Form 10-Q
period 1994-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1995-02-14
CIK 787075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 1994

OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to


Commission File Number:  0-17122


             FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)


Delaware                                                          57-0866076
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

34 Broad Street, Charleston, South Carolina                            29401
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (803) 529-5800


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                                  Outstanding Shares at
            Common Stock                                 January 31, 1995

           $.01 Par Value                                    6,278,135

                                 FIRST FINANCIAL HOLDINGS, INC.


                                              INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NO.

        Consolidated Statements of Financial Condition                  1
        at December 31, 1994 and September 30, 1994

        Consolidated Statements of Income for the Three                 2
        Months Ended December 31, 1994 and 1993

        Consolidated Statements of Cash Flows for the                   3
        Three Months Ended December 31, 1994 and 1993

        Notes to Financial Statements                                 4-7

        Management's Discussion and Analysis of Results              8-21
        of Operations and Financial Condition

PART II - OTHER INFORMATION

EXHIBITS                                                            22-23

SIGNATURES                                                             24


                               SCHEDULES OMITTED

        All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                                  FIRST FINANCIAL HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    December 31,   September 30,
                                                                        1994           1994

                                                                       (Amounts in thousands)
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                           $   32,555      $   23,568
Investments held to maturity (market value of $66,136 and $66,974)      67,893          67,997
Investments available for sale, at fair value                           38,144          37,897
Investment in capital stock of Federal Home Loan Bank, at cost          11,982          11,982
Loans receivable, net                                                  982,039         960,532
Mortgage-backed securities held to maturity (market value of $21,485
   and $22,291)                                                         21,664          22,483
Mortgage-backed securities available for sale, at fair value            83,373          83,137
Accrued interest receivable                                              8,620           7,862
Office properties and equipment, net                                    14,391          14,229
Real estate and other assets acquired in settlement of loans             5,105           6,124
Other assets                                                             6,888           8,459
Total assets                                                        $1,272,654      $1,244,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposit accounts                                                 $1,070,376      $1,062,995
   Advances from Federal Home Loan Bank                                 71,806          46,406
   Securities sold under agreements to repurchase                       14,777          13,098
   Long-term debt                                                       19,763          19,763
   Advances by borrowers for taxes and insurance                         2,622           5,864
   Outstanding checks                                                    6,777           6,080
   Other                                                                 3,931           7,392
Total liabilities                                                    1,190,052       1,161,598

Stockholders' equity:
   Serial preferred stock, authorized 3,000,000 shares--
       none issued
   Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,835,307 and 6,822,574 shares at
       December 31, 1994 and September 30, 1994, respectively               68              68
   Additional paid-in capital                                           23,320          23,237
   Retained income, substantially restricted                            68,418          67,098
   Unrealized net gain (loss) on securities available for sale,
       net of income tax                                                (4,345)         (2,872)
   Treasury stock at cost, 558,214 shares at December 31, 1994 and
       September 30, 1994                                               (4,859)         (4,859)
Total stockholders' equity                                              82,602          82,672
Total liabilities and stockholders' equity                          $1,272,654      $1,244,270


The accompanying notes are an integral part of the statements.

                                  FIRST FINANCIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended
                                                                       December 31,
                                                                 1994                1993
                                                                  (Amounts in thousands,
                                                                 except per share amounts)
                                                                       (Unaudited)
INTEREST INCOME
   Interest on loans and mortgage-backed securities          $ 20,570             $ 20,625
   Interest and dividends on investments                        1,313                  891
   Other                                                          469                  589
Total interest income                                          22,352               22,105
INTEREST EXPENSE
   Interest on deposits:
       NOW accounts                                               507                  462
       Money market accounts                                    1,285                1,097
       Certificate and other accounts                           9,114                8,402
   Interest on deposits                                        10,906                9,961
   Interest on borrowed money                                   1,374                1,539
Total interest expense                                         12,280               11,500
NET INTEREST INCOME                                            10,072               10,605
Provision for loan losses                                         107                  585
Net interest income after provision for loan losses             9,965               10,020

OTHER INCOME
   Net gain (loss) on sale of loans                               -                    263
   Loan servicing fees                                            328                  361
   Service charges and fees on deposit accounts                   974                  868
   Real estate operations, net                                    (90)                (206)
   Other                                                          711                  796
Total other income                                              1,923                2,082

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries and employee benefits                               4,406                4,046
   Occupancy costs                                                755                  631
   Marketing                                                      306                  243
   Depreciation, amortization, rental and maintenance
       of equipment                                               590                  563
   FDIC insurance premiums                                        620                  690
   Other                                                        1,699                1,847
Total general and administrative expenses                       8,376                8,020

Income before income taxes                                      3,512                4,082
Income tax expense                                              1,315                1,057
NET INCOME                                                   $  2,197             $  3,025

NET INCOME PER COMMON SHARE                                  $    .35             $    .47

Cash dividends                                               $    .14             $    .12

Weighted average shares outstanding                             6,271                6,417


The accompanying notes are an integral part of the statements.

                                  FIRST FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    Three Months Ended
                                                                       December 31,
                                                                 1994                1993
                                                                  (Amounts in thousands)
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                             $ 2,197             $ 3,025
Adjustments to reconcile net income to net
       cash provided by operating activities
   Depreciation                                                            437                 410
   Gain on sale of loans, net                                                                 (263)
   Loss on sale of property and equipment, net                               4                   3
   Gain on sale of real estate owned, net                                  (72)               (195)
   Amortization of unearned discounts/premiums on
       investments                                                          (5)                (16)
   Decrease in deferred loan fees and discounts                           (119)               (239)
   Decrease in receivables and prepaid expenses                            829                 260
   Provision for loan losses                                               107                 585
   Write downs of real estate acquired in settlement of loans               60                 215
   FHLB stock dividends                                                                       (147)
   Proceeds from sales of loans held for sale                                               30,379
   Origination of loans held for sale                                                      (31,094)
   Decrease in accounts payable and accrued expenses                    (2,005)               (965)
   Amortization of purchase accounting adjustments                          59                 (85)
Net cash provided by operating activities                                1,492               1,873
INVESTING ACTIVITIES
Proceeds from maturity of investments held to maturity                   5,099               5,502
Proceeds, at par, of redemption of mutual funds available for sale                           5,000
Principal collected on investments                                          51                   9
Purchases of investments available for sale                               (898)
Purchases of investments held to maturity                               (5,043)            (13,446)
Purchases of mutual funds available for sale                                                (4,000)
(Increase) decrease in loans, net                                      (19,454)              2,963
Increase in credit card receivables                                     (1,041)             (1,024)
Purchases of loans and loan participations                                (813)
Repayments on mortgage-backed securities                                 2,369              16,179
Purchases of mortgage-backed securities available for sale              (3,579)
Proceeds from the sales of real estate owned                               959               1,606
Net purchase of office properties and equipment                           (603)               (260)
Net cash provided by investing activities                              (22,953)             12,529
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                              7,405              (7,166)
Proceeds from FHLB advances                                             71,900
Repayment of FHLB advances                                             (46,500)            (17,999)
Increase (decrease) of securities sold under agreements to repurchase    1,679                 (12)
Decrease in funds held for others                                       (3,242)             (4,036)
Proceeds from sale of common stock                                          83                  76
Dividends paid                                                            (877)               (770)
Net cash used in financing activities                                   30,448             (29,907)
Net increase (decrease) in cash and cash equivalents                     8,987             (15,505)
Cash and cash equivalents at beginning of period                        23,568              48,141
Cash and cash equivalents at end of period                             $32,555             $32,636
Supplemental disclosures:
   Cash paid during the period for:
       Interest                                                        $15,504           $  14,659
       Income taxes                                                        408               1,721
   Loans foreclosed or in-substance foreclosed                             367               1,110
   Loans securitized into mortgage-backed securities                       -                   -
   Unrealized net gain (loss) on securities available for sale,
       net of income tax or benefit                                     (1,473)               (551)


The accompanying notes are an integral part of the statements.

                                 FIRST FINANCIAL HOLDINGS, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Significant Accounting Policies

Consolidation

      The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc. ("the Company") and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway and all of their subsidiaries. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

Earnings per Share

      Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,270,525 for the quarter ended December 31, 1994 as compared to 6,416,868 for the quarter ended December 31, 1993.

Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and all investments payable on demand or with original terms of three months or less.

Investments in Debt Securities

      The Company's investments in debt securities principally consist of U.S. Treasury securities and mortgage-backed securities purchased by the Company or created when the Company exchanges pools of loans for mortgage-backed securities. The Company adopted Statement of Financial Accounting Standards ("SFAS") 115 as of September 30, 1993. In accordance with SFAS 115, the Company classifies its investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.
      Securities are designated as held to maturity if the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income.
      Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported as trading securities. Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.
      The Company classifies securities as available for sale when at the time of purchase it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity.
      Securities designated as available for sale are recorded at market value. Changes in the market value of debt securities available for sale are included in shareholders' equity as unrealized holding gains or losses net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale securities are computed on the specific identification basis.

Securities Sold Under Agreements to Repurchase

      The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements remain in the asset accounts.

Allowance for Possible Loan Losses

      The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to related allowances and all recoveries are credited to the allowances. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends, and economic conditions. Management evaluates the carrying value of loans periodically and the allowances are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Allowances for loan losses are subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Office Properties and Equipment

      Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided generally on the straight-line method over the estimated life of the related asset for financial reporting purposes. Estimated lives range up to thirty years for buildings and improvements and up to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements which extend the useful lives of the respective assets are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

Real Estate

      Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value.
Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

      The Company records loans as in-substance foreclosures, if the borrower has little or no equity in the collateral based upon its current fair value; proceeds for repayment of the loan can be expected to be generated only through the operation or sale of the collateral; and the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but, because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are included in real estate acquired through foreclosure in the accompanying Consolidated Statements of Financial Condition and are accounted for as real estate acquired through foreclosure.

Loans Receivable and Loans Held for Sale

      The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan offering for portfolio lending purposes. The Company's consumer loans include lines of credit, mobile home loans, auto loans, marine loans and loans on various other types of consumer products. The Company also makes shorter term commercial business loans on a secured and unsecured basis.

      Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are offset by the deferral of certain direct expenses associated with loans originated. The net fees or costs are recognized as yield adjustments by applying the interest method.

      Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is ninety days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt.

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Income Taxes

      Effective October 1, 1992, the Company prospectively adopted SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to accounting for income taxes. Under
SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Financial statements for prior years reflect income taxes recorded under the deferred method required by previous accounting standards.

Reclassifications

      Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior period's net income or retained earnings as previously reported.

                                  FIRST FINANCIAL HOLDINGS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


BASIS OF CONSOLIDATIONS AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc., ("First Financial, or the Company") and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of Conway ("Peoples Federal") (together, the "Associations"). All significant intercompany items related to the consolidated subsidiaries have been eliminated.

GENERAL

      The Company recorded net income of $2.2 million, or $.35 per share, for the first quarter of fiscal 1995, compared with $3.0 million, or $.47 per share earned in the first quarter of fiscal 1994. A major component of the variance in net income for the comparable periods was an increase in the effective tax rate in the December 1994 quarter due to the elimination of net operating loss carryforwards at Peoples Federal. The effective tax rate for the December 1994 quarter was 37.4% compared to 25.9% in the December 1993 quarter. Income before taxes for the December 1994 quarter was $3.5 million compared with $4.1 million for the December 1993 quarter.

      Beginning in the March quarter of fiscal 1994, the Federal Reserve Board of Governors (the "Fed") took actions to increase short-term interest rates in response to signs of increased economic activity and possible future increases in inflation. By the end of fiscal 1994, market interest rates had increased 200 basis points or more. Such actions by the Fed have continued in fiscal 1995. In November 1994, the Fed increased the Federal Funds rate by 3/4 of 1%. The Fed took action again on February 1, 1995, increasing the Federal Funds rate by 1/2 of 1%. During the quarter ending December 31, 1994, the Company experienced an increase in its average cost of funds of 26 basis points while its average yield on earning assets remained at the same level as the December 1993 quarter. During the quarter ending December 31, 1993 - before Fed intervention started - the gross interest margin was 3.30%. During the most recent quarter, the gross margin declined to 3.04%, with total net interest income also declining by $533 thousand compared with the comparable quarter in fiscal 1994.

      On January 30, 1995, the Company announced a stock repurchase program to acquire up to approximately 250,000 shares of the Company's common stock, which represents approximately 4.0% of the Company's outstanding common stock. The repurchase plan is expected to be completed by September 30, 1995.

BALANCE SHEET ANALYSIS

      Consolidated assets of the Company totaled $1.27 billion at December 31, 1994 compared to $1.24 billion at September 30,
1994. During the quarter assets increased $28.4 million principally as a result of net growth of $21.5 million in loans receivable.

Cash and Investment Securities

      Cash, deposits in transit and interest-bearing deposits increased $9.0 million during the three months and totaled $32.6 million at December 31, 1994. Investments held to maturity declined by $104 thousand while investments available for sale increased $247 thousand. The Company's investments and other interest-earning deposits continue to be comprised primarily of
U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the quarter purchases of investments held to maturity totaled $5.0 million while purchases of investments available for sale totaled $898 thousand. Maturities of investments totaled $5.1 million during the quarter.

Loans and Mortgage-backed Securities

      Loans receivable totaled $982.0 million at December 31, 1994 compared to $960.5 million at September 30, 1994. Mortgage-backed securities declined $583 thousand in the current quarter to total $105.0 million at December 31, 1994.

      The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $38.0 million (net of refinances) in mortgage loans, $9.1 million in consumer loans and $5.0 million in commercial business loans during the three months ending December 31, 1994. Purchases of adjustable-rate mortgage-backed securities available for sale totaled $3.6 million in the three months ending December 31, 1994. The Company did not originate any loans for sale during the current quarter.

      Due to present market conditions, the Company has substantially reduced originations of loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                              Dec. 31,             Sept. 30,          Dec. 31,
                                                1994                 1994               1993
Residential (1-4 family)                    $  604,077           $  582,783          $  540,269
Other residential                               58,732               59,309              61,399
Acquisition and development                      6,220                7,674              11,575
Other land and lots                             15,632               15,313              14,263
Commercial real estate                         191,244              191,976             215,796
Home equity lines of credit                     46,680               47,389              50,418
Consumer                                        65,354               64,204              64,482
Commercial business                             24,079               24,962              27,587
Mortgage-backed securities                     105,036              105,620              89,151
    Total gross loans                       $1,117,054           $1,099,230          $1,074,940

      As the above table indicates, gross loan and mortgage-backed securities balances increased $17.8 million during the current quarter principally due to the Company's retention of all single-family loans originated during the quarter.

      The Company originates virtually all loans in its primary market area located in the coastal region of South Carolina.
Less than 1% of total gross loans are secured by property or collateral located outside South Carolina. In an effort to expand mortgage lending operations and improve earning asset growth the company expects to begin originating mortgage loans in other markets in South Carolina within the next six months. The Company will utilize its existing mortgage loan products and programs which management believes will be competitive in these markets.

      Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $27.2 million at December 31, 1994, compared to $29.2 million at September 30, 1994. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $84.5 million as of December 31, 1994 compared to $84.8 million at September 30, 1994.

Asset Quality

      The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                                              Dec. 31,             Sept. 30,          Dec. 31,
                                                1994                 1994               1993
Non-accrual loans                             $ 2,643              $ 1,620            $ 3,215
Loans 90 days or more
    past due (1)                                4,656                  740              3,483
Renegotiated loans                             11,888               13,129              9,055
In-substance foreclosures                       2,438                2,834              4,254
Real estate and other
    assets acquired in
    settlement of loans                         2,666                3,290              4,439
        Total                                 $24,291              $21,613            $24,446

As a percent of net loans
    and real estate owned                       2.46%                2.24%              2.52%
As a percent of total assets                    1.91%                1.74%              1.99%

(1) The Company continues to accrue interest on these loans.

      Problem assets increased $2.7 million during the first three months of fiscal 1995, primarily due to increased levels of loans on non-accrual or loans 90 days or more past due.

      Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                                              Dec. 31,             Sept. 30,          Dec. 31,
                                                1994                 1994               1993
Residential (1-4 family)                       $1,951               $1,452             $  892
Other residential                               2,989                                   1,522
Acquisition and development
    loans                                                                                 353
Other land and lots                               715                  302                325
Commercial real estate                            820                  285              2,371
Home equity lines of credit                        17                                      54
Consumer                                          113                  123                361
Commercial business                               694                  198                820
    Total                                      $7,299               $2,360             $6,698

      Loans on non-accrual and loans 90 days or more delinquent totaled $7.3 million at December 31, 1994, increasing $4.9 million during the first quarter of fiscal 1995. Approximately $3.0 of the increase relates to two loans secured by a multifamily project in Charleston, South Carolina. The borrower has experienced cash flow problems and the loans have become seriously delinquent. Subsequent to quarter end, on January 31, 1995, the loans were no longer ninety days delinquent.

      Renegotiated loans declined $1.2 million during the current three months. A $1.2 million resort development loan renegotiated in 1983 was repaid during the current quarter.

      Real estate and other assets acquired in settlement of loans and in-substance foreclosures declined by $1.0 million during the current quarter. The Company continues to be successful in disposing of real estate once it obtains title to the collateral.


Allowance for Loan Losses

      The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

      The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at December 31, 1994 and September 30, 1994 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                 December 31, 1994                  September 30, 1994
                                       Gross       % of                    Gross        % of
                                       Loan      Allowance                 Loan       Allowance
                         Allowance    Balance   to Balance   Allowance    Balance    to Balance
Residential loans:
    1-4 family           $ 2,053   $  604,077        .34%    $ 1,825     $582,783       .31%
    Other                  1,501       58,732       2.56       1,582       59,309      2.67
Acquisition and
    development loans        306        6,220       4.92         382        7,674      4.98
Other land and lot loans     687       15,632       4.39       1,009       15,313      6.59
Commercial real
    estate                 4,424      191,244       2.31       4,276      191,976      2.23
Commercial business          793       24,079       3.29         750       24,962      3.00
Consumer loans               925      112,034        .83         904      111,593       .81
    Total                $10,689   $1,012,018       1.06%    $10,728     $993,610      1.08%


      The following table provides a summary of activity in the allowance for loan losses for the first quarter of fiscal 1995
(amounts in thousands).

                                 Balance                                                Balance
                                Sept. 30                      Charge-                   Dec. 31
                                  1994        Additions        offs      Recoveries       1994


Real estate                      $ 9,074                      $  134         $ 31      $ 8,971
Commercial business                  750       $   18              3           28          793
Consumer                             904           89            111           43          925
    Total                        $10,728       $  107         $  248         $102      $10,689

Deposits

      Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits increased $7.4 million during the three months ending
December 31, 1994.

      First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                              December 31, 1994         September 30, 1994         December 31, 1993
                                            % of                        % of                       % of
                             Balance        Total        Balance        Total       Balance        Total
Checking accounts         $  114,569        10.70%   $  112,270        10.56%   $  109,317        10.47%
Passbook, statement and
    other accounts           141,627        13.23       150,693        14.18       158,497        15.18
Money market funds           141,160        13.19       140,511        13.22       150,394        14.41
Certificate accounts         673,020        62.88       659,521        62.04       625,743        59.94
    Total deposits        $1,070,376       100.00%   $1,062,995       100.00%   $1,043,951       100.00%


      Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. The Company continues to face moderate disintermediation of balances of short-term deposit accounts because of the current level of deposit account interest rates versus overall market interest rates. The Company utilized brokered certificates of deposit programs during the quarter. Such deposits comprised $17.4 million of total deposits at December 31, 1994 while there were no comparable brokered deposits at September 30, 1994 or December 31, 1993.

Borrowings

      Primarily as a result of growth in loans receivable during the quarter and the utilization of FHLB advances as a primary source of funds, total borrowings increased $27.1 million to total $106.3 million as of December 31, 1994. Approximately $70.4 million in FHLB advances mature within one year from December 31, 1994.

Stockholders' Equity

      Stockholders' equity declined slightly during the first quarter of fiscal 1995 to total $82.6 million at December 31, 1994. This decline was principally a result of reductions of $1.5 million for unrealized net losses on securities available for sale and cash dividends of $877 thousand, offset partially by net income for the three months of $2.2 million. The Company's capital ratio, total capital to total assets, was 6.49% at December 31, 1994, compared to 6.64% at September 30, 1994. During the quarter, the Company increased its cash dividends to $.14 per share compared with $.12 per share in the earlier period.

Regulatory Capital

      Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1994, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 4.0% and 8.0%, respectively.

      On November 28, 1994, the OTS announced its decision to reverse immediately its August 1993 interim policy requiring associations to include unrealized gains and losses, net of income taxes, on available for sale debt securities in regulatory capital. Under the revised OTS policy, the Associations have added back any unrealized losses, and deducted any unrealized gains, net of income taxes, on available for sale securities reported as a separate component of equity capital pursuant to SFAS 115. Available for sale equity securities have been valued at the lower of cost or fair value for regulatory capital purposes. This revised policy is consistent with the policies of other federal banking agencies. The OTS policy allows an option to adopt the revised policy at December 31, 1994, March 31, 1995 or June 30, 1995. Both Associations adopted the policy, which had a positive effect on regulatory capital computations, at December 31, 1994.

      The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31 1994:

                                               First Federal                Peoples Federal
                                                       Percent of                   Percent of
                                            Amount       Assets         Amount        Assets
                                                        (Amounts in thousands)

Tangible capital                            $71,287       7.63%          $26,781      7.98%
Tangible capital requirement                 14,008       1.50             5,033      1.50
Excess                                      $57,279       6.13%          $21,748      6.48%

Core capital                                $71,287       7.63%          $26,781      7.98%
Core capital requirement                     28,017       3.00            10,066      3.00
Excess                                      $43,270       4.63%          $16,715      4.98%

Risk-based capital(a)                       $77,468      12.14%           26,781     15.44%
Minimum risk-based capital requirement(a)    51,034       8.00            13,878      8.00
Excess(a)                                   $26,434       4.14%          $12,903      7.44%

____________________________
(a)  Based on total risk-weighted assets.

      For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10K for the fiscal year ending September 30, 1994.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

      The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 7.30% for the current three months compared to 9.78% for the comparable period in fiscal 1994. Peoples Federal's average liquidity ratio was 10.37% during the present three months compared with 8.63% in the prior period.

      The Associations' primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity are subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Association's have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale.

      During the current quarter the Company experienced a net cash outflow from investing activities of $23.0 million, consisting principally of loans originated for investment and mortgage-backed securities purchased, offset by principal payments on loans and mortgage-backed securities. In addition the Company experienced cash inflows of $1.5 million from operating activities and $30.4 million from financing activities.
Financing activities consisted principally of $25.4 million in FHLB advances, $7.4 million of increased deposit balances and $1.7 million in net additions to reverse repurchase agreements.

Parent Company Liquidity

      As a holding company, First Financial conducts its business through its subsidiaries. First Financial issued $20.3 million in senior notes of the Company in September 1992 principally for the purpose of acquiring Peoples Federal. Potential sources for First Financial's payment of principal and interest on the notes include: (i) dividends from First Federal and Peoples Federal;
(ii) payments from existing cash reserves and sales of marketable investment securities; and (iii) interest on investment assets.

      The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations.

      As of December 31, 1994, First Financial had cash reserves and marketable securities of $6.3 million. Cash reserves and marketable securities may also be utilized for the stock repurchase program recently announced in January 1995, whereby the Company may repurchase approximately $250,000 shares of common stock.

      First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Dividend Limitations" in the Company's 10K for the fiscal year ending September 30, 1994.

Asset/Liability Management

      The Company's Asset and Liability Committees establish policies and monitor results to control interest rate sensitivity. Although the Company utilizes measures such as static gap, which is simply the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, just as important a process is the evaluation of how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance mix assumptions. These projections enable the Company to adjust its strategies to lessen the impact of significant interest rate fluctuations.

      The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                               December 31,      September 30,     December 31,
                                                   1994               1994             1993

Interest-earning assets maturing or
    repricing within one year                    $864,404          $842,471          $792,614
Interest-bearing liabilities maturing or
    repricing within one year                     731,366           681,467           664,182
Cumulative gap                                   $133,038          $161,004          $128,432

Gap as a percent of
    total assets                                   10.45%            12.94%            10.44%

      First Financial has continued its emphasis on the origination of adjustable-rate and other short-term loans in order to reduce interest rate risk. The Company's one year positive gap as a percent of total assets declined from 12.94% to 10.45% during the current three months. A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would increase if market rates increased. A negative gap would suggest the reverse. Because adjustments to interest rates on adjustable-rate loans and mortgage-backed securities tend to lag changes in market rates, the benefit attributed to a positive gap will be experienced over a longer period of time depending on how fast the indices rise and the frequency of repricing of the assets.
The Company also has a significant portion of its adjustable loan portfolio indexed to various cost of funds indices, which tend to lag the market to a greater extent than treasury-related indices.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 1994 AND 1993

Net Interest Income

      First Financial's net interest income for the three months ending December 31, 1994 was $10.1 million compared with $10.6 million for the comparable quarter in fiscal 1994. The gross interest margin declined from 3.30% in the prior quarter to 3.04% in the current quarter and reflects an increase in the Company's average cost of funds.

      Average yields on earning assets were 7.29% in both periods. Interest rates paid on deposits and borrowings increased from one year ago resulting in a increase of .26%, or 26 basis points, in the cost of funds. Management anticipates that average asset yields will slowly improve as certain of the indices used to reprice adjustable-rate mortgage loans, consumer and commercial business loans are expected to increase further in future months. Management, however, also expects the cost of deposits and borrowings may increase due to increases in market interest rates, thus creating a potential for further contraction of the gross interest margin. The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                                      Quarter Ending December 31,
                                                   1994                         1993
                                         Average         Average        Average       Average
                                         Balance       Yield/Rate       Balance     Yield/Rate
Loans and mortgage-backed securities    $1,091,918        7.47%      $1,069,037        7.65%
Other interest-earning assets              123,774        5.71          134,220        4.37
Total interest-earning assets           $1,215,692        7.29%      $1,203,257        7.29%

Deposits                                $1,057,769        4.09       $1,048,144        3.77
Borrowings                                  88,084        6.19           94,795        6.44
Total interest-bearing liabilities      $1,145,853        4.25%      $1,142,939        3.99%

Gross interest margin                                     3.04%                        3.30%

Net interest margin                                       3.31%                        3.53%

      The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                           Quarter Ending December 31
                                                                1994 versus 1993

                                                      Volume           Rate            Total
Interest income:
    Loans and mortgage-backed
        securities                                    $ 436           $(491)          $ (55)
    Investments and other
        interest-earning assets                        (122)            424             302
Total interest income                                   314             (67)            247

Interest expense:
    Deposit accounts                                     92             853             945
    Borrowings                                         (107)            (58)           (165)
Total interest expense                                  (15)            795             780
    Net interest income                               $ 329           $(862)          $(533)

      Total interest income for the current quarter of $22.4 million represents growth of $247 thousand from the comparative quarter in fiscal 1994. Average balances of earning assets increased $12.4 million during the current quarter compared to the December 1993 quarter. Average yields on loans and mortgage-backed securities declined by 18 basis points. Approximately 72% of the Company's gross loan portfolio, including mortgage-backed securities, is comprised of adjustable-rate loans, with a majority of such loans repricing to cost of funds or treasury-based indices. The majority of such loan reprice on an annual basis. Both the timing of annual rate adjustments and the lagged nature of cost of funds indices have contributed to lower yields on loans and mortgage-backed securities.

      The average yield on all other earning assets increased from 4.37% in the prior quarter to 5.71% in the current quarter. The average yield increased 134 basis points in the current quarter as short-term interest rates increased substantially from year-ago levels.

      Total interest expense increased $780 thousand during the current quarter, with average interest-bearing liability balances increasing by $2.9 million. The average cost of deposits increased 25 basis points while the average cost of borrowings declined 32 basis points. The Company's overall cost of funds increased 26 basis points to 4.25% from 3.99% in the prior period.

Provision for Loan Losses

      During the current quarter, First Financial's provision for loan losses totaled $107 thousand, compared to $585 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $146 thousand compared with $113 thousand in the comparable quarter in fiscal 1994. Total loan loss reserves as of December 31, 1994 and 1993 were $10.7 million and $11.2 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were 1.09% and 1.17% at December 31, 1994 and 1993, respectively.

Other Income

      Net gains on the sale of mortgage loans totaled $263 thousand during the December 31, 1993 quarter. Sales of fixed-rate residential loans originated for sale totaled $30.4 million in the prior quarter. There were no loan sales during the current quarter in keeping with management's strategy to include originations of higher-yielding fixed-rate mortgage loans in the loan portfolio.

      Loan servicing fee income declined $33 thousand in the current quarter, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $106 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and the implementation of new service charges.

      Real estate operations, net, produced losses of $90 thousand and $206 thousand in the quarters ending December 31, 1994 and 1993, respectively. Real estate and in-substance foreclosed balances have declined $3.6 million, or 41.3% since December 31, 1993.

General and Administrative Expenses

      General and administrative expenses increased $356 thousand during the current quarter. General and administrative expenses as a percentage of average assets increased from 2.58% in the December 31, 1993 quarter to 2.66% in the current quarter. Salaries and benefits increased $360 thousand, principally as a result of annual merit increases, higher benefit costs and the effect of more fixed salary costs being recognized in the current
period due to lower loan origination volume.   Full-time
equivalent employees declined from 520 as of December 31, 1993 to 510 at December 31, 1994.

      FDIC insurance premiums were $70 thousand less in the current quarter compared to the prior period. Although deposit balances have increased, both subsidiaries are now assessed at the lowest premium rate currently in effect under the FDIC risk-based assessment plan. Peoples Federal had been subject to a higher assessment rate until January 1, 1994.

      Other expenses increased moderately in the current quarter and were primarily attributable to higher costs related to increased numbers of deposit accounts serviced, increased occupancy costs related to the leasing of additional space at First Federal's Operations Center for the consolidation of all back-office functions of this subsidiary and increased marketing efforts by both subsidiaries. These increases were offset by other initiatives of the Company which have contributed to holding many expenses at or below prior quarter levels.

Income Tax Expense

      During the current quarter, the Company's effective tax rate was 37.4% compared to 25.9% in the comparable quarter. The actual tax provision of $1.3 million resulted in an increase of $258 thousand from the prior period. The increased effective rate is attributable to the elimination of net operating losses at Peoples Federal.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

      For a comprehensive discussion of regulatory issues, refer to "Regulation of the Associations" in the Company's 10K for the fiscal year ending September 30, 1994.

      As noted in the Company's 10K for fiscal 1994, the Federal Deposit Insurance Corporation ("FDIC") is expected to reduce the deposit insurance assessment rates for the Bank Insurance Fund ("BIF") later this year. The FDIC is not expected to make any change in the Savings Association Insurance Fund until the fund is recapitalized. Current projections show this will not occur until 2002. Savings industry leaders have commented to the FDIC that thrift institutions will be placed at a less competitive position than BIF-insured institutions when BIF rates are lowered.

      The OTS along with other banking agencies issued a final rule, effective January 17, 1995, to implement the portions of section 305 of FDICIA that require the agencies to revise their risk-based capital standards for insured depository institutions to ensure that those standards take adequate account of concentration of credit risk and the risks of nontraditional activities. The final rule amends the risk-based capital standards by explicitly identifying concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy.

                                 FIRST FINANCIAL HOLDINGS, INC.

                                        OTHER INFORMATION

Item 1 - Legal Proceedings

      Periodically, there are various claims and lawsuits involving the Associations and their subsidiaries mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Associations hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. In the opinion of management and the Company's legal counsel, no material loss is expected from any of such pending claims or lawsuits.

Item 2 - Changes in Securities

Not applicable.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      The following proposals were submitted to the Company's stockholders at the annual meeting on January 26, 1995. The proposals were approved by a vote of the stockholders.

Proposal I:  Election of Directors

Gary C. Banks, Jr.
Joseph A. Baroody
Paul G. Campbell, Jr.
Herman B. Speissegger, Jr.

Proposal II:  Ratification of First Financial's 1994 Outside
Directors Stock Option-for-Fees Plan

Proposal III:  Ratification of First Financial's 1994 Stock
Purchase Plan

Item 5 - Other Information

None

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

No. 3.  Amended Bylaws

      There were no reports on Form 8-K filed during the quarter ending December 31, 1994.

                                 FIRST FINANCIAL HOLDINGS, INC.

                                           SIGNATURES


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Financial Holdings, Inc.


Date:  February 13, 1995           By: /s/ A. Thomas Hood
                                   A. Thomas Hood
                                   Executive Vice President
                                   Treasurer
                                   Principal Financial Officer
                                   Duly Authorized Representative