Form 10-Q
period 1995-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1995-05-12
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1995

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


                   Class                         Outstanding Shares at
               Common Stock                           May 10, 1995

              $.01 Par Value                            6,290,724

                               FIRST FINANCIAL HOLDINGS, INC.


                                            INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.

       Consolidated Statements of Financial Condition
       at March 31, 1995 and September 30, 1994                         1

       Consolidated Statements of Income for the Three
       Months Ended March 31, 1995 and 1994                             2

       Consolidated Statements of Income for the Six
       Months Ended March 31, 1995 and 1994                             3

       Consolidated Statements of Cash Flows for the
       Six Months Ended March 31, 1995 and 1994                         4

       Notes to Financial Statements                                  5-8

       Management's Discussion and Analysis of Results
       of Operations and Financial Condition                         9-24

PART II - OTHER INFORMATION                                         25-26

SIGNATURES                                                             27

EXHIBITS


                           SCHEDULES OMITTED

       All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                               FIRST FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,   September 30,
                                                                    1995          1994

                                                                    (Amounts in thousands)
                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                        $   27,791     $   23,568
Investments held to maturity (market value of $69,011 and $66,974)   69,606         67,997
Investments available for sale, at fair value                        39,095         37,897
Investment in capital stock of Federal Home Loan Bank, at cost       11,982         11,982
Loans receivable, net                                             1,001,737        960,532
Mortgage-backed securities held to maturity (market value
   of $21,180 and $22,291)                                           21,024         22,483
Mortgage-backed securities available for sale, at fair value         83,678         83,137
Accrued interest receivable                                           8,486          7,862
Office properties and equipment, net                                 14,905         14,229
Real estate and other assets acquired in settlement of loans          5,222          6,124
Other assets                                                          9,251          8,459
Total assets                                                     $1,292,777     $1,244,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                               $1,056,935     $1,062,995
  Advances from Federal Home Loan Bank                               87,707         46,406
  Securities sold under agreements to repurchase                     24,314         13,098
  Long-term debt                                                     19,763         19,763
  Advances by borrowers for taxes and insurance                       3,924          5,864
  Outstanding checks                                                  7,534          6,080
  Other                                                               6,830          7,392
Total liabilities                                                 1,207,007      1,161,598

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000 shares--
      none issued
  Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,865,138 and 6,822,574 shares at
      March 31, 1995 and September 30, 1994, respectively                69             68
  Additional paid-in capital                                         23,534         23,237
  Retained income, substantially restricted                          69,668         67,098
  Unrealized net loss on securities available for sale,
      net of income tax                                              (2,328)        (2,872)
  Treasury stock at cost, 578,409 and 558,214 shares at
      March 31, 1995 and September 30, 1994, respectively            (5,173)        (4,859)
Total stockholders' equity                                           85,770         82,672
Total liabilities and stockholders' equity                       $1,292,777     $1,244,270


The accompanying notes are an integral part of the statements.

                               FIRST FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended
                                                                     March 31,
                                                              1995               1994
                                                              (Amounts in thousands,
                                                             except per share amounts)
                                                                    (Unaudited)

INTEREST INCOME
  Interest on loans and mortgage-backed securities        $21,293             $19,485
  Interest and dividends on investments                     1,365                 904
  Other                                                       572                 559
Total interest income                                      23,230              20,948
INTEREST EXPENSE
  Interest on deposits:
      NOW accounts                                            457                 443
      Money market accounts                                 1,281               1,024
      Certificate and other accounts                        9,864               8,097
  Interest on deposits                                     11,602               9,564
  Interest on borrowed money                                1,923               1,265
Total interest expense                                     13,525              10,829
NET INTEREST INCOME                                         9,705              10,119
Provision for loan losses                                      26                 118
Net interest income after provision for loan losses         9,679              10,001

OTHER INCOME
  Net gain (loss) on sale of loans                                               (177)
  Loan servicing fees                                         315                 349
  Service charges and fees on deposit accounts                927                 822
  Real estate operations, net                                 (73)                 (6)
  Other                                                       883                 876
Total other income                                          2,052               1,864

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                            4,364               4,087
  Occupancy costs                                             718                 684
  Marketing                                                   238                 274
  Depreciation, amortization, rental and maintenance
      of equipment                                            595                 544
  FDIC insurance premiums                                     637                 625
  Other                                                     1,805               1,788
Total general and administrative expenses                   8,357               8,002

Income before income taxes                                  3,374               3,863
Income tax expense                                          1,243               1,100
NET INCOME                                                $ 2,131             $ 2,763

NET INCOME PER COMMON SHARE                               $  0.34             $  0.43

Cash dividends                                            $  0.14             $  0.12

Weighted average shares outstanding                         6,277               6,415


The accompanying notes are an integral part of the statements.

                               FIRST FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME


                                                                 Six Months Ended
                                                                     March 31,
                                                              1995               1994
                                                              (Amounts in thousands,
                                                             except per share amounts)
                                                                   (Unaudited)
INTEREST INCOME
  Interest on loans and mortgage-backed securities          $41,863            $40,110
  Interest and dividends on investments                       2,678              1,795
  Other                                                       1,041              1,148
Total interest income                                        45,582             43,053
INTEREST EXPENSE
  Interest on deposits:
      NOW accounts                                              964                904
      Money market accounts                                   2,566              2,122
      Certificate and other accounts                         18,978             16,499
  Interest on deposits                                       22,508             19,525
  Interest on borrowed money                                  3,297              2,804
Total interest expense                                       25,805             22,329
NET INTEREST INCOME                                          19,777             20,724
Provision for loan losses                                       133                703
Net interest income after provision for loan losses          19,644             20,021

OTHER INCOME
  Net gain on sale of loans                                     -                   86
  Loan servicing fees                                           643                710
  Service charges and fees on deposit accounts                1,901              1,690
  Real estate operations, net                                  (163)              (212)
  Other                                                       1,594              1,672
Total other income                                            3,975              3,946

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                              8,770              8,133
  Occupancy costs                                             1,473              1,315
  Marketing                                                     544                517
  Depreciation, amortization, rental and maintenance
      of equipment                                            1,185              1,107
  FDIC insurance premiums                                     1,257              1,315
  Other                                                       3,504              3,635
Total general and administrative expenses                    16,733             16,022

Income before income taxes                                    6,886              7,945
Income tax expense                                            2,558              2,157

NET INCOME                                                  $ 4,328            $ 5,788

NET INCOME PER COMMON SHARE                                 $  0.69            $  0.90

Cash dividends                                              $  0.28            $  0.24

Weighted average shares outstanding                           6,274              6,416

The accompanying notes are an integral part of the statements.

                               FIRST FINANCIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Six Months Ended
                                                                     March 31,
                                                              1995               1994
                                                              (Amounts in thousands)
                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income                                                 $ 4,328            $ 5,788
Adjustments to reconcile net income to net
      cash provided by operating activities
  Depreciation                                                 869                790
  Gain on sale of loans, net                                                      (86)
  Gain on sale of investments, net                             (20)                -
  Loss on sale of property and equipment, net                    6                 10
  Gain on sale of real estate owned, net                       (80)              (263)
  Amortization of unearned discounts/premiums on
      investments                                              (27)               (18)
  Decrease in deferred loan fees and discounts                (191)              (530)
  Increase in receivables and prepaid expenses              (1,386)            (2,359)
  Provision for loan losses                                    133                703
  Write downs of real estate acquired in settlement of loans   116                219
  FHLB stock dividends                                          -                (298)
  Proceeds from sales of loans held for sale                    50             64,130
  Origination of loans held for sale                                          (62,280)
  Increase (decrease) in accounts payable and accrued
      expenses                                                 594             (1,829)
  Amortization of purchase accounting adjustments              170               (112)
Net cash provided by operating activities                    4,562              3,865
INVESTING ACTIVITIES
Proceeds from maturity of investments held to maturity       7,000             14,001
Proceeds, at par, of redemption of mutual funds
     available for sale                                                         5,000
Principal collected on investments                             380                163
Proceeds from sales of investments held to maturity          3,999                 -
Proceeds from saleS of investments available for sale        2,419
Purchases of investments held to maturity                  (13,018)           (24,241)
Purchases of investments available for sale                 (3,538)            (5,961)
Purchases of mutual funds available for sale                                   (4,000)
(Increase) decrease in loans, net                          (40,853)            18,569
Net increase in credit card receivables                       (554)              (443)
Purchase of loans                                             (813)
Repayment on mortgage-backed securities                      5,102             30,229
Purchases of mortgage-backed securities available for sale  (3,579)            (9,924)
Proceeds from the sales of real estate owned                 1,911              2,617
Net purchase of office properties and equipment             (1,546)              (409)
Net cash provided by investing activities                  (43,090)            25,601
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                 (6,051)           (15,665)
Proceeds from FHLB advances                                 63,300              6,000
Repayment of FHLB advances                                 (22,000)           (38,000)
Net purchase (repurchase) of securities sold under
  agreements to repurchase                                  11,216               (324)
Decrease in funds held for others                           (1,940)            (2,539)
Proceeds from sale of common stock                             298                138
Dividends paid                                              (1,758)            (1,542)
Treasury stock purchased                                      (314)            (1,094)
Net cash used in financing activities                       42,751            (53,026)
Net decrease in cash and cash equivalents                    4,223            (23,560)
Cash and cash equivalents at beginning of period            23,568             48,140
Cash and cash equivalents at end of period                 $27,791            $24,580
Supplemental disclosures:
  Cash paid during the period for:
      Interest                                             $27,103            $24,426
      Income taxes                                           2,831              4,152
  Loans foreclosed or insubstance foreclosed                 1,078              3,309
  Loans securitized into mortgage-backed securities
  Increase (decrease) in unrealized net gain (loss) on
      securities available for sale, net of income tax         544             (2,149)

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

Earnings per Share

     Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,277,387 for the quarter ended March 31, 1995 as compared to 6,415,266 for the quarter ended March 31, 1994. The weighted average shares outstanding amounted to 6,273,918 for the six months ended
March 1, 1995 as compared to 6,416,076 for the six months ended
March 31, 1994.

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

GENERAL

     The Company recorded net income of $2.1 million, or $.34 per share, for the second quarter of fiscal 1995, compared with $2.8 million, or $.43 per share earned in the second quarter of fiscal 1994. One major component of the variance in net income was a decline in net interest income of $414 thousand compared with the comparable quarter in fiscal 1995.

     During the quarter ending March 31, 1995, the Company experienced an increase in its average cost of funds of 72 basis points while its average yield on earning assets increased 36 basis points from the March 1994 quarter. The Federal Reserve Board of Governors (the "Fed") began to take actions a little over one year ago to increase short-term interest rates in response to signs of increased economic activity and possible future increases in inflation. Since that time the Fed has steadily increased the Fed funds rate from an average effective rate of 3.34% in March of 1994 to 5.98% in March of 1995.
During the quarter ending March 31, 1994 - early in the Fed intervention process - the Company's gross interest margin was 3.29%. During the most recent quarter, the gross margin declined to 2.93%.

     Another major component of the variance in net income for the comparable periods was an increase in the effective tax rate in the March 1995 quarter due to the elimination of net operating loss carryforwards at Peoples Federal. The effective tax rate for the March 1995 quarter was 36.8% compared to 28.5% in the March 1994 quarter. Income before taxes for the March 1995 quarter was $3.4 million compared with $3.9 million for the March 1994 quarter.

     Net income for the six months ended March 31, 1995, was $4.3 million, or $.69 per share, compared with $5.8 million, or $.90 per share, for the comparable period last year. Income before taxes was $6.9 million for the current six months, or approximately $1.1 million lower than in the six months ending March 31, 1994. The largest variance was in net interest income which declined $947, or 4.6%, from the previous period. Income tax expense also increased $401 thousand with a resultant effective tax rate of 37.1% compared with 27.1% in the six months ending March 31, 1994.

     On January 30, 1995, the Company announced a stock repurchase program to acquire up to approximately 250,000 shares of the Company's common stock, which represents approximately 4.0% of the Company's outstanding common stock. Repurchases of 19,900 shares at an average price of $15.53 have been made under the plan through March 31, 1995.

BALANCE SHEET ANALYSIS

     Consolidated assets of the Company totaled $1.29 billion at March 31, 1995 compared to $1.24 billion at September 30, 1994. During the six months assets increased $48.5 million principally as a result of growth of $41.2 million in net loans receivable.

Cash and Investment Securities

     Cash, deposits in transit and interest-bearing deposits increased $4.2 million during the six months and totaled $27.8 million at March 31, 1995. Investments held to maturity increased by $1.6 million while investments available for sale increased $1.2 million. The Company's investments and other interest-earning deposits continue to be comprised primarily of
U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the six months purchases of investments held to maturity totaled $13.0 million while purchases of investments available for sale totaled $3.5 million. Maturities of investments totaled $7.4 million during the period with sales of $6.4 million recorded.

Loans and Mortgage-backed Securities

     Loans receivable totaled $1.0 billion at March 31, 1995 compared to $960.5 million at September 30, 1994. Mortgage-backed securities declined $918 thousand in the current six months to total $104.7 million at March 31, 1995.

     The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $75.6 million (net of refinances) in mortgage loans, $19.3 million in consumer loans and $9.6 million in commercial business loans during the six months ending March 31, 1995. Purchases of adjustable-rate mortgage-backed securities available for sale totaled $3.6 million in the six months ending March 31, 1995. The Company did not originate any loans for sale during the current period.

     Due to present market conditions, the Company has substantially reduced originations of loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                   Mar. 31,       Sept. 30,        Mar. 31,
                                     1995            1994             1994
Residential (1-4 family)        $  623,008       $  582,783       $  538,145
Other residential                   58,280           59,309           59,946
Acquisition and development          5,497            7,674           10,081
Other land and lots                 16,720           15,313           14,880
Commercial real estate             188,888          191,976          207,140
Home equity lines of credit         46,266           47,389           48,301
Consumer                            66,599           64,204           63,980
Commercial business                 24,678           24,962           26,050
Mortgage-backed securities         104,702          105,620           83,038
   Total gross loans            $1,134,638       $1,099,230       $1,051,561


     As the above table indicates, gross loan and mortgage-backed securities balances increased $35.4 million during the current six months principally due to the Company's retention of all single-family loans originated during the quarter.

     The Company originates virtually all loans in its primary market area located in the coastal region of South Carolina.
Less than 1% of total gross loans are secured by property or collateral located outside South Carolina. In an effort to expand mortgage lending operations and improve earning asset growth the company expects to begin originating mortgage loans in other markets in South Carolina within the next quarter. The Company will utilize its existing mortgage loan products and programs which management believes will be competitive in these markets.

     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $29.4 million at March 31, 1995, compared to $29.2 million at September 30, 1994. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $89.8 million as of March 31, 1995 compared to $84.8 million at September 30, 1994.

Asset Quality

     Problem assets declined $1.3 million during the first six months of fiscal 1995, primarily due to a reduction in renegotiated loans. The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                                  Mar. 31,        Sept. 30,       Mar. 31,
                                    1995            1994            1994
Non-accrual loans                 $ 2,512         $ 1,620        $  3,535
Loans 90 days or more
   past due (1)                     1,043             740             540
Renegotiated loans                 11,536          13,129          13,536
In-substance foreclosures           3,365           2,834           4,180
Real estate and other
   assets acquired in
   settlement of loans              1,857           3,290           4,186
       Total                      $20,313         $21,613        $ 25,977

As a percent of net loans
   and real estate owned            2.02%           2.24%           2.73%
As a percent of total assets        1.57%           1.74%           2.15%

(1) The Company continues to accrue interest on these loans.


     Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):


                                      Mar. 31,       Sept. 30,      Mar. 31,
                                        1995           1994           1994
Residential (1-4 family)               $1,908         $1,452         $1,916
Other residential                         -                             -
Acquisition and development
   loans                                                                290
Other land and lots                       131            302            982
Commercial real estate                    884            285            205
Home equity lines of credit                                              17
Consumer                                  145            123            328
Commercial business                       487            198            337
   Total                               $3,555         $2,360         $4,075


     Loans on non-accrual and loans 90 days or more delinquent totaled $3.6 million at March 31, 1995, increasing $1.2 million during the first six months of fiscal 1995.

     Renegotiated loans declined $1.6 million during the current six months. A $1.2 million resort development loan renegotiated in 1983 was repaid during the current period.

     Real estate and other assets acquired in settlement of loans and in-substance foreclosures declined by $902 thousand during the current six months. The Company continues to be successful in disposing of real estate once it obtains title to the collateral.


Allowance for Loan Losses

     The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

     The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at March 31, 1995 and September 30, 1994 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                 March 31, 1995                  September 30, 1994
                                     Gross       % of                   Gross       % of
                                     Loan      Allowance                Loan      Allowance
                       Allowance    Balance   to Balance  Allowance    Balance   to Balance
Residential loans:
   1-4 family           $ 2,213  $  623,008       .36%    $ 1,825     $582,783       .31%
   Other                  1,603      58,280      2.75       1,582       59,309      2.67
Acquisition and
   development loans        242       5,497      4.40         382        7,674      4.98
Other land and lot loans    579      16,720      3.46       1,009       15,313      6.59
Commercial real
   estate                 4,169     188,888      2.21       4,276      191,976      2.23
Commercial business         867      24,678      3.51         750       24,962      3.00
Consumer loans              925     112,865       .82         904      111,593       .81
   Total                $10,598  $1,029,936      1.03%    $10,728     $993,610      1.08%


      The following table provides a summary of activity in the allowance for loan losses for the first six months of fiscal 1995
(amounts in thousands).

                               Balance                                              Balance
                              Sept. 30                     Charge-                  Mar. 31
                                1994        Additions       offs      Recoveries      1995

Real estate                    $ 9,074       $(128)          $212         $ 72     $ 8,806
Commercial business                750         136              3           42         925
Consumer                           904         125            219           57         867
   Total                       $10,728       $ 133           $434         $171     $10,598

Deposits

     Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits declined $6.1 million during the six months ending March 31, 1995.

     First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                             March 31, 1995           September 30, 1994         March 31, 1994
                                         % of                        % of                      % of
                            Balance      Total        Balance        Total      Balance        Total
Checking accounts        $  110,796       10.48%   $  112,270       10.56%   $  106,780       10.31%
Passbook, statement and
   other accounts           133,774       12.66       150,693       14.18       161,334       15.58
Money market funds          127,921       12.10       140,511       13.22       145,745       14.08
Certificate accounts        684,444       64.76       659,521       62.04       621,523       60.03
   Total deposits        $1,056,935      100.00%   $1,062,995      100.00%   $1,035,382      100.00%


     The Company continues to face moderate disintermediation of balances of short-term deposit accounts because of the current level of deposit account interest rates versus overall market interest rates. The Company utilized brokered certificates of deposit programs during the current six months. Such deposits comprised $17.4 million or 1.6% of total deposits at March 31, 1995 while there were no comparable brokered deposits at September 30, 1994 or March 31, 1994.

Borrowings

     Primarily as a result of growth in loans receivable during the six months and the utilization of FHLB advances as a primary source of funds, total borrowings increased $52.5 million to total $131.8 million as of March 31, 1995. Approximately $86.3 million in FHLB advances mature within one year from March 31, 1995.

Stockholders' Equity

     Stockholders' equity increased $3.1 million during the first six months of fiscal 1995 to total $85.8 million at March 31, 1995. The Company's capital ratio, total capital to total assets, was 6.63% at March 31, 1995, compared to 6.64% at September 30, 1994. During the current six months, the Company paid cash dividends of $.28 per share compared with $.24 per share in the earlier period.

Regulatory Capital

     Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 1995, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 4.0% and 8.0%, respectively.

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

     The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31 1995:

                                             First Federal              Peoples Federal
                                                     Percent of                 Percent of
                                          Amount       Assets        Amount       Assets
                                                     (Amounts in thousands)

Tangible capital                          $71,925       7.63%         $26,815      7.79%
Tangible capital requirement               14,144       1.50            5,162      1.50
Excess                                    $57,781       6.13%         $21,653      6.29%

Core capital                              $71,925       7.63%         $26,815      7.79%
Core capital requirement                   28,289       3.00           10,323      3.00
Excess                                    $43,636       4.63%         $16,492      4.79%

Risk-based capital(a)                     $78,145      11.93%         $26,815     14.91%
Minimum risk-based capital requirement(a)  52,392       8.00           14,382      8.00
Excess(a)                                 $25,753       3.93%         $12,433      6.91%

____________________________
(a)  Based on total risk-weighted assets.

     For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10K for the fiscal year ending September 30, 1994.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

     The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 7.29% for the current six months compared to 9.41% for the comparable period in fiscal 1994. Peoples Federal's average liquidity ratio was 9.90% during the present six months compared with 9.21% in the comparable period.

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

     During the current six months the Company experienced a net cash outflow from investing activities of $43.1 million, consisting principally of loans originated for investment and mortgage-backed securities purchased, offset by principal payments on loans and mortgage-backed securities. In addition the Company experienced cash inflows of $4.6 million from operating activities and $42.8 million from financing activities. Financing activities consisted principally of $41.3 million in FHLB advances and $11.2 million of net additions to reverse repurchase agreements.

Parent Company Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. First Financial issued $ 20.3 million in senior notes of the Company in September 1992 principally for the purpose of acquiring Peoples Federal. Potential sources for First Financial's payment of principal and interest on the notes include: (i) dividends from First Federal and Peoples Federal;
(ii) payments from existing cash reserves and sales of marketable investment securities; and (iii) interest on investment assets.

     The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations.

     As of March 31, 1995, First Financial had cash reserves and marketable securities of $7.2 million. Cash reserves and marketable securities may also be utilized for the stock repurchase program recently announced in January 1995, whereby the Company may repurchase approximately $250,000 shares of common stock.

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

     The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                              March 31,       September 30,      March 31,
                                                1995               1994            1994

Interest-earning assets maturing or
   repricing within one year                   $880,730         $842,471         $788,849
Interest-bearing liabilities maturing or
   repricing within one year                    777,009          681,467          631,513
Cumulative gap                                 $103,721         $161,004         $157,336
Gap as a percent of
   total assets                                   8.02%           12.94%           13.04%


     First Financial has continued its emphasis on the origination of adjustable-rate and other short-term loans in order to reduce interest rate risk. The Company's one year positive gap as a percent of total assets declined from 12.94% to 8.02% during the current six months. A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would increase if market rates increased. A negative gap would suggest the reverse. Because adjustments to interest rates on adjustable-rate loans and mortgage-backed securities tend to lag changes in market rates, the benefit attributed to a positive gap will be experienced over a longer period of time depending on how fast the indices rise and the frequency of repricing of the assets.
The Company also has a significant portion of its adjustable loan portfolio indexed to various cost of funds indices, which tend to lag the market to a greater extent than treasury-related indices.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING March 31, 1995 AND 1994

Net Interest Income

     First Financial's net interest income for the three months ending March 31, 1995 was $9.7 million compared with $10.1 million for the comparable quarter in fiscal 1994. The gross interest margin declined from 3.29% in the prior quarter to 2.93% in the current quarter and reflects a greater increase in the Company's average cost of funds than its average yield on earning assets.

     Average yields on earning assets were 7.58% and 7.22% in the March 1995 and 1994 periods. Interest rates paid on deposits and borrowings increased from one year ago resulting in a increase of 72 basis points in the cost of funds. Management anticipates that average asset yields will slowly improve as certain of the indices used to reprice adjustable-rate mortgage loans, consumer and commercial business loans are expected to increase further in future months. Management, however, also expects the cost of deposits and borrowings may increase due to increases in market interest rates, thus creating a potential for further contraction of the gross interest margin. The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                                    Quarter Ending March 31,
                                                 1995                        1994
                                       Average         Average      Average       Average
                                       Balance       Yield/Rate     Balance     Yield/Rate
Loans and mortgage-backed securities  $1,113,437        7.76%     $1,042,761        7.57%
Other interest-earning assets            129,417        6.07         133,300        4.44
Total interest-earning assets         $1,242,854        7.58      $1,176,061        7.22

Deposits                               1,060,445        4.44      $1,035,892        3.74
Borrowings                               117,758        6.60          79,322        6.41
Total interest-bearing liabilities    $1,178,203        4.65      $1,115,214        3.93

Gross interest margin                                   2.93%                       3.29%

Net interest margin                                     3.12%                       3.44%


     The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                Quarter Ending March 31,
                                                   1995 versus 1994

                                           Volume        Rate        Total
Interest income:
   Loans and mortgage-backed
     securities                            $1,319      $  489       $1,808
   Investments and other
     interest-earning assets                  (44)        518          474
Total interest income                       1,275       1,007        2,282

Interest expense:
   Deposit accounts                           229       1,809        2,038
   Borrowings                                 620          38          658
Total interest expense                        849       1,847        2,696
   Net interest income                     $  426      $ (840)      $ (414)


     Total interest income for the current quarter of $23.2 million represents growth of $2.3 million from the comparative quarter in fiscal 1994. Average balances of earning assets increased $66.8 million during the current quarter compared to the March 1994 quarter. Average yields on loans and mortgage-backed securities increased by 19 basis points. Approximately 72% of the Company's gross loan portfolio, including mortgage-backed securities, is comprised of adjustable-rate loans, with a majority of such loans repricing to cost of funds or treasury-based indices. The majority of such loans reprice on an annual basis.

     The average yield on all other earning assets increased from 4.44% in the prior quarter to 6.07% in the current quarter. The average yield increased 163 basis points in the current quarter as short-term interest rates increased substantially from year-ago levels.

     Total interest expense increased $2.7 million during the current quarter, with average interest-bearing liability balances increasing by $63.0 million. An increasingly competitive deposit market resulted in a higher cost of funds during the quarter.
The average cost of deposits increased 70 basis points while the average cost of borrowings increased 19 basis points. The Company's overall cost of funds increased 72 basis points to 4.65% from 3.93% in the prior period.

Provision for Loan Losses

     During the current quarter, First Financial's provision for loan losses totaled $26 thousand, compared to $118 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $117 thousand compared with $434 thousand in the comparable quarter in fiscal 1994. Total loan loss reserves as of March 31, 1995 and 1994 were $10.6 million and $10.9 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were 1.06% and 1.16% at March 31, 1995 and 1994, respectively.

Other Income

     Net losses of $177 thousand were incurred on the sale of mortgage loans during the March 31, 1994 quarter. Sales of fixed-rate residential loans originated for sale totaled $33.8 million in the prior quarter. There were virtually no loan sales during the current quarter in keeping with management's strategy to include originations of higher-yielding fixed-rate mortgage loans in the loan portfolio.

     Loan servicing fee income declined $34 thousand in the current quarter, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $105 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and the implementation of new service charges. Real estate operations, net, produced losses of $73 thousand and $6 thousand in the quarters ending March 31, 1995 and 1994, respectively.


General and Administrative Expenses

     General and administrative expenses increased $355 thousand during the current quarter. General and administrative expenses as a percentage of average assets declined from 2.63% in the March 31, 1994 quarter to 2.61% in the current quarter. Salaries and benefits increased $277 thousand, principally as a result of annual merit increases, higher benefit costs and the effect of more fixed salary costs being recognized in the current period
due to lower loan origination volume.   Full-time equivalent
employees declined from 522 as of March 31, 1994 to 507 at March 31, 1995.

     Other expenses increased moderately in the current quarter and were primarily attributable to higher costs related to increased numbers of deposit accounts serviced and increased occupancy costs related to the leasing of additional space at First Federal's Operations Center for the consolidation of all back-office functions of this subsidiary. These increases were offset by other initiatives of the Company which have contributed to holding many expenses at or below prior quarter levels.

Income Tax Expense

     During the current quarter, the Company's effective tax rate was 36.8% compared to 28.5% in the comparable quarter. The actual tax provision of $1.2 million resulted in an increase of $143 thousand from the prior period. The increased effective rate is attributable to the elimination of net operating losses at Peoples Federal.

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 1995 AND 1994

Net Interest Income

     First Financial's net interest income for the six months ending March 31, 1995 was $19.8 million compared with $20.7 million for the comparable six months in fiscal 1994. The gross interest margin declined from 3.26% in the prior six months to 2.99% in the current six months.

     The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                                   Six Months Ending March 31,
                                                 1995                        1994
                                       Average         Average      Average       Average
                                       Balance       Yield/Rate     Balance     Yield/Rate
Loans and mortgage-backed securities  $1,101,608        7.62%    $1,060,320         7.59%
Other interest-earning assets            126,607        5.89        133,451         4.42
Total interest-earning assets         $1,228,215        7.44     $1,193,771         7.23

Deposits                              $1,059,944        4.26     $1,042,207         3.76
Borrowings                               102,430        6.50         87,113         6.45
Total interest-bearing liabilities    $1,162,374        4.45%    $1,129,320         3.97%
Gross interest margin                                   2.99%                       3.26%
Net interest margin                                     3.22%                       3.47%


     The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                             Six Months Ending March 31
                                                  1995 versus 1994
                                        Volume           Rate           Total
Interest income:
   Loans and mortgage-backed
       securities                       $1,591        $   162          $1,753
   Investments and other
       interest-earning assets            (158)           934             776
Total interest income                    1,433          1,096           2,529

Interest expense:
   Deposit accounts                        338          2,645           2,983
   Borrowings                              472             21             493
Total interest expense                     810          2,666           3,476
   Net interest income                  $  623        $(1,570)         $ (947)


Provision for Loan Losses

     During the current six months, First Financial's provision for loan losses totaled $133 thousand, compared to $703 thousand during the same period in the previous year. Net charge-offs for the current six months totaled $263 thousand compared with $547 thousand in the comparable period in fiscal 1994.

Other Income

     Net gains on the sale of mortgage loans totaled $86 thousand during the six months ending March 31, 1995. Sales of fixed-rate residential loans originated for sale totaled $64.1 million in the prior period. There were virtually no loan sales during the current six months.

     Loan servicing fee income declined $67 thousand in the current six months, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $211 thousand during the current period. Real estate operations, net, produced losses of $163 thousand and $212 thousand in the six months ending March 31, 1995 and 1994, respectively.

General and Administrative Expenses

     General and administrative expenses increased $711 thousand during the current six months. General and administrative expenses as a percentage of average assets increased from 2.60% in the prior period to 2.64% in the current period. Salaries and benefits increased $637 thousand, principally as a result of annual merit increases, higher benefit costs and the effect of more fixed salary costs being recognized in the current period due to lower loan origination volume.

     FDIC insurance premiums were $58 thousand lower in the current six months compared to the prior period. Although deposit balances have increased, both subsidiaries are now assessed at the lowest premium rate currently in effect under the FDIC risk-based assessment plan. Peoples Federal had been subject to a higher assessment rate until January 1, 1994.

Income Tax Expense

     During the first six months, the Company's effective tax rate was 37.1% compared to 27.1% in the comparable period. The actual tax provision of $2.6 million resulted in an increase of $401 thousand from the prior period. The increased effective rate is attributable to the elimination of net operating losses at Peoples Federal.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

     For a comprehensive discussion of regulatory issues, refer to "Regulation of the Associations" in the Company's 10K for the fiscal year ending September 30, 1994.

     As noted in the Company's 10K for fiscal 1994, the Federal Deposit Insurance Corporation ("FDIC") is expected to reduce the deposit insurance assessment rates for the Bank Insurance Fund ("BIF") later this year. The FDIC is not expected to make any change in the Savings Association Insurance Fund until the fund is recapitalized. Current projections show this will not occur until 2002. Savings industry leaders have commented to the FDIC that thrift institutions will be placed at a less competitive position than BIF-insured institutions when BIF rates are lowered. Alternative solutions to the problem are now being considered by Congress as well as the FDIC and other regulatory agencies.

     The federal banking agencies have finally completed their two year effort to overhaul regulations implementing the Community Reinvestment Act ("CRA'). The final rule is the culmination of two proposal efforts made in response to President Clinton's July 1993 request that the agencies review and revise the CRA regulations to make them more performance-based, objective, and less burdensome. The rule replaces the twelve assessment factors used to evaluate CRA performance with three tests, the lending, investment and service tests, and the lending test will carry the primary emphasis. Full implementation of the rule will begin
July 1, 1997, but institutions may opt to be evaluated under the new requirements as early as January 1, 1996, provided they have sufficient data collected. In all cases, data collection requirements begin January 1, 1996.

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

Not applicable.

Item 5 - Other Information

None

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

No. 3.  Amended Bylaws

Report on Form 8-K

     On January 27, 1995, the Company filed a Form 8-K announcing that A. L. Hutchinson, Jr., was named Vice Chairman of First Financial and its subsidiary, First Federal. He will also remain President and Chief Executive Officer of First Financial.
A. Thomas Hood was named Executive Vice President and Chief Operating Officer of First Financial and President and Chief Executive Officer and Treasurer of First Federal of Charleston. He will continue to serve as Chief Financial Officer and Treasurer of First Financial. The Vice Chairman and Chief Operating Officer positions are newly created positions. All of the announced changes became effective February 1, 1995.

     On January 30, 1995, the Company filed a form 8-K announcing the commencement of a stock repurchase program to acquire up to 250,000 shares, or 4%, of the Company's outstanding common stock.

                               FIRST FINANCIAL HOLDINGS, INC.

                                         SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Financial Holdings, Inc.


Date:  May 10, 1995           By: /s/ A. Thomas Hood
                                   A. Thomas Hood
                                   Executive Vice President
                                   Treasurer
                                   Principal Financial Officer
                                   Duly Authorized Representative