Form 10-Q
period 1995-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1995-08-14
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended June 30, 1995

                                   OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from                to


                    Commission File Number:  0-17122


                     FIRST FINANCIAL HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)


Delaware                                                          57-0866076
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                         Identification No.)

34 Broad Street, Charleston, South Carolina                            29401
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (803) 529-5800


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


            Class                      Outstanding Shares at
        Common Stock                      August 11, 1995

       $.01 Par Value                        6,302,643

                      FIRST FINANCIAL HOLDINGS, INC.


                                   INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition
     at June 30, 1995 and September 30, 1994               1

     Consolidated Statements of Income for the Three
     Months Ended June 30, 1995 and 1994                   2

     Consolidated Statements of Income for the Nine
     Months Ended June 30, 1995 and 1994                   3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 1995 and 1994              4

     Notes to Financial Statements                       5-9

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition             10-32

PART II - OTHER INFORMATION                               33

SIGNATURES                                                34

EXHIBITS                                                  35


                             SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                      FIRST FINANCIAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30,     September 30,
                                                                              1995           1994

                                                                            (Amounts in thousands)
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                                $   31,463      $   23,568
Investments held to maturity (market value of $70,676 and $66,974)           70,233          67,997
Investments available for sale, at fair value                                37,504          37,897
Investment in capital stock of Federal Home Loan Bank, at cost               11,982          11,982
Loans receivable, net                                                     1,033,735         960,532
Mortgage-backed securities held to maturity (market value of $20,852
 and $22,291)                                                                20,217          22,483
Mortgage-backed securities available for sale, at fair value                 85,929          83,137
Accrued interest receivable                                                   8,890           7,862
Office properties and equipment, net                                         15,079          14,229
Real estate and other assets acquired in settlement of loans                  5,092           6,124
Other assets                                                                  8,176           8,459
Total assets                                                             $1,328,300      $1,244,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposit accounts                                                        $1,065,441      $1,062,995
 Advances from Federal Home Loan Bank                                        87,407          46,406
 Securities sold under agreements to repurchase                              42,133          13,098
 Long-term debt                                                              19,763          19,763
 Advances by borrowers for taxes and insurance                                5,411           5,864
 Outstanding checks                                                           8,498           6,080
 Other                                                                       10,320           7,392
Total liabilities                                                         1,238,973       1,161,598

Stockholders' equity:
 Serial preferred stock, authorized 3,000,000 shares--
    none issued
    Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,881,102 and 6,822,574 shares at
    June 30, 1995 and September 30, 1994, respectively                           69              68
 Additional paid-in capital                                                  23,736          23,237
 Retained income, substantially restricted                                   71,071          67,098
 Unrealized net loss on securities available for sale,
    net of income tax                                                          (374)         (2,872)
 Treasury stock at cost, 578,534 and 558,214 shares at
    June 30, 1995 and September 30, 1994, respectively                       (5,175)         (4,859)
Total stockholders' equity                                                   89,327          82,672
Total liabilities and stockholders' equity                               $1,328,300      $1,244,270


The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended
                                                                        June 30,
                                                                   1995         1994
                                                                 (Amounts in thousands,
                                                               except per share amounts)
                                                               (Unaudited)
INTEREST INCOME
 Interest on loans and mortgage-backed securities               $  22,346       $19,509
 Interest and dividends on investments                              1,341           979
 Other                                                                688           593
Total interest income                                              24,375        21,081
INTEREST EXPENSE
 Interest on deposits                                              12,378         9,747
 Interest on borrowed money                                         2,303         1,142
Total interest expense                                             14,681        10,889
NET INTEREST INCOME                                                 9,694        10,192
Provision for loan losses                                              47           255
Net interest income after provision for loan losses                 9,647         9,937

OTHER INCOME
 Net gain (loss) on sale of loans                                     --           (143)
 Gain on trading securities                                           --          1,059
 Loan servicing fees                                                  287           339
 Service charges and fees on deposit accounts                       1,011           897
 Real estate operations, net                                          (26)          (54)
 Other                                                                893           717
Total other income                                                  2,165         2,815

GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and employee benefits                                     4,382         4,201
 Occupancy costs                                                      761           723
 Marketing                                                            249           351
 Depreciation, amortization, rental and maintenance of equipment      607           556
 FDIC insurance premiums                                              637           624
 Other                                                              1,685         1,712
Total general and administrative expenses                           8,321         8,167

Income before income taxes                                          3,491         4,585
Income tax expense                                                  1,207         1,009
NET INCOME                                                        $ 2,284       $ 3,576

NET INCOME PER COMMON SHARE                                       $   .36       $   .56

Cash dividends                                                    $   .14       $   .12

Weighted average shares outstanding                                 6,292         6,357

The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                                    Nine Months Ended
                                                                         June 30,
                                                                    1995         1994
                                                                 (Amounts in thousands,
                                                                except per share amounts)
                                                                (Unaudited)
INTEREST INCOME
 Interest on loans and mortgage-backed securities                  $64,209      $59,619
 Interest and dividends on investments                               4,019        2,774
 Other                                                               1,729        1,741
Total interest income                                               69,957       64,134
INTEREST EXPENSE
 Interest on deposits                                               34,886       29,272
 Interest on borrowed money                                          5,600        3,946
Total interest expense                                              40,486       33,218
NET INTEREST INCOME                                                 29,471       30,916
Provision for loan losses                                              180          958
Net interest income after provision for loan losses                 29,291       29,958

OTHER INCOME
 Net gain (loss) on sale of loans                                        1          (57)
 Gain on trading securities                                            --         1,059
 Loan servicing fees                                                   930        1,049
 Service charges and fees on deposit accounts                        2,912        2,587
 Real estate operations, net                                          (189)        (266)
 Other                                                               2,486        2,389
Total other income                                                   6,140        6,761

GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and employee benefits                                     13,152       12,334
 Occupancy costs                                                     2,234        2,038
 Marketing                                                             793          868
 Depreciation, amortization, rental and maintenance of equipment     1,792        1,663
 FDIC insurance premiums                                             1,894        1,939
 Other                                                               5,189        5,347
Total general and administrative expenses                           25,054       24,189
Income before income taxes                                          10,377       12,530
Income tax expense                                                   3,765        3,166


NET INCOME                                                          $6,612      $ 9,364

NET INCOME PER COMMON SHARE                                         $ 1.05      $  1.46

Cash dividends                                                      $  .42      $   .36

Weighted average shares outstanding                                  6,280        6,396

The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Nine Months Ended
                                                                          June 30,
                                                                      1995         1994
                                                                    (Amounts in thousands)
                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                                        $  6,612     $  9,364
Adjustments to reconcile net income to net
    cash provided by operating activities
 Depreciation                                                        1,328        1,173
 (Gain) loss on sale of loans, net                                      (1)          57
 Gain on sale of investments, net                                      (48)          -
 Gain on trading securities                                             -        (1,059)
 Loss on sale of property and equipment, net                            14           14
 Gain on sale of real estate owned, net                               (112)        (233)
 Amortization of unearned discounts/premiums on investments            (63)         (11)
 Decrease in deferred loan fees and discounts                         (218)        (772)
 Increase in receivables and prepaid expenses                         (745)      (1,694)
 Provision for loan losses                                             180          958
 Write downs of real estate acquired in settlement of loans            148          356
 FHLB stock dividends                                                   -          (298)
 Proceeds from sales of loans held for sale                            677       74,998
 Origination of loans held for sale                                     -       (78,204)
 Increase (decrease) in accounts payable and accrued expenses        4,059         (819)
 Amortization of purchase accounting adjustments                       196          (66)
Net cash provided by operating activities                           12,027        3,764
INVESTING ACTIVITIES
Proceeds from maturity of investments held to maturity              10,100       15,399
Proceeds from maturity of investments available for sale                -         2,502
Proceeds, at par, of redemption of mutual funds available for sale      -         5,000
Principal collected on investments                                   1,671          263
Proceeds from sales of investments held to maturity                  3,999           -
Proceeds from sales of investments available for sale                7,303        1,999
Purchases of investments held to maturity                          (18,014)     (24,839)
Purchases of investments available for sale                         (6,201)     (10,059)
Purchases of mutual funds available for sale                            -        (4,000)
(Increase) decrease in loans, net                                  (71,989)      13,078
Net increase in credit card receivables                               (885)        (528)
Purchase of loans                                                   (2,260)          -
Repayment on mortgage-backed securities                              8,097       41,530
Purchases of mortgage-backed securities available for sale          (5,744)     (25,221)
Proceeds from the sales of real estate owned                         2,359        3,679
Net purchase of office properties and equipment                     (2,192)        (631)
Net cash provided by investing activities                          (73,756)      18,172
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                          2,497       (6,747)
Proceeds from FHLB advances                                        205,500       26,000
Repayment of FHLB advances                                        (164,500)     (53,000)
Net purchase of securities sold under agreements to repurchase      29,035        3,391
Decrease in funds held for others                                     (453)      (1,032)
Proceeds from sale of common stock                                     500          178
Dividends paid                                                      (2,639)      (2,307)
Treasury stock purchased                                              (316)      (1,531)
Net cash used in financing activities                               69,624      (35,048)
Net increase (decrease) in cash and cash equivalents                 7,895      (13,112)
Cash and cash equivalents at beginning of period                    23,568       48,140
Cash and cash equivalents at end of period                         $31,463     $ 35,028
Supplemental disclosures:
 Cash paid during the period for:
    Interest                                                       $40,483     $ 34,288
    Income taxes                                                     2,883        4,449
 Loans foreclosed or insubstance foreclosed                          2,389        3,883
 Loans securitized into mortgage-backed securities                      -            -
 Change in net urealized holding gain on trading securities             -         1,177
 Increase (decrease) in unrealized net gain (loss) on
    securities available for sale, net of income tax                 2,498       (3,475)


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

Earnings per Share

   Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,292,282 for the quarter ended June 30, 1995 as compared to 6,357,341 for the quarter ended June 30, 1994. The weighted average shares outstanding amounted to 6,280,039 for the nine months ended
June 30, 1995 as compared to 6,396,497 for the nine months ended
June 30, 1994.

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

GENERAL

   The Company recorded net income of $2.3 million, or $.36 per share, for the third quarter of fiscal 1995, compared with $3.6 million, or $.56 per share earned in the third quarter of fiscal 1994. Net income for the June 1994 quarter included a one-time gain of $1.1 million ($826 thousand after tax) on the sale of Regal Cinemas stock. Another major component of the variance in net income for the comparable periods was an increase in the effective tax rate in the June 1995 quarter due to the elimination of net operating loss carryforwards at Peoples Federal. The effective tax rate for the June 1995 quarter was 34.6% compared to 22.0% in the June 1994 quarter.

   Income before taxes for the June 1995 quarter was $3.5 million. Excluding the one-time securities gain of $1.1 million from the quarter ending June 30, 1994, income before taxes also totaled $3.5 million.

   Net income for the nine months ended June 30, 1995, was $6.6 million compared with $9.4 million for the same period last year. Variances in net income for the nine-month period include the previously mentioned securities gain in the third quarter of 1994 and an increase in the effective income tax rate due to the elimination of net operating loss carry forwards attributable to Peoples Federal. The effective income tax rate for the nine months ended June 30, 1995 was 36.3% compared to last year's rate of 25.3%.

   Primary and fully diluted earnings per share for the quarter ended June 1995 were $.36 as compared to $.56 in the June 1994 quarter ($.43 after excluding the securities gain) and $.34 in the March 1995 quarter. Earnings per share for the nine months ended June 30, 1995 were $1.05 as compared to $1.46 ($1.33 after excluding the securities gain) in the nine months ended June 30, 1994.

   On January 30, 1995, the Company announced a stock repurchase program to acquire up to approximately 250,000 shares of the Company's common stock, which represents approximately 4.0% of the Company's outstanding common stock. Repurchases of 19,900 shares at an average price of $15.53 have been made under the plan through June 30, 1995.

   The deposits of First Federal and Peoples Federal are insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC along with the Treasury and other federal agencies proposed on July 28 that the Savings Association Insurance Fund ("SAIF") be recapitalized to the same ratio levels as the Bank Insurance Fund ("BIF") through a special premium assessment between 85 and 90 basis points of deposits. After such an assessment, the proposal outlines that the assessment rates would then be initially equal and eventually result in a merger of the two funds. For a more complete discussion of management's assessment of the impact of this proposal on the operations of the Company, see "Recapitalization Proposal."

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled $1.3 billion at June 30, 1995 compared to $1.2 billion at September 30, 1994. During the nine months assets increased $84.0 million principally as a result of growth of $73.2 million in net loans receivable.

Cash and Investment Securities

   Cash, deposits in transit and interest-bearing deposits increased $7.9 million during the nine months and totaled $31.5 million at June 30, 1995. Investments held to maturity increased by $2.2 million while investments available for sale declined $393 thousand. The Company's investments and other interest-earning deposits continue to be comprised primarily of U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the nine months purchases of investments held to maturity totaled $18.0 million while purchases of investments available for sale totaled $6.2 million. Maturities of investments totaled $11.8 million during the period with sales of $11.3 million recorded.

Loans and Mortgage-backed Securities

   Loans receivable totaled $1.0 billion at June 30, 1995 compared to $960.5 million at September 30, 1994. Mortgage-backed securities increased $526 thousand in the current nine months to total $106.1 million at June 30, 1995.

   The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $126.0 million (net of refinances) in mortgage loans, $30.4 million in consumer loans and $17.5 million in commercial business loans during the nine months ending June 30, 1995. Purchases of adjustable-rate mortgage-backed securities available for sale totaled $5.7 million in the nine months ending June 30, 1995. The Company did not originate any loans for sale during the current period.

   Due to present market conditions, the Company has substantially reduced originations of loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1995          1994         1994
Residential (1-4 family)    $ 653,951   $  582,783      $563,487
Other residential              57,717       59,309        59,878
Acquisition and development     5,199        7,674        10,775
Other land and lots            16,455       15,313        13,617
Commercial real estate        188,320      191,976       197,397
Home equity lines of credit    45,331       47,389        47,881
Consumer                       69,643       64,204        63,886
Commercial business            27,153       24,962        24,356
Mortgage-backed securities    106,146      105,620        90,630
  Total gross loans        $1,169,915   $1,099,230    $1,071,907


   As the above table indicates, gross loan and mortgage-backed securities balances increased $70.7 million during the current nine months principally due to the Company's retention of all single-family loans originated during the period.

   The Company's primary lending market is the coastal region of South Carolina. Less than 1% of total gross loans are secured by property or collateral located outside South Carolina. In an effort to expand mortgage lending operations and improve earning asset growth the company began originating mortgage loans in other markets in South Carolina in the June 1995 quarter. The Company utilizes its existing mortgage loan products and programs in establishing correspondent relationships with other lenders.

   Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $33.9 million at June 30, 1995, compared to $29.2 million at September 30, 1994. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $88.4 million as of June 30, 1995 compared to $84.8 million at September 30, 1994.

Asset Quality

   Problem assets increased $518 thousand during the first nine months of fiscal 1995, primarily due to higher levels of non-accrual loans and loans 90 days or more past due. The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1995          1994         1994
Non-accrual loans           $ 3,822       $ 1,620     $  1,758
Loans 90 days or more
  past due (1)                2,040           740          353
Renegotiated loans           11,177        13,129       13,200
In-substance foreclosures     2,674         2,834        3,470
Real estate and other
  assets acquired in
  settlement of loans         2,418         3,290        3,665
     Total                  $22,131       $21,613     $ 22,446

As a percent of net loans
  and real estate owned       2.13%         2.24%        2.35%
As a percent of total assets  1.67%         1.74%        1.83%

(1) The Company continues to accrue interest on these loans.

   Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1995          1994         1994
Residential (1-4 family)     $2,004        $1,452       $1,043
Other residential               -              -            -
Acquisition and development
  loans                       1,405            -           100
Other land and lots              72           302          354
Commercial real estate        1,102           285          190
Home equity lines of credit      16            -            17
Consumer                        119           123          219
Commercial business           1,144           198          188
  Total                      $5,862        $2,360       $2,111

   Loans on non-accrual and loans 90 days or more delinquent totaled $5.9 million at June 30, 1995, increasing $3.5 million during the first nine months of fiscal 1995. Approximately $1.9 million of the increase relates to several loans for one borrowing entity secured by first mortgages on residential properties and a subdivision development and junior liens and assignments on residential and commercial properties. The borrowers have experienced cash flow problems resulting in serious delinquency.

   Renegotiated loans declined $2.0 million during the current nine months. A $1.2 million resort development loan renegotiated in 1983 was repaid during the current period.

   Real estate and other assets acquired in settlement of loans and in-substance foreclosures declined by $1.0 million during the current nine months. The Company continues to be successful in disposing of real estate once it obtains title to the collateral.

Allowance for Loan Losses

   The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

   The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at June 30, 1995 and September 30, 1994 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                 June 30, 1995                     September 30, 1994
                                     Gross      % of                     Gross     % of
                                      Loan    Allowance                   Loan    Allowance
                       Allowance    Balance   to Balance   Allowance    Balance   to Balance
Residential loans:
  1-4 family           $ 2,306    $  653,951     .35%      $ 1,825      $582,783     .31%
  Other                  1,613        57,717    2.79         1,582        59,309    2.67
Acquisition and
  development loans        217         5,199    4.17           382         7,674    4.98
Other land and lot loans   543        16,455    3.30         1,009        15,313    6.59
Commercial real
  estate                 4,178       188,320    2.22         4,276       191,976    2.23
Commercial business        766        27,153    2.82           750        24,962    3.00
Consumer loans             985       114,974     .86           904       111,593     .81
  Total                $10,608    $1,063,769    1.00%      $10,728      $993,610    1.08%


      The following table provides a summary of activity in the allowance for loan losses for the first nine months of fiscal
1995 (amounts in thousands).

                       Balance                                     Balance
                      Sept. 30                Charge-              June 30
                        1994     Additions    offs    Recoveries    1995
Real estate          $ 9,074      $ (95)       $251      $129     $ 8,857
Commercial business      750        (98)         32       146         766
Consumer                 904        373         369        77         985
  Total              $10,728      $ 180        $652      $352     $10,608

Deposits

   Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits increased $2.4 million during the nine months ending June 30, 1995.

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                          June 30, 1995      September 30, 1994      June 30, 1994
                                     % of                % of                 % of
                          Balance   Total      Balance   Total      Balance   Total
Checking accounts      $  116,264   10.91%  $  112,270   10.56%  $  107,769   10.32%
Passbook, statement and
  other accounts          133,039   12.49      150,693   14.18      159,654   15.29
Money market funds        125,829   11.81      140,511   13.22      141,887   13.59
Certificate accounts      690,309   64.79      659,521   62.04      634,951   60.80
  Total deposits       $1,065,441  100.00%  $1,062,995  100.00%  $1,044,261  100.00%


   The Company continues to face moderate disintermediation of balances of short-term deposit accounts because of the current level of deposit account interest rates versus overall market interest rates. The Company utilized brokered certificates of deposit programs during the current nine months. Such deposits comprised $11.2 million or 1.05% of total deposits at June 30, 1995 while there were no comparable brokered deposits at September 30, 1994 or June 30, 1994.

Borrowings

   Primarily as a result of growth in loans receivable during the nine months and the utilization of FHLB advances as a primary source of funds, total borrowings increased $70.0 million to total $149.3 million as of June 30, 1995. Approximately $86.0 million in FHLB advances and $42.1 million in reverse repurchase agreements mature within one year from June 30, 1995.

Stockholders' Equity

   Stockholders' equity increased $6.7 million during the first nine months of fiscal 1995 to total $89.3 million at June 30, 1995. The Company's capital ratio, total capital to total assets, was 6.72% at June 30, 1995, compared to 6.64% at September 30, 1994. During the current nine months, the Company paid cash dividends of $.42 per share compared with $.36 per share in the earlier period.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1995, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

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

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 1995:

                                                First Federal           Peoples Federal
                                                      Percent of               Percent of
                                             Amount     Assets        Amount     Assets
                                                         (Amounts in thousands)
Tangible capital                             $72,249     7.45%       $27,038     7.76%
Tangible capital requirement                  14,551     1.50          5,230     1.50
Excess                                       $57,698     5.95%       $21,808     6.26%

Core capital                                 $72,249     7.45%       $27,038     7.76%
Core capital requirement                      29,102     3.00         10,460     3.00
Excess                                       $43,147     4.45%       $16,578     4.76%

Risk-based capital(a)                        $78,466    11.62%       $27,038    14.86%
Minimum risk-based capital requirement(a)     54,020     8.00         14,555     8.00
Excess(a)                                    $24,446     3.62%       $12,483     6.86%

____________________________
(a)  Based on total risk-weighted assets.

   For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10K for the fiscal year ending September 30, 1994.


RECAPITALIZATION PROPOSAL

   At a July 28, 1995 hearing of the Senate Banking Committee, a plan for dealing with the problems of the SAIF was offered by the Treasury, FDIC, OTS and Federal Reserve Board. Specifics of the plan include:

   - Institutions holding SAIF-insured deposits would be required to pay a special premium in an amount sufficient to capitalize the SAIF fully as of January 1, 1996. The special premium would be between 85 and 90 basis points of deposits to yield up to $6.6 billion, the current amount necessary to reach 1.25%. It is estimated that the BIF reached its 1.25% reserve ratio goal in the second quarter of 1995.

   - Once the SAIF is fully capitalized, it is expected that SAIF and BIF premiums initially would be equal. If over time, the loss rate to the SAIF exceeds that of BIF, SAIF premiums may have to be raised above BIF premiums to the extent required to maintain the 1.25% required reserve ratio. If the BIF loss rate turns out to be higher than SAIF's, and if as a result, BIF premiums have to be raised in order to maintain the BIF at 1.25%, SAIF premiums would also be raised in tandem. This would ensure that BIF institutions, which under the proposal are required to share the Financing Corporation ("FICO") obligation, do not pay higher insurance premiums than SAIF members.

   - The FDIC Board could exempt weak institutions from the special assessment when the board determines that payment would increase the risk to the SAIF. Exempt institutions would be required to continue paying insurance premiums as set under the SAIF premium schedule through 1999. These institutions would have the option of paying a prorated portion of the special premium during the subsequent four year period in order to drop down to the new, lower premium schedule.

   - FICO interest payments would be spread among all FDIC insured institutions on a pro rata basis across all deposits, with every institution paying approximately 2.5 basis points initially. This amount is expected to decrease over time as the combined deposits of banks and thrifts grow.

   - Under the legislation, the BIF and the SAIF would be merged into a single federal deposit insurance fund "as soon as practicable," preferably no later than 1998.

   Each agency has its own perspective on the common language of the joint plan, and while there is agreement on major elements, there are some variations. To protect and stabilize the SAIF during the period prior to fund merger, OTS and FDIC have supported making leftover Resolution Trust Corporation ("RTC") funds available to cover extraordinary and unanticipated losses of the SAIF.

   In a summary of the testimony of Acting OTS Director, Jonathan Fiechter, the OTS estimates that the impact of an 85 basis point special premium on the thrift industry would be substantial, reducing industry capital by 7.8%. The OTS believes that most OTS-regulated thrifts, however, have sufficient capital to absorb the special premium without a change in their regulatory capital status and can generate earnings to rebuild capital. Reducing the capital of SAIF-insured institutions will have an immediate impact on their lending capacity. The aggregate home lending capacity of savings associations could be temporarily reduced. In the long run, home lending will benefit from placing SAIF-insured institutions on a level playing field with other federally-insured institutions and strengthening the source of funding for the FICO interest payments.

   Management has reviewed the potential effects of the joint proposal on the regulatory capital of First Federal and Peoples
Federal. Management has based its projections on a special assessment of 85 basis points on the Associations' SAIF-assessable deposits held as of March 31, 1995.

                Estimated Impact on Net Income

                               First Federal   Peoples Federal
                                   (Amounts in thousands)
SAIF-Assessable Deposits         $783,519         $284,074
Special Premium                     6,660            2,415
Estimated Tax Effect                2,464              894
Impact on Net Income                4,196            1,521

   Applying the impact of these estimates as a reduction to regulatory capital computations computed as of June 30, 1995, results in the following estimated regulatory capital levels:

                              First Federal     Peoples Federal
Tangible capital                 $ 68,053         $ 25,517
Percent of assets                    7.06%            7.37%

Core capital                     $ 68,053         $ 25,517
Percent of assets                    7.06%            7.37%

Risk-based capital               $ 74,270         $ 25,517
Percent of risk-based assets        11.00%           14.03%

   If the proposal is adopted as outlined above, management believes that both First Federal and Peoples Federal would continue to be categorized as "well capitalized" under the Prompt Corrective Action regulations pursuant to FDICIA. Under these regulations, the Associations must maintain total risk-based capital of 10.0% or more, Tier I risk-based capital of 6.0% or more and a Tier I leverage (core) capital ratios of 5.0% or more to be categorized well capitalized.

   On August 8, 1995, the FDIC took action to cut the BIF premium schedule to a range of 4 cents to 31 cents per $100 of deposits effective in early October 1995. If both Associations remain well-capitalized and the joint proposal is adopted in substantially the same form as noted above, effective January 1, 1996, deposit premiums would be reduced from 23.5 cents per $100 of deposits to 4 cents per $100, resulting in an annual before tax reduction in premiums of $1.5 million and $554 thousand, respectively, for First Federal and Peoples Federal, based on assessable deposits at March 31, 1995. Management estimates annual after-tax net income will be positively impacted by $1.0 million and $349 thousand, respectively, for First Federal and Peoples Federal.

   First Financial's stockholders' equity of $89.3 million as of June 30, 1995, would be reduced by approximately $5.7 million based on the projections above. Book value per common share would be reduced by approximately $.91. However, on an annual basis, assuming a reduction in deposit insurance premiums to 4 cents per $100 of deposits, after-tax income would improve by approximately $1.3 million.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 7.24% for the current nine months compared to 9.17% for the comparable period in fiscal 1994. Peoples Federal's average liquidity ratio was 9.81% during the present nine months compared with 9.41% in the comparable period.

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

   During the current nine months the Company experienced a net cash outflow from investing activities of $73.8 million, consisting principally of loans originated for investment and mortgage-backed securities purchased, offset by principal payments on loans and mortgage-backed securities. In addition the Company experienced cash inflows of $12.0 million from operating activities and $69.6 million from financing activities. Financing activities consisted principally of $41.0 million in net additions to FHLB advances and $29.0 million of net additions to reverse repurchase agreements.

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

   As of June 30, 1995, First Financial had cash reserves and marketable securities of $8.7 million. Cash reserves and marketable securities may also be utilized for the stock repurchase program recently announced in January 1995, whereby the Company may repurchase approximately 250,000 shares of common stock.

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

   The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                          June 30,   September 30,  June 30,
                                            1995         1994         1994
Interest-earning assets maturing or
  repricing within one year               $881,264     $842,471     $804,987
Interest-bearing liabilities maturing or
  repricing within one year                828,144      681,467      652,766
Cumulative gap                            $ 53,120     $161,004     $152,221
Gap as a percent of
  total assets                               4.00%       12.94%       12.40%

   First Financial has continued its emphasis on the origination of adjustable-rate and other short-term loans in order to reduce interest rate risk. The Company's one year positive gap as a percent of total assets declined from 12.94% to 4.00% during the current nine months. A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would increase if market rates increased. A negative gap would suggest the reverse. Because adjustments to interest rates on adjustable-rate loans and mortgage-backed securities tend to lag changes in market rates, the benefit attributed to a positive gap will be experienced over a longer period of time depending on how fast the indices rise and the frequency of repricing of the assets. The Company also has a significant portion of its adjustable-rate loan portfolio indexed to various cost of funds indices, which tend to lag the market to a greater extent than treasury-related indices.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING June 30, 1995 AND 1994

Net Interest Income

   First Financial's net interest income for the three months ending June 30, 1995 was $9.7 million compared with $10.2 million for the comparable quarter in fiscal 1994. The gross interest margin declined from 3.26% in the prior quarter to 2.82% in the current quarter and reflects a greater increase in the Company's average cost of funds than its average yield on earning assets.

   Average yields on earning assets were 7.72% and 7.16% in the June 1995 and 1994 periods. Interest rates paid on deposits and borrowings increased from one year ago resulting in a increase of 100 basis points in the cost of funds. Management anticipates that average asset yields will slowly improve as certain of the indices used to reprice adjustable-rate mortgage loans, consumer and commercial business loans are expected to increase further in future months. Management, however, also expects the cost of deposits and borrowings may increase due to increases in market interest rates, thus creating a potential for further contraction of the gross interest margin. The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                                          Quarter Ending June 30,
                                                      1995                        1994
                                             Average       Average        Average      Average
                                             Balance     Yield/Rate       Balance    Yield/Rate
Loans and mortgage-backed securities       $1,136,837       7.88%       $1,048,820      7.46%
Other interest-earning assets                 129,903       6.27           131,361      4.80
Total interest-earning assets              $1,266,740       7.72%       $1,180,181      7.16%

Deposits                                   $1,063,128       4.67%       $1,041,156      3.76%
Borrowings                                    138,294       6.68            78,389      5.85
Total interest-bearing liabilities         $1,201,422       4.90%       $1,119,545      3.90%

Gross interest margin                                       2.82%                       3.26%

Net interest margin                                         3.06%                       3.45%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                     Quarter Ending June 30,
                                        1995 versus 1994

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $1,698     $1,139     $2,837
  Investments and other
     interest-earning assets         (18)       475        457
Total interest income              1,680      1,614      3,294

Interest expense:
  Deposit accounts                   211      2,420      2,631
  Borrowings                         979        182      1,161
Total interest expense             1,190      2,602      3,792
  Net interest income             $  490     $ (988)    $ (498)

   Total interest income for the current quarter of $24.3 million represents growth of $3.3 million from the comparative quarter in fiscal 1994. Average balances of earning assets increased $86.6 million during the current quarter compared to the June 1994 quarter. Average yields on loans and mortgage-backed securities increased by 42 basis points. Approximately 70% of the Company's gross loan portfolio, including mortgage-backed securities, is comprised of adjustable-rate loans, with a majority of such loans repricing to cost of funds or treasury-based indices. The majority of such loans reprice on an annual basis.

   The average yield on all other earning assets increased from 4.80% in the prior quarter to 6.27% in the current quarter. The average yield increased 147 basis points in the current quarter as short-term interest rates increased substantially from year-ago levels.

   Total interest expense increased $3.8 million during the current quarter, with average interest-bearing liability balances increasing by $81.9 million. An increasingly competitive deposit market resulted in a higher cost of funds during the quarter.
The average cost of deposits increased 91 basis points while the average cost of borrowings increased 83 basis points. The Company's overall cost of funds increased 100 basis points to 4.90% from 3.90% in the prior period.

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $47 thousand, compared to $255 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $37 thousand compared with $285 thousand in the comparable quarter in fiscal 1994. Total loan loss reserves as of June 30, 1995 and 1994 were $10.6 million and $10.9 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were 1.03% and 1.15% at June 30, 1995 and 1994, respectively.

Other Income

   Other income in the June 1994 quarter included a before-tax unrealized gain of $1.1 million on Regal Cinemas stock. The Regal Cinemas stock was previously obtained in exchange for the common stock of Litchfield Theatres. The Litchfield Theatres stock was received by Peoples Federal after Litchfield filed for bankruptcy protection.

   Net losses of $143 thousand were incurred on the sale of mortgage loans during the June 30, 1994 quarter. Sales of fixed-rate residential loans originated for sale totaled $10.9 million in the prior quarter. There were virtually no loan sales during the current quarter in keeping with management's strategy to include originations of higher-yielding fixed-rate mortgage loans in the loan portfolio.

   Loan servicing fee income declined $52 thousand in the current quarter, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $114 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and the implementation of new service charges. Real estate operations, net, produced losses of $26 thousand and $54 thousand in the quarters ending June 30, 1995 and 1994, respectively.

General and Administrative Expenses

   General and administrative expenses increased $154 thousand, or 1.89%, during the current quarter. General and administrative expenses as a percentage of average assets declined from 2.68% in the June 30, 1994 quarter to 2.54% in the current quarter. Salaries and benefits increased $181 thousand, principally as a result of annual merit increases, higher benefit costs and the effect of more fixed salary costs being recognized in the current
period due to lower loan origination volume.   Full-time
equivalent employees declined from 535 as of June 30, 1994 to 499 at June 30, 1995.

   Occupancy costs increased moderately in the current quarter and were primarily attributable to the leasing of additional space at First Federal's Operations Center for the consolidation of all its back-office functions. Increased equipment expenses resulted from higher purchases of new operating systems to improve productivity. These increases were offset by other initiatives of the Company which have contributed to holding many expenses at or below prior quarter levels.

Income Tax Expense

   During the current quarter, the Company's effective tax rate was 34.6% compared to 22.0% in the comparable quarter. The actual tax provision of $1.2 million resulted in an increase of $198 thousand from the prior period. The increased effective rate is attributable to the elimination of net operating losses at Peoples Federal.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING June 30, 1995 AND 1994

Net Interest Income

   First Financial's net interest income for the nine months ending June 30, 1995 was $29.5 million compared with $30.9 million for the comparable nine months in fiscal 1994. The gross interest margin declined from 3.25% in the prior nine months to 2.93% in the current nine months.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                                        Nine Months Ending June 30,
                                                    1995                    1994
                                             Average     Average       Average    Average
                                             Balance    Yield/Rate     Balance   Yield/Rate
Loans and mortgage-backed securities       $1,112,984     7.72%      $1,058,578     7.53%
Other interest-earning assets                 127,795     6.01          132,631     4.55
Total interest-earning assets              $1,240,779     7.54%      $1,191,209     7.20%

Deposits                                   $1,061,158     4.40%      $1,041,946     3.76%
Borrowings                                    114,171     6.55           84,156     6.27
Total interest-bearing liabilities         $1,175,329     4.61%      $1,126,102     3.95%

Gross interest margin                                     2.93%                     3.25%

Net interest margin                                       3.17%                     3.46%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                   Nine Months Ending June 30
                                        1995 versus 1994

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $3,079    $ 1,511    $ 4,590
  Investments and other
     interest-earning assets        (170)     1,403      1,233
Total interest income              2,909      2,914      5,823

Interest expense:
  Deposit accounts                   549      5,065      5,614
  Borrowings                       1,470        184      1,654
Total interest expense             2,019      5,249      7,268
  Net interest income             $  890    $(2,335)   $(1,445)

Provision for Loan Losses

   During the current nine months, First Financial's provision for loan losses totaled $180 thousand, compared to $958 thousand during the same period in the previous year. Net charge-offs for the current nine months totaled $300 thousand compared with $832 thousand in the comparable period in fiscal 1994.

Other Income

   Net losses on the sale of mortgage loans totaled $57 thousand during the nine months ending June 30, 1994. Sales of fixed-rate residential loans originated for sale totaled $75.0 million in the prior period. There were virtually no loan sales during the current nine months.

   Loan servicing fee income declined $119 thousand in the current nine months, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $325 thousand during the current period. Real estate operations, net, produced losses of $189 thousand and $266 thousand in the nine months ending June 30, 1995 and 1994, respectively.

General and Administrative Expenses

   General and administrative expenses increased $865 thousand during the current nine months. General and administrative expenses as a percentage of average assets declined from 2.62% in the prior period to 2.60% in the current period. Salaries and benefits increased $818 thousand, principally as a result of annual merit increases, higher benefit costs and the effect of more fixed salary costs being recognized in the current period due to lower loan origination volume.

   FDIC insurance premiums were $45 thousand lower in the current nine months compared to the prior period. Although deposit balances have increased, both subsidiaries are now assessed at the lowest premium rate currently in effect under the FDIC risk-based assessment plan. Peoples Federal had been subject to a higher assessment rate until January 1, 1994.

Income Tax Expense

   During the first nine months, the Company's effective tax rate was 36.3% compared to 25.3% in the comparable period. The actual tax provision of $3.8 million resulted in an increase of $599 thousand from the prior period. The increased effective rate is attributable to the elimination of net operating losses at Peoples Federal.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

   For a comprehensive discussion of regulatory issues, refer to "Regulation of the Associations" in the Company's 10K for the fiscal year ending September 30, 1994.

   The federal banking agencies have finally completed their two year effort to overhaul regulations implementing the Community Reinvestment Act ("CRA"). The final rule is the culmination of proposal efforts made in response to President Clinton's July 1993 request that the agencies review and revise the CRA regulations to make them more performance-based, objective, and less burdensome. The rule replaces the twelve assessment factors used to evaluate CRA performance with three tests, the lending, investment and service tests, and the lending test will carry the primary emphasis. Full implementation of the rule will begin July 1, 1997, but institutions may opt to be evaluated under the new requirements as early as January 1, 1996, provided they have sufficient data collected. In all cases, data collection requirements begin January 1, 1996.

   On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 122 "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Mortgage Banking Activities." The rule will allow financial institutions to capitalize servicing-related costs associated with mortgage loans that are originated for sale, and to create a servicing asset for such loans. Prior to this rule, originated mortgage servicing rights were generally accorded off-balance-sheet treatment.

   While the rule is to be applied prospectively, financial institutions may apply the new accounting for mortgage loans that were originated and sold in fiscal years or interim periods for which financial statements or information has not been issued. All financial institutions will be required to adopt the rule after December 15, 1995.

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

None

                      FIRST FINANCIAL HOLDINGS, INC.

                                SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Financial Holdings, Inc.


Date:  August 11, 1995        By:  /s/ A. Thomas Hood
                                   A. Thomas Hood
                                   Executive Vice President
                                   Treasurer
                                   Principal Financial Officer
                                   Duly Authorized Representative