Form 10-K
period 1995-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1995-12-29
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1995
                                    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:  0-17122

                     FIRST FINANCIAL HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                               57-0866076
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification No.)

34 Broad Street, Charleston, South Carolina               29401
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (803)529-5800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                             (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of December 15, 1995, there were issued and outstanding 6,308,890 shares of the Registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market on December 15, 1995, was $123,023,355 (6,308,890 shares at $19.50 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                    DOCUMENT INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                  PART I

Item 1.  BUSINESS

GENERAL

   First Financial Holdings, Inc. ("First Financial" or the "Company") was incorporated in the State of Delaware on September 3, 1987, for the purpose of becoming a savings and loan holding company for First Federal Savings and Loan Association of Charleston ("First Federal"). On January 27, 1988, the stockholders of First Federal approved the reorganization of First Federal into the holding company form of ownership. The reorganization was completed on June 30, 1988, on which date First Federal became the wholly-owned subsidiary of the Company and stockholders of First Federal exchanged their shares of First Federal Common Stock for shares of the Company's Common Stock. Prior to completion of the reorganization, the Company had no assets or liabilities and engaged in no business activities. Subsequent to the holding company reorganization, the Company has not engaged in any significant activity other than holding the stock of First Federal and certain passive investment activities.
   On October 9, 1992, the Company consummated the acquisition of Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal") upon the voluntary supervisory conversion of Peoples Federal from a federal mutual to a federal stock savings and loan association, resulting in Peoples Federal being held as a wholly-owned subsidiary of First Financial. As a result of the acquisition of Peoples Federal, First Financial became a multiple savings and loan holding company for First Federal and Peoples Federal (together, the "Associations").
   First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the second largest thrift institution in South Carolina. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, twenty-one branch offices in the three surrounding counties and two full-service offices in Georgetown, South Carolina. During 1995 First Federal completed construction on a permanent facility in Summerville, South Carolina, replacing a temporary structure.
   Peoples Federal was chartered in 1914 and is a federal stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. Peoples Federal conducts its business through nine branch offices, a loan production office in Sunset Beach, North Carolina and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area (3), Florence (3), Conway (2) and Loris (1). Peoples Federal opened its third office in Florence during 1995.
   The Company consolidated its Georgetown operations in 1995, effected through the purchase of two offices of Peoples Federal by First Federal and then the closure by First Federal of one of the overlapping Georgetown offices.
   First Federal and Peoples Federal are members of the Federal Home Loan Bank ("FHLB") System and their savings deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. The Associations are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

OPERATING STRATEGY

   The business of the Associations consists primarily of acting as financial intermediaries by attracting savings deposits from the general public and originating first mortgage loans on residential properties located in the Associations' primary market areas. The Associations also make construction and consumer and other non-mortgage loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations.
   In addition to savings accounts and other deposits, the Associations obtain funds from scheduled loan repayments, loan prepayments, interest payments, loan sales, FHLB advances, other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Scheduled loan payments and interest payments have been relatively stable sources of funds. Borrowings may be used on a short term basis to compensate when deposit inflows are less than projected and may be used on a longer term basis to support expanded lending activities.
   The Associations' principal sources of income are interest on loans and mortgage-backed securities, loan origination fees, servicing fees on loans, service charge income on accounts and interest and dividends on investment securities. The Associations' principal expenses are interest paid on deposits
and borrowings and expenses from operations.   Savings accounts
and other types of deposits have traditionally been the primary source of the Associations' funds for use in lending, investment and other business purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
   The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation of the Associations -- Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Capital" and Note 17 of Notes to Consolidated Financial Statements.


LENDING ACTIVITIES

General
   At September 30, 1995, the Associations' net loan portfolio totaled approximately $1.1 billion, or 79.16% of the Company's total assets. The Associations' principal investment activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Associations' lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal virtually curtailed all loans made on nonresidential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had earlier curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Associations have shifted their focus to concentrate almost exclusively on single-family residential mortgage lending and consumer lending. The Associations also offer commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Associations to originate loans nationwide, the Associations have originated substantially all of their loans in their primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry and Florence counties in South Carolina and Brunswick County in North Carolina.
   Effective in February 1995, First Federal implemented a correspondent lending program allowing for the purchases of loans originated by unaffiliated mortgage lenders and brokers. Loans submitted to First Federal by mortgage loan brokers are accepted for funding only after approval by First Federal's loan underwriters using normal underwriting standards. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by First Federal in its own lending and are accepted for purchase by First Federal only after approval by First Federal's underwriters. Purchases under this program totaled $5.8 million in fiscal 1995. Selected lenders in Greenville, Columbia and Hilton Head, South Carolina were approved in 1995. Future plans include the expansion of this network to other additional lenders in South Carolina and North Carolina.
   Since the early 1980s, the Associations' policies have been to originate long-term, fixed-rate real estate loans pursuant to certain guidelines which will permit the sale of such loans in the secondary market to government agencies or private investors and to emphasize the origination of adjustable-rate mortgage loans, short-term construction, commercial business and consumer loans for their own portfolios. These policies have made the Associations' loan portfolios more interest rate sensitive. At September 30, 1995, approximately 67% of the Associations' total gross loans consisted of adjustable-rate loans. The Associations generally retain the servicing on loans they originate.
   The Associations' primary single-family product is the conventional loan. However, they also originate loans that are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").
   Set forth below is selected data relating to the aggregate composition of the Associations' loan and mortgage-backed securities portfolios on the dates indicated.

                                                                 At September 30,
                                1995                1994               1993               1992               1991
                                  Percent of          Percent of         Percent of         Percent of         Percent of
                           Amount  Portfolio   Amount  Portfolio  Amount  Portfolio  Amount  Portfolio  Amount  Portfolio
                                                          (dollar amounts in thousands)
TYPE OF LOAN

Conventional real estate
  loans:
    Loans on existing
      property            $889,622   75.3%    $787,525   73.9%    $794,953   74.4%  $584,104   68.1%  $665,288   75.2%
    Construction loans      39,116    3.3       40,827    3.8       23,989    2.3     26,242    3.0     25,694    2.9
Insured or guaranteed real
  estate loans              36,219    3.1       28,702    2.7       18,107    1.7     11,758    1.4     11,694    1.3
Commercial business loans   27,447    2.3       24,962    2.3       29,189    2.7     38,033    4.4     41,584    4.7
Consumer loans:
  Home equity               47,015    4.0       51,430    4.8       58,109    5.4     61,468    7.2     59,036    6.7
  Mobile homes              25,027    2.1       28,276    2.7       31,476    3.0     33,622    3.9     31,712    3.6
  Savings account loans      5,262     .4        4,677     .4        4,751    0.4      1,991    0.2      1,664    0.2
  Other consumer loans      37,277    3.2       27,211    2.6       23,226    2.2     16,204    1.9     18,213    2.1
Total gross loans
  receivable             1,106,985   93.7      993,610   93.2      983,800   92.1    773,422   90.1    854,885   96.7
Allowance for loan losses  (10,637)   (.9)     (10,728)  (1.0)     (10,742)  (1.0)    (4,837)   (.5)    (4,351)   (.5)
Loans in process           (14,282)  (1.2)     (20,213)  (1.9)      (7,742)   (.7)   (12,201)  (1.4)   (11,577)  (1.3)
Deferred loan fees
  and discounts             (1,320)   (.1)      (2,137)   (.2)      (2,969)   (.3)    (3,107)   (.4)   ( 3,784)   (.4)
    Loans receivable,
      net                1,080,746   91.59      60,532   90.1      962,347   90.1    753,277   87.8    835,173   94.5
Mortgage-backed
  securities <F1>          101,126    8.5      105,620    9.9      106,021    9.9    104,882   12.2     48,843    5.5
Loans receivable, net
  and mortgage-backed
  securities            $1,181,872  100.0%  $1,066,152  100.0%  $1,068,368  100.0%  $858,159  100.0%  $884,016  100.0%

TYPE OF SECURITY

Real estate:
  Single-family
    residential         $  643,791   54.5%  $  551,179   51.7%  $  497,463   46.6%  $309,093   36.0%   $385,901  43.6%
  2- to 4-family            53,736    4.5       31,604    3.0       32,087    3.0     29,762    3.4      28,679   3.2
  Other dwelling units      57,269    4.9       59,106    5.5       61,391    5.8     56,211    6.6      55,540   6.3
  Commercial or
    industrial             210,161   17.8      215,165   20.2      246,108   23.0    227,038   26.5     232,556  26.3
Commercial business loans   27,447    2.3       24,962    2.3       29,189    2.7     38,033    4.4      41,584   4.7
Consumer loans:
  Home equity               47,015    4.0       51,430    4.8       58,109    5.4     61,468    7.2      59,036   6.7
  Mobile homes              25,027    2.1       28,276    2.7       31,476    3.0     33,622    3.9      31,712   3.6
  Savings account loans      5,262     .4        4,677     .4        4,751    0.4      1,991    0.2       1,664   0.2
  Other consumer loans      37,277    3.2       27,211    2.6       23,226    2.2     16,204    1.9      18,213   2.1
Total gross loans
  receivable             1,106,985   93.7      993,610   93.2      983,800   92.1    773,422   90.1     854,885  96.7
Allowance for loan losses  (10,637)   (.9)     (10,728)  (1.0)     (10,742)  (1.0)    (4,837)   (.5)     (4,351)  (.5)
Loans in process           (14,282)  (1.2)     (20,213)  (1.9)      (7,742)   (.7)   (12,201)  (1.4)    (11,577) (1.3)
Deferred loan fees
  and discounts             (1,320)   (.1)      (2,137)   (.2)      (2,969)   (.3)    (3,107)   (.4)     (3,784)  (.4)
Loans receivable,
 net                     1,080,746   91.5      960,532   90.1      962,347   90.1    753,277   87.8     835,173  94.5
Mortgage-backed
 securities <F1>           101,126    8.5      105,620    9.9      106,021    9.9    104,882   12.2      48,843   5.5
Loans receivable, net
 and mortgage-backed
 securities             $1,181,872  100.0%  $1,066,152  100.0%  $1,068,368  100.0%  $858,159  100.0%  $884,016  100.0%

<F1>  Includes mortgage-backed securities held to maturity and mortgage-backed securities available for sale.
      Set forth below is a table showing the Associations' loan
      origination, purchase and sales activity during the periods indicated.

                                          Year Ended September 30,
                                        1995        1994        1993
                                           (dollars in thousands)
Loans Originated:
 Conventional Real Estate Loans:
    Loans on existing property       $ 123,923    $ 136,107   $ 133,055
    Construction loans                  55,479       54,126      22,296
 Insured and guaranteed loans            7,638       16,366       8,492
 Commercial business loans              25,204       18,264      16,227
 Home equity lines of credit             6,477        9,086      13,394
 Other loans                            34,310       30,940      23,493
Total loans originated               $ 253,031    $ 264,889   $ 216,957

Loans and Mortgage-backed Securities Purchased:
 Real Estate Loans:
    Conventional                     $   6,655    $       8        --
    Insured and guaranteed
 Mortgage-backed securities              5,744       45,254        --
Total loans and mortgage-backed
 securities purchased                $  12,399    $  45,262        --

Loans Sold:
 Whole loans                         $   1,501    $  79,202   $  63,196
Total loans sold                     $   1,501    $  79,202   $  63,196

  The Associations' total aggregate lending volume during 1995 declined $11.9 million, or 4.48%, from 1994. Management believes the decline is due principally to higher mortgage interest rates which resulted in a decline in refinancing activity. During fiscal 1994, loans originated increased by $47.9 million over 1993 originations.
  The following table shows, at September 30, 1995, the dollar amount of adjustable-rate loans and fixed-rate loans in the Associations' portfolios based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Associations' loan portfolios.
The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Associations the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

                                     Over       Over        Over         Over       Over
                         Within     One to     Two to     Three to     Five to     Ten to       Over
                          One        Two        Three       Five         Ten       Fifteen     Fifteen
                          Year      Years       Years       Years       Years       Years       Years       Total
                          (dollars in thousands)

Real estate mortgages:
 Adjustable-rate      $  1,383    $  1,053     $ 4,798    $  5,965    $ 20,282    $ 61,332    $575,435    $  670,248
 Fixed-rate             14,966      10,328       3,367      21,268      28,823      69,708     146,249       294,709
Mortgage-backed
 securities:
 Adjustable-rate           460                                                                  52,734        53,194
 Fixed-rate                            264          76                   6,079      18,657      22,856        47,932
Consumer loans:
 Adjustable-rate        43,963         219         451       1,832       8,692       7,253       4,968        67,378
 Fixed-rate             16,684       4,094       5,215       8,178      11,669         864         499        47,203
Commercial business
 loans:
 Adjustable-rate        14,607       1,881       1,239       1,723         159                     744        20,353
 Fixed-rate              4,190       1,969         596         339                                             7,094

Total                 $ 96,253    $ 19,808    $ 15,742    $ 39,305    $ 75,704    $157,814    $803,485    $1,208,111

Real Estate Lending
  At September 30, 1995, the Associations' real estate loans totaled $965.0 million, or 87.17% of gross loans receivable.
One- to four-family residential mortgage loans totaled $697.5 million or 63.01% of the Associations' gross loans receivable. Multi-family mortgage loans totaled $57.3 million, comprising 5.17% of gross loans while non-residential and land loans totaled $210.2 million, or approximately 18.98% of gross loans receivable.
  The Associations originate and purchase mortgage loans which provide for periodic interest rate adjustments ("ARMs"), subject to certain limitations. The ARMs currently offered by the Associations have up to 30-year terms and interest rates which adjust annually in accordance with a designated index. There is generally a 2% cap on any increase or decrease in the interest rate per year, with a 5% or 6% limit on the amount which the interest rate can increase or decrease over the life of the loan. The Associations' total ARMs were $670.2 million, or 55.48% of the Associations' total loan portfolio, at September 30, 1995.
  The Associations emphasize the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in their portfolios. In order to encourage the origination of ARMs with interest rates which adjust annually, the Associations, like many of their competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan. The Associations presently offer single-family ARMs indexed to the one year constant maturity treasury index. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Associations' cost of funds. The Associations underwrite ARMs based on the fully-indexed rate.
  The Associations continue to offer long-term, fixed-rate residential mortgage loans. Such loans are usually made pursuant to certain guidelines which will permit the sale of such loans in the secondary market. Based on the current level of market interest rates and other factors, the Associations presently intend to retain current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans in their portfolios. This policy has been in effect since the last half of fiscal 1994 and is dependent to a large extent on the general level of market interest rates. The Associations originated $63.8 million in long-term, fixed-rate residential mortgage loans for sale during fiscal 1994. Sales of fixed-rate residential loans totaled $79.2 million in 1994 and declined to $1.5 million in 1995. At September 30, 1995, the Associations had no loans held for sale.
  The Associations offer a residential lending program which provides for a bi-weekly payment to be made by the borrower instead of a single monthly payment. This option significantly reduces the interest payments on a typical mortgage loan by shortening the term of the loan. The Associations' total bi-weekly portfolio was $34.3 million, or 3.1% of gross loans receivable, at September 30, 1995.
  First Federal offers a first-time home buyers loan program which incorporates a lower initial interest rate during the first five years of the mortgage loan. Under this program, closing costs, origination fees and appraisal and legal fees are reduced. Home buyers may finance closing costs for up to five years. The program also allows for 95% loan-to-value financing in many cases. Current balances of first-time home buyers loans at September 30, 1995 totaled $17.8 million.
  The loan to value ratio, private mortgage insurance requirements, maturity and other provisions of the loans made by the Associations have generally reflected the policy of making the maximum loan permissible consistent with applicable regulations and guidelines, market conditions, and lending practices and underwriting standards established by the Associations. Mortgage loans made by the Associations are generally long-term loans, amortized on a monthly basis with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. Borrowers may refinance or prepay loans at their option, subject to prepayment penalty provisions when included in the specific note. Interest rates and points charged on loans originated by the Associations are competitive with other financial institutions in their respective market areas.
  The Associations also provide interim construction financing for single-family dwellings and make building lot loans intended for residential use. At September 30, 1995, the Associations' speculative single-family construction loans totaled $12.4 million and lot loans totaled $19.2 million, or 1.12% and 1.73% of the Associations' gross loans receivable, respectively. Other residential construction loans on owner-occupied single-family homes totaled $23.0 million, or 2.07% of gross loans receivable.
  The Associations' policy is to grant single-family, owner-occupied construction loans up to 90% of the appraised value. These loans are made on both an adjustable-rate and fixed-rate basis under a variety of lending programs offered by the Associations. Speculative construction loans are made for one- to two-year periods and land loans for up to a seven-year period, both on an interest only basis. Generally, these loans may not exceed 75% of the appraised value of the property. These periods may be extended subject to negotiation and the payment of an extension fee. Interest rates on adjustable-rate loans are generally tied to the one year constant maturity treasury or the prime lending rate and may be adjusted monthly. At the present time, rates quoted are two and three quarters percent above the one year constant maturity treasury, depending upon the type of loan and its terms. Fixed-rate balloon lot loans are also offered by the Associations. Single-family construction loans made to builder/developers are currently at rates one and one quarter percent above the prime lending rate and fixed for a term of two years.
  The Associations were also active in financing land acquisition and development loans. However, due to general economic conditions and management's assessment of the potential for oversupply of single-family lots, the Associations have not remained active in such lending programs. Acquisition and development loans currently comprise $4.7 million, or .42% of total gross loans.
  The Associations have also originated both short-term construction and permanent loans secured by industrial warehouses, medical and professional office buildings, multi-family apartment projects and mid-rise office buildings located in their primary lending areas of Charleston, Dorchester, Berkeley, Georgetown, Horry and Florence counties. Approximately 98% of the existing commercial and multifamily real estate loans were made in these counties. Due to present market conditions, the Associations have limited growth in loans made on non-residential properties and placed greater emphasis on single-family real estate lending. During fiscal 1993, management of First Federal virtually ceased all commercial real estate lending with a few exceptions: to refinance projects previously financed by First Federal, to facilitate the sale of real estate owned or to provide church financing. Generally, Peoples Federal does not grant loans in excess of $500,000 except to finance sales of real estate acquired in settlement of loans.
  Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Such loans are generally made on an adjustable-rate basis, ranging from three quarters to two percent above the prime lending rate. Permanent commercial loans generally have been made for terms of ten years with provisions for interest rate adjustments semi-annually and payments based on 30-year amortizations. Payment adjustments occur annually.
First Federal has originated a substantial portion of its commercial real estate loans at rates generally two to three percent above its prevailing cost of funds. As such loans reach call or loan review dates or refinance, it is First Federal's current policy to negotiate most of these loans to new terms based on the prime lending rate as the index.

Consumer Lending
  Federal regulations permit the Associations to make secured and unsecured consumer loans up to 35% of their assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Associations' gross consumer loans totaled $114.6 million at September 30, 1995, or 10.35% of gross loans receivable at that date compared with $111.6 million, or 11.23% of total gross loans receivable at September 30, 1994.
The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $47.0 million, or 41.03% of all consumer loans. Remaining consumer loans primarily consist of loans secured by mobile homes, boats and automobiles.

Commercial Business Lending
  The Associations are permitted under federal law to make secured or unsecured loans for commercial, corporate business and agricultural purposes including issuing letters of credit. The aggregate amount of such loans outstanding generally may not exceed 10% of an institution's assets.
  First Federal has made commercial business loans since 1982. These loans are generally made on a secured basis with terms that usually do not exceed five years. Most of First Federal's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on First Federal's prime lending rate. Peoples Federal does not generally offer loans of this type. At September 30, 1995, the Associations' commercial business loans outstanding were $27.4 million, which represents a increase of $2.5 million, or 9.96%, since September 30, 1994.

Mortgage-backed Securities
  The Company's investment in mortgage-backed securities is a major component of the Company's loan and mortgage-backed securities portfolios. These investments serve several primary functions. First, the Associations have securitized whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Associations have previously securitized loans with federal agencies to reduce their credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Associations purchase mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment reduced loan originations and replace loan portfolio runoff. Approximately $5.7 million and $45.3 million of adjustable-rate agency securities were purchased in 1995 and 1994, respectively. The Associations did not securitize any loans during fiscal 1995 and 1994.
  The Associations' portfolios of mortgage-backed securities have been designated as held for investment purposes or as available for sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's accounting for investments in mortgage-backed and other debt securities is discussed in Note 1 of Notes to Consolidated Financial Statements. On November 15, 1995, the Financial Accounting Standards Board issued a Special Report that would permit an enterprise to reassess the appropriateness of the classifications of all securities held upon the initial adoption of the Special Report provided that such reassessment and any resulting reclassification is completed no later than December 31, 1995. The Company is evaluating its investment position with respect to securities classified as held to maturity in light of this special provision. Further information with respect to mortgage-backed securities is provided in Notes 3 and 4 of Notes to Consolidated Financial Statements.

Loan Solicitation, Processing and Underwriting
  The Associations actively solicit loan applications from existing customers, local real estate agents, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser, who is approved by the Association in accordance with current regulations and its respective policies. As soon as the required information is obtained and the appraisal is completed, the loan is submitted to the Associations' loan underwriting officers who make a recommendation to the Associations' Loan Committees for approval or disapproval. One program offered by First Federal, the Quick Close Mortgage, eliminates the requirement for a standard appraisal and substitutes an internal property evaluation performed by First Federal personnel. This program is only available to loans with loan to value ratios of 90% or less and for loan originations retained in First Federal's portfolio. Stringent underwriting standards also apply.
  First Federal's Management Loan Committee meets weekly and approves all real estate and commercial loans for First Federal. First Federal's Management Loan Committee is comprised of the Senior Vice President, Lending Division; Senior Vice President, Retail Banking Division; Community Reinvestment Act ("CRA") officer; Vice President, Residential Lending; Vice President, Loan Servicing; Vice President, Branch Operations; Vice President of Commercial Lending and Vice President, Special Lending. All supporting documentation is reviewed and decisions made by the Committee are based on written underwriting guidelines. Loan limits have been established by First Federal and are adhered to strictly.
  In addition to First Federal's Management Loan Committee, all loans individually or in the aggregate that exceed $1.0 million must be approved by the Board of Directors' Loan Committee comprised of four First Federal Directors.
  Peoples Federal's Loan Committee, which meets weekly, approves all real estate and commercial loans for Peoples Federal. The Loan Committee is comprised of the President, Vice President and two members of the Board of Directors. All supporting documentation is reviewed and decisions made by the Loan Committee are based on written underwriting guidelines. Loan limits have been established by Peoples Federal and are strictly adhered to.
  All loans individually or in the aggregate that exceed
$500,000 are reviewed and approved by the Board of Directors, in addition to Peoples Federal's Loan Committee. Peoples Federal does not grant individual loans in excess of $500,000, except to finance sales of real estate owned.
  When considering loans with a higher degree of risk, additional collateral may be obtained or mortgage insurance or other guarantees may be considered necessary by the Associations. High risk loans are processed and approved in the same manner as other loans. All related party transactions are processed according to regulatory guidelines and normal underwriting guidelines. The Loan Committees and full Boards of Directors of the Associations review and approve all related party loans.
  Loan applicants are promptly notified of the decision of the Loan Committees by a letter setting forth the terms and conditions of the loan commitment. These terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of the real estate to be mortgaged to the Associations, and the notice of requirement of fire and casualty and other insurance coverage to be maintained to protect the Associations' interests.
  Certain risks are inherent with loan portfolios which contain significant concentrations of commercial real estate, construction, commercial business and consumer loans. While these types of loans provide benefits to the Associations' asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial real estate and construction loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local or regional real estate market or in the general economy. Construction loans may involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction. Uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, make it difficult to evaluate accurately the total loan funds required to complete a project, and related loan to value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential mortgage lending. Consumer loans have historically tended to have a higher rate of default than residential mortgage loans.
  There are, due to the nature of ARMs, unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Associations' asset/liability management program, they pose additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.
  All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency rates and levels and charge-off rates and levels.

Limits on Loan Concentrations
  First Federal's and Peoples Federal's permissible lending limit for loans to one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1995, First Federal's and Peoples Federal's lending limits under this restriction were $11.9 million and $4.1 million, respectively. A broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset.

Loan Sales and Servicing
  While the Associations originate adjustable-rate loans for their own portfolios, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Associations participate in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Associations to satisfy the demand for such loans in their local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 1995, the Associations were servicing loans for others of $230.2 million.
  Fiscal 1994 and 1993 loans sales totaled $79.2 million and $63.2 million, respectively. Stimulated by consumers refinancing higher rate mortgages, single-family fixed-rate loan originations increased significantly during a portion of fiscal 1994 and virtually all of fiscal 1993. Long-term fixed-rate mortgage loan originations meeting the criteria for sale totaled $63.8 million during fiscal 1994 and $74.2 million in fiscal 1993. Loans originated and sold in 1995 of $1.5 million were related to certain affordable housing programs of the State of South Carolina. The remaining fixed-rate loans originated in fiscal 1995 were retained in the Company's loan portfolio.

Loan Origination and Other Fees
  In addition to interest earned on loans, the Associations receive loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan charged to the borrower for originating the loan.
  Loan origination fees received, if any, are offset by the deferral of certain direct expenses associated with loans originated. The net fees or costs are recognized as yield adjustments by applying the interest method according to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."
  The Associations also receive other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of loan fee income.

NON-PERFORMING AND RISK ELEMENTS

Loan Delinquencies
  When a borrower fails to make a required payment on a loan, the Associations attempt to cure the default by contacting the borrower. The Associations contact the borrower after a payment is past due less than 20 days, and a late charge is assessed on the loan. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan continues 60 to 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Associations will institute measures to remedy the default, including commencing a foreclosure action. The Associations may accept voluntary deeds of the secured property in lieu of foreclosure.
  The Associations' mortgage loans are generally secured by the use of a mortgage instrument. Notice of default under these loans is required to be recorded and mailed. If the default is not cured within three months, a notice of sale is posted, mailed and advertised, and a sale is then conducted.

Problem Assets and Asset Classifications
  Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of accrued interest is doubtful. Generally, consumer loans and commercial business loans are placed on non-accrual status when the loans are more than 90 days delinquent. Unsecured consumer loans are charged off when the loan becomes over 120 days delinquent. Real estate loans are placed on non-accrual status when management determines that the interest may not be collectible.
  Renegotiated loans are loans which the Company has agreed to modify the terms of the loan. Such modifications may include changing the interest rate charged and/or other concessions.
  Real estate acquired by the Associations as a result of foreclosure, in-substance foreclosure or by deed in lieu of foreclosure is classified as real estate acquired in settlement of loans until such time as it is sold. In-substance foreclosures are loans accounted for as foreclosed properties even though actual foreclosure has not occurred. When such real property is acquired, it is recorded at fair value. Any write-down of the property is charged to the allowance for loan losses.
  The following table sets forth information with respect to the Associations' problem assets at the dates indicated.

                                                            At September 30,
                                               1995     1994     1993      1992     1991
                                                     (dollar amounts in thousands)
Non-accrual loans                            $ 5,088  $ 1,620  $ 3,705   $ 5,406  $ 7,487
Accruing loans 90 days or more delinquent        816      740    1,458     2,216    7,537
Renegotiated loans                            11,103   13,129    9,001     7,210    9,036
In-substance foreclosures                      2,621    2,834    5,260     4,171    5,737
Real estate and other assets acquired in
 settlement of loans                           3,144    3,290    5,480     7,951    6,569
                                             $22,772  $21,613  $24,904   $26,954  $36,366
As a percent of loans receivable and real
 estate and other assets acquired in
 settlement of loans                           2.10%     2.24%    2.56%    3.52%    4.29%
As a percent of total assets                   1.67      1.74     1.98     2.73     3.69
Allowance for loan losses as a percent of
 problem assets                               46.71     49.64    43.13    17.95    11.96


  The Company's problem assets as a percentage of total assets over the past five years have declined from 3.69% at September
30, 1991 to 1.67% as of September 30, 1995.   Although problem
asset totals may include loans which are considered to be earning assets, there generally exists more than normal risk associated with the severity of delinquency or the renegotiated terms of these loans. Non-accrual loans increased approximately $3.5 million during 1995. Approximately $1.1 million of the increase relates to two loans secured by a first mortgage on a subdivision development and by junior liens on other residential and commercial properties. The borrowers have experienced cash flow problems resulting in delinquency. The Company's non-accrual loans also increased in 1995 from the addition of two loans with balances of approximately $1.1 million in the aggregate secured by residential lots in a resort development. These loans were brought current and certain terms modified in November of 1995. Renegotiated loans declined $2.0 million in 1995. A $1.2 million resort development loan renegotiated in 1983 was repaid in the current year.
  The allowance for loan losses of $10.6 million currently covers 46.71% of reported problem assets, a significant increase from 11.96% as of September 30, 1991. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired from normal lending operations. Renegotiated loans currently comprise approximately one half of total problem assets. All of these loans were either current or less than 30 days delinquent at September 30, 1995, and have an average yield of 7.85% compared with an average yield of 7.30% one year ago.
  For further discussion of the Associations' problem assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality" and Note 7 of the Notes to Consolidated Financial Statements.

LOAN LOSS EXPERIENCE

  The Associations' allowance for loan losses totaled $10.6 million at September 30, 1995. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Associations' loan portfolios and various other factors. See Note 7 of Notes to the Consolidated Financial Statements for information concerning the Associations' provision and allowance for loan losses. For a discussion of changes in the Company's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Allowance for Loan Losses".
  In the Spring of 1993 management learned of the initial recommendations of the United States Department of Defense to close numerous Naval facilities in the Charleston Metropolitan Area. The Base Realignment and Closure Commission subsequently voted to include the Charleston Naval Station and the Charleston Naval Shipyard in its final list of military facilities to be closed. The Commission also voted to consolidate the East Coast Naval Electronics Systems Engineering Center in the Charleston area. The provision for loan losses of $3.7 million in fiscal 1993 partially reflected increased reserves for the potential impact on the loan portfolio of the military base closures in the Charleston metropolitan area. The total allowance for loan losses also increased in fiscal 1993 by $4.6 million for the allowance on loans acquired in the Peoples Federal acquisition. By April of 1996 most of the net reductions in employment related to military downsizing will be completed. Management believes the economic growth of Charleston and the surrounding counties has been adversely impacted by base closures during the past three fiscal years, with an adverse effect on housing demand. Management, however, is very encouraged by recent announcements of business expansion in the private sector which will help to mitigate military-related job losses.
  While the Associations believe they have established their allowance for loan losses in accordance with generally accepted accounting principles at September 30, 1995, there can be no assurance that regulators, when reviewing the Associations' portfolios in the future, will not request the Associations to increase significantly their allowance for loan losses, thereby adversely affecting the Company's financial condition and earnings.
  The following table sets forth the breakdown of the Company's allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                              At September 30,
                                1995      1994      1993      1992      1991
                                        (dollar amounts in thousands)
Allowance for loan losses
  applicable to:
 Real estate loans            $ 8,875   $ 9,074   $ 9,189   $ 3,036   $ 2,884
 Commercial loans                 715       750       648       698       672
 Consumer loans                 1,047       904       905     1,103       795
   Total                      $10,637   $10,728   $10,742   $ 4,837   $ 4,351

                                              At September 30,
                                1995      1994      1993      1992      1991
Percent of loans to
  total loans:
 Real estate loans              87.0%    85.9%     84.9%     80.0%     81.9%
 Commercial business loans       2.5      2.6       3.0       5.0       5.0
 Consumer loans                 10.5     11.5      12.1      15.0      13.1
   Total                       100.0%   100.0%    100.0%    100.0%    100.0%

OTS Classification System
  OTS regulations include a classification system for problem assets, including assets that previously had been treated as "scheduled items." Under this classification system, problem assets for insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics discussed below.
  An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those assets characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
  When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Associations have classified $30.9 million in assets as substandard and $612 thousand as loss, respectively, as of September 30, 1995.
  The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The designation "special mention" shall be made by either the institution or its examiner. The Associations had $32.8 million of assets designated "special mention" as of September 30, 1995.

Loan Review and Classification Procedures
  The Associations have established Asset Classification Committees which meet to review the adequacy of the allowance for loan losses, levels of charge-offs and loan delinquencies. In addition, the Committees determine which loans should be classified as substandard, doubtful or loss for regulatory purposes. The Asset Classification Committees are comprised of senior officers of the Associations, loan servicing, asset management, credit review and audit department personnel. First Federal's committee meets on a quarterly basis or more frequently as needed. Peoples Federal's committee meets monthly.
  The Committees' reviews of the adequacy of the allowance for loan losses considers the composition and diversity of the Associations' loan portfolios. For this review, the Associations' loan portfolios are segmented into the following major categories: single-family residential, multi-family residential, commercial real estate, commercial business loans and consumer loans by type of loan. Some of the more significant factors that the Committees include in their reviews are prevailing and anticipated economic conditions, the impact of these conditions on property values, historical loan loss experience in relationship to types of loans, the financial status and credit standing of certain individual borrowers and appraisals of the value of the collateral. Consideration also is given to examinations performed by regulatory authorities and the Associations' independent accountants. The Associations' single-family residential real estate and consumer loans are relatively homogeneous. Therefore, in general, management reviews residential and consumer loan portfolios by analyzing their performance and the composition of their collateral for the portfolios as a whole. Additionally, the Asset Classification Committees perform a review of the adequacy of general reserves relative to the balances of classified loans.

INVESTMENT ACTIVITIES

  The Associations are required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and are also permitted to invest in other types of securities. Investment decisions are made by authorized officers of the Company and the Associations within policies established by the Company's and the Associations' Boards of Directors. At September 30, 1995, the Company's investment securities portfolio totaled approximately $120.0 million which includes stock in the FHLB of Atlanta approximating $12.0 million. Investment securities also include U.S. Government and agency obligations and corporate bonds approximating $62.7 million and $21.3 million, respectively. At September 30, 1995 there were seven investments in mutual funds totaling approximately $24.0 million. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company's accounting for investment securities. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment securities and FHLB of Atlanta stock.
  Objectives of the investment policies of the Company and the Associations are achieved through investing in U.S. Government, federal agency, corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of the Company and the Associations. Investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committees which execute investment policy. The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.
  As members of the FHLB System, the Associations are required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation of the Associations -- Federal Home Loan Bank System." The stock of the FHLB of Atlanta is redeemable at par value.
  Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Associations primarily invest in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty, the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Associations only invest in commercial paper and corporate debt securities which are rated in either one of the three highest categories by two nationally recognized investment rating services. Generally, the Associations' investments meet the current liquidity guidelines which necessitate that maturities of government and agency investments fall within five years and maturities of corporate securities fall within three years. The Associations have generally staggered maturities within this five- or three-year period and generally purchase medium-term securities with the proceeds of maturing investments. Management's investment strategy over the past several years has been one of consistently reinvesting in high quality liquid assets for its investment portfolio with yields which are competitive with short-term treasury securities. The Company adopted SFAS 115 effective September 30, 1993. Accordingly, investments are classified as either "held to maturity", "available for sale" or as "trading securities." At September 30, 1995 and 1994 the Company had no "trading" securities.
  The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments and FHLB of Atlanta stock. At September 30, 1995, the market value of the Company's investment securities portfolio was $120.5 million.

                                                            At September 30,
                                                     1995        1994        1993
                                    (dollars in thousands)
Investment securities:
 U.S. Treasury securities and obligations
   of U.S. government agencies and corporations     $ 62,727   $ 67,132   $ 48,780
 Corporate securities                                 21,301     13,565     11,049
 Time deposits at FHLB of Atlanta                                 3,000      9,000
 Asset Management Fund-Adjustable Rate
   Mortgage Portfolio                                  8,932      8,815      8,022
 Federated Adjustable Rate Mortgage Fund               9,689      9,618     10,020
 Other Mutual funds and other                          5,336      3,764      5,997
 FHLB capital stock                                   11,982     11,982     11,686
   Total investments                                 119,967    117,876    104,554

 Interest bearing deposits<F1>                         3,886      4,321     30,658
 Federal funds sold<F1>                                                        150
                                                    $123,853   $122,197   $135,362

<F1>Included in cash and cash equivalents in the Company's Consolidated Statements of Financial
    Condition.

  The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Company's investment securities at September 30, 1995.

                                Year Ended September 30, 1995
                            One Year        One to Five       Five to Ten        More than                  Total
                             or less           Years              Years          Ten Years          Investment Securities
                       Carrying Average  Carrying Average   Carrying Average  Carrying Average  Carrying    Market   Average
                         Value   Yield     Value   Yield      Value   Yield     Value   Yield     Value      Value    Yield
   (dollar amounts in thousands)

U.S. Treasury securities
  and obligations of
  U.S. government
  agencies and
  corporations<F1>      $23,563  5.40%    $32,321  6.30%    $ 4,905  6.51%    $ 1,938  7.50%   $ 62,727    $ 62,902  6.01%
Corporate bonds           6,007  6.28      12,582  7.37       1,034  7.01       1,678  5.50      21,301      21,659  6.89
Mutual Funds             23,957  6.14                                                            23,957      23,957  6.14
FHLB capital stock<F2>                                                         11,982  7.25%     11,982      11,982  7.25

  Total                 $53,527 5.83%     $44,903  6.60%    $ 5,939  6.60%    $15,598  7.09%   $119,967    $120,500  6.32%



<F1> Expected maturities may differ from contractual maturities because of call provisions.
<F2> FHLB of Atlanta stock is shown as maturing after ten years.

DEPOSITS

  The Associations offer a number of deposit accounts including passbook savings accounts, NOW/checking, commercial checking, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Associations' deposit accounts, see Note 10 of Notes to Consolidated Financial Statements.

Deposit Flow
  The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Associations on the dates indicated.

                                   Balance at                Balance at               Balance at
                                  September 30,   % of      September 30,   % of     September 30,  % of
                                      1995      Deposits        1994      Deposits      1993      Deposits
                                                         (dollar amounts in thousands)

NOW and checking accounts         $  117,149     10.90%     $  112,270     10.56%    $  103,412     9.84%
Passbook and
 regular savings                     125,588     11.69         150,693     14.17        159,242    15.15
Money market deposit accounts        131,225     12.22         140,511     13.22        154,101    14.66
Savings certificates
 6 mos. or less                      105,785      9.85          74,631      7.02         78,751     7.49
Savings certificates
 greater than 6 mos.                 406,108     37.80         406,564     38.25        385,082    36.63
Jumbo certificates                    54,339      5.06          52,693      4.96         46,751     4.45
IRA accounts<F1>                     134,119     12.48         125,633     11.82        123,880    11.78
    Total                         $1,074,313    100.00%     $1,062,995    100.00%    $1,051,219   100.00%


<F1>Balances include different account types of varying maturities that have not been included in other categories above.

  During the latter half of fiscal 1994 and for most of fiscal 1995 market interest rates increased substantially. As a result, customers chose to move funds to certificates of deposit and reduce balances in passbook, regular savings and money market accounts. The preceding table reflects a decline in the percentage of passbook and regular savings accounts to total accounts from 15.15% of deposits at September 30, 1993, to 11.69% of deposits at September 30, 1995. Money market balances as a percent of deposits also declined from 14.66% to 12.22% of deposits. Fixed term certificate of deposit accounts with maturities of six months or less experienced growth of $31.2 million in 1995. IRA accounts also increased $8.5 million during the year.
  The Associations are subject to short-term fluctuations in deposit flows as well as to internal shifts in deposits among the various deposit products as customers move their funds to obtain a better yield. The Asset and Liability Committees of the Associations manage the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings as changes in interest rates occur. During 1995 interest rates increased in all maturities; therefore, new deposits as well as maturing funds were at rates that resulted in an increase in the cost of savings at the Associations. At September 30, 1995, the average cost of savings for the Associations was 4.80% compared to 4.01% as of September 30, 1994.
  During fiscal 1995 and 1994, deposit balances increased $11.3 million and $11.8 million, respectively. After deducting interest credited, deposit activity during fiscal 1995 and 1994 resulted in negative cash flows of $23.2 million and $18.5 million, respectively. During fiscal 1993 deposits increased $313.6 million, primarily as a result of the inclusion of $291.1 million in deposits of Peoples Federal acquired on October 9, 1992. The Associations' deposit activity during fiscal 1993, after deducting interest credited, produced negative cash flows of $9.5 million. Low rates on savings and fixed term certificates prompted many depositors to withdraw savings deposits in favor of investments in alternative investments such as stock and fixed income mutual funds.
  The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 2% of deposits at September 30, 1995, are obtained from customers residing outside of South Carolina. The principal methods used by the Associations to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Associations utilize traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Associations also provide customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Associations enjoy an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous offerings and, with the addition of the 50-Plus Club Coordinator, they now participate in special programs, such as exclusive travel packages, special events and classic movies.

Savings Deposit Activity
  The following table sets forth the savings activities of the Associations for the periods indicated.

                             Year Ended September 30,
                          1995         1994          1993
                              (dollars in thousands)

Net increase (decrease)
  before interest
  credited            $(23,161)     $(18,479)    $   (9,499)
Deposits acquired                                   291,118
Interest credited       34,479        30,255         32,014

Net increase         $  11,318      $ 11,776     $  313,633

Time Deposit Amounts
  The following table sets forth the amount of the Associations' time deposits as of the dates indicated.

                                 At September 30,
   Rate                   1995         1994          1993
                             (dollars in thousands)
4.00% or less          $  4,836     $131,891      $265,899
4.01% -  6.00%          493,116      462,854       277,860
6.01% -  8.00%          177,626       39,350        62,381
8.01% - 10.00%           23,318       23,846        26,769
Above 10.00%              1,455        1,580         1,555
                       $700,351     $659,521      $634,464

Time Deposit Maturity Schedule
  The following table sets forth the amounts and maturities of the Associations' time deposits at September 30, 1995.

                                 Amount Due
              Less Than                       After
 Rate          One Year 1-2 Years 2-3 Years  3 Years    Total
                            (dollars in thousands)
4.00% or less  $     4,833    $       3                                 $    4,836
4.01% -  6.00%     408,641       66,922      $  11,063     $  6,490        493,116
6.01% -  8.00%     102,952       24,459         10,062       40,153        177,626
8.01% - 10.00%       2,562        3,239            238       17,279         23,318
Above 10.00%         1,345           10                         100          1,455
    Total      $   520,333    $  94,633      $  21,363     $ 64,022     $  700,351

Jumbo Certificates of Deposit
  The following table indicates the amount of the Associations' jumbo certificates of deposit by time remaining until maturity as of September 30, 1995. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

   Maturity Period           At September 30, 1995
                            (dollars in thousands)

Three months or less              $29,206
Over three through six months      13,624
Over six through twelve months      8,639
Over twelve months                  2,870
  Total                           $54,339

BORROWINGS

  The Associations rely upon advances from the FHLB of Atlanta to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Associations' primary borrowings source. Advances from the FHLB of Atlanta are typically secured by the Associations' stock in the FHLB of Atlanta and a portion of the Associations' first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.
  At September 30, 1995, the Associations had advances totaling $107.9 million from the FHLB of Atlanta at interest rates ranging from 4.65% to 6.34% and a weighted average rate of 5.88%. At September 30, 1995, the maturity of the Associations' FHLB advances ranged from one to 17 years. Substantially all of the advances mature by June of 1996. See Note 11 of Notes to Consolidated Financial Statements.
  The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Associations arising from the sale of securities that the Associations are obligated to repurchase at specified prices and dates. At the date of repurchase, the Associations will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 1995, the Associations had $44.5 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.89% at September 30, 1995, and mature within three months. See Note 12 of Notes to Consolidated Financial Statements.
  The following table sets forth certain information regarding short-term borrowings by the Associations at the end of and during the periods indicated:

                                       At or For the Year Ended September 30,
                                     1995        1994         1993        1992
                                           (dollar amounts in thousands)
Weighted Average Rate Paid On
 (at end of period):
   FHLB advances                     5.88%        5.03%        6.39%        7.14%
   Securities sold under
      agreements to repurchase       5.89%        5.20%        3.60%        3.63%
Maximum Amount Of Borrowings
 Outstanding (during period):
   FHLB advances                  $107,853     $ 82,962     $118,860     $164,090
   Securities sold under
      agreements to repurchase    $ 45,217     $ 13,098     $ 53,230     $ 51,802
Approximate Average Amount Of
 Short-term Borrowings With
 Respect To:
   FHLB advances                  $ 78,982     $ 57,002     $ 97,274     $138,127
   Securities sold under
      agreements to repurchase    $ 26,769     $  4,769     $ 22,299     $ 31,503
Approximate Weighted Average Rate
 Paid On (during period):
   FHLB advances                     5.92%        5.23%        6.24%        6.67%
   Securities sold under
      agreements to repurchase       6.08%        4.40%        3.53%        4.96%


LONG-TERM DEBT

  On September 17, 1992, the Company issued $20.3 million aggregate principal amount of Senior Notes ("Notes") due September 1, 2002. The Notes bear interest at 9-3/8% per year. The Company received net proceeds of approximately $19.0 million, $16.5 million of which was used to complete the acquisition of Peoples Federal on October 9, 1992. The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the Notes tendered by noteholders for prepayment during the period from the date of issuance through September 1, 1993, and thereafter in any twelve-month period ending September 1, subject to certain limitations. The Company's obligation to prepay Notes tendered for prepayment is not cumulative. Although the Company is obligated to prepay in any prepayment period up to $1.0 million of the Notes annually, it is not required to establish a sinking fund or otherwise set aside funds for that purpose. The ability of the Company to prepay the Notes depends, to a substantial degree, upon interest income generated by the Company's investment assets, the availability of alternative credit sources, and the payment of dividends and other fees to the Company by its subsidiaries. Notes totaling $487 thousand were redeemed on September 1, 1993. None were redeemed during fiscal 1994 or 1995. See Note 13 of Notes to Consolidated Financial Statements for additional information on the Notes.
  The principal expense of the Company is the interest due annually on the Notes which approximates $1.9 million, assuming certain noteholder options to elect prepayment of the Notes are not exercised. Payments of interest and principal on the Notes are dependent upon the ability of First Federal and Peoples Federal to pay dividends to the Company. Dividend and other capital distributions by the subsidiaries are restricted by regulation and may require regulatory approval. See -- "Regulation of the Associations - Dividend Limitations."

ASSET AND LIABILITY MANAGEMENT

  Management believes that the analysis and management of interest rate risk is crucial to the long-term profitability of the Associations as well as the savings and loan industry generally. During the past several years, management believes that its balance sheet restructuring efforts have resulted in a significant reduction in the Associations' vulnerability to interest rate risk. The major component of this strategy has been the origination of ARM loans, short-term construction loans, commercial and consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management" for a further discussion of the Associations' asset/liability management strategies and for the Company's interest rate sensitivity analysis table at September 30, 1995.

Rate/Volume Analysis
  For the Company's rate/volume analysis, see "Management's
Discussion and Analysis of Financial Condition and Results of
Operations -- Net Interest Income."


INTEREST RATE MARGIN

  The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at September 30, 1995. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Certain average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented.
  The following table presents, for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                          At September 30,                               Year Ended September 30,
                               1995                   1995                        1994                          1993
                                  Average   Average            Average   Average            Average  Average             Average
                        Balance Yield/Cost  Balance Interest Yield/Cost  Balance Interest Yield/Cost Balance  Interest Yield/Cost
                                                 (dollar amounts in thousands)

Interest-earning assets:
 Loans<F1><F2>          $1,092,703  8.11%  $1,025,034  $80,434  7.85%  $  967,732  $72,829  7.53%  $  985,165  $80,178    8.14%
 Mortgage-backed
   securities              101,126  7.26      103,373    7,324  7.09       93,186    6,530  7.01      128,561   10,022    7.80
 Investment securities     119,967  6.32       88,227    5,314  6.02       76,107    3,904  5.13       56,947    3,110    5.47
 Other interest-earning
   assets<F3>                3,886  6.50       39,786    2,431  6.11       57,310    2,389  4.17       57,433    2,097    3.64
Total interest-earning
 assets                  1,317,682  7.88    1,256,420   95,503  7.60    1,194,335   85,652  7.17    1,228,106   95,407    7.77
Non-interest-earning
 assets                     47,666             48,389                      39,258                      58,229
   Total assets         $1,365,348         $1,304,809                  $1,233,593                  $1,286,335

Interest-bearing liabilities:
 Deposit accounts:
   Checking accounts    $  117,149  1.52   $  113,519    1,857  1.64   $  109,116    1,871  1.71   $  100,520    2,283    2.27
   Savings accounts        125,588  2.75      133,967    3,777  2.82      157,382    4,454  2.83      133,801    4,704    3.52
   Money market accounts   131,225  3.91      133,112    5,060  3.80      146,798    4,305  2.93      163,288    5,270    3.23
   Certificate accounts    700,351  5.89       82,318   36,947  5.41      633,821   29,080  4.59      644,059   30,690    4.77
    Total deposits       1,074,313  4.80    1,062,916   47,641  4.48    1,047,117   39,710  3.79    1,041,668   42,947    4.12
 FHLB advances             107,853  5.88       78,982    4,674  5.92       57,002    2,980  5.23       97,274    6,066    6.24
 Other borrowings           64,267  6.96       46,533    3,479  7.48       24,532    2,065  8.41       42,549    2,683    6.31

Total interest-bearing
 liabilities             1,246,433  5.00    1,188,431   55,794  4.69    1,128,651   44,755  3.96    1,181,491   51,696    4.38

Non-interest-bearing
 liabilities                27,506             29,337                      22,938                      30,414

 Total liabilities       1,273,939          1,217,768                   1,151,589                   1,211,905
Stockholders' equity        91,409             87,041                      82,004                      74,430
 Total liabilities
   and stockholders'
   equity               $1,365,348         $1,304,809                  $1,233,593                  $1,286,335

Net interest income/gross
 margin                             2.88%              $39,709  2.91%              $40,897  3.21%              $43,711    3.39%

Net yield on average
 interest-earning assets                                        3.16%                       3.42%                         3.56%

Percent of average interest-
 earning assets to average
 interest-bearing liabilities                                 105.72%                     105.82%                       103.95%


<F1>Average balances of loans include non-accrual loans.
<F2>The average rate at September 30, 1995 is not adjusted for the effect of deferred loan fees and costs, which are amortized to income over the lives of the related loans as a yield adjustment.
<F3>This computation includes interest-earning deposits which are classified as cash equivalents in the Company's Consolidated
    Statements of Financial Condition.

  For additional information regarding the Company's yields and costs and changes in net interest income, refer to "Management's
Discussion and Analysis of Financial Condition and Results of
Operations -- Net Interest Income."

SUBSIDIARY ACTIVITIES

  The Associations are permitted under OTS regulations to invest up to 2% of their assets in service corporations, with an additional investment of 1% of assets where such investment is primarily for community, inner-city and community development purposes. At September 30, 1995, First Federal and Peoples Federal were authorized to invest up to $19.8 million and $7.3 million, respectively, in the stock of, or loans to, service corporations (based upon the 2% limitation). At September 30, 1995, First Federal's investment in stock and secured and unsecured loans in its service corporations was $133,496. At September 30, 1995, Peoples Federal's investment in its service corporations was $1.3 million.
  First Federal has two wholly-owned subsidiaries:

Charleston Financial Services
  Incorporated on January 28, 1977, primary operations, from the date of its incorporation through September 1981, were the development of resort condominiums. Since September 1981, its primary operations have involved the conversion of computer information to a microfiche format, the sale of data processing consulting services, the sale of title insurance, commercial lending and the operation of an insurance agency specializing in personal lines of insurance, principally homeowner and auto. In fiscal 1987, most commercial lending activities were transferred to First Federal. During fiscal 1995, insurance operations discontinued with the sale of Adams Insurance Agency to Magrath Insurance Agency, Inc., a subsidiary of Peoples Federal. During late 1995, Charleston Financial Services established Link Investment Services, Inc., a full-service brokerage subsidiary, to offer alternative investment products such as annuities and stock and fixed income or bond mutual funds to customers. At September 30, 1995, First Federal's investment in and advances to this subsidiary totaled $133,531. Operations of Charleston Financial Services resulted in a net loss of $83,393 for the year ended September 30, 1995. The net loss for the year ended September 30, 1994 was $45,357.

The Carolopolis Corporation
  The Carolopolis Corporation was incorporated in 1976 for the principal purpose of land acquisition and development and construction of various projects for resale but was inactive until 1981. The majority of the development was through joint ventures. At September 30, 1989 all of the projects developed had been sold and no new projects were under construction or planned. First Federal's investment in the Carolopolis Corporation on September 30, 1995 was $354. Carolopolis was not active in fiscal 1995 and 1994.

  Peoples Federal has two wholly-owned subsidiaries, only one of which is active:

Magrath Insurance Agency, Inc.
  This subsidiary was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies.
During 1995 an additional agency in Lake City, South Carolina, was purchased as well as the Adams Insurance Agency in Charleston, previously owned by a subsidiary of First Federal. Total insurance premiums during fiscal year 1995 approximated $1.2 million. In terms of premium dollars, the insurance agency is approximately 60% commercial lines and 40% personal lines.
The agency represents several companies for both commercial and personal insurance products. Peoples Federal's investment in the Magrath Insurance Agency on September 30, 1995 was $1.2 million. Operations of the Magrath Insurance Agency resulted in income of $169,173 and $196,688 during fiscal 1995 and 1994, respectively.

COMPETITION

  First Federal was the second largest and Peoples Federal the fifth largest of 33 savings associations headquartered in the State of South Carolina at September 30, 1995, based on asset size as reported by the OTS. The Associations face strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Associations' most direct competition for savings deposits has historically come from other savings associations and from commercial banks located throughout South Carolina. The Associations also face competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of financial institutions. In light of the elimination of federal interest rate controls on savings deposits, the Associations have faced increasing competition from commercial banks for savings deposits. Certain legislative and regulatory measures have further increased competition between thrift institutions and other financial institutions, such as commercial banks, by expanding the financial services that may be offered by thrift institutions such as demand deposits, trust services and consumer and commercial lending authority, while reducing or eliminating the difference between thrift institutions and commercial banks with respect to long-term lending authority and taxation.
  The Associations' competition for real estate and other loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, insurance companies, developers, and other institutional lenders. The Associations compete for loans principally through the interest rates and loan fees they charge and the efficiency and quality of the services they provide borrowers, developers, real estate brokers, and home builders.

PERSONNEL

  As of September 30, 1995, the Company had 509 full-time equivalent employees compared with 537 as of September 30, 1994. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

REGULATION

  As federally-chartered and federally insured savings associations, the Associations are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Associations are regularly examined by their federal regulators and file periodic reports concerning their activities and financial condition. The Associations' relationship with their depositors and borrowers is also regulated to a great extent by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Associations' mortgage documents.

Federal Regulation of Savings Associations
  The investment and lending authority of a federally chartered savings association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.
  Among other things, OTS regulations provide that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the Home Owners Loan Act of 1933 ("HOLA") provides that loans secured by nonresidential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.
  The Associations are subject to limitations on the aggregate amount of loans that they can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1995, the Associations were in compliance with applicable loans-to-one borrower limitations.

Proposed Federal Legislation Regarding SAIF Recapitalization, Recapture of Bad Debt Reserves, and Other Matters
  The conference agreement on the budget reconciliation legislation currently before the U.S. Congress contains a provision calling for a one-time assessment on all SAIF-insured deposits for the purpose of recapitalizing the SAIF. As currently proposed, the one-time assessment would be .80% of SAIF-insured deposits as of March 31, 1995. Based on First Federal's and Peoples Federal's assessable deposits of $783.5 million and $284.1 million, respectively, at March 31, 1995, such assessment would amount to $6.3 million for First Federal and $2.3 million for Peoples Federal. The assessment is expected to be a tax deductible expense and have the effect of immediately reducing the respective capital of the Associations by the amount of their respective assessment, net of applicable taxes. Management cannot predict whether the legislation providing for such assessment will be enacted, or, if enacted, the final amount of such assessment and its ultimate impact on the Associations.
  The conference agreement on the budget reconciliation legislation currently before the U.S. Congress also contains a provision that repeals the reserve method of accounting for thrift bad debt reserves (including the percentage-of-taxable-income ("PTI method")) for tax years beginning after December 31, 1995. This would require all thrifts, including the Associations, to account for bad debts using either the specific charge-off method (available to all thrifts) or the experience method (available only to thrifts that qualify as "small banks," i.e., under $500 million in assets). The Associations currently use either the PTI method or the experience method based upon the
method which yields the greater deduction.   See "Federal and
State Taxation."
  Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 reserves over a six-year period. At September 30, 1995, the Associations' post-1987 reserves amounted to $700 thousand. Pre-1988 reserves would be subject to recapture if the institution makes distributions in excess of accumulated earnings and profits or makes a distribution in a partial or complete liquidation. A special provision suspends recapture of post-1987 reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997.
  The proposed legislation differs significantly from current law, which triggers recapture upon a thrift institution's conversion to a bank or upon failure to satisfy the tax law definition of a thrift. In addition, under current law, a converted thrift only recaptures the portion of the reserve attributable to use of the PTI method. There is no recapture of bank reserves if the converted thrift used the experience method and continues to qualify as a small bank as defined above. Management cannot predict whether the legislation providing for the recapture of bad debt reserves will be enacted, or if enacted, the final form of such legislation and its ultimate impact on the Associations.
  In addition to the above matters, separate legislation proposing a comprehensive reform of the banking and thrift industries is under consideration by the U.S. Congress to (i) merge the Bank Insurance Fund "BIF" and the SAIF on January 1, 1998, at which time banks and thrifts would pay the same deposit insurance premiums; (ii) require federal savings associations (including the Associations) to convert to a national bank or a state-charted thrift by January 1, 1998; (iii) require all savings and loan holding companies (including the Company) to become bank holding companies as of January 1, 1998; and (iv) abolish the OTS. Management cannot predict whether such legislation will be enacted, or, if enacted, the final form of such legislation and its ultimate impact on the Associations.
  For additional discussion of this proposed legislation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization Proposal."

Office of Thrift Supervision
  The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury.
Except as modified by FIRREA, the OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

Federal Deposit Insurance Corporation
  The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. Upon the enactment of FIRREA on August 9, 1989, the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate funds that are maintained and administered by the FDIC: the BIF and the SAIF. As such, the FDIC has examination, supervisory and enforcement authority over all savings associations.
  The annual assessment for SAIF members for deposit insurance for the period from January 1, 1991 through December 31, 1992 was equal to .23% of insured deposits. Recent legislation eliminated limitations on increases in federal deposit insurance premiums and authorized the FDIC to increase the assessment rates to the extent necessary to protect the SAIF (as well as the BIF). The FDIC has issued a final regulation which was effective for the first semi-annual period of 1993 and thereafter, and which is intended to be a preliminary step toward the risk-based assessment system required to be implemented by January 1, 1994. Under the regulation, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital "well capitalized," "adequately
capitalized," and "undercapitalized"   which are defined in the
same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.
  On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compare to the current range of .23% to .31% of deposits for SAIF-insured institutions). On November 14, 1995, the FDIC again revised the premium schedule for BIF-insured banks to eliminate premiums for all well-capitalized banks (except for the statutory minimum annual assessment of $2,000) and to provide a range of
 .03% to .27% of deposits for all other banks. Approximately 92% of all BIF-insured banks are categorized as "well-capitalized." It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of SAIF and BIF. As a result of this disparity, a recapitalization plan is under consideration by the Congress, which reportedly provides for a one-time assessment of .80% to be imposed on all SAIF deposits as of March 31, 1995, in order to recapitalize SAIF and eliminate the disparity. Based on the Associations' assessable deposits of approximately $1.1 billion at March 31, 1995, a one-time assessment of .80% would equal approximately $8.6 million, before consideration of the expected tax benefits. At this time, no assurance can be given, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions. As the date this legislation is signed into law would represent the recordation date of the expense, no liability was incurred during fiscal 1995.
  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Associations.

Federal Home Loan Bank System
  The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.
  The Associations, as members of the FHLB-Atlanta, are required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB-Atlanta stock of $9.4 million and $2.6 million at September 30, 1995, respectively.
  Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta. First Federal and Peoples Federal had FHLB advances totaling $65.4 million and $42.4 million, respectively, at September 30, 1995.

Prompt Corrective Action
  Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well-capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure: (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
  Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)
  An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.
  At September 30, 1995, the Associations were well-capitalized institutions under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness
  FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) loan underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock options plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios;
(ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.
  On July 10, 1995, the OTS and other federal banking regulatory agencies jointly issued final safety and soundness standards.
The safety and soundness standards were issued in the form of guidelines and cover such factors as internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, as well as compensation, fees and benefits. The agencies may require compliance plans to be filed by an insured depository institution for failure to meet the safety and soundness standards.
  On the same date, the agencies also published separate proposed safety and soundness standards for asset quality and earnings. After reviewing the comments, which were due by August 24, 1995, the agencies may add the asset quality and earnings standards to the standards already in the guidelines.

Branching by Federally Chartered Associations
  OTS rules on branching by federally chartered savings associations permit nationwide branching to the extent allowed by federal statute. This action, which became effective May 2, 1992, permits associations with interstate networks to diversify their loan portfolios and lines of business. OTS authority preempts any state law purporting to regulate branching by federal savings associations.
  The limitations that remain are statutory. An association may not establish or operate a branch outside the state in which the association has its home office if such branch would violate section 5(r) of the HOLA. This section permits a federal savings association to branch outside its home state if (i) the association meets the domestic building and loan test of the Code, section 7701(a)(19) or the asset composition test of subparagraph (c) of that section, and (ii) each branch outside of its home state also satisfies the domestic building and loan test.
  The second limitation prohibits branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state in violation of HOLA section 10(e)(3). There are three safe harbors for permissible multiple holding company operations. First, a holding company may acquire an association or operate branches in additional states pursuant to a supervisory acquisition under section 13(k) of the FDIA. Second, holding companies that, as of March 5, 1987, controlled an association subsidiary that operated an office in an additional state are permitted to acquire another association or branch in that state. The third exception permits interstate holding company operations if the law of the additional state specifically authorizes acquisition of its federally-chartered associations by federally-chartered associations or their holding companies in the state where the acquiring association or holding company is located.
  To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by OTS regulations. Section 38(e)(4) of the FDIA prohibits any "undercapitalized" insured association from acquiring or establishing additional branches, unless the OTS has accepted the institution's capital restoration plan required by the law, the association is implementing the plan, and the OTS determines that the proposed action is consistent with such plan, or the FDIC Board of Directors determines that the proposed action will further the purposes of the law. In addition, the institution must have a satisfactory record under the Community Reinvestment Act.

Qualified Thrift Lender Test
  All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engage in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.
  Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1995, the qualified thrift investments of the First Federal and Peoples Federal were approximately 78% and 84% of their respective portfolio assets.

Liquidity
  Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 5.0% may be changed from time to time by the OTS depending upon economic conditions and the deposit flows of member associations. Existing OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1995, liquidity ratios of the Associations exceeded regulatory requirements.

Capital Requirements
  Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.
  OTS capital regulations establish a 3% core capital ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any unidentifiable intangible assets; and
(ii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."
  As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. the OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Associations.
  Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets."
  Each savings institution must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.
  In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and equity investments are each deducted. There was a phase-out period for this deduction which began July 1, 1990 and ended July 1, 1994.
  The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. In January 1993, the OTS amended its risk-weighting classifications to remove the 200% risk weight category and reassign the items formerly in that category to the 100% risk-weight category. This amendment was made in connection with the Statement of Position 92-3, "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants which mandates the use of fair value for foreclosed assets.
  The book value of assets in each category is multiplied by the weighing factor (from 0% to 100% assigned to that category). These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.
  The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest risk component if its believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk exposure model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the interest rate risk component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.
  On December 15, 1994, the OTS and the three federal banking agencies jointly issued final amendments to their capital regulations that would take into account an institution's exposure to concentrations of credit risk and risks of nontraditional activities in assessing the institution's overall capital adequacy. It was recognized by the federal agencies that it would be difficult, if not impossible, to identify and quantify the magnitude of risk associated with concentrations of credit and nontraditional activities, as well as other types of risks. Consequently, the OTS's final rule, instead of imposing specific requirements for particular kinds of risks, generally provides that the agency may establish higher individual capital requirements for savings associations with high degrees of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, risks arising from nontraditional activities, or off-balance sheet risks, and that have demonstrated a poor record of monitoring and controlling such risks. The rule was effective January 17, 1995.
  The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at September 30, 1995 and 1994:

                                         First Federal                     Peoples Federal
                                        At September 30,                   At September 30,
                                    1995              1994              1995              1994
                                     Percent of        Percent of        Percent of        Percent of
                              Amount   Assets    Amount  Assets    Amount  Assets    Amount  Assets
                                                    (dollar amounts in thousands)

Tangible capital              $72,926   7.36%   $70,416   7.91%   $27,244   7.49%   $25,397   7.29%
Tangible capital requirement   14,861   1.50     13,348   1.50      5,457   1.50      5,227   1.50
Excess                        $58,065   5.86%   $57,068   6.41%   $21,787   5.99%   $20,170   5.79%

Core capital                  $72,926   7.36%   $70,416   7.91%   $27,244   7.49%   $25,397   7.29%
Core capital requirement       29,722   3.00     26,696   3.00     10,914   3.00     10,454   3.00
Excess                        $43,204   4.36%   $43,720   4.91%   $16,330   4.49%   $14,943   4.29%


Risk-based capital<F1>        $79,146  11.35%   $76,593  12.25%   $27,244  14.16%   $25,397  14.11%
Minimum risk-based capital
  requirement<F1>              55,801   8.00     50,021   8.00     15,391   8.00     14,403   8.00
Excess                        $23,345   3.35%   $26,572   4.25%   $11,853   6.16%   $10,994   6.11%


<F1> Based on total risk-weighted assets.

Dividend Limitations
  OTS regulations require the Associations to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Associations may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Associations below the amount required for the liquidation account.
  OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.
  A Tier 1 savings association generally has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) and has not been notified by the OTS that it is in need of more than normal supervision. A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OTS.
  A savings association with either (i) capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution), or (ii) capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) but which has been notified by the OTS that it is in need of more than normal supervision may be designated by the OTS as a Tier 2 association. Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval.
  Tier 3 associations include savings associations with either
(i) capital below the minimum capital requirement (either before or after the proposed capital distribution), or (ii) capital in excess of the fully phased-in capital requirement but which has been notified by the OTS that it shall be treated as a Tier 3 association because it is in need of more than normal supervision. Tier 3 associations may not make any capital distributions without prior approval from the OTS.
  The Associations currently meet the criteria to be designated Tier 1 associations and, consequently, could at their option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of their net income during the calendar year plus 50% of their surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Investment Rules
  Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Associations' unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1995, First Federal's and Peoples Federal's limit on loans to one borrower was $11.9 million and $4.1 million, respectively. At September 30, 1995, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $11.1 million and $3.4 million, respectively, and were secured by multi-family real estate and a golf course facility, respectively.
  Savings institutions and their subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. Investments in a savings institution's portfolio not meeting this requirement must be divested as quickly as can be done on a prudent basis, but not later than July 1, 1994. Pursuant to regulatory accounting rules, securities subject to divestment are not to be treated as "held for sale;" however, GAAP may still require mark-to-market accounting by virtue of the divestment requirement. The Associations do not hold any investments that must be divested under this provision.

Activities of Associations and Their Subsidiaries
  FIRREA provides that, when a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.
  The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF.
If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates
  Pursuant to FIRREA, savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, Sections 23A and 23B:
(i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.
  Three additional rules apply to savings associations under
FIRREA: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Associations have not been significantly affected by the rules regarding transactions with affiliates.

Regulatory and Criminal Enforcement Provisions
  FIRREA contains several changes to existing regulatory and criminal enforcement provisions. The major applicable provisions: expand the reach of the depository institution regulatory agencies' civil enforcement authority to include, in addition to directors, officers, employees and agents, any "institution-affiliated party" of a depository institution; clarify and enhance the authority of the agencies to order restitution or reimbursement in a cease-and-desist order; unify removal provisions by the regulators and allow the agencies to proceed with a removal or prohibition action when an institution has been harmed without requiring the agencies to quantify the harm or prejudice; authorize the agencies to take enforcement actions against culpable institution-affiliated parties who depart from an institution, within six years of the departure date; increase the maximum amount for civil money penalties ("CMPs") and expand the grounds for imposing them; increase the criminal penalty up to $1 million and five years' imprisonment for violations of a removal order; impose a three-tier level of CMPs for both failure to file or the late filing of call reports and other information and filing any false or misleading report or information; permit the FDIC to take particular enforcement actions against savings associations if, after the FDIC notifies the OTS, the OTS does not itself take such action; require publication of formal enforcement orders issued by the agencies; shorten the period from 120 days to 30 days for agency notice for termination of deposit insurance; and increase to 20 years the maximum prison term for the banking-related offenses in the Federal Criminal Code.

Regulation of the Company
  First Financial is a multiple savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is required to file certain reports with and otherwise comply with the regulations of the OTS and the Securities and Exchange Commission. As subsidiaries of a savings and loan holding company, the Associations are subject to certain restrictions in their dealings with the Company and with other companies affiliated with the Company and also are subject to regulatory requirements and provisions as federal institutions.

Company Acquisitions
  The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Company Activities
  There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Company and any of its subsidiaries (other than the Associations or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

Qualified Thrift Lender Test
  The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, within one year after the date on which the association ceases to be a qualified thrift lender, to register as and be deemed a bank holding company subject to all applicable laws and regulations.

FEDERAL AND STATE TAXATION

  The Company and the Associations report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Associations' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Associations or the Company.
  Savings institutions such as the Associations which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Associations' deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Associations' actual loss experience, or a percentage equal to 8% of the Associations' taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. The Associations' deduction with respect to non-qualifying loans must be computed under the experience method which essentially allows a deduction based on the Associations' actual loss experience over a period of several years. Each year the Associations select the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.
  The Associations currently satisfy the qualifying thrift definitional tests. If the Associations failed to satisfy such tests in any taxable year, they would be unable to make additions to their bad debt reserves. Instead, the Associations would be required to deduct bad debts as they occur and would additionally be required to recapture their bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests require the Associations to hold at least 60% of their assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Associations in the conduct of their banking business. The Associations' ratios of qualifying assets to total assets exceeded 60% through September 30, 1995. Although there can be no assurance that the Associations will continue to satisfy the 60% test, management believes that this level of qualifying assets can be maintained by the Associations.
  The amount of the addition to the reserve for loan losses on qualifying real property loans under the percentage-of-taxable-income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which: (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeds (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. The Associations do no expect this overall limitation to restrict the Associations' deduction for additions to its bad debt reserve for the year ending September 30, 1995. At September 30, 1995, First Federal's and Peoples Federal's total bad debt reserve for tax purposes was approximately $11.4 million and $11.0 million respectively. However, see "REGULATION - Proposed Federal Legislation Regarding SAIF Recapitalization, Recapture of Bad Debt Reserves, and Other Matters" regarding legislation which may affect the Associations' tax bad debt reserves.
  To the extent that the Associations make "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Associations' taxable income.
Nondividend distributions include distributions in excess of the Associations' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Associations' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Associations' bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Associations' bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Associations. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Associations make a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Associations. The Associations do not intend to pay dividends that would result in a recapture of any portion of their tax bad debt reserves.
  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Associations' adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Associations, whether or not an Alternative Minimum Tax ("AMT") is paid.
  The Company may exclude from its income 100% of dividend received from the Associations as members of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received form unaffiliated corporations with which the Company and the Associations will not file a consolidated tax return, except that if the Company or the Associations own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.
  There have not been any Internal Revenue Service audits of the Company's and First Federal's federal income tax returns during the past five years.
  Under the laws of South Carolina, the Associations are required to pay an income tax at the rate of 6% of net income as defined in the statute. This tax is imposed on financial institutions, such as savings and loan associations, in lieu of the general state business corporation income tax. Prior to fiscal 1990, First Federal utilized state net operating loss carryforwards. During fiscal 1989, First Federal became subject to South Carolina income taxes. Peoples Federal did not incur any South Carolina income taxes through September 30, 1992 but became subject to South Carolina taxes in fiscal 1993. Taxes accrued for fiscal 1995 include $510 thousand payable to South Carolina.

Item 2. PROPERTIES

  The Company's principal executive offices are located at 2440 Mall Drive, North Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's Operations Center. First Federal owns 15 of its branch offices, including its home office at 34 Broad Street in downtown Charleston. The remaining eight branch offices are leased properties on which First Federal has constructed banking offices. These property leases expire by 2006. All of the leases include various renewal or purchase options. During fiscal 1994 most remaining deposit and loan administrative support functions relocated from the downtown home office to the Operations Center, vacating a substantial portion of the home office. After renovations of the downtown facility were completed in fiscal 1995, a substantial portion of the downtown office was leased.
  Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601 Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is leased to others. Eight of Peoples Federal's branch offices are owned with one facility leased. During fiscal 1994, Peoples Federal leased space in Sunset Beach, North Carolina for a loan production office. Peoples Federal opened its third office in Florence, South Carolina during fiscal 1995.

  In December 1994 First Federal acquired the two branch offices, deposits and certain loans of Peoples Federal located in Georgetown and Litchfield, South Carolina. The branch on High Market Street in Georgetown was subsequently closed and its accounts are now serviced out of First Federal's existing branch on Church Street in Georgetown. First Federal has now leased the High Market Street property to a tenant with an option to purchase the property.
  Peoples Federal leases space for certain insurance agency operations in Charleston and in Florence. In addition, First Federal leases properties in two locations for off-site ATM facilities. Both Associations also own land purchased for potential future branch locations.
  The Associations evaluate on a continuing basis the suitability and adequacy of all of their facilities, including branch offices and service facilities, and have active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. First Federal will add six ATMs in fiscal 1996 to its proprietary ATM network, with five opened off-premises, four of which will be positioned in a major grocery store chain. Peoples Federal will begin a proprietary ATM network in fiscal 1996, adding seven ATMs in its market areas. The Associations believe present facilities are adequate for their operating purposes.
  At September 30, 1995, the total book value of the premises and equipment owned by the Company was $15.1 million. Reference is made to Note 16 of Notes to Consolidated Financial Statements for information relating to minimum rental commitments under the Associations' leases for office facilities, and to Note 8 for further details on the Associations' properties.

Item 3.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.


                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Prices and Dividends
                                                      Cash
                                                    Dividend
                                 High       Low     Declared
1995
First Quarter                   $17.00    $13.00       $.14
Second Quarter                   19.75     13.75        .14
Third Quarter                    20.50     17.75        .14
Fourth Quarter                   22.50     18.00        .14


1994
First Quarter                   $18.25    $13.75        .12
Second Quarter                   17.75     14.00        .12
Third Quarter                    16.00     13.75        .12
Fourth Quarter                   17.50     14.00        .12

  The Company's common stock is traded in the over-the-counter market under the Nasdaq symbol "FFCH." Trading information in newspapers is provided on the Nasdaq National Market quotation page under the listing, "FSTFNHLD." As of September 30, 1995, there were approximately 1,808 stockholders of record.
  The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased eight times with the most recent dividend paid in November, 1995, at $.16 per share. Cash dividends declared amounted to approximately $3.5 million, $3.1 million and $2.2 million for fiscal 1995, 1994 and 1993, respectively. These dividends amounted to 38.10%, 25.53% and 16.83% of net income.
  Please refer to "Regulation-Dividend Limitations" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

Item 6.  Selected financial data

Selected Consolidated Financial Data<F1>

                                            At or For the Year Ended September 30,
                                  1995         1994         1993           1992       1991
                                   (dollar amounts in thousands except per share amounts)
Summary of Operations<F2>
Interest income              $   95,503    $   85,652   $   95,407     $   86,328   $ 93,412
Interest expense                 55,794        44,755       51,696         51,930     62,866
Net interest income              39,709        40,897       43,711         34,398     30,546
Provision for loan losses          (451)       (1,097)      (3,700)        (3,440)    (3,393)
Net interest income after
  provision for loan losses      39,258        39,800       40,011         30,958     27,153
Other income                      8,575         8,681        5,493          2,248      3,296
General and administrative
  expenses                      (33,424)      (32,351)     (30,745)       (21,916)   (20,100)
Income tax expense               (5,171)       (4,125)      (3,481)        (4,320)    (4,070)
Income before change in
  accounting principle            9,238        12,005       11,278          6,970      6,279
Change in accounting principle                               1,584
Net income                   $    9,238    $   12,005   $   12,862     $    6,970   $  6,279

Net increase in deposits     $   11,318    $   11,776   $  313,633<F3> $   32,124   $ 67,508
Loans originated during the
  period<F4>                 $  253,031    $  264,889   $  216,957     $  163,814   $177,468

Per Common Share<F5>
Earnings                     $     1.47    $     1.88   $     2.02<F6> $     1.10   $    .98
Book value                        14.50         13.20        12.56          10.75       9.92
Dividends                           .56           .48          .34            .28        .28

Selected Ratios
Return on average equity          10.61%        14.64%       17.28%         10.59%     10.17%
Return on average assets            .71           .97         1.00            .71        .66
Gross interest margin<F7>          2.91          3.21         3.39           3.36       2.95
Average equity as a percentage
  of average assets                6.67          6.65         5.79           6.68       6.46
Problem assets as a percentage
  of total assets                  1.67          1.74         1.98           2.73       3.69
Dividend payout ratio             38.10%        25.53%       16.83%         25.45%     28.57%

At September 30,
Assets                       $1,365,348    $1,244,270   $1,259,265     $  985,794   $985,210
Loans receivable, net<F8>     1,080,746       960,532      962,347        753,277    835,173
Mortgage-backed securities<F9>  101,126       105,620      106,021        104,882     48,843
Investment securities<F10>      119,967       117,876      104,554         35,308     39,763
Deposits                      1,074,313     1,062,995    1,051,219        737,586    705,462
Borrowings                      172,120        79,267      106,677        165,058    199,563
Stockholders' equity             91,409        82,672       80,546         68,314     63,362
Number of offices                    32            32           32             20         20
Full-time equivalent employees      509           537          532            335        330

<F1> On October 9, 1992, the Company acquired Peoples Federal.  The acquisition was accounted for under the purchase method of accounting, and accordingly, the consolidated financial statements do not include
     Peoples Federal's assets, liabilities and equity or results of operations prior to that date.
<F2> Certain amounts in prior periods have been reclassified to conform with current classifications;
     however, the reclassifications had no effect on net income or stockholders' equity.
<F3> Includes $291,118 in deposits acquired in the acquisition of Peoples Federal.
<F4> Excludes loans on savings accounts.
<F5> All per share amounts have been adjusted to reflect the two-for-one Common stock split in the form of a 100% stock dividend declared September 23, 1993, and distributed October 26, 1993.
<F6> Includes the cumulative effect of a change in accounting principle which resulted in an increase of
     $.25 in earnings per common share.
<F7> Gross interest margin is the difference between the weighted average yield on all interest-earning assets and the weighted average rate paid on all interest-bearing liabilities.
<F8> Includes loans held for sale.
<F9> Includes mortgage-backed securities held to maturity and mortgage-backed securities available for sale.
<F10>Includes investment securities held to maturity, investment securities available for sale and investments in capital stock of Federal Home Loan Bank.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

  First Financial Holdings, Inc. ("First Financial" or the "Company"), headquartered in Charleston, South Carolina, is the second largest independent financial institution headquartered in South Carolina, with assets of approximately $1.4 billion. First Financial is a multiple savings and loan holding company with two operating subsidiaries, First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of Conway, South Carolina ("Peoples Federal") (together, the "Associations"). Most of the information presented in the following discussion of financial results is indicative of the activities of the Associations.
  First Financial's operations resulted in consolidated net income of $9.2 million for the year ended September 30, 1995, which represented net income per share of $1.47. Net income was $12.0 million for 1994 and $12.9 million for 1993. Net income per share was $1.88 in 1994 and $2.02 in 1993. Net income in 1993 included the effect of a change in accounting principle of $1.6 million, or $.25 per share, resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."
  As a result of tax benefits related to the acquisition of Peoples Federal, 1994 and 1993 results were positively impacted by lower effective income tax rates of 25.6% and 23.6%, respectively, compared with 35.9% in fiscal 1995. Income before taxes in fiscal 1994 was significantly impacted by a one-time gain of $1.1 million on the sale of Regal Cinemas stock.
Although the Company's average earning assets increased $62.2 million during the current year, net interest income declined 2.9%, or $1.2 million, principally due to higher liability funding costs which exceeded improvements in yields on earning assets.
  The Company pursued strategies in fiscal 1995 to reduce the rate of growth in operating costs. Although assets grew 9.7% in fiscal 1995, operating expenses increased only 3.3% during the year compared with 5.2% growth in fiscal 1994. Staffing levels declined during the period even though the Company expanded the range of consumer products and services offered. Operational efficiency improved during the year through additional consolidation of back-office services and improved work flows throughout the Company. An important strategy during the year was the consolidation of the Georgetown operations of Peoples Federal with those of First Federal. One branch office now serves the Georgetown market. Construction was completed on two full-service branches, one of which had been operating in a temporary facility. Other branches were refurbished and/or upgraded in 1995. Quality customer service remained a strategic retail banking focus of the Company in 1995. Operating expense initiatives were only undertaken after careful study and determination that customer service and satisfaction would not be negatively affected.
  As explained more fully under "Recapitalization Proposal," Congress is currently addressing the problems of the Savings Association Insurance Fund ("SAIF") which insures the deposits of First Federal and Peoples Federal. Both the Senate and the House of Representatives have passed budget reconciliation measures which address banking-related issues. Included in both bills is language requiring members of the SAIF to pay a special assessment to recapitalize the fund and thereafter merge the SAIF with the Bank Insurance Fund ("BIF"). Both bills call for a one-time special assessment of approximately 80 basis points on assessable deposits. Although the effect of such a special assessment would be significant, both thrift subsidiaries would then benefit from substantially reduced future deposit insurance premiums.
  The remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations of First Financial should be read together with the Selected Consolidated Financial Data and the Consolidated Financial Statements and accompanying notes.

Financial Condition

  At September 30, 1995, First Financial reported $1.4 billion in assets compared to $1.2 billion at the end of 1994. Average total assets were $1.3 billion in 1995 compared to $1.2 billion in 1994.

Investment securities and mortgage-backed securities
  The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities. The Associations are required to maintain average daily balances of liquid assets according to certain regulatory requirements. The Associations have maintained higher than average required balances in short-term investments based on their continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential direction of market interest rate changes. Total investment securities increased only 1.8% in fiscal 1995, with year-end balances of $120.0 million as of September 30, 1995, including $39.8 million in investments available for sale.
  Mortgage-backed securities totaled $101.1 million at September 30, 1995, including $82.8 million available for sale. First Financial acquired $5.7 million in mortgage-backed securities and sold $1.2 million during 1995. Balances declined $4.5 million, or 4.3%, during the year.

Loans Receivable
  Net loans receivable totaled $1.1 billion at the end of 1995, increasing $120.2 million during the year, or approximately 12.5%. Loan originations totaled $253.0 million in fiscal 1995 compared with $264.9 million in 1994. After a rapid rise in market interest rates in 1994, management began to include originations of higher-yielding fixed-rate mortgage loans in the loan portfolio. This strategy resulted in significant net growth in the loan portfolio during 1995.
  The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans.
Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production. Growth during 1995 was particularly strong in single-family real estate lending, a segment of the portfolio which fits the retail banking orientation of the Company. Gross one- to four-family residential loans increased $114.7 million in 1995, up 19.7% from September 30, 1994. A large percentage of the Company's single-family originations qualify for purchase by secondary market agencies. There were, however, no loans held for sale as of September 30, 1995, in keeping with management's current retention strategy. The Company has traditionally retained virtually all adjustable-rate loan originations in its portfolio.


Asset Quality
  The Company maintains a conservative philosophy regarding its lending mix as well as its underwriting guidelines. The Company also maintains loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, non-performing loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Boards of Directors of the Associations. The majority of the Company's loan originations are made in coastal markets of South Carolina and North Carolina and in Florence, South Carolina. The Company has continued its commitment to housing and offers a wide variety of loan products to meet the needs of consumers. The Company currently is not involved in any joint venture projects or real estate development activities nor does the Company contemplate any future direct investments in real estate.
  Over the last several years, the Company has been aggressive in acquiring and disposing of properties collateralizing former problem loans. Improvement in problem asset ratios has been an important business objective of the Company. Due to market conditions, in fiscal 1993 the Company virtually curtailed all loans made on nonresidential properties and placed greater emphasis on single-family lending, a sector of the portfolio which traditionally has outperformed nonresidential real estate loans during various economic cycles. The outstanding debt levels of several major borrowers have also been reduced.
  As a result of management's ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal or interest under the original terms. The Company closely monitors trends in problem assets which include non-accrual loans, loans 90 days or more delinquent, renegotiated loans and real estate and other assets acquired in settlement of loans. Renegotiated loans are those loans on which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and/or other concessions. The following table il-

lustrates trends in problem assets over the past five years.

Problem Assets
                                                   At September 30,
                                     1995      1994      1993      1992      1991
                                             (dollar amounts in thousands)
Non-accrual loans                  $ 5,088   $ 1,620   $ 3,705   $ 5,406   $ 7,487
Accruing loans 90 days or more
   deliquent                           816       740     1,458     2,216     7,537
Renegotiated loans                  11,103    13,129     9,001     7,210     9,036
In-substance foreclosures            2,621     2,834     5,260     4,171     5,737
Real estate and other assets
   acquired in settlement
   of loans                          3,144     3,290     5,480     7,951     6,569
                                   $22,772   $21,613   $24,904   $26,954  $ 36,366
As a percent of loans receivable
   and real estate and other assets
   acquired in settlement of loans    2.10%     2.24%     2.56%     3.52%     4.29%
As a percent of total assets          1.67      1.74      1.98      2.73      3.69
Allowance for loan losses as a
   percent of problem assets         46.71     49.64     43.13     17.95     11.96

  The Company's problem assets as a percentage of assets over the past five years have declined from 3.69% at September 30,
1991 to 1.67% as of September 30, 1995.   Although problem asset
totals may include loans which are considered to be earning as-

sets, there is more than normal risk associated with the severity of delinquency or the renegotiated terms of these loans. Non-accrual loans increased approximately $3.5 million during 1995. Approximately $1.1 million of the increase relates to two loans secured by a first mortgage on a subdivision development and by junior liens on other residential and commercial properties. The borrowers have experienced cash flow problems resulting in delinquency. The Company's non-accrual loans also increased in 1995 from the addition of two loans with balances of approximating $1.1 million secured by residential lots in a resort development. These loans were brought current and certain terms modified in November of 1995. Renegotiated loans declined $2.0 million in 1995. A $1.2 million resort development loan renegotiated in 1983 was repaid in the current year.
  The allowance for loan losses of $10.6 million currently covers 46.71% of reported problem assets, a significant increase from 11.96% as of September 30, 1991. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired from normal lending operations. Renegotiated loans currently comprise approximately one half of total problem assets. All of these loans were either current or less than 30 days delinquent at September 30, 1995, and have an average yield of 7.85% compared with an average yield of 7.30% one year ago.

Allowance for Loan Losses
  The allowance for loan losses is maintained at a level sufficient to provide for estimated probable future losses in the loan portfolio. Management reviews the adequacy of the allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that weigh heavily in a determination of the level of the allowance are management's as-

sessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit and a review of specific commercial real estate and commercial business loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

Allowance for Loan Losses

                                              Year Ended September 30,
                                    1995      1994      1993      1992      1991
                                            (dollar amounts in thousands)
Balance, beginning of period     $ 10,728   $10,742   $ 4,837   $ 4,351   $ 3,732
Loans charged-off:
  Real estate loans                   530       858     1,893     1,813     1,726
  Commercial business loans             3       461       637       453       573
  Consumer loans                      508       673       793       908       450
     Total charge-offs              1,041     1,992     3,323     3,174     2,749
Recoveries:
  Real estate loans                   356       658       632       122        15
  Commercial business loans            32        76       176         4        33
  Consumer loans                      111       147       160        94        50
     Total recoveries                 499       881       968       220        98
     Net charge-offs                  542     1,111     2,355     2,954     2,651
  Allowance on acquired
     loans                                              4,560
  Elimination of interest reserve                                            (123)
  Provision for loan losses           451     1,097     3,700     3,440     3,393
Balance, end of period:
  Real estate loans                 8,875     9,074     9,189     3,036     2,884
  Commercial business loans           715       750       648       698       672
  Consumer loans                    1,047       904       905     1,103       795
Balance, end of period           $ 10,637   $10,728   $10,742    $4,837    $4,351
Balance as a percent of net loans:
  Real estate loans                   .93%     1.09%     1.11%      .50%      .42%
  Commercial business loans          2.61      3.00      2.22      1.84      1.62
  Consumer loans<F1>                  .91       .81       .77       .97       .72
  Total net loans                     .98      1.12      1.12       .64       .52
Net charge-offs as a percent of average
     net loans:
  Real estate loans                   .02%      .02%      .18%      .26%      .26%
  Commercial business loans          (.11)     1.42      1.88      1.13      1.31
  Consumer loans<F1>                  .35       .46       .40       .73       .38

<F1> Consumer loans include home equity lines of credit.


  On September 30, 1995 the total allowance for loan losses was $10.6 million compared with $10.7 million at September 30, 1994. Net charge-offs declined over 50% in each of the last two fiscal years and totaled $542 thousand in 1995. Charge-offs from 1991 to 1993 increased principally from declines in real estate values brought about by weaker economic conditions, increased bankruptcies and the continued long term effect of changes in tax laws which have had a detrimental impact on real estate investments.
  The allowance for loan losses increased $4.6 million in fiscal 1993 as a result of management's estimate of the allowance for loan losses for loans acquired in the Peoples Federal acquisition. During fiscal 1993, the Company also increased general reserves for multi-family and commercial real estate loans which could potentially be adversely impacted by closures of military bases in the Charleston area. Based on the current economic environment and other factors, management believes that the allowance for loan losses is maintained at a level adequate to provide for inherent losses in the Company's loan portfolio.

Deposits
  Retail deposits are the primary source of funding for the Company for lending purposes and provide a customer base for
sales of additional financial services.   The Company's total
deposits increased $11.3 million during the year ended September 30, 1995. First Financial's deposit composition at September 30, 1995, and September 30, 1994, is as follows:

Deposits
                                                        At September 30,
                                                 1995                     1994
                                                    Percent of               Percent of
                                         Balance      Total       Balance      Total
                                                  (dollar amounts in thousands)
Checking accounts                      $  117,149     10.90%    $  112,270     10.56%
Passbook, statement and other accounts    125,588     11.69        150,693     14.17
Money market accounts                     131,225     12.22        140,511     13.22
Retail certificate accounts               632,262     58.85        601,297     56.57
Jumbo certificates                         54,339      5.06         52,693      4.96
Wholesale certificates                     13,750      1.28          5,531       .52
Total deposits                         $1,074,313    100.00%    $1,062,995    100.00%

   Checking account balances increased during fiscal 1995 while passbook, statement and money market accounts declined. Trends over the past few years indicate customers are moving funds to alternative investments and, particularly in 1995, into higher yielding certificate accounts. As expected when fiscal 1995 began, the Company's average cost of deposits increased as customers moved funds into certificate of deposit accounts and reduced balances in short-term savings and money market accounts. The average cost of all deposits increased to 4.80% at September 30, 1995 compared to 4.01% at September 30, 1994. Certificates of deposit increased $40.8 million during the year with the average cost increasing from 4.83% at September 30, 1994 to 5.89% on September 30, 1995.

Borrowings
   Borrowings increased by $92.9 million during the current year to total $172.1 million as of September 30, 1995. Borrowings as a percentage of total liabilities increased to 13.51% at the end of 1995 compared to 6.82% in 1994. Borrowings from the FHLB of Atlanta increased $61.4 million while reverse repurchase agreements increased by $31.4 million. The net increase in short-term borrowed funds is attributable to management's strategy in 1995 to utilize borrowings to fund loan growth.
There were no redemptions of the $19.8 million in long-term debt during 1995.
   The Company's average cost of FHLB advances increased from 5.03% at September 30, 1994, to 5.88% at September 30, 1995. The average cost of securities sold under agreements to repurchase increased to 5.89% at September 30, 1995 from 5.20% at September 30, 1994. All of the securities sold under agreements to repurchase mature within three months. Approximately $106.4 million in FHLB advances mature within one year.

Capital Resources

   Average stockholders' equity was $87.0 million during fiscal 1995, a 6.1% increase from the $82.0 million reported in 1994. The primary source of growth in stockholders' equity during 1995 was the retention of net income. The Consolidated Statement of Stockholders' Equity includes detailed changes in stockholders' equity during fiscal 1995. The Company's capital ratio, total capital to total assets, was 6.69% at September 30, 1995 compared to 6.64% at September 30, 1994.
   In January of 1995 the Board of Directors approved a stock repurchase program to acquire up to 250,000 shares of the Company's common stock to be completed by September 30, 1995. During fiscal 1995, approximately 19,900 shares were repurchased through the program at an average price of $15.53. Due to the increase in market price for the Company's stock, shares were not available at attractive prices to complete the repurchase program.
   On September 23, 1993, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The
additional shares were distributed on October 26, 1993.    During
1995, the Company paid out $.56 in dividends per share for a payout ratio of 38.1%, compared with dividends of $.48 and a payout ratio of 25.5% in 1994. On October 26, 1995, the Board of Directors declared a regular quarterly cash dividend of $.16 per common share, an increase of approximately 14.3% from the previous quarter's cash dividend of $.14 per common share.
Office of Thrift Supervision ("OTS") regulations impose limits upon certain "capital distributions" by savings institutions, including cash dividends and payments to repurchase or otherwise acquire an institution's shares. Current regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to "well-capitalized" institutions. Both First Federal and Peoples Federal were "well-capitalized" institutions at September 30, 1995.

Regulatory Capital
   The Associations are required to meet the regulatory capital requirements of the OTS which currently include three measures of capital: a leverage or core capital requirement, a tangible capital requirement and a risk-based capital requirement. Of significant importance, these requirements can be "no less stringent than the standards for national banks." Thrift organizations also must be in compliance with all three capital requirements to comply with the law. Under certain conditions, the OTS may prescribe individual capital requirements for institutions which are more stringent than the minimum leverage, tangible and risk-based capital requirements.
   The present risk-based capital requirement is composed of five risk categories from zero percent for cash to 100 percent for certain types of assets. The present risk-based capital requirement is 8.00% of risk-based assets. First Federal's and Peoples Federal's current risk-based capital ratios of 11.35% and 14.16%, respectively, exceed the 8.00% requirement.
   On September 29, 1992, the OTS issued final rules implementing the prompt corrective action section of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The final rule separates all supervised financial institutions into one of five capital categories: "well-capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized" and specifies what actions the OTS and other banking regulators will take regarding institutions in the lowest capital categories. Under OTS regulations implementing the provisions of FDICIA, the Associations currently meet the capital requirements of the "well-capitalized" category.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity
   The desired level of liquidity for the Company is determined by management in conjunction with the Asset/Liability Committees of each Association. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans and the Committees' assessment of the respective Association's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, securities sold under agreements to repurchase and sales of securities available for sale and loans held for sale.
   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year or less. The Associations have adopted policies in recent years of maintaining liquidity levels well above the requirements. First Federal's average liquidity for 1995 was 7.16%, compared with 9.08% in 1994. Average liquidity of Peoples Federal during 1995 and 1994 was 9.56% and 9.69%, respectively.
   The Company's most stable source of funding is the attraction and retention of deposit accounts, the success of which is based on the strength and reputation of the Associations. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester counties and a growing share of deposits in the Georgetown market. Peoples Federal's deposits are principally obtained in Horry and Florence counties. By continu-ing to promote innovative new products, price competitively and encourage the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering such products as money market funds, annuities and stock and fixed income mutual funds.
   In addition to retail deposits, other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. As a measure of protection, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale.
   During 1995 the Company experienced a net cash outflow from investing activities of $115.7 million, consisting principally of a net increase of $114.4 million in net loans receivable. The Company experienced net cash inflows of $14.7 million from operating activities and $101.9 million from financing activities. Financing activities consisted principally of $61.4 million in net additions to FHLB advances, $31.4 million in net additions to reverse repurchase agreements and increases of $11.4 million from deposits.
   Outstanding commitments for loan originations at September
30, 1995, approximated $27.7 million as compared to $9.1 million at September 30, 1994. In addition, unused lines of credit on equity loans and other consumer loans, credit cards and commer-cial loans amounted to $89.4 million compared with $84.8 million at September 30, 1994. Management anticipates the percentage of funds drawn on existing lines of credit will not increase substantially over levels currently utilized. Funding of undisbursed loans in process of $14.3 million at September 30, 1995, commitments to originate loans and future advances from lines of credit are expected to be provided by amortizations and prepayments of loans, net deposit cash flows and short-term borrowings.

Parent Company Liquidity
   As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. The principal source of funds for the acquisition of Peoples Federal in October 1992 was the issuance of $20.3 mil-lion in senior notes of the Company in September 1992. Potential sources for First Financial's payment of principal and interest on the notes include: (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable investment securities; and (iii) interest on its investment assets. As of September 30, 1995, First Financial had cash reserves and existing marketable securities of $9.7 million.
   The Associations' ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. Such distributions may also depend on the Associations' ability to meet minimum regulatory capital requirements in effect during the period. Current OTS regulations permit institutions meeting certain capital requirements and subject to "normal supervision" to pay out 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval. Both Associations are currently subject to "normal supervision" as to the payment of dividends.

Asset/Liability Management
   Asset/liability management is the process by which the Company constantly changes the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction of change and volatility of market interest rates. Although the net interest income of any financial institution is perceived as being susceptible to fluctuations in interest rates, the Company's management has attempted to minimize that vulnerability. In the future, regulatory capital requirements of all financial institutions will become subject to the inclusion of additional components measured by exposure to interest rate sensitivity.
   The Company, working principally through Asset and Liability Committees of the Associations, has established policies and monitors results to control interest rate sensitivity. Although the Company utilizes measures such as static gap, which is simply the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, just as important a process is the evaluation of how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance sheet mix assumptions.
   Management may adjust the Company's interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding maturities of FHLB advances and other borrowings. The Company's emphasis on adjustable-rate mortgage and consumer lending and other mortgage products is evidenced by the composition of the gross loan portfolio which includes approximately 67% of adjustable-rate loans and mortgage-backed securities.
   The following table sets forth in summary form the repricing attributes of the Company's interest-earning assets and interest-bearing liabilities. The time periods in the table represent the time before an asset or liability matures or can be repriced. First Financial's one year cumulative gap declined to a negative
 .06% of assets at September 30, 1995 from a positive gap of 12.94% of assets at September 30, 1994. A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would increase if market rates increased. A negative gap would suggest the reverse. Because adjustments to interest rates on adjustable-rate loans and mortgage-backed securities tend to lag changes in market rates, the benefit attributed to a positive gap in a rising rate environment and a negative gap in a declining rate environment will be experienced over a longer period of time depending on how fast the indices rise or fall and the frequency of repricing of the assets. The Company also has a significant portion of its adjustable-loan portfolio indexed to various cost of funds indices, which tend to lag the market to a greater extent than Treasury-related indices. The Company generally considers plus or minus 10% of assets to be its preferred gap position. The Company extended maturities of interest-earning assets through retention of more fixed-rate loans in 1995, which reduced its positive one year gap from $161.0 million at September 30, 1994 to a negative gap of $853 thousand as of September 30, 1995.
   The interest sensitivity gap is only a general indication of interest rate sensitivity. Consequently, the table below is only a simplistic measure of the Company's asset/liability structure. It does not consider the impact of early loan repayments on interest sensitivity. It also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and life interest rate adjustments and also the type of index utilized. The Company presently does not utilize the purchase of derivative products in its asset/liability management program.

Interest Rate Sensitivity Analysis at September 30, 1995

                                                    Interest Rate Sensitivity Period
                                                                   13 months     Over
                                 3 Months   4-6 Months 7-12 Months  2 Years    2 Years      Total
                                                     (dollar amounts in thousands)
Interest-earning assets:
  Loans<F1>                      $273,658   $ 199,851   $293,324   $ 37,332   $288,538   $1,092,703
  Mortgage-backed securities       21,034       2,349     26,168                51,575      101,126
  Interest-earning deposits
     and investments               36,042       8,582     13,881     19,956     45,392      123,853
Total interest-earning assets     330,734     210,782    333,373     57,288    385,505    1,317,682
Interest-bearing liabilities:
  Deposits:
     Checking accounts<F2>          8,753       8,753     17,506     19,076     40,537       94,625
     Savings accounts<F2>           5,338       5,337     10,675     17,720     86,518      125,588
     Money market accounts        117,428       3,395      6,791        397      3,214      131,225
     Certificate accounts         217,276     150,359    173,181     71,153     88,382      700,351
  Total deposits                  348,795     167,844    208,153    108,346    218,651    1,051,789
  Borrowings                      127,450      18,500      5,000                21,170      172,120
Total interest-bearing
  liabilities                     476,245     186,344    213,153    108,346    239,821    1,223,909
Current period gap              $(145,511)  $  24,438   $120,220   $(51,058)  $145,684   $   93,773
Cumulative gap                  $(145,511)  $(121,073)  $   (853)  $(51,911)  $ 93,773
Percent of total assets            (10.66)%     (8.87)%     (.06)%    (3.80)%     6.87%


Assumptions:
<F1> Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules.  Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date.
<F2> Interest-bearing checking accounts and savings accounts are assumed to reprice in periods estimated by the Company's principal regulator, the OTS.  Decay rates for savings accounts approximate 17% in the first year and 14% in the second year.  Decay rates for checking accounts approximate 37% in the first year and 20% in the second year.

RESULTS OF OPERATIONS

Net Interest Income
  The following table contains information relating to the Company's weighted average yield on assets and weighted average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. Tax exempt interest income is not significant and the table is not presented on a tax equivalent basis.

Average Yields and Rates
                                               For the Year Ended September 30,
                                            1995    1994     1993     1992     1991

Loans                                       7.84%   7.53%    8.14%    9.44%    10.42%
Mortgage-backed securities                  7.09    7.01     7.80     8.44      8.31
Interest-earning deposits and investments   6.05    4.72     4.55     6.04      7.51
Total interest-earning assets               7.06    7.17     7.77     9.16     10.12

Deposits                                    4.48    3.79     4.12     5.66      6.94
Borrowings                                  6.50     6.19    6.26     6.37      7.85
Total interest-bearing liabilities          4.69     3.96    4.38     5.80      7.17

Gross interest margin                       2.91%    3.21%   3.39%    3.36%    2.95%
Net yield on earning assets                 3.16%   3.42%    3.56%    3.65%    3.31%

   The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Net interest income declined 2.9% in fiscal 1995 compared with fiscal 1994. Net interest income totaled $39.7 million compared to $40.9 million for the prior year. The Company's net yield on average interest-earning assets for the year ending September 30, 1995 declined to 3.16% from 3.42% during fiscal 1994 while the gross interest margin declined to 2.91% for the current year compared with 3.21% in the prior year. The gross interest margin is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. The net interest margin is calculated by dividing net interest income by total average interest-earning assets. Contraction of the Company's net interest margin in fiscal 1995 resulted from a greater increase in the Company's average cost of funds than in its average yield on earning assets. Growth in earning assets served to offset some of the decline in net interest income attributable to rate differences between 1995 and 1994.
   In fiscal 1994, net interest income dropped by $2.8 million from fiscal 1993 levels. Declines in average yields of interest-earning assets outpaced declines in the average costs of interest-bearing liabilities. As actions taken by the Board of Governors of the Federal Reserve System ("Federal Reserve") led to increased interest rates during the latter half of 1994, the average cost of interest-bearing liabilities leveled off and then began to rise, while the average yields on earning assets continued to decline slightly. The Company attributes this continued decline in earning asset yields during 1994 to its use of cost of funds indices on mortgage loans which tend to lag changes in market interest rates.
   As evidenced by trends in 1995, cost of funds indices used to reprice adjustable rate loans increased from levels one year ago, while other market interest rates declined slightly. The Fourth District Cost of Funds increased from 3.98% on September 30, 1994 to 5.07% on September 30, 1995. The one year Constant Maturity Treasury, the most prevalent adjustable-rate residential mortgage loan index, declined from 5.92% on September 30, 1994 to 5.69% on September 30, 1995. First Federal's primary residential adjustable-rate loan products since the early 1980s have been indexed to various cost of funds indices. In the second quarter of fiscal 1995, First Federal changed its primary adjustable-rate loan products to the One Year Constant Maturity Treasury index. The OTS recently sought comment from institutions on the continued reporting of cost of funds indices. Management decided to change its index after determining that uncertainty exists over the future viability of the index as well as its continuation as an index which closely parallels First Federal's own internal cost of funds.
   Management expects some stabilization in its average cost of deposits and borrowings, with the potential for short-term improvements in asset yields due to the lagged nature of cost of funds indices. Thus, the gross interest margin is not expected in the short-term to continue to decline to the extent experienced in 1995 and 1994. As illustrated in the preceding table, the average yield on interest-earning assets increased by
 .43% during fiscal 1995 while the average cost of interest-bearing liabilities increased by .73%, resulting in an overall decline in the gross margin of .30% to 2.91%.
   Changes in net interest income result from several factors, the most important of which are the changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and the management of the balance sheet's interest rate sensitivity.
   The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and the change due to rate.

Rate/Volume Analysis

                                      1995 versus 1994                1994 versus 1993
                                     Increase (Decrease)             Increase (Decrease)
                                Due to                         Due to
                                Volume     Rate       Net      Volume       Rate       Net
(dollar amounts in thousands)
Interest income:
  Loans                         $4,427   $ 3,178   $ 7,605    $(1,404)    $(5,945)   $(7,349)
  Mortgage-backed securities       719        75       794     (2,552)       (940)    (3,492)
  Investment securities            675       735     1,410        997        (203)       794
  Other interest-earning assets   (865)      907        42         (5)        297        292
Total interest income            4,956     4,895      9,851    (2,964)     (6,791)    (9,755)

Interest expense:
  Deposit accounts
       Checking accounts            69       (83)       (14)       184       (596)      (412)
       Savings accounts           (661)      (16)      (677)       756     (1,006)      (250)
    Money market accounts         (430)    1,185        755       (503)      (462)      (965)
    Certificate accounts         2,359     5,508      7,867       (477)    (1,133)    (1,610)
  Total deposits                 1,337     6,594      7,931        (40)    (3,197)    (3,237)
  Borrowings                     2,927       181      3,108     (3,566)      (138)    (3,704)
Total interest expense           4,264     6,775     11,039     (3,606)    (3,335)    (6,941)
Net interest income             $  692   $(1,880)   $(1,188)   $   642    $(3,456)   $(2,814)

  Comparing 1995 and 1994, the decline of $1.2 million in net interest income was primarily attributable to an increase of $6.8 million in total interest expense during the year as a result of higher average rates paid for deposits and borrowings, with only an improvement of $4.9 million in interest income due to an increase in the average yield on interest-earning assets.
  As the above table illustrates, during 1994 the decline of $2.8 million in net interest income was primarily attributable to a reduction of $6.8 million in total interest income as a result of lower average yields on interest-earning assets, which was only partially offset by a decline of $3.3 million in total interest expense due to lower average costs of interest-bearing liabilities.

Provision for Loan Losses
  The provision for loan losses is a charge to earnings in the current period to maintain the allowance at an adequate level.
In fiscal 1995, the Company's provision expense was $451 thousand compared with $1.1 million in the prior year. The provision was lower because of a significant reduction in net loan charge-offs and a decline in balances in certain segments of the loan portfolio against which higher reserve allocations are typically maintained. Total loan loss reserves as of September 30, 1995 and 1994 were $10.6 million and $10.7 million, respectively. The level of loan loss reserves as of September 30, 1995, equates to
19.6 times net charge-offs in fiscal 1995 and 8.0 times average net charge-offs in the last three fiscal years.

Other Income
  Another strategic initiative of the Company is improved non-interest income. Management recognizes that an increase in non-interest revenues is a priority in the highly competitive environment facing financial institutions today. Checking and other deposit account fees increased 11.9% and totaled $4.0 million in fiscal 1995. In the year ended September 30, 1994, checking and deposit account fees increased 17.1%, totaling $3.5 million.
  During fiscal 1994, other income included a gain on trading securities of $1.1 million on Regal Cinemas common stock. The Regal Cinemas stock was obtained in exchange for the common stock of Litchfield Theatres, which had been received by Peoples
Federal after Litchfield filed for bankruptcy protection.   The
Litchfield Theatres stock did not have an active market prior to its acquisition by Regal Cinemas. The sale occurred in July 1994. The Regal Cinemas stock was the only trading security recorded on the Company's books during fiscal 1994. Net gains on sales of investment securities totaled $102 thousand in 1995.
  Loan servicing fee income declined $177 thousand and $226 thousand, respectively, during fiscal 1995 and 1994, primarily as a result of lower balances of loans serviced. The Company currently services $230.2 million in loans with capacity to add additional servicing assets. However, the Company's current strategy does not include any significant increase in balances of serviced loans.
  Commissions on sales of insurance products improved 30.0% during 1995, increasing $355 thousand. During 1995 the Magrath Insurance Agency, a subsidiary of Peoples Federal, purchased an agency in Lake City, South Carolina. In July of 1995, Magrath also purchased the Adams Insurance Agency, which had been previously owned by Charleston Financial Services, a subsidiary of First Federal. This consolidation as well as the additional purchase in 1995 are expected to improve efficiency at the agency and enhance future business opportunities.
  In the last quarter of 1995, the Company added to its sources of revenue the operation of Link Investment Services, Inc., a full service brokerage subsidiary, established to offer alternative investment products such as annuities and stock and fixed income or bond mutual funds to customers. Operations of Link Investment Services did not add significantly to revenues in 1995. Future plans include the expansion of Link Investment Services to several other locations.
  Real estate operations, net, produced losses of $196 thousand, $348 thousand and $3.1 million in fiscal 1995, 1994 and 1993, respectively. The Company has no investments in real estate and results are indicative of net operating expenses related to the acquisition of real estate owned and to increased write-downs taken to encourage early sale of these properties. The general level of problem assets has declined significantly during the past five years as indicated under "Asset Quality" above. Real estate owned, including in-substance foreclosures, totaled $5.8 million at September 30, 1995 compared with $6.1 million and $10.7 million at September 30, 1994 and 1993, respectively. Management believes that real estate owned at September 30, 1995, is properly valued at fair value less estimated selling costs.

General and Administrative Expenses
  In the more competitive financial services market of recent years, management has recognized the importance of controlling non-interest expense to maintain and improve profitability. Management also recognizes that there are operational costs which continue to increase as a result of the present operating climate for regulated depository institutions. The following table compares the components of the Company's general and administrative expenses and total expenses as a percent of average assets. This measurement, commonly used to compare the operating efficiency of financial institutions, has increased steadily over the past several years. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems and sophisticated marketing efforts. The Company's strategic plan includes objectives for reducing the ratio of operating expenses to average assets. Although expenses prior to fiscal 1993 are not comparable due to the acquisition of Peoples Federal, the percentage of general and administrative costs to average assets as shown in the following table for the components of operating expenses is helpful in understanding activity for the periods indicated.

Comparison of General and Administrative Expenses

                                    Year Ended September 30,
                                   1995            1994            1993            1992            1991
                                    % Average       % Average       % Average       % Average       % Average
                              Amount Assets   Amount Assets   Amount Assets   Amount Assets   Amount Assets
                                                      (dollar amounts in thousands)
Salaries and employee
  benefits                   $17,542  1.34%  $16,726  1.36%  $15,686  1.22%  $10,184  1.03%  $ 9,587  1.00%
Occupancy costs                3,040   .23     2,745   .22     2,616   .20     1,940   .20     1,897   .20
Marketing                      1,013   .08     1,156   .09     1,039   .08     1,093   .11       905   .09
Depreciation, amortization,
  rental and maintenance
  of equipment                 2,422   .19     2,223   .18     2,171   .17     1,738   .18     1,676   .18
FDIC insurance premiums        2,503   .19     2,558   .21     2,381   .19     1,583   .16     1,403   .15
Other                          6,904   .53     6,943   .56     6,852   .53     5,378   .54     4,632   .48

Total general and
  administrative expenses    $33,424  2.56%  $32,351  2.62%  $30,745  2.39%  $21,916  2.22%  $20,100  2.10%

As a percent of average assets
  and assets serviced for others      2.16%           2.16%           1.99%           2.00%           1.94%

  General and administrative expenses for fiscal 1995 totaled $33.4 million, an increase of $1.1 million, or 3.3% from fiscal 1994. Salaries and employee benefits, the largest component of general and administrative expenses, totaled $17.5 million, and increased 4.9% over fiscal 1994. In 1995, salary and benefit expenses were higher due to normal annual merit wage adjustments and higher health insurance costs for staff. Salaries and employee benefits comprised over 52% of total general and administrative expenses of the Company in 1995. Management recognizes that the long-term stability and profitability of the Company are due in part to the loyalty and dedication of a superior staff with much longer than average tenure when compared
with other competing financial institutions.   Since January of
1991, the Company has funded its health benefit programs through self-insurance. Although this option reduced employee benefit costs during the initial years, higher claims experience over the past two years has resulted in higher costs for the Company. The Company has studied various alternatives, particularly managed health care systems, and expects to outsource these services effective January 1, 1996.
  Occupancy costs increased by $295 thousand, or 10.7%, during fiscal 1995. Additional space was leased in stages in fiscal 1994 to expand First Federal's Operations Center to accommodate the consolidation of all back-office functions of this subsidiary into one location. Management feels that the consolidation, which was completed late in fiscal 1994, resulted in significant improved efficiencies and enhanced customer service during 1995 and was a major catalyst for staff reductions. Vacated space in First Federal's home office in historic downtown Charleston was renovated in 1995 and approximately 18,000 square feet leased in late 1995. Revenues of approximately $204 thousand will be generated from lease income in fiscal 1996.
  Equipment expenses also increased $199 thousand, or approximately 9.0%, from levels in fiscal 1994. Included are expenses related to depreciation, rental and maintenance of equipment. Growth in expenses is attributable to higher capital investments in equipment in 1995 and 1994. A major undertaking in fiscal 1996 will be the selection of a new branch automation system. A new system is expected to be installed and operational by the final quarter of fiscal 1996.
  Federal Deposit Insurance Corporation ("FDIC") insurance premiums were stable in 1995 and 1994 with dollar amounts indicative of assessable balances on the dates used for premium assessments. Both Associations are currently assessed at a rate of $.23 per $100 in deposit balances, which is the lowest premium rate in the FDIC's risk-based insurance assessment system for SAIF-insured institutions. Insurance premiums for banks with deposits insured by the BIF were reduced August 8, 1995, with well-capitalized banks paying $.04 per $100 in deposit balances, substantially lower that SAIF rates. On November 14, 1995, the FDIC again revised the premium schedule for BIF-insured banks, reducing premiums to zero for well-capitalized banks. As explained under "Recapitalization Proposal," if a compromise budget reconciliation bill passes as expected, deposit insurance premiums for First Federal and Peoples Federal could drop to comparable BIF rates as early as January 1, 1996, but only after the payment of approximately of 80 basis points to recapitalize the SAIF.
  Fiscal 1994 general and administrative expenses increased $1.6 million compared with fiscal 1993. Salaries and employee benefits increased $1.0 million, or 6.6% from levels in 1993. Salary and benefit costs increased due to normal annual merit wage adjustments, an increase of seven full-time equivalent employees and the inclusion of Peoples Federal's employees in the profit-sharing and 401(k) programs for a full year. FDIC insurance premiums increased due to increased deposit balances on the dates used for premium assessments.

Adoption of SFAS 109
  In the first quarter of fiscal 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." First Financial had previously adopted SFAS No. 96, the prior accounting standard for income taxes, in fiscal 1988. As a result of the adoption of SFAS 109, income of $1.6 million, or $.25 per share, was recorded as the cumulative adjustment related to the adoption. Peoples Federal's cumulative net deferred tax asset of approximately $4.5 million was offset by a 100% valuation allowance due to Peoples Federal's past operating experience and higher level of problem assets. The valuation allowance has been reduced in subsequent periods based on the establishment of profitable operations at Peoples Federal, reduced levels of problem assets and improved interest rate risk.

Income Tax Expense
  Income taxes totaled $5.2 million or 35.9% of pre-tax income during 1995 compared to $4.1 million or 25.6% of pre-tax income during 1994. In 1993, the effective rate was 23.6%, dropping from 38.3% in 1992. The lower effective income tax rate in fiscal 1994 and 1993 resulted from the reduction of the deferred tax asset valuation allowance at Peoples Federal due to Peoples Federal's positive operating results and the positive impact of the adoption of SFAS 109. The effective tax rate in future periods is expected to approximate 36%.

RECAPITALIZATION PROPOSAL

  The SAIF, which was created six years ago following the collapse of the Federal Savings and Loan Insurance Corporation, has not met its statutorily required reserve level of 1.25% of deposits. The BIF, in contrast, has now reached the 1.25% reserve level and as a result, institutions insured by the BIF are now paying reduced insurance premiums which range from $.00 to $.27 per $100 in deposits, with an average rate of $.0043 cents per $100. The current deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the recently implemented BIF reduction places SAIF-insured institutions at a competitive disadvantage due to higher premium costs and could ultimately weaken the financial condition of the SAIF by leading to a shrinkage in its deposit base.
  In hearings beginning in the Summer of 1995, the FDIC and other major banking regulatory agencies pushed for Congressional action, which ultimately led to the inclusion of banking-related issues in bills passed by the United States House of Representatives and the Senate as part of the budget reconciliation process. Each bill contains provisions that will require SAIF-insured institutions to pay a one-time special assessment on deposits to increase the SAIF's reserves and provides for pro rata sharing by all federally insured institutions of the obligation, now borne solely by SAIF-insured institutions, to pay interest on bonds that were issued to resolve failed savings institutions. Portions of the bills and other proposals would also enact further changes, including merger of the SAIF and the BIF, elimination of the separate federal thrift charter and other provisions intended to combine the savings and banking industries. Such provisions raise significant questions such as the amount and timing of any special assessment and whether the investment and operating powers of thrifts and thrift holding companies and current capital rules applicable to such entities will be conformed to those applicable to banks and bank holding companies.
  The work of the House/Senate conferees may continue for some time with certain of the banking-related issues potentially being delayed. The charter issues will likely be addressed by Congress next year and the Company is unable to predict the effects that such developments would have on the Company's future operations.
     The Company, however, is able to provide information on the potential impact of a special one-time assessment. Conferees to date have often mentioned the assessable deposits as of March 31, 1995 as the base expected to be used in calculating a special assessment. First Federal's and Peoples Federal's assessable deposit base at March 31, 1995, totaled $783.5 million and $284.1 million, respectively. Based on an estimated one-time assessment of 80 basis points, the special premium would total $6.3 million and $2.3 million, respectively, for First Federal and Peoples Federal. Using the Company's effective tax rate in fiscal 1995 and assuming the deductibility of the expense, an after-tax combined charge of $5.5 million would result. If deposit premium rates for thrifts are reduced to those of the BIF, as is currently proposed in both bills, after-tax net income would improve annually by approximately $1.6 million.

REGULATORY AND ACCOUNTING ISSUES

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution and to take such assessments into consideration in reviewing applications with respect to branches, mergers, other business combinations and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such applications and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." Both First Federal and Peoples Federal were rate "outstanding" in their most recent CRA examinations.
  The federal banking agencies have jointly revised CRA regulations in an effort to emphasize performance, rather than documentation of CRA compliance. The revision eliminates the existing regulation's twelve assessment factors and substitutes a performance-based evaluation system. Assessments will consider community demographics, characteristics and needs; information about the institution's capacity and constraints, product offerings and business strategy; data on the institution's prior performance; and data on the performance of similarly-situated lenders. The agencies, rather than the institution, will develop the assessment context for each institution. Particular attention will be paid to an institution's record of helping to meet credit needs in low- and moderate-income areas.
Institutions and affiliates of holding companies with at least $250 million in assets will be assessed by lending, service and investment tests, with more weight given to lending performance.
  In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost of fair value, leases and debt securities. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. In October 1994, FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS 114. SFAS 118 also requires disclosure of certain information about the recorded investment in impaired loans and how the creditor recognizes interest income related to impaired loans.
  SFAS 114 requires that impaired loans that are within its scope be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 are effective for financial statements issued for fiscal years beginning after December 15, 1994. The Company does not anticipate any significant change from its present accounting practices related to problem assets upon adoption of SFAS 114 and SFAS 118 effective October 1, 1995. Management does not believe the adoption of this statement will have a material adverse effect on the Company.
  On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Mortgage Banking Activities." This rule allows financial institutions to capitalize servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to this rule, originated mortgage servicing rights were generally accorded off-balance-sheet treatment. While the rule is to be applied prospectively, financial institutions may apply the new accounting to mortgage loans that were originated and sold in fiscal years or interim periods for which financial statements or information has not been issued. All financial institutions will be required to adopt the rule after December 15, 1995. It is the Company's intent to adopt SFAS No. 122 on October 1, 1995.
  The FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," in October 1995. This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees.
  A new method of accounting for stock-based compensation arrangements with employees is established by SFAS 123. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion 25. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities are allowed (1) to continue to use the APB Opinion 25 method or (2) adopt the SFAS 123 fair value based method. The selected method would apply to all of an entity's compensation plans and transactions.
  SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted at issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Company has not determined the impact of adopting SFAS 123.
  The FASB issued on October 24, 1995, a proposed statement of financial accounting standards "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB's objective is to develop consistent accounting standards for those transactions, including determining when financial assets should be considered sold and derecognized from the statement of financial position and when related revenues and expenses should be recognized. The approach focuses on analyzing the components of financial asset transfers and requires each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. In its present form, the proposed statement will have minimal impact on the accounting practices of the Company.
  On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that would permit an enterprise to reassess the appropriateness of the classifications of all securities held upon the initial adoption of the Special Report provided that such reassessment and any resulting reclassification is completed no later than December 31, 1995. Any reclassifications from the held to maturity category resulting from this one-time reassessment will not call into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company is evaluating its investment position with respect to securities classified as held to maturity in light of this special provision.

Impact of Inflation and Changing Prices
  The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time because of inflation.
  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation. The Company is committed to continue its efforts to manage the gap between its interest-sensitive assets and interest-sensitive liabilities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,
                                              1995        1994
                                        (dollar amounts in thousands)
ASSETS
Cash and cash equivalents                                      $   24,486  $   23,568
Investment securities held to maturity
  (market value of $68,687 and $66,974)                            68,154      67,997
Investment securities available for sale, at fair value            39,831      37,897
Investment in capital stock of Federal Home Loan Bank, at cost     11,982      11,982
Loans receivable, net                                           1,080,746     960,532
Mortgage-backed securities held to maturity (market value
  of $18,844 and $22,291)                                          18,361      22,483
Mortgage-backed securities available for sale, at fair value       82,765      83,137
Accrued interest receivable--loans                                  6,868       5,820
Accrued interest receivable--mortgage-backed securities               741         761
Accrued interest receivable--investment securities                  1,666       1,281
Office properties and equipment, net                               15,058      14,229
Real estate and other assets acquired in settlement of loans        5,764       6,124
Other assets                                                        8,926       8,459
Total assets                                                   $1,365,348  $1,244,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                             $1,074,313  $1,062,995
  Advances from Federal Home Loan Bank                            107,853      46,406
  Securities sold under agreements to repurchase                   44,504      13,098
  Long-term debt                                                   19,763      19,763
  Advances by borrowers for taxes and insurance                     6,872       5,864
  Outstanding checks                                                8,187       6,080
  Other                                                            12,447       7,392
Total liabilities                                               1,273,939   1,161,598

Commitments and contingencies (Note 16)

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000 shares--
    none issued
  Common stock, $.01 par value, authorized 12,000,000 shares, issued 6,884,438 and 6,822,574 shares at
    September 30, 1995 and 1994, respectively                          69          68
  Additional paid-in capital                                       23,776      23,237
  Retained income, substantially restricted                        72,814      67,098
  Unrealized net gain (loss) on securities available for sale,
    net of income tax                                                 (74)     (2,872)
  Treasury stock at cost, 578,534 shares and 558,214 shares
    at September 30, 1995 and 1994, respectively                   (5,176)     (4,859)
Total stockholders' equity                                         91,409      82,672
Total liabilities and stockholders' equity                     $1,365,348  $1,244,270

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Year Ended September 30,
                                               1995      1994      1993
                                             (dollar amounts in thousands,
                                               except per share amounts)
INTEREST INCOME
  Interest on loans                           $80,434   $72,829   $80,178
  Interest on mortgage-backed securities        7,324     6,530    10,022
  Interest and dividends on investment
    securities                                  5,314     3,904     3,110
  Other                                         2,431     2,389     2,097
Total interest income                          95,503    85,652    95,407
INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                1,857     1,871     2,283
    Passbook, statement and other accounts      3,777     4,454     4,704
    Money market accounts                       5,060     4,305     5,270
    Certificate accounts                       36,947    29,080    30,690
  Total interest on deposits                   47,641    39,710    42,947
  Interest on FHLB advances                     4,674     2,980     6,066
  Interest on securities sold under
    agreements to repurchase                    1,626       212       788
  Interest on long-term debt                    1,853     1,853     1,895
Total interest expense                         55,794    44,755    51,696
NET INTEREST INCOME                            39,709    40,897    43,711
Provision for loan losses                         451     1,097     3,700
Net interest income after provision
  for loan losses                              39,258    39,800    40,011

OTHER INCOME
  Net gain (loss) on sale of loans                  9       (62)    1,103
  Gain on investment securities                   102     1,059
  Loan servicing fees                           1,217     1,394     1,620
  Service charges and fees on deposit
    accounts                                    3,950     3,529     3,014
  Commissions on insurance                      1,539     1,184     1,187
  Real estate operations, net                    (196)     (348)   (3,121)
  Other                                         1,954     1,925     1,690
Total other income                              8,575     8,681     5,493

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits               17,542    16,726    15,686
  Occupancy costs                               3,040     2,745     2,616
  Marketing                                     1,013     1,156     1,039
  Depreciation, amortization, rental and
    maintenance of equipment                    2,422     2,223     2,171
  FDIC insurance premiums                       2,503     2,558     2,381
  Other                                         6,904     6,943     6,852
Total general and administrative expenses      33,424    32,351    30,745
Income before income taxes and cumulative
  effect of change in accounting principle     14,409    16,130    14,759
Income tax expense                              5,171     4,125     3,481
Income before cumulative effect of change
  in accounting principle                       9,238    12,005    11,278
Cumulative effect of change in accounting
  principle                                                         1,584
NET INCOME                                    $ 9,238   $12,005   $12,862

Income per common share before cumulative
  effect of change in accounting principle    $  1.47   $  1.88   $  1.77
Cumulative effect of change in accounting
  principle                                                           .25
NET INCOME PER COMMON SHARE                   $  1.47   $  1.88   $  2.02

Cash dividends per common share               $   .56   $   .48   $   .34

Weighted average shares outstanding             6,286     6,372     6,371

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Unrealized
                                                                 Net Gain
                                                                (Loss) on
                                                                Securities
                                            Additional           Available
                                    Common   Paid-in   Retained  for Sale,      Treasury Stock
                                     Stock   Capital    Income      Net    Shares   Amount     Total
                                                     (dollar amounts in thousands)
Balance, September 30, 1992           $67    $22,654   $47,463               362   $(1,870)   $68,314
  Common stock issued pursuant to
    stock option and employee
    benefit plans                       1        340                                              341
  Cash dividends ($.34 per share)                       (2,166)                                (2,166)
  Treasury stock purchased                                                     7       (80)       (80)
  Unrealized net gain on securities
    available for sale, net of
    income tax upon adoption                                       $1,275                       1,275
  Net income                                            12,862                                 12,862
Balance, September 30, 1993            68     22,994    58,159      1,275    369    (1,950)    80,546
  Common stock issued pursuant to
    stock option and employee
    benefit plans                                243                                              243
  Cash dividends ($.48 per share)                       (3,066)                                (3,066)
  Treasury stock purchased                                                   189    (2,909)    (2,909)
  Change in unrealized net gain
    (loss) on securities available
    for sale, net of income tax                                    (4,147)                     (4,147)
  Net income                                            12,005                                 12,005
Balance, September 30, 1994            68     23,237    67,098     (2,872)   558    (4,859)    82,672
  Common stock issued pursuant to
    stock option and employee
    benefit plans                       1        539                                              540
  Cash dividends ($.56 per share)                       (3,522)                                (3,522)
  Treasury stock purchased                                                    20      (317)      (317)
  Change in unrealized net gain
    (loss) on securities available
    for sale, net of income tax                                     2,798                       2,798
  Net income                                             9,238                                  9,238
Balance, September 30, 1995           $69   $ 23,776   $72,814     $  (74)   578   $(5,176)   $91,409

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended September 30,
                                                1995        1994      1993
                                             (dollar amounts in thousands)
OPERATING ACTIVITIES
Net income                                   $  9,238    $ 12,005   $ 12,862
Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation                                  1,807       1,621      1,524
  (Gain) loss on sale of loans, net                (9)         62     (1,103)
  (Gain) loss on sale of investments, net        (102)                     3
  Gain on trading securities                               (1,059)
  Loss on sale of property and equipment, net      29          19         25
  Gain on sale of real estate owned, net         (154)       (374)      (507)
  Amortization of unearned discounts/premiums
    on investments, net                             4         (18)        98
  Decrease in deferred loan fees and discounts   (817)       (666)      (492)
  (Increase) decrease in receivables and
    prepaid expenses                           (1,990)     (1,671)     2,161
  Provision for loan losses                       451       1,097      3,700
  Write downs of real estate acquired in
    settlement of loans                           155         362      2,763
  Increase (decrease) in deferred taxes         1,903      (1,352)    (2,027)
  FHLB stock dividends                                       (296)      (625)
  Proceeds from sales of loans held for sale    1,501      79,202     63,196
  Origination of loans held for sale           (1,501)    (63,794)   (74,228)
  Increase in accounts payable and accrued
    expenses                                    3,833         781      3,676
  Cumulative effect of change in accounting
    principle                                                         (1,584)
  Amortization of discount on long-term debt      126         126        125
  Amortization of purchase accounting
    adjustments, net                              216        (114)      (297)
Net cash provided by operating activities      14,690      25,931      9,270

INVESTING ACTIVITIES
Proceeds from maturity of investments held
  to maturity                                  19,593      29,988     25,387
Proceeds from maturity of investments
  available for sale                                        2,502
Proceeds, at par, of redemption of mutual funds
  available for sale                            1,900       5,000
Principal collected on investments held to
  maturity                                      1,792         328        641
Proceeds from sales of investments held to
  maturity                                      3,999                  5,991
Proceeds from sales of investments available
  for sale                                      7,303       2,999
Proceeds from sales of trading securities                   1,178
Purchases of investments held to maturity     (23,224)    (36,640)   (83,848)
Purchases of investments available for sale    (9,227)    (14,858)
Purchases of mutual funds available for sale   (3,525)     (4,000)
(Increase) decrease in loans, net            (114,357)    (13,200)    30,967
Net (increase) decrease in credit card
  receivables                                  (1,031)       (762)       200
Proceeds from sales of mortgage-backed
  securities, available for sale                1,162
Repayments on mortgage-backed securities       12,311      40,567     49,983
Purchases of mortgage-backed securities
  available for sale                           (5,744)    (45,254)
Purchase of loans and loan participations      (6,655)         (8)
Proceeds from the sales of real estate owned    2,656       4,435     13,101
Net purchase of office properties and
  equipment                                    (2,665)     (1,829)    (1,553)
Increase in cash from Peoples Federal
  acquisition                                                          3,694
Net cash provided by (used in) investing
  activities                                 (115,712)    (29,554)    44,563

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
                                                  Year Ended September 30,
                                                1995        1994      1993
                                               (dollar amounts in thousands)
FINANCING ACTIVITIES
Net increase (decrease) in NOW, passbook
  and money market fund accounts              (29,512)    (13,281)    30,149
Net increase Net increase (decrease) in
  certificates of deposit                      40,890      25,300     (6,186)
Proceeds from FHLB advances                   232,000      45,500      6,000
Repayment of FHLB advances                   (170,553)    (82,000)   (41,600)
Net purchase (repurchase) of securities
  sold under agreements to repurchase          31,406       9,146    (52,472)
Increase in escrow accounts                     1,008         117        541
Proceeds from sale of common stock                540         243        341
Dividends paid                                 (3,522)     (3,066)    (2,166)
Treasury stock purchased                         (317)     (2,909)       (80)
Redemption of senior notes                                              (487)
Net cash provided by (used in) financing
  activities                                  101,940     (20,950)   (65,960)
Net increase (decrease) in cash and cash
  equivalents                                     918     (24,573)   (12,127)
Cash and cash equivalents at beginning of
  period                                       23,568      48,141     60,268
Cash and cash equivalents at end of period   $ 24,486    $ 23,568   $ 48,141
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                 $ 54,221     $44,858   $ 52,566
    Income taxes                                4,631       6,253      3,954
  Loans foreclosed or insubstance foreclosed    3,517       3,248     10,004
  Loans securitized into mortgage-backed
    securities                                                         7,466
  Unrealized net gain (loss) on securities available
    for sale, net of income tax                 2,798      (4,147)     1,275
  Transfers of securities held to maturity to
    available for sale                                                92,644
  Assets acquired from Peoples Federal,
    including cash of $3,694                                         324,581
  Liabilities assumed from Peoples Federal                           324,581

See accompanying notes to consolidated financial statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(All Dollar Amounts, Except Per Share And Where Otherwise
Indicated, In Thousands.)


1.   Summary of Significant Accounting Policies
  First Financial Holdings, Inc. ("First Financial" or the
"Company") is incorporated under the laws of the State of Delaware and became a multiple savings and loan holding company upon the acquisition of Peoples Federal Savings and Loan
Association ("Peoples Federal") on October 9, 1992. Prior to that date, First Financial was a unitary savings and loan holding company with First Federal Savings and Loan Association of
Charleston ("First Federal") as its only subsidiary.

Consolidation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First Federal and Peoples Federal (together, the "Associations"). The Company's consolidated financial statements also include the assets and liabilities of service corporations wholly-owned by the Associations, two of which are currently active. Charleston Financial Services, Inc., is primarily engaged in data processing consulting, the sale of computer output microfiche services and related equipment and the operation of Link Investment Services, Inc. Magrath Insurance Agency, Inc., is a property and casualty insurance agency with offices in Florence, Conway, Lake City and Charleston. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Debt and Equity Securities
  The Company's investments in debt securities principally consist of U.S. Treasury securities and mortgage-backed securities purchased by the Company or created when the Company exchanges pools of loans for mortgage-backed securities. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 as of September 30, 1993. In accordance with SFAS 115, the Company classifies its investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.
  Debt securities are designated as held to maturity if the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income in the Consolidated Statements of Operations.
  Debt and equity securities that are purchased and held principally for the purpose of selling in the near term are reported as trading securities. Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.
  The Company classifies debt and equity securities as available for sale when at the time of purchase it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity.
  Securities designated as available for sale are recorded at market value. Changes in the market value of debt and equity securities available for sale are included in shareholders' equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statement of Operations of the Company. Realized gains or losses on available for sale securities are computed on the specific identification basis.

Fair Value of Financial Instruments
  The Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," in December 1991. SFAS 107 requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts represented do not represent the underlying value of the Company.

Securities Sold Under Agreements to Repurchase
  The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

Loans Receivable and Loans Held for Sale
  The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan offering for portfolio lending purposes. The Company's consumer loans include lines of credit, auto loans, marine loans, mobile home loans and loans on various other types of consumer products. The Company also makes shorter term commercial business loans oecured basis.
  Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the interest method.
  Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is ninety days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt.
  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. There were no loans held for sale at year end 1995 or 1994.

Allowance for Loan Losses
  The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to related allowances and all recoveries are credited to the allowances. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowances are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Allowances for loan losses are subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

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

Real Estate
  Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.
  The Company records loans as in-substance foreclosures, if the borrower has little or no equity in the collateral based upon its current fair value; proceeds for repayment of the loan can be expected to be generated only through the operation or sale of the collateral; and the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but, because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are included in real estate and other assets acquired in settlement of loans in the accompanying Consolidated Statements of Financial Condition and are accounted for as real estate acquired through foreclosure. In-substance foreclosures amounted to approximately $2,621 and $2,834 at September 30, 1995 and 1994, respectively.

Long-term Debt
  The costs of issuing the senior notes were capitalized and are being amortized on the straight-line method over the term of the notes, which is ten years.

Income Taxes
  Effective October 1, 1992, the Company prospectively adopted SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes..

Reclassifications
  Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior periods' net income or retained income as previously reported.

2.   Cash and Cash Equivalents
  Cash and cash equivalents consist of the following:

                                          September 30,
                                         1995      1994
Cash working funds                     $ 6,052   $ 5,921
Non-interest-earning demand deposits     2,853     1,056
Deposits in transit                     11,695    12,270
Interest-earning deposits                3,886     4,321
Total                                  $24,486   $23,568

  The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

3.   Investment and Mortgage-backed Securities Held to Maturity
  The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities held to maturity are as follows:

                                                  September 30, 1995
                                                   Gross       Gross
                                       Amortized Unrealized Unrealized  Market
                                          Cost     Gains       Losses    Value
U.S. Treasury securities and obligations
  of U.S. government agencies and
  corporations                           $46,853  $  338        $163    $47,028
Corporate securities                      21,301     404          46     21,659
                                          68,154     742         209     68,687
Mortgage-backed securities:
  FHLMC fixed-rate                        14,716     592           2     15,306
  FNMA fixed-rate                          2,987                 137      2,850
  GNMA fixed-rate                            642      30                    672
  Other                                       16                             16
                                          18,361     622         139     18,844
  Total                                  $86,515  $1,364        $348    $87,531

                                                  September 30, 1994
                                                   Gross      Gross
                                      Amortized Unrealized  Unrealized  Market
                                          Cost    Gains      Losses      Value
U.S. Treasury securities and obligations
  of U.S. government agencies and
  corporations                          $51,432    $ 78      $  874     $50,636
FHLB term deposits                        3,000                           3,000
Corporate securities                     13,565      10         237      13,338
                                         67,997      88       1,111      66,974
Mortgage-backed securities:
  FHLMC fixed-rate                       17,991     183          91      18,083
  FNMA fixed-rate                         3,748                 293       3,455
  GNMA fixed-rate                           725      25          16         734
  Other                                      19                  19
                                         22,483     208         400      22,291
  Total                                 $90,480    $296      $1,511     $89,265


  The amortized cost and market value of investment and mortgage-backed securities held to maturity at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             September 30, 1995
                                             Amortized   Market
                                                Cost     Value
  Due in one year or less                     $25,346   $25,368
  Due after one year through five years        39,471    39,978
  Due after five years through ten years        3,526     3,535
  Due after ten years                          18,172    18,650
     Total                                    $86,515   $87,531

  Proceeds from the sale of investment and mortgage-backed securities held to maturity during fiscal 1995 and 1993 were $3,999 and $5,991, respectively. A gross realized gain of $37 and a gross realized loss of $6 resulted in 1995. A gross realized loss of $3 resulted in 1993. There were no sales of investment securities held to maturity during fiscal 1994.

4.   Investment and Mortgage-backed Securities Available for Sale

  The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities available for sale are as follows:

                                           September 30, 1995
                                            Gross      Gross
                                Amortized Unrealized Unrealized  Market
                                   Cost     Gains      Losses    Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations      $ 15,792  $  178     $   96   $ 15,874
Mutual funds and others            24,656                699     23,957
                                   40,448     178        795     39,831
Mortgage-backed securities:
  FHLMC fixed-rate                 15,411     298         21     15,688
  FNMA fixed-rate                  12,810      95        184     12,721
  GNMA fixed-rate                   1,048       2                 1,050
  FHLMC adjustable-rate             5,159      91        119      5,131
  FNMA adjustable-rate              5,372      17         22      5,367
  GNMA adjustable-rate             42,460      63        115     42,808
                                   82,260     966        461     82,765
  Total                          $122,708  $1,144     $1,256   $122,596

                                            September 30, 1994
                                             Gross      Gross
                                 Amortized Unrealized Unrealized  Market
                                    Cost    Gains       Losses    Value
U.S. Treasury securities and obligations
  of U.S. government agencies and
  corporations                   $ 16,270             $  570   $ 15,700
Mutual funds                       23,000                803     22,197
                                   39,270              1,373     37,897
Mortgage-backed securities:
  FHLMC fixed-rate                 18,009    $ 45        396     17,658
  FNMA fixed-rate                  14,942                731     14,211
  FHLMC adjustable-rate             2,293                179      2,114
  FNMA adjustable-rate              6,062                149      5,913
  GNMA adjustable-rate             44,810              1,569     43,241
                                   86,116      45      3,024     83,137
  Total                          $125,386    $ 45     $4,397   $121,034


  The amortized cost and market value of investment and mortgage-backed securities available for sale at September 30, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
  Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $8,465 in fiscal
1995 resulting in a gross realized gain of $74 and a gross realized loss of $3. Proceeds from the sale of the Company's investment securities available for sale during fiscal 1994 were $2,999 resulting in a gross realized gain of $2 and a gross realized loss of $2. The Company adopted SFAS 115 effective September 30, 1993. Accordingly, there were no "available for sale" securities sold in fiscal 1993.

5.   Federal Home Loan Bank Capital Stock

  The Associations, as member institutions of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon the Associations' balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

6.   Net Income Per Common Share

  Net income per common share is based on the weighted average number of shares outstanding. Such weighted average outstanding shares were 6,285,803, 6,372,441, and 6,371,076 for the years ended September 30, 1995, 1994 and 1993, respectively. Outstanding stock options are common stock equivalents but have no material dilutive effect on net income per common share.

7.   Loans Receivable

  Loans receivable, including loans held for sale, consisted of the following:

                                             September 30,
                                           1995         1994
First mortgage loans                    $925,841      $816,227
Residential construction loans            39,116        40,827
Mobile home loans                         25,027        28,276
Savings account loans                      5,262         4,677
Home equity lines of credit               43,852        47,308
Second mortgage consumer loans             3,163         4,122
Commercial business loans                 27,447        24,962
Other consumer loans                      37,277        27,211
                                       1,106,985       993,610
Less:
  Allowance for loan losses               10,637        10,728
  Loans in process                        14,282        20,213
  Deferred loan fees and discounts
     on loans                              1,320         2,137
                                          26,239        33,078
  Total                               $1,080,746      $960,532

  First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $230,238 and $261,007 at September 30, 1995 and 1994, respectively.

  Non-accrual and renegotiated loans are summarized as follows:

                                              September 30,
                                             1995       1994
Non-accrual loans                           $ 5,088   $ 1,620
Renegotiated loans                           11,103    13,129
  Total                                     $16,191   $14,749

  Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $1,409, $1,295 and $1,031 for the years ended September 30, 1995, 1994 and 1993, respectively. Recorded interest income on these loans was $944, $826 and $702 for 1995, 1994 and 1993, respectively.

  An analysis of changes in the allowance for loan losses is as follows:

                                      Year Ended September 30,
                                       1995     1994     1993
Balance, beginning of period         $10,728  $10,742  $ 4,837
Charge-offs                          (1,041)   (1,992)  (3,323)
Recoveries                               499      881      968
Net charge-offs                        (542)   (1,111)  (2,355)
Allowance on acquired loans                              4,560
Provision for loan losses                451    1,097    3,700
Balance, end of period               $10,637  $10,728  $10,742

  The Company principally originates residential and commercial real estate loans throughout its primary market area located in the coastal region of South Carolina and Florence County. Although this region has a diverse economy, much of the area is heavily dependent on the tourism industry and military installations. A substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.
  Residential one-to-four family real estate loans amounted to $697,527 and $582,783 at September 30, 1995 and 1994,
respectively. Included in this portfolio are loans in the amount of $112,551 and $115,598 made to various non-owner-occupied investors. These loans, as well as the Company's multi-family residential loan portfolio of $57,269 at September 30, 1995 and $59,106 at September 30, 1994, are highly dependent on occupancy rates for residential properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.
  Commercial real estate loans totaled $186,286 and $192,179 and acquisition and development loans and lot loans totaled $23,875 and $22,986 at September 30, 1995 and 1994, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $11,116 at September 30, 1995 and $11,500 at September 30, 1994.

8.   Office Properties and Equipment

  Office properties and equipment are summarized as follows:

                                              September 30,
                                            1995        1994
Land                                        $3,517     $3,576
Buildings and improvements                   9,107      8,026
Furniture and equipment                     10,709     10,090
Leasehold improvements                       3,608      3,178
                                            26,941     24,870
Less, accumulated depreciation
    and amortization                       (11,883)   (10,641)
  Total                                   $ 15,058    $14,229

9. Real Estate

   Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

                                                September 30,
                                              1995        1994
Real estate acquired in settlement
  of loans                                   $ 3,123    $ 3,251
Real estate acquired in settlement
  of loans-insubstance                         2,621      2,834
Other assets acquired in settlement of loans      20         39
  Total                                      $ 5,764    $ 6,124

   Real estate operations are summarized as follows:

                                        Year Ended September 30,
                                          1995   1994     1993
Gain on sale of real estate             $ 154   $ 374   $   507
Provision charged as a write-down
  to real estate                         (155)   (362)   (2,763)
Expenses                                 (235)   (455)   (1,174)
Rental income                              40      95       309
  Total                                 $(196)  $(348)  $(3,121)

10.  Deposit Accounts

  The deposit balances and related nominal rates were as follows:

                                               September 30,
                                     1995                      1994
                                         Weighted                  Weighted
                             Balance   Average Rate    Balance    Average Rate
Non-interest-bearing demand
  accounts                $   22,524                  $   19,967
NOW accounts                  94,625       1.88%          92,303       2.00%
Passbook, statement and
  other accounts             125,588       2.75          150,693       2.80
Money market accounts        131,225       3.91          140,511       3.34
                             373,962       2.77          403,474       2.67
Certificate accounts:
  Fixed-rate                 645,041       5.89          626,876       4.83
  Variable-rate               55,310       5.88           32,645       4.87
                             700,351       5.89          659,521       4.83
  Total                   $1,074,313       4.80%      $1,062,995       4.01%

  Scheduled maturities of certificate accounts were as follows:

                                           September 30,
                                        1995          1994
Within one year                      $ 520,333     $ 424,058
After one but within two years          94,633       141,842
After two but within three years        21,363        41,179
Thereafter                              64,022        52,442
  Total                              $ 700,351     $ 659,521

  The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a carrying value of $33,960 and $23,913 at September 30, 1995 and 1994, respectively, to secure deposits by various entities. Market values of the deposits, investments and mortgage-backed securities pledged were $34,469 and $23,942 at September 30, 1995 and 1994, respectively.
  Certificates of deposit with balances equal to or exceeding $100 thousand totaled $134,234 and $124,585, at September 30, 1995 and 1994, respectively.

11.  Advances From Federal Home Loan Bank

  Advances from the FHLB of Atlanta consisted of the following:

                                     September 30,
                               1995                1994
                                  Weighted              Weighted
     Maturity           Balance Average Rate  Balance Average Rate
One year              $ 106,446     5.88%    $37,500     5.07%
Two years                                      7,500     4.65
Sixteen years               330     6.00
Seventeen years           1,077     6.00         330     6.00
Eighteen years                                 1,076     6.00
  Total               $ 107,853     5.88%  $  46,406     5.03%

  As collateral for its advances, the Company has pledged qualifying first mortgage loans and investment and mortgage-backed securities available for sale and held to maturity in the amount of $138,011 and $60,754 as of September 30, 1995 and 1994, respectively. In addition, all of its FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties.

12.  Securities Sold Under Agreements to Repurchase

  Securities sold under agreements to repurchase consisted of the following:

                                                    September 30,
                                                  1995        1994
Mortgage-backed securities and investments
  with an amortized cost of $45,195 and
  $13,790 and market value of $45,965
  and $13,672 at September 30, 1995 and 1994,
  respectively                                  $ 44,504  $ 13,098

  The agreements had a weighted average interest rate of 5.89 percent and 5.20 percent at September 30, 1995 and 1994, respectively, and mature within one year. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 1995 and 1994, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $26,769 and $4,768 during 1995 and 1994, respectively, and the maximum amount outstanding at any month-end during 1995 and 1994, was $45,217 and $13,098, respectively.

13.  Long-term Debt

  The $19,763 of senior notes at September 30, 1995 and 1994, are unsecured debt obligations of the Company which mature on September 1, 2002, and bear annual interest at 9.375%, payable quarterly on December 1, March 1, June 1 and September 1. The Company will redeem, at any time, at par plus accrued interest, notes tendered by the personal representative or surviving joint tenant or tenant by the entirety of a deceased holder within 60 days of presentation of the necessary documents, up to an annual maximum of $25 per holder or $1,000 in the aggregate. The Company will redeem notes tendered by other beneficial holders commencing September 1, 1993, and on each anniversary thereof subject to per holder and aggregate limitations. Notes totaling $487 were redeemed on September 1, 1993. The notes are callable at the option of the Company, in whole or in part, at any time on or after September 1, 1995. If called during the twelve months beginning September 1, 1995, 1996, and after 1997 the redemption price is 104.0%, 102.0%, and 100.0%, respectively.
  In the Indenture Agreement, the Company has agreed to certain limitations on cash dividends and additional indebtedness. The Company has also agreed to maintain certain levels of cash or marketable investment securities, and unless certain conditions are met to redeem notes tendered by noteholders, in the event of certain acquisition transactions related to the Company or the sale or pledge of shares of the subsidiaries.
  The Company has agreed to maintain investment securities with a fair market value equal to or in excess of the next three scheduled, and at certain dates, next four scheduled interest payments on the notes. The Company may not declare or pay any cash dividends unless it is in compliance with these liquidity requirements.
  The Company has also agreed to repurchase the notes at 100% of the principal amount plus accrued interest if, after certain acquisition transactions related to the Company or the sale or pledge of shares of the subsidiaries, the notes are not rated in certain investment grades by either of two rating services.
  Additionally, the Company has agreed that it will not permit any subsidiary to issue additional indebtedness unless the Company is in compliance with the terms and conditions of the Indenture Agreement and the amount of any such indebtedness does not, when aggregated with all other indebtedness, exceed 40% of the consolidated stockholders' equity of the Company. The Company believes it is in compliance with all covenants of the Indenture Agreement at September 30, 1995.

14.  Income Taxes

  As discussed in Note 1, the Company adopted SFAS 109 as of October 1, 1992. The cumulative effect of the change in accounting for income taxes of $1,584 was determined as of October 1, 1992 and is reported separately in the Consolidated Statement of Operations for the year ended September 30, 1993. Prior years' financial statements were not restated to apply the provisions of SFAS 109.
  Income tax expense for the years ended September 30, 1995, 1994 and 1993, is comprised of the following:

                      Federal      State        Total
1995:
  Current           $ 2,758     $   510     $ 3,268
  Deferred            1,606         297       1,903
    Total           $ 4,364     $   807     $ 5,171
1994:
  Current           $ 4,241     $ 1,236     $ 5,477
  Deferred             (962)       (390)     (1,352)
    Total           $ 3,279     $   846     $ 4,125
1993:
  Current           $ 4,705     $   803     $ 5,508
  Deferred           (1,787)       (240)     (2,027)
    Total           $ 2,918     $   563     $ 3,481

  Under SFAS 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. As a result of the earnings of Peoples Federal, the valuation allowance of Peoples Federal was reduced and a tax benefit of $2,544 and $2,280 was recognized in the years ended September 30, 1994 and 1993, respectively.
  A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows. The statutory federal income tax rate for the year 1995, 1994 and 1993 is approximately 35%, 35% and 34.25%, respectively.

                                           Year ended September 30,
                                           1995      1994      1993
Expected federal income tax expense      $ 5,043   $ 5,646   $ 5,055
Increases (reductions) in income taxes
  resulting from:
  Change in the beginning-of-the-year
    valuation allowance for deferred tax
    assets allocated to income tax expense    76    (2,544)   (2,280)
  Tax exempt income                          (81)      (91)      (98)
  South Carolina income tax expense, net
    of federal income tax effect             525       536       370
  Other, net                                (392)      578       434
     Total                               $ 5,171   $ 4,125   $ 3,481

  Effective tax rate                        35.9%     25.6%     23.6%

  Savings associations that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deduction (the "Percentage of Taxable Income Method"). The deduction percentage was 8% for the years ended September 30, 1995, 1994 and 1993. Alternately, a qualified savings association may compute its bad debt deduction based upon actual loan loss experience (the "Experience Method"). Peoples Federal computed its bad debt deduction utilizing the Experience Method in all years presented while First Federal used the Percentage of Taxable Income Method to compute its bad debt deduction for the year ended September 30, 1995 and used the Experience Method for the years ended September 30, 1994 and 1993.
  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are presented below.

                                                           September 30,
                                                          1995      1994
Deferred tax assets:
  Loan loss allowances deferred for tax purposes        $ 3,852   $ 3,816
  Real estate writedowns for financial statement
     purposes not recognized for tax purposes                         316
  Excess tax basis of assets acquired over carrying
     value for financial reporting purposes
     related to Peoples Federal acquisition                            55
  Net operating loss carryforward                         1,231     1,374
  Unrealized loss on securities available for sale           37     1,423
  Other                                                     275
     Total gross deferred tax assets                      5,395     6,984
  Less valuation allowance                                 (286)     (210)
     Net deferred tax assets                              5,109     6,774
Deferred tax liabilities:
  Loan fee income adjustments for tax purposes            1,045        38
  FHLB stock dividends deferred for tax purposes          1,663     1,611
  Expenses deducted under economic performance rules        728       429
  Real estate writedowns for financial statement
    purposes not recognized for tax purposes                238
  Excess carrying value of assets acquired for
    financial reporting purposes over tax basis             210
  Other                                                               182
     Total gross deferred tax liabilities                 3,884     2,260
     Net deferred tax asset (included in other
       assets)                                          $ 1,225   $ 4,514

  It is management's conclusion that realization of the net deferred asset is more likely than not. This conclusion is based upon taxable income in carryback years and conservative projections of taxable income in future years. The valuation allowance relates to certain temporary differences in state income taxes. The net change in the total valuation allowance for the year ended September 30, 1995 and 1994 was an increase of $76 and a decrease of $2,544, respectively. A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related fiscal 1995 deferred tax expense of $1,386 has been recorded directly to shareholder's equity. The balance of the change in the net deferred tax asset results from the fiscal 1995 deferred tax expense of $1,903.
  At September 30, 1995, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of $2,066, which are available to offset future federal taxable income through 2007.
  The consolidated financial statements at September 30, 1995 and 1994, did not include a tax liability of $8,190 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Association's stock.

15.  Benefit Plans

Stock Option Plans
  The Company's 1983 Incentive Stock Option Plan provides for the granting of incentive stock options for 636,824 shares of the Company's common stock. This plan expired November 3, 1993.
  On September 27, 1990, the Company's Board of Directors approved the 1990 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 23, 1991.
An aggregate of 440,000 shares have been reserved for future issuance by the Company upon the exercise of stock options under this Plan. Both plans provide for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers may select an exercise period of one to ten years and other employees may exercise options within five years.

  Stock option activity is summarized below:

                               Available              Option Price Option Price
                                  for                   Per Share   Per Share
                                 Grant   Outstanding       Range     Average
1983 Stock Option Plan
Balance, September 30, 1993      97,312    195,220         $5.38     $5.38
  Options exercised                        (39,870)         5.38      5.38
  Options forfeited                 900       (900)         5.38      5.38
  Plan expired                  (98,212)
Subtotal, September 30, 1994               154,450          5.38      5.38
  Options exercised                        (33,313)         5.38      5.38
  Options forfeited                           (270)         5.38      5.38
Subtotal, September 30, 1995               120,867          5.38      5.38

1990 Stock Option Plan
Balance, September 30, 1993     292,970    144,336    5.25-11.63     11.29
  Options exercised                         (2,808)  7.375-15.25     10.56
  Options forfeited               3,900     (3,900) 7.375-11.625     11.19
  Options granted              (137,700)   137,700         15.25     15.25
Subtotal, September 30, 1994    159,170    275,328    5.25-15.25     13.28
  Options exercised                        (26,093)   5.25-19.50     12.35
  Options forfeited               4,689     (4,689)   5.25-16.25     13.33
  Options granted               (40,725)    40,725   16.25-19.50     18.75

Subtotal, September 30, 1995    123,134    285,271    5.25-19.50     14.17

Balance, September 30, 1995     123,134    406,138   $5.25-19.50    $11.55

  Options of 120,867 granted under the 1983 Stock Option Plan expire by February 21, 1999. Options of 285,271 granted under the 1990 Stock Option Plan expire at various dates with the maximum date of April 24, 2005.
  On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. Under the 1994 Director Plan, options to purchase up to 200,000 shares of the Company's common stock may be granted. The formula for computing the options awarded considers the percentage of annual fees each director wished to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. Options covering 30,598 shares of common stock at an exercise price of $12.19 were granted in lieu of otherwise payable cash compensation of $124 for the Company's fiscal year ending September 30, 1995. All of the options granted in 1995 remained outstanding on September 30, 1995, and are available for exercise before October 1, 2004.

Sharing Thrift Plan
     The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (401(k)) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute a maximum of 15 percent of their annual salary (not to exceed limitations prescribed by law). Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up to 5 percent of the employee's salary based on the attainment of certain profit goals.
  The Company's matching contribution charged to expense for the years ended September 30, 1995, 1994 and 1993, was $343, $399, and $359, respectively. The employees of Peoples Federal were included in the Company's 401(k) plan effective July 1, 1993.
  The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Effective July 1, 1993, the employees of Peoples Federal were included in the Profit Sharing Plan. Contributions to the Plan during 1995, 1994 and 1993 totaled $516, $561, and $373, respectively.

Other Postretirement Benefits
  The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.
  In the first quarter of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective October 1, 1992, for the Company's retiree health and other welfare benefit plans. SFAS 106 requires the accrual method of accounting for these benefits, rather than the Company's previous policy, which was to record these benefits as they were paid.
  Net periodic postretirement benefit cost for fiscal 1995, 1994 and 1993 consisted of the following components:

                                               Year Ended September 30,
                                                1995      1994     1993
Service cost                                 $     7   $    16   $    12
Interest cost                                    114       112       126
Amortization of transition obligation             79        79        79
Other amortizations and net deferrals(85)
  Net periodic postretirement benefit cost   $   115   $   207   $   217

Reconciliation of Funded Status:                     September 30,
                                                1995     1994      1993
Accumulated postretirement benefit
  obligation                                 $(1,582)  $(1,358)  $(1,642)
Unrecognized transition obligation             1,340     1,418     1,497
Unrecognized net gains                          (198)     (412)      (16)
  Accrued postretirement benefit cost        $  (440)  $  (352)  $  (161)

Assumptions Used:
  Weighted average discount rate                7.50%     8.50%     7.00%
  Medical/Medicare trend rate (initial)
    (pre-65 employees)                          9.50     10.50     11.50
  Medical/Medicare trend rate after 7 years
     (pre-65 employees)                         5.75      6.00      5.50
  Medical/Medicare trend rate (initial)
    (post-65 employees)                         8.25     9.00    10.00
  Medical/Medicare trend rate after 7 years
     (post-65 employees)                        5.75     6.00     5.50

  An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995, and September 30, 1994, by $147 and $135 and the aggregate of service and interest cost by $12 and $13, respectively.

16.  Commitments and Contingencies

Loan Commitments
  Outstanding commitments on mortgage loans not yet closed amounted to approximately $25,908 at September 30, 1995. These were principally single-family loan commitments. Other loan commitmints totaled $1,776 at September 30, 1995.
  Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties.
  The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Included in the $230,238 in whole loans and participation loans sold and serviced for others at September 30, 1995 are recourse loans totaling $148. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $89,414 and $84,827 at September 30, 1995 and 1994, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Lease Commitments
  The Company occupies office space and land under leases expiring on various dates through 2006.
  Minimum rental commitments under noncancelable operating leases were as follows:

                                                 September 30,
                                                    1995
  One year                                          $  857
  Two years                                            847
  Three years                                          847
  Four years                                           830
  Five years                                            81
  Thereafter                                           279
     Total                                         $ 3,741

  Rental expenses under operating leases were $844, $651 and $584 in 1995, 1994 and 1993, respectively.

Contingencies
  Legislative efforts to resolve the problems of the Saving Association Insurance Fund ("SAIF") and the related deposit insurance premium disparity between SAIF-insured institutions and institutions insured by the Bank Insurance Fund ("BIF") are expected to result in a one-time special assessment on SAIF deposits. The special assessment is expected to approximate 80 basis points on the total of assessable deposits as of March 31, 1995 and would result in a charge of approximately $6,268 and $2,273, respectively on a pre-tax basis for First Federal and Peoples Federal. Legislation covering this assessment and other banking-related matters is included in separate budget reconciliation bills passed by the United States House of Representatives and the Senate. Institutions will not accrue a liability for a potential assessment of deposit insurance premiums until the period in which legislation is enacted, i.e., signed by the President. It is expected that both First Federal and Peoples Federal will remain well-capitalized institutions after such a special assessment and will be subject to a substantial reduction in future risk-based deposit insurance premiums. Effective November 14, 1995, premium rates for well-capitalized BIF-insured institutions were zero per hundred dollars of deposits while well-capitalized SAIF-insured institutions were assessed at 23 cents per hundred dollars of deposits.

17.  Stockholders' Equity and Dividend Restrictions

  The regulations of the OTS require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1995, the minimum regulatory capital requirements were:

- Tangible capital of 1.5 percent, consisting principally of stockholders' equity, but excluding most intangible assets such as goodwill.
- A leverage ratio requiring core capital of 3 percent, consisting of tangible capital plus certain other intangible assets.
- Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8 percent of the value of risk-weighted assets.

  At September 30, 1995, the Associations were deemed to be "well-capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

  At September 30, 1995, the Associations were in compliance with these regulatory capital requirements as follows (unaudited):

                                             Tangible      Core       Risk-Based
     FIRST FEDERAL                            Capital     Capital       Capital
     Actual capital of the Association        $73,557     $73,557      $73,557
     Regulatory adjustments                      (631)       (631)       5,589
     Total adjusted capital                    72,926      72,926       79,146
     Less-minimum capital requirement          14,861      29,722       55,801
     Regulatory capital excess                $58,065     $43,204      $23,345

     PEOPLES FEDERAL
     Actual capital of the Association        $27,091     $27,091      $27,091
     Regulatory adjustments                       153         153          153
     Total adjusted capital                    27,244      27,244       27,244
     Less-minimum capital requirement           5,457      10,914       15,391
     Regulatory capital excess                $21,787     $16,330      $11,853

 OTS capital distribution regulations specify the conditions relative to an institution's ability to pay dividends. The new regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval. The regulations state that an institution subject to more stringent restrictions may make request through the OTS to be subject to the new regulations. The Company has received approval from the OTS to be subject to the requirements of the new regulations.
 The Company may not declare or pay a cash dividend on, or purchase, any of its common stock, if the effect thereof would cause the capital of the Associations to be reduced below the minimum regulatory capital requirements.


18.  Fair Value of Financial Instruments

  The following table sets forth the fair value of the Company's financial instruments at September 30, 1995 and 1994:

                                                     September 30,
                                               1995                 1994
                                      Carrying      Fair    Carrying    Fair
                                        Value       Value     Value     Value
Financial instruments:
  Assets:
     Cash and cash equivalents      $   24,486  $   24,486  $ 23,568  $ 23,568
     Investments held to maturity       68,154      68,687    67,997    66,974
     Investments available for sale     39,831      39,831    37,897    37,897
     Investment in capital stock
       of FHLB                          11,982      11,982    11,982    11,982
     Loans receivable, net           1,080,746   1,088,276   960,532   949,108
     Mortgage-backed securities held
       to maturity                      18,361      18,844    22,483    22,291
     Mortgage-backed securities
       available for sale               82,765      82,765    83,137    83,137
  Liabilities:
     Deposits:
       Demand deposits, savings accounts
          and money market accounts    373,962     373,962   403,474   403,474
       Certificates of deposit         700,351     697,917   659,521   661,042
     Advances from FHLB                107,853     107,571    46,406    45,806
     Securities sold under agreements
       to repurchase                    44,504      44,504    13,098    13,098
     Long-term debt                     19,763      19,714    19,763    19,812
  Off-balance sheet items:
     Mortgage loan commitments          25,908      25,414     8,938     8,892

  Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 1995, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities, loans held for sale and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.
  The fair value of performing loans, except single-family residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing single-family residential mortgage loans, fair value is derived from quoted market prices for securities backed by similar loans, adjusted for differences between the market for the securities and the loans being valued and an estimate of credit losses inherent in the portfolio.
  Under SFAS 107, the fair value of deposits with no stated maturity, such as passbook accounts, checking and NOW accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 1995. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS 107. The fair value of FHLB advances is estimated based on current rates for borrowings with similar terms. The fair value of securities sold under agreements to repurchase approximates the carrying value. The fair value of mortgage loan commitments is estimated based on current levels of interest rates versus the committed interest rates.
  Management uses its best judgment in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique. For example, liquid markets do not exist for many categories of loans held by the Company. By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.
  The information presented is based on pertinent information available to management as of September 30, 1995. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

19.  First Financial Holdings, Inc. (Parent Company Only)
Condensed Financial Information

  At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

                     Statements of Financial Condition

                                                September 30,
                                              1995        1994
ASSETS
Cash and cash equivalents                 $     88   $    222
U.S. Government and agency obligations
  available for sale (market value
  of $9,640 and $5,329)                      9,640      5,329
Investment in Associations                 100,648     95,970
Other                                        1,095      1,083
Total assets                              $111,471   $102,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                          $    299   $    169
Long-term debt                              19,763     19,763
Stockholders' equity                        91,409     82,672
Total liabilities and stockholders'
  equity                                   111,471   $102,604

                          Statements of Operations

                                                   Year Ended September 30,
                                                  1995       1994      1993
INCOME
Equity in undistributed earnings of
  Associations                                 $  1,989    $ 6,922    $10,211
Dividend income                                   9,500      7,400      5,100
Interest income                                     403        262        242
(Gain) loss on sale of investments
  available for sale                                 (3)         2
Total income                                     11,889     14,586     15,553
EXPENSES
Interest expense                                  1,853      1,853      1,895
Salaries and employee benefits                      335        245        258
Stockholder relations and other                     463        483        538
Total expense                                     2,651      2,581      2,691
Net income                                     $  9,238    $12,005    $12,862

                          Statements of Cash Flows

                                                   Year Ended September 30,
                                                  1995       1994       1993
OPERATING ACTIVITIES
Net income                                     $  9,238    $12,005    $12,862
Adjustments to reconcile net income
  to net cash provided by operating
  activities
  Equity in undistributed earnings
    of Associations                              (1,989)    (6,922)   (10,211)
  Amortization                                      (25)        (9)        13
  (Increase) decrease in accrued income
    and deferred expenses                           (12)       166        (72)
  Increase in accrued expenses                       74                    40
Net cash provided by operating activities         7,286      5,240      2,632
INVESTING ACTIVITIES
Acquisition of Peoples Federal                                        (16,500)
Proceeds from sale of investments available
  for sale                                          500      2,999
Proceeds from maturing investments
  available for sale                                         2,502      3,399
Purchase of investments available for sale       (2,996)    (4,996)    (7,305)
Purchase of mutual funds                         (3,525)
Proceeds of redemption of mutual funds            1,900
Net cash provided by (used in) investing
  activities                                     (4,121)       505    (20,406)
FINANCING ACTIVITIES
Redemption of notes                                                      (487)
Proceeds from sale of common stock                  540        243        341
Treasury stock purchased                           (317)    (2,909)       (80)
Dividends paid                                   (3,522)    (3,066)    (2,166)
Net cash provided by (used in) financing
  activities                                     (3,299)    (5,732)    (2,392)
Net increase (decrease) in cash and cash
  equivalents                                      (134)        13    (20,166)
Cash and cash equivalents at beginning of
  period                                            222        209     20,375
Cash and cash equivalents at end of
  period                                        $    88    $   222    $   209

Supplemental disclosures:
  Cash paid during the period for:
     Interest                                   $ 1,853    $ 1,853    $ 1,814
     Income taxes                                 3,911      5,387      3,293
  Unrealized net gain (loss) on
    securities available for sale,
    net of income tax                               109       (137)        27
  Transfers of securities held for
    investment to available for sale                                    6,033

20.  Dividend Reinvestment and Stock Purchase Plan

  The Company has a Dividend Reinvestment and Stock Purchase
Plan, as amended May 26, 1988, for which shares are purchased only on the open market. At September 30, 1995, 231,681 shares had been purchased and remain in the plan.

21.  Quarterly Results (Unaudited):

  Summarized below are selected financial data regarding results of operations for the periods indicated:

                                  First       Second      Third    Fourth
                                 Quarter     Quarter     Quarter   Quarter     Year
1995
Total interest income            $22,352     $23,230     $24,375   $25,546   $95,503
Net interest income               10,072       9,705       9,694    10,238    39,709
Provision for loan losses            107          26          47       271       451
Income before income taxes         3,512       3,374       3,491     4,032    14,409
Net income                         2,197       2,131       2,284     2,626     9,238
Weighted average shares
  outstanding<F1>                  6,271       6,277       6,292     6,303     6,286
Net income per common share      $   .35     $   .34     $   .36   $   .42   $  1.47
1994
Total interest income            $22,105     $20,948     $21,081   $21,518   $85,652
Net interest income               10,605      10,119      10,192     9,981    40,897
Provision for loan losses            585         118         255       139     1,097
Income before income taxes         4,082       3,863       4,585     3,600    16,130
Net income                         3,025       2,763       3,576     2,641    12,005
Weighted average shares
  outstanding<F1>                  6,417       6,415       6,397     6,301     6,372
Net income per common share       $  .47     $   .43     $   .56   $   .42   $  1.88
1993
Total interest income            $24,904     $24,319     $23,490   $22,694   $95,407
Net interest income               11,291      11,212      10,787    10,421    43,711
Provision for loan losses            925       1,590         758       427     3,700
Income before income taxes         3,907       2,847       3,944     4,061    14,759
Effect of change in accounting
  principle                        1,584                                       1,584
Net income                         4,598       2,200       3,051     3,013    12,862
Weighted average shares
  outstanding<F1>                  6,354       6,359       6,374     6,397     6,371
Net income per common share        $ .72     $   .35     $   .48   $   .47   $  2.02

<F1> Average shares in thousands.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Financial Holdings, Inc. and Subsidiaries

  We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.
  As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes, for debt and equity securities and for postretirement benefits other than pensions.

                          KPMG PEAT MARWICK LLP
Greenville, South Carolina
October 27, 1995

MANAGEMENT'S REPORT

  Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and accordingly include amounts that are based on management's best estimates and judgements. Non-financial information included in the Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.
  To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training, and development of operating personnel and management; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization. In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide. An important element of the system is an ongoing internal audit program.
  To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written corporate code of conduct and communicated it to all employees.
  KPMG Peat Marwick LLP, independent auditors, have audited the Company's consolidated financial statements as described in their report.




                           /s/ A. L. Hutchinson, Jr.

                           President and Chief Executive Officer


AUDIT COMMITTEE'S REPORT

  The Audit Committee of the Board of Directors of the Company is comprised of four outside directors. The members of the Committee are: Mr. Herman B. Speissegger, Jr., Chairman, Mr. Joseph A. Baroody, Dr. D. Kent Sharples, and Mr. Thomas E. Thornhill. The Committee held four meetings during fiscal 1995.
  The Audit Committee meets with the independent auditors, management, and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance of the independent auditors prior to recommending their appointment and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent auditors and the internal auditors have full access to the Audit Committee.



                           /s/ Herman B. Speissegger, Jr.

                           Chairman, Audit Committee



Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

  The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained under the section captioned "Proposal I Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.
  The following table sets forth certain information with respect to the executive officers of the Company and the Associations. The individuals listed below are executive officers of the Company and the Associations, as indicated.
  The executive officers of the Company and the Associations are as follows:

  Name                Age<F1>   Position

A. L. Hutchinson, Jr.   61      President and Chief Executive
                                 Officer of the Company; Vice
                                 Chairman of the Company and
                                 First Federal

A. Thomas Hood          49      Executive Vice President and
                                 Chief Operating Officer of the
                                 Company and President and Chief
                                 Executive Officer of First
                                 Federal

John L. Ott, Jr.        47      Senior Vice President of the
                                 Company and Senior Vice
                                 President/Retail Banking
                                 Division of First Federal

Charles F. Baarcke, Jr. 48      Senior Vice President of the
                                 Company and Senior Vice
                                 President/Lending Division of
                                 First Federal

George N. Magrath, Jr.  42      President and Chief Executive
                                 Officer of Peoples Federal

<F1>  At September 30, 1995.


  The following is a description of the principal occupation and employment of the executive officers of the Company and the Associations during at least the past five years:
  A. L. Hutchinson, Jr. has served as Vice Chairman of the Board of Directors of the Company and of First Federal since February 1, 1995. Mr. Hutchinson has served as President and Chief Executive Officer of the Company since 1988. Mr. Hutchinson served as President and Chief Executive Office of First Federal from 1988 until February 1, 1995, when he became Vice-Chairman of the Board. Previously, Mr. Hutchinson was the Executive Vice President of the Production Division of First Federal where he was responsible for all lending operations, loan servicing and sales. As President and Chief Executive Officer, Mr. Hutchinson is responsible for the daily business operations of the Company under policies and procedures established by the Board of Directors. He joined First Federal in 1961.
  A. Thomas Hood has been the Executive Vice President and Chief Operating Officer of the Company since February 1, 1995. Mr. Hood has also served as Treasurer of the Company and its Chief Financial Officer since 1984. Mr. Hood was named President and Chief Executive Officer of First Federal effective February 1, 1995. Prior to that time, he had been Executive Vice President and Treasurer of First Federal since 1984. In these positions he is responsible for First Financial's treasury, finance, investor relations, human resources, strategic planning and other business operations and is responsible for the daily business operations of First Federal under policies and procedures established by the Board of Directors. In addition, Mr. Hood is President of Charleston Financial Services, Inc., First Federal's wholly-owned subsidiary. Mr. Hood joined First Federal in 1975.
  John L. Ott, Jr. is the Senior Vice President of the Company and First Federal in which capacity he directs and coordinates all branch operations, special savings and retirement programs and savings services of First Federal. He joined First Federal in 1971 and prior to becoming Senior Vice President of Retail Banking in 1985, he was the Senior Vice President for Branch Operations.
  Charles F. Baarcke, Jr. is the Senior Vice President of the Company and First Federal. He is responsible for all lending operations, loan servicing and sales. He joined First Federal in 1975 and prior to becoming Senior Vice President in 1985, he was the Vice President of Lending Operations.
  George N. Magrath, Jr., became the President and Chief Executive Officer of Peoples Federal in 1993. Previously, Mr. Magrath was the Executive Vice President of Peoples Federal and was responsible for general operations of Peoples Federal. Prior to serving as Executive Vice President, Mr. Magrath served as Senior Vice President, Lending.
  Pursuant to the Company's Bylaws, officers are elected on an annual basis. Directors of the Company are elected for a term of three years with approximately one-third of the directors standing for election each year.

Item 11.  EXECUTIVE COMPENSATION

  The information contained under the Section captioned "Proposal
I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners
            Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

(b)      Security Ownership of Management
            Information required by this item is incorporated herein by reference to the Sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

(c)      Changes in Control
            The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Section captioned "Proposal I Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                 PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K

1. Consolidated Financial Statements and Report of Independent
   Auditors - see Item 8 for reference.

   All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2. Exhibit
  (3.1)   Certificate of Incorporation, as amended, of Registrant<F1>

  (3.2)   Bylaws, as amended, of Registrant <F2>

    (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2002 <F3>

 (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan
          Association of Charleston and Peoples Federal Savings and Loan Association of Conway (3)

 (10.2) Employment Agreement with A. L. Hutchinson, Jr., as amended

 (10.3)   Employment Agreement with A. Thomas Hood, as amended

 (10.4)   Employment Agreement with Charles F. Baarcke, Jr.

 (10.5)   Employment Agreement with John L. Ott, Jr.

 (10.6)   1990 Stock Option and Incentive Plan<F4>

 (10.7)   1994 Outside Directors Stock Options-for-Fees Plan<F5>

 (10.8)   1994 Employee Stock Purchase Plan<F5>

   (22)  Subsidiaries of the Registrant

   (23)  Consent of Independent Auditors

   (28)  Financial Data Schedule

<F1> Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended December
     31, 1993
<F2> Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended March
     31, 1995
<F3> Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-55067
<F4> Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-57855
<F5> Incorporated by reference to the Registrant's Proxy
     Statement for the Annual Meeting of Stockholders held on January 25, 1995

3. No current reports on Form 8-K were filed during the quarter ending September 30, 1995.

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FIRST FINANCIAL HOLDINGS, INC.

Date: December 27, 1995       By: /s/ A. L. Hutchinson, Jr.
                                  A. L. Hutchinson, Jr.,
                                  President and Chief Executive
                                  Officer
                                  (Duly Authorized
                                  Representative)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ A. L. Hutchinson, Jr.   By:  /s/ D. Van Smith
    A. L. Hutchinson, Jr.            D. Van Smith
    Director (Principal              Director
    Executive Officer)

Date:  December 27, 1995        Date:  December 27, 1995

By: /s/ A. Thomas Hood          By:  /s/Herman B. Speissegger Jr.
    A. Thomas Hood                   Herman B. Speissegger, Jr.
    Executive Vice President         Director
    and Director (Principal
    Financial Officer)

Date:  December 27, 1995        Date:  December 27, 1995

By: /s/ Susan E. Baham          By:  /s/ Paul G. Campbell, Jr.
    Susan E. Baham                   Paul G. Campbell, Jr.
    Vice President (Principal        Director
    Accounting Officer)

Date:  December 27, 1995        Date:  December 27, 1995

By:                               By:  /s/ D. Kent Sharples
    Thomas E. Thornhill                D. Kent Sharples
    Director                           Director

Date:  December 27, 1995        Date:  December 27, 1995

By: /s/ Gary C. Banks, Jr.        By:  /s/ Joseph A. Baroody
    Gary C. Banks, Jr.                 Joseph A. Baroody
    Director                           Director

Date:  December 27, 1995        Date:  December 27, 1995

By: /s/James C. Murray
    James C. Murray
    Director

Date:  December 27, 1995

                           Exhibit 10.2

                 Amendments to Employment Agreement
                     with A. L. Hutchinson, Jr.


  The following amendments to the employment agreement of A. L.
Hutchinson, Jr., were effective October 1, 1993:

Original text:
Section 5. Term. The period of Executive's employment under this Agreement shall be deemed to have commenced as of August 1, 1987, and shall continue for a period of thirty-six (36) full calendar months thereafter and any extensions thereafter. The said thirty-six (36) month period of employment has been extended by the Board of Directors through July 31, 1993. The said thirty-six (36) month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board of Directors beginning August 1, 1993 and each succeeding August 1 thereafter respectively, unless either party shall have served written notice upon the other prior to July 1, 1993, or prior to July 1 or each succeeding year, as the case may be, of its intention that this Agreement shall terminate at the end of the thirty-six (36) month period that begins with the first day of the month following such date of written notice.

Amended text:
Section 5. Term. The period of the Executive's employment under this Agreement shall be deemed to have commenced as of August 1, 1987, and shall continue for a period of thirty-six (36) full calendar months thereafter and any extensions thereafter. As of the date of this second amendment hereto, the Executive's period of employment under this Agreement has been extended by the Board of Directors through September 30, 1996. The said thirty-six
(36) month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board of Directors at the September, 1994 meeting of the Board of Directors and at each succeeding September meeting of the Board of Directors.

Original text:
Section 6. Loyalty. During the period of his employment hereunder and except for illnesses, reasonable vacation period and reasonable leaves of absence, Executive shall devote his full business time, attention, skill, and best efforts to the faithful performance of his duties hereunder; provided, however, that with the approval of the Board of Directors of the Association, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any material conflict of interest with the As-sociation or any of its subsidiaries or affiliates or divisions, or unfavorably affect the performance of Executive's duties pur-suant to this Agreement, or will not violate any applicable statute or regulation.

Amended text:
Section 6. Loyalty; Noncompetition. (a) During the period of his employment hereunder and except for illnesses, reasonable vacation period and reasonable leaves of absence, Executive shall devote his full business time, attention, skill, and best efforts to the faithful performance of his duties hereunder; provided, however, that with the approval of the Board of Directors of the Association, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any material conflict of interest with the Association or any of its subsidiaries or affiliates or divisions, or unfavorably affect the performance of Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation.

  (b) Upon the termination of this Agreement for any reason, other than the reasons set forth in paragraph 9 of this Agreement, for a period of three (3) years from the termination of this Agreement, the Executive shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in an area within a fifty (50) mile radius of any office of any subsidiary or affiliate of the Holding Company.

  (c) During the term of the Executive's employment, nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates of the Holding Company or shall be determined to prevent or limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

  (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Association shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

  (e) In the event of violation by the Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

                               Exhibit 10.3

                    Amendments to Employment Agreement
                           with A. Thomas Hood


  The following amendments to the employment agreement of A.
Thomas Hood were effective October 1, 1993:

Original text:
Section 5. Term. The period of Executive's employment under this Agreement shall be deemed to have commenced as of August 1, 1987, and shall continue for a period of thirty-six (36) full calendar months thereafter and any extensions thereafter. The said thirty-six (36) month period of employment has been extended by the Board of Directors through July 31, 1993. The said thirty-six (36) month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board of Directors beginning August 1, 1993 and each succeeding August 1 thereafter respectively, unless either party shall have served written notice upon the other prior to July 1, 1993, or prior to July 1 or each succeeding year, as the case may be, of its intention that this Agreement shall terminate at the end of the thirty-six (36) month period that begins with the first day of the month following such date of written notice.

Amended text:
Section 5. Term. The period of the Executive's employment under this Agreement shall be deemed to have commenced as of August 1, 1987, and shall continue for a period of thirty-six (36) full calendar months thereafter and any extensions thereafter. As of the date of this second amendment hereto, the Executive's period of employment under this Agreement has been extended by the Board of Directors through September 30, 1996. The said thirty-six
(36) month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board of Directors at the September, 1994 meeting of the Board of Directors and at each succeeding September meeting of the Board of Directors.

Original text:
Section 6. Loyalty. During the period of his employment hereunder and except for illnesses, reasonable vacation period and reasonable leaves of absence, Executive shall devote his full business time, attention, skill, and best efforts to the faithful performance of his duties hereunder; provided, however, that with the approval of the Board of Directors of the Association, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any material conflict of interest with the As-sociation or any of its subsidiaries or affiliates or divisions, or unfavorably affect the performance of Executive's duties pur-suant to this Agreement, or will not violate any applicable statute or regulation.

Amended text:
Section 6. Loyalty; Noncompetition. (a) During the period of his employment hereunder and except for illnesses, reasonable vacation period and reasonable leaves of absence, Executive shall devote his full business time, attention, skill, and best efforts to the faithful performance of his duties hereunder; provided, however, that with the approval of the Board of Directors of the Association, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any material conflict of interest with the Association or any of its subsidiaries or affiliates or divisions, or unfavorably affect the performance of Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation.

  (b) Upon the termination of this Agreement for any reason, other than the reasons set forth in paragraph 9 of this Agreement, for a period of three (3) years from the termination of this Agreement, the Executive shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in an area within a fifty (50) mile radius of any office of any subsidiary or affiliate of the Holding Company.

  (c) During the term of the Executive's employment, nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates of the Holding Company or shall be determined to prevent or limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

  (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Association shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

  (e) In the event of violation by the Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

                               Exhibit 10.4

                           Employment Agreement
                       with Charles F. Baarcke, Jr.

                            EMPLOYMENT AGREEMENT

  THIS AGREEMENT entered into this 1st day of October, 1993 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF
CHARLESTON, (the "Association"), FIRST FINANCIAL HOLDINGS, INC.
(the "Holding Company") and CHARLES F. BAARCKE, JR. (the
"Employee").

  WHEREAS, the Employee has heretofore been employed by the Association as Senior Vice President/Production Division and is experienced in all phases of the business of the Association; and

  WHEREAS, the parties desire by this writing to set forth the continued employment relationship of the Association and the Employee;

  NOW THEREFORE, it is AGREED as follows:

  1. Employment. The Employee is employed as the Senior Vice President/Production Division of the Association. The Employee shall render administrative and management services to the Association such as are customarily performed by persons situated in a similar executive capacity. He shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Association. The Employee's other duties shall be such as the Board of Directors may from time to time reasonably direct, including normal duties as an officer of the Association.

  2. Base Compensation. The Association agrees to pay the Employee during the term of this Agreement a salary at the rate of $104,220 per annum, payable in cash not less frequently than monthly. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board of Directors of the Association no less often than annually.

  3. Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other key management personnel of the Association in discretionary bonuses authorized and declared by the Board of Directors of the Association to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses when and as declared by the Board of Directors. Any such bonus shall take into account the Association's current financial condition, operations, and the Board of Directors' evaluation of the performance of the Employee.

  4. (a) Participation in Retirement and Medical Plans. The Employee shall be entitled to participate in any plan of the Association relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Association may adopt for the benefit of its employees.

       (b) Employee Benefits; Expenses. The Employee shall be eligible to participate in any fringe benefits that may be or become applicable to the Association's executive employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Association shall reimburse Employee for all out-of-pocket expenses that Employee shall incur in connection with his services for the Association.

  5. Term. The initial term of employment under this Agreement shall be for the period commencing October 1, 1993 and ending September 30, 1996. The said 36-month period of employment may be extended for an additional 12 full calendar months by action of the Board of Directors at the September, 1994 meeting of the Board of Directors and at each succeeding September meeting of the Board of Directors.

  6. Loyalty; Noncompetition. (a) The Employee shall devote his full time and best efforts to the performance of his employment under this Agreement. During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution.

  (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of three (3) years from the termination of this Agreement, the employee shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in an area within a fifty (50) mile radius of any office of any subsidiary or affiliate of the Holding Company.

  (c) During the term of this Agreement, nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates of the Holding Company or shall be determined to prevent or limit the right of Employee to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

  (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Association shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

  (e) In the event of violation by Employee of this agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

  7. Standards. The Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Boards of Directors of the Association and the Holding Company and its subsidiaries.

  8. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Association shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

  (a) The Employee shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Association, which shall in no event be less than the current policies of the Association.

  (b) The timing of vacations shall be scheduled in a reasonable manner by the Employee. The Employee shall not be entitled to receive any additional compensation from the Association on account of his failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Association.

  (c) In addition to the aforesaid paid vacations, the Employee shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Association for such additional period of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall be entitled to grant to the Employee a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

  (d) In addition, the Employee shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Association. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board of Directors. Upon termination of his employment, the Employee shall not be entitled to receive any additional compensation from the Association for unused sick leave.

  9.  Termination and Termination Pay.

  This Agreement shall be terminated upon the following occurrences:

  (a) The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his death shall have occurred.

  (b) This Agreement may be terminated at any time by a decision of the Board of Directors of the Association for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Association, as the case may be. In the event this Agreement is terminated by the Board of Directors without Just Cause, the Association shall be obligated to continue to pay the Employee his salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

  (c) The Association reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Association shall only be obligated to continue to pay the Employee his salary up to the date of termination.

  (d) (i) If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Association's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and
(g)(1)), the Association's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Association may in its discretion (a) pay the Employee all or part of the compensation withheld while its contract obligations were suspended and (b) reinstate (in whole or in part) any of its obligations that were suspended.

       (ii) If the Employee is removed and/or permanently prohibited from participating in the conduct of the Association's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Association under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

  (e)  If the Association is in default (as defined in Section
3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

  (f)  All obligations under this Agreement may be terminated:
(i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Association under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

  (g) If, after a "Change of Control" (as hereinafter defined) of the Association or the Holding Company, the Association shall terminate the employment of the Employee during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Association shall pay to the Employee and provide the Employee, or to his beneficiaries, dependents and estate, as the case may be, with the following:

    (i) The Association shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue
Code of 1986, as amended.

    (ii) During the period of 36 calendar months beginning with the event of termination, the Employee, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Association, including without limitation the Association's pension plan, life insurance and health insurance as if the Employee was still employed during such period under this Agreement.

    (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9(g)(ii) shall not be payable or provided under any such plans to the Employee, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Association as a result of termination of employment, the Association shall itself pay or provide for payment of such benefits and service credit for benefits to the Employee, his dependents, beneficiaries and estate. Any such payment relating to retirement shall commence on a date selected by the Employee which must be a date on which payments under the Association's qualified pension plan or successor plan may commence.

    (iv) If the Employee elects to have benefits commence prior to the normal retirement age under the qualified pension plan or any successor plan maintained by the Association and thereby incurs an actuarial reduction in his monthly benefits under such plan, the Association shall itself pay or provide for payment to the Employee of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

    (v) The Association shall pay all legal fees and expenses which the Employee may incur as a result of the Association's contesting the validity or enforceability of this Agreement that results in a legal judgement in his favor or legal settlement and the Employee shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

    (vi) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Employee offset in any manner the obligations of the Association hereunder.

  10. Change of Control. A "Change of Control" shall be deemed to have occurred, if:

    (i) Any person becomes the beneficial owner, directly or indirectly, of 25% or more of the outstanding shares of any class of voting stock issued by the Association or the Holding Company;

    (ii) Any person becomes the beneficial owner, directly or indirectly, of 10% or more, but less than 25%, of the outstanding shares of any class of voting stock issued by the Association or the Holding Company, if the Board of Directors of the Association or the Holding Company, or the Office of Thrift Supervision ("OTS"), or other appropriate regulatory authority, has made a determination that such beneficial ownership constitutes or will constitute control of the Association or the Holding Company;

    (iii) Any person (other than the persons named as proxies solicited on behalf of the Board of Directors of the Association or the Holding Company) holds revocable or irrevocable proxies as to the election or removal of two or more directors of the Association or the Holding Company, or for 25% or more of the total number of voting shares of the Association or the Holding Company;

    (iv) The OTS or other appropriate regulatory authority has given the required approval of non-objection to the acquisition or control of the Association or the Holding Company by any person;

    (v) Any person has commenced a tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of 25% or more of the total number of voting shares of the Association or the Holding Company, whether or not the required approval or non-objection for such acquisition has been received from the OTS, or other appropriate regulatory authority, if the Association's or the Holding Company's Board of Directors has made a determination that such action constitutes or will constitute a Change in Control; or

    (vi) During any period of 24 consecutive months, individuals who at the beginning of such period constitute the Association's or the Holding Company's Board of Directors cease for any reason to constitute at least a majority of the Board, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

  11. Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of Senior Vice President/Production Division, he shall be eligible to participate in the Association's long-term disability plan as established by the Board of Directors for employees and management personnel, or any other disability plan which may be established by the Board of Directors for management personnel. Upon returning to active full-time employment, the Executive's full compensation as set forth in the paragraphs of this Agreement entitled "Compensation" and "Discretionary Bonuses" shall be reinstated. In the event that said Executive returns to active employment on other than a full-time basis, then his compensation (as set forth in the paragraph of this Agreement entitled "Compensation") shall be reduced in proportion to the time spent in said employment. However, if he is again unable to perform the duties of Senior Vice President/Production Division hereunder due to illness or other incapacity, he must have been engaged in active full-time employment for at least twelve (12) consecutive months immediately prior to such later absence or inability in order to qualify for the full or partial continuance of his salary under the paragraph entitled "Disability."

  12. Expenses to Enforce Agreement. In the event any dispute shall arise between the Employee and the Association or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Employee in defending against any action taken by the Association or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

  13. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Association and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Association.

  (b) Since the Association is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Association.

  14. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

  15. Applicable Law. This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of South Carolina, except to the extent that Federal law shall be deemed to apply. This Agreement is intended to comply with the requirements of 12 CFR
Section 563.39 and to the extent it conflicts with the provisions of that Section, Section 563.39 shall control. Any payments made to the employee pursuant to this Agreement, or otherwise, shall be subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

  16. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.


  IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

                                FIRST FEDERAL SAVINGS AND LOAN
                                ASSOCIATION OF CHARLESTON



                                By:  /s/ D. Van Smith
                                     Chairman, Board of Directors


                                FIRST FINANCIAL HOLDINGS, INC.



                                By:  /s/ D. Van Smith
                                     Chairman, Board of Directors

ATTEST:


/s/ Marilyn C. Shokes


WITNESS:

/s/ Sonia L. Smith                   /s/ Charles F. Baarcke, Jr.
                                       Charles F. Baarcke, Jr.

                            Exhibit 10.5

                         Employment Agreement
                         with John L. Ott, Jr.

                         EMPLOYMENT AGREEMENT

  THIS AGREEMENT entered into this 1st day of October, 1993 by and between FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHARLESTON, (the "Association"), FIRST FINANCIAL HOLDINGS, INC. (the "Holding Company"), and JOHN L. OTT, JR. (the "Employee").

  WHEREAS, the Employee has heretofore been employed by the Association as Senior Vice President/Funds Acquisition Division and is experienced in all phases of the business of the Association; and

  WHEREAS, the parties desire by this writing to set forth the continued employment relationship of the Association and the Employee;

  NOW THEREFORE, it is AGREED as follows:

  1. Employment. The Employee is employed as the Senior Vice President/Funds Acquisition Division of the Association. The Employee shall render administrative and management services to the Association such as are customarily performed by persons situated in a similar executive capacity. He shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Association. The Employee's other duties shall be such as the Board of Directors may from time to time reasonably direct, including normal duties as an officer of the Association.

  2. Base Compensation. The Association agrees to pay the Employee during the term of this Agreement a salary at the rate of $112,080 per annum, payable in cash not less frequently than monthly. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board of Directors of the Association no less often than annually.

  3. Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other key management personnel of the Association in discretionary bonuses authorized and declared by the Board of Directors of the Association to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses when and as declared by the Board of Directors. Any such bonus shall take into account the Association's current financial condition, operations, and the Board of Directors' evaluation of the performance of the Employee.

  4. (a) Participation in Retirement and Medical Plans. The Employee shall be entitled to participate in any plan of the Association relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Association may adopt for the benefit of its employees.

  (b) Employee Benefits; Expenses. The Employee shall be eligible to participate in any fringe benefits that may be or become applicable to the Association's executive employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Association shall reimburse Employee for all out-of-pocket expenses that Employee shall incur in connection with his services for the Association.

  5. Term. The initial term of employment under this Agreement shall be for the period commencing October 1, 1993 and ending September 30, 1996. The said 36-month period of employment may be extended for an additional 12 full calendar months by action of the Board of Directors at the September, 1994 meeting of the Board of Directors and at each succeeding September meeting of the Board of Directors.

  6. Loyalty; Noncompetition. (a) The Employee shall devote his full time and best efforts to the performance of his employment under this Agreement. During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution.

  (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of three (3) years from the termination of this Agreement, the employee shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Association or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in an area within a fifty (50) mile radius of any office of any subsidiary or affiliate of the Holding Company.

  (c) During the term of this Agreement, nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates of the Holding Company or shall be determined to prevent or limit the right of Employee to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

  (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Association shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

  (e) In the event of violation by Employee of this agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

  7. Standards. The Employee shall perform his duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Boards of Directors of the Association and the Holding Company and its subsidiaries.

  8. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Association shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

  (a) The Employee shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Association, which shall in no event be less than the current policies of the Association.

  (b) The timing of vacations shall be scheduled in a reasonable manner by the Employee. The Employee shall not be entitled to receive any additional compensation from the Association on account of his failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Association.

  (c) In addition to the aforesaid paid vacations, the Employee shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Association for such additional period of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall be entitled to grant to the Employee a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

  (d) In addition, the Employee shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Association. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board of Directors. Upon termination of his employment, the Employee shall not be entitled to receive any additional compensation from the Association for unused sick leave.

  9.  Termination and Termination Pay.

  This Agreement shall be terminated upon the following occurrences:

  (a) The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his death shall have occurred.

  (b) This Agreement may be terminated at any time by a decision of the Board of Directors of the Association for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Association, as the case may be. In the event this Agreement is terminated by the Board of Directors without Just Cause, the Association shall be obligated to continue to pay the Employee his salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

  (c) The Association reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Association shall only be obligated to continue to pay the Employee his salary up to the date of termination.

  (d) (i) If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Association's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and
(g)(1)), the Association's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Association may in its discretion (a) pay the Employee all or part of the compensation withheld while its contract obligations were suspended and (b) reinstate (in whole or in part) any of its obligations that were suspended.

    (ii) If the Employee is removed and/or permanently prohibited from participating in the conduct of the Association's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Association under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

  (e)  the Association is in default (as defined in Section
3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

  (f)  All obligations under this Agreement may be terminated:
(i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Association under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

  (g) If, after a "Change of Control" (as hereinafter defined) of the Association or the Holding Company, the Association shall terminate the employment of the Employee during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Association shall pay to the Employee and provide the Employee, or to his beneficiaries, dependents and estate, as the case may be, with the following:

    (i) The Association shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue
Code of 1986, as amended.

    (ii) During the period of 36 calendar months beginning with the event of termination, the Employee, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Association, including without limitation the Association's pension plan, life insurance and health insurance as if the Employee was still employed during such period under this Agreement.

    (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9(g)(ii) shall not be payable or provided under any such plans to the Employee, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Association as a result of termination of employment, the Association shall itself pay or provide for payment of such benefits and service credit for benefits to the Employee, his dependents, beneficiaries and estate. Any such payment relating to retirement shall commence on a date selected by the Employee which must be a date on which payments under the Association's qualified pension plan or successor plan may commence.

    (iv) If the Employee elects to have benefits commence prior to the normal retirement age under the qualified pension plan or any successor plan maintained by the Association and thereby incurs an actuarial reduction in his monthly benefits under such plan, the Association shall itself pay or provide for payment to the Employee of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

    (v) The Association shall pay all legal fees and expenses which the Employee may incur as a result of the Association's contesting the validity or enforceability of this Agreement that results in a legal judgement in his favor or legal settlement and the Employee shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

    (vi) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Employee offset in any manner the obligations of the Association hereunder.

  10.  Change of Control.       A "Change of Control" shall be
deemed to have occurred, if:

    (i) Any person becomes the beneficial owner, directly or indirectly, of 25% or more of the outstanding shares of any class of voting stock issued by the Association or the Holding Company;

    (ii) Any person becomes the beneficial owner, directly or indirectly, of 10% or more, but less than 25%, of the outstanding shares of any class of voting stock issued by the Association or the Holding Company, if the Board of Directors of the Association or the Holding Company, or the Office of Thrift Supervision ("OTS"), or other appropriate regulatory authority, has made a determination that such beneficial ownership constitutes or will constitute control of the Association or the Holding Company;

    (iii) Any person (other than the persons named as proxies solicited on behalf of the Board of Directors of the Association or the Holding Company) holds revocable or irrevocable proxies as to the election or removal of two or more directors of the Association or the Holding Company, or for 25% or more of the total number of voting shares of the Association or the Holding Company;

    (iv) The OTS or other appropriate regulatory authority has given the required approval of non-objection to the acquisition or control of the Association or the Holding Company by any person;

    (v) Any person has commenced a tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of 25% or more of the total number of voting shares of the Association or the Holding Company, whether or not the required approval or non-objection for such acquisition has been received from the OTS, or other appropriate regulatory authority, if the Association's or the Holding Company's Board of Directors has made a determination that such action constitutes or will constitute a Change in Control; or

    (vi) During any period of 24 consecutive months, individuals who at the beginning of such period constitute the Association's or the Holding Company's Board of Directors cease for any reason to constitute at least a majority of the Board, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

  11. Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of Senior Vice President/Funds Acquisition Division, he shall be eligible to participate in the Association's long-term disability plan as established by the Board of Directors for employees and management personnel, or any other disability plan which may be established by the Board of Directors for management personnel. Upon returning to active full-time employment, the Executive's full compensation as set forth in the paragraphs of this Agreement entitled "Compensation" and "Discretionary Bonuses" shall be reinstated. In the event that said Executive returns to active employment on other than a full-time basis, then his compensation (as set forth in the paragraph of this Agreement entitled "Compensation") shall be reduced in proportion to the time spent in said employment. However, if he is again unable to perform the duties of Senior Vice President/Funds Acquisition Division hereunder due to illness or other incapacity, he must have been engaged in active full-time employment for at least twelve (12) consecutive months immediately prior to such later absence or inability in order to qualify for the full or partial continuance of his salary under the paragraph entitled "Disability."

  12. Expenses to Enforce Agreement. In the event any dispute shall arise between the Employee and the Association or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Employee in defending against any action taken by the Association or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

  13. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Association and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Association.

  (b) Since the Association is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Association.

  14. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

  15. Applicable Law. This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of South Carolina, except to the extent that Federal law shall be deemed to apply. This Agreement is intended to comply with the requirements of 12 CFR
Section 563.39 and to the extent it conflicts with the provisions of that Section, Section 563.39 shall control. Any payments made to the employee pursuant to this Agreement, or otherwise, shall be subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

  16. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.


  IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

                                FIRST FEDERAL SAVINGS AND LOAN
                                ASSOCIATION OF CHARLESTON



                                By:  /s/ D. Van Smith
                                     Chairman, Board of Directors


                                FIRST FINANCIAL HOLDINGS, INC.



                                By:  /s/ D. Van Smith
                                     Chairman, Board of Directors

ATTEST:


/s/ Marilyn C. Shokes


WITNESS:

/s/ Joyce Ferguson                   /s/ John L. Ott, Jr.
                                       John L. Ott, Jr.

                                EXHIBIT 22

                       Subsidiaries of the Registrant

PARENT

First Financial Holdings, Inc.

                               Percentage  Jurisdiction or State
Subsidiaries (a)              of Ownership   of Incorporation

First Federal Savings and Loan    100%          United States
 Association of Charleston

Peoples Federal Savings and       100%          United States
 and Loan Association

Charleston Financial Services (b) 100%          South Carolina

The Carolopolis Corporation (b)   100%          South Carolina

Magrath Insurance Agency, Inc.(c) 100%          South Carolina

Coastal Carolina Corporation (c)  100%          South Carolina



(a) The operations of the Company's wholly-owned subsidiaries are included in the Company's consolidated financial statements.

(b) Second-tier subsidiaries of the Registrant. Wholly-owned by First Federal.

(c)  Became second-tier subsidiaries of the Registrant on October
     9, 1992.  Wholly-owned by Peoples Federal.

EXHIBIT 23

INDEPENDENT ACCOUNTANTS CONSENT

The Board of Directors
First Financial Holdings, Inc.

We consent to incorporation by reference in registration statements No. 33-55067 and 33-57855 on Form S-8s of First Financial Holdings, Inc. of our report dated October 27, 1995, relating to the consolidated balance sheets of First Financial Holdings, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995, which report appears in the September 30, 1995 annual report on Form 10-K of First Financial Holdings, Inc. Our report refers to the fact that in 1993 First Financial Holdings, Inc. changed its method of accounting for income taxes, for debt and equity securities and for postretirement benefits other than pensions.


                                        KPMG PEAT MARWICK LLP




Greenville, South Carolina
December 26, 1995