Form 10-Q
period 1995-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1996-02-14
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 1995
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to

                    Commission File Number:  0-17122

                     FIRST FINANCIAL HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                              57-0866076
(State or other             (I.R.S. Employer Identification No.)
jurisdiction of incorporation
or organization)

34 Broad Street, Charleston, South Carolina                29401
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

            Class                      Outstanding Shares at
        Common Stock                     January 31, 1996
       $.01 Par Value                        6,330,453

                      FIRST FINANCIAL HOLDINGS, INC.


                                   INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition        1
     at December 31, 1995 and September 30, 1995

     Consolidated Statements of Income for the Three       2
     Months Ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the       3-4
     Three Months Ended December 31, 1995 and 1994

     Notes to Financial Statements                       5-7

     Management's Discussion and Analysis of Results    8-16
     of Operations and Financial Condition

PART II - OTHER INFORMATION                            17-18

SIGNATURES                                                19



                             SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                      FIRST FINANCIAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      December 31,     September 30,
                                                                        1995               1995

                                                                         (Amounts in thousands)
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                             $   29,559      $    24,486
Investments held to maturity (market value of $34,644 and $68,687)        34,395           68,154
Investments available for sale, at fair value                             71,499           39,831
Investment in capital stock of Federal Home Loan Bank, at cost            12,538           11,982
Loans receivable, net                                                  1,119,670        1,083,367
Loans held for sale                                                       12,592
Mortgage-backed securities held to maturity (market value of $18,844)                      18,361
Mortgage-backed securities available for sale, at fair value             100,028           82,765
Accrued interest receivable                                                9,825            9,275
Office properties and equipment, net                                      15,282           15,058
Real estate and other assets acquired in settlement of loans               2,909            3,143
Other assets                                                               8,311            8,926
Total assets                                                         $ 1,416,608      $ 1,365,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposit accounts                                                     $1,057,188      $ 1,074,313
 Advances from Federal Home Loan Bank                                    179,907          107,853
 Securities sold under agreements to repurchase                           43,010           44,504
 Long-term debt                                                           19,763           19,763
 Advances by borrowers for taxes and insurance                             3,524            6,872
 Other                                                                    18,590           20,634
Total liabilities                                                      1,321,982        1,273,939

Stockholders' equity:
 Serial preferred stock, authorized 3,000,000 shares--
    none issued
    Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,895,064 and 6,884,438 shares at
    December 31, 1995 and September 30, 1995, respectively                    69               69
 Additional paid-in capital                                               23,876           23,776
 Retained income, substantially restricted                                74,310           72,814
 Unrealized net gain (loss) on securities available for sale,
    net of income tax                                                      1,557              (74)
 Treasury stock at cost, 579,062 and 578,534 shares at
    December 31, 1995 and September 30, 1995, respectively                (5,186)          (5,176)
Total stockholders' equity                                                94,626           91,409
Total liabilities and stockholders' equity                          $  1,416,608     $  1,365,348


The accompanying notes are an integral part of the statements.

                       FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended
                                                               December 31,
                                                            1995         1994
                                                         (Amounts in thousands,
                                                       except per share amounts)
                                                               (Unaudited)

INTEREST INCOME
 Interest on loans and mortgage-backed securities         $24,593      $20,570
 Interest and dividends on investments                      1,316        1,313
 Other                                                        647          469
Total interest income                                      26,556       22,352
INTEREST EXPENSE
 Interest on deposits                                      12,854       10,906
 Interest on borrowed money                                 3,090        1,374
Total interest expense                                     15,944       12,280
NET INTEREST INCOME                                        10,612       10,072
Provision for loan losses                                     305          107
Net interest income after provision for loan losses        10,307        9,965

OTHER INCOME
 Loan servicing fees                                          302          328
 Service charges and fees on deposit accounts               1,145          974
 Real estate operations, net                                  (89)         (90)
 Other                                                        989          711
Total other income                                          2,347        1,923

GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and employee benefits                             4,291        4,406
 Occupancy costs                                              794          755
 Marketing                                                    333          306
Depreciation, amortization, rental and maintenance
    of equipment                                              605          590
 FDIC insurance premiums                                      654          620
 Other                                                      2,049        1,699
Total general and administrative expenses                   8,726        8,376

Income before income taxes                                  3,928        3,512
Income tax expense                                          1,423        1,315
NET INCOME                                                $ 2,505      $ 2,197

NET INCOME PER COMMON SHARE                               $   .40      $   .35

Cash dividends                                            $   .16      $   .14

Weighted average shares outstanding                         6,308        6,271


The accompanying notes are an integral part of the statements.

                       FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                               December 31,
                                                            1995         1994
                                                         (Amounts in thousands)
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                               $  2,505     $  2,197
Adjustments to reconcile net income to net
    cash provided by operating activities
 Depreciation                                                 446          437
 Gain on sale of investments, net                              (5)
 (Gain) loss on sale of property and equipment, net            (1)           4
 Gain on sale of real estate owned, net                       (28)         (72)
 Amortization of unearned discounts/premiums on
    investments                                               101           (5)
 (Increase) decrease in deferred loan fees and discounts       33         (119)
 Decrease in receivables and prepaid expenses                  65          829
 Provision for loan losses                                    305          107
 Write downs of real estate acquired in
   settlement of loans                                                      60
 Origination of loans held for sale                       (12,592)
 Decrease in accounts payable and accrued expenses         (2,884)      (2,005)
Net cash provided by (used in) operating activities       (12,055)       1,433

INVESTING ACTIVITIES
Proceeds from maturity of investments                       7,000        5,099
Proceeds from sale of investments                           3,977
Proceeds, at par, of redemption of mutual funds
 available for sale                                           500
Principal collected on investments                             26           51
Purchases of investments                                   (8,934)      (5,941)
Increase in loans, net                                    (31,445)     (19,395)
Increase in credit card receivables                        (1,189)      (1,041)
Purchases of loans and loan participations                 (4,417)        (813)
Repayments on mortgage-backed securities                    3,874        2,369
Purchases of mortgage-backed securities                    (1,436)      (3,579)
Proceeds from the sales of real estate owned                  674          959
Net purchase of office properties and equipment              (670)        (603)
Net cash used in by investing activities                  (32,040)     (22,894)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts               (17,125)       7,405
Proceeds from FHLB advances                                99,554       71,900
Repayment of FHLB advances                                (27,500)     (46,500)
Increase (decrease) of securities sold under
 agreements to repurchase                                  (1,494)       1,679
Decrease in funds held for others                          (3,348)      (3,242)
Proceeds from sale of common stock                            100           83
Dividends paid                                             (1,009)        (877)
Treasury stock purchased                                      (10)
Net cash provided by financing activities                  49,168       30,448
Net increase in cash and cash equivalents                   5,073        8,987
Cash and cash equivalents at beginning of period           24,486       23,568
Cash and cash equivalents at end of period               $ 29,559     $ 32,555
Supplemental disclosures:
 Cash paid during the period for:
    Interest                                             $ 20,145     $ 15,504
    Income taxes                                              308          408
 Loans foreclosed                                             389          367
 Unrealized net gain (loss) on securities
    available for sale, net of income tax                   1,631       (1,473)
 Transfers of securities held to maturity
    to available for sale                                  50,185

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

Earnings per Share

   Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,307,817 for the quarter ended December 31, 1995 as compared to 6,270,525 for the quarter ended December 31, 1994.

Adoption of SFAS 114 and SFAS 118

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS 114 is required for fiscal years beginning after December 15, 1994.

   The FASB also issued Standard No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," ("SFAS 118") that amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. SFAS 118 is to be implemented concurrently with SFAS 114.

   On October 1, 1995, the provisions of SFAS 114 and 118 were adopted. The adoption required no increase to the allowance for loan losses and had no impact on net income in the first quarter of 1996. The Company reclassified amounts of in-substance foreclosures to non-accrual loans for consistency in treatment.

   A loan is also considered impaired if its terms are modified in a troubled debt restructuring after October 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

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

   Securities are designated as held to maturity if the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income in the Consolidated Statement of Operations.

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

   Securities designated as available for sale are recorded at market value. Changes in the market value of debt and equity securities available for sale are included in shareholders' equity as unrealized gains or losses net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations of the Company. Realized gains or losses on available for sale securities are computed on the specific identification basis.

Securities Sold Under Agreements to Repurchase

   The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability and securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

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

GENERAL

   The Company recorded net income of $2.5 million, or $.40 per share, for the first quarter of fiscal 1996, compared with $2.2 million, or $.35 per share earned in the first quarter of fiscal 1995. Growth in net interest income and increases in other revenues were contributing factors to the improvement. Net interest income in the December 1995 quarter totaled $10.6 million compared with $10.1 million one year ago. The increase was primarily attributable to an increase of $132.0 million in average earning assets in the current quarter compared with the December 1994 quarter. The net interest margin in the first quarter of fiscal 1996 was 3.15% compared with 3.31% in the comparable quarter in fiscal 1995. Other income increased to $2.3 million in the first quarter, up 22.0% from the comparable quarter.

   Federal budget negotiations continue to leave Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") reforms unsettled, even though there is no opposition from the Clinton administration or Congress to the deposit insurance sections of the balanced budget proposals. There continues to be little doubt that a special assessment of approximately 80 basis points on SAIF deposits will be enacted
sometime in 1996.   There have been discussions recently of
providing separate legislation for the banking-related matters should the budget impasse continue. In the interim well-capitalized SAIF-insured institutions, such as First Federal and Peoples Federal, continue to pay deposit insurance premiums of $.23 per $100 of deposits on an annual basis while well-capitalized BIF-insured institutions are subject currently to no premiums other than a statutory fee of $2,000 per year. A reduction in deposit insurance premiums of SAIF-insured institutions is not expected to occur until the SAIF fund is replenished by a special assessment. Based on assessable deposits as of March 31, 1995, a special assessment of 80 basis points would result in an expense of $6.3 million and $2.3 million, before tax, for First Federal and Peoples Federal, respectively. Using the Company's effective tax rate in 1995 and assuming the deductibility of the expense, an after-tax combined charge of $5.5 million would result. During the first quarter of fiscal 1996, SAIF premium expenses of $654 thousand were recorded by the Associations based on current premium rates charged to SAIF-insured well-capitalized institutions. For further discussion of these issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization Proposal" in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled $1.4 billion at December 31, 1995. During the quarter assets increased $51.3 million, or 15.0% on an annualized basis, principally as a result of net growth of $48.9 million in loans receivable and loans held for sale.

Cash, Investment Securities and Mortgage-backed Securities

   Cash, deposits in transit and interest-bearing deposits increased $5.1 million during the three months and totaled $29.6 million at December 31, 1995. Investments held to maturity declined by $33.8 million while investments available for sale increased $31.7 million. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that permitted an enterprise to reassess the appropriateness of the classifications of all securities held upon the initial adoption of the Special Report provided that such reassessment and any resulting reclassification be completed no later than December 31, 1995. Any reclassifications from the held to maturity category resulting from this one-time reassessment will not call into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company evaluated its investment position with respect to securities classified as held to maturity in light of this new guidance on implementation. Investment securities totaling $32.2 million were reclassified from held to maturity to available for sale during the quarter.

   The Company's investments and other interest-earning deposits continue to be comprised primarily of U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the quarter purchases of investments totaled $8.9 million. Maturities and sales of investments totaled $11.5 million during the quarter.

   Mortgage-backed securities totaled $100.0 million at December 31, 1995. As mentioned above, the Company evaluated its investment position with respect to mortgage-backed securities held to maturity as allowed under the provisions of the Special Report of the FASB and reclassified $18.0 million to available for sale. All mortgage-backed securities of the Company are currently classified as available for sale.

Loans Receivable

   Loans receivable totaled $1.1 billion at December 31, 1995, increasing $36.3 million from September 30, 1995. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $74.3 million (net of refinances) in mortgage loans, $12.2 million in consumer loans and $6.3 million in commercial business loans during the three months ending December 31, 1995. Included in mortgage loan originations were $12.6 million in loans originated for sale. The Company also purchased $4.4 million in loans from correspondent originators.

   Due to present market conditions, the Company has limited growth in loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                             Dec. 31,      Sept. 30,    Dec. 31,
                               1995          1995         1994
Residential (1-4 family)   $  748,172    $  698,442   $  604,655
Other residential              56,685        57,269       58,904
Land and lots                  27,163        24,294       22,087
Commercial real estate        186,932       187,195      192,255
Home equity lines of credit    43,810        43,852       46,680
Consumer                       72,680        70,729       65,354
Commercial business            28,844        27,825       24,521
  Total gross loans        $1,164,286    $1,109,606   $1,014,456

   As the above table indicates, gross loan balances increased $54.7 million during the current quarter principally due to growth in single family loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $42.3 million at December 31, 1995, compared to $40.2 million at September 30, 1995. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $89.1 million as of December 31, 1995 compared to $89.4 million at September 30, 1995.

   The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. Less than 1% of total gross loans are secured by property or collateral located outside South Carolina. In an effort to expand mortgage lending operations and improve earning asset growth the Company began originating mortgage loans in other markets in 1995. The Company utilizes its existing mortgage loan products and programs in establishing correspondent relationships with other lenders.

Asset Quality

   The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                             Dec. 31,      Sept. 30,    Dec. 31,
                               1995          1995         1994
Non-accrual loans            $ 7,013       $ 7,709      $ 5,081
Loans 90 days or more
  past due (1)                   465           816        4,656
Renegotiated loans            10,936        11,103       11,888
Real estate and other
  assets acquired in
  settlement of loans          2,910         3,144        2,666
     Total                   $21,324       $22,772      $24,291

As a percent of net loans
  and real estate owned        1.88%         2.10%        2.46%
As a percent of total assets   1.51%         1.67%        1.91%

(1) The Company continues to accrue interest on these loans.

   Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                             Dec. 31,      Sept. 30,    Dec. 31,
                               1995          1995         1994
Residential (1-4 family)     $1,960        $2,087       $2,529
Other residential                                        3,161
Land and lots                 1,254         2,375          951
Commercial real estate        2,260         2,292        1,831
Home equity lines of credit      22            22           17
Consumer                        167           233          113
Commercial business           1,815         1,516        1,135
  Total                      $7,478        $8,525       $9,737

   Loans on non-accrual and loans 90 days or more delinquent totaled $7.5 million at December 31, 1995, declining $1.0 million during the first quarter of fiscal 1996 primarily due to the deletion of two loans totaling $1.1 million secured by residential lots in a resort development.

Allowance for Loan Losses

   The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

   The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at December 31, 1995 and September 30, 1995 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                 December 31, 1995                   September 30, 1995
                                      Gross          % of                 Gross        % of
                                      Loan        Allowance               Loan      Allowance
                       Allowance     Balance     to Balance  Allowance   Balance  to Balance
Residential loans:
  1-4 family           $ 2,388     $  748,172         .32%    $ 2,177  $  698,442     .31%
  Other                  1,746         56,685        3.08       1,564      57,269    2.73
Land and lot loans       1,166         27,163        4.29       1,085      24,294    4.47
Commercial real estate   3,481        186,932        1.86       4,049     187,195    2.16
Commercial business        928         28,844        3.22         715      27,825    2.57
Consumer loans           1,091        116,490         .94       1,047     114,581     .91
  Total                $10,800     $1,164,286         .93     $10,637  $1,109,606     .96


      The following table provides a summary of activity in the allowance for loan losses for the first quarter of fiscal 1995
(amounts in thousands).

                              Balance                               Balance
                             Sept. 30            Charge-            Dec. 31
                               1995   Additions   offs   Recoveries   1995

Real estate                 $ 8,875      $(84)     $ 17     $  7   $ 8,781
Commercial business             715       191         3       25       928
Consumer                      1,047       198       158        4     1,091
  Total                     $10,637      $305      $178     $ 36   $10,800

   At December 31, 1995, impaired loans totaled $3.6 million.
Included in the allowance for loan losses is $652 thousand related to $2.3 million of impaired loans. The rest of the impaired loans are recorded at or below fair value.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                          December 31, 1995     September 30, 1995     December 31, 1994
                                       % of                   % of                  % of
                           Balance    Total      Balance     Total      Balance    Total
Checking accounts       $  119,999    11.35%   $  117,149    10.90%   $  114,569   10.70%
Passbook, statement and
  other accounts           122,070    11.55       125,588    11.69       141,627   13.23
Money market funds         128,804    12.18       131,225    12.22       141,160   13.19
Certificate accounts       686,315    64.92       700,351    65.19       673,020   62.88
  Total deposits        $1,057,188   100.00%   $1,074,313   100.00%   $1,070,376  100.00%


   Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits declined $17.1 million during the three months ending December 31, 1995, partially as a result of the maturity of $11.0 million in wholesale certificate of deposits.

   Primarily as a result of growth in loans receivable during the quarter and the utilization of FHLB advances as a primary source of net new funds, total borrowings increased $70.6 million to total $242.7 million as of December 31, 1995. Approximately $178.5 million in FHLB advances mature within one year from December 31, 1995. Securities sold subject to repurchase of $43.0 million mature within three months of December 31, 1995.

Stockholders' Equity

   Stockholders' equity increased $3.2 million during the first quarter of fiscal 1996 to total $94.6 million at December 31, 1995. The Company's capital ratio, total capital to total assets, was 6.68% at December 31, 1995, compared to 6.69% at September 30, 1995. During the quarter, the Company increased its cash dividends to $.16 per share compared with $.14 per share in the most recent period.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1995, both subsidiaries were categorized as "well-capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 1995:

                             First Federal      Peoples Federal

                                   Percent of         Percent of
                            Amount   Assets    Amount   Assets
                                  (Amounts in thousands)

Tangible capital           $73,258    7.21%   $27,489    7.11%
Tangible capital
  requirement               15,251    1.50      5,795    1.50
Excess                     $58,007    5.71%   $21,694    5.61%

Core capital               $73,258    7.21%   $27,489    7.11%
Core capital requirement    30,503    3.00     11,592    3.00
Excess                     $42,755    4.21%   $15,897    4.11%

Risk-based capital(a)      $79,212   11.43%   $27,489   13.37%
Minimum risk-based
  capital requirement(a)    55,460    8.00     16,443    8.00
Excess(a)                  $23,752    3.43%   $11,046    5.37%

____________________________
(a)  Based on total risk-weighted assets.

   For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10K for the fiscal year ending September 30, 1995.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 6.48% for the current three months compared to 7.30% for the comparable period in fiscal 1995. Peoples Federal's average liquidity ratio was 7.55% during the present three months compared with 10.37% in the prior period.

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

   During the current quarter the Company experienced a net cash outflow from investing activities of $32.0 million, consisting principally of loans originated and purchased for investment, offset by principal payments on loans and mortgage-backed securities. The Company experienced cash outflows of $12.1 million from operating activities principally as a result of $12.6 million in loans originated for sale. Financing activities resulted in cash inflows of $49.2 million, consisting principally of $72.1 million in FHLB advances offset by a $17.1 million decrease in deposit balances.

Parent Company Liquidity

   As a holding company, First Financial conducts its business through its subsidiaries. First Financial issued $20.3 million in senior notes of the Company in September 1992 principally for the purpose of acquiring Peoples Federal. Potential sources for First Financial's payment of principal and interest on the notes include: (i) dividends from First Federal and Peoples Federal;
(ii) existing cash reserves and sales of marketable investment securities; and (iii) interest on investment assets.

   The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of December 31, 1995, First Financial had cash reserves and marketable securities of $10.9 million.
   First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Dividend Limitations" in the Company's 10K for the fiscal year ending September 30, 1995.

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

   The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                        December 31, September 30, December 31,
                            1995          1995         1994

Interest-earning assets
  maturing or repricing
  within one year        $875,261      $874,889     $864,404
Interest-bearing
  liabilities maturing
  or repricing within
  one year                934,621       875,742      731,366
Cumulative gap           $(59,360)     $   (853)    $133,038

Gap as a percent of
  total assets             (4.19%)        (.06%)      10.45%

   The Company's one year gap as a percent of total assets declined from (.06)% to (4.19)% during the current three months. One year ago, the Company's one year gap as a percent of total assets was 10.45%. The change from one year ago is principally due to the retention of fixed-rate loans originated by the Company throughout the period. A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would increase if market rates declined. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest sensitive assets and interest sensitive liabilities. The Company generally considers plus or minus 10% of assets to be its preferred gap position.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 1995 AND 1994


Net Interest Income

   First Financial's net interest income for the three months ending December 31, 1995 was $10.6 million compared with $10.1 million for the comparable quarter in fiscal 1995. The gross interest margin declined from 3.04% in the prior quarter to 2.82% in the current quarter and reflects an increase of .75% between the two comparable periods in the Company's average cost of funds which was only partially offset by a .53% increase in the Company's yield on earning assets.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                Quarter Ending December 31,
                               1995                  1994
                         Average   Average    Average   Average
                         Balance Yield/Rate   Balance Yield/Rate
Loans and mortgage-
  backed securities       $1,222,060   7.98%    $1,091,918   7.47%
Other interest-earning
  assets                     125,613   6.20        123,774   5.71
Total interest-earning
  assets                  $1,347,673   7.82%    $1,215,692   7.29%

Deposits                  $1,069,886   4.77%    $1,057,769   4.09%
Borrowings                   197,003   6.23         88,084   6.19
Total interest-bearing
  liabilities             $1,266,889   5.00%    $1,145,853   4.25%

Gross interest margin                  2.82%                 3.04%

Net interest margin                    3.15%                 3.31%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                   Quarter Ending December 31,
                                        1995 versus 1994

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $2,558     $1,465     $4,023
  Investments and other
     interest-earning assets          27        154        181
Total interest income              2,585      1,619      4,204

Interest expense:
  Deposit accounts                   126      1,822      1,948
  Borrowings                       1,707          9      1,716
Total interest expense             1,833      1,831      3,664
  Net interest income             $  752     $ (212)    $  540


   Total interest income for the current quarter of $26.6 million represents growth of $4.2 million from the comparative quarter in fiscal 1995. Average balances of earning assets increased $132.0 million during the current quarter compared to the December 1994 quarter. Average yields on loans and mortgage-backed securities increased by 51 basis points and the average yield on all other earning assets increased 49 basis points.

   Total interest expense increased $3.7 million during the current quarter, with average interest-bearing liability balances increasing by $121.0 million. The average cost of deposits increased 68 basis points while the average cost of borrowings increased 4 basis points. The Company's overall cost of funds increased 75 basis points to 5.00% from 4.25% in the prior period.

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $305 thousand, compared to $107 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $142 thousand compared with $146 thousand in the comparable quarter in fiscal 1995. Total loan loss reserves as of December 31, 1995 and 1994 were $10.8 million and $10.7 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .96% and 1.09% at December 31, 1995 and 1994, respectively.

Other Income/General and Administrative Expenses

   Loan servicing fee income declined $26 thousand in the current quarter, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $171 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the December 1994 quarter.

   Other income increased $278 thousand, or 39.1%, in the current quarter. Commissions from sales of insurance products increased $140 thousand, or 51.0% from the December 1994 quarter.
During fiscal 1995 Magrath Insurance Agency, a subsidiary of
Peoples Federal, purchased an additional agency in Lake City, South Carolina.

   General and administrative expenses increased $350 thousand during the current quarter. Operating expense increases in the current quarter were primarily attributable to a non-recurring loss of approximately $348 thousand related to a deposit account.
Excluding the non-recurring expense, the total of general and administrative expenses would have been consistent with the comparable quarter ended December 31, 1994. General and administrative expenses as a percentage of average assets declined from 2.66% in the December 31, 1994 quarter to 2.51% in the current quarter. Salaries and employee benefits declined
$115 thousand while other operating expenses increased moderately.

Income Tax Expense

   During the current quarter, the Company's effective tax rate was 36.2% compared to 37.4% in the comparable quarter. The actual tax provision of $1.4 million resulted in an increase of $108 thousand from the prior period.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

   For a comprehensive discussion of regulatory and accounting issues, refer to "Regulation of the Associations" in the Company's 10K for the fiscal year ending September 30, 1995.

   The Company adopted Statement of Financial Accounting
Standards No. 122, "Accounting for Mortgage Servicing Rights," on
October 1, 1995. This rule allows financial institutions to capitalize servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to the Company's adoption, originated mortgage servicing rights would not have been recognized. The Company had no material amounts of loan sales in the first quarter of fiscal
1996.

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

Item 4 - Submission of Matters to a Vote of Security Holders

   The following proposals were submitted to the Company's stockholders at the annual meeting on January 24, 1996. The proposals were approved by a vote of the stockholders.

Proposal I:  Election of Directors

James C. Murray
D. Dent Sharples
D. Van Smith


Item 5 - Other Information

None

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

  (3.1)     Certificate of Incorporation, as amended, of Registrant
            (1)

  (3.2)     Bylaws, as amended, of Registrant (2)

    (4)     Indenture, dated September 10, 1992, with respect to the
            Registrant's 9.375% Senior Notes, due September 1, 2002
            (3)

 (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan
            Association of Charleston and Peoples Federal Savings and
            Loan Association of Conway (3)

 (10.2)     Employment Agreement with A. L. Hutchinson, Jr., as
            amended  (4)

 (10.3)     Employment Agreement with A. Thomas Hood, as amended  (4)

 (10.4)     Employment Agreement with Charles F. Baarcke, Jr.  (4)

 (10.5)     Employment Agreement with John L. Ott, Jr.  (4)

 (10.6)     1990 Stock Option and Incentive Plan (5)

 (10.7)     1994 Outside Directors Stock Options-for-Fees Plan (6)

 (10.8)     1994 Employee Stock Purchase Plan (6)

   (22)     Subsidiaries of the Registrant  (4)
____________
(1)  Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended December
     31, 1993
(2)  Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended March
     31, 1995
(3)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-55067
(4)  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(5)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-57855
(6)  Incorporated by reference to the Registrant's Proxy
     Statement for the Annual Meeting of Stockholders held on
     January 25, 1995

There were no reports on Form 8-K filed during the quarter ended
December 31, 1995.

                      FIRST FINANCIAL HOLDINGS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  First Financial Holdings, Inc.


Date:  February 13, 1996          By:  /s/ A. Thomas Hood
                                        A. Thomas Hood
                                        Executive Vice President
                                        Treasurer
                                        Principal Financial
                                           Officer
                                        Duly Authorized
                                           Representative




