Form 10-Q
period 1996-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1996-05-14
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996
                                   OR
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

            Class                      Outstanding Shares at
        Common Stock                      April 30, 1996
       $.01 Par Value                        6,367,484

                      FIRST FINANCIAL HOLDINGS, INC.


                                   INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition
     at March 31, 1996 and September 30, 1995              1

     Consolidated Statements of Income for the Three       2
     Months Ended March 31, 1996 and 1995

     Consolidated Statements of Income for the Six
     Months Ended March 31, 1996 and 1995                  3

     Consolidated Statements of Cash Flows for the
     Six Months Ended March 31, 1996 and 1995              4

     Notes to Financial Statements                         5

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                11

PART II - OTHER INFORMATION                               28

SIGNATURES                                                31



                             SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                      FIRST FINANCIAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                March 31,        September 30,
                                                                                   1996               1995
                                                                                    (Amounts in thousands)
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                      $   30,589         $   24,486
Investments held to maturity (market value of $35,504 and $68,687)                 35,547             68,154
Investments available for sale, at fair value                                      67,776             39,831
Investment in capital stock of Federal Home Loan Bank, at cost                     13,513             11,982
Loans receivable, net                                                           1,167,477          1,083,367
Mortgage-backed securities held to maturity (market value of $18,844)                                 18,361
Mortgage-backed securities available for sale, at fair value                       95,888             82,765
Accrued interest receivable                                                        10,014              9,275
Office properties and equipment, net                                               15,680             15,058
Real estate and other assets acquired in settlement of loans                        2,606              3,143
Other assets                                                                       10,072              8,926
Total assets                                                                   $1,449,162         $1,365,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                                             $1,064,047         $1,074,313
  Advances from Federal Home Loan Bank                                            205,407            107,853
  Securities sold under agreements to repurchase                                   39,651             44,504
  Long-term debt                                                                   19,763             19,763
  Advances by borrowers for taxes and insurance                                     4,985              6,872
  Other                                                                            19,551             20,634
Total liabilities                                                               1,353,404          1,273,939

Stockholders' equity:
 Serial preferred stock, authorized 3,000,000 shares--
    none issued
    Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,956,378 and 6,884,438 shares at
    March 31, 1996 and September 30, 1995, respectively                                70                 69
 Additional paid-in capital                                                        24,335             23,776
 Retained income, substantially restricted                                         76,214             72,814
 Unrealized net gain (loss) on securities available for sale,
    net of income tax                                                                 552                (74)
 Treasury stock at cost, 590,437 and 578,534 shares at March 31, 1996 and
    September 30, 1995, respectively                                               (5,413)            (5,176)
Total stockholders' equity                                                         95,758             91,409
Total liabilities and stockholders' equity                                   $  1,449,162    $     1,365,348


The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     1996              1995
                                                                                     (Amounts in thousands,
                                                                                    except per share amounts)
                                                                                           (Unaudited)
INTEREST INCOME
  Interest on loans and mortgage-backed securities                                 $25,421            $21,293
  Interest and dividends on investments                                              1,318              1,365
  Other                                                                                742                572
Total interest income                                                               27,481             23,230
INTEREST EXPENSE
  Interest on deposits                                                              12,380             11,602
  Interest on borrowed money                                                         3,838              1,923
Total interest expense                                                              16,218             13,525
NET INTEREST INCOME                                                                 11,263              9,705
Provision for loan losses                                                              420                 26
Net interest income after provision for loan losses                                 10,843              9,679

OTHER INCOME
  Loan servicing fees                                                                  294                315
  Service charges and fees on deposit accounts                                       1,126                927
  Real estate operations, net                                                            9                (73)
  Other                                                                              1,045                883
Total other income                                                                   2,474              2,052

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                                                     4,556              4,364
  Occupancy costs                                                                      798                718
  Marketing                                                                            286                238
Depreciation, amortization, rental and maintenance
    of equipment                                                                       624                595
  FDIC insurance premiums                                                              644                637
  Other                                                                              1,827              1,805
Total general and administrative expenses                                            8,735              8,357

Income before income taxes                                                           4,582              3,374
Income tax expense                                                                   1,665              1,243
NET INCOME                                                                         $ 2,917            $ 2,131

NET INCOME PER COMMON SHARE                                                        $   .46            $  0.34

Cash dividends                                                                     $   .16            $  0.14

Weighted average shares outstanding                                                  6,332              6,277


The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                    1996              1995
                                                                                    (Amounts in thousands,
                                                                                   except per share amounts)
                                                                                          (Unaudited)
INTEREST INCOME
  Interest on loans and mortgage-backed securities                                $50,014            $41,863
  Interest and dividends on investments                                             2,634              2,678
  Other                                                                             1,389              1,041
Total interest income                                                              54,037             45,582
INTEREST EXPENSE
  Interest on deposits                                                             25,234             22,508
  Interest on borrowed money                                                        6,928              3,297
Total interest expense                                                             32,162             25,805
NET INTEREST INCOME                                                                21,875             19,777
Provision for loan losses                                                             725                133
Net interest income after provision for loan losses                                21,150             19,644

OTHER INCOME
  Loan servicing fees                                                                 596                643
  Service charges and fees on deposit accounts                                      2,271              1,901
  Real estate operations, net                                                         (80)              (163)
  Other                                                                             2,034              1,594
Total other income                                                                  4,821              3,975

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                                                    8,847              8,770
  Occupancy costs                                                                   1,592              1,473
  Marketing                                                                           619                544
  Depreciation, amortization, rental and maintenance
    of equipment                                                                    1,229              1,185
  FDIC insurance premiums                                                           1,298              1,257
  Other                                                                             3,876              3,504
Total general and administrative expenses                                          17,461             16,733

Income before income taxes                                                          8,510              6,886
Income tax expense                                                                  3,088              2,558

NET INCOME                                                                        $ 5,422            $ 4,328

NET INCOME PER COMMON SHARE                                                       $  0.86            $  0.69

Cash dividends                                                                    $  0.32            $  0.28

Weighted average shares outstanding                                                 6,320              6,274

The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                    1996               1995
                                                                                   (Amounts in thousands)
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net income                                                                       $  5,422           $  4,328
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                                        908                869
  Gain on sale of investments, net                                                    (32)               (20)
  Loss on sale of property and equipment, net                                                              6
  Gain on sale of real estate owned, net                                              (78)               (80)
  Amortization of unearned discounts/premiums on investments                           52                (27)
  Increase (decrease) in deferred loan fees and discounts                             113               (191)
  Increase in receivables and prepaid expenses                                     (1,885)            (1,386)
  Provision for loan losses                                                           725                133
  Write downs of real estate acquired in settlement of loans                           41                116
  Increase (decrease) in accounts payable and accrued expenses                     (1,464)               594
Net cash provided by operating activities                                           3,802              4,342
INVESTING ACTIVITIES
Proceeds from maturity of investments held to maturity                             15,489              7,000
Principal collected on investments                                                    182                380
Proceeds from sales of investments                                                  6,963              6,418
Purchases of investments                                                          (19,087)           (16,633)
Increase in loans, net                                                            (76,653)           (40,556)
Net increase in credit card receivables                                              (580)              (554)
Purchase of loans                                                                  (8,600)              (813)
Repayment on mortgage-backed securities                                             9,846              5,102
Purchases of mortgage-backed securities                                            (4,238)            (3,579)
Proceeds from the sales of real estate owned                                        1,660              1,911
Net purchase of office properties and equipment                                    (1,530)            (1,546)
Net cash used in investing activities                                             (76,548)           (42,870)
FINANCING ACTIVITIES
Net decrease in deposit accounts                                                  (10,266)            (6,051)
Proceeds from FHLB advances                                                       128,054             63,300
Repayment of FHLB advances                                                        (30,500)           (22,000)
Net purchase (repurchase) of securities sold under agreements to
  repurchase                                                                       (4,853)            11,216
Decrease in funds held for others                                                  (1,887)            (1,940)
Proceeds from sale of common stock                                                    560                298
Dividends paid                                                                     (2,022)            (1,758)
Treasury stock purchased                                                             (237)              (314)
Net cash provided by financing activities                                          78,849             42,751
Net increase in cash and cash equivalents                                           6,103              4,223
Cash and cash equivalents at beginning of period                                   24,486             23,568
Cash and cash equivalents at end of period                                       $ 30,589           $ 27,791
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                     $ 34,045           $ 27,103
    Income taxes                                                                    2,250              2,831
  Loans foreclosed                                                                  1,142              1,078
  Loans securitized into mortgage-backed securities
  Unrealized net gain on securities available for
    sale, net of income tax                                                           626                544
  Transfers of securities held to maturity to available for sale                   50,185

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

Earnings per Share

   Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,331,858 for the quarter ended March 31, 1996 as compared to 6,277,387 for the quarter ended March 31, 1995. The weighted average shares outstanding amounted to 6,319,771 for the six months ended
March 31, 1996 as compared to 6,273,918 for the six months ended
March 31, 1995.

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

GENERAL

   Net income for the quarter was $2.9 million, reflecting growth in earnings of 37% compared to net income of $2.1 million in the second quarter of 1995. On a per share basis, net income was $.46, an increase of 35% over second quarter 1995 earnings of $.34. Net income for the six months ended March 31, 1996 totaled $5.4 million, or $.86 per share, compared with $4.3 million, or $.69 per share, earned in the first six months of 1995.

   Net interest income in the second quarter totaled $11.3 million compared with $9.7 million in the March 1995 quarter.
Net interest income also increased $2.1 million in the first six months of 1996 compared with the six months ended March 31, 1995. Other noninterest income increased approximately 21% in both the current quarter and in the first six months of fiscal 1996 compared with comparable periods in fiscal 1995. General and administrative expenses increased by less than 5% in both the current quarter and in the first six months of 1996 compared with 1995. In the most recent quarter the Company's efficiency ratio improved to 63.8% compared with 70.8% in the same quarter in fiscal 1995.

   Savings Association Insurance Fund ("SAIF") and Bank
Insurance Fund ("BIF") reforms remain unsettled. Well-capitalized SAIF-insured institutions, such as First Federal and Peoples Federal, continue to pay deposit insurance premiums of $.23 per $100 of deposits on an annual basis while well-capitalized BIF-insured institutions are subject currently to no premiums other than a statutory fee of $2,000 per year. Management continues to expect part of the ultimate solution to be a one-time special assessment of approximately 80 basis points on all assessable thrift deposits. Legislation that would have recapitalized the SAIF was dropped from the final 1996 Budget Appropriations package passed by Congress in late April. Available mechanisms for recapitalizing the SAIF have narrowed in recent weeks.

   Based on assessable deposits as of the most recent quarter ending March 31, 1996, a special assessment of 80 basis points would result in an after-tax combined charge of approximately $5.4 million. During the first six months of fiscal 1996, SAIF premium expenses of $1.3 million were recorded by the Associations based on current premium rates charged to SAIF-insured well-capitalized institutions. For further discussion of these issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization Proposal" in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled $1.4 billion at March 31, 1996. During the current six months assets increased $83.8 million, or 12.3% on an annualized basis, principally as a result of net growth of $84.1 million in loans receivable.

Cash, Investment Securities and Mortgage-backed Securities

   Cash, deposits in transit and interest-bearing deposits increased $6.1 million during the six months and totaled $30.6 million at March 31, 1996. Investments held to maturity declined by $32.6 million while investments available for sale increased $27.9 million. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that permitted an enterprise to reassess the appropriateness of the classifications of all securities held upon the initial adoption of the Special Report provided that such reassessment and any resulting reclassification be completed no later than December 31, 1995. Any reclassifications from the held to maturity category resulting from this one-time reassessment will not call into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company evaluated its investment position with respect to securities classified as held to maturity in light of this new guidance on implementation. Investment securities totaling $32.2 million were reclassified from held to maturity to available for sale during the quarter ending December 31, 1995.

   The Company's investments and other interest-earning deposits continue to be comprised primarily of U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the first six months of 1996 purchases of investments totaled $19.1 million. Maturities and sales of investments totaled $22.5 million during the first half of the year.

   Mortgage-backed securities totaled $95.9 million at March 31, 1996. As mentioned above, the Company evaluated its investment position with respect to mortgage-backed securities held to maturity as allowed under the provisions of the Special Report of the FASB and reclassified $18.0 million to available for sale. All mortgage-backed securities of the Company are currently classified as available for sale.

Loans Receivable

   Loans receivable totaled $1.2 billion at March 31, 1996, increasing $84.1 million from September 30, 1995. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $145.5 million (net of refinances) in mortgage loans, $24.2 million in consumer loans and $13.1 million in commercial business loans during the six months ending March 31, 1996. The Company also purchased $8.6 million in loans from correspondent originators.

   Due to present market conditions, the Company has limited growth in loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                             Mar. 31,      Sept. 30,    Mar. 31,
                               1996          1995         1995
Residential (1-4 family)   $  790,956    $  698,442   $  624,048
Other residential              55,797        57,269       58,452
Land and lots                  29,558        24,294       22,506
Commercial real estate        184,092       187,195      190,294
Home equity lines of credit    44,510        43,852       46,283
Consumer                       71,096        70,729       66,599
Commercial business            27,561        27,825       25,119
  Total gross loans        $1,203,570    $1,109,606   $1,033,301

   As the above table indicates, gross loan balances increased $94.0 million during the current period principally due to growth in single-family loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $52.7 million at March 31, 1996, compared to $40.2 million at September 30, 1995. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $86.4 million as of March 31, 1996 compared to $89.4 million at September 30, 1995.

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

Asset Quality

   The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                             Mar. 31,      Sept. 30,    Mar. 31,
                               1996          1995         1995
Non-accrual loans             $7,406       $ 7,709      $ 5,877
Loans 90 days or more
  past due <F1>                  482           816        1,043
Renegotiated loans             9,207        11,103       11,536
Real estate and other
  assets acquired in
  settlement of loans          2,606         3,144        1,857
     Total                   $19,701       $22,772      $20,313

As a percent of net loans
  and real estate owned        1.68%         2.10%        2.02%
As a percent of total assets   1.36%         1.67%        1.57%

<F1> The Company continues to accrue interest on these loans.

   Non-accrual loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                             Mar. 31,      Sept. 30,    Mar. 31,
                               1996          1995         1995
Residential (1-4 family)     $3,123        $2,087       $2,948
Other residential               164                        172
Land and lots                 1,327         2,375          420
Commercial real estate        1,488         2,292        2,290
Home equity lines of credit      22            22           17
Consumer                        150           233          145
Commercial business           1,614         1,516          928
  Total                      $7,888        $8,525       $6,920

   Loans on non-accrual and loans 90 days or more delinquent totaled $7.9 million at March 31, 1996, declining $637 thousand during the first six months of fiscal 1996.

Allowance for Loan Losses

   The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

   The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at March 31, 1996 and September 30, 1995 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                    March 31, 1996                               September 30, 1995
                                         Gross          % of                           Gross         % of
                                          Loan        Allowance                         Loan       Allowance
                          Allowance     Balance      to Balance         Allowance     Balance     to Balance
Residential loans:
  1-4 family               $ 2,426    $  790,956          .31%           $ 2,177    $  698,442        .31%
  Other                      2,020        55,797         3.62              1,564        57,269       2.73
Land and lot loans             912        29,558         3.09              1,085        24,294       4.47
Commercial real estate       3,394       184,092         1.84              4,049       187,195       2.16
Commercial business          1,125        27,561         4.08                715        27,825       2.57
Consumer loans               1,106       115,606          .96              1,047       114,581        .91
  Total                    $10,983    $1,203,570          .91            $10,637    $1,109,606        .96


      The following table provides a summary of activity in the allowance for loan losses for the first six months of fiscal 1996
(amounts in thousands).

                             Balance                                        Balance
                            Sept. 30                Charge-                 Mar. 31
                              1995     Additions     offs    Recoveries      1995

Real estate                 $ 8,875     $ (51)     $  315     $  243        $ 8,752
Commercial business             715       402          17         25          1,125
Consumer                      1,047       374         352         37          1,106
  Total                     $10,637     $ 725      $  684     $  305        $10,983

   At March 31, 1996, impaired loans totaled $5.6 million.
Included in the allowance for loan losses is $611 thousand related to $2.7 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                           March 31, 1996      September 30, 1995       March 31, 1995
                                     % of                   % of                   % of
                          Balance    Total       Balance    Total       Balance    Total
Checking accounts      $  123,596    11.61%   $  117,149    10.90%   $  110,796    10.48%
Passbook, statement and
  other accounts          121,502    11.42       125,588    11.69       133,774    12.66
Money market funds        131,397    12.35       131,225    12.22       127,921    12.10
Certificate accounts      687,552    64.62       700,351    65.19       684,444    64.76
  Total deposits       $1,064,047   100.00%   $1,074,313   100.00%   $1,056,935   100.00%


   Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits declined $10.3 million during the six months ending March 31, 1996, partially as a result of the maturity of $11.0 million in wholesale certificate of deposits.

   Primarily as a result of growth in loans receivable during the quarter and the utilization of FHLB advances as a primary source of net new funds, total borrowings increased $92.7 million to total $264.8 million as of March 31, 1996. Approximately $204.0 million in FHLB advances mature within one year from March 31, 1996. Securities sold subject to repurchase of $39.7 million mature within three months of March 31, 1996.

Stockholders' Equity

   Stockholders' equity increased $4.3 million during the first six months of fiscal 1996 to total $95.8 million at March 31, 1996. The Company's capital ratio, total capital to total assets, was 6.61% at March 31, 1996, compared to 6.69% at September 30, 1995. During the six months, the Company increased its cash dividends to $.32 per share compared with $.28 per share in the six months ending March 31, 1995.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 1996, both subsidiaries were categorized as "well-capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 1996:

                             First Federal      Peoples Federal

                                   Percent of         Percent of
                            Amount   Assets    Amount   Assets
                                  (Amounts in thousands)

Tangible capital           $73,826    7.15%   $27,789    6.90%
Tangible capital
  requirement               15,490    1.50      6,042    1.50
Excess                     $58,336    5.65%   $21,747    5.40%

Core capital               $73,826    7.15%   $27,789    6.90%
Core capital requirement    30,981    3.00     12,084    3.00
Excess                     $42,845    4.15%   $15,705    3.90%

Risk-based capital(a)      $80,201   11.39%   $27,789   12.69%
Minimum risk-based
  capital requirement(a)    56,329    8.00     17,520    8.00
Excess(a)                  $23,872    3.39%   $10,269    4.69%

____________________________
(a)  Based on total risk-weighted assets.

   For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10-K for the fiscal year ending September 30, 1995.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 6.54% or the current six months compared to 7.29% for the comparable period in fiscal 1995. Peoples Federal's average liquidity ratio was 7.05% during the present six months compared with 9.21% in the comparable period.

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

   During the current six months the Company experienced a net cash outflow from investing activities of $76.5 million, consisting principally of loans originated and purchased for investment, offset by principal payments on loans and mortgage-backed securities. The Company experienced cash inflows of $3.8 million from operating activities. Financing activities resulted in cash inflows of $78.8 million, consisting principally of $97.6 million in net new FHLB advances offset by a $10.3 million decline in deposit balances.

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

   The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of March 31, 1996, First Financial had cash reserves and marketable securities of $11.9 million.

   First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Dividend Limitations" in the Company's 10-K for the fiscal year ending September 30, 1995.

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

   The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                          March 31,  September 30,   March 31,
                            1996          1995         1995
Interest-earning assets
  maturing or repricing
  within one year        $889,694      $874,889     $880,730
Interest-bearing
  liabilities maturing
  or repricing within
  one year                958,331       875,742      777,009
Cumulative gap           $(68,637)     $   (853)    $103,721

Gap as a percent of
  total assets             (4.74%)        (.06%)       8.02%

   The Company's one year gap as a percent of total assets declined from (.06%) to (4.74%) during the current six months. One year ago, the Company's one year gap as a percent of total assets was 8.02%. The change from one year ago is principally due to the retention of fixed-rate loans originated by the Company throughout the period. A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest sensitive assets and interest sensitive liabilities. The Company generally considers plus or minus 10% of assets to be its preferred gap position.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING March 31, 1996 AND 1995


Net Interest Income

   First Financial's net interest income for the quarter ending March 31, 1996 was $11.3 million compared with $9.7 million for the comparable quarter in fiscal 1995. The gross interest margin increased from 2.93% in the prior quarter to 3.01% in the current quarter.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                 Quarter Ending March 31,
                               1996                  1995
                         Average   Average    Average   Average
                         Balance Yield/Rate   Balance Yield/Rate
Loans and mortgage-
  backed securities    $1,256,487   8.14%    $1,113,437   7.76%
Other interest-earning
  assets                  131,150   6.32        129,417   6.07
Total interest-earning
  assets               $1,387,637   7.97     $1,242,854   7.58

Deposits               $1,059,935   4.70     $1,060,445   4.44
Borrowings                256,681   6.01        117,758   6.60
Total interest-bearing
  liabilities          $1,316,616   4.96     $1,178,203   4.65

Gross interest margin               3.01%                 2.93%


Net interest margin                 3.25%                 3.12%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                    Quarter Ending March 31,
                                        1996 versus 1995

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $2,989     $1,139     $4,128
  Investments and other
     interest-earning assets          30         93        123
Total interest income              3,019      1,232      4,251


  Deposit accounts                    (5)       783        778
  Borrowings                       2,101       (186)     1,915
Total interest expense             2,096        597      2,693
  Net interest income             $  923     $  635     $1,558

   Total interest income for the current quarter of $27.5 million represents growth of $4.3 million from the comparative quarter in fiscal 1995. Average balances of earning assets increased $144.8 million during the current quarter compared to the March 1995 quarter. Average yields on loans and mortgage-backed securities increased by 38 basis points and the average yield on all other earning assets increased 25 basis points.

   Total interest expense increased $2.7 million during the current quarter, with average interest-bearing liability balances increasing by $138.4 million. The average cost of deposits increased 26 basis points while the average cost of borrowings declined 59 basis points. The Company's overall cost of funds increased 31 basis points to 4.96% from 4.65% in the prior period.

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $420 thousand, compared to $26 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $236 thousand compared with $117 thousand in the comparable quarter in fiscal 1995. Total loan loss reserves as of March 31, 1996 and 1995 were $11.0 million and $10.6 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .94% and 1.05% at March 31, 1996 and 1995, respectively.

Other Income/General and Administrative Expenses

   Loan servicing fee income declined $21 thousand in the current quarter, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $199 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the March 1995 quarter.

   General and administrative expenses increased $378 thousand during the current quarter. General and administrative expenses as a percentage of average assets declined from 2.61% in the March 31, 1995 quarter to 2.44% in the current quarter. Salaries and employee benefits increased $192 thousand, or 4.40% while other operating expenses increased moderately.

Income Tax Expense

   During the current quarter, the Company's effective tax rate was 36.3% compared to 36.8% in the comparable quarter. The actual tax provision of $1.7 million resulted in an increase of $422 thousand from the prior period.


COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 1996 AND 1995

Net Interest Income

   First Financial's net interest income for the six months ending March 31, 1995 was $21.9 million compared with $19.8 million for the comparable six months in fiscal 1995. The gross interest margin declined from 2.99% in the prior six months to 2.92% in the current six months.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                                     Six Months Ending March 31,
                                                    1996                    1995
                                             Average     Average    Average     Average
                                             Balance   Yield/Rate   Balance   Yield/Rate
Loans and mortgage-backed securities       $1,238,730     8.07%   $1,101,608     7.62%
Other interest-earning assets                 128,674     6.25       126,607     5.89
Total interest-earning assets              $1,367,404     7.90    $1,228,215     7.44

Deposits                                   $1,064,872     4.74    $1,059,944     4.26
Borrowings                                    226,827     6.11       102,430     6.50
Total interest-bearing liabilities         $1,291,699     4.98    $1,162,374     4.45

Gross interest margin                                     2.92%                  2.99%

Net interest margin                                       3.20%                  3.22%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                   Six Months Ending March 31
                                        1996 versus 1995

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $5,528     $2,623     $8,151
  Investments and other
     interest-earning assets          64        240        304
Total interest income              5,592      2,863      8,455

Interest expense:
  Deposit accounts                   108      2,618      2,726
  Borrowings                       3,841       (210)     3,631
Total interest expense             3,949      2,408      6,357
  Net interest income             $1,643     $  455     $2,098


Provision for Loan Losses

   During the current six months, First Financial's provision for loan losses totaled $725 thousand, compared to $133 thousand during the same period in the previous year. Net charge-offs for the current six months totaled $379 thousand compared with $263 thousand in the comparable period in fiscal 1995.

Other Income

   Loan servicing fee income declined $47 thousand in the current six months, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $370 thousand during the current period. Commissions on insurance sales increased $150 thousand in the current period. During fiscal 1995 Magrath Insurance
Agency, a subsidiary of Peoples Federal, purchased an additional insurance agency in Lake City, South Carolina. Real estate operations,net, produced losses of $80 thousand and $163 thousand, respectively, in the six months ending March 31, 1996 and 1995.

General and Administrative Expenses

   General and administrative expenses increased $728 thousand during the current six months. General and administrative expenses as a percentage of average assets declined from 2.64% in the prior period to 2.48% in the current period. Included in the $3.9 million of other expenses for the current six months was a non-recurring expense of $348 thousand related to a deposit account.

Income Tax Expense

   During the first six months, the Company's effective tax rate was 36.3% compared to 37.1% in the comparable period. The actual tax provision of $3.1 million resulted in an increase of $530 thousand from the prior period.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

   For a comprehensive discussion of regulatory and accounting issues, refer to "Regulation of the Associations" in the Company's 10-K for the fiscal year ending September 30, 1995.

   The Company adopted Statement of Financial Accounting
Standards No. 122, "Accounting for Mortgage Servicing Rights," on
October 1, 1995. This rule allows financial institutions to capitalize servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to the Company's adoption, originated mortgage servicing rights would not have been recognized. The Company had no material amounts of loan sales in the first six months of fiscal 1996.

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

None

Item 5 - Other Information

None

Item 6 - Exhibits and Report on Form 8-K.

Exhibits



(3.1)       Certificate of Incorporation, as amended, of Registrant <F1>

(3.2)       Bylaws, as amended, of Registrant <F2>

  (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2002 <F3>

 (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan
            Association of Charleston and Peoples Federal Savings and
            Loan Association of Conway <F3>

 (10.2) Employment Agreement with A. L. Hutchinson, Jr., as amended <F4>

 (10.3)     Employment Agreement with A. Thomas Hood, as amended  <F4>

 (10.4)     Employment Agreement with Charles F. Baarcke, Jr.  <F4>

 (10.5)     Employment Agreement with John L. Ott, Jr.  <F4>

 (10.6)     1990 Stock Option and Incentive Plan <F5>

 (10.7)     1994 Outside Directors Stock Options-for-Fees Plan <F6>

 (10.8)     1994 Employee Stock Purchase Plan <F6>

 (22)       Subsidiaries of the Registrant  <F4>

<F1>        Incorporated by reference to Exhibit 3 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended December
            31, 1993
<F2>        Incorporated by reference to Exhibit 3 to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1995
<F3>        Incorporated by reference to the Registrant's Registration
            Statement on Form S-8 File No. 33-55067
<F4>        Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
<F5>        Incorporated by reference to the Registrant's Registration
            Statement on Form S-8 File No. 33-57855
<F6>        Incorporated by reference to the Registrant's Proxy
            Statement for the Annual Meeting of Stockholders held on January 25, 1995

Report on Form 8-K

     The company filed an 8-K on January 30, 1996, announcing the retirement of A. L. Hutchinson, Jr. as President and Chief
Executive Officer of First Financial Holdings, Inc., effective
June 30, 1996. Also, effective on July 1, 1996, A. Thomas Hood will assume the duties of President and Chief Executive Officer as he continues to serve as President and Chief Executive Officer of First Federal. The Company also announced that Susan E. Baham was named Senior Vice President and Chief Financial Officer and
Treasurer effective July 1, 1996.

                      FIRST FINANCIAL HOLDINGS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  First Financial Holdings, Inc.


Date:  May 13, 1996               By:  /s/ A. Thomas Hood
                                        A. Thomas Hood
                                        Executive Vice President
                                        Treasurer
                                        Principal Financial
                                           Officer
                                        Duly Authorized
                                           Representative
