Form 10-Q
period 1996-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1996-08-14
CIK 787075

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1996
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to

                    Commission File Number:  0-17122

                     FIRST FINANCIAL HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

Delaware                                               57-0866076
(State or other              (I.R.S. Employer Identification No.)
jurisdiction of incorporation
or organization)

34 Broad Street, Charleston, South Carolina                 29401
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (803)529-5800

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

            Class                      Outstanding Shares at
        Common Stock                       July 31, 1996
       $.01 Par Value                        6,379,115

                      FIRST FINANCIAL HOLDINGS, INC.


                                   INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition
     at June 30, 1996 and September 30, 1995               1

     Consolidated Statements of Income for the Three       2
     Months Ended June 30, 1996 and 1995

     Consolidated Statements of Income for the Nine
     Months Ended June 30, 1996 and 1995                   3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 1996 and 1995              4

     Notes to Financial Statements                         5

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                11

PART II - OTHER INFORMATION                               27

SIGNATURES                                                29



                             SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                      FIRST FINANCIAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                  June 30,     September 30,
                                                                                     1996           1995
                                                                                    (Amounts in thousands)
                                                                                (Unaudited)
                                                                                <C?
ASSETS
Cash and cash equivalents                                                       $   31,186       $   24,486
Investments held to maturity (market value of $35,404 and $68,687)                  35,542           68,154
Investments available for sale, at fair value                                       70,916           39,831
Investment in capital stock of Federal Home Loan Bank, at cost                      14,845           11,982
Loans receivable, net                                                            1,234,174        1,083,367
Mortgage-backed securities held to maturity (market value of $18,844)                                18,361
Mortgage-backed securities available for sale, at fair value                        98,556           82,765
Accrued interest receivable                                                         10,263            9,275
Office properties and equipment, net                                                15,749           15,058
Real estate and other assets acquired in settlement of loans                         2,466            3,143
Other assets                                                                         9,527            8,926
Total assets                                                                    $1,523,224       $1,365,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                                              $1,062,649       $1,074,313
  Advances from Federal Home Loan Bank                                             276,907          107,853
  Securities sold under agreements to repurchase                                    36,856           44,504
  Long-term debt                                                                    19,763           19,763
  Advances by borrowers for taxes and insurance                                      6,477            6,872
  Other                                                                             23,242           20,634
Total liabilities                                                                1,425,894        1,273,939

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000 shares--
    none issued
    Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,968,465 and 6,884,438 shares at
    June 30, 1996 and September 30, 1995, respectively                                  70               69
 Additional paid-in capital                                                         24,466           23,776
 Retained income, substantially restricted                                          78,219           72,814
 Unrealized net gain (loss) on securities available for sale,
    net of income tax                                                                    1              (74)
 Treasury stock at cost, 591,096 and 578,534 shares at June 30, 1996 and
    September 30, 1995, respectively                                                (5,426)          (5,176)
Total stockholders' equity                                                          97,330           91,409
Total liabilities and stockholders' equity                                      $1,523,224       $1,365,348

The accompanying notes are an integral part of the statements.

                                       FIRST FINANCIAL HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                      1996        1995
                                                                                   (Amounts in thousands,
                                                                                  except per share amounts)
                                                                                         (Unaudited)
INTEREST INCOME
  Interest on loans and mortgage-backed securities                                $ 26,001         $ 22,346
  Interest and dividends on investments                                              1,331            1,341
  Other                                                                                655              688
Total interest income                                                               27,987           24,375
INTEREST EXPENSE
  Interest on deposits                                                              12,205           12,378
  Interest on borrowed money                                                         4,278            2,303
Total interest expense                                                              16,483           14,681
NET INTEREST INCOME                                                                 11,504            9,694
Provision for loan losses                                                              498               47
Net interest income after provision for loan losses                                 11,006            9,647

OTHER INCOME
  Loan servicing fees                                                                  284              287
  Service charges and fees on deposit accounts                                       1,152            1,011
  Real estate operations, net                                                          (94)             (26)
  Other                                                                              1,157              893
Total other income                                                                   2,499            2,165

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                                                     4,599            4,382
  Occupancy costs                                                                      793              761
  Marketing                                                                            334              249
  Depreciation, amortization, rental and maintenance
    of equipment                                                                       644              607
  FDIC insurance premiums                                                              631              637
  Other                                                                              1,766            1,685
Total general and administrative expenses                                            8,767            8,321

Income before income taxes                                                           4,738            3,491
Income tax expense                                                                   1,714            1,207
NET INCOME                                                                        $  3,024         $  2,284

NET INCOME PER COMMON SHARE                                                       $   0.47         $   0.36

Cash dividends                                                                    $   0.16         $   0.14

Weighted average shares outstanding                                                  6,370            6,292

The accompanying notes are an integral part of the statements.

                                  FIRST FINANCIAL HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                       1996         1995
                                                                                     (Amounts in thousands,
                                                                                   except per share amounts)
                                                                                         (Unaudited)
INTEREST INCOME
  Interest on loans and mortgage-backed securities                                 $76,015         $ 64,209
  Interest and dividends on investments                                              3,965            4,019
  Other                                                                              2,044            1,729
Total interest income                                                               82,024           69,957

INTEREST EXPENSE
  Interest on deposits                                                              37,439           34,886
  Interest on borrowed money                                                        11,206            5,600
Total interest expense                                                              48,645           40,486

NET INTEREST INCOME                                                                 33,379           29,471
Provision for loan losses                                                            1,223              180
Net interest income after provision for loan losses                                 32,156           29,291

OTHER INCOME
  Loan servicing fees                                                                  880              930
  Service charges and fees on deposit accounts                                       3,423            2,912
  Real estate operations, net                                                         (174)            (189)
  Other                                                                              3,191            2,486
Total other income                                                                   7,320            6,140

GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and employee benefits                                                    13,446           13,152
  Occupancy costs                                                                    2,385            2,234
  Marketing                                                                            953              793
  Depreciation, amortization, rental and maintenance
    of equipment                                                                     1,873            1,792
  FDIC insurance premiums                                                            1,929            1,894
  Other                                                                              5,642            5,189
Total general and administrative expenses                                           26,228           25,054

Income before income taxes                                                          13,248           10,377
Income tax expense                                                                   4,802            3,765

NET INCOME                                                                        $  8,446         $  6,612

NET INCOME PER COMMON SHARE                                                       $   1.33         $   1.05

Cash dividends                                                                    $    .48         $   0.42

Weighted average shares outstanding                                                  6,337            6,280

The accompanying notes are an integral part of the statements.

                                  FIRST FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                      1996         1995
                                                                                    (Amounts in thousands)
                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                         $ 8,446          $ 6,612
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Gain on sale of loans                                                                  (3)              (1)
 Depreciation                                                                        1,385            1,328
 Gain on sale of investments, net                                                      (36)             (48)
 (Gain) loss on sale of property and equipment, net                                     (9)              14
 Gain on sale of real estate owned, net                                               (101)            (112)
 Amortization of unearned discounts/premiums on investments                            118              (63)
 Decrease in deferred loan fees and discounts                                         (311)            (218)
 Increase in receivables and prepaid expenses                                       (1,589)            (745)
 Provision for loan losses                                                           1,223              180
 Write downs of real estate acquired in settlement of loans                             77              148
 Increase (decrease) in accounts payable and accrued expenses                        2,569            4,059
Net cash provided by operating activities                                           11,769           11,154

INVESTING ACTIVITIES
Proceeds from maturity of investments held to maturity                              21,127           11,771
Proceeds from sales of investments                                                   8,909           11,302
Purchases of investments                                                           (31,403)         (24,215)
Increase in loans, net                                                            (153,084)         (73,376)
Net increase in credit card receivables                                               (488)            (885)
Repayment on mortgage-backed securities                                             16,784            8,097
Purchases of mortgage-backed securities                                            (14,151)          (5,744)
Proceeds from the sales of real estate owned                                         2,557            2,359
Net purchase of office properties and equipment                                     (2,067)          (2,192)
Net cash used in investing activities                                             (151,816)         (72,883)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                        (11,664)           2,497
Proceeds from FHLB advances                                                        295,054          205,500
Repayment of FHLB advances                                                        (126,000)        (164,500)
Net purchase (repurchase) of securities sold under agreements to
 repurchase                                                                         (7,648)          29,035
Decrease in funds held for others                                                     (395)            (453)
Proceeds from sale of common stock                                                     691              500
Dividends paid                                                                      (3,041)          (2,639)
Treasury stock purchased                                                              (250)            (316)
Net cash provided by financing activities                                          146,747           69,624
Net increase in cash and cash equivalents                                            6,700            7,895
Cash and cash equivalents at beginning of period                                    24,486           23,568
Cash and cash equivalents at end of period                                        $ 31,186         $ 31,463
Supplemental disclosures:
 Cash paid during the period for:
    Interest                                                                       $57,155          $40,483
    Income taxes                                                                     3,562            2,883
 Loans foreclosed                                                                    1,480            2,389
 Loans securitized into mortgage-backed securities
 Unrealized net gain on securities available for sale,
    net of income tax                                                                   75            2,498
 Transfers of securities held to maturity to available for sale                     50,185

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

Earnings per Share

     Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,370,317 for the quarter ended June 30, 1996 as compared to 6,292,282 for the quarter ended June 30, 1995. The weighted average shares outstanding amounted to 6,336,558 for the nine months ended
June 30, 1996 as compared to 6,280,039 for the nine months ended
June 30, 1995.

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

GENERAL

     Net income for the third quarter was $3.0 million, reflecting growth in earnings of 32% compared to net income of $2.3 million in the third quarter of 1995. On a per share basis, net income was $.47, an increase of 31% over third quarter 1995 earnings of $.36. Net income for the nine months ended June 30, 1996 totaled $8.4 million, or $1.33 per share, compared with $6.6 million, or $1.05 per share, earned in the first nine months of 1995.

     Net interest income in the third quarter totaled $11.5 million compared with $9.7 million in the June 1995 quarter. Net interest income also increased $3.9 million in the first nine months of 1996 compared with the nine months ended June 30, 1995. Other noninterest income increased 15% and 19%,respectively, in the current quarter and in the first nine months of fiscal 1996 compared with comparable periods in fiscal 1995. General and administrative expenses increased approximately 5% in both the current quarter and in the first nine months of 1996 compared with 1995. In the most recent quarter the Company's efficiency ratio improved to 62.2% compared with 70.0% in the June 1995, quarter.

     Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") reforms remain unsettled. Well-capitalized SAIF-insured institutions, such as First Federal and Peoples Federal, continue to pay deposit insurance premiums of $.23 per $100 of deposits on an annual basis while well-capitalized BIF-insured institutions are subject currently to no premiums other than a statutory fee of $2,000 per year. Management continues to expect part of the ultimate solution to be a one-time special assessment on all assessable thrift deposits.

     Based on assessable deposits as of the most recent quarter ending June 30, 1996, a special assessment in the range of 70 to 80 basis points would result in an after-tax combined charge ranging from $4.7 million to $5.4 million. During the first nine months of fiscal 1996, SAIF premium expense of $1.9 million was recorded by the Associations based on current premium rates charged to SAIF-insured well-capitalized institutions. For further discussion of these issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recapitalization Proposal" in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

BALANCE SHEET ANALYSIS

     Consolidated assets of the Company totaled $1.5 billion at June 30, 1996. During the current nine months assets increased $157.9 million, or 15.4% on an annualized basis, principally as a result of net growth of $150.8 million in loans receivable.

Cash, Investment Securities and Mortgage-backed Securities

     Cash, deposits in transit and interest-bearing deposits increased $6.7 million during the nine months and totaled $31.2 million at June 30, 1996. Investments held to maturity declined by $32.6 million while investments available for sale increased $31.1 million. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that permitted an enterprise to reassess the appropriateness of the classifications of all securities held upon the initial adoption of the Special Report provided that such reassessment and any resulting reclassification be completed no later than December 31, 1995. Any reclassifications from the held to maturity category resulting from this one-time reassessment will not call into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company evaluated its investment position with respect to securities classified as held to maturity in light of this new guidance on implementation. Investment securities totaling $32.2 million were reclassified from held to maturity to available for sale during the quarter ending December 31, 1995.

     The Company's investments and other interest-earning deposits continue to be comprised primarily of U. S. Government and agency securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and overnight deposits in the FHLB of Atlanta. During the first nine months of 1996 purchases of investments totaled $31.4 million. Maturities and sales of investments totaled $30.0 million during the first nine months of the year.

     Mortgage-backed securities totaled $98.6 million at June 30, 1996. As mentioned above, the Company evaluated its investment position with respect to mortgage-backed securities held to maturity as allowed under the provisions of the Special Report of the FASB and reclassified $18.0 million to available for sale. All mortgage-backed securities of the Company are currently classified as available for sale.

Loans Receivable

     Loans receivable totaled $1.2 billion at June 30, 1996, increasing $150.8 million from September 30, 1995. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $236.3 million (net of refinances) in mortgage loans, $38.6 million in consumer loans and $19.8 million in commercial business loans during the nine months ending June 30, 1996. The Company also added $23.8 million in loans from correspondent originators.

     Due to present market conditions, the Company has limited growth in loans made on nonresidential properties and placed greater emphasis on single-family lending. This policy is expected to over time reduce the Company's exposure to commercial real estate. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1996          1995         1995
Residential (1-4 family)    $ 857,221    $  698,442   $  653,951
Other residential              55,772        57,269       57,717
Land and lots                  33,519        24,294       21,654
Commercial real estate        179,655       187,195      188,320
Home equity lines of credit    44,370        43,852       45,331
Consumer                       72,713        70,729       69,643
Commercial business            28,056        27,825       27,153
  Total gross loans        $1,271,306    $1,109,606   $1,063,769

   As the above table indicates, gross loan balances increased $161.7 million during the current period principally due to growth in single-family loans. Outstanding commitments to originate and purchase mortgage loans and to fund the undisbursed portion of construction loans amounted to $48.7 million at June 30, 1996, compared to $40.2 million at September 30, 1995.
Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $90.7 million as of June 30, 1996 compared to $89.4 million at September 30, 1995.

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

Asset Quality

   The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1996          1995         1995
Non-accrual loans            $ 8,162       $ 7,709      $ 6,496
Loans 90 days or more
  past due (1)                 1,124           816        2,040
Renegotiated loans             8,282        11,103       11,177
Real estate and other
  assets acquired in
  settlement of loans          2,466         3,144        2,418
     Total                   $20,034       $22,772      $22,131

As a percent of net loans
  and real estate owned        1.62%         2.10%        2.13%
As a percent of total assets   1.32%         1.67%        1.67%

(1) The Company continues to accrue interest on these loans.

   Non-accrual loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                             June 30,      Sept. 30,    June 30,
                               1996          1995         1995
Residential (1-4 family)     $3,675        $2,087       $3,094
Other residential             2,916                      1,405
Land and lots                   463         2,375          410
Commercial real estate          708         2,292        1,954
Consumer                        449           255          152
Commercial business           1,075         1,516        1,521
  Total                      $9,286        $8,525       $8,536

   Loans on non-accrual and loans 90 days or more delinquent totaled $9.3 million at June 30, 1996, increasing $761 thousand during the first nine months of fiscal 1996.

Allowance for Loan Losses

   The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

   The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at June 30, 1996 and September 30, 1995 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                 June 30, 1996                      September 30, 1995
                                    Gross        % of                      Gross        % of
                                     Loan      Allowance                    Loan      Allowance
                      Allowance    Balance    to Balance    Allowance     Balance    to Balance
Residential loans:
  1-4 family           $ 2,470    $  857,221      .29%       $ 2,177    $  698,442      .31%
  Other                  1,926        55,772     3.45          1,564        57,269     2.73
Land and lot loans         888        33,519     2.65          1,085        24,294     4.47
Commercial real estate   3,496       179,655     1.95          4,049       187,195     2.16
Commercial business        981        28,056     3.50            715        27,825     2.57
Consumer loans           1,189       117,083     1.02          1,047       114,581      .91
  Total                $10,950    $1,271,306      .86        $10,637    $1,109,606      .96


      The following table provides a summary of activity in the allowance for loan losses for the first nine months of fiscal 1996 (amounts in thousands).

                             Balance                                             Balance
                            Sept. 30                     Charge-                 June 30
                              1995        Additions       offs     Recoveries      1995

Real estate                $ 8,875         $  293        $  702       $314       $ 8,780
Commercial business            715            288            74         52           981
Consumer                     1,047            642           565         65         1,189
  Total                    $10,637         $1,223        $1,341       $431       $10,950

   At June 30, 1996, impaired loans totaled $6.0 million.
Included in the allowance for loan losses is $713 thousand related to $3.1 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                                 June 30, 1996          September 30, 1995          June 30, 1995
                                            % of                      % of                       % of
                               Balance      Total        Balance     Total       Balance        Total
Checking accounts            $  123,556     11.63%     $  117,149    10.90%     $  116,264      10.91%
Passbook, statement and
  other accounts                122,223     11.50         125,588    11.69         133,039      12.49
Money market funds              131,796     12.40         131,225    12.22         125,829      11.81
Certificate accounts            685,074     64.47         700,351    65.19         690,309      64.79
  Total deposits             $1,062,649    100.00%     $1,074,313   100.00%     $1,065,441     100.00%

   Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. Retail deposits are the primary source of funding for the Company for lending purposes and as a customer base for providing additional financial services. The Company's total deposits declined $11.7 million during the nine months ending June 30, 1996, partially as a result of the maturity of $11.0 million in wholesale certificate of deposits.

   Primarily as a result of growth in loans receivable during the nine months and the utilization of FHLB advances as a primary source of net new funds, total FHLB advances increased $169.1 million to total $276.9 million as of June 30, 1996. Approximately $275.5 million in FHLB advances mature within one year from June 30, 1996. Securities sold subject to repurchase of $36.9 million mature within three months of June 30, 1996.

Stockholders' Equity

   Stockholders' equity increased $5.9 million during the first nine months of fiscal 1996 to total $97.3 million at June 30, 1996. The Company's capital ratio, total capital to total assets, was 6.39% at June 30, 1996, compared to 6.69% at September 30, 1995. During the nine months, the Company increased its cash dividends to $.48 per share compared with $.42 per share in the nine months ending June 30, 1995.

   On July 29, 1996, the Company announced that the Board of Directors had approved a stock repurchase program to acquire up to 250,000 shares of the Company's common stock, which represents approximately 4% of the outstanding common stock. The repurchase program is expected to end by March 31, 1997.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1996, both subsidiaries were categorized as "well-capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 1996:

                             First Federal      Peoples Federal

                                   Percent of         Percent of
                            Amount   Assets    Amount   Assets
                                  (Amounts in thousands)

Tangible capital           $74,602    6.93%  $ 28,001    6.48%
Tangible capital
  requirement               16,148    1.50      6,485    1.50
Excess                     $58,454    5.43%   $21,516    4.98%

Core capital               $74,602    6.93%   $28,001    6.48%
Core capital requirement    32,297    3.00     12,971    3.00
Excess                     $42,305    3.93%   $15,030    3.48%

Risk-based capital(a)      $80,892   11.16%   $30,910   13.30%
Minimum risk-based
  capital requirement(a)    57,994    8.00     18,599    8.00
Excess(a)                  $22,898    3.16%   $12,311    5.30%

____________________________
(a)  Based on total risk-weighted assets.

   For a complete discussion of capital issues, refer to "Capital Requirements" and "Dividend Limitations" in the
Company's 10-K for the fiscal year ending September 30, 1995.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 6.33% for the current nine months compared to 7.24% for the comparable period in fiscal 1995. Peoples Federal's average liquidity ratio was 7.00% during the present nine months compared with 9.41% in the comparable period.

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

   During the current nine months the Company experienced a net cash outflow from investing activities of $151.8 million, consisting principally of loans originated and purchased for investment, offset by principal payments on loans and mortgage-backed securities. The Company experienced cash inflows of $11.8 million from operating activities. Financing activities resulted in cash inflows of $146.7 million, consisting principally of $169.1 million in net new FHLB advances offset by a $11.7 million decline in deposit balances and a $7.6 million reduction in reverse repurchase agreements.

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

   The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of June 30, 1996, First Financial had cash reserves and marketable securities of $13.1 million.

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

   The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                          June 30,   September 30,   June 30,
                            1996          1995         1995
Interest-earning assets
  maturing or repricing
  within one year        $  857,377      $874,889     $881,264
Interest-bearing
  liabilities maturing
  or repricing within
  one year               $1,015,037       875,742      828,144
Cumulative gap           $ (157,660)     $   (853)    $ 53,120

Gap as a percent of
  total assets              (10.35%)        (.06%)       4.00%

   The Company's one year gap as a percent of total assets declined from (.06%) to (10.35%) during the current nine months. One year ago, the Company's one year gap as a percent of total assets was 4.00%. The change from one year ago is principally due to the retention of fixed-rate loans originated by the Company throughout the period. A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest sensitive assets and interest sensitive liabilities.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING June 30, 1996 AND 1995


Net Interest Income

   First Financial's net interest income for the quarter ending June 30, 1996 was $11.5 million compared with $9.7 million for the comparable quarter in fiscal 1995. The gross interest margin increased from 2.82% in the prior quarter to 2.95% in the current quarter.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                  Quarter Ending June 30,
                               1996                  1995
                         Average   Average    Average   Average
                         Balance Yield/Rate   Balance Yield/Rate
Loans and mortgage-
  backed securities    $1,308,655   7.99%    $1,136,837   7.88%
Other interest-earning
  assets                  128,857   6.20        129,903   6.27
Total interest-earning
assets                 $1,437,512   7.83     $1,266,740   7.72

Deposits               $1,065,695   4.60     $1,063,128   4.67
Borrowings                295,571   5.87        138,294   6.68
Total interest-bearing
  liabilities          $1,361,266   4.88     $1,201,422   4.90

Gross interest margin               2.95%                 2.82%


Net interest margin                 3.20%                 3.06%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                     Quarter Ending June 30,
                                        1996 versus 1995

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $3,346       $309     $3,655
  Investments and other
     interest-earning assets         (18)       (25)       (43)
Total interest income              3,328        284      3,612
  Deposit accounts                    27       (200)      (173)
  Borrowings                       2,288       (313)     1,975
Total interest expense             2,315       (513)     1,802
  Net interest income             $1,013       $797     $1,810

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $498 thousand, compared to $47 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $531 thousand compared with $37 thousand in the comparable quarter in fiscal 1995. Total loan loss reserves as of June 30, 1996 and 1995 were $11.0 million and $10.6 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, was .89% and 1.02% at June 30, 1996 and 1995, respectively.

Other Income/General and Administrative Expenses

   Fees on deposit accounts increased $141 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the June 1995 quarter.

   General and administrative expenses increased $446 thousand during the current quarter. General and administrative expenses as a percentage of average assets declined from 2.54% in the June 30, 1995 quarter to 2.36% in the current quarter. Salaries and employee benefits increased $217 thousand, or 4.95% while other operating expenses increased moderately.

Income Tax Expense

   During the current quarter, the Company's effective tax rate was 36.2% compared to 34.6% in the comparable quarter. The actual tax provision of $1.7 million resulted in an increase of $507 thousand from the prior period.


COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING June 30, 1996 AND 1995

Net Interest Income

   First Financial's net interest income for the nine months ending June 30, 1996 was $33.4 million compared with $29.5 million for the comparable nine months in fiscal 1995. The gross interest margin was 2.93% in both nine-month periods.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                                           Nine Months Ending June 30,
                                                      1996                           1995
                                             Average        Average         Average        Average
                                             Balance      Yield/Rate        Balance      Yield/Rate
Loans and mortgage-backed securities       $1,263,127        8.04%        $1,112,984        7.72%
Other interest-earning assets                 129,103        6.22            127,795        6.01
Total interest-earning assets              $1,392,230        7.87         $1,240,779        7.54

Deposits                                   $1,065,183        4.69         $1,061,158        4.40
Borrowings                                    249,192        6.01            114,171        6.55
Total interest-bearing liabilities         $1,314,375        4.94         $1,175,329        4.61

Gross interest margin                                        2.93%                          2.93%

Net interest margin                                          3.20%                          3.17%

   The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                   Nine Months Ending June 30
                                        1996 versus 1995

                                   Volume     Rate       Total
Interest income:
  Loans and mortgage-backed
     securities                   $9,031     $2,775    $11,806
  Investments and other
     interest-earning assets          59        202        261
Total interest income              9,090      2,977     12,067

Interest expense:
  Deposit accounts                   139      2,414      2,553
  Borrowings                       6,104       (498)     5,606
Total interest expense             6,243      1,916      8,159
  Net interest income             $2,847     $1,061     $3,908


Provision for Loan Losses

   During the current nine months, First Financial's provision for loan losses totaled $1.2 million, compared to $180 thousand during the same period in the previous year. Net charge-offs for the current nine months totaled $910 thousand compared with $300 thousand in the comparable period in fiscal 1995.

Other Income

   Loan servicing fee income declined $50 thousand in the current nine months, primarily as a result of decreases in balances of loans serviced and respective servicing fees. Fees on deposit accounts increased $511 thousand during the current period. Commissions on brokerage and insurance sales increased
$379 thousand in the current period.  During fiscal 1995 Magrath
Insurance Agency, a subsidiary of Peoples Federal, purchased an additional insurance agency in Lake City, South Carolina. Link
Investment Service began its sales activity in fiscal 1996.

General and Administrative Expenses

   General and administrative expenses increased $1.2 million during the current nine months. General and administrative expenses as a percentage of average assets declined from 2.60% in the prior period to 2.31% in the current period. Included in the $5.6 million of other expenses for the current nine months was a non-recurring expense of $348 thousand related to a deposit account.

Income Tax Expense

   During the first nine months, the Company's effective tax rate was 36.2% compared to 36.3% in the comparable period. The actual tax provision of $4.8 million resulted in an increase of approximately $1.0 million from the prior period.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

   For a comprehensive discussion of regulatory and accounting issues, refer to "Regulation of the Associations" in the Company's 10-K for the fiscal year ending September 30, 1995.

   The Company adopted Statement of Financial Accounting
Standards (SFAS) No. 122, "Accounting for Mortgage Servicing
Rights," on October 1, 1995. This rule allows financial institutions to capitalize servicing-related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Prior to the Company's adoption, originated mortgage servicing rights would not have been recognized. The Company had no material amounts of loan sales in the first nine months of fiscal 1996.

   The Financial Accounting Standards Board issued SFAS No. 125,
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" in June, 1996. SFAS No. 125 lays out in detail the criteria that must be met in order for a transaction to be considered a sale or a secured borrowing. The new rules employ the "financial components approach," which treats separately the various parts of a range of financial instruments. Moreover, the new rules refine the treatment of servicing rights, amending in part the directives set forth in SFAS 122. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively.

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

 (10.2)     Employment Agreement with A. L. Hutchinson, Jr., as
            amended  (4)

 (10.3)     Employment Agreement with A. Thomas Hood, as amended(4)

 (10.4)     Employment Agreement with Charles F. Baarcke, Jr. (4)

 (10.5)     Employment Agreement with John L. Ott, Jr.  (4)

 (10.6)     1990 Stock Option and Incentive Plan (5)

 (10.7)     1994 Outside Directors Stock Options-for-Fees Plan(6)

 (10.8)     1994 Employee Stock Purchase Plan (6)

   (22)     Subsidiaries of the Registrant  (4)
_______________________
(1)  Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended December
     31, 1993
(2)  Incorporated by reference to Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended March
     31, 1995
(3)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-55067
(4)  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(5)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-8 File No. 33-57855
(6)  Incorporated by reference to the Registrant's Proxy
     Statement for the Annual Meeting of Stockholders held on
     January 25, 1995

Report on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                      FIRST FINANCIAL HOLDINGS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  First Financial Holdings, Inc.


Date:  August 13, 1996            By:  /s/ A. Thomas Hood
                                        A. Thomas Hood
                                        President and
                                        Chief Executive Officer
                                        Duly Authorized
                                           Representative


