Form 10-K405
period 1996-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1996-12-27
CIK 787075

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended September 30, 1996
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of December 13, 1996, there were issued and outstanding 6,311,022 shares of the Registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market on December 13, 1996, was $146,731,262 (6,311,022 shares at $23.25 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part II and Part III)

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

        First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the second largest thrift institution in South Carolina. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, twenty branch offices in the three surrounding counties and two full-service offices in Georgetown, South Carolina. During 1996 First Federal relocated its Highway 61 office to Magwood Road at the Highway 61 Expressway.

        Peoples Federal was chartered in 1914 and is a federal stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. Peoples Federal conducts its business through ten branch offices, a loan production office in Sunset Beach, North Carolina and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area (4), Florence (3), Conway (2) and Loris
   (1). During 1996 Peoples Federal opened its first in-store branch in a Wal-Mart superstore located in Surfside Beach, South Carolina.

        The business of the Company consists primarily of acting as financial intermediary by attracting savings deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction and consumer and other non-mortgage loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of the Associations, the Company also engages in property and casualty insurance, brokerage of investment products and certain data processing activities. None of the subsidiary activities is considered to constitute a business segment.

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

        The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation of the Associations -- Capital Requirements" contained herein and Note 17 of Notes to Consolidated Financial Statements, which are contained in the Company's annual meeting proxy statement.


   LENDING ACTIVITIES

   General

        At September 30, 1996, the Company s net loan portfolio totaled approximately $1.3 billion, or 82.79% of the Company's total assets. The Company s principal lending activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Company s lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal curtailed loans made on nonresidential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Company has shifted its focus to concentrate on single-family residential mortgage lending and consumer lending. The Company also offers commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry and Florence counties in South Carolina and Brunswick County in North Carolina.

        Since 1995 the Company also has had a correspondent lending program allowing for the purchase of loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company s underwriters. Purchases under this program totaled $37.9 million in fiscal 1996.

        The Company makes both fixed-rate and adjustable-rate loans and generally retains the servicing on loans originated. A large percentage of single-family loans are made pursuant to certain guidelines which will permit the sale of such loans in the secondary market to government agencies or private investors. The Company s primary single-family product is the conventional loan. However, loans are also originated which are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

        Set forth below is selected data relating to the aggregate composition of the Company s loan and mortgage-backed securities portfolios on the dates indicated.

                                                           At September 30,
                                1996               1995              1994           1993             1992
                                      % of               % of            % of            % of            % of
                                     Port-              Port-            Port-           Port-           Port-
                            Amount   folio     Amount   folio    Amount  folio  Amount   folio  Amount   folio
                                                      (dollar amounts in thousands)
  TYPE OF LOAN
  Conventional real estate loans:
     Loans on existing
     property              $1,125,230    87.9%    $  928,084     85.7%   $818,564    85.0%   $818,320    84.6%   $599,670    79.2%
     Construction loans        46,727     3.7         39,116      3.6      40,827     4.2      23,989     2.5      26,242     3.5
  Commercial business
     loans                     26,634     2.1         27,825      2.6      25,403     2.7      29,189     3.0      38,269     5.1
  Consumer loans:
     Home equity               47,633     3.7         47,015      4.3      51,486     5.3      58,109     6.0      61,595     8.1
     Mobile homes              21,925     1.7         25,027      2.3      28,276     2.9      31,476     3.2      33,622     4.4
     Credit Cards              10,453     0.8          9,146      0.8       8,115     0.8       7,354     0.8       7,554     1.0
     Savings account
       loans                    5,430     0.4          5,262      0.5       4,677     0.5       4,751     0.5       1,991     0.3
     Other consumer
       loans                   34,844     2.7         28,131      2.6      19,096     2.0      15,872     1.6       8,650     1.1
  Total gross loans
     receivable             1,318,876   103.0      1,109,606    102.4     996,444   103.4     989,060   102.2     777,593   102.7
  Allowance for loan losses   (11,202)   (0.9)       (10,637)    (1.0)    (10,728)   (1.1)    (10,742)   (1.1)     (4,837)   (0.7)
  Loans in process            (26,652)   (2.0)       (14,282)    (1.3)    (20,213)   (2.1)     (7,742)   (0.8)    (12,201)   (1.6)
     Deferred loan fees
       and discounts             (912)   (0.1)        (1,320)    (0.1)     (2,137)   (0.2)     (2,969)   (0.3)     (3,107)   (0.4)

        Loans
          receivable,net   $1,280,110   100.0%    $1,083,367    100.0%   $963,366   100.0%  $ 967,607   100.0%   $757,448   100.0%
  TYPE OF SECURITY
  Real estate:
     Single-family
        residential        $  843,890    65.9%    $  644,706     59.5%   $551,826    57.3%  $ 498,858    51.6%   $311,853    41.2%
     2- to 4-family            59,379     4.7         53,736      5.0      31,604     3.3      32,087     3.3      29,762     3.9
     Other dwelling units      56,629     4.4         57,269      5.3      59,310     6.2      61,898     6.4      56,331     7.5
     Commercial, industrial,
        or land               212,059    16.6        211,489     19.5     216,651    22.5     249,466    25.8     227,966    30.1
  Commercial business
     loans                     26,634     2.1         27,825      2.6      25,403     2.6      29,189     3.0      38,269     5.1
  Consumer loans:
     Home equity               47,633     3.7         47,015      4.3      51,486     5.3      58,109     6.0      61,595     8.1
     Mobile homes              21,925     1.7         25,027      2.3      28,276     2.9      31,476     3.2      33,622     4.4
     Credit Cards              10,453     0.8          9,146      0.8       8,115     0.8       7,354     0.8       7,554     1.0
     Savings account loans      5,430     0.4          5,262      0.5       4,677     0.5       4,751     0.5       1,991     0.3
     Other consumer            34,844     2.7         28,131      2.6      19,096     2.0      15,872     1.6       8,650     1.1
  Total gross loans
     receivable             1,318,876   103.0      1,109,606    102.4     996,444   103.4     989,060   102.2     777,593   102.7
  Allowance for loan
     losses                   (11,202)   (0.9)       (10,637)    (1.0)    (10,728)   (1.1)    (10,742)   (1.1)     (4,837)   (0.7)
  Loans in process            (26,652)   (2.0)       (14,282)    (1.3)    (20,213)   (2.1)     (7,742)   (0.8)    (12,201)   (1.6)
  Deferred loan fees
     and discounts               (912)   (0.1)%       (1,320)    (0.1)     (2,137)   (0.2)     (2,969)   (0.3)     (3,107)   (0.4)
  Loans receivable,
     net                   $1,280,110   100.0%    $1,083,367    100.0%   $963,366   100.0%  $ 967,607   100.0%   $757,448    100.0%

       The Company's total loan originations during 1996 increased $136.1 million, or 53.8%, from 1995. Management believes the increase is due principally to moderately lower mortgage interest rates which resulted in an increase in refinancing activity and the strong housing markets in which the Company operates. During fiscal 1995, loans originated declined by $11.9 million over 1994 originations.

       The following table shows, at September 30, 1996, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

                                                      Over            Over Ten
                                 Over One Over Two  Three toOver Five    to       Over
                         Within   to Two  to Three    Five   to Then  Fifteen   Fifteen
   Consolidated         One Year  Years    Years     Years    Years    Years     Years     Total
                                                   (dollars in thousands)
   Real estate mortgages:
      Adjustable-rate  $  4,786 $  4,158 $  1,865  $  8,027 $ 22,039 $ 57,850  $569,924 $   668,649
      Fixed-rate         28,831    9,681   13,271    21,928   35,835  113,864   279,898     503,308
   Consumer loans:
      Adjustable-rate    41,768      202      411     1,475    7,164    5,581     3,853      60,454
      Fixed-rate         18,237    5,008    6,774    15,642   12,464    1,507       199      59,831
   Commercial business
      loans:
      Adjustable-rate    13,548    2,251      986     1,678                         726      19,189
      Fixed-rate          5,138    1,330      428       519                30                 7,445

   Total               $112,308 $ 22,630 $ 23,735  $ 49,269 $ 77,502 $178,832  $854,600 $ 1,318,876


   Residential Mortgage Lending

        At September 30, 1996, the Company s real estate loans totaled
  approximately $1.2 billion, or 88.86% of gross loans receivable.   One- to
  four-family residential mortgage loans totaled $903.3 million or 77.07% of the Company's real estate loans and 68.49% of total gross loans receivable. The Company offers adjustable-rate ("ARM") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

        The ARMs currently offered by the Company have up to 30-year terms and interest rates which adjust annually or every three, five or seven years in accordance with a designated index. ARMS may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount which the interest rate can increase or decrease over the life of the loan.

        The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its portfolios.  In order to encourage the origination of ARMs with interest rates which adjust annually, the Company, like many of its competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan.
  The Company presently offers single-family ARMs indexed to the one year constant maturity treasury index.  While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company s cost of funds.  Included in the
  Company s single-family ARMs are loans originated in the past which reprice to spreads over cost of funds indices. The Company underwrites ARMs based on the fully-indexed rate.  The Company s fixed-rate residential mortgage loans have terms ranging from 10 to 30 years and require level monthly payments sufficient to amortize principal over the life of the loan.

        The Company originates residential mortgage loans with loan-to-value ratios up to 95%. Generally, on mortgage loans exceeding 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers regularly employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to certain guidelines which will permit the sale of such loans in the secondary market.

        The Company offers various other residential lending programs, including bi-weekly mortgage loans and two-step mortgage loans originated principally for first-time home buyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves.

         The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses up to 90% loan-to-value. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use. Such loans may be on a fixed-rate or adjustable-rate basis.

  Commercial Real Esate, Multifamily and Land Lending

        At September 30, 1996, the Company s commercial real estate portfolio totaled $173.7 million, or 13.17% of total gross loans and 14.82% of real estate loans. Its multi-family portfolio totaled $56.6 million, or 4.29% of total gross loans and 4.83% of total real estate loans. Loans made with land as security totaled $38.4 million, or 2.91% of total gross loans and 3.27% of total real estate loans.

        The Company originates both short-term construction and permanent loans secured by industrial warehouses, medical and professional office buildings,
  multi-family apartment projects and mid-rise office buildings located in its primary lending areas of Charleston, Dorchester, Berkeley, Georgetown, Horry and Florence counties.  Approximately 98% of the existing commercial and multi-family real estate loans were made in these counties.  Because of market conditions, since 1993 the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

        Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Such loans are generally made on an adjustable-rate basis, ranging from one-half to two percent above the prime lending rate. Permanent commercial real estate loans generally have been made for terms of ten years with provisions for interest rate adjustments semi-annually or annually and payments based on 30-year amortizations. Payment adjustments occur annually. In the past the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percent above its prevailing cost of funds. As such loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based on the prime lending rate as the index.

        Commercial and multi-family mortgage lending generally involves greater risk than single-family lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed), the borrower s ability to repay the Company s loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions, and commercial and multi-family loans may thus be subject, to a greater extent than single-family property loans to adverse conditions in the economy.

  Consumer Lending

        Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of their assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's gross consumer loans totaled $120.3 million at September 30, 1996, or 9.12% of gross loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $47.6 million, or 39.60% of all consumer loans. Remaining consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

   Commercial Business Lending

        The Company is permitted under federal law to make secured or unsecured loans for commercial, corporate business and agricultural purposes including issuing letters of credit. The aggregate amount of such loans outstanding generally may not exceed 10% of an institution's assets.

        The Company s commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company s commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company s prime lending rate. Some loans have fixed interest rates determined at the time of takedown. At September 30, 1996, the Company s commercial business loans outstanding were $26.6 million, which represented 2.02% of total gross loans receivable.

  Loan Sales and Servicing

        While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 1996, the Company was servicing loans for others of $216.1 million.

        Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company s policy with respect to the sale of fixed-rate loans is dependent to
  a large extent on the general level of market interest rates.   Sales of
  fixed-rate residential loans totaled $6.9 million in 1996, $1.5 million in 1995 and $79.2 million in 1994. At September 30, 1996, the Company had $1.4 million in loans held for sale.

  Loan Solicitation, Processing and Underwriting

        The Company actively solicits loan applications from existing customers, local real estate agents, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser, who is approved by the Company in accordance with current regulations and its respective policies, or by an in-house appraiser. As soon as the required information is obtained and the appraisal is completed, the loan is submitted to the Company s loan underwriting officers who make a recommendation to the Associations Loan Committees for approval or disapproval. One program offered by First Federal, the Quick Close Mortgage, eliminates the requirement for a standard appraisal and substitutes an internal property evaluation performed by First Federal personnel. This program is only available to loans with loan to value ratios of 90% or less and for loan originations retained in First Federal's portfolio. Stringent underwriting standards also apply.

        When considering loans with a higher degree of risk, additional collateral may be obtained or mortgage insurance or other guarantees may be considered necessary by the Company. Loans over a specified dollar limit are also subject to additional approval of the Associations Board of Directors. All related party transactions are processed according to regulatory guidelines and normal underwriting guidelines. The Loan Committees and full Boards of Directors of the Associations review and approve all related party loans.

        Certain risks are inherent with loan portfolios which contain commercial real estate, multi-family, commercial business and consumer loans. While these types of loans provide benefits to the Company s asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial real estate and multi-family loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local or regional real estate market or in the general economy.
        Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction. Consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

        There are, due to the nature of ARMs, unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Company s asset/liability management program, they pose additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

        All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

  Limits on Loan Concentrations

        The Associations permissible lending limits for loans to one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, First Federal's and Peoples Federal's lending limits under this restriction were $11.8 million and $4.5 million, respectively. A broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset.

  Loan Origination and Other Fees

        In addition to interest earned on loans, the Company receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan charged to the borrower for originating the loan.

        Loan origination fees received, if any, are offset by the deferral of certain direct expenses associated with loans originated. The net fees or costs are recognized as yield adjustments by applying the interest method according to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

        The Company also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of loan fee income.


  NON-PERFORMING ASSETS AND RISK ELEMENTS

  Loan Delinquencies

        When a borrower fails to make a required payment on a loan, the Company attempts to cure the default by contacting the borrower. The Company contacts the borrower after a payment is past due less than 20 days, and a late charge is assessed on the loan. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan continues 60 to 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action. The Company may accept voluntary deeds of the secured property in lieu of foreclosure.

        The Company s mortgage loans are generally secured by the use of a mortgage instrument. Notice of default under these loans is required to be recorded and mailed. If the default is not cured within three months, a notice of sale is posted, mailed and advertised, and a sale is then conducted.

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

        Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate acquired in settlement of loans until such time as it is sold. When such real property is acquired, it is recorded at fair value. Any write-down of the property is charged to the allowance for loan losses.

        The following table sets forth information with respect to the Company s problem assets at the dates indicated.

                                                                      At September 30,
                                                    1996        1995        1994        1993        1992
                                                                (dollar amounts in thousands)
    Non-accrual loans                            $    8,129  $    7,709  $    4,454  $    8,965  $    9,577
    Accruing loans 90 days or more
                                                      1,278         816         740       1,458       2,216        delinquent
    Renegotiated loans                                8,049      11,103      13,129       9,001       7,210
    Real estate and other assets
        acquired in settlement of loans               2,326       3,144       3,290       5,480       7,951
                                                 $   19,782  $   22,772  $   21,613  $   24,904  $   26,954
   As a percent of loans receivable and
       real estate and other assets
       acquired in settlement of loans                 1.54%       2.10%       2.24%       2.56%       3.52%
   As a percent of total assets                        1.28        1.67        1.74        1.98        2.73
   Allowance for loan losses as a percent
       of problem assets                              56.63%      46.71%      49.64%      43.13%      17.95%

        The Company's problem assets as a percentage of total assets over the past five years have declined from 2.73% at September 30, 1992 to 1.28% as of
  September 30, 1996.   Although problem asset totals may include loans which
  are considered to be earning assets, there generally exists more than normal risk associated with the severity of delinquency or the renegotiated terms of these loans.

        For further discussion of the Company s problem assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality" and Note 7 of the Notes to Consolidated Financial Statements.

  ALLOWANCE FOR LOAN LOSSES

        The Company s allowance for loan losses totaled $11.2 million at September 30, 1996. Management periodically evaluates the adequacy of the allowance based upon historical delinquency rates, the size of the Company s loan portfolios and various other factors. See Note 7 of Notes to the Consolidated Financial Statements for information concerning the Associations' provision and allowance for loan losses. For a discussion of changes in the Company's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Allowance for Loan Losses."

        In the Spring of 1993 management learned of the initial recommendations of the United States Department of Defense to close numerous Naval facilities in the Charleston Metropolitan Area. The Base Realignment and Closure Commission subsequently voted to include the Charleston Naval Station and the Charleston Naval Shipyard in its final list of military facilities to be closed. The Commission also voted to consolidate the East Coast Naval Electronics Systems Engineering Center in the Charleston area. The provision for loan losses of $3.7 million in fiscal 1993 partially reflected increased reserves for the potential impact on the loan portfolio of the military base closures in the Charleston metropolitan area. The total allowance for loan losses also increased in fiscal 1993 by $4.6 million for the allowance on loans acquired in the Peoples Federal acquisition. In April of 1996 most of the net reductions in employment related to military downsizing were completed. Although there were adverse affects on Charleston and the surrounding counties related to military reductions over the past three years, the Charleston economy has been positively affected by recent business expansion.

        While the Company believes it has established its allowance for loan losses in accordance with generally accepted accounting principles at September 30, 1996, there can be no assurance that regulators, when reviewing the Associations portfolios in the future, will not request the Associations to increase significantly their allowance for loan losses, thereby adversely affecting the Company's financial condition and earnings.

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

                                                  At September 30,
                                1996     1995       1994      1993     1992
                                         (dollar amounts in thousands)
   Allowance for loan losses applicable to:
     Real estate loans       $  8,987  $  8,875  $  9,074  $  9,189  $ 3,036
     Commercial loans             925       715       750       648      698
     Consumer loans             1,290     1,047       904       905    1,103
         Total               $ 11,202  $ 10,637  $ 10,728  $ 10,742  $ 4,837
    Percent of loans to total net loans:
       Real estate loans         88.7%     87.0%     85.9%     84.9%    80.0%
       Commercial business
         Loans                    2.0       2.5        2.6       3.0        5.0
       Consumer loans             9.3      10.5       11.5      12.1       15.0
         Total                  100.0%    100.0%     100.0%    100.0%     100.0%


   OTS Asset Classification System

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

        When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $30.9 million in assets as substandard and $1.6 million as loss, respectively, as of September 30, 1996.

        The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The designation "special mention" shall be made by either the institution or its examiner. The Company had $18.8 million of assets designated "special mention" as of September 30, 1996.

        Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classifed and established allowances against all assets requiring classification under the regulation.

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

        At September 30, 1996, the Company's investment and mortgage-backed securities portfolio totaled approximately $192.5 million, which included stock in the FHLB of Atlanta of $15.6 million. Investment securities include U.S. Government and agency obligations and corporate bonds approximating $57.2 million and $12.7 million, respectively. At September 30, 1996 there were seven investments in mutual funds totaling approximately $24.1 million. Mortgage-backed securites totaled $83.0 million as of September 30, 1996. See
  Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company's accounting for investment and mortgage-backed securities. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

        Objectives of the investment policies of the Company are achieved through investing in U.S. Government, federal agency, corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of the Company and the Associations. Investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committees which execute investment policy.
  The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

        As members of the FHLB System, the Associations are required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation of the Associations -- Federal Home Loan Bank System." The stock of the FHLB of Atlanta is redeemable at par value.

        Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty, the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in commercial paper and corporate debt securities which are rated in either one of the three highest categories by two nationally recognized investment rating services.

        The Company adopted SFAS 115 effective September 30, 1993. Accordingly, investments are classified as either held to maturity, available for sale or as trading securities. At September 30, 1996 the Company had no "trading" securities.

        The Company's investment in mortgage-backed securities serve several primary functions. First, the Company has securitized whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Company previously securitized loans with federal agencies to reduce its credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Company acquires mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment reduced loan originations and replace loan portfolio runoff.

        The following tables sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, excluding stock in the FHLB of Atlanta, maturities and average yields at September 30, 1996. The fair value of the Company's investment securities portfolio, excluding stock in the FHLB of Atlanta, was $176.8 million on that date.

   Investment and Mortgage-backed Securities Portfolio

                                                                                 As of September 30,
                                                                1996                    1995                    1994
                                                        Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                          Cost        Value       Cost        Value       Cost        Value
                                                                            (dollar amounts in thousands)
   Securities Held to Maturity

   U.S. Treasury and U.S. Government agencies
     and corporations                                  $    27,487 $    27,417 $    46,853 $    47,028 $    51,432 $    50,636
   Corporate debt and other securities                                              21,301      21,659      16,565      16,338
   Mortgage-backed securities of FNMA, FHLMC
     and GNMA                                                                       18,361      18,844      22,483      22,291

     Total securities held to maturity                 $    27,487 $    27,417 $    86,515 $    87,531 $    90,480 $    89,265


   Maturity and Yield Schedule as of September 30, 1996
                                                                    Weighted
                                                        Carrying     Average
                                                          Value       Yield
   U.S. Treasury and U.S. Government agencies
     and corporations:
   Within 1 year                                       $    14,513       6.15%
   After 1 but within 5 years                               12,974       6.16%

   Total securities held to maturity                   $    27,487       6.15%

                                                                                 As of September 30,
                                                                1996                    1995                    1994
                                                        Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                          Cost        Value       Cost        Value       Cost        Value
                                                                            (dollar amounts in thousands)
   Securities Available for Sale

   U.S. Treasury and U.S. Government agencies
     and corporations                                  $    29,755 $    29,668 $    15,792 $    15,874 $    16,270 $    15,700
   Corporate debt and other securities                      12,417      12,689
   Equity securities
     Asset Management Fund-Adjustable Rate
       Mortgage Portfolio                                    9,000       8,932       9,000       8,932       9,000       8,815
     Federated Adjustable Rate Mortgage Fund                10,000       9,709      10,000       9,689      10,000       9,618
     Other mutual funds and other                            5,561       5,436       5,656       5,336       4,000       3,764
   Mortgage-backed securities of FNMA, FHLMC
     and GNMA                                               82,152      82,991      82,260      82,765      86,116      83,137

     Total securities available for sale               $   148,885 $   149,425 $   122,708 $   122,596 $   125,386 $   121,034


   Maturity and Yield Schedule as of September 30, 1996
                                                                    Weighted
                                                        Carrying     Average
                                                          Value       Yield

   U.S. Treasury and U.S. Government agencies
     and corporations:
   Within 1 year                                             4,012       6.54%
   After 1 but within 5 years                               20,662       5.93%
   After 5 but within 10 years                               4,994       8.11%
                                                            29,668       6.38%
   Corporate debt and other securities:
   Within 1 year                                             2,254       6.42%
   After 1 but within 5 years                                8,406       8.14%
   After 5 but within 10 years                               2,029       7.24%
                                                            12,689       7.69%
   Equity securities
   Within 1 year                                            24,077       5.81%

   Mortgage-backed securities of FNMA, FHLMC and GNMA:
   Within 1 year                                                16       6.00%
   After 1 but within 5 years                                6,010       6.78%
   After 5 but within 10 years                               6,095       7.93%
   After 10 years                                           70,870       7.58%
                                                            82,991       7.55%

                                                           149,425       7.05%

  SOURCES OF FUNDS

       Deposits are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. FHLB advances and short-term borrowings provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

  Deposits

       The Company offers a number of deposit accounts including passbook savings accounts, NOW/checking, commercial checking, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company s deposit accounts, see Note 10 of Notes to Consolidated Financial Statements.

       The following table sets forth the dollar amount of deposits in the various types of savings accounts offered by the Company on the dates indicated.

                                            Balance at                Balance at                 Balance at
                                           September 30,    % of    September 30,      % of    September 30,    % of
                                               1996       Deposits       1995        Deposits       1994      Deposits
                                                                  (dollar amounts in thousands)
   NOW and checking accounts              $      123,907     11.67% $     117,149       10.90% $    112,270       10.56%
   Passbook and regular savings                  119,509     11.26        125,588       11.69       150,693       14.17
   Money market deposit accounts                 131,393     12.38        131,225       12.22       140,511       13.22
   Savings certificates
       6 mos. or less                             99,782      9.40        105,785        9.85        74,631        7.02
   Savings certificates
       greater than 6 mos.                       382,756     36.05        406,108       37.80       406,564       38.25
   Jumbo certificates                             68,218      6.42         54,339        5.06        52,693        4.96
   IRA accounts(1)                               136,052     12.82        134,119       12.48       125,633       11.82
       Total                              $    1,061,617    100.00% $   1,074,313      100.00% $  1,062,995      100.00%

   (1) Balances include different account types of varying maturities that have not been included in other categories above.

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

        The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 2% of deposits at September 30, 1996, are obtained from customers residing outside of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

  Savings Deposit Activity

        The following table sets forth the savings activities of the Company for the periods indicated.

                                           For the Year Ended September 30,
                                        1996         1995         1994
                                                (dollars in thousands)
    Net increase (decrease) before   $ (49,993)   $ (23,161)   $ (18,479)
       interest credited
    Interest credited                   37,297       34,479       30,255

    Net increase                     $ (12,696)   $  11,318    $   1,776


   Jumbo Certificates of Deposit

         The following table indicates the amount of the Company s jumbo certificates of deposit by time remaining until maturity as of September 30, 1996. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.





               Maturity Period                       At September 30, 1996
                                                 (dollar amounts in thousands)
    Three months or less                                        $  31,783
    Over three through six months                                  16,210
    Over six through twelve months                                 16,053
    Over twelve months                                              4,172
    Total                                                       $  68,218


  Borrowings

        The Company relies upon advances from the FHLB of Atlanta to supplement their supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Company s primary borrowings source. Advances from the FHLB of Atlanta are typically secured by the Company s stock in the FHLB of Atlanta and a portion of the Company s first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.

        At September 30, 1996, the Company had advances totaling $312.4 million from the FHLB of Atlanta at an average rate of 5.61%. At September 30, 1996, the maturity of the Associations' FHLB advances ranged from one to sixteen years. Substantially all of the advances mature within one year. For more information on borrowings, see Note 11 of Notes to Consolidated Financial Statements.

        The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 1996, the Company had $16.8 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.69% at September 30, 1996, and mature within three months. For more information on borrowings, see Note 12 of Notes to Consolidated Financial Statements.

        The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

                                                                      At or For the Year Ended September 30,
                                                                          1996          1995         1994
                                                                           (dollar amounts in thousands)
    Weighted Average Rate Paid On (at end of period):
         FHLB advances                                                     5.61%         5.88%        5.03%
         Securities sold under agreements to repurchase                    5.69%         5.89%        5.20%
    Maximum Amount of Borrowings Outstanding (during
      period):
         FHLB advances                                                  312,402      $107,853       82,962
         Securities sold under agreements to repurchase                  43,860        45,217       13,098
    Approximate Average Amount of Short-term Borrowings
      With Respect To:
         FHLB advances                                                  215,396        78,982       57,002
         Securities sold under agreements to repurchase                  38,757        26,769        4,769
    Approximate Weighted Average Rate Paid On (during
      period):
        FHLB advances                                                     5.70%         5.92%        5.23%
         Securities sold under agreements to repurchase                   5.70%         6.08%        4.40%

  Long-term Debt

        On September 17, 1992, the Company issued $20.3 million aggregate principal amount of Senior Notes ("Notes") due September 1, 2002. The Notes bear interest at 9-3/8% per year. The Company received net proceeds of approximately $19.0 million, $16.5 million of which was used to complete the acquisition of Peoples Federal on October 9, 1992. The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the Notes tendered by noteholders for prepayment during the period from the date of issuance through September 1, 1993, and thereafter in any twelve-month period ending September 1, subject to certain limitations. The Company's obligation to prepay Notes tendered for prepayment is not cumulative. Although the Company is obligated to prepay in any prepayment period up to $1.0 million of the Notes annually, it is not required to establish a sinking fund or otherwise set aside funds for that purpose. The ability of the Company to prepay the Notes depends, to a substantial degree, upon interest income generated by the Company's investment assets, the availability of alternative credit sources, and the payment of dividends and other fees to the Company by the Associations. Notes totaling
  $487 thousand were redeemed on September 1, 1993. None have been redeemed since that time. See Note 13 of Notes to Consolidated Financial Statements for additional information on the Notes.

        The principal expense of the Company is the interest due annually on the Notes which approximates $1.9 million, assuming certain noteholder options to elect prepayment of the Notes are not exercised. Payments of interest and principal on the Notes are dependent upon the ability of First Federal and Peoples Federal to pay dividends to the Company. Dividend and other capital distributions by the subsidiaries are restricted by regulation and may require regulatory approval. For further information, see "Regulation of the Associations - Dividend Limitations."

  ASSET AND LIABILITY MANAGEMENT

        Management believes that the analysis and management of interest rate risk is crucial to the long-term profitability of the Company as well as the savings and loan industry generally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
  Asset and Liability Management" for a further discussion of the Associations' asset/liability management strategies and for the Company's interest rate sensitivity analysis table at September 30, 1996.

  Rate/Volume Analysis

        For the Company's rate/volume analysis and interest rate margin, see
  "Management's Discussion and Analysis of Financial Condition and Results of
  Operations -- Net Interest Income."

        For additional information regarding the Company's yields and costs and changes in net interest income, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

  SUBSIDIARY ACTIVITIES

        The Associations are permitted under OTS regulations to invest up to 2%
  of their assets in service corporations, with an additional investment of 1% of assets where such investment is primarily for community, inner-city and community development purposes. At September 30, 1996, First Federal and
  Peoples Federal were authorized to invest up to $21.7 million and $8.9 million, respectively, in the stock of, or loans to, service corporations
  (based upon the 2% limitation). At September 30, 1996, First Federal's investment in stock and secured and unsecured loans in its service corporations was $521,615. At September 30, 1996, Peoples Federal's investment in its service corporations was $1.4 million.

        First Federal has two wholly-owned subsidiaries:

  Charleston Financial Services

        Incorporated on January 28, 1977, its primary operations include the conversion of computer information to a microfiche format, the sale of data processing consulting services and software and the operation of a full-service brokerage subsidiary, Link Investment Services, Inc. At September 30,
  1996, First Federal's investment in and advances to this subsidiary totaled
  $138,663. Operations of Charleston Financial Services resulted in a net loss of $25,868 for the year ended September 30, 1996.

  The Carolopolis Corporation

        The Carolopolis Corporation was incorporated in 1976 for the principal purpose of land acquisition and development and construction of various projects for resale.  Development activities began in 1981 and ended in 1989.
  The Carolopolis Corporation has been inactive for a number of years until 1996 when a lower tier corporation of Carolopolis was formed to operate and market for resale a commercial real estate property acquired through foreclosure by
  First Federal.  First Federal's investment in the Carolopolis Corporation on
  September 30, 1996 was $383,341 and a loss of $197,013 was incurred during
  1996.

        Peoples Federal has two wholly-owned subsidiaries, only one of which is active:

  First Southeast Insurance Services, Inc.

        This subsidiary, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995 an additional agency in Lake City, South Carolina, was purchased as well as the Adams Insurance Agency in Charleston, previously owned by a subsidiary of First Federal. Total insurance premiums during fiscal year 1996 approximated $8.5 million. In terms of premium dollars, the insurance agency is approximately 60% commercial lines and 40% personal lines. The agency represents several companies for both commercial and personal insurance products. Peoples Federal's investment in First Southeast Insurance Services, Inc. on September 30, 1996 was $1.4 million. Operations of this subsidiary resulted in income of $151,020 in 1996.

  COMPETITION

        First Federal was the second largest and Peoples Federal the fifth largest of savings associations headquartered in South Carolina at September
  30, 1996, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company s most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The
  Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

        The Company's competition for real estate and other loans comes principally from commercial banks, other thrift institutions, mortgage banking companies, insurance companies, developers, and other institutional lenders.
  The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided borrowers, developers, real estate brokers, and home builders.

  PERSONNEL

        As of September 30, 1996, the Company had 540 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

  REGULATION

        The Associations are subject to extensive regulation, examination and supervision by the OTS as their chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Associations' relationship with their depositors and borrowers are also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Associations' mortgage documents. The Associations must file reports with the OTS and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Associations' compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Associations and their operations. The Company, as a savings and loan holding company, also is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

  Federal Regulation of Savings Associations

  Office of Thrift Supervision

        The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

  Federal Deposit Insurance Corporation

        The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally-insured banks and to preserve the safety and soundness of the banking industry. In
  1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally-insured savings associations and established two separate funds: the Bank Insurance Fund ("BIF") and the SAIF.
  As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

        The Associations' accounts are insured by the SAIF. The FDIC insures deposits at the Associations to the maximum extent permitted by law. The
  Associations currently pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% on SAIF assessable deposits for well capitalized, financially sound institutions with only a few minor weaknesses to .31% on SAIF assessable deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. Assessments expensed for the year ended September 30, 1996, totalled $2.6 million.

        Until the second half of 1995, the matrix for assessing SAIF-member institutions deposit premiums was applied to BIF-member institutions.  As a result of the BIF having reached its designated reserve ratio, effective
  January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed, financial institutions that are members of the
  BIF.  Under the new assessment schedule, rates were reduced to a range of 0 to
  .27%, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000.  Pursuant to the Deposit Insurance Fund
  ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio.  First
  Federal's and Peoples Federal's assessments amounted to $5.1 million and $1.8 million and were expensed during the quarter ended September 30, 1996.
  Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members.  In addition, beginning January 1, 1997,
  SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the
  Financing Corporation ("FICO") in the 1980s to help fund the thrift industry
  cleanup.  BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

        The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally-chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Associations.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Associations.

  Federal Home Loan Bank System

       The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

        The Associations, as members of the FHLB-Atlanta, are required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB-Atlanta stock of $9.6 million and $6.0 million at September 30, 1996, respectively.

        Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta. First
  Federal and Peoples Federal had FHLB advances totaling $192.4 million and $120.0 million, respectively, at September 30, 1996.

   Prompt Corrective Action

        Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well-capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
  (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

        An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the various mandatory and discretionary restrictions on its operations.

        At September 30, 1996, the Associations were categorized as "well-capitalized" institutions under the prompt corrective action regulations of the OTS.

  Standards for Safety and Soundness

    The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure;
  (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing
  Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Associations fail to meet any standard prescribed by the Guidelines, the agency may require the Associations to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

  Qualified Thrift Lender Test

        All savings associations are required to meet a qualified thrift lender
  ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations:
  (1) the association may not make any new investment or engage in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office;
  (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

        Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination;
  100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of First
  Federal and Peoples Federal exceeded 65% of their respective portfolio assets as required by regulation.

  Liquidity Requirements

        Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of no less than a specified percentage (currently 5%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1996, liquidity ratios of the Associations exceeded regulatory requirements.

  Capital Requirements

        Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.
  Savings associations must meet all of the standards in order to comply with the capital requirements.

        OTS capital regulations establish a 3% core capital or leverage ratio
  (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries.
  Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4%
  (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.
   See "-- Prompt Corrective Action."

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

        Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

       Each savings institution must maintain total risk-based capital equal to least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

        The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of
  credit risk associated with that particular class of assets.  Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets.  The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100%
  for repossessed assets or assets more than 90 days past due.  Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight.  Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio.  The book value of assets in each category is multiplied by the weighting factor (from
  0% to 100% assigned to that category).  These products are then totaled to arrive at total risk-weighted assets.  Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet
  "credit equivalent amount" based on a conversion schedule.  These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

        Refer to Note 17 of Notes to Consolidated Financial Statements for a summary of all applicable capital requirements of First Federal and Peoples
  Federal.

  Limitations on Capital Distributions

        OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Associations to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

        A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A
  Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier
  3 associations may not make any capital distributions without prior approval from the OTS.

        The Associations currently meet the criteria to be designated Tier 1 associations and, consequently, could at their option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of their net income during the calendar year plus 50% of their surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

  Investment Rules

       Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Associations' unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, First Federal's and Peoples Federal's limit on loans to one borrower was $11.8 million and $4.5 million, respectively. At September 30, 1996, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $11.1 million and $3.4 million, respectively, and were secured by multi-family real estate and a golf course facility, respectively.

  Activities of Associations and Their Subsidiaries

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

  Transactions with Affiliates

        Savings associations must comply with Sections 23A and 23B of the
  Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings
  association were a Federal Reserve member bank.   A savings and loan holding
  company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA.
  Generally, Sections 23A and 23B:  (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates
  to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-
  affiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

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

        The Associations' authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal
  Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Associations may make to such persons based, in part, on the each of the Associations' capital position, and requires certain board approval procedures to be followed. The
  OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

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

  Company Acquisitions

        The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

  Qualified Thrift Lender Test

        The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal
  Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, to register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

        The Associations currently satisfy the qualifying thrift definitional tests. If the Associations failed to satisfy such tests in any taxable year, they would be unable to make additions to their bad debt reserves. Instead, the Associations would be required to deduct bad debts as they occur and would additionally be required to recapture their bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests require the Associations to hold at least 60% of their assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Associations in the conduct of their banking business. The Associations' ratios of qualifying assets to total assets exceeded 60% through September 30, 1996. Although there can be no assurance that the Associations will continue to satisfy the 60% test, management believes that this level of qualifying assets can be maintained by the Associations.

        The amount of the addition to the reserve for loan losses on qualifying real property loans under the percentage-of-taxable-income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which: (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeds (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. The Associations do not expect this overall limitation to restrict the Associations' deduction for additions to its bad debt reserve for the year ended September 30, 1996. At September 30, 1996, First Federal's and
  Peoples Federal's total bad debt reserve for tax purposes was approximately
  $11.3 million and $11.7 million, respectively.

        Recently enacted legislation will affect the Associations' tax bad debt reserves beginning with the fiscal year ending September 30, 1997. The Small
  Business Job Protection Act of 1996, signed into law on August 20, 1996, contains a provision that repeals the thrift bad debt reserve method under section 593, effective for taxable years beginning after December 31, 1995.
  As a result, all thrifts, including the Associations, will be required to change from the reserve method of section 593 to either the specific charge-off method of section 166 (available to all thrifts) or the experience method
  (available only to thrifts that qualify as "small banks," i.e., under $500 million in assets measured on a controlled group basis) to compute the tax bad debt deduction.

        Under enacted legislation, the change in accounting method that eliminates the reserve method triggers bad debt reserve recapture for post-
  1987 reserves over a six-year period. At September 30, 1996, the Associations' post-1987 reserves amounted to $1.5 million. Pre-1988 reserves would be subject to recapture if the institution makes distributions in excess of accumulated earnings and profits or makes a distribution in a partial or complete liquidation. A special provision suspends recapture of post-1987 reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loan originations exceeds a base year amount, which is determined by reference to the average of the institution's loan originations during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997.

        The enacted legislation differs significantly from prior law, which triggered recapture upon a thrift institution's conversion to a bank or upon failure to satisfy the tax law definition of a thrift. In addition, under prior law, a converted thrift only recaptured the portion of the reserve attributable to use of the percentage of taxable income method. There was no recapture of bank reserves if the converted thrift used the experience method and continued to qualify as a small bank as defined above.

        To the extent that the Associations make "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method;
  or (ii) from the supplemental reserve for losses on loans ("Excess
  Distributions"), then an amount based on the amount distributed will be included in the Associations' taxable income. The enacted legislation amends the definition of Excess Distributions to mean "nondividend distributions" from the base year reserves on qualifying and nonqualifying property loans and the supplemental reserve for losses on loans. Nondividend distributions include distributions in excess of the Associations' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Associations' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Associations' bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Associations' bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Associations. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.
  Thus, if, the Associations make a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Associations. The Associations do not intend to pay dividends that would result in a recapture of any portion of their tax bad debt reserves.

        The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%.  The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.  In addition, only 90% of AMTI can be offset by net operating loss carryovers.
  AMTI is increased by an amount equal to 75% of the amount by which the
  Associations' adjusted current earnings exceeds its AMTI (determined without
  regard to this preference and prior to reduction for net operating losses).
  For taxable years beginning after December 31, 1986, and before January 1,
  1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the
  Associations, whether or not an Alternative Minimum Tax ("AMT") is paid.

        The Company may exclude from its income 100% of dividends received from the Associations as members of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Associations will not file a consolidated tax return, except that if the Company or the Associations own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

        The Internal Revenue Service is examining the Company's federal income tax return for the year ended September 30, 1994.

        Under the laws of South Carolina, the Associations are required to pay an income tax at the rate of 6% of net income as defined in the statute. This tax is imposed on financial institutions, such as savings and loan associations, in lieu of the general state business corporation income tax.
  Prior to fiscal 1990, First Federal utilized state net operating loss carryforwards. During fiscal 1989, First Federal became subject to South
  Carolina income taxes. Peoples Federal did not incur any South Carolina income taxes through September 30, 1992 but became subject to South Carolina taxes in fiscal 1993. Taxes accrued for fiscal 1996 include $906 thousand payable to South Carolina.

        For additional information see Note 14 of the Notes to Consolidated
  Financial Statements.

  Item 2. PROPERTIES

        The Company's principal executive offices are located at 2440 Mall
  Drive, North Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's
  Operations Center. First Federal owns 16 of its branch offices, including its home office at 34 Broad Street in downtown Charleston. A substantial portion of its home office is now leased. The remaining seven branch offices are leased properties on which First Federal has constructed banking offices.
  These property leases expire by 2008. All of the leases include various renewal or purchase options.

        Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601 Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is leased to others. Eight of Peoples Federal's branch offices are owned with two facilities leased.

        Peoples Federal leases space for certain insurance agency operations in Charleston and in Florence. In addition, First Federal leases properties in four locations for off-site ATM facilities. First Federal also has a business partnership with Piggly Wiggly for ATM operations in five supermarket locations. Both Associations also own land purchased for potential future branch locations.

        The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

        At September 30, 1996, the total book value of the premises and equipment owned by the Company was $16.1 million. Reference is made to Note
  16 of Notes to Consolidated Financial Statements for information relating to minimum rental commitments under the Company s leases for office facilities, and to Note 8 for further details on the Company's properties.

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

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                      PART II

  Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

   Stock Prices and Dividends:


                                             High         Low        Cash
                                                                    Dividend
                                                                    Declared
    1996
    First Quarter                        $    20.50  $    18.00  $     0.16
    Second Quarter                            22.75       19.25        0.16
    Third Quarter                             21.75       17.75        0.16
    Fourth Quarter                            20.25       17.50        0.16

    1995
    First Quarter                        $    17.00  $    13.00  $     0.14
    Second Quarter                            19.75       13.75        0.14
    Third Quarter                             20.50       17.75        0.14
    Fourth Quarter                            22.50       18.00        0.14


       The Company's common stock is traded in the over-the-counter market under the Nasdaq symbol "FFCH." Trading information in newspapers is provided on the Nasdaq National Market quotation page under the listing, "FSTFNHLD." As of September 30, 1996, there were approximately 1,851 stockholders of record.

       The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased nine times with the most recent dividend paid in November, 1996, at $.18 per share. Cash dividends declared amounted to approximately $4.1 million, $3.5 million and $3.1 million for fiscal 1996, 1995 and 1994, respectively. These dividends amounted to 57.66%, 38.10% and 25.53% of net income.

       Please refer to "Regulation-Federal Regulation of Savings Associations
  Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

  Item 6.  Selected financial data

        See Selected Consolidated Financial Data in Exhibit B to the Company s definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

        See  Management's Discussion and Analysis of Financial Condition and
  Results of Operations  in Exhbit B to the Company s Proxy Statement.

  Item 8.  Financial statements and supplementary data.

       See audited financial statements in Exhibit B to the Company s Proxy
  Statement.

  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure

       The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.

                                      PART III

   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the section captioned "Proposal I Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

       The following table sets forth certain information with respect to the executive officers of the Company and the Associations. The individuals listed below are executive officers of the Company and the Associations, as indicated.

      Name                    Age (1)     Position


   A. Thomas Hood                50       President and Chief Executive Officer
                                               of the Company and President and
                                               Chief Executive Officer of First
                                               Federal

   John L. Ott, Jr.              48       Senior Vice President of the Company
                                               and Senior Vice President/Retail
                                               Banking Division of First Federal

   Charles F. Baarcke, Jr.       49       Senior Vice President of the Company
                                               and Senior Vice President/Lending
                                               Division of First Federal

   George N. Magrath, Jr.        43       President and Chief Executive Officer
                                               of Peoples Federal

   Susan E. Baham                46       Senior Vice President and Chief
                                               Financial Officer of
                                               the Company and First
                                               Federal
   _______________
   (1)  At September 30, 1996.


        The following is a description of the principal occupation and employment of the executive officers of the Company and the Associations during at least the past five years.

        A. Thomas Hood has been the President and Chief Executive Officer of the
  Company since July 1, 1996. Mr. Hood had served as Executive Vice President and Chief Operating Officer of the Company from February 1, 1995 through June
  30, 1996.  Mr. Hood has also served as Treasurer of the Company and its Chief
  Financial Officer since 1984.  Mr. Hood was named President and Chief
  Executive Officer of First Federal effective February 1, 1995. Prior to that time, he had been Executive Vice President and Treasurer of First Federal since 1984. As President and Chief Executive Officer of the Company and of
  First Federal, Mr. Hood is responsible for the daily business operations of the Company and of First Federal under policies and procedures established by the Board of Directors. Mr. Hood joined First Federal in 1975.

        John L. Ott, Jr. is the Senior Vice President of the Company and First
  Federal in which capacity he directs and coordinates all branch operations, special savings and retirement programs and the sale of non-deposit investment products. He joined First Federal in 1971 and prior to becoming Senior Vice
  President of Retail Banking in 1985, he was the Senior Vice President for
  Branch Operations.

        Charles F. Baarcke, Jr. is the Senior Vice President of the Company and
  First Federal. He is responsible for all lending operations, loan servicing and sales. He joined First Federal in 1975 and prior to becoming Senior Vice
  President in 1985, he was the Vice President of Lending Operations.

        George N. Magrath, Jr., became the President and Chief Executive Officer of Peoples Federal in 1993. Previously, Mr. Magrath was the Executive Vice
  President of Peoples Federal and was responsible for general operations of
  Peoples Federal. Prior to serving as Executive Vice President, Mr. Magrath served as Senior Vice President, Lending.

        Susan E. Baham became the Senior Vice President and Chief Financial
  Officer of the Company and of First Federal on July 1, 1996.  Previously, Mrs.
  Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984. Mrs.
  Baham is responsible for First Financial's treasury, finance, investor relations and strategic planning functions.

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

  2.  Exhibit
     (3.1)    Certificate of Incorporation, as amended, of Registrant (1)

     (3.2)    Bylaws, as amended, of Registrant (2)

       (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (3)

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

    (10.5)    Employment Agreement with John L. Ott, Jr. (4)

    (10.6)    1990 Stock Option and Incentive Plan (5)

    (10.7)    1994 Outside Directors Stock Options-for-Fees Plan (6)

    (10.8)    1994 Employee Stock Purchase Plan (6)

    (10.9)    1996 Performance Equity Plan for Non-Employee Directors (7)

   (10.10)    Employment Agreement with Susan E. Baham

      (22)    Subsidiaries of the Registrant

      (23)    Consent of Independent Auditors

  (1)   Incorporated by reference to Exhibit 3 to the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended December 31, 1993
  (2)   Incorporated by reference to Exhibit 3 to the Registrant's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 1995
  (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067
  (4) Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1995
  (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855
  (6) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
  (7) Incorporated by reference to the Registrant s Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997.

  3.    Reports on Form 10-K

        The Company filed an 8-K on September 23, 1996, announcing that its Board of Directors had elected Mrs. Paula Harper Bethea, Director of Client
  Relations and Development for Bethea, Jordan and Griffin, P.A. of Hilton Head,
  South Carolina, to the Board of Directors. It was also announced that she would serve on the Board of First Federal.


                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
   Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST FINANCIAL HOLDINGS, INC.

   Date: December 24, 1996             By:   /s/ A. Thomas Hood
                                             A. Thomas Hood
                                             President and Chief Executive
                                             Officer (Duly Authorized
                                             Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   By:   /s/ A. Thomas Hood               By:   /s/ D. Van Smith
         A. Thomas Hood                         D. Van Smith
         Director (Principal                    Director
         Executive Officer)

   Date:  December 24, 1996               Date:  December 24, 1996

   By:   /s/ Susan E. Baham               By:   /s/ Gary C. Banks, Jr.
         Susan E. Baham                         Gary C. Banks, Jr.
         Senior Vice President                  Director
         (Principal Financial
         Officer)

   Date:  December 24, 1996               Date:  December 24, 1996

   By:   /s/ Joseph A. Baroody            By:   /s/ Paula Harper Bethea
         Joseph A. Baroody                      Paula Harper Bethea
         Director                               Director

   Date:  December 24, 1996               Date:  December 24, 1996

   By:   /s/ Paul G. Campbell, Jr.        By:   /s/ A. L. Hutchinson, Jr.
         Paul G. Campbell, Jr.                  A. L. Hutchinson, Jr.
         Director                               Director

   Date:  December 24, 1996               Date:  December 24, 1996

   By:   /s/ James C. Murray              By:   /s/ D. Kent Sharples
         James C. Murray                        D. Kent Sharples
         Director                               Director

   Date:  December 24, 1996               Date:  December 24, 1996




   By:   /s/Thomas E. Thornhill
         Thomas E. Thornhill
         Director

   Date:  December 24, 1996
