Form 10-Q
period 1996-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1997-02-14
CIK 787075

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended December 31, 1996

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                      Commission File Number:  0-17122

                       FIRST FINANCIAL HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

  Delaware                                                    57-0866076
  (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

  34 Broad Street, Charleston, South Carolina                      29401
  (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number,                          (803) 529-5800
  including area code

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


                 Class                             Outstanding Shares at
              Common Stock                            January 31, 1997
             $.01 Par Value                              6,305,326

                       FIRST FINANCIAL HOLDINGS, INC.


                                    INDEX

  PART I - FINANCIAL INFORMATION                                    PAGE NO.

        Consolidated Statements of Financial Condition                   1
        at December 31, 1996 and September 30, 1996

        Consolidated Statements of Income for the Three                  2
        Months Ended December 31, 1996 and 1995

        Consolidated Statements of Cash Flows for the                    3
        Three Months Ended December 31, 1996 and 1995

        Notes to Financial Statements                                  5-9

        Management's Discussion and Analysis of Results                 10
        of Operations and Financial Condition

  PART II - OTHER INFORMATION                                           19

  SIGNATURES                                                            21

  EXHIBITS


                              SCHEDULES OMITTED

        All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                                              FIRST FINANCIAL HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                       December 31,      September 30,
                                                                                           1996               1996
                                                                                           (Amounts in thousands)
                                                                                        (Unaudited)
    ASSETS
    Cash and cash equivalents                                                        $         36,079  $       34,124
    Investments held to maturity (market value of $23,417 and $27,417)                         23,484          27,487
    Investments available for sale, at fair value                                              49,982          66,434
    Investment in capital stock of Federal Home Loan Bank, at cost                             17,970          15,620
    Loans receivable, net                                                                   1,313,542       1,278,757
    Loans held for sale                                                                         3,672           1,353
    Mortgage-backed securities available for sale, at fair value                              100,332          82,991
    Accrued interest receivable                                                                 9,896           9,799
    Office properties and equipment, net                                                       16,070          16,125
    Real estate and other assets acquired in settlement of loans                                1,419           2,326
    Other assets                                                                                9,828          11,133
    Total assets                                                                     $      1,582,274  $    1,546,149

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
         Deposit accounts                                                            $      1,059,889  $    1,061,617
         Advances from Federal Home Loan Bank                                                 359,402         312,402
         Securities sold under agreements to repurchase                                        23,328          16,805
         Long-term debt                                                                        19,763          19,763
         Advances by borrowers for taxes and insurance                                          3,053           7,341
         Other                                                                                 20,534          33,426
    Total liabilities                                                                       1,485,969       1,451,354

    Stockholders' equity:
         Serial preferred stock, authorized 3,000,000 shares--
           none issued
         Common stock, $.01 par value, authorized 12,000,000 shares, issued and outstanding 6,985,412 and 6,974,645 shares at
           December 31, 1996 and September 30, 1996, respectively                                  70              70
         Additional paid-in capital                                                            24,652          24,543
         Retained income, substantially restricted                                             78,013          75,780
         Unrealized net gain on securities available for sale,
           net of income tax                                                                    1,017             341
         Treasury stock at cost, 684,271 and 617,096 shares at December 31, 1996
           and September 30, 1996, respectively                                               (7,447)          (5,939)
    Total stockholders' equity                                                                 96,305          94,795
    Total liabilities and stockholders' equity                                       $      1,582,274  $    1,546,149

  The accompanying notes are an integral part of the statements.

                                              FIRST FINANCIAL HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                  1996             1995

                                                                                  (Amounts in thousands,
                                                                                except per share amounts)
                                                                                       (Unaudited)
   INTEREST INCOME
        Interest on loans and mortgage-backed securities                   $       27,793    $      24,593
        Interest and dividends on investments                                       1,207            1,316
        Other                                                                         685              647
   Total interest income                                                           29,685           26,556
   INTEREST EXPENSE
        Interest on deposits                                                       12,115           12,854
        Interest on borrowed money                                                  5,441            3,090
   Total interest expense                                                          17,556           15,944
   NET INTEREST INCOME                                                             12,129           10,612
   Provision for loan losses                                                          525              305
   Net interest income after provision for loan losses                             11,604           10,307
   OTHER INCOME
        Net gain on sale of loans                                                      52
        Loan servicing fees                                                           296              302
        Service charges and fees on deposit accounts                                1,323            1,145
        Commissions on insurance                                                      428              454
        Brokerage fees                                                                123               48
        Bank card fees                                                                318              238
        Real estate operations, net                                                   (49)             (89)
        Other                                                                         326              249
   Total other income                                                               2,817            2,347
   NON-INTEREST EXPENSE
        Salaries and employee benefits                                              4,930            4,291
        Occupancy costs                                                               852              794
        Marketing                                                                     278              333
        Depreciation, amortization, rental and  maintenance of equipment              664              605
        FDIC insurance premiums                                                       476              654
        Other                                                                       1,857            2,049
   Total non-interest expense                                                       9,057            8,726
   Income before income taxes                                                       5,364            3,928
   Income tax expense                                                               1,989            1,423
   NET INCOME                                                              $        3,375    $       2,505
   NET INCOME PER COMMON SHARE                                             $         0.53    $        0.40
   Cash dividends                                                          $         0.18    $        0.16
   Weighted average shares outstanding                                              6,337            6,308

  The accompanying notes are an integral part of the statements.


                                         FIRST FINANCIAL HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Three Months Ended
                                                                                      December 31,
                                                                                 1996              1995
                                                                                 (Amounts in thousands)
                                                                                       (Unaudited)
   OPERATING ACTIVITIES
   Net income                                                              $       3,375     $       2,505
   Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation                                                                 511               446
        Gain on sale of loans, net                                                   (52)
        Gain on sale of investments, net                                              (5)               (5)
        Gain on sale of property and equipment, net                                                     (1)
        (Gain) loss on sale of real estate owned, net                                 24               (28)
        Amortization of unearned discounts/premiums on investments                    33               101
        Increase (decrease) in deferred loan fees and discounts                     (206)               33
        Decrease in receivables and prepaid expenses                               1,259                65
        Provision for loan losses                                                    525               305
        Write downs of real estate acquired in settlement of loans                     7
        Proceeds from sales of loans held for sale                                 9,787
        Origination of loans held for sale                                       (12,106)          (12,592)
        Decrease in accounts payable and accrued expenses                        (13,242)           (2,884)
   Net cash used in operating activities                                         (10,090)          (12,055)

   INVESTING ACTIVITIES
   Proceeds from maturity of investments                                           9,000             7,026
   Proceeds from sale of investments                                               3,995             3,977
   Net redemption of mutual funds available for sale                               7,760               500
   Purchase of investments                                                                          (8,378)
   Purchase of FHLB stock                                                         (2,350)             (556)
   Increase in loans, net                                                        (24,228)          (31,445)
   Increase in credit card receivables                                            (1,284)           (1,189)
   Purchase of loans and loan participations                                      (9,886)           (4,417)
   Repayments on mortgage-backed securities                                        3,489             3,874
   Purchase of mortgage-backed securities available for sale                     (20,225)           (1,436)
   Proceeds from the sales of real estate owned                                    1,263               674
   Net purchase of office properties and equipment                                  (455)             (670)
   Net cash used in investing activities                                         (32,921)          (32,040)

   FINANCING ACTIVITIES
   Net decrease in deposit accounts                                               (1,728)          (17,125)
   Net proceeds of FHLB advances                                                  47,000            72,054
   Increase (decrease) of securities sold under agreements to
      repurchase                                                                   6,523            (1,494)
   Decrease in funds held for others                                              (4,288)           (3,348)
   Proceeds from sale of common stock                                                109               100
   Dividends paid                                                                 (1,142)           (1,009)
   Treasury stock purchased                                                       (1,508)              (10)
   Net cash provided by financing activities                                      44,966            49,168
   Net increase in cash and cash equivalents                                       1,955             5,073
   Cash and cash equivalents at beginning of period                               34,124            24,486
   Cash and cash equivalents at end of period                              $      36,079     $      29,559
   Supplemental disclosures:
        Cash paid during the period for:
        Interest                                                           $      21,841     $      20,145
        Income taxes                                                                 506               308
        Loans foreclosed                                                             358               389
        Unrealized net gain on securities available for sale,
          net of income tax                                                          676             1,631
        Transfers of securities held to maturity to available for sale                              50,185

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

  Earnings per Share

       Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,336,674 for the quarter ended December 31, 1996 as compared to 6,307,817 for the quarter ended December 31, 1995.

  Adoption of SFAS 114 and SFAS 118

       The Company adopted Statement of Financial Accounting Standards
  ( SFAS ) No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), on October 1, 1995. SFAS 114 requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

       SFAS 114 was amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

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

  Investments in Debt and Equity Securities

       The Company's investments in debt securities principally consist of U.S. Treasury securities and mortgage-backed securities purchased by the Company or created when the Company exchanges pools of loans for mortgage-backed securities. The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), as of September 30, 1993. In accordance with SFAS 115, the Company classifies its investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.

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

       Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in stockholders' equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations. Realized gains or losses on available for sale securities are computed on the specific identification basis.

       In November 1995, the FASB issued a Special Report as an aid in understanding and implementing SFAS 115. The Special Report included guidance that caused the Company to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value in accordance with SFAS 115. During the first quarter of fiscal 1996, the Company reclassified $32,161 of investment securities and $18,024 of mortgage-backed securities from held to maturity to available for sale.

  Securities Sold Under Agreements to Repurchase

       The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Fixed coupon reverse repurchase agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

  Loans Receivable and Loans Held for Sale

       The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan product for portfolio lending purposes. The Company's consumer loans include lines of credit, auto loans, marine loans, mobile home loans and loans on various other types of consumer products. The Company also makes shorter term commercial business loans on a secured and unsecured basis.

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

  Allowance for Loan Losses

       The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowances are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowances may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

       The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company s impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.

       Increases to the allowance for loan losses are charged by recording a provision for loan losses. Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management s review of the loan or through possession of the underlying security or through a troubled debt restructuring transaction.
  Recoveries are credited to the allowance.

  Office Properties and Equipment

       Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided generally on the straight-line method over the estimated life of the related asset for financial reporting purposes. Estimated lives range up to thirty years for buildings and improvements and up to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements, which extend the useful lives of the respective assets, are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

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

  Risk Management Instruments

       Risk management instruments are utilized to modify the interest rate characteristics of related assets or liabilities or hedge against changes in interest rates or other exposures as part of the Company s asset and liability management process. Instruments must be designated as hedges and must be effective throughout the hedge period.

       Gains and losses associated with futures and forward contracts used as effective hedges of existing risk positions or anticipated transactions are deferred as an adjustment to the carrying value of the related asset and liability and recognized in income over the remaining term of the related asset or liability.

       The Company also utilizes forward delivery contracts and options for the sale of mortgage-backed securities to reduce the interest rate risk inherent in mortgage loans held for sale and the commitments made to borrowers for mortgage loans which have not been funded. These financial instruments are considered in the Company s valuation of its mortgage loans held for sale which are carried at the lower of cost or market.

  Risks and Uncertainties

       In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company s loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, mortgage-backed securities available for sale, purchased mortgage servicing rights, and capitalized servicing fees receivable.

       The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

       In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations for the periods covered. Actual results could differ significantly from those estimates and assumptions.

  Income Taxes

       Because some income and expense items are recognized in different periods for financial reporting purposes and for purposes of computing currently payable income taxes, a provision or credit for deferred income taxes is made for such temporary differences at currently enacted income tax rates applicable to the period in which realization or settlement is expected. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

  GENERAL

       The Company recorded net income of $3.4 million, or $.53 per share, for the first quarter of fiscal 1997, compared with $2.5 million, or $.40 per share earned in the first quarter of fiscal 1996. Growth in net interest income was the most significant factor in the improvement. Net interest income in the December 1996 quarter totaled $12.1 million compared with $10.6 million one year ago. The increase was primarily attributable to an increase of $167.9 million in average earning assets in the current quarter compared with the December 1995 quarter. The net interest margin in the first quarter of fiscal 1997 was 3.20% compared with 3.15% in the comparable quarter in fiscal 1996.

       Excluding earlier one-time gains and accounting changes, net income in the first quarter of 1997 set a record for First Financial.
  Annualized return on equity increased to 14.13% from 10.77% in the quarter ended December 31, 1995. The Company's efficiency ratio also improved to 60.63% from 66.90% in the year earlier period.

  BALANCE SHEET ANALYSIS

       Consolidated assets of the Company totaled $1.6 billion at December 31, 1996. During the quarter assets increased $36.1 million, or 9.3% on an annualized basis, principally as a result of growth of $37.1 million in net loans receivable and loans held for sale.

  Cash, Investment Securities and Mortgage-backed Securities

       Cash, deposits in transit and interest-bearing deposits increased $2.0 million during the three months and totaled $36.1 million at December 31, 1996. Investments held to maturity declined by $4.0 million while investments available for sale declined $16.5 million. Maturities and sales of investments totaled $20.8 million during the quarter. Mortgage-backed securities totaled $100.3 million at December 31, 1996, increasing $17.3 million during the first quarter of 1997. Purchases of mortgage-backed securities totaled $20.2 million during the quarter.

  Loans Receivable

       Loans receivable, including loans held for sale, totaled $1.3 billion at December 31, 1996, increasing $37.1 million from September 30, 1996.
  The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $60.9 million (net of refinances) in mortgage loans, $12.4 million in consumer loans and $5.8 million in commercial business loans during the three months ending December 31, 1996. Included in mortgage loan originations were $12.1 million in loans originated for sale. The Company also purchased $9.9 million in loans from correspondent originators.

       Loans comprise the major portion of interest-earning assets of the Company, accounting for 83% of assets at December 31, 1996. The
  Company s loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                      December 31,  September 30,   December 31,
                                          1996           1996           1995
   Residential (1-4 family)          $   936,193    $   903,269     $  748,172
   Other residential                      55,292         56,629         56,685
   Land and lots                          41,989         38,367         27,163
   Commercial real estate                169,892        173,692        186,932

   Consumer                              123,363        120,285        116,490
   Commercial business                    27,735         26,634         28,844
   Total gross loans                 $ 1,354,464    $ 1,318,876    $ 1,164,286


       As the above table indicates, gross loan balances increased $35.6 million during the current quarter principally due to growth in 1-4 family residential loans. These loans currently comprise 69% of total gross loans, increasing from 64% one year ago. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $46.8 million at December 31, 1996, compared to $47.1 million at September 30, 1996. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $113.9 million as of December 31, 1996 compared to $ 116.6 million at September 30, 1996.

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


  Asset Quality

       The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):



                                               December 31,   September 30,   December 31,
                                                   1996            1996           1995
  Non-accrual loans                            $   7,737       $   8,129        $   7,013
  Loans 90 days or more delinquent (1)             1,035           1,278              465
  Renegotiated loans                               8,220           8,049           10,936
       Real estate and other assets acquired in
     settlement of loans                           1,419           2,326            2,910
  Total                                        $  18,411       $  19,782        $  21,324
       As a percent of net loans and real
     estate owned                                   1.40%           1.54%            1.88%
  As a percent of total assets                      1.16%           1.28%            1.51%
  _______________
  (1) The Company continues to accrue interest on these loans.

       Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                                     December 31,   September 30,    December
                                        1996            1996            1995

   [S]                                [C]            [C]             [C]
   Residential (1-4 family)           $  3,018       $   3,190       $   1,960
   Other residential                     2,995           2,928
   Land and lots                         1,504           1,514           1,254
   Commercial real estate                  322             607           2,260
   Consumer                                644             512             189
   Commercial business                     289             656           1,815
      Total                           $  8,772       $   9,407       $   7,478


  Allowance for Loan Losses

       The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

       The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at December 31, 1996 and September 30, 1996 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                                 December 31, 1996                         September 30, 1996
                                                                     % of                                      % of
                                                    Gross Loan     Allowance                  Gross Loan     Allowance
                                       Allowance      Balance     to Balance     Allowance      Balance     to Balance
   Residential loans:
      1-4 family                     $     1,931  $      936,193         .21%  $      1,872 $     903,269          .21%
      Other                                2,523          55,292        4.56          2,465        56,629         4.35
   Land and lot loans                      1,294          41,989        3.08          1,410        38,367         3.68
   Commercial real estate                  3,216         169,892        1.89          3,240       173,692         1.87
   Commercial business                       679          27,735        2.45            925        26,634         3.47
   Consumer loans                          1,565         123,363        1.27          1,290       120,285         1.07
      Total                          $    11,208  $    1,354,464         .83   $     11,202 $   1,318,876          .85

        The following table provides a summary of activity in the allowance for loan losses for the first quarter of fiscal 1997 (amounts in thousands).

                                 Balance                                                 Balance
                              September 30,                                              December
                                   1996         Additions    Chargeoffs   Recoveries     31, 1996
   Real estate               $       8,987   $        (16)  $        12  $         5   $   8,964
   Commercial business                 925             76           323            1         679
   Consumer                          1,290            465           213           23       1,565
      Total                  $      11,202   $        525   $       548  $        29   $  11,208


       The Company's impaired loans totaled $7.1 million at December 31, 1996, $6.3 million at September 30, 1996 and $3.6 million at December 31, 1995. Included in the allowance for loan losses at December 31, 1996 is $759 thousand related to $2.8 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.

  Deposits and Borrowings

       First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                                     December 31, 1996          September 30, 1996       December 31, 1995

                                                    % of                      % of
                                     Balance       Total        Balance      Total       Balance    % of Total
   Checking accounts             $     128,121     12.09%   $     123,907    11.67%   $    119,999     11.35%
   Passbook, statement and
      other accounts                   116,412     10.98          119,509    11.26         122,070     11.55
   Money market accounts               133,332     12.58          131,393    12.38         128,804     12.18
   Certificate accounts                682,024     64.35          686,808    64.69         686,315     64.92
      Total deposits             $   1,059,889    100.00%   $   1,061,617   100.00%   $  1,057,188    100.00%

     Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At December 31, 1996, deposits as a percentage of liabilities, declined to 71% from 80% at December 31, 1995.

     Primarily as a result of growth in loans receivable during the quarter and the utilization of FHLB advances as a primary source of funds, total borrowings increased $53.5 milllion to total $402.5 million as of December 31, 1996. Approximately $348.0 million in FHLB advances mature within one year from December 31, 1996.

  Stockholders' Equity

     Stockholders' equity increased $1.5 million during the first quarter of fiscal 1997 to total $96.3 million at December 31, 1996. The Company's capital ratio, total capital to total assets, was 6.09% at
  December 31, 1996, compared to 6.13% at September 30, 1996.   During the
  current quarter, the Company repurchased approximately 67,000 shares of common stock at an average price of $22.45. The Company has now repurchased approximately 93,000 shares under its current stock repurchase program which will end March 31, 1997. During the quarter, the Company increased its cash dividend to $.18 per share compared with $.16 per share in the most recent period.

  Regulatory Capital

     Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1996, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

     The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 1996:

                                               First Federal                 Peoples Federal
                                                      Percent of                     Percent of
                                           Amount       Assets             Amount      Assets
                                                         (Amounts in thousands)

   Tangible capital                    $   74,144          6.67%        $  27,759        6.08%
   Tangible capital requirement            16,674          1.50             6,852        1.50
   Excess                              $   57,470          5.17%        $  20,907        4.58%

   Core capital                        $   74,144          6.67%        $  27,759        6.08%
   Core capital requirement                33,348          3.00            13,703        3.00
   Excess                              $   40,796          3.67%        $  14,056        3.08%

   Risk-based capital(a)               $   80,677         10.43%        $  29,921       11.74%
   Minimum risk-based capital
      requirement(a)                       61,865          8.00            20,395        8.00
   Excess(a)                           $   18,812          2.43%        $   9,526        3.74%
  ____________________________
  (a)  Based on total risk-weighted assets.

       For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10K for the fiscal year ending September 30, 1996.


  LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

  Liquidity

       The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 5.31% for the current three months compared to 6.48% for the comparable period in fiscal 1996. Peoples Federal's average liquidity ratio was 7.71% during the present three months compared with 7.55% in the prior period.

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

       During the current quarter the Company experienced a net cash outflow from investing activities of $32.9 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment securities. The Company experienced cash outflows of $10.1 million from operating activities principally as a result of a $13.2 million decrease in accounts payable and accrued expenses. Financing activities resulted in cash inflows of $45.0 million, consisting principally of $47.0 million in FHLB advances and $6.5 million in securities sold under agreements to repurchase.

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

       The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of December 31, 1996, First Financial had cash reserves and marketable securities of $12.3 million.

       First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10K for the fiscal year ending September 30, 1996.

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

       The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                                  December 31,  September 30,   December 31,
                                                      1996           1996           1995
  Interest-earning assets maturing or repricing
       within one year                           $   828,587    $   843,281    $   875,261
  Interest-bearing liabilities maturing or
       repricing within one year                   1,052,443      1,008,920        934,621
  Cumulative gap                                 $  (223,856)   $  (165,639)   $   (59,360)

  Gap as a percent of total assets                   (14.15)%       (10.71)%        (4.19)%

       The Company's one year gap as a percent of total assets changed from (10.71)% to (14.15)% during the current three months. One year ago, the Company's one year gap as a percent of total assets was (4.19)%. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. The trend in the one year static gap is indicative of the retention of selected fixed-rate loans by the Company throughout the period. In addition, the Company extended maturities of interest-sensitive assets through origination of loans which have a fixed rate of interest for three, five, or seven years and then adjust annually thereafter to a treasury index.

       A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest
  sensitive assets and interest sensitive liabilities.   The Company
  has a variety of methods available to adjust its interest sensitivity and expects to increase the average maturity of its interest-sensitive liabilities throughout the remainder of fiscal 1997.

  COMPARISON OF OPERATING RESULTS
  QUARTERS ENDING DECEMBER 31, 1996 AND 1995

  Net Interest Income

       First Financial's net interest income for the three months ending December 31, 1996 was $12.1 million compared with $10.6 million for the comparable quarter in fiscal 1996. The gross interest margin increased from 2.82% in the prior quarter to 2.91% in the current quarter and reflects an decline of .11% between the two comparable periods in the Company's average cost of funds which was only partially offset by a .02% decline in the Company's yield on earning assets.

       The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                                           Quarter Ended December 31,
                                                        1996                       1995
                                                              Average                    Average
                                                 Average      Yield/       Average       Yield/
                                                 Balance       Rate        Balance        Rate

   Loans and mortgage-backed securities      $   1,396,552      7.93%   $   1,222,060      7.98%
   Investments and other interest-earning
       assets                                      119,025      6.34          125,613      6.20
   Total interest-earning assets             $   1,515,577      7.80%   $   1,347,673      7.82%

   Deposits                                  $   1,060,396      4.56%   $   1,069,886      4.77%
   Borrowings                                      370,401      5.83          197,003      6.23
   Total interest-bearing liabilities        $   1,430,797      4.89%   $   1,266,889      5.00%
   Gross interest margin                                        2.91%                      2.82%
   Net interest margin                                          3.20%                      3.15%

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                  Quarter Ended December 31
                                                       1996 versus 1995
                                                Volume       Rate       Total
   Interest income:
      Loans and mortgage-backed securities   $  3,390    $   (190)   $  3,200
      Investments and other interest-
         earning assets                          (111)         40         (71)
   Total interest income                        3,279        (150)      3,129
   Interest expense:
      Deposits                                   (124)       (615)       (739)
      Borrowings                                2,560        (209)      2,351
   Total interest expense                       2,436        (824)      1,612
      Net interest income                    $    843    $    674    $  1,517

       Total interest income for the current quarter of $29.7 million represents growth of $3.1 million from the comparative quarter in fiscal 1996. Average balances of earning assets increased $167.9 million during the current quarter compared to the December 1995 quarter. Average yields on loans and mortgage-backed securities declined by 5 basis points and the average yield on all other earning assets increased 14 basis points.

       Total interest expense increased $1.6 million during the current quarter, with average interest-bearing liability balances increasing by $163.9 million. The average cost of deposits declined 21 basis points while the average cost of borrowings declined 40 basis points. The Company's overall cost of funds improved by 11 basis points to 4.89% from 5.00% in the prior period.

  Provision for Loan Losses

       During the current quarter, First Financial's provision for loan losses totaled $525 thousand, compared to $305 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $519 thousand compared with $142 thousand in the comparable quarter in fiscal 1996. Total loan loss reserves as of December 31, 1996 and 1995 were $11.2 million and $10.8 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .85% and .96% at December 31, 1996 and 1995, respectively.

  Other Income/Non-Interest Expenses

       Fees on deposit accounts increased $178 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the December 1995 quarter. Other income increased $206 thousand, or 20.8%, in the current quarter. Bank card fee income increased $80 thousand in the first quarter and commissions on sales of alternative investment products increased $75 thousand.

       Non-interest expense increased $331 thousand during the current quarter. Non-interest expense as a percentage of average assets declined from 2.51% in the December 31, 1995 quarter to 2.32% in the current quarter. Other expense in the prior quarter included a non-recurring expense of approximately $348 thousand related to a checking account loss. Non-interest expense, excluding the effect of this non-recurring item, increased $679 thousand in the current quarter. The increase in the current quarter is primarily attributable to staff additions related the opening of a new branch office in Surfside Beach, South Carolina and to the expansion of Link Investment Services.

       Under the Deposit Insurance Funds Act of 1996, a special assessment was charged to the Associations and other institutions with deposits insured by the Savings Association Insurance Fund ("SAIF"). This $7.0 million expense was recorded in the quarter ended September 30, 1996 and is discussed under "Federal Deposit Insurance Corporation" ("FDIC")in the Company's Form 10-K for the year ended September 30, 1996. FDIC premium expense declined $178 thousand in the current quarter compared with the comparable quarter in fiscal 1996. Both Associations benefited from lowered assessments in the December 1996 quarter, which declined 5 basis points from a rate of 23 basis points to 18 basis points, on an
  annualized basis.   Effective January 1, 1997, annual insurance
  assessments, which now include a new Financing Corporation assessment, will approximate 6.5 basis points. Based on outstanding deposit balances at December 31, 1996, deposit insurance costs would approximate $517 thousand for the remaining nine months of fiscal 1997, compared with $1.8 million if calculated under the premium rate in effect during the comparable nine-month period in fiscal 1996.

  Income Tax Expense

       During the current quarter, the Company's effective tax rate was 37.1% compared to 36.2% in the comparable quarter. The actual tax provision of $2.0 million resulted in an increase of $566 thousand from the prior period.


  IMPACT OF REGULATORY AND ACCOUNTING ISSUES

       For a comprehensive discussion of regulatory and accounting issues, refer to "Federal Regulation of Saving Associations" in the Company's 10K for the fiscal year ending September 30, 1996.

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

  Item 4 - Submission of Matters to a Vote of Security Holders

       The following proposals were submitted to the Company's stockholders at the annual meeting on January 22, 1997. The proposals were approved by a vote of the stockholders.

  Proposal I:  Election of Directors

  Paula Harper Bethea
  A. Thomas Hood
  A. L. Hutchinson, Jr.
  Thomas E. Thornhill
  Proposal II:  Ratification of Performance Equity Plan for  Non-Employee
  Directors

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

     (10.3) Employment Agreement with A. Thomas Hood, as amended (8)

     (10.4) Employment Agreement with Charles F. Baarcke, Jr. (4)

     (10.5) Employment Agreement with John L. Ott, Jr. (4)
     (10.6) 1990 Stock Option and Incentive Plan (5)

     (10.7) 1994 Outside Directors Stock Options-for-Fees Plan (6)

     (10.8) 1994 Employee Stock Purchase Plan (6)
     (10.9) 1996 Performance Equity Plan for Non-Employee Directors (7)

    (10.10) Employment Agreement with Susan E. Baham (8)

       (22) Subsidiaries of the Registrant (8)
  ___________________
  (1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
  (2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
  (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067
  (4) Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1995
  (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855
  (6) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
  (7) Incorporated by reference to the Registrant s Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997.
  (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.


  There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                       FIRST FINANCIAL HOLDINGS, INC.

                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            First Financial Holdings, Inc.


  Date:  February 13, 1997                  By:  /s/ A. Thomas Hood
                                               A. Thomas Hood
                                               President and Chief
                                               Executive Officer
                                               Duly Authorized
                                               Representative