Form 10-Q
period 1997-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1997-05-15
CIK 787075

UNITED STATES
                       SECURITY AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1997

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


                Class                             Outstanding Shares at
            Common Stock                             April 30, 1997

           $.01 Par Value                               6,329,661

                        FIRST FINANCIAL HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NO.

   Consolidated Statements of Financial Condition
   at March 31, 1997 and September 30, 1996                            1

   Consolidated Statements of Income for the Three
   Months Ended March 31, 1997 and 1996                                2

   Consolidated Statements of Income for the Six
   Months Ended March 31, 1997 and 1996                                3

   Consolidated Statements of Cash Flows for the
   Six Months Ended March 31, 1997 and 1996                            4

   Notes to Financial Statements                                       6

   Management's Discussion and Analysis of Results
   of Operations and Financial Condition                              12

PART II - OTHER INFORMATION                                           26

SIGNATURES                                                            28



                               SCHEDULES OMITTED

   All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                        FIRST FINANCIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   March 31,     September 30,
                                                      1997           1996
                                                    (Amounts in thousands)
                                                  (Unaudited)
 ASSETS
 Cash and cash equivalents                       $     30,940   $    34,124
 Investments held to maturity (market value of
    $20,357 and $27,417)                               20,481        27,487
 Investments available for sale, at fair value         45,586        66,434
 Investment in capital stock of Federal Home
    Loan Bank, at cost                                 18,319        15,620
 Loans receivable, net                              1,341,354     1,278,757
 Loans held for sale                                    6,088         1,353
 Mortgage-backed securities available for sale,
    at fair value                                     101,838        82,991
 Accrued interest receivable                            9,877         9,799
 Office properties and equipment, net                  15,749        16,125
 Real estate and other assets acquired in
    settlement of loans                                 1,384         2,326
 Other assets                                          10,402        11,133
 Total assets                                    $  1,602,018    $1,546,149

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Deposit accounts                             $  1,063,066   $ 1,061,617
    Advances from Federal Home Loan Bank              366,382       312,402
    Securities sold under agreements to
       repurchase                                      29,970        16,805
    Long-term debt                                     19,763        19,763
    Advances by borrowers for taxes and
       insurance                                        4,292         7,341
    Other                                              20,027        33,426
 Total liabilities                                  1,503,500     1,451,354

 Stockholders' equity:
    Serial preferred stock, authorized
       3,000,000 shares--none issued
    Common stock, $.01 par value, authorized
       12,000,000 shares,issued and outstanding
       7,010,958 and 6,974,645 shares at
       March 31, 1997 and September 30, 1996,
       respectively                                        70            70
    Additional paid-in capital                         25,049        24,543
    Retained income, substantially restricted          80,409        75,780
    Unrealized net gain on securities available
       for sale, net of income tax                        439           341
    Treasury stock at cost, 684,683 and 617,096
       shares at March 31, 1997 and
       September 30, 1996, respectively                (7,449)       (5,939)
 Total stockholders' equity                            98,518        94,795
 Total liabilities and stockholders' equity      $  1,602,018   $ 1,546,149

The accompanying notes are an integral part of the statements.

                        FIRST FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            March 31,
                                                        1997          1996
                                                     (Amounts in thousands,
                                                        except per share
                                                            amounts)
                                                           (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities   $   28,346    $  25,421
   Interest and dividends on investments                   863        1,318
   Other                                                   632          742
 Total interest income                                  29,841       27,481
 INTEREST EXPENSE
   Interest on deposits                                 11,885       12,380
   Interest on borrowed money                            5,890        3,838
 Total interest expense                                 17,775       16,218
 NET INTEREST INCOME                                    12,066       11,263
 Provision for loan losses                                 525          420
 Net interest income after provision for loan
   losses                                               11,541       10,843
 OTHER INCOME
   Net gain on sale of loans                                66            2
   Loan servicing fees                                     311          294
   Service charges and fees on deposit accounts          1,271        1,126
   Commissions on insurance                                458          349
   Brokerage fees                                          156           77
   Bank card fees                                          372          218
   Real estate operations, net                             (19)           9
   Other                                                   393          399
 Total other income                                      3,008        2,474
 NON-INTEREST EXPENSE
   Salaries and employee benefits                        4,800        4,556
   Occupancy costs                                         842          798
   Marketing                                               370          286
   Depreciation, amortization, rental and
     maintenance of equipment                              633          624
   FDIC insurance premiums                                 174          644
   Other                                                 2,175        1,827
 Total non-interest expense                              8,994        8,735
 Income before income taxes                              5,555        4,582
 Income tax expense                                      2,024        1,665
 NET INCOME                                         $    3,531    $   2,917
 NET INCOME PER COMMON SHARE                        $     0.56    $    0.46
 Cash dividends                                     $     0.18    $    0.16
 Weighted average shares outstanding                     6,310        6,332

The accompanying notes are an integral part of the statements.

                        FIRST FINANCIAL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            March 31,
                                                        1997          1996
                                                      (Amounts in thousands,
                                                    except per share amounts)
                                                           (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities   $  56,139     $  50,014
   Interest and dividends on investments                2,070         2,634
   Other                                                1,317         1,389
 Total interest income                                 59,526        54,037
 INTEREST EXPENSE
   Interest on deposits                                24,000        25,234
   Interest on borrowed money                          11,331         6,928
 Total interest expense                                35,331        32,162
 NET INTEREST INCOME                                   24,195        21,875
 Provision for loan losses                              1,050           725
 Net interest income after provision for loan
   losses                                              23,145        21,150
 OTHER INCOME
   Net gain on sale of loans                              118             2
   Loan servicing fees                                    607           596
   Service charges and fees on deposit accounts         2,594         2,271
   Commissions on insurance                               886           803
   Brokerage fees                                         279           125
   Bank card fees                                         690           456
   Real estate operations, net                            (68)          (80)
   Other                                                  719           648
 Total other income                                     5,825         4,821
 NON-INTEREST EXPENSE
   Salaries and employee benefits                       9,730         8,847
   Occupancy costs                                      1,694         1,592
   Marketing                                              648           619
   Depreciation, amortization, rental and
      maintenance of equipment                          1,297         1,229
   FDIC insurance premiums                                650         1,298
   Other                                                4,032         3,876
 Total non-interest expense                            18,051        17,461
 Income before income taxes                            10,919         8,510
 Income tax expense                                     4,013         3,088
 NET INCOME                                         $   6,906     $   5,422
 NET INCOME PER COMMON SHARE                        $    1.09     $    0.86
 Cash dividends                                     $    0.36     $    0.32
 Weighted average shares outstanding                    6,324         6,320

The accompanying notes are an integral part of the statements.

                        FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            March 31,
                                                        1997         1996
                                                      (Amounts in thousands)
                                                           (Unaudited)
 OPERATING ACTIVITIES
 Net income                                         $   6,906     $  5,422
 Adjustments to reconcile net income to net cash
    provided by operating activities
   Depreciation                                           979          908
   Gain on sale of loans, net                            (118)          (2)
   Gain on sale of investments, net                        (5)         (32)
   Loss on sale of property and equipment, net              6
   (Gain) loss on sale of real estate owned, net           17          (78)
   Amortization of unearned discounts/premiums on
      investments                                           7           52
   Increase (decrease) in deferred loan fees and
      discounts                                          (310)         113
   (Increase) decrease in receivables and prepaid
      expenses                                            775       (1,885)
   Provision for loan losses                            1,050          725
   Write downs of real estate acquired in
      settlement of loans                                  24           41
   Proceeds from sales of loans held for sale          19,149          389
   Origination of loans held for sale                 (23,884)        (389)
   Decrease in accounts payable and accrued
      expenses                                        (13,450)      (1,464)
 Net cash provided by (used in) operating
    activities                                         (8,854)       3,800
 INVESTING ACTIVITIES
 Proceeds from maturity of investments                 15,100       15,671
 Proceeds from sale of investments                      3,994        6,963
 Net redemption of mutual funds available for sale      8,766
 Purchase of investments                                           (17,556)
 Purchase of FHLB stock                                (2,699)      (1,531)
 Increase in loans, net                               (45,100)     (76,651)
 Increase in credit card receivables                     (618)        (580)
 Purchase of loans and loan participations            (18,017)      (8,600)
 Repayments on mortgage-backed securities               8,315        9,846
 Purchase of mortgage-backed securities               (30,182)      (4,238)
 Proceeds from sale of mortgage-backed securities       3,039
 Proceeds from the sales of real estate owned           1,417        1,660
 Net purchase of office properties and equipment         (609)      (1,530)
 Net cash used in investing activities                (56,594)     (76,546)
 FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts            1,449      (10,266)
 Net proceeds of FHLB advances                         53,980       97,554
 Increase (decrease) of securities sold under
    agreements to repurchase                           13,165       (4,853)
 Decrease in funds held for others                     (3,049)      (1,887)
 Proceeds from sale of common stock                       506          560
 Dividends paid                                        (2,277)      (2,022)
 Treasury stock purchased                              (1,510)        (237)
 Net cash provided by financing activities             62,264       78,849
 Net increase in cash and cash equivalents             (3,184)       6,103
 Cash and cash equivalents at beginning of period      34,124       24,486
 Cash and cash equivalents at end of period         $  30,940     $ 30,589
 Supplemental disclosures:
   Cash paid during the period for:
   Interest                                         $  36,600     $ 34,045
   Income taxes                                         3,401        2,250
   Loans foreclosed                                       518        1,142
   Unrealized net gain on securities available
      for sale, net of income tax                          98          626
   Transfers of securities held to maturity to
      available for sale                                            50,185

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

Earnings per Share

   Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,310,377 for the quarter ended March 31, 1997 as compared to 6,331,858 for the quarter ended March 31, 1996. The weighted average shares outstanding amounted to 6,323,670 for the six months ended March 31, 1997 as compared to 6,319,771 for the six months ended March 31, 1996.

Adoption of SFAS 114 and SFAS 118

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), on October 1, 1995. SFAS 114 requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

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

GENERAL

   The Company's earnings for the second quarter of 1997 increased 21% over the comparable quarter in 1996. First Financial earned $3.5 million in the March 1997 quarter compared to $2.9 million in the March 1996 quarter. Per share earnings of $.56 in the most recent quarter improved 22% over per share earnings of $.46 in the March 1996 quarter. First Financial earned $6.9 million in the first six months of 1997, increasing 27% over earnings of $5.4 million in the comparable six months of 1996. Per share earnings increased to $1.09 for the six months ended March 31, 1997 compared with $.86 per share for the comparable period in 1996.

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled $1.6 billion at March 31, 1997. During the first six months of 1997 assets increased $55.9 million, or 7.2% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

   Cash, deposits in transit and interest-bearing deposits declined $3.2 million during the six months and totaled $30.9 million at March 31, 1997. Investments held to maturity declined by $7.0 million while investments available for sale declined $20.8 million. Maturities and sales of investments totaled $19.1 million during the quarter. Mutual fund balances declined $8.8 million during the six months. Mortgage-backed securities totaled $101.8 million at March 31, 1997, increasing $18.8 million during the first six months of 1997. Purchases of mortgage-backed securities totaled $30.2 million during the six months.

Loans Receivable

   Loans receivable, including loans held for sale, totaled $1.4 billion at March 31, 1997, increasing $67.3 million from September 30, 1996. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $122.4 million (net of refinances) in mortgage loans, $27.7 million in consumer loans and $11.7 million in commercial business loans during the six months ended March 31, 1997. The Company also purchased $18.0 million in loans from correspondent originators. The Company sold $19.1 million in fixed-rate mortgage loans during the current six months.

   Loans comprise the major portion of interest-earning assets of the Company, accounting for 84% of assets at March 31, 1997. The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                          March 31,     % of   September 30,  % of    March 31,    % of
                             1997       Total       1996      Total      1996      Total
 Residential (1-4
    family)              $   959,124    69.4%  $    903,269    68.5% $   790,956    65.7%
 Other residential            56,180     4.1         56,629     4.3       55,797     4.6
 Land and lots                46,168     3.3         38,367     2.9       29,558     2.5

 Commercial real estate      168,175    12.2        173,692    13.2      184,092    15.3
 Consumer                    124,075     9.0        120,285     9.1      115,606     9.6
 Commercial business          28,378     2.0         26,634     2.0       27,561     2.3
 Total gross loans       $ 1,382,100   100.0%  $  1,318,876   100.0% $ 1,203,570   100.0%


   As the above table indicates, gross loan balances increased $63.2 million during the current six months principally due to growth in 1-4 family residential loans. These loans currently comprise 69% of total gross loans, increasing from 66% one year ago. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $48.4 million at March 31, 1997, compared to $47.1 million at September 30, 1996. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $121.4 million as of March 31, 1997 compared to $ 116.6 million at September 30, 1996.

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

Asset Quality

   The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                      March 31,   September 30,     March 31,
                                        1997           1996           1996
 Non-accrual loans                  $  19,900     $    8,129       $  7,406
 Loans 90 days or more delinquent
    (1)                                   747          1,278            482
 Renegotiated loans                     7,139          8,049          9,207

 Real estate and other assets
    acquired in settlement of
    loans                               1,384          2,326          2,606
 Total                              $  29,170     $   19,782       $ 19,701
    As a percent of net loans and
    real estate owned                     2.16%         1.54%         1.68%
 As a percent of total assets             1.82%         1.28%         1.36%


(1) The Company continues to accrue interest on these loans.

   Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):

                                       March 31,   September 30,   March 31,
                                          1997          1996          1996

 Residential (1-4 family)              $  2,191    $      3,190    $  3,123
 Other residential                        3,533           2,928         164
 Land and lots                            1,475           1,514       1,327
 Commercial real estate                  11,788             607       1,488

 Consumer                                   890             512         172
 Commercial business                        770             656       1,614
    Total                              $ 20,647    $      9,407    $  7,888


   Non-accrual loans increased $11.8 million in the six months ended March 31, 1997. This increase was attributable to the addition of two loans with combined balances of $11.2 million which became delinquent due to cash flow problems of the Company s largest borrower. The Company moved quickly to have a receiver appointed for the two properties. One loan totaling $6.5 million is collateralized by a 107,000 square foot shopping center and out parcels in Summerville, South Carolina. The second loan totaling $4.7 million is collateralized by a 92,000 square foot shopping center in North Charleston, South Carolina. Management believes that it will be successful in acquiring the two properties through foreclosure action by June of 1997. The management company who is acting as the court-appointed receiver will also become the manager for the property once title is obtained. Assessments are being conducted for maintenance, upgrading and tenant mix. Both properties have reasonable occupancy levels and negotiations are underway presently with possible tenants for existing vacancies. Management believes it will be successful in correcting noted deficiencies, improving occupancy levels and marketing the properties for sale.

Allowance for Loan Losses

   The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

   The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at March 31, 1997 and September 30, 1996 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                   March 31, 1997                September 30, 1996
                                                   % of                            % of
                                                Allowance                       Allowance
                                    Gross Loan      to                Gross Loan    to
                          Allowance   Balance    Balance   Allowance   Balance   Balance

 Residential loans:
    1-4 family           $   1,820 $   959,124      0.19%  $  1,872  $  903,269      .21%
    Other                    2,507      56,180      4.46      2,465      56,629     4.35
 Land and lot loans          1,404      46,168      3.04      1,410      38,367     3.68

 Commercial real estate      3,639     168,175      2.16      3,240     173,692     1.87
 Commercial business           666      28,378      2.35        925      26,634     3.47
 Consumer loans              1,409     124,075      1.14      1,290     120,285     1.07
    Total                $  11,445 $ 1,382,100      0.83%  $ 11,202  $1,318,876     0.85%

    The following table provides a summary of activity in the allowance for loan losses for the first six months of fiscal 1997 (amounts in thousands).

                        Balance                                        Balance
                     September 30,                                    March 31,
                          1996      Additions  Chargeoffs  Recoveries    1997
 Real estate           $    8,987   $   416    $      87   $      54  $  9,370
 Commercial business          925        71          331           1       666
 Consumer                   1,290       563          513          69     1,409
    Total              $   11,202   $ 1,050    $     931   $     124  $ 11,445

   The Company's impaired loans totaled $19.3 million at March 31, 1997, $6.3 million at September 30, 1996 and $5.6 million at March 31, 1996. Included in the allowance for loan losses at March 31, 1997 is $798 thousand related to $2.8 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                              March 31, 1997     September 30, 1996      March 31, 1996
                                         % of                  % of                 % of
                             Balance    Total     Balance     Total     Balance    Total
 Checking accounts         $   128,713  12.11%  $   123,907   11.67%  $  123,596   11.61%
 Passbook, statement and
    other accounts             118,819  11.18       119,509   11.26      121,502   11.42
 Money market accounts         131,814  12.40       131,393   12.38      131,397   12.35
 Certificate accounts          683,720  64.31       686,808   64.69      687,552   64.62
    Total deposits         $ 1,063,066 100.00%  $ 1,061,617  100.00%  $1,064,047  100.00%


   Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At March 31, 1997, deposits as a percentage of liabilities, declined to 71% from 79% at March 31, 1996.

   Primarily as a result of growth in loans receivable during the six months ended March 31, 1997 and the utilization of FHLB advances as a primary source of funds, total borrowings increased $67.1 million during the period.

Stockholders' Equity

   Stockholders' equity increased $3.7 million during the first six months of fiscal 1997 to total $98.5 million at March 31, 1997.  The Company's capital ratio, total capital to total assets, was 6.15% at March 31, 1997, compared to
6.13% at September 30, 1996.   During the current six months, the Company
repurchased approximately 67,000 shares of common stock at an average price of
$22.45.  In total, the Company repurchased 93,000 shares under its latest stock repurchase program which ended March 31, 1997.  During the six months, the Company increased its dividends paid to $.36 per share compared with $.32 per share in the first six months of 1996.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March
31, 1997, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 1997:

                                    First Federal          Peoples Federal
                                                                    Percent
                                           Percent                    of
                                 Amount   of Assets       Amount    Assets
                                           (Amounts in thousands)

Tangible capital               $75,689       6.73%      $ 30,458     6.54%
Tangible capital requirement    16,868       1.50          6,985     1.50
Excess                         $58,821       5.23%      $ 23,473     5.04%

Core capital                   $75,689       6.73%      $ 30,458     6.54%

Core capital requirement        33,736       3.00         13,970     3.00
Excess                         $41,953       3.73%      $ 16,488     3.54%

Risk-based capital(a)          $82,390      10.57%      $ 32,396    12.51%

Minimum risk-based capital
requirement(a)                  62,373       8.00         20,715     8.00
Excess(a)                      $20,017       2.57%      $ 11,681     4.51%
(a)  Based on total risk-weighted assets.


   For a complete discussion of capital issues, refer to "Capital
Requirements" and "Limitations on Capital Distributions" in the Company's 10K for the fiscal year ending September 30, 1996.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

   The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 5.27% for the current six months compared to 6.54% for the comparable period in fiscal 1996. Peoples Federal's average liquidity ratio was 7.00% during the present six months compared with 7.05% in the prior period.

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

   During the current six months the Company experienced a net cash outflow from investing activities of $56.6 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment securities. The Company experienced cash outflows of $8.9 million from operating activities principally as a result of a $13.5 million decrease in accounts payable and accrued expenses. Financing activities resulted in cash inflows of $62.3 million, consisting principally of $54.0 million in FHLB advances and $13.2 million in securities sold under agreements to repurchase.

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

   The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September
1, subject to certain limitations. As of March 31, 1997, First Financial had cash reserves and marketable securities of $10.7 million.

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

   The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                        March 31,   September 30,  March 31,
                                          1997          1996          1996
Interest-earning assets maturing or
   repricing within one year          $   821,242  $    843,281   $ 889,694
Interest-bearing liabilities maturing
   or repricing within one year         1,007,934     1,008,920     958,331
Cumulative gap                        $  (186,692) $   (165,639)  $ (68,637)

Gap as a percent of total assets          (11.65)%       (10.71)%     (4.74)%

   The Company's one year gap as a percent of total assets changed from (10.71)% to (11.65)% during the current six months. One year ago, the Company's one year gap as a percent of total assets was (4.74)%. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. The trend in the one year static gap is indicative of the retention of selected fixed-rate loans by the Company throughout most of fiscal 1996. In addition, the Company has extended maturities of interest-sensitive assets through origination of loans which have a fixed rate of interest for three, five, or seven years and then adjust annually thereafter to a treasury index.

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


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING March 31, 1997 AND 1996

Net Interest Income

   First Financial's net interest income for the quarter ending March 31, 1997 was $12.1 million compared with $11.3 million for the comparable quarter in fiscal 1996. The gross interest margin declined from 3.01% in the prior quarter to 2.93% in the current quarter.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                             Quarter Ended March 31,
                                            1997                  1996
                                                 Average              Average
                                       Average    Yield/    Average    Yield/
                                       Balance     Rate     Balance     Rate

 Loans and mortgage-backed                                $1,256,487   8.14%
 securities                         $  1,445,413   7.91%
 Investments and other interest-                             131,150   6.32
 earning assets                          101,325   6.58
 Total interest-earning assets      $  1,546,738   7.82%  $1,387,637   7.97%

 Deposits                           $  1,059,670   4.55%  $1,059,935   4.70%

 Borrowings                              414,342   5.76      256,681   6.01
 Total interest-bearing liabilities $  1,474,012   4.89%  $1,316,616   4.96%
 Gross interest margin                             2.93%               3.01%
 Net interest margin                               3.12%               3.25%


   The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                 Quarter Ended March 31
                                                    1997 versus 1996
                                             Volume       Rate        Total
 Interest income:
    Loans and mortgage-backed securities   $ 3,662     $  (737)    $ 2,925

    Investments and other interest-
       earning assets                         (621)         56        (565)
 Total interest income                       3,041        (681)      2,360
 Interest expense:
    Deposits                                    (4)       (491)       (495)

    Borrowings                               2,218        (166)      2,052
 Total interest expense                      2,214        (657)      1,557
    Net interest income                    $   827     $   (24)    $   803

   Total interest income for the current quarter of $29.8 million represents growth of $2.4 million from the comparative quarter in fiscal 1996. Average balances of earning assets increased $159.1 million during the current quarter compared to the March 1996 quarter. Average yields on loans and mortgage-backed securities declined by 23 basis points and the average yield on all other earning assets increased 26 basis points.

   Total interest expense increased $1.6 million during the current quarter, with average interest-bearing liability balances increasing by $157.4 million.
The average cost of deposits declined 15 basis points while the average cost of borrowings declined 25 basis points. The Company's overall cost of funds improved by 7 basis points to 4.89% from 4.96% in the prior period.

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $525 thousand, compared to $420 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $288 thousand compared with $236 thousand in the comparable quarter in fiscal 1996. Total loan loss reserves as of March 31, 1997 and 1996 were $11.4 million and $11.0 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .85% and .94% at March 31, 1997 and 1996, respectively.

Other Income/Non-Interest Expenses

     Total other income increased $534 thousand, or 22%, in the current quarter. Fees on deposit accounts increased $145 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the March 1996 quarter. Bank card fee income increased $154 thousand in the current quarter and commissions on sales of insurance and alternative investment products increased $188 thousand.

   Non-interest expense increased $259 thousand during the current quarter.
Non-interest expense as a percentage of average assets declined from 2.44% in the March 31, 1996 quarter to 2.26% in the current quarter. The increase in the current quarter is primarily attributable to staff additions related to the opening of a new branch office in Surfside Beach, South Carolina and the expansion of Link Investment Services.

   Under the Deposit Insurance Funds Act of 1996, a special assessment was charged to the Associations and other institutions with deposits insured by the Savings Association Insurance Fund ( SAIF ). This $7.0 million expense was recorded in the quarter ended September 30, 1996 and is discussed under
 Federal Deposit Insurance Corporation ("FDIC") in the Company s Form 10-K for the year ended September 30, 1996. FDIC premium expense declined $470 thousand in the current quarter compared with the comparable quarter in fiscal
1996. Both Associations benefited from lowered assessments in the March 1997 quarter, which declined 16.5 basis points from a rate of 23 basis points to
6.5 basis points, on an annualized basis.

Income Tax Expense

   During the current quarter, the Company's effective tax rate was 36.4%
compared to 36.3% in the comparable quarter. The actual tax provision of $2.0 million resulted in an increase of $359 thousand from the prior period.


COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 1997 AND 1996

Net Interest Income

   First Financial's net interest income for the six months ending March 31,
1997 was $24.2 million compared with $21.9 million for the comparable six
months in fiscal 1996.  The gross   interest margin declined from 2.92% in the
prior six months to 2.91% in the current six months.

   The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                               Six Months Ending
                                                   March 31,
                                           1997                   1996
                                                 Average               Average
                                     Average     Yield/     Average    Yield/
                                     Balance      Rate      Balance     Rate
 Loans and mortgage-backed
    securities                    $ 1,420,791     7.90%  $ 1,238,730   8.07%
 Other interest-earning assets        111,471     6.36       128,674   6.25
 Total interest-earning assets    $ 1,532,262     7.79%  $ 1,367,404   7.90%

 Deposits                         $ 1,060,015     4.53%  $ 1,064,872   4.74%
 Borrowings                           392,339     5.81       226,827   6.11
 Total interest-bearing
    liabilities                   $ 1,452,354     4.88%  $ 1,291,699   4.98%

 Gross interest margin                            2.91%                2.92%
 Net interest margin                              3.16%                3.20%

   The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                               Six Months Ending March 31,
                                                    1997 versus 1996
                                             Volume       Rate        Total
 Interest income:
    Loans and mortgage-backed securities   $   7,194   $  (1,069)  $   6,125
    Investments and other interest-
       earning assets                           (687)         51        (636)
 Total interest income                         6,507      (1,018)      5,489
 Interest expense:
    Deposit accounts                            (115)     (1,119)     (1,234)
    Borrowings                                 4,761        (358)      4,403
 Total interest expense                        4,646      (1,477)      3,169
    Net interest income                    $   1,861   $     459   $   2,320


Provision for Loan Losses

   During the current six months, First Financial's provision for loan losses totaled $1.1 million, compared to $725 thousand during the same period in the previous year. Net charge-offs for the current six months totaled $807 thousand compared with $379 thousand in the comparable period in fiscal 1996.

Other Income/Non-interest Expense

   Total other income improved $1.0 million in the current six months. Fees on deposit accounts increased $323 thousand during the current six months while brokerage fees and bank card fees increased $154 thousand and $234 thousand, respectively, in the current period. The Company recorded gains of $118 thousand on loan sales during the current six months compared with gains of $2 thousand in the six months ended March 31, 1997.

   Non-interest expense increased $590 thousand or 3.4% during the current six months. General and administrative expenses as a percentage of average assets declined from 2.48% in the prior period to 2.29% in the current period.
Salaries and employee benefits increased $883 thousand in the six months ended
March 31, 1997.  Most of the increase was attributable to expansion of Link
Investment Services, an additional branch location and annual merit increases for existing staff. FDIC insurance premiums in the current six months were approximately one-half of the cost in the prior period due to lower premium rates in effect during the current period. FDIC premiums for the remainder of fiscal 1997 should approximate $345 thousand. Included in the $3.9 million of other expense for the prior six months was a non-recurring expense of $348 thousand related to a deposit account.

Income Tax Expense

   During the first six months, the Company's effective tax rate was 36.8%
compared to 36.3% in the comparable period. The actual tax provision of $4.0 million resulted in an increase of $925 thousand from the prior period.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

   For a comprehensive discussion of regulatory and accounting issues, refer to "Federal Regulation of Savings Associations" in the Company's 10K for the fiscal year ending September 30, 1996.

   In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them compatible with international standards, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per
Share" ("SFAS 128"), in February 1997. SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's present computation of diluted EPS under APB Opinion 15 is applied against a materiality test of 3 percent. For financial statements issued by the Company after December 15, 1997, the materiality test will no longer apply and the Company will report basic and diluted EPS for each period presented as well as the futher reconciliations required by SFAS 128. Although earlier application is not permitted, SFAS 128 will require restatement of all prior-period EPS data presented.

   The FASB also issued Statement of Financial Accounting Standards No. 129
"Disclosure of Information about Capital Structure" ("SFAS 129") in
February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies, such as First Financial, that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997.

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

Item 6 - Exhibits and Report on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

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

  (10.6) 1990 Stock Option and Incentive Plan (5)

  (10.7) 1994 Outside Directors Stock Options-for-Fees Plan (6)

  (10.8) 1994 Employee Stock Purchase Plan (6)
  (10.9) 1996 Performance Equity Plan for Non-Employee Directors (7)

 (10.10) Employment Agreement with Susan E. Baham (8)

    (22) Subsidiaries of the Registrant (8)
----------------
(1)   Incorporated by reference to Exhibit 3 to the Registrant's Quarterly
      Report on Form 10-Q for the quarter ended December 31, 1993
(2)   Incorporated by reference to Exhibit 3 to the Registrant's Quarterly
      Report on Form 10-Q for the quarter ended March 31, 1995
(3)   Incorporated by reference to the Registrant's Registration Statement on
      Form S-8 File No. 33-55067
(4)   Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1995
(5)   Incorporated by reference to the Registrant's Registration Statement on
      Form S-8 File No. 33-57855
(6)   Incorporated by reference to the Registrant's Proxy Statement for the
      Annual Meeting of Stockholders held on January 25, 1995
(7)   Incorporated by reference to the Registrant s Proxy Statement for the
      Annual Meeting of Stockholders to be held on January 22, 1997.
(8)   Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

                        FIRST FINANCIAL HOLDINGS, INC.

                                  SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   First Financial Holdings, Inc.


Date:  May 14, 1997                    By:  /s/ A. Thomas Hood
                                         A. Thomas Hood
                                         President and Chief Executive Officer
                                         Duly Authorized Representative

