Form 10-Q
period 1997-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1997-08-14
CIK 787075

UNITED STATES
                SECURITY AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended June 30, 1997

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


            Class                      Outstanding Shares at
         Common Stock                      July 31, 1997

        $.01 Par Value                       6,365,860

                 FIRST FINANCIAL HOLDINGS, INC.

                              INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition
     at June 30, 1997 and September 30, 1996               1

     Consolidated Statements of Income for the Three
     Months Ended June 30, 1997 and 1996                   2

     Consolidated Statements of Income for the Nine
     Months Ended June 30, 1997 and 1996                   3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 1997 and 1996              4

     Notes to Financial Statements                         6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                12

PART II - OTHER INFORMATION                               26

SIGNATURES                                                28



                        SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                         FIRST FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                       June 30,    September 30,
                                                         1997           1996
                                                       (Amounts in thousands)
                                                      (Unaudited)
 ASSETS
 Cash and cash equivalents                           $     48,234  $    34,124
 Investments held to maturity (market value of
   $17,437 and $27,417)                                    17,478       27,487
 Investments available for sale, at fair value             42,527       66,434
 Investment in capital stock of Federal Home Loan
   Bank, at cost                                           21,003       15,620
 Loans receivable, net                                  1,369,392    1,278,757
 Loans held for sale                                        7,638        1,353
 Mortgage-backed securities available for sale, at
   fair value                                             111,993       82,991
 Accrued interest receivable                               10,046        9,799
 Office properties and equipment, net                      15,490       16,125
 Real estate and other assets acquired in
   settlement of loans                                     12,765        2,326
 Other assets                                              10,612       11,133
 Total assets                                        $  1,667,178   $1,546,149

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposit accounts                                  $  1,069,217  $ 1,061,617
   Advances from Federal Home Loan Bank                   420,052      312,402
   Securities sold under agreements to repurchase          25,685       16,805
   Long-term debt                                          19,763       19,763
   Advances by borrowers for taxes and insurance            5,287        7,341
   Other                                                   25,295       33,426
 Total liabilities                                      1,565,299    1,451,354

 Stockholders' equity:
   Serial preferred stock, authorized 3,000,000
     shares--none issued
   Common stock, $.01 par value, authorized
     12,000,000 shares, issued and outstanding
     7,041,625 and 6,974,645 shares at
     June 30, 1997 and September 30, 1996,
     respectively                                              70           70
   Additional paid-in capital                              25,413       24,543
   Retained income, substantially restricted               82,871       75,780
   Unrealized net gain on securities available for
     sale, net of income tax                                  979          341
   Treasury stock at cost, 684,837 and 617,096
     shares at June 30, 1997 and September 30, 1996,
     respectively                                          (7,454)       (5,939)
 Total stockholders' equity                               101,879       94,795
 Total liabilities and stockholders' equity          $  1,667,178  $ 1,546,149

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              June 30,
                                                         1997          1996
                                                       (Amounts in thousands,
                                                     except per share amounts)
                                                            (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities    $  29,133     $  26,001
   Interest and dividends on investments                   989         1,331
   Other                                                   543           655
 Total interest income                                  30,665        27,987
 INTEREST EXPENSE
   Interest on deposits                                 11,898        12,205
   Interest on borrowed money                            6,501         4,278
 Total interest expense                                 18,399        16,483
 NET INTEREST INCOME                                    12,266        11,504
 Provision for loan losses                                 600           498
 Net interest income after provision for loan           11,666        11,006
   losses
 OTHER INCOME
   Net gain on sale of loans                                67             2
   Net gain on sale of investment securities               205             6
   Loan servicing fees                                     286           284
   Service charges and fees on deposit accounts          1,375         1,152
   Commissions on insurance                                446           441
   Brokerage fees                                          154           157
   Bank card fees                                          381           264
   Real estate operations, net                              (4)          (94)
   Other                                                   324           287
 Total other income                                      3,234         2,499
 NON-INTEREST EXPENSE
   Salaries and employee benefits                        4,979         4,599
   Occupancy costs                                         844           793
   Marketing                                               488           334
   Depreciation, amortization, rental and
   maintenance of equipment                                663           644
   FDIC insurance premiums                                 172           631
   Other                                                 2,042         1,766
 Total non-interest expense                              9,188         8,767
 Income before income taxes                              5,712         4,738
 Income tax expense                                      2,109         1,714
 NET INCOME                                          $   3,603     $   3,024
 NET INCOME PER COMMON SHARE                         $    0.55     $    0.47
 Cash dividends                                      $    0.18     $    0.16
 Weighted average shares outstanding                     6,340         6,370

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                         Nine Months Ended
                                                              June 30,
                                                         1997          1996
                                                       (Amounts in thousands,
                                                     except per share amounts)
                                                            (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities    $  85,123     $  76,015
   Interest and dividends on investments                 3,208         3,965
   Other                                                 1,860         2,044
 Total interest income                                  90,191        82,024
 INTEREST EXPENSE
   Interest on deposits                                 35,898        37,439
   Interest on borrowed money                           17,832        11,206
 Total interest expense                                 53,730        48,645
 NET INTEREST INCOME                                    36,461        33,379
 Provision for loan losses                               1,650         1,223
 Net interest income after provision for loan           34,811        32,156
   losses
 OTHER INCOME
   Net gain on sale of loans                               185             4
   Net gain on sale of investment securities               210            38
   Loan servicing fees                                     893           880
   Service charges and fees on deposit accounts          3,969         3,423
   Commissions on insurance                              1,332         1,244
   Brokerage fees                                          433           234
   Bank card fees                                        1,071           720
   Real estate operations, net                             (72)         (174)
   Other                                                 1,038           951
 Total other income                                      9,059         7,320
 NON-INTEREST EXPENSE
   Salaries and employee benefits                       14,709        13,446
   Occupancy costs                                       2,538         2,385
   Marketing                                             1,136           953
   Depreciation, amortization, rental and                1,960         1,873
     maintenance of equipment
   FDIC insurance premiums                                 822         1,929
   Other                                                 6,074         5,642
 Total non-interest expense                             27,239        26,228
 Income before income taxes                             16,631        13,248
 Income tax expense                                      6,122         4,802
 NET INCOME                                          $  10,509     $   8,446
 NET INCOME PER COMMON SHARE                         $    1.66     $    1.33
 Cash dividends                                      $    0.54     $    0.48
 Weighted average shares outstanding                     6,329         6,337

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                              June 30,
                                                         1997          1996
                                                       (Amounts in thousands)
                                                            (Unaudited)
 OPERATING ACTIVITIES
 Net income                                          $  10,509     $   8,446
 Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation                                          1,483         1,385
   Gain on sale of loans, net                             (185)           (4)
   Gain on sale of investments, net                       (210)          (38)
   (Gain) Loss on sale of property and equipment, net       24            (9)
   (Gain) loss on sale of real estate owned, net            27          (101)
   Amortization of unearned discounts/premiums on
     investments                                           250           120
   Decrease in deferred loan fees and discounts           (247)         (311)
   (Increase) decrease in receivables and prepaid
     expenses                                              298        (1,589)
   Provision for loan losses                             1,650         1,223
   Write downs of real estate acquired in settlement
     of loans                                               24            77
   Proceeds from sales of loans held for sale           32,808           989
   Origination of loans held for sale                  (39,093)         (989)
   Increase (decrease) in accounts payable and
     accrued expenses                                   (8,460)        2,569
 Net cash provided by (used in) operating
   activities                                           (1,122)       11,768
 INVESTING ACTIVITIES
 Proceeds from maturity of investments                  18,100        21,127
 Proceeds from sale of investments                       7,065         8,909
 Net redemption (purchase) of mutual funds
   available for sale                                    9,016        (1,625)
 Purchase of investments                                             (26,915)
 Purchase of FHLB stock                                 (5,383)       (2,863)
 Increase in loans, net                                (73,924)     (129,290)
 Increase in credit card receivables                      (658)         (488)
 Purchase of loans and loan participations             (29,410)      (23,793)
 Repayments on mortgage-backed securities               12,589        16,784
 Purchase of mortgage-backed securities                (52,406)      (14,151)
 Proceeds from sale of mortgage-backed securities       11,453
 Proceeds from the sales of real estate owned            1,649         2,557
 Net purchase of office properties and equipment          (872)       (2,067)
 Net cash used in investing activities                (102,781)     (151,815)
 FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts             7,600       (11,664)
 Net proceeds of FHLB advances                         107,650       169,054
 Increase (decrease) of securities sold under
 agreements to repurchase                                8,880        (7,648)
 Decrease in funds held for others                      (2,054)         (395)
 Proceeds from sale of common stock                        870           691
 Dividends paid                                         (3,418)       (3,041)
 Treasury stock purchased                               (1,515)         (250)
 Net cash provided by financing activities             118,013       146,747
 Net increase in cash and cash equivalents              14,110         6,700
 Cash and cash equivalents at beginning of period       34,124        24,486
 Cash and cash equivalents at end of period          $  48,234     $  31,186
 Supplemental disclosures:
   Cash paid during the period for:
   Interest                                          $  53,183     $  57,155
   Income taxes                                          3,748         3,562
   Loans foreclosed                                     12,184         1,480
   Unrealized net gain on securities available for
     sale, net of income tax                               638            75
   Transfers of securities held to maturity to
     available for sale                                   --          50,185

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

Earnings per Share

    Earnings per share are computed by dividing earnings by the weighted average number of shares outstanding during the period. The weighted average shares outstanding amounted to 6,339,615 for the quarter ended June 30, 1997 as compared to 6,370,317 for the quarter ended June 30, 1996. The weighted average shares outstanding amounted to 6,328,985 for the nine months ended June 30, 1997 as compared to 6,336,558 for the nine months ended June 30, 1996.

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

    The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company's impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.

    Increases to the allowance for loan losses are charged by recording a provision for loan losses. Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management's review of the loan or through possession of the underlying security or through a troubled debt restructuring transaction. Recoveries are credited to the allowance.

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

Risk Management Instruments

    Risk management instruments are utilized to modify the interest rate characteristics of related assets or liabilities or hedge against changes in interest rates or other exposures as part of the Company's asset and liability management process. Instruments must be designated as hedges and must be effective throughout the hedge period.

    Gains and losses associated with futures and forward contracts used as effective hedges of existing risk positions or anticipated transactions are deferred as an adjustment to the carrying value of the related asset and liability and recognized in income over the remaining term of the related asset or liability.

    The Company also utilizes forward delivery contracts and options for the sale of mortgage-backed securities to reduce the interest rate risk inherent in mortgage loans held for sale and the commitments made to borrowers for mortgage loans which have not been funded. These financial instruments are considered in the Company's valuation of its mortgage loans held for sale which are carried at the lower of cost or market.

Risks and Uncertainties

    In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, mortgage-backed securities available for sale, purchased mortgage servicing rights, and capitalized servicing fees receivable.

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

GENERAL

    The Company's earnings for the third quarter of 1997 increased 19% over the comparable quarter in 1996. First Financial earned $3.6 million in the June 1997 quarter compared to $3.0 million in the June 1996 quarter. Per share earnings of $.57 in the most recent quarter improved 21% over per share earnings of $.47 in the June 1996 quarter. First Financial earned $10.5 million in the first nine months of 1997, increasing 24% over earnings of $8.4 million in the comparable nine months of 1996. Per share earnings increased to $1.66 for the nine months ended June 30, 1997 compared with $1.33 per share for the comparable period in 1996.

    On June 25, 1997 the Company announced the signing of a definitive agreement to acquire Investors Savings Bank of South Carolina. Founded in 1984, Investors Savings Bank has approximately $63.9 million in total assets, $56.6 million in deposits, $46.9 million in loans and $7.1 million in shareholders equity at June 30, 1997. Investors Savings Bank operates two full service branches in the City of Florence, South Carolina. The shareholders of Investors Savings Bank will receive $45.00 per share in common stock of First Financial for all outstanding shares of Investors Savings Bank for total consideration of approximately $11.7 million. The acquisition, which has been approved by the boards of directors of each company, is subject to, among other things, approval by the regulators and Investors Savings Bank shareholders. The transaction is expected to close in October, 1997.

BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled $1.7 billion at June 30, 1997. During the first nine months of 1997 assets increased $121 million, or 10.44% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash, deposits in transit and interest-bearing deposits increased $14.1 million during the nine months and totaled $48.2 million at June 30, 1997. Investments held to maturity declined by $10.0 million while investments available for sale declined $23.9 million. Maturities and sales of investments totaled $25.2 million during the nine months and mutual fund balances were also reduced $9.0 million during the period.

    Mortgage-backed securities totaled $112.0 million at June
30, 1997, increasing $29.0 million during the first nine months of 1997. The Company has utilized cash flows from maturities and sales of investments to increase its mortgage-backed securities and improve overall earning asset yields.

Loans Receivable

    Loans receivable, including loans held for sale, totaled approximately $1.4 billion at June 30, 1997, increasing $96.9 million from September 30, 1996. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $209.5 million (net of refinances) in mortgage loans, $48.9 million in consumer loans and $17.7 million in commercial business loans during the nine months ended June 30, 1997. The Company also purchased $29.4 million in loans from correspondent originators. The Company sold $32.8 million in fixed-rate mortgage loans during the current nine months.

    Loans comprise the major portion of interest-earning assets of the Company, accounting for 83% of assets at June 30, 1997. The Company s loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                     June 30,    % of    September   % of    June 30,    % of
                        1997     Total    30, 1996   Total      1996     Total
 Residential (1-4
   family)          $1,002,010  70.7%   $  903,269   68.5%  $  857,221   67.4%
 Other residential      55,360   3.9        56,629    4.3       55,772    4.4
 Land and lots          50,169   3.5        38,367    2.9       33,519    2.7

 Commercial real
   estate              155,012  10.9       173,692   13.2      179,655   14.1
 Consumer              127,866   9.0       120,285    9.1      117,083    9.2
 Commercial
   business             27,707   2.0        26,634    2.0       28,056    2.2
 Total gross loans  $1,418,124 100.0%   $1,318,876  100.0%  $1,271,306  100.0%

    As the above table indicates, gross loan balances increased $99.2 million during the current nine months principally due to growth in 1-4 family residential loans. These loans currently comprise 70.7% of total gross loans, increasing from 67.4% one year ago. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $50.0 million at June 30, 1997, compared to $47.1 million at September 30, 1996. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $124.4 million as of June 30, 1997 compared to $ 116.6 million at September 30, 1996.

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

Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                                          June 30, September 30,  June 30,
                                            1997        1996        1996
 Non-accrual loans                       $   7,164 $    8,129    $   8,162
 Loans 90 days or more delinquent (1)          718      1,278        1,124
 Renegotiated loans                          6,985      8,049        8,282
 Real estate and other assets acquired
   in settlement of loans                   12,765      2,326        2,466
 Total                                   $  27,632 $   19,782    $  20,034
 As a percent of net loans and real
   estate owned                               1.99%      1.54%        1.62%
 As a percent of total assets                 1.66%      1.28%        1.32%

(1) The Company continues to accrue interest on these loans.

   Real estate and other assets acquired in settlement of loans increased $10.4 million in the nine months ended June 30, 1997. This increase was attributable to the acquisition through foreclosure of two properties with carrying balances of $11.3 million. The loans on these properties had been current as of September 30, 1996, but the borrower became seriously delinquent in the March 1997 quarter and the Company moved rapidly to acquire the properties.

   One property with a carrying value of $6.6 million is collateralized by a 107,000 square foot shopping center and out parcels in Summerville, South Carolina. The second property with a carrying value of $4.7 million is collateralized by a 92,000 square foot shopping center in North Charleston, South Carolina. Assessments are being conducted by a commercial property management company for maintenance, upgrading and tenant mix. Both properties have reasonable occupancy levels and negotiations are underway presently with possible tenants for existing vacancies. Management believes it will be successful in correcting noted deficiencies, improving occupancy levels and marketing the properties for sale.

    Non-accruing loans and loans contractually delinquent 90 days or more are comprised of the following types of loans (amounts in thousands):
                                  June 30,   September June 30,
                                    1997     30, 1996    1996

 Residential (1-4 family)         $1,762    $  3,190  $  3,675
 Other residential                 2,827       2,928     2,916
 Land and lots                     1,555       1,514       463
 Commercial real estate              132         607       708

 Consumer                            870         512       449
 Commercial business                 736         656     1,075
   Total                          $7,882    $  9,407  $  9,286


Allowance for Loan Losses

    The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

    The following table sets forth the allocation of the Company's allowance for loan losses (excluding mortgage-backed securities) at June 30, 1997 and September 30, 1996 (amounts in thousands). The allocation of the allowance for loan losses set forth in the table should not be interpreted as an indication that charge-offs will necessarily occur in these amounts or proportions or that the allocation indicates future charge-off trends.

                                     June 30, 1997                  September 30, 1996
                                                     % of                             % of
                                                  Allowance                        Allowance
                                       Gross Loan     to                Gross Loan     to
                            Allowance    Balance   Balance   Allowance    Balance   Balance
 Residential loans:
   1-4 family               $  1,847  $ 1,002,010     0.18%  $   1,872 $   903,269     .21%

   Other                       2,353       55,360     4.25       2,465      56,629    4.35
 Land and lot loans            1,548       50,169     3.09       1,410      38,367    3.68
 Commercial real estate        3,317      155,012     2.14       3,240     173,692    1.87
 Commercial business           1,036       27,707     3.74         925      26,634    3.47
 Consumer loans                1,503      127,866     1.18       1,290     120,285    1.07

   Total                    $ 11,604  $ 1,418,124     0.82%  $  11,202 $ 1,318,876    0.85%

   The following table provides a summary of activity in the allowance for loan losses for the first nine months of fiscal
1997 (amounts in thousands).

                         Balance                                     Balance
                        September                                   June 30,
                         30, 1996 Additions Chargeoffs  Recoveries    1997
 Real estate             $ 8,987  $   293   $     351  $     136   $  9,065
 Commercial business         925      493         384          2      1,036

 Consumer                  1,290      864         762        111      1,503
   Total                 $11,202  $ 1,650   $   1,497  $     249   $ 11,604

   The Company's impaired loans totaled $7.2 million at June 30, 1997, $6.3 million at September 30, 1996 and $6.0 million at
June 30, 1996. Included in the allowance for loan losses at June 30, 1997 is $800 thousand related to $2.8 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                                    June 30, 1997      September 30, 1996       June 30, 1996
                                              % of                  % of                   % of
                                 Balance     Total      Balance     Total     Balance     Total

 Checking accounts             $   132,256    12.37%  $  123,907   11.67%   $   123,556    11.63%
 Passbook, statement and
   other accounts                  120,320    11.25      119,509   11.26        122,223    11.50
 Money market accounts             132,593    12.40      131,393   12.38        131,796    12.40
 Certificate accounts              684,048    63.98      686,808   64.69        685,074    64.47
   Total deposits              $ 1,069,217   100.00%  $1,061,617  100.00%   $ 1,062,649   100.00%

   Checking and other transaction account balances have increased as the Company has emphasized growth in these types of products. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At June 30, 1997, deposits as a percentage of liabilities, declined to 68% from 73% at June 30, 1996.

   Primarily as a result of growth in loans receivable during the nine months ended June 30, 1997 and the utilization of FHLB advances as a primary source of funds, total borrowings increased $116.5 million during the period.

Stockholders' Equity

   Stockholders' equity increased $7.1 million during the first nine months of fiscal 1997 to total $101.9 million at June 30, 1997. The Company's capital ratio, total capital to total assets, was 6.11% at June 30, 1997, compared to 6.13% at
September 30, 1996.   During the current nine months, the
Company repurchased approximately 67,000 shares of common stock at an average price of $22.45. In total, the Company repurchased 93,000 shares under its latest stock repurchase program which ended March 31, 1997. During the nine months, the Company increased its dividends paid to $.54 per share compared with $.48 per share in the first nine months of 1996.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1997, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 1997:

                             First Federal      Peoples Federal
                                    Percent             Percent
                           Amount  of Assets   Amount  of Assets
                                  (Amounts in thousands)
Tangible capital          $ 76,970     6.53%  $31,119      6.54%

Tangible capital
requirement                 17,674     1.50     7,134      1.50
Excess                    $ 59,296     5.03%  $23,985      5.04%

Core capital              $ 76,970     6.53%  $31,119      6.54%
Core capital requirement    35,349     3.00    14,267      3.00

Excess                    $ 41,621     3.53%  $16,852      3.54%

Risk-based capital(a)     $ 83,824    10.39%  $32,934     12.40%
Minimum risk-based
capital requirement(a)      64,530     8.00    21,256      8.00

Excess(a)                 $ 19,294     2.39%  $11,678      4.40%
(a)  Based on total risk-weighted assets.

    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital
Distributions" in the Company's 10K for the fiscal year ending
September 30, 1996.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

    The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 5.00% of net withdrawable savings and borrowings payable in one year. First Federal had an average liquidity ratio of 5.35% for the current nine months compared to 6.33% for the comparable period in fiscal 1996. Peoples Federal's average liquidity ratio was 6.18% during the present nine months compared with 7.00% in the prior period.

    The Associations' primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity are subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale.

    During the current nine months the Company experienced a net cash outflow from investing activities of $102.8 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment securities. The Company experienced cash outflows of $1.1 million from operating activities. Financing activities resulted in cash inflows of $118.0 million, consisting principally of $107.7 million in FHLB advances and $8.9 million in securities sold under agreements to repurchase.

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

    The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of June 30, 1997, First Financial had cash reserves and marketable securities of $11.9 million.

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

    The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                     June 30,      September    June 30,
                                       1997        30, 1996       1996
Interest-earning assets maturing
  or repricing within one year     $  816,794    $  843,281   $  857,377
Interest-bearing liabilities
  maturing or repricing within one
  year                              1,012,525     1,008,920    1,015,037
Cumulative gap                     $ (195,731)   $ (165,639)  $ (157,660)

Gap as a percent of total assets       (11.74)%      (10.71)%     (10.35)%

    The Company's one year gap as a percent of total assets changed from (10.71)% to (11.74)% during the current nine months. One year ago, the Company's one year gap as a percent of total assets was (10.35)%. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. The trend in the one year static gap is indicative of the retention of selected fixed-rate loans by the Company throughout most of fiscal 1996. In addition, the Company has extended maturities of interest-sensitive assets through origination of loans which have a fixed rate of interest for three, five, or seven years and then adjust annually thereafter to a treasury index.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest sensitive assets and
interest sensitive liabilities.   The Company has a variety of
methods available to adjust its interest sensitivity.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING June 30, 1997 AND 1996

Net Interest Income

    First Financial's net interest income for the quarter ending June 30, 1997 was $12.3 million compared with $11.5 million for the comparable quarter in fiscal 1996. The gross interest margin declined from 3.20% in the prior quarter to 3.11% in the current quarter.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                                      Quarter Ended June 30,
                                                   1997                     1996
                                           Average     Average      Average     Average
                                           Balance    Yield/Rate    Balance   Yield/Rate
 Loans and mortgage-backed securities   $ 1,480,800        7.89%  $ 1,308,655      7.99%
 Investments and other interest-
   earning assets                            96,311        6.38       128,857      6.20
 Total interest-earning assets          $ 1,577,111        7.80%  $ 1,437,512      7.83%

 Deposits                               $ 1,065,576        4.48%  $ 1,065,695      4.60%

 Borrowings                                 437,906        5.95       295,571      5.87
 Total interest-bearing liabilities     $ 1,503,482        4.91%  $ 1,361,266      4.88%
 Gross interest margin                                    2.89%                    2.95%
 Net interest margin                                      3.11%                    3.20%

    The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                               Quarter Ended June 30
                                                 1997 versus 1996
                                           Volume      Rate       Total
 Interest income:
   Loans and mortgage-backed securities  $ 3,456     $(324)    $  3,132

   Investments and other interest-
   earning assets                           (511)       57         (454)
 Total interest income                     2,945      (267)       2,678
 Interest expense:
   Deposits                                   (1)     (306)        (307)

   Borrowings                              2,162        61        2,223
 Total interest expense                    2,161      (245)       1,916
   Net interest income                   $   784     $ (22)    $    762

    Total interest income for the current quarter of $30.7 million represents growth of $2.7 million from the comparative quarter in fiscal 1996. Average balances of earning assets increased $139.6 million during the current quarter compared to the June 1996 quarter. Average yields on loans and mortgage-backed securities declined by 10 basis points and the average yield on all other earning assets increased 18 basis points.

    Total interest expense increased $1.9 million during the current quarter, with average interest-bearing liability balances increasing by $142.2 million. The average cost of deposits declined 12 basis points while the average cost of borrowings increased 8 basis points. The Company's overall cost of funds increased by 3 basis points to 4.91% from 4.88% in the prior period.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $600 thousand, compared to $498 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $441 thousand compared with $531 thousand in the comparable quarter in fiscal 1996. Total loan loss reserves as of June 30, 1997 and 1996 were $11.6 million and $11.0 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .84% and .89% at June 30, 1997 and 1996, respectively.

Other Income/Non-Interest Expenses

      Total other income increased $735 thousand, or 29.4%, in the current quarter. Non-recurring gains on sales of investment and mortgage-backed securities totaled $205 thousand in the current quarter. Fees on deposit accounts increased $223 thousand during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the June 1996 quarter. Bank card fee income increased $117 thousand in the current quarter and is indicative of expansion of debit card usage and the Company's ATM network.

    Non-interest expense increased $421 thousand or 4.8% during the current quarter. The increase in non-interest expense in the current quarter is primarily attributable to staff additions related to the opening of a new branch office in Surfside Beach, South Carolina and the expansion of Link Investment Services. Non-interest expense as a percentage of average assets declined from 2.36% in the June 30, 1996 quarter to 2.26% in the current quarter.

    Under the Deposit Insurance Funds Act of 1996, a special assessment was charged to the Associations and other institutions with deposits insured by the Savings Association Insurance Fund ( SAIF ). This $7.0 million expense was recorded in the quarter ended September 30, 1996 and is discussed under Federal Deposit Insurance Corporation ("FDIC") in the
Company's Form 10-K for the year ended September 30, 1996. FDIC premium expense declined $459 thousand in the current quarter compared with the comparable quarter in fiscal 1996. Both Associations benefited from lowered FDIC expense in the June 1997 quarter, which declined 16.5 basis points from a rate of 23 basis points to 6.5 basis points, on an annualized basis.

Income Tax Expense

    During the current quarter, the Company's effective tax rate was 36.9% compared to 36.2% in the comparable quarter. The actual tax provision of $2.1 million resulted in an increase of $395 thousand from the prior period.


COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 1997 AND 1996

Net Interest Income

    First Financial's net interest income for the nine months ending June 30, 1997 was $36.5 million compared with $33.4 million for the comparable nine months in fiscal 1996. The
gross   interest margin declined from 2.93% in the prior nine
months to 2.91% in the current nine months.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                               Nine months Ending
                                                     June 30,
                                          1997                    1996
                                   Average     Average     Average      Average
                                   Balance   Yield/Rate    Balance    Yield/Rate
 Loans and mortgage-backed
   securities                    $1,440,529     7.90%   $1,263,127       8.04%
 Other interest-earning assets      106,469     6.36       129,103       6.22
 Total interest-earning assets   $1,546,998     7.80%   $1,392,230       7.87%

 Deposits                        $1,061,868     4.52%   $1,065,183       4.69%
 Borrowings                         407,528     5.85       249,192       6.01
 Total interest-bearing
   liabilities                   $1,469,396     4.89%   $1,314,375       4.94%
 Gross interest margin                          2.91%                    2.93%
 Net interest margin                            3.14%                    3.20%

    The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                 Nine months Ending June 30,
                                                      1997 versus 1996
                                               Volume       Rate        Total
 Interest income:
   Loans and mortgage-backed securities      $10,457    $ (1,349)     $ 9,108
   Investments and other interest-earning
   assets                                     (1,074)        133         (941)
 Total interest income                         9,383      (1,216)       8,167
 Interest expense:
   Deposit accounts                             (122)     (1,419)      (1,541)
   Borrowings                                  6,932        (306)       6,626
 Total interest expense                        6,810      (1,725)       5,085
   Net interest income                       $ 2,573    $    509      $ 3,082


Provision for Loan Losses

    During the current nine months, First Financial's provision for loan losses totaled $1.7 million, compared to $1.2 million during the same period in the previous year. Net charge-offs for the current nine months totaled $1.2 million compared with $910 thousand in the comparable period in fiscal 1996. Increases in charge-offs are related principally to higher commercial loan charge-offs in the current period.

Other Income/Non-interest Expense

    Total other income improved $1.7 million in the current nine months. Fees on deposit accounts increased $546 thousand during the current nine months while brokerage fees and bank card fees increased $199 thousand and $351 thousand, respectively, in the current period. The Company recorded gains of $185 thousand on loan sales during the current nine months compared with gains of $4 thousand in the nine months ended June 30, 1996. Net gains on sales of investment securities totaled $210 thousand in the current nine months while such gains were only $38 thousand in the prior nine months.

    Non-interest expense increased $1.0 million or 3.8% during the current nine months. The Company's efficiency ratio improved from 64.24% in the nine months ended June 30, 1996 to 60.27% in the current nine months. General and administrative expenses as a percentage of average assets declined from 2.31% in the prior period to 2.26% in the current period. Salaries and employee benefits increased $1.3 million in the nine months ended June 30, 1997. Most of the increase was attributable to expansion of Link Investment Services, an additional branch location and annual merit increases for existing staff. FDIC insurance premiums in the current nine months were approximately 43% of the cost in the prior period due to lower premium rates in effect during the current period. FDIC insurance premiums for the remainder of fiscal 1997 should approximate $175 thousand. Included in the $5.6 million of other expense for the prior nine months was a non-recurring expense of $348 thousand related to a loss incurred on a deposit account.

Income Tax Expense

    During the first nine months, the Company's effective tax rate was 36.8% compared to 36.2% in the comparable period. The actual tax provision of $6.1 million resulted in an increase of $1.3 million from the prior period.


IMPACT OF REGULATORY AND ACCOUNTING ISSUES

    For a comprehensive discussion of regulatory and accounting issues, refer to "Federal Regulation of Savings Associations" in the Company's 10K for the fiscal year ending September 30, 1996.

    In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them compatible with international standards, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), in February 1997. SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing earnings per share
previously found in APB Opinion 15,  Earnings per Share.   It
replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's present computation of diluted EPS under APB Opinion 15 is applied against a materiality test of 3 percent. For financial statements issued by the Company after December 15, 1997, the materiality test will no longer apply and the Company will report basic and diluted EPS for each period presented as well as the further reconciliations required by SFAS 128. Although earlier application is not permitted, SFAS 128 will require restatement of all prior-period EPS data presented.

    The FASB also issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies, such as First Financial, that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997.

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

Item 6 - Exhibits and Report on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended
June 30, 1997.

Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1)

   (3.2)Bylaws, as amended, of Registrant (2)

     (4)Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (3)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (3)
  (10.3)Employment Agreement with A. Thomas Hood, as amended
        (8)

  (10.4)Employment Agreement with Charles F. Baarcke, Jr. (4)

  (10.5)Employment Agreement with John L. Ott, Jr. (4)
  (10.6)1990 Stock Option and Incentive Plan (5)

  (10.7)1994 Outside Directors Stock Options-for-Fees Plan
        (6)

  (10.8)1994 Employee Stock Purchase Plan (6)
  (10.9)1996 Performance Equity Plan for Non-Employee
        Directors (7)

 (10.10)Employment Agreement with Susan E. Baham (8)

    (22)Subsidiaries of the Registrant (8)
-------------------------------
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855
(6) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(7) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997.
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

                 FIRST FINANCIAL HOLDINGS, INC.

                           SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Financial Holdings, Inc.


Date: August 14, 1997         By:  /s/ A. Thomas Hood
                              A. Thomas Hood
                              President and Chief Executive
                                   Officer
                              Duly Authorized Representative