Form 10-K405
period 1997-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1997-12-24
CIK 787075

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:  0-17122

                       FIRST FINANCIAL HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

 DELAWARE                                                    57-0866076
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [   ]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of November 30, 1997 there were issued and outstanding 6,751,538 shares of the Registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on the Nasdaq National Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market on December 15, 1997, was $324,073,824 (6,751,538 shares at $48.00 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders.
                                  (Part III)

                        FIRST FINANCIAL HOLDINGS, INC.
                       1997 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                    PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . 1
          General . . . . . . . . . . . . . . . . . . . . . . . . 1
          Discussion of Forward Looking Statements  . . . . . . . 2
          Lending Activities  . . . . . . . . . . . . . . . . . . 2
          Investment Activities . . . . . . . . . . . . . . . . . 7
          Sources of Funds  . . . . . . . . . . . . . . . . . . . 9
          Asset and Liability Management  . . . . . . . . . . . .11
          Subsidiary Activities . . . . . . . . . . . . . . . . .12
          Competition . . . . . . . . . . . . . . . . . . . . . .13
          Personnel . . . . . . . . . . . . . . . . . . . . . . .13
          Regulation  . . . . . . . . . . . . . . . . . . . . . .13
          Taxation  . . . . . . . . . . . . . . . . . . . . . . .18
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . .19
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .19
Item 4.   Submission of Matters to a Vote of Security Holders . .20

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . .20
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .21
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .22
Item 8.   Financial Statements and Supplementary Data . . . . . .35
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . .63

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant  . .63
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . .64
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management  . . . . . . . . . . . . . . . . . . . . . .64
Item 13.  Certain Relationships and Related Transactions  . . . .64

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .65

                                    PART I

ITEM  1.  BUSINESS

GENERAL

   First Financial Holdings, Inc. ("First Financial" or the "Company") was incorporated in the State of Delaware on September 3, 1987, for the purpose of becoming a savings and loan holding company for First Federal Savings and Loan Association of Charleston ("First Federal"). On January 27, 1988, the stockholders of First Federal approved the reorganization of First Federal into the holding company form of ownership. The reorganization was completed on June 30, 1988, on which date First Federal became the wholly-owned subsidiary of the Company and stockholders of First Federal exchanged their shares of First Federal common stock for shares of the Company's common stock ("Common Stock"). Prior to completion of the reorganization, the Company had no assets or liabilities and engaged in no business activities. Subsequent to the holding company reorganization, the Company has not engaged in any significant activity other than holding the stock of First Federal and certain passive investment activities.

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

   First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the second largest thrift institution in South Carolina based on asset size as reported by the Office of Thrift Supervision ("OTS"). First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, 20 branch offices in the three surrounding counties and two full-service offices in
Georgetown, South Carolina.   First Federal also operates a private banking
office in Hilton Head, South Carolina.

   Peoples Federal was chartered in 1914 and is a federal stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. On November 7, 1997, the Company completed the acquisition of Investors Savings Bank of South Carolina, Inc., ("Investors") through the merger of Investors with Peoples Federal. Each share of Investors common stock was exchanged for 1.36 of the Company s Common Stock. The Company issued approximately 354,400 shares of Common Stock in the transaction. Peoples Federal conducts its business through 10 branch offices, a loan production office in Sunset Beach, North Carolina and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area
(4),Florence (3), Conway (2) and Loris (1).

   The business of the Company consists primarily of acting as financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction and consumer and other non-mortgage loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of the Associations, the Company also engages in property and casualty insurance, brokerage of investment products and certain data processing activities. None of the subsidiary activities is considered to constitute a business segment.

   First Federal and Peoples Federal are members of the Federal Home Loan Bank ("FHLB") System and their savings deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. The Associations are subject to comprehensive regulation, examination and supervision by the OTS and the FDIC.

   The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation of the Associations -- Capital Requirements" contained herein and Note 18 of Notes to Consolidated Financial Statements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

   Information in the enclosed report, other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company s interest rate risk position and future regulatory actions of the OTS and the FDIC. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

LENDING ACTIVITIES

General

   At September 30, 1997, the Company's net loan portfolio totaled approximately $1.4 billion, or 82.05% of the Company's total assets. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Company's lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal curtailed loans made on nonresidential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Company has shifted its focus to concentrate on single-family residential mortgage lending and consumer lending. The Company also offers commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

   In 1995 the Company initiated a correspondent lending program allowing for the purchase of loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Purchases under this program totaled $36.8 million in fiscal 1997.

   The Company makes both fixed-rate and adjustable-rate loans and generally retains the servicing on loans originated. A large percentage of single-family loans are made pursuant to certain guidelines which will permit the sale of such loans in the secondary market to government agencies or private investors. The Company's primary single-family product is the conventional loan. However, loans are also originated which are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

   Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

                                                         At September 30,
                              1997             1996              1995             1994            1993
                                   % of             % of              % of            % of           % of
                         Amount    Total   Amount   Total   Amount    Total   Amount  Total  Amount  Total
                                                    (dollar amounts in thousands)
  TYPE OF LOAN
  Real estate:
     1- to 4-family
        residential    $1,013,608 72.1% $  903,269 70.6%  $  698,442 64.5%  $583,430 60.5%  $530,945 54.9%
     Multi-family          53,368  3.8      56,629  4.4       57,269  5.3     59,310  6.2     61,898  6.4
     Commercial real
        estate and        210,933 15.0     212,059 16.6      211,489 19.5    216,651 22.5    249,466 25.8
        land
  Commercial business
     loans                 27,195  1.9      26,634  2.1       27,825  2.6     25,403  2.7     29,189  3.0
  Consumer loans:
     Home equity           57,490  4.1      47,633  3.7       47,015  4.3     51,486  5.3     58,109  6.0
     Mobile homes          19,455  1.4      21,925  1.7       25,027  2.3     28,276  2.9     31,476  3.2
     Credit cards          10,992  0.8      10,453  0.8        9,146  0.8      8,115  0.8      7,354  0.8
     Savings account
        loans               5,381  0.4       5,430  0.4        5,262  0.5      4,677  0.5      4,751  0.5
     Other consumer
        loans              48,673  3.5      34,844  2.7       28,131  2.6     19,096  2.0     15,872  1.6
  Total gross loans
     receivable         1,447,095 103.0  1,318,876 103.0   1,109,606 102.4   996,444 103.4   989,060 102.2
  Allowance for loan
     losses               (11,625)(0.8)    (11,202)(0.9)     (10,637)(1.0)   (10,728)(1.1)   (10,742)(1.1)
  Loans in process        (29,405)(2.1)    (26,652)(2.0)     (14,282)(1.3)   (20,213)(2.1)    (7,742)(0.8)
     Deferred loan
        fees and
        discounts            (571)(0.1)       (912)(0.1)      (1,320)(0.1)    (2,137)(0.2)    (2,969)(0.3)
        Loans receiv-
           able, net   $1,405,494 100.0%$1,280,110 100.0% $1,083,367 100.0% $963,366 100.0% $967,607 100.0%

   The following table shows, at September 30, 1997, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

                                                          Over
                                    Over One  Over Two  Three to Over Five  Over Ten     Over
                           Within    to Two   to Three    Five     to Ten  to Fifteen   Fifteen
Consolidated              One Year   Years     Years     Years     Years      Years      Years     Total
                                                       (dollars in thousands)
Real estate mortgages:
   Adjustable-rate       $   2,481 $     924 $   1,274 $   5,131 $  24,827 $  62,982  $ 743,717 $  841,336
   Fixed-rate               11,631    18,748     7,378    34,170    42,987   105,022    216,637    436,573
Consumer loans:
   Adjustable-rate          56,109       168       445     1,173     6,100     4,555      2,359     70,909
   Fixed-rate               20,556     6,410     9,643    18,613    13,098     2,467        295     71,082
Commercial business
loans:
   Adjustable-rate          13,468     1,410     1,623     1,781        --        91        707     19,080
   Fixed-rate                6,227       880       509       470        --        29         --      8,115
Total                    $ 110,472 $  28,540 $  20,872 $  61,338 $  87,012 $ 175,146  $ 963,715 $1,447,095


Residential Mortgage Lending

   At September 30, 1997, the Company's real estate loans totaled
approximately $1.3 billion, or 90.9% of net loans receivable.   One- to four-
family residential mortgage loans totaled $1.0 billion or 79.3% of the Company's real estate loans and 72.1% of total net loans receivable. The Company offers adjustable-rate ("ARM") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

   The ARMs currently offered by the Company have up to 30-year terms and interest rates which adjust annually or every three, five or seven years in accordance with a designated index. ARMS may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

   The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its portfolios. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company, like many of its competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan. The Company presently offers single-family ARMs indexed to the one year constant maturity treasury index. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds. Included in the Company's single-family ARMs are loans originated in the past which reprice to spreads over cost of funds indices. The Company underwrites ARMs based on the fully-indexed rate. The Company's fixed-rate residential mortgage loans have terms ranging from 10 to 30 years and require level monthly payments sufficient to amortize principal over the life of the loan.

   The Company originates residential mortgage loans with loan-to-value ratios up to 95%. Generally, on mortgage loans exceeding the 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to certain guidelines which will permit the sale of such loans in the secondary market.

   The Company offers various other residential lending programs, including bi-weekly mortgage loans and two-step mortgage loans originated principally for first-time home buyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves.

    The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential constructions loans total $34.5 million at September 30, 1997. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as
inspections warrant.   As part of its residential lending program, the
Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use. Such loans may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

   At September 30, 1997, the Company's commercial real estate portfolio totaled $152.7 million, or 10.9% of total net loans and 11.9% of real estate loans. Its multi-family portfolio totaled $53.4 million, or 3.8% of total net loans and 4.2% of total real estate loans. Loans made with land as security totaled $58.3 million, or 4.1% of total net loans and 4.6% of total real estate loans. Because of market conditions, since 1993 the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

   Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Such loans are generally made on an adjustable-rate basis, ranging from one-half to two percentage points above the prime lending rate. Permanent commercial real estate loans generally have been made for terms of ten years with provisions for interest rate adjustments semi-annually or annually and payments based on 30-year amortizations. Payment adjustments occur annually. In the past the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As such loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based on the prime lending rate as the index.

   Commercial and multi-family mortgage lending generally involves greater risk than single-family lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Company's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions, and commercial and multi-family loans may thus be subject, to a greater extent than single-family property loans, to adverse conditions in the economy.

Consumer Lending

   Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of their assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $142.0 million at September 30, 1997, or 10.2% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $57.5 million, or 40.49% of all consumer loans. Remaining consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

Commercial Business Lending

   The Company is permitted under federal law to make secured or unsecured loans for commercial, corporate business and agricultural purposes including issuing letters of credit. The aggregate amount of such loans outstanding generally may not exceed 20% of an institution's assets, provided that amounts in excess of 10% of total assets may be used only for small business loans.

   The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 1997, the Company's commercial business loans outstanding were $27.2 million, which represented 1.9% of total net loans receivable.

Loan Sales and Servicing

   While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 1997, the Company was servicing loans for others of $229.7 million.

   Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $48.6 million in 1997, $6.9 million in 1996 and $1.5 million in 1995. At September 30, 1997, the Company had $4.5 million in loans held for sale.

Risk Factors

   Certain risks are inherent with loan portfolios which contain commercial real estate, multi-family, commercial business and consumer loans. While these types of loans provide benefits to the Company's asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial real estate and multi-family loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local or regional real estate market or in the general economy.

   Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.
Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

   Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction. Consumer loans have historically tended to have a higher rate of default than residential mortgage loans.

   There are, due to the nature of ARMs, unquantifiable risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Company's asset/liability management program, they pose additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

   All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

   The Associations' permissible lending limits for loans to one borrower is the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, First Federal's and Peoples Federal's lending limits
under this restriction were $12.8 million and $5.0 million, respectively.   A
broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset. At September 30, 1997, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $10.2 million and $3.4 million, respectively.

Delinquencies and Non-performing Assets

   Delinquent and problem loans are a normal part of any lending activity. When a borrower fails to make a required payment on a loan, the Company attempts to cure the default by contacting the borrower. The Company contacts the borrower after a payment is past due less than 20 days, and a late charge is assessed on the loan. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan continues 60 to 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action. The Company may accept voluntary deeds of the secured property in lieu of foreclosure.

   The Company's mortgage loans are generally secured by the use of a mortgage instrument. Notice of default under these loans is required to be recorded and mailed. If the default is not cured within three months, a notice of sale is posted, mailed and advertised, and a sale is then conducted.

   Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition and any resulting write-down is charged to the allowance for losses. Generally, interest accrual on a loan ceases when the loan becomes 90 days delinquent.

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

   When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $35.3 million in assets as substandard and $1.2 million as loss as of September 30, 1997.

   The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $16.0 million of assets designated "special mention" as of September 30, 1997.

   Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

   For further discussion of the Company's problem assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality" and Note 8 of Notes to Consolidated Financial Statements.


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

   At September 30, 1997, the Company's investment and mortgage-backed securities portfolio totaled approximately $223.3 million, which included stock in the Federal Home Loan Bank ("FHLB") of Atlanta of $21.6 million. Investment securities include U.S. Government and agency obligations and corporate bonds approximating $27.8 million and $8.4 million, respectively. At September 30, 1997 there were five investments in mutual funds totaling approximately $16.6 million. Mortgage-backed securities totaled $149.0 million as of September 30, 1997. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company's accounting for investment and mortgage-backed securities. See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

   The following tables sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, excluding stock in the FHLB of Atlanta, maturities and average yields at September 30, 1997. The fair value of the Company's investment securities portfolio, excluding stock in the FHLB of Atlanta, was $201.8 million on September 30, 1997.

Investment and Mortgage-backed Securities Portfolio
                                                                  As of September 30,
                                                     1997                 1996                 1995
                                             Amortized    Fair    Amortized    Fair    Amortized     Fair
                                                Cost      Value      Cost      Value      Cost       Value
                                                             (dollar amounts in thousands)
Securities Held to Maturity:
U.S. Treasury and U.S. Government agencies
   and corporations                         $  11,980  $ 11,970  $  27,487  $ 27,417  $  46,853   $ 47,028
Corporate debt and other securities                                                      21,301     21,659
Mortgage-backed securities of FNMA, FHLMC
   and GNMA                                                                              18,361     18,844
  Total securities held to maturity         $  11,980  $ 11,970  $  27,487  $ 27,417  $  86,515   $ 87,531
Maturity and Yield Schedule as of September 30, 1997
                                                       Weighted
                                             Carrying   Average
                                              Value      Yield
U.S. Treasury and U.S. Government agencies
   and corporations:
   Within 1 year                           $   5,496       6.34%
   After 1 but within 5 years                  6,484       5.91
Total securities held to maturity          $  11,980       6.11%

                                                                  As of September 30,
                                                    1997                  1996                 1995
                                            Amortized    Fair     Amortized     Fair    Amortized    Fair
                                               Cost      Value      Cost       Value      Cost       Value
                                                             (dollar amounts in thousands)
Securities Available for Sale:
U.S. Treasury and U.S. Government agencies
   and corporations                        $  15,775  $  15,808  $  29,755  $  29,668  $  15,792  $ 15,874
Corporate debt and other securities            8,238      8,384     12,417     12,689
Equity securities
   Asset Management Fund-Adjustable-Rate
      Mortgage Portfolio                       9,000      8,995      9,000      8,932      9,000     8,932
   Federated Adjustable-Rate Mortgage Fund     3,219      3,151     10,000      9,709     10,000     9,689
   Other mutual funds and other                4,575      4,488      5,561      5,436      5,656     5,336
   Mortgage-backed securities of FNMA,
      FHLMC and GNMA                         147,088    148,963     82,152     82,991     82,260    82,765
  Total securities available for sale      $ 187,895  $ 189,789  $ 148,885  $ 149,425  $ 122,708  $122,596

Maturity and Yield Schedule as of September 30, 1997
                                                        Weighted
                                            Carrying    Average
                                             Value       Yield
U.S. Treasury and U.S. Government         (dollar amounts in thousands)
   agencies and corporations:
Within 1 year                              $   2,909      6.32%
After 1 but within 5 years                    12,899      5.93
                                              15,808      6.00
Corporate debt and other securities:
   Within 1 year                               3,198      7.67
   After 1 but within 5 years                  5,186      8.01
                                               8,384      7.93
Equity securities
   Within 1 year                              16,634      5.91
Mortgage-backed securities
   After 1 but within 5 years                 20,237      6.71
   After 5 but within 10 years                24,515      7.69
   After 10 years                            104,211      7.22
                                             148,963      7.23
                                           $ 189,789      7.04%

SOURCES OF FUNDS

  Deposits have historically been the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. FHLB advances and short-term borrowings provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

Deposits

  The Company offers a number of deposit accounts including passbook savings accounts, NOW/checking, commercial checking, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 11 of Notes to Consolidated Financial Statements.

  The Associations are subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and
competitive factors.   The Asset and Liability Committees of the Associations
meet weekly and make changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions.

  The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 1% of deposits at September 30, 1997, are obtained from customers residing outside of South Carolina.
The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

Jumbo Certificates of Deposit

   The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

         Maturity Period                          At September 30, 1997
                                              (dollar amounts in thousands)
 Three months or less                                     $  34,556
 Over three through six months                               16,043
 Over six through twelve months                              11,423
 Over twelve months                                           3,019
 Total                                                    $  65,041


Borrowings

   The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Company's primary borrowings source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.

   At September 30, 1997, the Company had advances totaling $419.6 million from the FHLB of Atlanta at an average rate of 5.65%. At September 30, 1997, the maturity of the Associations' FHLB advances ranged from one to 15 years. For more information on borrowings, see Note 12 of Notes to Consolidated Financial Statements.

   The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 1997, the Company had $58.9 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.62% at September 30, 1997, and mature within three months. For more information on other borrowings, see Note 13 of Notes to Consolidated Financial Statements.

   The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:
                                           At or For the Year Ended September
                                                           30,
                                               1997        1996       1995
                                              (dollar amounts in thousands)
 Weighted Average Rate Paid On (at end of
 period):
     FHLB advances                               5.65%      5.61%      5.88%
     Securities sold under agreements to
        repurchase                               5.62       5.69       5.89
 Maximum Amount of Borrowings Outstanding
    (during period):
     FHLB advances                          $ 419,577  $ 312,402   $ 107,853
     Securities sold under agreements to
        repurchase                             58,896     43,860      45,217
 Approximate Average Amount of Short-term
    Borrowings
   With Respect To:
     FHLB advances                            377,475    215,396      78,982
     Securities sold under agreements to
        repurchase                             27,050     37,916      26,769
 Approximate Weighted Average Rate Paid
    On (during period):
     FHLB advances                              5.71%       5.70%      5.92%
     Securities sold under agreements to
        repurchase                              5.59        5.70       6.08

Long-term Debt

   On September 17, 1992, the Company issued $20.3 million aggregate principal amount of Senior Notes ("Notes") due September 1, 2002. The Notes bear interest at 9-3/8% per year. The Company received net proceeds of approximately $19.0 million, $16.5 million of which was used to complete the acquisition of Peoples Federal on October 9, 1992. The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the Notes tendered by noteholders for prepayment during the period from the date of issuance through September 1, 1993, and thereafter in any 12-month period ending September 1, subject to certain limitations. The Company's obligation to prepay Notes tendered for prepayment is not cumulative. Although the Company is obligated to prepay in any prepayment period up to $1.0 million of the Notes annually, it is not required to establish a sinking fund or otherwise set aside funds for that purpose. The ability of the Company to prepay the Notes depends, to a substantial degree, upon interest income generated by the Company's investment assets, the availability of alternative credit sources, and the payment of dividends and other fees to the Company by the Associations.
Notes totaling $487,000 were redeemed on September 1, 1993. None have been redeemed since that time. See Note 14 of Notes to Consolidated Financial Statements for additional information on the Notes.

   The principal expense of the Company is the interest due annually on the Notes, which approximates $1.9 million, assuming certain noteholder options to elect prepayment of the Notes are not exercised. Payments of interest and principal on the Notes are dependent upon the ability of First Federal and Peoples Federal to pay dividends to the Company. Dividend and other capital distributions by the subsidiaries are restricted by regulation and may require regulatory approval. For further information, see "Regulation of the Associations - Limitations on Capital Distributions."

ASSET AND LIABILITY MANAGEMENT

Market Risk

   Market risk is the risk of loss from adverse changes in market prices and rates. The Company s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company s financial condition and results of operations.
Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

   The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company s Interest Rate Sensitivity Analysis Table. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management" ("TB-13"). This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 1997, the Company s TB-13 calculations based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would reduce net interest income over a twelve-month period by 14% and reduce net portfolio value by 20% while a 200 basis point decline in rates would increase net interest income over a twelve-month period by 10% and increase net portfolio value by 8% in the same period.

   Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

   The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments fair values at September 30, 1997. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                 Expected Maturity/Principal Repayments at
                                               September 30,
                       Average                                                 There-
                         Rate    1998     1999      2000      2001    2002     after    Balance    Fair Value
                                                    (dollar amounts in thousands)

Interest-sensitive
  assets:
  Loans receivable       7.92% $141,769 $127,596  $ 114,833 $103,349 $ 93,015 $824,932 $1,405,494  $1,422,208
  Mortgage-backed
    securities           7.23    22,063   18,754     15,941   13,550   11,517   65,263    147,088     148,963
  Investments and
    other interest-
    earning assets       6.30    35,936   10,419      4,009    7,976    2,022   --         60,362      60,371
  FHLB Stock             7.25       --       --         --       --       --    21,554     21,554      21,554

Interest-sensitive
  liabilities:
  Checking accounts      0.92    48,000   26,154     17,784   12,093    8,224   17,475    129,730     129,730
  Savings accounts       2.62    20,281   16,833     13,972   11,597    9,625   46,995    119,303     119,303
  Money Market
    accounts             3.67   109,618    8,742      6,119    4,283    2,999    6,996    138,757     138,757

  Certificate accounts   5.71   467,821  129,489     37,452   10,977   20,590   15,134    681,463     682,888
  Borrowings             5.79   282,396   25,000     35,000   10,000   75,000   70,840    498,236     498,873
Off-balance sheet
  items:
  Commitments to
    extend credit        7.34                                                             25,561      25,709

  Unused lines of
    credit              11.64                                                            131,795     131,795

   Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. For deposit liabilities, in accordance with standard industry practice, the Company has used decay rates utilized by the OTS. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience.

Rate/Volume Analysis
   For the Company's rate/volume analysis and information regarding the Company's yields and costs and changes in net interest income, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."


SUBSIDIARY ACTIVITIES

   The Associations are permitted under OTS regulations to invest up to 2% of their assets in service corporations, with an additional investment of 1% of assets where such investment is primarily for community, inner-city and community development purposes. At September 30, 1997, First Federal and Peoples Federal were authorized to invest up to $24.2 million and $9.8 million, respectively, in the stock of, or loans to, service corporations (based upon the 2% limitation). At September 30, 1997, First Federal's investment in stock and secured and unsecured loans in its service corporations was $94,995. At September 30, 1997, Peoples Federal's investment in its service corporations was $1.6 million.

   First Federal has two wholly-owned subsidiaries:

Charleston Financial Services

   Incorporated on January 28, 1977, its primary operations include the conversion of computer information to a microfiche format, the sale of data processing consulting services and software and the operation of a full-service brokerage subsidiary, Fiserv Investor Services, Inc. At September 30, 1997, First Federal's investment in and advances to this subsidiary totaled $82,116. Operations of Charleston Financial Services resulted in a net loss of $55,546 for the year ended September 30, 1997.

The Carolopolis Corporation

   The Carolopolis Corporation ("Carolopolis") was incorporated in 1976 for the principal purpose of land acquisition and development and construction of various projects for resale. Development activities began in 1981 and ended in 1989. Carolopolis had been inactive for a number of years until 1996 when a lower tier corporation of Carolopolis was formed to operate and market for resale a commercial real estate property acquired through foreclosure by First Federal. Carolopolis is currently inactive. First Federal's investment in Carolopolis on September 30, 1997 was $12,879 and a loss of $20,462 was incurred during 1996.

   Peoples Federal has two wholly-owned subsidiaries, only one of which is active:

First Southeast Insurance Services, Inc.

   This subsidiary, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995 an additional agency in Lake City, South Carolina, was purchased as well as the Adams Insurance Agency in Charleston, previously owned by a subsidiary of First Federal. Total insurance premiums during fiscal year 1997 approximated $10.3 million. In terms of premium dollars, the insurance agency is approximately 50% commercial lines and 50% personal lines. The agency represents several companies for both commercial and personal insurance products. Peoples Federal's investment in First Southeast Insurance Services, Inc. on September 30, 1997 was $1.5 million. Operations of this subsidiary resulted in income of $120,740 in 1997.


COMPETITION

   First Federal was the second largest and Peoples Federal the fifth largest of savings associations headquartered in South Carolina at September 30, 1997, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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

PERSONNEL

   As of September 30, 1997, the Company had 543 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

REGULATION

   The Associations are subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of their deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Associations' relationship with their depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Associations' mortgage documents. The Associations must file reports with the OTS and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Associations' compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Associations and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

Federal Regulation of Savings Associations

Office of Thrift Supervision.

   The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

Federal Home Loan Bank System.

    The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Associations, as members of the FHLB-Atlanta, are required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB-Atlanta stock of $13.6 million and $8.0 million, respectively, at September 30, 1997.

   Among other benefits, the FHLB-Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

Federal Deposit Insurance Corporation.

   The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Associations' deposits, the FDIC has examination, supervisory and enforcement authority over the Associations.

   The Associations' deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Associations pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

   Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Associations, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

   The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Associations.

Prompt Corrective Action.

   Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. Under the regulations, an institution shall be deemed to be (I) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

   A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

   An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

   At September 30, 1997, the First Federal and Peoples Federal were categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness

   The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (I) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure;
(v) asset growth (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Associations fail to meet any standard prescribed by the regulations, the agency may require the Associations to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Qualified Thrift Lender Test

   All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank or be subject to the following restrictions on its operations:
(I) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

   Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code"), or that 65% of an institution's "portfolio assets," as defined in the test, consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months.
At September 30, 1997, the Associations were in compliance with the QTL test.

Capital Requirements.

   Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

   OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (I) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

   Savings associations also must maintain "tangible capital" not less than 1.5% of the association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

   Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (I) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

   The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

   The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

   See Note 18 of Notes to Consolidated Financial Statements for a summary of all applicable capital requirements of First Federal and Peoples Federal.

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

   A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

   The Associations currently meet the criteria to be designated a Tier 1 association and, consequently, could at their option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Regulation of the Company

   First Financial is a multiple savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is required to file certain reports with and otherwise comply with the regulations of the OTS and the SEC. As subsidiaries of a savings and loan holding company, the Associations are subject to certain restrictions in their dealings with the Company and with other companies affiliated with the Company and also are subject to regulatory requirements and provisions as federal institutions.

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

   There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Company any of its subsidiaries (other than the Associations or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

   The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

TAXATION

Federal Taxation

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

   Historically, savings institutions such as the Associations which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Associations' deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Associations' actual loss experience, or a percentage equal to 8% of the Associations' taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Associations' loss experience, the Associations generally recognized a bad debt deduction equal to 8% of taxable income.

   In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).
The Associations have previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Associations' bad debt deduction will be determined under the specific charge-off method of Section 166. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase or home improvement loans are included and the institution can elect during the tax year ending September 30, 1997, to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The Associations currently meet these lending criteria for the year ending September 30, 1997, suspending recapture of approximately $1.5 million in bad debt reserves over a six-year period for the 1996 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to meet the tax definition of a bank. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

   To the extent that the Associations make "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of September 30, 1988 (or a lesser amount if the Associations' loan portfolio decreased since September 30, 1988) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Associations' taxable income. Nondividend distributions include distributions in excess of the Associations' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Associations' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Associations' bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Associations make a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Associations. First Federal and Peoples Federal do not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

   The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Associations' adjusted current earnings exceeds their AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Associations, whether or not an Alternative Minimum Tax is paid.

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

   During fiscal 1996, the IRS completed its examination of the Company's federal income tax return for the years ended September 30, 1994 and 1995. There have been no audits of the Company's state income tax returns during the past five years.

State Taxation

   Under the laws of South Carolina, the Associations are required to pay an income tax at the rate of 6% of net income as defined in the statute. This tax is imposed on financial institutions, such as savings and loan associations, in lieu of the general state business corporation income tax. Prior to fiscal 1990, First Federal utilized state net operating loss carryforwards. During fiscal 1989, First Federal became subject to South Carolina income taxes. Peoples Federal did not incur any South Carolina income taxes through September 30, 1992 but became subject to South Carolina taxes in fiscal 1993. Taxes accrued for fiscal 1997 include $723,000 payable to South Carolina.

   As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

   For additional information, see Note 15 of Notes to Consolidated Financial Statements.

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

   Peoples Federal leases space for certain insurance agency operations in Charleston and in Lake City. In addition, First Federal leases properties in four locations for off-site ATM facilities. First Federal also has a business partnership with Piggly Wiggly for ATM operations in supermarket locations. Both Associations also own land purchased for potential future branch locations.

   The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

   At September 30, 1997, the total book value of the premises and equipment owned by the Company was $15.3 million. Reference is made to Note 17 of Notes to Consolidated Financial Statements for information relating to minimum rental commitments under the Company's leases for office facilities, and to Note 9 for further details on the Company's properties.


ITEM 3.   LEGAL PROCEEDINGS

   Periodically, there are various claims and lawsuits involving the Associations and their subsidiaries mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Associations hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Associations' business. In the opinion of management and the Company's legal counsel, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Stock Prices and Dividends:
                                                               Cash Dividend
                                            High       Low        Declared
 1997:
   First Quarter                            $ 24.25    $19.00    $ 0.18
   Second Quarter                             28.63     22.25      0.18
   Third Quarter                              32.75     23.75      0.18
   Fourth Quarter                             39.25     29.38      0.18
 1996:
   First Quarter                            $ 20.50    $18.00    $ 0.16
   Second Quarter                             22.75     19.25      0.16
   Third Quarter                              21.75     17.75      0.16
   Fourth Quarter                             20.25     17.50      0.16

   The Company's common stock is traded in the over-the-counter market under the Nasdaq symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 1997, there were approximately 2,086 stockholders of record.

   The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased ten times with the most recent dividend paid in November, 1997, at $.21 per share. Cash dividends per share totaled $.72, $.64 and $.56 for fiscal 1997, 1996 and 1995, respectively. These dividends per share amounted to 32.29%, 57.66% and 38.10% of net income per common share, respectively.

   Please refer to "Regulation-Federal Regulation of Savings Associations Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.


ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data


                                               At or For the Year Ended September 30,
                                         1997           1996          1995         1994       1993
                                          (dollar amounts in thousands except per share amounts)
 Summary of Operations
 Interest income                    $    121,762   $  111,118     $   95,503   $   85,652 $   95,407
 Interest expense                         72,909       65,997         55,794       44,755     51,696
 Net interest income                      48,853       45,121         39,709       40,897     43,711
 Provision for loan losses                (2,375)      (1,823)          (451)      (1,097)    (3,700)
 Net interest income after
   provision for loan losses              46,478       43,298         39,258       39,800     40,011
 Other income                             12,252       10,052          8,575        8,681      5,493
 Non-interest expense                    (36,372)     (35,249)       (33,424)     (32,351)   (30,745)
 SAIF Special Assessment                               (6,955)
 Income tax expense                       (8,242)      (4,118)        (5,171)      (4,125)    (3,481)
 Income before change in
   accounting principle                   14,116        7,028          9,238       12,005     11,278
 Change in accounting principle                                                                1,584
 Net income                         $     14,116   $    7,028     $    9,238   $   12,005 $   12,862
 Per Common Share
 Net income                         $       2.23     $   1.11(1)  $     1.47   $     1.88    $  2.02(2)
 Book value                                16.43        14.91          14.50        13.20      12.56
 Dividends                                  0.72         0.64           0.56         0.48       0.34
 Dividend payout ratio                     32.29%       57.66%         38.10%       25.53%     16.83%

 Selected Ratios
 Return on average equity                  14.22%        7.41(3)       10.61%       14.64%     17.28%
 Return on average assets                   0.87         0.48(4)        0.71         0.97       1.00
 Gross interest margin                      2.87         2.93           2.91         3.21       3.39
 Net interest margin                        3.12         3.19           3.16         3.42       3.56
 Average equity as a percentage of
   average assets                           6.12         6.51           6.67         6.65       5.79
 Problem assets as a percentage of
   total assets                             1.49         1.28           1.67         1.74       1.98

 At September 30,

 Assets                             $  1,712,931   $ 1,546,149   $ 1,365,348  $ 1,244,270  $1,259,265
 Loans receivable, net                 1,405,494     1,280,110     1,083,367      963,366     967,607
 Mortgage-backed securities              148,963        82,991       101,126      105,620     106,021
 Investment securities                    74,360       109,541       119,967      117,876     104,554
 Deposits                              1,069,253     1,061,617     1,074,313    1,062,995   1,051,219
 Borrowings                              498,236       348,970       172,120       79,267     106,677
 Stockholders' equity                    104,785        94,795        91,409       82,672      80,546
 Number of offices                            33            33            32           32          32
 Full-time equivalent employees              543           540           509          537         532
__________________
 (1)  Includes the effect of the SAIF special assessment which resulted in a decrease of $.69 in earnings per common share.
 (2)  Includes the cumulative effect of a change in accounting principle which resulted in an increase of $.25 in earnings per common share.
 (3)  Return on average equity excluding the effect of the SAIF special assessment was 12.04%.
 (4)  Return on average assets excluding the effect of the SAIF special assessment was .78%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   First Financial Holdings, Inc., headquartered in Charleston, South Carolina, is a multiple savings and loan holding company with two operating subsidiaries, First Federal Savings and Loan Association of Charleston, South Carolina and Peoples Federal Savings and Loan Association, Conway, South Carolina. The information presented in the following discussion of financial results is generally indicative of the activities of the Associations. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and accompanying notes contained herein.

   First Financial s net income increased $7.1 million in 1997 to a new company record of $14.1 million. Earnings per share increased to $2.23 in 1997 from $1.11 in 1996. Net income for fiscal 1996 reflected the after-tax effect of a $4.4 million non-recurring FDIC special assessment. This one-time charge was assessed against thrift institutions whose deposits were insured by the SAIF of the FDIC. The Company recorded a non-recurring expense of $7.0 million in 1996 for this special assessment. The recapitalization of the SAIF provided for an eventual reduction in SAIF deposit insurance premiums, which reduced non-interest expense in fiscal 1997. Excluding the one time assessment, net income in 1996 totaled $11.4 million, or $1.80 per share. Thus, net income from core earnings and earnings per share on a more comparable basis increased 23.7% and 23.9%, respectively, in 1997 compared with 1996.

   Net income in 1997 resulted in a return on average equity of 14.22% compared with a return on average equity, excluding the effect of the non-recurring special assessment, of 12.04% in 1996. Return on average assets in 1997 was 0.87%. This compares with a return on average assets in 1996, excluding the special assessment, of 0.78%. Including the effect of the non-recurring special assessment, return on average equity and return on average assets in 1996 were 7.41% and 0.48%, respectively.

   Operating results in 1997 improved principally due to higher net interest income, continued moderation in the rate of increase in operating costs and significant growth in non-interest income, partially offset by a higher provision for loan losses.

   Net income in 1995 was $9.2 million, or $1.47 per share. Return on average equity and return on average assets totaled 10.61% and 0.71%, respectively, in fiscal 1995.

   The Company announced on June 25, 1997 the signing of a definitive agreement to acquire Investors Savings Bank of South Carolina, Inc. The transaction was completed on November 7, 1997, and each share of Investors common stock was exchanged for 1.36 shares of First Financial Common Stock. The transaction was accounted for as a pooling of interests with the operations of Investors being merged into those of Peoples Federal. Founded in 1984, Investors had assets of $62.7 million, $47.1 million in loans, deposits of $55.0 million and stockholders equity of $7.3 million at September 30, 1997.

Financial Position

   At September 30, 1997, First Financial s assets totaled $1.7 billion, compared with $1.5 billion at September 30, 1996. Average assets and average interest-earning assets increased by 11.4% and 10.9%, respectively, in 1997. Asset growth was principally attributable to an increase of $125.4 million in net loans receivable, including loans held for sale, during 1997. The Company pursued a strategy in 1997 to increase balances of mortgage-backed securities to improve yields, which led to a decline in other investment securities. This strategy resulted in an increase of $66.0 million in mortgage-backed securities and a $35.2 million decline in other investment securities. Stockholders' equity totaled $104.8 million at September 30, 1997, increasing from $94.8 million at September 30, 1996.

   The proportion of average earning assets to total average assets was 96.56% in 1997 and 97.05% in 1996. The slight decline in fiscal 1997 was primarily attributable to an increase in real estate owned during the year.

Investment Securities and Mortgage-backed Securities

   At September 30, 1997, available for sale securities totaled $189.8 million and represented 94.1% of investment securities and mortgage-backed securities compared to $149.4 million, or 84.4% of comparable balances at September 30, 1996. Held to maturity securities totaled $12.0 million at September 30, 1997 compared with $27.5 million at the end of 1996.

   The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities. The Associations are required to maintain average daily balances of liquid assets according to certain regulatory requirements. The Associations have maintained higher than average required balances in short-term investments based on their continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential direction of market interest rate changes.

   On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," that permitted companies to reassess the appropriateness of the classifications of all securities previously made. The Company elected to reclassify certain of its previously classified "held to maturity" securities to "available for sale." In December 1995, approximately $18.0 million of the Company's mortgage-backed securities were transferred from "held to maturity" to "available for sale" and approximately $32.2 million of investment securities were also reclassified to "available for sale" from "held to maturity" as a result of guidance provided in the Special Report.

Loans Receivable

   Loans comprise the major portion of interest-earning assets of the Company, accounting for 86.5% and 84.0% of average interest-earning assets in 1997 and 1996, respectively. Compared with balances on September 30, 1996, net loans receivable grew by 9.8% during 1997. Loan growth would have been even greater in 1997 had the Company not securitized $16.1 million in single-family fixed-rate loans during the September 1997 quarter.

   The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

   Loan originations set a record in 1997, increasing to $397 million from $389 million in 1996. Demand for all types of loans was strong in 1997, with particularly significant origination increases achieved in consumer lending over levels in 1996. Consumer loan originations increased by $24.5 million, or 47.8%, over consumer loan originations in 1996. Total consumer loans increased from $120.3 million on September 30, 1996 to $142.0 million on September 30, 1997. The Company experienced strong growth in home equity, marine and auto loan originations due principally to increased marketing for these products, more competitive interest rates and increased staffing levels.

Asset Quality

   The Company believes it maintains a conservative philosophy regarding its lending mix as well as its underwriting guidelines. The Company also maintains loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, non-performing loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Boards of Directors of the Associations. The majority of the Company's loans originated are in coastal South Carolina and North Carolina and in Florence, South Carolina.

   Although the Company's loan portfolio grew significantly during the year, management does not believe that the risk inherent in its loan portfolio has increased. The largest component of growth has been in single-family loans, which traditionally are expected to result in smaller problem credits and less credit risk during various economic cycles than may be experienced in other types of secured real estate lending. For several years the Company's strategy has been to reduce its exposure to commercial real estate, land acquisition and development and multifamily real estate.

   As a result of management's ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms. The Company closely monitors trends in problem assets which include non-accrual loans, loans 90 days or more delinquent, renegotiated loans, and real estate and other assets acquired in settlement of loans. Renegotiated loans are those loans on which the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and/or other concessions. The following table illustrates trends in problem assets and other asset quality indicators over the past five years.

Problem Assets
                                             At September 30,
                               1997      1996      1995      1994      1993
                                      (dollar amounts in thousands)
 Non-accrual loans          $  6,609  $  8,129  $  7,709  $  4,454  $  8,965
 Accruing loans 90 days or
   more delinquent               405     1,278       816       740     1,458
 Renegotiated loans            6,776     8,049    11,103    13,129     9,001
 Real estate and other
   assets acquired in
   settlement of loans        11,658     2,326     3,144     3,290     5,480
                            $ 25,448  $ 19,782  $ 22,772  $ 21,613  $ 24,904

 As a percent of loans
   receivable and real
   estate and other assets
   acquired in settlement
   of loans                     1.80%    1.54%     2.10%     2.24%     2.56%
 As a percent of total
   assets                       1.49     1.28      1.67      1.74      1.98
 Allowance for loan losses
   as a percent of problem
   assets                      45.68    56.63     46.71     49.64     43.13
 Net charge-offs to average
   loans outstanding            0.14     0.11      0.05      0.11      0.24

  Problem assets were $25.4 million at September 30, 1997, or 1.49% of assets and 1.80% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 1996, problem assets were $19.8 million, or 1.28% of assets and 1.54% of loans receivable and real estate and other assets acquired in settlement of loans. The increase during 1997 was primarily attributable to the Company s acquisition, through foreclosure, of two retail shopping centers in the Charleston Trident area. These two properties with carrying values of $10.8 million comprised 43% of problem assets and 93% of real estate owned balances, respectively, at September 30, 1997.

   Non-accrual loans at September 30, 1997, include a $2.8 million loan collateralized by an apartment complex in Charleston, South Carolina. Based on occupancy levels and the delinquency status of the loan, the Company has allocated a specific reserve of approximately $800,000 against this property,
resulting in a carrying value of approximately $2.0 million.   Also included
in non-accrual loans at September 30, 1997, 1996 and 1995 are two loans with balances of approximately $1.1 million secured by residential lots in a resort development in South Carolina. Renegotiated loans declined by $1.3 million during 1997 primarily due to the deletion of loans which have been returned to market rates of interest and terms.

  The allowance for loan losses at September 30, 1997 covers 45.68% of reported problem assets, declining from 56.63% as of September 30, 1996. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations. Renegotiated loans currently comprise approximately 27% of total problem assets.

Allowance for Loan Losses

  The allowance for loan losses is maintained at a level sufficient to provide for estimated probable future losses in the loan portfolio. Management reviews the adequacy of the allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

Allowance for Loan Losses
                                 At or For the Year Ended September 30,
                              1997      1996      1995      1994      1993
                                      (dollar amounts in thousands)
 Balance, beginning of
    period                  $11,202   $10,637   $10,728   $10,742   $ 4,837
 Loans charged-off:
   Real estate loans            678       824       530       858     1,893
   Commercial business
      loans                     431       188         3       461       637
   Consumer loans             1,175       732       508       673       793
      Total charge-offs       2,284     1,744     1,041     1,992     3,323
 Recoveries:
   Real estate loans            164       336       356       658       632
   Commercial business
      loans                       2        31        32        76       176
   Consumer loans               166       119       111       147       160
      Total recoveries          332       486       499       881       968
      Net charge-offs         1,952     1,258       542     1,111     2,355
   Allowance on acquired
      loans                                                           4,560
   Provision for loan
      losses                  2,375     1,823       451     1,097     3,700
 Balance, end of period:
   Real estate loans          8,946     8,987     8,875     9,074     9,189
   Commercial business
      loans                   1,046       925       715       750       648
   Consumer loans             1,633     1,290     1,047       904       905
 Balance, end of period     $11,625   $11,202   $10,637   $10,728   $10,742
 Balance as a percent of
    net loans:
   Real estate loans           0.72%     0.79%     0.93%     1.09%     1.11%
   Commercial business
   loans                       3.85      3.47      2.61      3.00      2.22
   Consumer loans  (1)         1.15      1.07      0.91      0.81      0.77
   Total net loans              .83      0.88      0.98      1.12      1.12
 Net charge-offs as a percent
    of average net loans:
   Real estate loans            .04%     0.05%     0.02%     0.02%     0.18%
   Commercial business
      loans                    1.59      0.58     (0.11)     1.42      1.88
   Consumer loans (1)           .77      0.52      0.35      0.46      0.40

(1)  Consumer loans include home equity lines of credit.

  On September 30, 1997, the total allowance for loan losses was $11.6 million compared with $11.2 million at September 30, 1996. Net real estate loan charge-offs totaled $514,000 in 1997 compared with $488,000 in 1996. Consumer loan net charge-offs increased to $1.0 million in 1997 compared
with $613,000 in 1996.   Management believes that a substantial portion of
the $396,000 increase in consumer loan net charge-offs is attributable to
higher numbers of  personal bankruptcy filings.   Commercial loan net charge-
offs increased to $429,000 in 1997 compared with $157,000 in 1996. Based on the current economic environment and other factors, management believes that the allowance for loan losses at September 30, 1997 was maintained at a level adequate to provide for inherent losses in the Company's loan portfolio.

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


                                             At September 30,
                               1997      1996      1995      1994      1993
                                       (dollar amounts in thousands)
 Allowance for loan losses
 applicable to:
    Real estate loans        $ 8,946   $ 8,987   $ 8,875   $ 9,074   $ 9,189
    Commercial business
       loans                   1,046       925       715       750       648
    Consumer loans             1,633     1,290     1,047       904       905
       Total                 $11,625   $11,202   $10,637   $10,728   $10,742
 Percent of loans to total
    net loans:
   Real estate loans            88.1%     88.7%     87.0%     85.9%     84.9%
   Commercial business
      loans                      1.9       2.0       2.5       2.6       3.0
   Consumer loans               10.0       9.3      10.5      11.5      12.1
      Total                    100.0%    100.0%    100.0%    100.0%    100.0%

Deposits

  Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. The Company has set strategic targets for net growth in transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers.

  The Company's total deposits increased $7.6 million during the year ended September 30, 1997. First Financial's deposit composition at September 30, 1997 and 1996 is as follows:

Deposits
                                               At September 30,
                                          1997                   1996
                                               Percent               Percent
                                    Balance    of Total   Balance   of Total
                                         (dollar amounts in thousands)
 Checking accounts               $  129,730     12.13%  $  123,907   11.67%
 Passbook, statement and other
   accounts                         119,303     11.16      119,509   11.26
 Money market accounts              138,757     12.98      131,393   12.38
 Retail certificate accounts        616,123     57.62      617,893   58.20
 Jumbo certificates                  65,041      6.08       68,218    6.42
 Wholesale certificates                 299      0.03          697     .07
 Total deposits                  $1,069,253    100.00%  $1,061,617  100.00%

   National and local market trends over the past several years suggest that consumers are continuing to move an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. As of September 30, 1997, deposits as a percentage of liabilities declined to 66% from 73% at September 30, 1996. The Company expects to maintain a significant portion of its overall deposits in core account relationships; however, future growth in overall deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus impact the Company's future net margins. The Company's average cost of deposits at September 30, 1997 was 4.52% compared with 4.60% at September 30, 1996.

Borrowings

   Borrowings increased $149.3 million during the current year to $498.2 million as of September 30, 1997. Borrowings as a percentage of total liabilities increased to approximately 31% at the end of 1997 compared with 24% in 1996. Borrowings from the FHLB of Atlanta increased $107.2 million while reverse repurchase agreements increased $42.1 million. The net increase in borrowings in 1997 is attributable to management's strategy to utilize borrowings to fund a significant portion of its loan portfolio growth. With strong growth in single-family conforming loans, a large portion of which were adjustable-rate loans, management believes it has improved its current liquidity capacity because of the acceptance of such loans as collateral for existing and future FHLB borrowings and the potential usage of such loans in securitizations of loans for mortgage-backed securities.

   The Company's average cost of FHLB advances and reverse repurchase agreements increased from 5.61% at September 30, 1996 to 5.65% at September 30, 1997. Approximately $224 million in FHLB advances mature within one year and all of the reverse repurchase agreements mature within three months. There were no redemptions of the $19.8 million in 9.375% long-term debt of the Company during 1997. Since September 1, 1997, the notes have been redeemable at par at the option of the Company.

Capital Resources

   Average stockholders' equity was $99.3 million during 1997, increasing 4.7% from $94.8 million in 1996. The primary source of growth in stockholders' equity during 1997 was retained net income. The Consolidated Statement of Stockholders' Equity details the changes in stockholders' equity during the year. The Company's capital ratio, total capital to total assets, was 6.12% at September 30, 1997 compared to 6.13% September 30, 1996.

   In July of 1996 the Board of Directors approved a stock repurchase program to acquire up to 250,000 shares of the Company's Common Stock to be completed by March 31, 1997. During fiscal 1996, approximately 26,000 shares were repurchased at an average price of $19.73. An additional 67,000 shares were repurchased in 1997 at an average price of $22.45 through the conclusion of the program. During 1997, the Company paid out $.72 in dividends per share for a payout ratio of 32.3%, compared with dividends of $.64 and a payout ratio of 57.7% in 1996. Excluding the effect of the special SAIF assessment, the payout ratio in 1996 would have approximated 35.6%. In October 1997, the Board of Directors declared a regular quarterly cash dividend of $.21 per share, which will result in an increase of approximately 16.7 % from the previous quarterly cash dividend amount of $.18 per common share.

   The Associations are required to meet the regulatory capital requirements of the OTS which currently include three measures of capital: a leverage or core capital requirement, a tangible capital requirement and a risk-based capital requirement. Under OTS regulations, the Associations both meet the requirements to be "well-capitalized." Current capital distribution regulations of the OTS allow the greatest flexibility to well-capitalized institutions.

Liquidity and Asset and Liability Management

Liquidity

   The desired level of liquidity for the Company is determined by management in conjunction with the Asset/Liability Committees of the Associations. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans and the Committees' assessment of each Association's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, reverse repurchase agreements and sales of securities and loans held for sale.

   The Associations are subject to federal regulations which currently required the maintenance of a daily average balance of liquid assets equal to 4.0% of net withdrawable deposits and borrowings payable in one year or less. The Associations have adopted policies to maintain liquidity levels well above the requirements. All requirements were met in 1997.

   The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Associations, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester counties and a significant share of deposits in the Georgetown market. Peoples Federal's deposits are principally obtained in Horry and Florence counties. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products. Management does recognize, however, that due to disintermediation of traditional savings balances to other investment products, including the equity markets, annuities and mutual funds, the pool of retail deposit funds held in financial institutions will likely continue to contract over time, resulting in more reliance by the Company on other sources of funds.

   Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. As a measure of protection, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale.

   During 1997, the Company experienced a net cash outflow from investing activities of $163.4 million, consisting principally of a net increase of $151.3 million in loans receivable and purchased loans. The Company experienced net cash inflows of $14.9 million from operating activities and $151.1 million from financing activities. Financing activities consisted principally of $107.2 million in net additions to FHLB advances, $42.1 million in net increases in reverse repurchase agreements and growth of $7.6 million in deposit balances.

   Proceeds from the sale of loans totaled $48.6 million in 1997, increasing from $6.9 million in 1996. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 1998.

Parent Company Liquidity

   As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. The principal source of funds for the acquisition of Peoples Federal in 1992 was the issuance of $20.3 million in senior notes by the Company in September 1992. Potential sources for First Financial's payment of principal and interest on the notes include : (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 1997, First Financial had cash reserves and existing marketable securities of $12.8 million.

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

Asset/Liability Management

   Asset/liability management is the process by which the Company constantly changes the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates. Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, the Company's management has attempted to minimize that vulnerability. The future regulatory capital requirements of all financial institutions will become subject to the inclusion of additional components measured by exposure to interest rate sensitivity.

   The Company, working principally through the Asset and Liability Committees of the Associations, has established policies and monitors results to control interest rate risk. The Company utilizes measures such as static gap, which is the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period. More importantly may be the process of evaluating how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance sheet mix assumptions.

   Management may adjust the Company's interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding the maturities of FHLB advances and other borrowings. The Company has continued to emphasize adjustable-rate mortgage real estate lending and short-term consumer and commercial business lending to accomplish its objectives.

   The following table sets forth in summary form the repricing attributes of the Company's interest-earning assets and interest-bearing liabilities. The time periods in the table represent the time period before an asset or liability matures or can be repriced.

Interest Rate Sensitivity Analysis at September 30, 1997
                                                      Interest Rate Sensitivity Period
                                                                           13
                                                               7-12     Months-2   Over 2
                                      3 Months  4-6 Months    Months     years      Years        Total
Interest-earning assets:                                (dollar amounts in thousands)
   Loans (1)                        $ 259,579   $195,761    $283,356   $ 81,620  $597,374    $1,417,690
   Mortgage-backed securities          11,447     13,485      21,176              100,980       147,088
   Interest-earning deposits,
      investments and FHLB stock       48,901      7,598       1,992      9,418    14,007        81,916
Total interest-earning assets         319,927    216,844     306,524     91,038   712,361     1,646,694
Interest-bearing liabilities:
   Deposits:
      Checking accounts (2)             8,840      8,839      17,680     19,265    40,940        95,564
      Savings accounts (2)              5,070      5,071      10,141     16,833    82,188       119,303
      Money market accounts           138,757                                                   138,757
      Certificate accounts            216,963    126,573     134,788    118,980    84,159       681,463
   Total deposits                     369,630    140,483     162,609    155,078   207,287     1,035,087
   Borrowings                         357,397     25,000                 50,000    65,840       498,237
Total interest-bearing liabilities    727,027    165,483     162,609    205,078   273,127     1,533,324
Current period gap                  $(407,100) $  51,361    $143,915  $(114,040) $439,234    $  113,370
Cumulative gap                      $(407,100) $(355,739)  $(211,824) $(325,864) $113,370
Percent of total assets               (23.77)%   (20.77)%    (12.37)%   (19.02)%    6.62%

Assumptions:
(1) Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date.
(2) Decay rates for savings accounts approximate 17% in the first year and 14% in the second year. Decay rates for checking accounts approximate 37% in the first year and 20% in the second year.

   Based on the Company's September 30, 1997 static gap position, in a one-year time period $843.3 million in interest-sensitive assets will reprice and approximately $1.1 billion in interest-sensitive liabilities will reprice. This current static gap position results in a negative mismatch of $211.8 million, or 12.4% of assets. The Company's static gap position one year ago was a negative 10.7% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which may be significant in any year, based on the level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized.

   During the past two years the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index.

   A negative gap would normally suggest that net interest income would increase if market rates decline. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would occur when an institution is positively-gapped. Based on its current static gap position in the above table, which reflects dollars repricing but not movements of indices to which assets and liabilities are tied, First Financial was more biased toward a decline in interest rates over the immediate future.

   Derivative transactions may be used by the Company to better manage its interest rate sensitivity. Although not used extensively by the Company in the past, such measures may be utilized on a more frequent basis in the future.

Results of Operations

Net Interest Income
   The largest component of operating earnings for the Company is net interest income. Net interest income totaled $48.9 million in 1997 compared with $45.1 million in 1996 and $39.7 million in 1995. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

Average Yields and Rates
                                                     Year Ended September 30,
                                   1997                        1996                        1995
                                            Average                     Average                     Average
                         Average             Yield/  Average             Yield/  Average             Yield/
                         Balance  Interest    Cost   Balance   Interest   Cost   Balance   Interest   Cost
                                                   (dollar amounts in thousands)
Interest-earning
   assets:
  Loans (1)            $1,354,877 $107,498   7.93% $1,187,353  $ 96,142  8.10% $1,025,034  $ 80,434  7.85%
  Mortgage-backed
    securities            107,731    7,692   7.14      97,493     6,969  7.15     103,373     7,324  7.09
  Investment
    securities             65,319    4,160   6.37      83,717     5,306  6.34      88,227     5,314  6.02
  Other interest-
    earning assets(2)      38,360    2,412   6.29      44,253     2,701  6.10      39,786     2,431  6.11
Total interest-
  earning assets        1,566,287  121,762   7.77   1,412,816   111,118  7.86   1,256,420    95,503  7.60

Non-interest-earning
  assets                   55,823                      42,933                      48,389
   Total assets        $1,622,110                  $1,455,749                  $1,304,809

Interest-bearing
  liabilities:
   Deposit accounts:
    Checking
      accounts         $  129,086    1,426   1.10  $  120,905     1,730  1.43  $  113,519     1,857  1.64
     Savings accounts     118,843    3,256   2.74     121,606     3,369  2.77     133,967     3,777  2.82
     Money market
        accounts          133,030    4,684   3.52     130,532     4,789  3.67     133,112     5,060  3.80
     Certificate
        accounts          683,415   38,638   5.65     690,955    39,771  5.76     682,318    36,947  5.41

   Total deposits       1,064,374   48,004   4.51   1,063,998    49,659  4.67   1,062,916    47,641  4.48
   FHLB advances          377,475   21,540   5.71     215,396    12,276  5.70      78,982     4,674  5.92
   Other borrowings        46,838    3,365   7.18      58,520     4,062  6.94      46,533     3,479  7.48

Total interest-
   bearing liabilities  1,488,687   72,909   4.90   1,337,914    65,997  4.93   1,188,431    55,794  4.69
Non-interest-bearing
   liabilities             34,167                      23,051                      29,337
Total liabilities       1,522,854                   1,360,965                   1,217,768
Stockholders' equity       99,256                      94,784                      87,041
   Total liabilities
     and stockholders'
     equity            $1,622,110                  $1,455,749                  $1,304,809
Net interest
   income/gross margin            $ 48,853   2.87%             $ 45,121  2.93%             $ 39,709  2.91%

Net yield on average
   interest-earning
   assets                                    3.12%                       3.19%                       3.16%
Percent of average
   interest-earning
   assets to average
   interest-bearing
   liabilities                              105.21%                     105.60%                     105.72%

(1)  Average balances of loans include non-accrual loans.
(2) This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated Statements of Financial Condition.

     Net interest income increased $3.7 million, or 8.3%, in 1997. As the table above illustrates, net yields on average interest-earning assets
declined  by 0.07% between fiscal 1997 and 1996.   Growth in net interest
income in 1997 therefore was primarily attributable to an increase of $153.5 million in average interest-earning assets. The Company's weighted average yield on assets and weighted average cost of liabilities are shown for the periods indicated. Such yields and costs are derived by dividing annualized interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. In 1997, the average yield on interest-earning assets declined to 7.77% from 7.86% in 1996 and was primarily attributable to a lower average yield on loans. While the average cost of interest-bearing liabilities also declined primarily due to lower deposit costs, the company's average cost of borrowings increased slightly in 1997 compared with 1996. Higher average balances in borrowings coupled with the higher average cost of borrowings contributed to a decline of .06% in the gross margin.
   The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis
                              Year Ended                  Year Ended
                           1997 versus 1996            1996 versus 1995
                          Increase (Decrease)         Increase (Decrease)
                                Due to                      Due to
                       Volume     Rate     Net     Volume     Rate     Net
                                   (dollar amounts in thousands)
 Interest income:
   Loans             $13,400   $(2,044) $11,356  $13,078   $ 2,630  $15,708
   Mortgage-backed
   securities            733       (10)     723     (417)       62     (355)
   Investment
   securities         (1,171)       25   (1,146)    (281)      273       (8)
   Other interest-
   earning assets       (371)       82     (289)     274        (4)     270
 Total interest
 income               12,591    (1,947)  10,644   12,654     2,961   15,615
 Interest expense:
   Deposit accounts
      Checking
      accounts           112      (416)    (304)     118      (245)    (127)
      Savings
      accounts           (77)      (36)    (113)    (342)      (66)    (408)
      Money market
      accounts            91      (196)    (105)     (98)     (173)    (271)
      Certificate
      accounts          (412)     (721)  (1,133)     462     2,362    2,824
   Total deposits       (286)   (1,369)  (1,655)     140     1,878    2,018
   Borrowings          8,408       159    8,567    8,630      (445)   8,185
 Total interest
 expense               8,122    (1,210)   6,912    8,770     1,433   10,203
 Net interest income $ 4,469   $  (737) $ 3,732  $ 3,884   $ 1,528  $ 5,412

Provision for Loan Losses

   The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 1997, the Company's provision expense was $2.4 million compared with $1.8 million in 1996 and $451,000 in 1995. The provision was higher in 1997 and 1996 principally due to increased loan charge-offs. Total loan loss reserves were $11.6 million and $11.2 million at September 30, 1997 and 1996, respectively, and represented 0.83% and 0.88% of net loans receivable.

   Net charge-offs in fiscal 1997 totaled $2.0 million, or 0.14% of average net loans, compared with $1.3 million in 1995, or 0.11% of average net loans. Net loan charge-offs of $542,000 in 1995 resulted in charge-offs to average loans of 0.05%.

Non-Interest Income

   A strategic initiative of the Company is to increase non-interest income. Traditionally, non-interest income for the Company has been principally related to checking and deposit account fees and mortgage servicing fees. Management recognizes that an increase in both traditional as well as non-traditional sources of non-interest revenues is a priority in the highly-competitive environment facing financial institutions today.

   Non-interest income in 1997 improved to $12.3 million, increasing $2.2 million, or 21.9%, over non-interest income recorded in 1996. During 1996, non-interest income improved by $1.5 million, or 17.2%, from 1995. While all major components of non-interest income increased in 1997, service charges and fees on deposits accounts accounted for the largest variance. Such fees
increased by $729,000, or 15.6%, over 1996.   Bank card fees increased
$422,000, or 43.0% in 1997, principally due to the implementation of ATM
surcharges in the first quarter of 1997.   Established in the last quarter of
1995, the operations of Fiserv Investor Services, Inc., a full-service brokerage subsidiary, expanded during 1997 and brokerage fees increased $263,000, or 81.4 %, over the prior year.

   Gains on sales of loans may fluctuate depending on the Company s intention to sell a portion of its loan production. Based on factors such as the current interest rate environment and the Company s asset and liability strategies, the Company began to originate loans for sale in late 1996 and continued this strategy in 1997, resulting in higher sales occurring in 1997 and an increase of $383,000 thousand in gains on sales. It is presently the Company s intent to continue to originate agency-qualifying 15-year and 30-year fixed-rate mortgages for sale in 1998. Gains on sales were not a significant portion of non-interest income in 1996 and 1995.

Non-Interest Expense

   In the more competitive financial services market of recent years, management has recognized the importance of controlling non-interest expense to maintain and improve profitability. Management also recognizes that there are operational costs which continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems and sophisticated marketing efforts.

Comparison of Non-Interest Expense
                                                       Year Ended September 30,
                                  1997             1996            1995             1994           1993
                                       %               %                 %               %                %
                                    Average         Average           Average         Average          Average
                            Amount   Assets  Amount  Assets   Amount   Assets  Amount  Assets Amount    Assets
                                                    (dollar amounts in thousands)
 Salaries and employee
   benefits               $ 19,687   1.21%  $18,225   1.25%  $17,542    1.34% $16,726  1.36%  $15,686   1.22%
 Occupancy costs             3,373   0.21     3,194   0.22     3,040    0.23    2,745  0.22     2,616   0.20
 Marketing                   1,498   0.09     1,216   0.08     1,013    0.08    1,156  0.09     1,039   0.08
 Depreciation,
   amortization, rental
   and maintenance of
   equipment                 2,628   0.16     2,520   0.17     2,422    0.19    2,223  0.18     2,171   0.17
 FDIC insurance premiums       990   0.06     2,570   0.18     2,503    0.19    2,558  0.21     2,381   0.19
 Other                       8,196   0.51     7,524   0.52     6,904    0.53    6,943  0.56     6,852   0.53
 Sub-total                  36,372   2.24    35,249   2.42    33,424    2.56   32,351  2.62    30,745   2.39
 SAIF Special assessment                      6,955   0.48
 Total non-interest
   expense                $ 36,372   2.24%  $42,204   2.90%  $33,424    2.56% $32,351  2.62%  $30,745   2.39%


   Total non-interest expense declined $5.8 million, or 13.8%, in 1997 to $36.4 million, reflecting the absence of the SAIF non-recurring expense from 1997 expenses. The special one-time SAIF assessment, which was recorded as a non-recurring other expense in the fourth quarter of 1996, totaled $7.0 million and resulted in total non-interest expense increasing to $42.2 million for the year. Excluding the effect of the special assessment, non-interest expense in 1997 increased 3.2%. One of the major factors affecting operating expenses in 1997 was a $1.6 million decline in FDIC deposit insurance costs. Non-interest expense in 1996, excluding the SAIF special assessment, totaled $35.2 million, an increase of $1.8 million, or 5.5%, over 1995 non-interest expenses.

   The ratio of non-interest expense to average assets, excluding the special assessment, declined to 2.24% in 1997, improving from 2.42% in 1996 and 2.56% in 1995. Another important measure of operating efficiency, the Company's efficiency ratio, also declined to 59.94% in 1996 from 63.7% in 1996 and 69.1% in 1995. The decline experienced in both of these measures of expense control is evidence of management's concentrated efforts to exert more effective control over staffing and operating expenses. Management continues to target lower expense ratios as an important strategic goal of the Company.

   The largest component of non-interest expense, salaries and employee benefits, increased $1.5 million or 8.0%, in 1997 due to increased staffing for the expansion of products and services, normal annual merit increases and higher contributions to 401(k) and profit-sharing employee benefit plans. In fiscal 1996, salaries and employee benefits increased $683,000, or 3.9%, from 1995. Full-time equivalent employees numbered 543, 540 and 509 as of September 30, 1997, 1996 and 1995, respectively.

    Occupancy expenses increased $179,000, or 5.6%, in 1997 and $154,000, or 5.1%, in 1996. Equipment expenses also increased $108,000 and $98,000 in 1997 and 1996, increasing 4.3% and 4.0%, respectively, over the previous years. Marketing expenses increased 23.2% in 1997, or $282,000, primarily due to production costs associated with new television commercials.

   Annual FDIC SAIF assessments declined to 18 basis points in the first quarter of 1997 and then further declined to 6.5 basis points effective January 1, 1997. There is currently no premium charged to well-capitalized banks and thrifts. However, thrifts are being assessed a FICO assessment at a rate of 6.3 basis points which is approximately five times that of commercial banks. During 1996 the SAIF assessment was 23 basis points on assessable deposits. The effect of changes discussed above resulted in lowering FDIC charges by $1.6 million, or 61.5%, to $990,000 1997.

   Other expenses in 1997 of $8.2 million reflect an increase of $672,000, or 8.9% over 1997. Over one-half of the $620,000 increase in other expenses in 1996 from totals in 1995 resulted from a non-recurring charge of approximately $348,000 in the first quarter of 1996, related to a checking account loss.

Income Tax Expense

   Income taxes totaled $8.2 million in 1997, compared to $4.1 million in 1996 and $5.2 million in 1995. The Company s effective tax rate was 36.9% in 1997 and 1996 and 35.9% in 1995. The effective tax rate in future periods is expected to approximate 37%.

Regulatory and Accounting Issues

   Congress enacted and President Clinton signed the Omnibus Consolidated Appropriations Act on September 30, 1996. Among the law's many provisions is a resolution of the BIF-SAIF deposit insurance premium disparity, many regulatory burden relief provisions and other bank-related legislation. The BIF-SAIF provisions are contained in the Deposit Insurance Funds Act of 1996. The BIF and SAIF will be merged on January 1, 1999 into a new Deposit Insurance Fund, provided "no insured depository institution is a savings association on that date." Currently there is no assurance that Congress will act on charter issues in time for a merger of the funds by the date prescribed in the legislation.

   In an effort to simplify the current standards in the United States for computing earnings per share ("EPS") and make them more compatible with international standards, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in February 1997. SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company s present computation of diluted EPS under APB Opinion 15 is applied against a materiality test of 3%. For financial statements issued by the Company after December 15, 1997, the materiality test will no longer apply and the Company will report basic and diluted EPS for each period presented as well as the further reconciliation required by SFAS 128. Although earlier application is not permitted, SFAS 128 will require restatement of all prior-period EPS data presented.

   The FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements for periods ending after December 15, 1997.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for financial statements for periods beginning after December 15, 1997 and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS 131 is not expected to have a material impact on the Company.

   In June of 1996 the FASB issued an exposure draft of a proposed statement, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." In August 1997 the FASB distributed a draft of the standards section of the final statement, together with related implementation guidance and examples to members of the Financial Instruments Task Force and other identified parties for comment on the draft s clarity and operationality. Under the proposed standard, all derivatives would be measured at fair value and recognized in the statement of financial position as assets or liabilities. Although the final standard has not been issued, the FASB has expressed publicly that a final statement would be effective for fiscal years beginning after December 15, 1998. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard, if adopted in its present proposed form, would have a significant effect on the Company.

Year 2000

   The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness; Assessment; Renovation; Validation; and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Company has an internal task force assigned to this project and the Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. The Company is well into the assessment phase of the project. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor
cooperation.   At the present time, the Company expects its most critical application software vendor to have all of its systems compliant by March 31, 1998. The Company expects to install the necessary software releases in fiscal 1998 and have testing of such systems substantially completed by December 31, 1998. The Company has established time lines for testing all ancillary systems, such as telephone systems and security devices by September 30, 1998. At this time, the Company has not determined the cost of making any modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance.

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MANAGEMENT'S REPORT

   Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and accordingly include amounts that are based on management's best estimates and judgements. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.
   To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training, and development of operating personnel and management; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization. In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide. An important element of the system is an ongoing internal audit program.
   To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written corporate code of conduct and communicated it to all employees.
   KPMG Peat Marwick LLP, independent auditors, have audited the Company's consolidated financial statements as described in their report.


                                      /s/ A. Thomas Hood

                                      President and Chief Executive Officer


                           AUDIT COMMITTEE'S REPORT

   The Audit Committee of the Board of Directors of the Company is comprised of three outside directors. The members of the Committee are: Mr. Joseph A. Baroody, Chairman, Mr. Thomas E. Thornhill and Mrs. Paula Harper Bethea. The Committee held four meetings during fiscal 1997.
   The Audit Committee meets with the independent auditors, management, and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance of the independent auditors prior to recommending their appointment and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent auditors and the internal auditors have full access to the Audit Committee.


                                      /s/ Joseph A. Baroody

                                      Chairman, Audit Committee


                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
First Financial Holdings, Inc. and Subsidiaries


   We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


                           KPMG PEAT MARWICK LLP




Greenville, South Carolina
October 24, 1997

                                   FIRST FINANCIAL HOLDINGS, INC.

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                               September 30,
                                                                            1997           1996
                                                                       (dollar amounts in thousands)
 Assets
 Cash and cash equivalents                                            $       36,672 $       34,124
    Investment securities held to maturity (fair value of $11,970 and
   $27,417)                                                                   11,980         27,487
 Investment securities available for sale, at fair value                      40,826         66,434
 Investment in capital stock of Federal Home Loan Bank, at cost               21,554         15,620
 Loans receivable, net of allowance of $11,625 and $11,202                 1,400,978      1,278,757
 Loans held for sale                                                           4,516          1,353
 Mortgage-backed securities available for sale, at fair value                148,963         82,991
 Accrued interest receivable--loans                                            8,374          7,711
 Accrued interest receivable--mortgage-backed securities                       1,003            639
 Accrued interest receivable--investment securities                              700          1,449
 Office properties and equipment, net                                         15,305         16,125
 Real estate and other assets acquired in settlement of loans                 11,658          2,326
 Other assets                                                                 10,402         11,133
 Total assets                                                         $    1,712,931 $    1,546,149
 Liabilities and Stockholders' Equity
 Liabilities:
   Deposit accounts                                                   $    1,069,253 $    1,061,617
   Advances from Federal Home Loan Bank                                      419,577        312,402
   Securities sold under agreements to repurchase                             58,896         16,805
   Long-term debt                                                             19,763         19,763
   Advances by borrowers for taxes and insurance                               6,467          7,341
   Outstanding checks                                                         13,826         12,911
   Due FDIC for SAIF Special Assessment                                                       6,955
   Other                                                                      20,364         13,560
 Total liabilities                                                         1,608,146      1,451,354

 Commitments and contingencies (Note 16)

 Stockholders' equity:
   Serial preferred stock, authorized 3,000,000 shares--none issued
   Common stock, $.01 par value, authorized 12,000,000 shares, issued
     7,063,209 and 6,974,645 shares at September 30, 1997 and 1996,
     respectively                                                                 71             70
   Additional paid-in capital                                                 25,691         24,543
   Retained income, substantially restricted                                  85,331         75,780
   Unrealized net gain on securities available for sale, net of
     income tax                                                                1,156            341
   Treasury stock at cost, 685,127 shares and 617,096 shares at
     September 30, 1997 and 1996, respectively                                (7,464)        (5,939)
 Total stockholders' equity                                                  104,785         94,795
 Total liabilities and stockholders' equity                           $    1,712,931 $    1,546,149

  See accompanying notes to consolidated financial statements.

                                   FIRST FINANCIAL HOLDINGS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended September 30,
                                                                  1997         1996        1995
                                                                  (dollar amounts in thousands,
                                                                    except per share amounts)
 Interest Income
   Interest on loans                                           $ 107,498    $  96,142   $  80,434
   Interest on mortgage-backed securities                          7,692        6,969       7,324
   Interest and dividends on investment securities                 4,160        5,306       5,314
   Other                                                           2,412        2,701       2,431
 Total interest income                                           121,762      111,118      95,503
 Interest Expense
   Interest on deposits
     NOW accounts                                                  1,426        1,730       1,857
     Passbook, statement and other accounts                        3,256        3,369       3,777
     Money market accounts                                         4,684        4,789       5,060
     Certificate accounts                                         38,638       39,771      36,947
   Total interest on deposits                                     48,004       49,659      47,641
   Interest on FHLB advances                                      21,540       12,276       4,674
   Interest on securities sold under agreements to repurchase      1,512        2,209       1,626
   Interest on long-term debt                                      1,853        1,853       1,853
 Total interest expense                                           72,909       65,997      55,794
 Net interest income                                              48,853       45,121      39,709
 Provision for loan losses                                         2,375        1,823         451
 Net interest income after provision for loan losses              46,478       43,298      39,258
 Other Income
   Net gain on sale of loans                                         440           57           9
   Gain on sale of investment and mortgage-backed securities         125           74         102
   Loan servicing fees                                             1,242        1,169       1,217
   Service charges and fees on deposit accounts                    5,400        4,671       3,950
   Commissions on insurance                                        1,766        1,738       1,539
   Brokerage fees                                                    586          323          31
   Bank card fees                                                  1,403          981         779
   Real estate operations, net                                      (142)        (294)       (196)
   Other                                                           1,432        1,333       1,144
 Total other income                                               12,252       10,052       8,575
 Non-Interest Expense
   Salaries and employee benefits                                 19,687       18,225      17,542
   Occupancy costs                                                 3,373        3,194       3,040
   Marketing                                                       1,498        1,216       1,013
   Depreciation, amortization, rental and maintenance of
     equipment                                                     2,628        2,520       2,422
   FDIC insurance premiums                                           990        2,570       2,503
   FDIC SAIF Special Assessment                                                 6,955
   Other                                                           8,196        7,524       6,904
 Total non-interest expense                                       36,372       42,204      33,424
 Income before income taxes                                       22,358       11,146      14,409
 Income tax expense                                                8,242        4,118       5,171
 Net income                                                    $  14,116    $   7,028   $   9,238
 Net income per common share                                   $    2.23    $    1.11   $    1.47
 Cash dividends per common share                               $    0.72    $    0.64   $    0.56
 Weighted average shares outstanding                               6,339        6,345       6,286

See accompanying notes to consolidated financial statements.

                                     FIRST FINANCIAL HOLDINGS, INC.

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Unrealized
                                                                   Net Gain
                                                                  (Loss) on
                                                                  Securities
                                            Additional          Available for
                                     Common   Paid-in  Retained     Sale       Treasury Stock
                                      Stock   Capital   Income       Net       Shares  Amount   Total
                                                        (dollar amounts in thousands)

Balance, September 30, 1994         $   68  $ 23,237  $ 67,098      $ (2,872)     558 $(4,859) $ 82,672
  Common stock issued pursuant to
    stock option and employee
    benefit plans                        1       539                                                540
  Cash dividends ($.56 per share)                       (3,522)                                  (3,522)
  Treasury stock purchased                                                         20    (317)     (317)
      Change in unrealized net gain
    (loss) on securities available
    for sale, net of income tax                                        2,798                      2,798
  Net income                                             9,238                                    9,238
Balance, September 30, 1995          $ 69   $ 23,776  $ 72,814      $    (74)     578 $(5,176) $ 91,409
  Common stock issued pursuant to
    stock option and employee
    benefit plans                        1       767                                                768
  Cash dividends ($.64 per share)                       (4,062)                                  (4,062)
  Treasury stock purchased                                                         39    (763)     (763)
  Change in unrealized net gain
    (loss) on securities available
    for sale, net of income tax                                          415                        415
  Net income                                             7,028                                    7,028
Balance, September 30, 1996          $ 70   $ 24,543  $ 75,780      $    341      617 $(5,939) $ 94,795
  Common stock issued pursuant to
    stock option and employee
    benefit plans                        1     1,148                                              1,149
  Cash dividends ($.72 per share)                       (4,565)                                  (4,565)
  Treasury stock purchased                                                         68  (1,525)   (1,525)
  Change in unrealized net gain
    (loss) on securities available
    for sale, net of income tax                                          815                        815
  Net income                                            14,116                                   14,116
Balance, September 30, 1997         $   71  $ 25,691  $ 85,331      $  1,156      685 $(7,464) $104,785

See accompanying notes to consolidated financial statements.

                                      FIRST FINANCIAL HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended September 30,
                                                                       1997         1996        1995
                                                                       (dollar amounts in thousands)
 Operating Activities
 Net income                                                         $   14,116   $    7,028  $    9,238
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                          1,946        1,845       1,807
   Gain on sale of loans, net                                             (440)         (57)         (9)
   Gain on sale of investments, net                                       (125)         (74)       (102)
   (Gain) loss on sale of property and equipment, net                       26          (57)         29
   Gain on sale of real estate owned, net                                  (69)        (177)       (154)
   Amortization of unearned discounts/premiums on investments, net        (230)         360         220
   Decrease in deferred loan fees and discounts                           (341)        (408)       (817)
   Increase (decrease) in receivables and prepaid expenses                 327       (2,881)     (1,990)
   Provision for loan losses                                             2,375        1,823         451
   Write downs of real estate acquired in settlement of loans              106          158         155
   Increase (decrease) in deferred taxes                                 3,537       (2,348)      1,903
   Proceeds from sales of loans held for sale                           48,622        6,915       1,501
   Origination of loans held for sale                                  (51,785)      (8,268)     (1,501)
   Increase in accounts payable and accrued expenses                    (3,335)      14,927       3,833
   Amortization of discount on long-term debt                              126          126         126
 Net cash provided by operating activities                              14,856       18,912      14,690
 Investing Activities
 Proceeds from maturity of investments                                  26,700       33,178      21,385
 Proceeds from sales of investments held to maturity                                              3,999
 Proceeds from sales of investments available for sale                  13,797       10,730       5,678
 Purchases of investments held to maturity                                           (9,896)    (23,224)
 Purchases of investments available for sale                                        (19,966)     (9,227)
 Purchase of FHLB stock                                                 (5,934)      (3,638)
 Increase in loans, net                                               (114,451)    (158,752)   (114,357)
 Net increase in credit card receivables                                  (539)      (1,307)     (1,031)
 Proceeds from sales of mortgage-backed securities available for
   sale                                                                 35,398       20,721       1,162
 Repayments on mortgage-backed securities                               17,401       20,111      12,311
 Purchases of mortgage-backed securities                              (100,228)     (22,313)     (5,744)
 Purchase of loans and loan participations                             (36,827)     (38,738)     (6,655)
 Proceeds from the sales of real estate owned                            2,440        2,885       2,656
 Net purchase of office properties and equipment                        (1,152)      (2,855)     (2,665)
 Net cash used in investing activities                                (163,395)    (169,840)   (115,712)
 Financing Activities
 Net increase (decrease) in NOW, passbook and money market fund
   accounts                                                         $   12,981    $     847    $(29,512)
 Net increase (decrease) in certificates of deposit                     (5,345)     (13,543)     40,890
 Net proceeds of FHLB advances                                         107,175      204,549      61,447
 Net purchase (repurchase) of securities sold under agreements to
   repurchase                                                           42,091      (27,699)     31,406
 Increase (decrease) in escrow accounts                                   (874)         469       1,008
 Proceeds from sale of common stock                                      1,149          768         540
 Dividends paid                                                         (4,565)      (4,062)     (3,522)
 Treasury stock purchased                                               (1,525)        (763)       (317)
 Net cash provided by financing activities                             151,087      160,566     101,940
 Net increase in cash and cash equivalents                               2,548        9,638         918
 Cash and cash equivalents at beginning of period                       34,124       24,486      23,568
 Cash and cash equivalents at end of period                         $   36,672   $   34,124  $   24,486
 Supplemental disclosures:
   Cash paid during the period for:
      Interest                                                      $   70,505   $   63,475  $   54,221
      Income taxes                                                       5,185        5,140       4,631
   Loans foreclosed                                                     12,391        1,814       3,517
   Loans securitized into mortgage-backed securities                    16,111
   Unrealized net gain (loss) on securities available for sale,
     net of income tax                                                     815          415       2,798
   Transfers of securities held to maturity to available for sale                    50,185
See accompanying notes to consolidated financial statements.


                        FIRST FINANCIAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1997, 1996 and 1995

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

Consolidation
   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First Federal and Peoples Federal (together, the "Associations"). The Company's consolidated financial statements also include the assets and liabilities of service corporations wholly-owned by the Associations, two of which are currently active. Charleston Financial Services, Inc. is primarily engaged in data processing consulting, the sale of computer output microfiche services and related equipment and the operation of Fiserv Investor Services, Inc. First Southeast Insurance Services, Inc. is a property and casualty insurance agency with offices in Florence, Conway, Lake City and Charleston. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Based Compensation
   In fiscal year 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." SFAS 123, issued in October 1995, allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock-based compensation. This statement permits the Company to continue accounting for stock based compensation as set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," provided the Company discloses the proforma effect on net income and earnings per share of adopting the full provisions of SFAS 123. Accordingly, the Company has elected to continue using APB Opinion 25 and has disclosed in the footnotes proforma net income and earnings per share information as if the fair value method had been applied.

Adoption of SFAS 114 and SFAS 118

   The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" on October 1, 1995. SFAS 114 requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.
   A loan is considered impaired if its terms are modified in a troubled debt restructuring after October 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.
   The adoption of SFAS 114 and 118 required no increase to the allowance for loan losses and had no impact on net income for the years ended September 30, 1997 and 1996.

Investments in Debt and Equity Securities
   The Company's investments in debt securities principally consist of U.S. Treasury securities and mortgage-backed securities purchased by the Company or created when the Company exchanges pools of loans for mortgage-backed securities. The Company classifies its investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.
   Debt securities are designated as held to maturity if the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income in the Consolidated Statements of Operations.
   Debt and equity securities that are purchased and held principally for the purpose of selling in the near term are reported as trading securities. Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.
   The Company classifies debt and equity securities as available for sale when at the time of purchase it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity.
   Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in stockholders' equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations. Realized gains or losses on available for sale securities are computed on the specific identification basis.
   In November 1995 the FASB issued a Special Report as an aid in understanding and implementing SFAS 115. The Special Report included guidance that caused the Company to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value in accordance with SFAS 115. During the first quarter of fiscal 1996, the Company reclassified $32,161 of investment securities and $18,024 of mortgage-backed securities from held to maturity to available for sale.

Fair Value of Financial Instruments
    SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

2. Business Combinations (Unaudited)

   On November 7, 1997, the Company issued approximately 354,400 shares of common stock for all of the outstanding common stock of Investors Savings Bank of South Carolina ("Investors"). The business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Investors.
   The following proforma data summarizes the combined results of operations of the Company and Investors as if the combination had been consummated on September 30, 1997. Prior to the combination, Investors' fiscal year ended December 31. In recording the pooling-of-interests combination, Investors' financial statements for the twelve months ended December 31, 1996, 1995 and 1994 will be combined with the Company's financial statements for the twelve months ended September 30, 1997, 1996 and 1995.

                                         Years Ended September 30
                                    1997            1996           1995
 Net income                    $    14,710      $  7,654       $  9,805
 Earnings per share            $      2.20      $   1.14       $   1.48



3. Cash and Cash Equivalents

   Cash and cash equivalents consist of the following:
                                                       September 30,
                                                    1997            1996
 Cash working funds                            $       11,882   $    11,339
 Non-interest-earning demand deposits                   2,214         3,332
 Deposits in transit                                   15,001        13,016
 Interest-earning deposits                              7,575         6,437
    Total                                      $       36,672   $    34,124

   The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

4. Investment Securities Held to Maturity

   The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities held to maturity are as follows:

                                          September 30, 1997
                                            Gross        Gross
                            Amortized    Unrealized   Unrealized
                               Cost         Gains       Losses    Fair value
       U.S. Treasury
     securities and
     obligations of U.S.
     government agencies
     and corporations     $     11,980   $      18    $     28    $  11,970
     Total                $     11,980   $      18    $     28    $  11,970
                                          September 30, 1996
                                            Gross        Gross
                            Amortized    Unrealized   Unrealized
                               Cost         Gains       Losses    Fair value
    U.S. Treasury
   securities and
   obligations of U.S.
   government agencies
   and corporations       $     27,487   $      40    $    110    $  27,417
     Total                $     27,487   $      40    $    110    $  27,417


   The amortized cost and fair value of investment securities held to maturity at September 30, 1997, by contractual maturity, are shown below.
                                                       September 30, 1997
                                                  Amortized Cost  Fair Value
 Due in one year or less                          $         5,496 $     5,496
 Due after one year through five years                      6,484       6,474
    Total                                         $        11,980 $    11,970

   Proceeds from the sale of investment and mortgage-backed securities held to maturity during fiscal 1995 was $3,999. A gross realized gain of $37 and a gross realized loss of $6 resulted in 1995. There were no sales of investment securities held to maturity during fiscal 1997 and 1996. The sales in fiscal 1995 were of securities scheduled to mature in three months or less at the time of the sale.

5.   Investment and Mortgage-backed Securities Available for Sale

   The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

                                               September 30, 1997
                                                    Gross     Gross
                                    Amortized UnrealizedUnrealized
                                      Cost       Gains    Losses   Fair Value
    U.S. Treasury securities and
   obligations of U.S. government
   agencies and corporations       $  15,775  $      78 $      45  $  15,808
 Corporate securities                  8,238        146                8,384
 Mutual funds                         16,794          3       163     16,634
                                      40,807        227       208     40,826
 Mortgage-backed securities:
   FHLMC                              41,271      1,192        19     42,444
   FNMA                               46,221        395        99     46,517
   GNMA                               35,986        499        15     36,470
   Other                              23,610         61       139     23,532
                                     147,088      2,147       272    148,963
   Total                           $ 187,895  $   2,374 $     480  $ 189,789
                                               September 30, 1996
                                                   Gross     Gross
                                    Amortized UnrealizedUnrealized
                                      Cost       Gains    Losses   Fair Value
  U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations        $  29,755  $     116 $     203  $  29,668
Corporate securities                  12,417        296        24     12,689
Mutual funds                          24,561                  484     24,077
                                      66,733        412       711     66,434
Mortgage-backed securities:
  FHLMC                               35,276        904        96     36,084
  FNMA                                18,520        187       314     18,393
  GNMA                                28,356        203        45     28,514
                                      82,152      1,294       455     82,991
  Total                            $ 148,885  $   1,706 $   1,166  $ 149,425


  The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        September 30, 1997
                                                      Amortized       Fair
                                                         Cost        Value
 Due in one year or less                              $  22,865    $  22,741
 Due after one year through five years                   38,039       38,322
 Due after five years through ten years                  24,373       24,515
 Due after ten years                                    102,618      104,211
    Total                                             $ 187,895    $ 189,789

   Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,195 in fiscal 1997 resulting in a gross realized gain of $307 and a gross realized loss of $182. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $31,451 in fiscal 1996 resulting in a gross realized gain of $302 and a gross realized loss of $10.

6. Federal Home Loan Bank Capital Stock

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

7. Net Income Per Common Share

   Net income per common share is based on the weighted average number of shares outstanding. Such weighted average outstanding shares were 6,338,569, 6,344,575 and 6,285,803 for the years ended September 30, 1997, 1996 and 1995, respectively. Outstanding stock options are common stock equivalents but have no material dilutive effect on net income per common share for the years presented.

8. Loans Receivable

   Loans receivable, including loans held for sale, consisted of the following:

                                                        September 30,
                                                     1997           1996
 Mortgage loans                                 $  1,243,401   $  1,129,046
 Residential construction loans                       34,508         42,911
 Mobile home loans                                    19,455         21,925
 Savings account loans                                 5,381          5,430
 Home equity lines of credit                          56,152         45,353
 Commercial business loans                            27,195         26,634
 Credit cards                                         10,992         10,453
 Other consumer loans                                 50,011         37,124
                                                   1,447,095      1,318,876
 Less:
   Allowance for loan losses                          11,625         11,202
   Loans in process                                   29,405         26,652
   Deferred loan fees and discounts on loans             571            912
                                                      41,601         38,766
      Total                                     $  1,405,494   $  1,280,110


  First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $229,737 and $216,128 at September 30, 1997 and 1996, respectively.

  Non-accrual and renegotiated loans are summarized as follows:

                                                          September 30,
                                                        1997         1996
 Non-accrual loans                                   $   6,609    $   8,129
 Renegotiated loans                                      6,776        8,049
      Total                                          $  13,385    $  16,178


  Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $1,131, $1,198 and $1,409 for the years ended September 30, 1997, 1996 and 1995, respectively. Recorded interest income on these loans was $503, $612 and $944 for 1997, 1996 and 1995, respectively.

  An analysis of changes in the allowance for loan losses is as follows:

                                                 Year Ended September 30,
                                                1997       1996       1995
 Balance, beginning of period                 $ 11,202  $  10,637   $ 10,728
 Charge-offs                                    (2,284)    (1,744)    (1,041)
 Recoveries                                        332        486        499
 Net charge-offs                                (1,952)    (1,258)      (542)
 Provision for loan losses                       2,375      1,823        451
   Balance, end of period                     $ 11,625  $  11,202   $ 10,637

  At September 30, 1997 and 1996 impaired loans totaled $7,644 and $6,277, respectively. Included in the allowance for loan losses is $800 related to $2,775 of impaired loans at September 30, 1997 and $1,049 related to impaired loans of $3,049 at September 30, 1996. The remainder of the impaired loans are recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 1997 and 1996 was $10,306 and $5,385, respectively. Interest income of $126 and $26 was recognized on impaired loans in 1997 and 1996, respectively, while they were impaired.
  The Company principally originates residential and commercial real estate loans throughout its primary market area located in the coastal region of South Carolina and Florence County. Although the coastal region has a diverse economy, much of the area is heavily dependent on the tourism industry and industrial and manufacturing companies. A substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.
  Residential one-to-four family real estate loans amounted to $1,013,608 and $903,269 at September 30, 1997 and 1996, respectively. Included in this portfolio are loans in the amount of $103,501 and $114,101 made to various non-owner-occupied investors. These loans, as well as the Company's multi-family residential loan portfolio of $53,368 and $56,629 at September 30, 1997 and 1996, respectively, are highly dependent on occupancy rates for residential properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.
  Commercial real estate loans totaled $152,683 and $173,692 and acquisition and development loans and lot loans totaled $58,251 and $38,367 at September 30, 1997 and 1996, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
  Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $10,233 at September 30, 1997 and $11,056 at September 30, 1996.

9.  Office Properties and Equipment

  Office properties and equipment are summarized as follows:
                                                          September 30,
                                                        1997         1996
 Land                                                $   3,438     $  3,597
 Buildings and improvements                              9,754        9,933
 Furniture and equipment                                12,440       11,770
 Leasehold improvements                                  3,884        3,826
                                                        29,516       29,126
 Less, accumulated depreciation and amortization       (14,211)     (13,001)
     Total                                           $  15,305    $  16,125

10.   Real Estate

   Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

                                                          September 30,
                                                        1997         1996
 Real estate acquired in settlement of loans         $ 11,526     $  2,242
 Other assets acquired in settlement of loans             132           84
   Total                                             $ 11,658     $  2,326

   Real estate operations are summarized as follows:

                                                  Year Ended September 30,
                                                  1997      1996      1995
 Gain on sale of real estate                    $  69     $ 177     $ 154
 Provision charged as a write-down to real
   estate                                        (106)     (158)     (155)
 Expenses                                        (122)     (372)     (235)
 Rental income                                     17        59        40
                Total                           $(142)    $(294)    $(196)

11.  Deposit Accounts

   The deposit balances and related nominal rates were as follows:

                                                  September 30,
                                           1997                  1996
                                                Weighted             Weighted
                                                 Average              Average
                                      Balance     Rate    Balance      Rate
 Non-interest-bearing demand
   accounts                        $    34,166         $   29,399
 NOW accounts                           95,564  1.25%      94,508     1.70%
 Passbook, statement and other
   accounts                            119,303  2.62      119,509     2.75
 Money market accounts                 138,757  3.67      131,393     3.53
                                       387,790  2.43      374,809     2.54
 Certificate accounts:
    Fixed-rate                         636,796  5.73      616,361     5.73
    Variable-rate                       44,667  5.45       70,447     5.67
                                       681,463  5.71      686,808     5.72
     Total                         $ 1,069,253  4.52%  $1,061,617     4.60%

   Scheduled maturities of certificate accounts were as follows:

                                                           September 30,
                                                         1997        1996
 Within one year                                     $  467,821  $  489,139
 After one but within two years                         129,489      95,133
 After two but within three years                        37,452      44,671
 Thereafter                                              46,701      57,865
      Total                                          $  681,463  $  686,808

   The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $29,307 and $39,034 at September 30, 1997 and 1996, respectively, to secure deposits by various entities.
   Certificates of deposit with balances equal to or exceeding $100 thousand totaled $149,743 and $141,513, at September 30, 1997 and 1996, respectively.

12.  Advances From Federal Home Loan Bank

   Advances from the FHLB of Atlanta consisted of the following:

                                                September 30,
                                          1997                  1996
                                              Weighted              Weighted
                                               Average               Average
   Maturity                        Balance      Rate      Balance     Rate
 One year                        $ 223,500       5.72%  $310,995      5.61%
 Two years                          25,000       5.64
 Three years                        35,000       5.57
 Four years                         10,000       5.75
 Five years                         75,000       5.85
 Ten years                          50,000       5.10
 Fifteen years                       1,077       6.00        330      6.00
 Sixteen years                                             1,077      6.00
   Total                         $ 419,577       5.65%  $312,402      5.61%

   As collateral for its advances, the Company has pledged qualifying first mortgage loans and investment and mortgage-backed securities available for sale and held to maturity in the amount of $559,436 and $416,535 as of September 30, 1997 and 1996, respectively. In addition, all of its FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

13.  Securities Sold Under Agreements to Repurchase

   Securities sold under agreements to repurchase consisted of the following:

                                                           September 30,
                                                          1997      1996
 Investment and mortgage-backed securities with an
   amortized cost of $62,396 and $17,597 and fair
   value of $62,655 and $17,565  at September 30, 1997
   and 1996, respectively                               $58,896   $16,805

   The agreements had a weighted average interest rate of 5.62 percent and
5.69 percent at September 30, 1997 and 1996, respectively, and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 1997 and 1996, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $27,050 and $37,916 during 1997 and 1996, respectively, and the maximum amount outstanding at any month-end during 1997 and 1996 was $58,896 and $43,860, respectively.

14.  Long-term Debt

   The $19,763 of senior notes at September 30, 1997 and 1996, are unsecured debt obligations of the Company which mature on September 1, 2002, and bear annual interest at 9.375%, payable quarterly on December 1, March 1, June 1 and September 1. The Company will redeem, at any time, at par plus accrued interest, notes tendered by the personal representative or surviving joint tenant or tenant by the entirety of a deceased holder within 60 days of presentation of the necessary documents, up to an annual maximum of $25 per holder or $1,000 in the aggregate. The Company will redeem notes tendered by other beneficial holders commencing September 1, 1993, and on each anniversary thereof subject to per holder and aggregate limitations. Notes totaling $487 were redeemed on September 1, 1993. Currently the notes are callable at the option of the Company, in whole or in part, at a redemption price of par.
   In the Indenture Agreement, the Company has agreed to certain limitations on cash dividends and additional indebtedness. The Company has also agreed to maintain certain levels of cash or marketable investment securities, and unless certain conditions are met to redeem notes tendered by noteholders, in the event of certain acquisition transactions related to the Company or the sale or pledge of shares of the subsidiaries.
   The Company has agreed to maintain investment securities with a fair market value equal to or in excess of the next three scheduled, and at certain dates, next four scheduled interest payments on the notes. The Company may not declare or pay any cash dividends unless it is in compliance with these liquidity requirements.
   The Company has also agreed to repurchase the notes at 100% of the principal amount plus accrued interest if, after certain acquisition transactions related to the Company or the sale or pledge of shares of the subsidiaries, the notes are not rated in certain investment grades by either of two rating services.
   Additionally, the Company has agreed that it will not permit any subsidiary to issue additional indebtedness unless the Company is in compliance with the terms and conditions of the Indenture Agreement and the amount of any such indebtedness does not, when aggregated with all other indebtedness, exceed
40% of the consolidated stockholders' equity of the Company. The Company believes it was in compliance with all covenants of the Indenture Agreement at September 30, 1997.

15.  Income Taxes

   Income tax expense for the years ended September 30, 1997, 1996 and 1995, is comprised of the following:

                                           Federal       State        Total
 1997:
 Current                                   $ 3,982     $   723      $ 4,705
 Deferred                                    2,993         544        3,537
       Total                               $ 6,975     $ 1,267      $ 8,242
 1996:
 Current                                   $ 5,580     $   886      $ 6,466
 Deferred                                   (1,998)       (350)      (2,348)
       Total                               $ 3,582     $   536      $ 4,118
 1995:
 Current                                   $ 2,758     $   510      $ 3,268
 Deferred                                    1,606         297        1,903
       Total                               $ 4,364     $   807      $ 5,171

   A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows:
                                                 Year Ended September 30,
                                               1997        1996        1995
 Expected federal income tax expense       $     7,825 $     3,901  $  5,043
 Increases (reductions) in income taxes
    resulting from:
   Change in the beginning-of-the-year
      valuation allowance for deferred
      tax assets allocated to income tax
      expense                                       74          69        76
   Tax exempt income                               (74)        (78)      (81)
   South Carolina income tax expense, net
      of federal income tax effect                 824         348       525
   Other, net                                     (407)       (122)     (392)
      Total                                $     8,242 $     4,118  $  5,171
 Effective tax rate                               36.9%       36.9%     35.9%

  As a result of recent tax legislation in the Small Business Job Protection Act of 1996 ("SBJPA '96"), Peoples Federal and First Federal will be required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1996 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations currently meet this requirement for the year ending September 30, 1997, suspending the six-year recapture for the 1996 tax year. The Associations have previously recorded the related deferred tax liability of $574 in other liabilities.
  Prior to SBJPA '96 effective beginning with the tax year ending September 30, 1997, savings associations that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deduction (the "Percentage of Taxable Income Method").
The deduction percentage was 8% for the years ended September 30, 1996 and 1995. Alternately, a qualified savings association could compute its bad debt deduction based upon actual loan loss experience (the "Experience Method"). Peoples Federal computed its bad debt deduction utilizing the Percentage of Taxable Income Method for the year ended September 30, 1996 and utilized the Experience Method in the year ended September 30, 1995 while First Federal used the Percentage of Taxable Income Method to compute its bad debt deduction for the year ended September 30, 1995 and used the Experience Method for the year ended September 30, 1996.
   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below.

                                                          September 30,
                                                        1997         1996
 Deferred tax assets:
   Loan loss allowances deferred for tax purposes    $  4,099     $  3,753
   Expenses deducted under economic performance
     rules                                                 --        2,198
   Net operating loss carryforward                      1,005        1,115
   Other                                                  643          542
   Total gross deferred tax assets                      5,747        7,608
   Less valuation allowance                              (429)        (355)
   Net deferred tax assets                              5,318        7,253
 Deferred tax liabilities:
   Loan fee income adjustments for tax purposes         1,821          937
   FHLB stock dividends deferred for tax purposes       1,663        1,663
   Expenses deducted under economic performance
   rules                                                  396
   Excess carrying value of assets acquired for
     financial reporting purposes over tax basis          196          189
   Tax bad debt reserve in excess of base year
     amount                                               574          571
   Unrealized gain on securities available for sale       738          209
   Other                                                  669          357
   Total gross deferred tax liabilities                 6,057        3,926
   Net deferred tax asset (liability) (included in
     other assets, liabilities)                      $   (739)    $  3,327

  A portion of the change in the net deferred tax asset (liability) relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $529 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax asset (liability) results from current period deferred tax expense of $3,537.
  Under SFAS 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.
  The consolidated financial statements at September 30, 1997 and 1996 did not include a tax liability of $8,393 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Associations' stock.

16.  Benefit Plans

Stock Option Plans
  At September 30, 1997 the Company has three stock-based option compensation plans (employees and directors), which are described below.
  The Company's 1983 Incentive Stock Option Plan provided for the granting of incentive stock options for 636,824 shares of the Company's common stock. This plan expired November 3, 1993. Options of 51,210 granted under the 1983 Stock Option Plan are outstanding at September 30, 1997. The exercise price of the remaining options is $5.375 and all are exercisable at any time until their expiration on February 16, 1999.
  On September 27, 1990, the Company's Board of Directors approved the 1990 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 23, 1991. An aggregate of 440,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. Both the 1983 and 1990 plans provide for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers may select an exercise period of one to ten years and other employees may exercise options within five years. Options of 270,414 granted under the 1990 Stock Option Plan expire at various dates with the maximum date of April 24, 2007.
  On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. Under the 1994 Director Plan, options to purchase up to 200,000 shares of the Company's common stock may be granted. The formula for computing the options awarded considers the percentage of annual fees each director wished to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. Options covering 25,209, 24,097 and 30,598 shares of common stock at an exercise price of $14.91, $14.72 and $12.19 were granted in lieu of otherwise payable cash compensation of $73, $118 and $124 for the Company's fiscal years ending September 30, 1997, 1996 and 1995, respectively. Options of 79,904 under the "1994 Director Plan" expire by October 1, 2006.
  The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                             1997      1996
 Net Income              As reported                      $ 14,116  $  7,028
                         Pro-forma                          13,887     6,803
 Earnings per share      As reported                      $   2.23  $   1.11
                         Pro-forma                            2.19      1.07

The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.
  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2.90%, expected volatility of 29%, risk-fee interest rate of 6.08% and 6.26%, and expected lives of 6 years.
  The following is a summary of the activity under the stock-based option plans for the years ended September 30, 1997, 1996 and 1995.

                            1997               1996               1995
                               Weighted           Weighted           Weighted
                                Average            Average            Average
                               Exercise           Exercise           Exercise
                       Shares    Price    Shares    Price    Shares    Price
 Balance, beginning
 of year               418,904 $  13.45   436,736 $  11.60   429,778 $  10.44
   Options exercised   (76,300)   11.23   (85,662)    8.08   (59,406)    8.44
   Options forfeited    (1,750)   19.11    (5,997)   14.22    (4,959)   12.90
   Options granted      60,674    18.99    73,827    18.25    71,323    15.94
 Outstanding,
 September 30          401,528    14.69   418,904    13.45   436,736    11.60


Stock options outstanding and exercisable as of September 30, 1997, are as follows:

                                                            Weighted Average
       Range of                         Weighted Average        Remaining
    Exercise Prices        Shares        Exercise Price     Contractual Life
  $    5.38 - 11.63          98,215           $ 8.37             2.35 years
      12.19 - 15.25         174,133            14.59             6.76
      16.25 - 19.50          45,416            19.18             5.65
      20.25 - 25.25          37,849            21.41             8.48
  $    5.38 - 25.25         355,613           $14.18             5.58


Stock Purchase Plan

  On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 10,595 shares of common stock have been made under the plan.

Performance Equity Plan
  On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors ("Plan"). The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Associations attain specific financial performance criteria. Performance targets for the initial plan year resulted in the awarding of 3,576 shares to the 15 directors serving the Corporation and the Associations.

Sharing Thrift Plan
     The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (401(k)) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute a maximum of 15 percent of their annual salary (not to exceed limitations prescribed by law). Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up to 5 percent of the employee's salary based on the attainment of certain profit goals.
  The Company's matching contribution charged to expense for the years ended September 30, 1997, 1996 and 1995, was $527, $457 and $343, respectively.
  The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 1997, 1996 and 1995 totaled $727, $635 and $516, respectively.

Other Postretirement Benefits
  The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.
  In the first quarter of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective October 1, 1992, for the Company's retiree health and other welfare benefit plans. SFAS 106 requires the accrual method of accounting for these benefits, rather than the Company's previous policy, which was to record these benefits as they were paid.
  Net periodic postretirement benefit cost for fiscal 1997, 1996 and 1995 consisted of the following components:

                                                   Year Ended September 30,
                                                   1997      1996      1995
 Service cost                                                       $      7
 Interest cost                                  $     94  $     85       114
 Amortization of transition obligation                79        79        79
 Other amortizations and net deferrals              (139)     (207)      (85)
   Net periodic postretirement benefit cost     $     34  $    (43) $    115

 Reconciliation of Funded Status:                        September 30,
                                                   1997      1996      1995
 Accumulated postretirement benefit obligation  $ (1,355) $ (1,210) $ (1,582)
 Unrecognized transition obligation                1,182     1,261     1,340
 Unrecognized net gains                             (181)     (409)     (198)
   Accrued postretirement benefit cost          $   (354) $   (358) $   (440)
 Assumptions Used:
   Weighted average discount rate                  7.50%     8.00%     7.50%
   Medical/Medicare trend rate (initial)(pre-
     65 employees)                                 8.00      8.75      9.50
   Medical/Medicare trend rate after 3 years
     (pre-65 employees)                            5.75      5.75      5.75
   Medical/Medicare trend rate (initial)(post-
     65 employees)                                 7.25      7.75      8.25
   Medical/Medicare trend(post-65 employees)
     rate after 3 years                            5.75      5.75      5.75

   An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 and 1996, by $127 and $124 and the aggregate of service and interest cost by $10 and $10, respectively.

17.  Commitments and Contingencies

Loan Commitments
   Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately
$25,561 at September 30, 1997. These were principally single-family loan commitments. Other loan commitments totaled $449 at September 30, 1997.
   Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties.
   The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $131,795 and $116,587 at September 30, 1997 and 1996, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Interest Rate Cap
   In connection with its asset/liability management program the Company purchased an interest rate cap agreement with a counterparty on September 30, 1996. The purchase was made at a premium of $261 for the purpose of hedging potential increases in interest rates on short-term liabilities. The Company is not a dealer, does not make a market in cap agreements, and will not trade the instrument. The Board of Directors' approved policy governing the use of these instruments strictly forbids speculation of any kind. The cap agreement has a notional principal amount of $10,000 and matures October 2, 1999. As of September 30, 1997 the strike price was 5.625 percent versus
three month LIBOR.   Unamortized fees  related to the cap as of September 30,
1997 totaled $174. Amortized cost of $87 was incurred during the year ended September 30, 1997.

Lease Commitments
   The Company occupies office space and land under leases expiring on various dates through 2008.
   Minimum rental commitments under noncancelable operating leases were as follows:

                                                      September 30,
                                                          1997
   One year                                            $     992
   Two years                                                 984
   Three years                                               938
   Four years                                                911
   Five years                                                863
   Thereafter                                              2,425
   Total                                               $   7,113

   Rental expenses under operating leases were $980, $897 and $844 in 1997, 1996 and 1995, respectively.


18.  Stockholders' Equity and Dividend Restrictions

   The ability of the Company to pay dividends depends primarily on the ability of the Associations to pay dividends to the Company. The Associations are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Associations' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Associations must meet specific capital guidelines that involve quantitative measures of the Associations' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Associations' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Associations to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 1997, that the Associations meet all capital adequacy requirements to which they are subject.

   As of September 30, 1997, the Associations were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Associations must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

   The Associations' actual capital amounts and ratios are also presented in the table.

First Federal:                                                        To Be Well Capitalized
                                               For Capital Adequacy  Under Prompt Corrective
                                Actual               Purposes           Action Provisions:
                           Amount      Ratio     Amount     Ratio       Amount     Ratio
As of September 30, 1997:
Tangible capital
  (to Total Assets)      $  78,106     6.47%  $  18,112     1.50%
Core capital
  (to Total Assets)         78,106     6.47      36,224     3.00     $  60,374       5.00%
Tier I capital
  (to Risk-based Assets)    78,106     9.41                             72,449       6.00
Risk-based capital
  (to Risk-based Assets)    84,793    10.22      66,373     8.00        82,966      10.00

As of September 30, 1996:
Tangible capital
  (to Total Assets)      $  72,049     6.65%  $  16,256     1.50%
Core capital
  (to Total Assets)         72,049     6.65      32,526     3.00     $  54,187       5.00%
Tier I capital
  (to Risk-based Assets)    72,049     9.54                             45,334       6.00
Risk-based capital
  (to Risk-based Assets)    78,288    10.36      60,445     8.00        75,556      10.00

                                                                      To Be Well Capitalized
                                               For Capital Adequacy  Under Prompt Corrective
Peoples Federal:                Actual               Purposes           Action Provisions:
                           Amount      Ratio     Amount     Ratio       Amount     Ratio
As of September 30, 1997:
Tangible capital
  (to Total Assets)      $   31,794    6.47%  $    7,376    1.50%
Core capital
  (to Total Assets)          31,794    6.47      14,752     3.00     $   24,586      5.00%
Tier I capital
  (to Risk-based Assets)     31,794   11.43                              16,691      6.00
Risk-based capital
  (to Risk-based Assets)     33,249   11.95       22,254    8.00         27,818     10.00

As of September 30, 1996:
Tangible capital
  (to Total Assets)      $   27,115    6.10%  $    6,670    1.50%
Core capital
   (to Total Assets)          27,115    6.10      13,340     3.00     $  22,232      5.00%
Tier I capital
  (to Risk-based Assets)     27,115   11.33                              14,358      6.00
Risk-based capital
  (to Risk-based Assets)     30,089   12.57       19,144    8.00         23,931     10.00

   Under the framework, the Associations' capital levels allow the Associations to accept brokered deposits without prior approval from regulators.
   OTS capital distribution regulations specify the conditions relative to an institution's ability to pay dividends. The new regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval. The regulations state that an institution subject to more stringent restrictions may make request through the OTS to be subject to the new regulations. The Company has received approval from the OTS to be subject to the requirements of the new regulations.
   The Company may not declare or pay a cash dividend on, or purchase, any of its common stock, if the effect thereof would cause the capital of the Associations to be reduced below the minimum regulatory capital requirements.
   Under Delaware law, the Company may declare and pay dividends on its common stock either out of its surplus, as defined under Delaware law, or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

19.  Fair Value of Financial Instruments

   The following table sets forth the fair value of the Company's financial instruments at September 30, 1997 and 1996:

                                                                    September 30,
                                                            1997                     1996
                                                   Carrying      Fair       Carrying      Fair
                                                     Value       Value        Value       Value
Financial instruments:
   Assets:
     Cash and cash equivalents                   $    36,672 $    36,672  $    34,124 $    34,124
     Investments held to maturity                     11,980      11,970       27,487      27,417
     Investments available for sale                   40,826      40,826       66,434      66,434
     Investment in capital stock of FHLB              21,554      21,554       15,620      15,620
     Loans receivable, net                         1,400,978   1,417,648    1,278,757   1,285,089
     Loans held for sale                               4,516       4,560        1,353       1,362
     Mortgage-backed securities available
        for sale                                     148,963     148,963       82,991      82,991
   Liabilities:
     Deposits:
        Demand deposits, savings accounts
           and money market accounts                 387,790     387,790      374,809     374,809
        Certificate accounts                         681,463     682,888      686,808     687,840
     Advances from FHLB                              419,577     420,165      312,402     312,042
     Securities sold under agreements to
        repurchase                                    58,896      58,896       16,805      16,805
     Long-term debt                                   19,763      19,812       19,763      19,714
   Off-balance sheet items:
     Mortgage loan commitments                        25,561      25,709       20,432      20,499

  Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 1997, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities, loans held for sale and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.
  The fair value of performing loans, except single-family residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing single-family residential mortgage loans, fair value is derived from quoted market prices for securities backed by similar loans, adjusted for differences between the market for the securities and the loans being valued and an estimate of credit losses inherent in the portfolio.
  Under SFAS 107, the fair value of deposits with no stated maturity, such as passbook accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS 107. The fair value of FHLB advances is estimated based on current rates for borrowings with similar terms. The fair value of securities sold under agreements to repurchase approximates the carrying value. The fair value of mortgage loan commitments is estimated based on current levels of interest rates versus the committed interest rates.
  Management uses its best judgment in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique. For example, liquid markets do not exist for many categories of loans held by the Company. By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.
  The information presented is based on pertinent information available to management as of September 30, 1997. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

20. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

  At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

                      Statements of Financial Condition

                                                            September 30,
                                                          1997        1996
 Assets
 Cash and cash equivalents                             $      896  $     233
 U.S. Government and agency obligations available for
   sale, at fair value                                      9,379     10,535
 Mortgage-backed securities available for sale, at
   fair value                                               2,503      3,134
 Investment in Associations                               111,142    100,014
 Other                                                      1,046        972
 Total assets                                          $  124,966  $ 114,888
 Liabilities and Stockholders' Equity
 Accrued expenses                                      $      418  $     330
 Long-term debt                                            19,763     19,763
 Stockholders' equity                                     104,785     94,795
 Total liabilities and stockholders' equity            $  124,966  $ 114,888


                           Statements of Operations
                                                   Year Ended September 30,
                                                   1997      1996      1995
Income
Equity in undistributed earnings of
  Associations                                  $ 8,365   $(1,080)  $ 1,989
Dividend income                                   8,100    10,250     9,500
Interest income                                     765       726       403
(Gain) loss on sale of investments available
  for sale                                           55                  (3)
Total income                                     17,285     9,896    11,889
Expenses
Interest expense                                  1,853     1,853     1,853
Salaries and employee benefits                      753       546       335
Stockholder relations and other                     563       469       463
Total expense                                     3,169     2,868     2,651
Net income                                      $14,116    $7,028   $ 9,238

                           Statements of Cash Flows
                                                   Year Ended September 30,
                                                   1997      1996      1995
 Operating Activities
 Net income                                     $ 14,116  $  7,028  $  9,238
 Adjustments to reconcile net income to net
   cash provided by operating activities
   Equity in undistributed earnings of
     Associations                                 (8,365)    1,080    (1,989)
   Depreciation                                        4         1
   Amortization                                      (23)      (24)      (25)
   (Increase) decrease in accrued income and
     deferred expenses                               (40)      122       (12)
   Increase in accrued expenses                       59        47        74
 Net cash provided by operating activities         5,751     8,254     7,286
 Investing Activities
 Repayments to mortgage-backed securities            201         3
 Purchase of mortgage-backed securities
   available for sale                             (2,520)   (3,127)
 Proceeds from sale of mortgage-backed
   securities available for sale                   2,984                 500
 Proceeds from maturing investments available
   for  sale                                       2,000     4,239
 Purchase of investments available for  sale                (4,992)   (2,996)
 Net (purchase) redemption of mutual funds          (775)     (175)   (1,625)
 Net purchase of equipment                           (37)
 Equity investment in subsidiary                  (2,000)
 Net cash provided by (used in) investing
   activities                                       (147)   (4,052)   (4,121)
 Financing Activities
 Proceeds from sale of common stock                1,149       768       540
 Treasury stock purchased                         (1,525)     (763)     (317)
 Dividends paid                                   (4,565)   (4,062)   (3,522)
 Net cash provided by (used in) financing
   activities                                     (4,941)   (4,057)   (3,299)
 Net increase (decrease) in cash and cash
   equivalents                                       663       145      (134)
 Cash and cash equivalents at beginning of
   period                                            233        88       222
 Cash and cash equivalents at end of period     $    896  $    233  $     88
 Supplemental disclosures:
   Cash paid during the period for:
     Interest                                   $  1,853  $  1,853  $  1,853
     Income taxes                                  4,335     4,448     3,911
     Unrealized net gain (loss) on securities
       available for sale, net of income tax          52       (32)      109

21.  Dividend Reinvestment and Direct Purchase Plan

   The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended August 25, 1997, for which shares are purchased only on the open market. At September 30, 1997, 267,044 shares had been purchased and remain in the plan.

22.  Quarterly Results (Unaudited):

   Summarized below are selected financial data regarding results of operations for the periods indicated:

                              First    Second     Third    Fourth
                             Quarter   Quarter   Quarter   Quarter    Year
 1997
 Total interest income      $ 29,685  $ 29,841  $ 30,665  $ 31,571  $121,762
 Net interest income          12,129    12,066    12,266    12,392    48,853
 Provision for loan losses       525       525       600       725     2,375
 Income before income          5,364     5,555     5,712     5,727    22,358
   taxes
 Net income                    3,375     3,531     3,603     3,607    14,116
 Weighted average shares       6,337     6,310     6,340     6,367     6,339
   outstanding (1)
 Net income per common      $   0.53  $   0.56  $   0.57  $   0.57  $   2.23
   share

 1996
 Total interest income      $ 26,556  $ 27,481  $ 27,987  $ 29,094  $111,118
 Net interest income          10,612    11,263    11,504    11,742    45,121
 Provision for loan losses       305       420       498       600     1,823
 Income before income          3,928     4,582     4,738   (2,102)    11,146
   taxes
 Net income                    2,505     2,917     3,024   (1,418)     7,028
 Weighted average shares       6,308     6,332     6,370     6,368     6,345
   outstanding (1)
 Net income per common      $   0.40  $   0.46  $   0.47  $ (0.22)  $   1.11
   share

 1995
 Total interest income      $ 22,352  $ 23,230  $ 24,375  $ 25,546  $ 95,503
 Net interest income          10,072     9,705     9,694    10,238    39,709
 Provision for loan losses       107        26        47       271       451
 Income before income          3,512     3,374     3,491     4,032    14,409
   taxes
 Net income                    2,197     2,131     2,284     2,626     9,238
 Weighted average shares       6,271     6,277     6,292     6,303     6,286
   outstanding (1)
 Net income per common      $   0.35  $   0.34  $   0.36  $   0.42  $   1.47
   share


(1) Average shares in thousands.


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

           Name           Age (1)                      Position
 A. Thomas Hood              51    President and Chief Executive Officer of
                                     the Company and President and Chief
                                     Executive Officer of First Federal

 John L. Ott, Jr.            49    Senior Vice President of the Company and
                                     Senior Vice President/Retail Banking
                                     Division of First Federal
 Charles F. Baarcke, Jr.     50    Senior Vice President of the Company and
                                     Senior Vice President/Lending Division
                                     of First Federal

 George N. Magrath, Jr.      44    President and Chief Executive Officer of
                                     Peoples Federal
 Susan E. Baham              47    Senior Vice President and Chief Financial
                                     Officer of the Company and First Federal
_______________
(1)  At September 30, 1997.

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

  John L. Ott, Jr. is the Senior Vice President of the Company and First Federal in which capacity he directs and coordinates all retail banking operations, special savings and retirement programs and the sale of non-deposit investment products. He joined First Federal in 1971 and prior to becoming Senior Vice President of Retail Banking in 1985, he was the Senior Vice President for Branch Operations.

  Charles F. Baarcke, Jr. is the Senior Vice President of the Company and First Federal. He is responsible for all lending operations, loan servicing and sales. He joined First Federal in 1975 and prior to becoming Senior Vice President for Lending Operations in 1985, he was the Vice President of Lending Operations.

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

   (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant's Bylaws

     (4)Indenture, dated September 10, 1992,
        with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (3)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (3)

  (10.3)Employment Agreement with A. Thomas Hood, as amended (4) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (5) (10.5)Employment Agreement with John L. Ott, Jr. (5)
  (10.6)1990 Stock Option and Incentive Plan (6)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (7)
  (10.8)1994 Employee Stock Purchase Plan (7)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (8) (10.10)Employment Agreement with Susan E. Baham (4)
 (10.11)1997 Stock Option and Incentive Plan (9)
    (22)Subsidiaries of the Registrant
    (23)Consent of Independent Auditors
    (27)Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(4) Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1996.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(7) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(8) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(9) Incorporated by reference to the Registrant s Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.

3.    Reports on Form 10-K

   No current reports on Form 10-K were filed for the three months ended September 30, 1997.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST FINANCIAL HOLDINGS, INC.

Date: December 22, 1997       By:  /s/ A. Thomas Hood
                                     A. Thomas Hood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 By:  /s/ A. Thomas Hood                By:  /s/ D. Van Smith
      A. Thomas Hood                         D. Van Smith
      Director (Principal Executive          Director
      Officer)

 Date:  December 22, 1997               Date:  December 22, 1997

 By:  /s/ Susan E. Baham                By:  /s/ Gary C. Banks, Jr.
      Susan E. Baham                         Gary C. Banks, Jr.
      Senior Vice President                  Director
      (Principal Financial Officer)

 Date:  December 22, 1997               Date:  December 22, 1997

 By:  /s/ Joseph A. Baroody             By:  /s/ Paula Harper Bethea
      Joseph A. Baroody                      Paula Harper Bethea
      Director                               Director

 Date:  December 22, 1997               Date:  December 22, 1997

 By:  /s/ Paul G. Campbell, Jr.         By:  /s/ A. L. Hutchinson, Jr.
      Paul G. Campbell, Jr.                  A. L. Hutchinson, Jr.
      Director                               Director

 Date:  December 22, 1997               Date:  December 22, 1997

 By:  /s/ James C. Murray               By:  /s/ D. Kent Sharples
      James C. Murray                        D. Kent Sharples
      Director                               Director

 Date:  December 22, 1997                    Date:  December 22, 1997

 By:  /s/ Thomas E. Thornhill
      Thomas E. Thornhill
      Director

 Date:  December 22, 1997