Form 10-Q
period 1997-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1998-02-17
CIK 787075

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the Quarterly period ended December 31, 1997

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
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or                               Identification No.)
 organization)

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

            Class                      Outstanding Shares at
         Common Stock                     January 31, 1998

        $.01 Par Value                       6,769,153

                        FIRST FINANCIAL HOLDINGS, INC.


                                    INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition        1
     at December 31, 1997 and September 30, 1997

     Consolidated Statements of Income for the Three       2
     Months Ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows for the       3-4
     Three Months Ended December 31, 1997 and 1996

     Notes to Financial Statements                       5-6

     Management's Discussion and Analysis of Results    7-13
     of Operations and Financial Condition

PART II - OTHER INFORMATION                               14

SIGNATURES                                                16




                              SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                        FIRST FINANCIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   December 31, September 30,
                                                       1997          1997
                                                     (Amounts in thousands)
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                          $   38,721   $   48,034
Investments held to maturity (market value of
  $11,117 and $14,345)                                 11,086       14,282
Investments available for sale, at fair value          41,522       40,826
Investment in capital stock of Federal Home Loan
  Bank, at cost                                        23,804       21,851
Loans receivable, net                               1,425,724    1,446,981
Loans held for sale                                     7,410        4,516
Mortgage-backed securities held to maturity
  (market value of $666 and $828)                         655          818
Mortgage-backed securities available for sale, at
  fair value                                          193,979      148,963
Office properties and equipment, net                   15,959       15,944
Real estate and other assets acquired in
  settlement of loans                                  11,716       11,658
Other assets                                           22,749       21,079
Total assets                                       $1,793,325   $1,774,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                 $1,127,339   $1,123,988
  Advances from Federal Home Loan Bank                458,077      419,577
  Securities sold under agreements to repurchase       44,578       58,896
  Long-term debt                                       19,763       19,763
  Accounts payable and other liabilities               28,060       41,200
Total liabilities                                   1,677,817    1,663,424

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000
  shares--
    none issued
  Common stock, $.01 par value, authorized
    24,000,000 shares, issued and outstanding
    7,447,562 and 7,417,609 shares at
    December 31, 1997 and September 30, 1997,
    respectively                                           74           74
  Additional paid-in capital                           29,366       28,975
  Retained income, substantially restricted            91,692       88,787
  Unrealized net gain on securities available for
    sale, net of income tax                             1,919        1,156
  Treasury stock at cost, 686,937 and 685,127
    shares at December 31, 1997 and September 30,
    1997, respectively                                 (7,543)      (7,464)
Total stockholders' equity                            115,508      111,528
Total liabilities and stockholders' equity         $1,793,325   $1,774,952

The accompanying notes are an integral part of the statements.
                        FIRST FINANCIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                                      Three Months Ended
                                                         December 31,
                                                      1997           1996
                                                    (Amounts in thousands,
                                                   except per share amounts)
                                                          (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed
     securities                                   $   32,092     $  28,778
   Interest and dividends on investments                 992         1,341
   Other                                                 544           685
 Total interest income                                  33,628      30,804
 INTEREST EXPENSE
   Interest on deposits                               12,736        12,717
   Interest on borrowed money                          7,559         5,441
 Total interest expense                                 20,295      18,158
 NET INTEREST INCOME                                  13,333        12,646
 Provision for loan losses                               605           540
 Net interest income after provision for loan
   losses                                             12,728        12,106
 OTHER INCOME
   Net gain on sale of loans                              77            52
   Gain on investment securities                         206             5
   Loan servicing fees                                   331           343
   Service charges and fees on deposit accounts        1,504         1,374
   Real estate operations, net                           (14)          (49)
   Other                                               1,328         1,201
 Total other income                                    3,432         2,926
 NON-INTEREST EXPENSE
   Salaries and employee benefits                      5,499         5,109
   Occupancy costs                                       846           873
   Marketing                                             356           283
   Depreciation, amortization, rental and
     maintenance of equipment                            690           717
   FDIC insurance premiums                               180           508
   Merger-related expenses                               289
   Other                                               2,154         1,898
 Total non-interest expense                           10,014         9,388
 Income before income taxes                            6,146         5,644
 Income tax expense                                    2,274         2,089
 NET INCOME                                       $    3,872     $   3,555
 NET INCOME PER COMMON SHARE                      $     0.57     $    0.53
 NET INCOME PER COMMON SHARE, DILUTED             $     0.55     $    0.52

The accompanying notes are an integral part of the statements.

                        FIRST FINANCIAL HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                          December 31,
                                                       1997          1996
                                                     (Amounts in thousands)
                                                          (Unaudited)
 OPERATING ACTIVITIES
 Net income                                        $   3,872     $   3,555
 Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation                                          499           524
   Gain on sale of loans, net                            (77)          (52)
   Gain on sale of investments and mortgage-
     backed securities, net                             (206)           (5)
   (Gain) loss on sale of real estate owned, net          (3)           24
   Amortization of unearned discounts/premiums on
     investments                                         201            33
   Decrease in deferred loan fees and discounts         (383)         (206)
   (Increase) decrease in receivables and prepaid
     expenses                                         (1,162)          719
   Provision for loan losses                             605           540
   Write downs of real estate acquired in
     settlement of loans                                   5             7
   Proceeds from sales of loans held for sale         18,895         9,787
   Origination of loans held for sale                (21,789)      (12,106)
   Decrease in accounts payable and other
     liabilities                                     (13,627)      (17,477)
 Net cash used in operating activities               (13,170)      (14,657)

 INVESTING ACTIVITIES
 Proceeds from maturity of investments                 3,904         9,000
 Proceeds from sale of investments                                   3,995
 Net redemption (purchase) of mutual funds
   available for sale                                 (1,650)        7,760
 Purchase of investments                                              (955)
 Purchase of FHLB stock                               (1,953)       (2,350)
 Increase in loans, net                              (23,788)      (23,998)
 Increase in credit card receivables                    (587)       (1,284)
 Purchase of loans and loan participations            (7,911)       (9,886)
 Repayments on mortgage-backed securities              8,166         3,521
 Purchase of mortgage-backed securities available
   for sale                                           (4,135)      (20,225)
 Sales of mortgage-backed securities                   5,841
 Proceeds from the sales of real estate owned            112         1,369
 Net purchase of office properties and equipment        (514)         (455)
 Net cash used in investing activities               (22,515)      (33,508)

                                                       Three Months Ended
                                                          December 31,
                                                       1997          1996
                                                     (Amounts in thousands)
                                                          (Unaudited)
 FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts           3,351          (755)
 Net proceeds of FHLB advances                        38,500        47,000
 Increase (decrease) of securities sold under
   agreements to repurchase                          (14,318)        6,523
 Proceeds from sale of common stock                      391           109
 Dividends paid                                       (1,473)       (1,142)
 Treasury stock purchased                                (79)       (1,508)
 Net cash provided by financing activities            26,372        50,227
 Net increase (decrease)  in cash and cash
   equivalents                                        (9,313)        2,062
 Cash and cash equivalents at beginning of period     48,034        43,114
 Cash and cash equivalents at end of period        $  38,721     $  45,176
 Supplemental disclosures:
   Cash paid during the period for:
   Interest                                        $  24,918     $  22,358
   Income taxes                                          461           506
   Loans foreclosed                                      134           358
   Loans securitized into mortgage-backed
     securities                                       53,226
   Unrealized net gain on securities available
     for sale, net of income tax                         763           676


The accompanying notes are an integral part of the statements.

                        FIRST FINANCIAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997
                                 (Unaudited)

A.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company") and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of Conway ("Peoples Federal") (together, the "Associations"). All significant intercompany items related to the consolidated subsidiaries have been eliminated.

    The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 1997 amounts have been reclassified to conform with the statement presentations for fiscal 1998.

    The results of operations for the three months ended December 31, 1997 is not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position and future regulatory actions of the office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

    Effective with periods ended December 31, 1997, First Financial has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share" ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                 Quarter Ended December 31,
                                                     1997         1996
 Weighted average number of common shares used
   in basic EPS                                  6,744,672    6,686,123
 Effect of dilutive stock options                  284,332      175,382
 Weighted average number of common shares and
   dilutive potential common shares used in
   diluted EPS                                   7,029,004    6,861,505

C.     NATURE OF OPERATIONS

   First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment and insurance services through subsidiaries. The Company has a total of 34 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown and Florence counties, a loan origination office in coastal North Carolina and a private banking office in Hilton Head, South Carolina.

D.     MERGERS AND ACQUISITIONS

   On November 7, 1997, First Financial completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors") in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Investors shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors stock held, which resulted in the issuance of 354 thousand shares. Based on the last reported sales price of the Company's common stock on November 7, 1997, such shares had an aggregate value of approximately $14.4 million. At the time of the acquisition, Investors had assets of approximately $62.7 million, deposits of $55.0 million and stockholders equity of $7.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Net income for the quarter ended December 31, 1997 improved 9% to $3.9 million from net income of $3.6 million in the comparable quarter in 1996. The Company completed its acquisition of Investors on November 7, 1997, accounting for the acquisition as a pooling of interests. All prior financial information has been restated to include the effect of Investors' operations. The quarter's results included approximately $289 thousand in non-recurring, before-tax costs related to the merger with Investors.

   Earnings per common share improved to $.57 in the quarter ended December 31, 1997 from $.53 in the quarter ended December 31, 1996. Earnings per share on a diluted basis increased to $.55 compared with $.52 per share in the comparable quarter in 1996.

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled $1.8 billion at December 31, 1997. During the quarter assets increased $18.4 million, or 4.1% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

   Cash, deposits in transit and interest-bearing deposits declined $9.3 million during the three months and totaled $38.7 million at December 31, 1997. Investments held to maturity declined by $3.2 million while investments available for sale increased $696 thousand. Maturities of investments totaled $3.9 million during the quarter. Mortgage-backed securities totaled $194.6 million at December 31, 1997, increasing $44.9 million during the first quarter of fiscal 1998. The Company's securitization of $53.2 million of single family loans for mortgage-backed securities during the quarter was the principal factor leading to the growth in mortgage-backed securities. During the quarter ended December 31, 1997, purchases of mortgage-backed securities totaled $4.1 million while sales and repayments totaled $5.8 million and $8.2 million, respectively.

Loans Receivable

   Loans receivable, including loans held for sale, totaled $1.4 billion at December 31, 1997, declining $18.4 million from September 30, 1997
principally due to the $53.2 million securitization discussed above.    The
principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $90.7 million (net of refinances) in mortgage loans, $22.7 million in consumer loans and $8.4 million in commercial business loans during the three months ending December 31, 1997. Included in mortgage loan originations were $21.8 million in loans originated for sale. The Company also purchased $7.9 million in loans from correspondent originators.

   Loans comprise the major portion of interest-earning assets of the Company, accounting for 80% of assets at December 31, 1997. The Company s loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

   The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                             December 31,  September 30,
                                                 1997           1997
 Residential (1-4 family)                  $ 1,015,057    $ 1,044,045
 Other residential                              51,936         53,368
 Land and lots                                  68,481         58,251
 Commercial real estate                        152,026        159,228
 Consumer                                      152,708        145,133
 Commercial business                            33,395         34,472
 Total gross loans                         $ 1,473,603    $ 1,494,497


     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $55.6 million at December 31, 1997. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $139.3 million as of December 31, 1997.

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


Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                               December 31,  September 30,
                                                   1997           1997
 Non-accrual loans                              $  5,825      $   6,609
 Loans 90 days or more delinquent (1)                 68            568
 Renegotiated loans                                6,623          6,776
 Real estate and other assets acquired in
   settlement of loans                            11,716         11,658
 Total                                          $ 24,232      $  25,611
 As a percent of net loans and real estate owned    1.68%          1.75%
 As a percent of total assets                       1.35%          1.44%

(1) The Company continues to accrue interest on these loans.


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

                      Balance                                       Balance
                   September 30,                                  December 31,
                        1997     Additions Chargeoffs  Recoveries     1997
Real estate        $     9,003   $   264    $     764   $      59  $    8,562
Commercial business      1,384      (455)          99         368       1,198
Consumer                 1,716       796          506          66       2,072
   Total           $    12,103   $   605    $   1,369   $     493  $   11,832

    Net loan charge-offs of $876 thousand during the quarter ended December 31, 1997 included $679 thousand related to a $2.8 million multifamily loan on which the company had maintained an $800 thousand specific reserve.

    The Company's impaired loans totaled $6.7 million at December 31, 1997, $7.6 million at September 30, 1997 and $7.2 million at December 31, 1996.

Deposits and Borrowings

    First Financial's deposit composition at December 31, 1997 is as follows (amounts in thousands):

                                                      December 31, 1997
                                                     Balance    % of Total
   Checking accounts                              $  146,834        13.03

   Passbook, statement and other accounts            138,597        12.29
   Money market accounts                             127,496        11.31
   Certificate accounts                              714,412        63.37
      Total deposits                              $1,127,339       100.00%


   While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At December 31, 1997, deposits as a percentage of liabilities, declined to 67% from 68% at September 30, 1997.

   Primarily as a result of growth in assets during the quarter and the utilization of FHLB advances as a primary source of funds, total borrowings increased $24.2 million to total $522.4 million as of December 31, 1997.

Stockholders' Equity

   Stockholders' equity increased $4.0 million during the first quarter of fiscal 1998 to total $115.5 million at December 31, 1997. The Company's capital ratio, total capital to total assets, was 6.44% at December 31, 1997, compared to 6.28% at September 30, 1997. During the quarter, the Company increased its quarterly cash dividend to $.21 per share compared with $.18 per share in the most recent period.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1997, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 1997:

                                 First Federal          Peoples Federal
                                                                  Percent
                                         Percent                    of
                               Amount   of Assets       Amount    Assets
                                        (Amounts in thousands)
Tangible capital             $ 79,419      6.50%      $39,923      7.17%
Tangible capital
requirement                    18,325      1.50         8,351      1.50
Excess                       $ 61,094      5.00%      $31,572      5.67%

Core capital                 $ 79,419      6.50%      $39,923      7.17%
Core capital requirement       36,651      3.00        16,701      3.00
Excess                       $ 42,768      3.50%      $23,222      4.17%

Risk-based capital(a)        $ 86,195     10.43%      $43,370     13.54%
Minimum risk-based capital
requirement(a)                 66,086      8.00        25,631      8.00
Excess(a)                    $ 20,109      2.43%      $17,739      5.54%
(a)  Based on total risk-weighted assets.


    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1997.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

    The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 4.00% of net withdrawable savings and borrowings payable in one year. The liquidity ratios of the Associations, based on revised regulations issued by the Office of Thrift Supervision in November 1997, substantially exceed the required levels.

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

    During the current quarter the Company experienced a net cash outflow from investing activities of $22.5 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment and mortgage-backed securities. The Company experienced cash outflows of $13.2 million from operating activities principally as a result of a $13.6 million decrease in accounts payable and other liabilities. Financing activities resulted in cash inflows of $26.4 million, consisting principally of $38.5 million in FHLB advances offset partially by $14.3 million in net repayments of securities sold under agreements to repurchase.

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

    The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. As of December 31, 1997, First Financial had cash reserves and marketable securities of $13.2 million.

    First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1997.

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

    The following table is a summary of First Financial's one year gap at December 31, 1997 (amounts in thousands):

                                                          December 31, 1997
Interest-earning assets maturing or repricing within one
  year                                                    $    818,102
Interest-bearing liabilities maturing or repricing
  within one year                                            1,072,019
Cumulative gap                                            $   (253,917)

Gap as a percent of total assets                                (14.16)%

    The Company's one year gap as a percent of total assets changed from (12.33)% to (14.16)% during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 1997 AND 1996

Net Interest Income

    First Financial's net interest income for the three months ending December 31, 1997 was $13.3 million compared with $12.6 million for the comparable quarter in fiscal 1997. The gross interest margin declined from 2.92% in the prior quarter to 2.82% in the current quarter and reflects a decline of .08% between the two comparable periods in the Company's average yield on earning assets and an increase of .02% in the Company's average cost of funds.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                        Quarter Ended December 31,
                                        1997                  1996
                                             Average               Average
                                   Average    Yield/    Average     Yield/
                                   Balance     Rate     Balance      Rate
 Loans and mortgage-backed
   securities                   $1,628,345    7.82%   $1,440,707    7.96%
 Investments and other
   interest-earning assets          95,801    6.36       128,056    6.30
 Total interest-earning assets  $1,724,146    7.74%   $1,568,763    7.82%

 Deposits                       $1,126,695    4.48%   $1,107,355    4.58%
 Borrowings                        510,520    5.88       370,401    5.83
 Total interest-bearing
   liabilities                  $1,637,215    4.92%   $1,477,756    4.90%
 Gross interest margin                        2.82%                 2.92%
 Net interest margin                          3.09%                 3.22%

    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                              Quarter Ended December 31
                                                  1997 versus 1996
                                            Volume      Rate       Total
 Interest income:
   Loans and mortgage-backed securities   $ 3,816    $  (502)    $ 3,314
   Investments and other interest-
     earning assets                          (509)        19        (490)
 Total interest income                      3,307       (483)      2,824
 Interest expense:
   Deposits                                   257       (238)         19
   Borrowings                               2,071         47       2,118
 Total interest expense                     2,328       (191)      2,137
   Net interest income                    $   979    $  (292)    $   687


    Average balances of interest-earning assets increased $155.4 million, or 9.9%, in the December 1997 quarter compared with the December 1996 quarter, contributing to a $979 thousand increase in net interest income due to changes in volume. However, a decline in the Company's net interest margin from 3.22% in the December 1996 quarter to 3.09% in the December 1997 quarter reduced net interest income by approximately $292 thousand and served to offset a portion of the increase due to volume changes. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $605 thousand, compared to $540 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $876 thousand compared with $519 thousand in the comparable quarter in fiscal 1997. Total loan loss reserves as of December 31, 1997 were $11.8 million, or .83% of the total net loan portfolio.

Other Income/Non-Interest Expenses

    Fees on deposit accounts increased $130 thousand, or 9.5%, during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the December 1996 quarter. The Company recorded a gain of $206 thousand on the sale of mortgage-backed securities during the current quarter compared with securities gains of $5 thousand in the prior quarter.

    Non-interest expense increased $626 thousand, or 6.7%, during the current quarter. Non-interest expense in the current quarter included non-recurring expenses of approximately $289 thousand related to the Investors merger. Non-interest expense, excluding the effect of non-recurring expenses, increased $337 thousand, or 3.6%, in the current quarter. The increase in the current quarter is primarily attributable to higher personnel costs and increased marketing expenditures, offset partially by a decline in FDIC insurance costs. Annual FDIC insurance costs declined to 18 basis points on the assessment base effective in the first quarter of fiscal 1997 and then further declined to 6.5 basis points effective January 1, 1997. The Associations are currently subject to a FICO assessment of 6.3 basis points on an annual basis, which resulted in expense of $180 thousand recorded in the December 1997 quarter compared with $508 thousand in the December 1996 quarter.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

    For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 1997.

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

Item 4 - Submission of Matters to a Vote of Security Holders
    At the 1998 First Financial Annual Meeting of Shareholders held January 28, 1998, there were 5,668,178 shares present in person or in proxy of the 6,751,538 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors. The shareholders elected Gary C. Banks, Jr., Paula Harper Bethea and Paul G. Campbell, Jr. as directors of the Company for three year terms ending in 2001. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                                     For        Withheld
 Gary C. Banks, Jr.                               5,586,458       82,720
 Paula Harper Bethea                              5,630,275       38,903
 Paul G. Campbell, Jr.                            5,630,951       38,227

The continuing directors for the Company are: A. Thomas Hood, A. L. Hutchinson, Jr., James C. Murray, D. Kent Sharples, D. Van Smith and Thomas
E. Thornhill.

Proposal II - Approval of 1997 Stock Option and Incentive Plan. On October 23, 1997, the Board of Directors of the Company adopted, subject to shareholder approval, the First Financial Holdings, Inc. 1997 Stock Option Plan. The shareholder vote was as follows:

                                                    Number of
                                                      Votes
           For                                      5,027,748
           Against                                    504,040
           Abstain                                     51,556
           Broker Nonvotes                             85,834

Proposal III - Ratification of an Amendment to the Certificate of
Incorporation. On November 25, 1997, the Board of Directors adopted an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 24,000,000. The shareholders ratified this amendment with the following vote:

                                                    Number of
                                                      Votes
           For                                      5,424,132
           Against                                    212,587
           Abstain                                     32,458
           Broker Nonvotes                             None

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1) (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant s Bylaws (3)
   (3.4)Amendment to Registrant's Certificate of Incorporation
     (4)Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (4)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (4)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (5) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (6) (10.5)Employment Agreement with John L. Ott, Jr. (6)
  (10.6)1990 Stock Option and Incentive Plan (7)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (8)
  (10.8)1994 Employee Stock Purchase Plan (8)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (9) (10.10)Employment Agreement with Susan E. Baham (5)
 (10.11)1997 Stock Option and Incentive Plan (10)
    (22)Subsidiaries of the Registrant (3)
    (27)Financial Data Schedule
-------------
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(5) Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1996.
(6)  Incorporated by reference to the Registrant's Annual Report on Form
     10-K
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(8) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(9) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(10) Incorporated by reference to the Registrant s Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.

Reports on Form 8-K

    The Company filed a Form 8-K under Item 5 on November 13, 1997 to report on the November 7, 1997 completion of its acquisition of Investors.

                        FIRST FINANCIAL HOLDINGS, INC.

                                  SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Financial Holdings, Inc.


Date:  February 17, 1998           By:   /s/ A. Thomas Hood
                                      A. Thomas Hood
                                      President and Chief Executive Officer
                                      Duly Authorized Representative

                                 Exhibit 3.4

                           CERTIFICATE OF AMENDMENT
                                      OF
                         CERTIFICATE OF INCORPORATION

    First Financial Holdings, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

    1. That at a meeting of the Board of Directors of First Financial Holdings, Inc., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the shareholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

           RESOLVED, that the Certificate of Incorporation of First Financial Holdings, Inc. be amended by changing the first sentence of Article V of the Certificate of Incorporation to read as follows:

           "The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 27,000,000, of which 24,000,000 are to be shares of common stock, $.01 par value per share, and of which 3,000,000 are to be shares of serial preferred stock, $.01 par value per share."

           The remaining text of Article V of the Certificate of Incorporation would remain unchanged.

    2. That thereafter, pursuant to resolution of its Board of Directors, the 1998 Annual Meeting of Shareholders of First Financial Holdings, Inc. was duly called and held, upon notice in accordance with Section 222 of the General Corporation law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

    3. That said amendment was duly adopted in accordance with the provision of Section 242 of the General Corporation Law of the State of Delaware.

    IN WITNESS Whereof, said First Financial Holdings, Inc. has caused this certificate to be signed by A. Thomas Hood, its President, and Phyllis B. Ainsworth, its Secretary, its authorized officers, this 29th day of January, 1998.


                              By  /s/ A. Thomas Hood
                                 A. Thomas Hood, President

(CORPORATE SEAL)
                              By  /s/ Phyllis B. Ainsworth
                                 Phyllis B. Ainsworth, Secretary