Form 10-Q
period 1998-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1998-05-15
CIK 787075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the Quarterly period ended March 31, 1998

                                  OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to


                   Commission File Number:  0-17122


                    FIRST FINANCIAL HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


Delaware                                                  57-0866076
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)


34 Broad Street, Charleston, South Carolina                    29401
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (803) 529-5933


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


            Class                      Outstanding Shares at
         Common Stock                      April 30, 1998

        $.01 Par Value                       13,607,822

                    FIRST FINANCIAL HOLDINGS, INC.


                                 INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition        1
     at March 31, 1998 and September 30, 1997

     Consolidated Statements of Income for the Three       2
     Months Ended March 31, 1998 and 1997

     Consolidated Statements of Income for the Six         3
     Months Ended March 31, 1998 and 1997

     Consolidated Statements of Cash Flows for the         4
     Six Months Ended March 31, 1998 and 1997

     Notes to Financial Statements                       5-6

     Management's Discussion and Analysis of Results    7-14
     of Operations and Financial Condition

PART II - OTHER INFORMATION                            15-16

SIGNATURES                                                17

EXHIBIT 3.5                                               18



                           SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                    FIRST FINANCIAL HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  March 31,   September 30,
                                                    1998           1997
                                                  (Amounts in thousands)
                                                 (Unaudited)
 ASSETS
 Cash and cash equivalents                      $     55,094  $   48,034
 Investments held to maturity (market value of
   $7,167 and $14,345)                                 7,134      14,282
 Investments available for sale, at fair value        40,435      40,826
 Investment in capital stock of Federal Home
   Loan Bank, at cost                                 24,304      21,851
 Loans receivable, net                             1,477,772   1,446,981
 Loans held for sale                                  15,636       4,516
 Mortgage-backed securities available for
   sale, at fair value                               185,603     148,963
 Mortgage-backed securities held to maturity
   (market value of $626 and $828)                       615         818
 Office properties and equipment, net                 15,938      15,944
 Real estate and other assets acquired in
   settlement of loans                                12,638      11,658
 Other assets                                         22,996      21,079
 Total assets                                   $  1,858,165  $1,774,952

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposit accounts                             $  1,147,341  $1,123,988
   Advances from Federal Home Loan Bank              475,077     419,577
   Securities sold under agreements to
     repurchase                                       61,567      58,896
   Long-term debt                                     19,763      19,763
   Accounts payable and other liabilities             36,225      41,200
 Total liabilities                                 1,739,973   1,663,424

 Stockholders' equity:
   Serial preferred stock, authorized
   3,000,000 shares--none issued
   Common stock, $.01 par value, authorized
     24,000,000 shares, issued and outstanding
     14,961,440 and 14,835,218 shares at
     March 31, 1998 and September 30, 1997,
     respectively                                        150         148
   Additional paid-in capital                         29,729      28,901
   Retained income, substantially restricted          94,371      88,787
   Unrealized net gain on securities available
     for sale, net of income tax                       1,494       1,156
   Treasury stock at cost, 1,374,236 and
     1,370,254 shares at March 31, 1998 and
     September 30, 1997, respectively                (7,552)      (7,464)
 Total stockholders' equity                          118,192     111,528
 Total liabilities and stockholders' equity     $  1,858,165  $1,774,952

The accompanying notes are an integral part of the statements.

                       FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                       Three Months Ended
                                                           March 31,
                                                        1998        1997
                                                          (Amounts in
                                                           thousands,
                                                        except per share
                                                            amounts)
                                                          (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed securities  $  32,364   $  29,344
   Interest and dividends on investments                   913       1,006
   Other                                                   554         632
 Total interest income                                  33,831      30,982
 INTEREST EXPENSE
   Interest on deposits                                 12,448      12,480
   Interest on borrowed money                            7,924       5,890
 Total interest expense                                 20,372      18,370
 NET INTEREST INCOME                                    13,459      12,612
 Provision for loan losses                                 600         540
 Net interest income after provision for loan
   losses                                               12,859      12,072
 OTHER INCOME
   Net gain on sale of loans                               315          66
   Net gain on investment and mortgage-backed
     securities                                             65
   Loan servicing fees                                     323         357
   Service charges and fees on deposit accounts          1,371       1,334
   Real estate operations, net                              47         (19)
   Other                                                 1,440       1,385
 Total other income                                      3,561       3,123
 NON-INTEREST EXPENSE
   Salaries and employee benefits                        5,462       4,982
   Occupancy costs                                         898         862
   Marketing                                               325         374
   Depreciation, amortization, rental and                              688
     maintenance of equipment                              680
   FDIC insurance premiums                                 178         207
   Merger-related expenses                                  28
   Other                                                 2,344       2,216
 Total non-interest expense                              9,915       9,329
 Income before income taxes                              6,505       5,866
 Income tax expense                                      2,404       2,137
 NET INCOME                                          $   4,101   $   3,729
 NET INCOME PER COMMON SHARE                         $     0.30  $    0.28
 NET INCOME PER COMMON SHARE DILUTED                 $     0.29  $    0.27

The accompanying notes are an integral part of the statements.

                                                       Six Months Ended
                                                           March 31,
                                                        1998        1997
                                                          (Amounts in
                                                          thousands,
                                                       except per share
                                                           amounts)
                                                          (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities    $  64,456   $  58,122
   Interest and dividends on investments                 1,905       2,347
   Other                                                 1,098       1,317
 Total interest income                                  67,459      61,786
 INTEREST EXPENSE
   Interest on deposits                                 25,184      25,197
   Interest on borrowed money                           15,483      11,331
 Total interest expense                                 40,667      36,528
 NET INTEREST INCOME                                    26,792      25,258
 Provision for loan losses                               1,205       1,080
 Net interest income after provision for loan
   losses                                               25,587      24,178
 OTHER INCOME
   Net gain on sale of loans                               392         118
   Net gain on investment and mortgage-backed
     securities                                            271           5
   Loan servicing fees                                     654         700
   Service charges and fees on deposit accounts          2,875       2,708
   Real estate operations, net                              33         (68)
   Other                                                 2,768       2,586
 Total other income                                      6,993       6,049
 NON-INTEREST EXPENSE
   Salaries and employee benefits                       10,961      10,091
   Occupancy costs                                       1,744       1,735
   Marketing                                               681         657
   Depreciation, amortization, rental and
     maintenance of equipment                            1,370       1,405
   FDIC insurance premiums                                 358         715
   Merger-related expenses                                 317
   Other                                                 4,498       4,114
 Total non-interest expense                             19,929      18,717
 Income before income taxes                             12,651      11,510
 Income tax expense                                      4,678       4,226
 NET INCOME                                          $   7,973   $   7,284
 NET INCOME PER COMMON SHARE                         $    0.59   $    0.55
 NET INCOME PER COMMON SHARE DILUTED                 $    0.57   $    0.53

The accompanying notes are an integral part of the statements.

                                                       Six Months Ended
                                                        1998        1997
                                                          (Unaudited)
OPERATING ACTIVITIES
Net income                                           $   7,973   $   7,284
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation                                             877       1,002
  Gain on sale of loans, net                              (392)       (118)
  Gain on sale of investments and mortgage-backed
    securities, net                                       (271)         (5)
  (Gain) loss on sale of real estate owned, net            (64)         17
  Amortization of unearned discounts/premiums on
    investments                                           (159)          7
  Decrease in deferred loan fees and discounts            (557)       (310)
  (Increase) decrease in receivables and prepaid
    expenses                                            (1,917)        203
  Provision for loan losses                              1,205       1,080
  Proceeds from sales of loans held for sale            59,702      19,149
  Origination of loans held for sale                   (70,822)    (23,884)
  Decrease in accounts payable and other liabilities    (5,190)    (16,516)
Net cash used in operating activities                   (9,615)    (12,091)
INVESTING ACTIVITIES
Proceeds from maturity of investments                   11,974      15,100
Proceeds from sale of investments                        1,497       3,994
Net redemption (purchase) of mutual funds available
  for sale                                              (5,175)      8,766
Purchase of investments                                               (955)
Purchase of FHLB stock                                  (2,453)     (2,699)
Increase in loans, net                                 (32,159)    (45,559)
(Increase) decrease in credit card receivables             294        (618)
Purchase of loans and loan participations              (53,268)    (18,017)
Repayments on mortgage-backed securities                20,439       8,406
Purchase of mortgage-backed securities available for
  sale                                                  (9,876)    (30,182)
Sales of mortgage-backed securities                      6,452       3,039
Proceeds from the sales of real estate owned               452       1,547
Net purchase of office properties and equipment           (871)       (603)
Net cash used in investing activities                  (62,694)    (57,781)
FINANCING ACTIVITIES
Net increase in deposit accounts                        23,353       1,163
Net proceeds of FHLB advances                           55,500      53,980
Increase of securities sold under agreements to
  repurchase                                             2,671      13,165
Proceeds from sale of common stock                         830         506
Dividends paid                                          (2,897)     (2,277)
Treasury stock purchased                                   (88)     (1,510)
Net cash provided by financing activities               79,369      65,027
Net increase (decrease) in cash and cash
  equivalents                                            7,060      (4,845)
Cash and cash equivalents at beginning of period        48,034      43,114
Cash and cash equivalents at end of period           $  55,094   $  38,269
Supplemental disclosures:
  Cash paid during the period for:
  Interest                                           $  43,529   $  37,797
  Income taxes                                           5,120       3,614
  Loans foreclosed                                       2,015         518
  Loans securitized into mortgage-backed securities     53,226
  Unrealized net gain on securities available for
    sale, net of income tax                                338          98

The accompanying notes are an integral part of the statements.

                     FIRST FINANCIAL HOLDINGS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998
                               (Unaudited)

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

    The results of operations for the quarter and the six months ended March 31, 1998 may not necessarily be indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial.
These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position and future regulatory actions of the office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

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

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                              Quarter Ended March 31,
                                                 1998         1997
 Weighted average number of common shares
    used in basic EPS                          13,549,071   13,319,652
 Effect of dilutive stock options                 585,717      418,420
 Weighted average number of common shares
    and dilutive potential common shares used
    in diluted EPS                             14,134,788   13,738,072


                                                  Six Months Ended
                                                      March 31,
                                                 1998         1997
 Weighted average number of common shares
    used in basic EPS                          13,587,204   13,346,238
 Effect of dilutive stock options                 509,194      384,305
 Weighted average number of common shares
    and dilutive potential common shares used
    in diluted EPS                             14,096,398   13,730,543

C.  NATURE OF OPERATIONS

    First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment and insurance services through subsidiaries. The Company has a total of 35 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown and Florence counties, a loan origination office in coastal North Carolina and a private banking office in Hilton Head, South Carolina.

D.  MERGERS AND ACQUISITIONS

    On November 7, 1997, First Financial completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors") in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Investors' shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors stock held, which resulted in the issuance of 709 thousand shares. Based on the last reported sales price of the Company's common stock on November 7, 1997, such shares had an aggregate value of approximately $14.4 million. At the time of the acquisition, Investors had assets of approximately $62.7 million, deposits of $55.0 million and stockholders equity of $7.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended March 31, 1998 improved 10% to $4.1 million from net income of $3.7 million in the comparable quarter in 1997. Earnings per common share increased to $.30 for the current quarter compared to $.28 in the March 1997 quarter. On a diluted basis, earnings per common share increased to $.29 from $.27 in the comparable period. All per share data reflects the Company's two-for-one stock split which was effective March 27, 1998.

    In the first six months of 1998, First Financial reported that it earned $8.0 million compared with $7.3 million in the first six months of 1997. Results for the six months included approximately $317 thousand in non-recurring before-tax expenses related to the acquisition of Investors Savings Bank of South Carolina, Inc., which was completed in November 1997. Year-to-date earnings per common share and diluted earnings per common share improved to $.59 and $.57, respectively, compared with $.55 and $.53 in 1997.

BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled $1.9 billion at March 31, 1998. During the six months ended March 31, 1998 assets increased $83.2 million, or 9.4% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash, deposits in transit and interest-bearing deposits increased $7.1 million during the six months and totaled $55.1 million at March 31, 1998. Investments held to maturity declined by $7.1 million and investment in the capital stock of the Federal Home Loan Bank ("FHLB") of Atlanta increased $2.5 million. Maturities of investments totaled $12.0 million during the six months. Mortgage-backed securities totaled $186 million at March 31, 1998, increasing $36.4 million during the six month period. The Company's securitization of $53.2 million of single family loans for mortgage-backed securities during the first quarter was the principal factor leading to the growth in mortgage-backed securities. During the six months ended March 31, 1998, purchases of mortgage-backed securities totaled $9.9 million while sales and repayments totaled $6.5 million and $20.4 million, respectively.

Loans Receivable

    Loans receivable, including loans held for sale, totaled $1.5 billion at March 31, 1998, increasing $41.9 million from September 30, 1997. The Company purchased $22.9 million in adjustable-rate loans during the first half of 1998 and swapped $53.2 million of fixed-rate
loans in a securitization transaction.   The principal use of the
Company's funds is the origination of mortgage and other loans. The Company originated $185.3 million (net of refinances) in mortgage loans, $52.8 million in consumer loans and $18.0 million in commercial business loans during the six months ending March 31, 1998. Included in mortgage loan originations were $70.8 million in loans originated for sale. The Company also originated or purchased $30.4 million in loans through its regional correspondent originators.

    Loans comprise the major portion of interest-earning assets of the Company, accounting for 80% of assets at March 31, 1998. The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

    The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                       March 31,     September 30,
                                         1998             1997
   Residential (1-4 family)         $1,075,037      $  1,044,045
   Other residential                    49,794            53,368
   Land and lots                        68,776            58,251
   Commercial real estate              150,867           159,228
   Consumer                            156,087           145,133
   Commercial business                  34,276            34,472
   Total gross loans                $1,534,837      $  1,494,497


     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $68.2 million at March 31, 1998. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $139.5 million as of March 31, 1998.
    The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. In an effort to expand mortgage lending operations and improve earning asset growth the Company began originating mortgage loans in other markets in 1995. The Company utilizes its existing mortgage loan products and programs in establishing correspondent relationships with other lenders.


Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                            March 31,   September 30,
                                              1998           1997
 Non-accrual loans                         $  4,445       $  6,609
 Loans 90 days or more delinquent (1)            56            568
 Renegotiated loans                           6,215          6,776
 Real estate and other assets acquired
   in settlement of loans                    12,638         11,658
 Total                                     $ 23,354       $ 25,611
 As a percent of net loans and real
   estate owned                                1.55%          1.75%
 As a percent of total assets                  1.26%          1.44%
(1) The Company continues to accrue interest on these loans.


Allowance for Loan Losses

    The allowance for loan losses represents a reserve for potential losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.
    The following table provides a summary of activity in the allowance for loan losses for the first six months of fiscal 1998 (amounts in thousands).

                 Balance                                     Balance
              September 30,            Charge-               March 31,
                   1997     Additions   offs    Recoveries     1998
 Real estate  $     9,003   $   563   $   876  $       90   $  8,780
 Commercial         1,384      (724)       99         373        934
   business
 Consumer           1,716     1,361       850         129      2,356
   Total      $    12,103   $ 1,200   $ 1,825  $      592   $ 12,070

    Net loan charge-offs of $1.2 million during the six months ended March 31, 1998 included $679 thousand related to a $2.8 million multifamily loan on which the company had maintained an $800 thousand specific reserve.

    The Company's impaired loans totaled $5.2 million at March 31, 1998, $7.6 million at September 30, 1997 and $19.3 million at March 31, 1997.

Deposits and Borrowings

    First Financial's deposit composition at March 31, 1998 is as follows (amounts in thousands):

                                               March 31, 1998
                                            Balance    % of Total
   Checking accounts                     $  153,024        13.34%
   Passbook, statement and other
     accounts                               122,549        10.68
   Money market accounts                    154,138        13.43
   Certificate accounts                     717,630        62.55
      Total deposits                     $1,147,341       100.00%


   While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At March 31, 1998, deposits as a percentage of liabilities, declined to 66% from 68% at September 30, 1997.

   Primarily as a result of growth in assets during the first half of 1998 and the utilization of FHLB advances as a primary source of funds, total borrowings increased $58.2 million to total $556.4 million as of March 31, 1998.

Stockholders' Equity

   Stockholders' equity increased $6.7 million during the six months of fiscal 1998 to total $118.2 million at March 31, 1998. The Company's capital ratio, total capital to total assets, was 6.36% at March 31, 1998, compared to 6.28% at September 30, 1997. During the six months, the Company's dividends to stockholders totaled $2.9 million, or 36.3% of net income for the same period.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 1998, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 1998:

                                   First Federal     Peoples Federal
                                          Percent            Percent
                                             of                of
                                  Amount   Assets    Amount  Assets
                                        (Amounts in thousands)
   Tangible capital              $80,722    6.32%   $40,547    7.16%
   Tangible capital requirement   19,162    1.50      8,493    1.50
   Excess                        $61,560    4.82%   $32,054    5.66%

   Core capital                  $80,722    6.32%   $40,547    7.16%
   Core capital requirement       51,099    4.00     22,647    4.00
   Excess                        $29,623    2.32%   $17,900    3.16%

   Risk-based capital(a)         $87,977   10.30%   $41,703   12.56%
   Minimum risk-based capital
     requirement(a)               68,347    8.00     26,560    8.00
   Excess(a)                     $19,630    2.30%   $15,143    4.56%
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

    During the current six months the Company experienced a net cash outflow from investing activities of $62.7 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment and mortgage-backed securities. The Company experienced cash outflows of $9.6 million from operating activities principally as a result of $70.8 million in loans originated for sale offset by sales through March of 1998 totaling $59.7 million. Financing activities resulted in cash inflows of $79.4 million, consisting principally of $55.5 million in FHLB advances and $23.4 million in increased deposit account balances.

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

    The Company has agreed to prepay, at a price of 100% of the principal plus accrued interest to the date of prepayment, up to $1.0 million of the notes tendered by noteholders for prepayment during the period of issuance through September 1, 1993, and thereafter in any twelve month period ending September 1, subject to certain limitations. The senior notes became callable at par at the Company's option on September 1, 1997. As of March 31, 1998, First Financial had cash reserves and marketable securities of $14.4 million.

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

    The following table is a summary of First Financial's one year gap at March 31, 1998 (amounts in thousands):

                                                             March 31,
                                                               1998
Interest-earning assets maturing or repricing within one
  year                                                     $   838,917
Interest-bearing liabilities maturing or repricing within
  one year                                                   1,102,572
Cumulative gap                                             $  (263,655)

Gap as a percent of total assets                                (14.19)%

    The Company's one year gap as a percent of total assets changed from (12.33)% to (14.19)% during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 1998 AND 1997

Net Interest Income

    First Financial's net interest income for the three months ending March 31, 1998 was $33.8 million compared with $31.0 million for the comparable quarter in fiscal 1997. The gross interest margin declined from 2.94% in the prior quarter to 2.79% in the current quarter and reflects a decline of .13% between the two comparable periods in the Company's average yield on earning assets and an increase of .02% in the Company's average cost of funds.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters
(amounts in thousands):

                                          Quarter Ended March 31,
                                         1998                  1997
                                              Average              Average
                                   Average     Yield/    Average    Yield/
                                   Balance      Rate     Balance     Rate
 Loans and mortgage-backed
   securities                    $1,663,452    7.78%   $ 1,491,057  7.94%
 Investments and other
   interest-earning assets           93,348    6.37        110,966  6.51
 Total interest-earning assets   $1,756,800    7.71%   $ 1,602,023  7.84%

 Deposits                        $1,131,888    4.46%   $ 1,106,985  4.57%
 Borrowings                         546,866    5.87        414,342  5.76
 Total interest-bearing
   liabilities                   $1,678,754    4.92%   $ 1,521,327  4.90%
 Gross interest margin                         2.79%                2.94%
 Net interest margin                           3.06%                3.15%

    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                             Quarter Ended March 31
                                                1998 versus 1997
                                            Volume     Rate    Total
 Interest income:
   Loans and mortgage-backed securities   $  3,574   $ (554) $3,020
   Investments and other interest-
     earning assets                           (151)     (20)   (171)
 Total interest income                       3,423     (574)  2,849
 Interest expense:
   Deposits                                    275     (307)    (32)
   Borrowings                                1,919      115   2,034
 Total interest expense                      2,194     (192)  2,002
   Net interest income                    $  1,229   $ (382) $  847


    Average balances of interest-earning assets increased $154.8 million, or 9.7%, in the March 1998 quarter compared with the March 1997 quarter, contributing to a $1.2 million increase in net interest income due to changes in volume. However, a decline in the Company's net interest margin from 3.15% in the March 1997 quarter to 3.06% in the December 1998 quarter reduced net interest income by approximately $382 thousand and served to offset a portion of the increase due to volume changes. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $600 thousand, compared to $540 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $362 thousand compared with $293 thousand in the comparable quarter in fiscal 1997. Total loan loss reserves as of March 31, 1998 were $12.1 million, or .81% of the total net loan portfolio.

Other Income/Non-Interest Expenses

    Total other income increased $438 thousand in the March 1998 quarter over the comparable quarter in 1997. Sales of loans held for sale increased $31.5 million between the two periods and increased net gains to $315 thousand in the current quarter from net gains of $66 thousand recorded in the March 1997 quarter. The Company also recorded net gains of $65 thousand on investment and mortgage-backed securities sales in the March 1998 quarter.

    Non-interest expense increased $586 thousand, or 6.3%, during the current quarter. The increase in the current quarter is primarily attributable to higher personnel costs of $480 thousand and higher general operating costs, offset partially by lower marketing and FDIC insurance premium costs.


COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 1998 AND 1997

Net Interest Income

    First Financial's net interest income for the six months ending March 31, 1998 was $26.8 million compared with $25.3 million for the comparable six months in fiscal 1997. The gross interest margin declined from 2.93% in the prior six months to 2.82% in the current six months.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                              Six Months Ended
                                                  March 31,
                                         1998                 1997
                                             Average               Average
                                   Average    Yield/    Average     Yield/
                                   Balance     Rate     Balance      Rate
 Loans and mortgage-backed
   securities                    $ 1,645,324   7.82%  $1,465,626    7.93%
 Other interest-earning assets        94,559   6.37      120,999    6.32
 Total interest-earning assets   $ 1,739,883   7.74%  $1,586,625    7.81%

 Deposits                        $ 1,129,281   4.47%  $1,107,085    4.55%
 Borrowings                          528,510   5.87      392,339    5.81
 Total interest-bearing
   liabilities                   $ 1,657,791   4.92%  $1,499,424    4.88%

 Gross interest margin                         2.82%                2.93%
 Net interest margin                           3.08%                3.18%


    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                               Six Months Ended March 31,
                                                    1998 versus 1997
                                              Volume     Rate      Total
 Interest income:
   Loans and mortgage-backed securities      $ 7,135   $  (801)  $ 6,334
   Investments and other interest-earning
     assets                                     (696)       35      (661)
 Total interest income                         6,439      (766)    5,673
 Interest expense:
   Deposit accounts                              464      (477)      (13)
   Borrowings                                  4,032       120     4,152
 Total interest expense                        4,496      (357)    4,139
   Net interest income                       $ 1,943   $  (409)  $ 1,534


Provision for Loan Losses

    During the current six months, First Financial's provision for loan losses totaled $1.2 million, compared to $1.1 million during the same period in the previous year. Net charge-offs for the current six months totaled $1.2 million compared with $817 thousand in the comparable period in fiscal 1997. Charge-offs in the current six months included $679 thousand related to a $2.8 million multifamily loan.

Other Income/Non-interest Expense

    Total other income improved $944 thousand in the current six months. Fees on deposit accounts increased $167 thousand during the current six months while brokerage fees and bank card fees increased $129 thousand and $65 thousand, respectively, in the current period. The Company recorded gains of $392 thousand on loan sales during the current six months compared with gains of $118 thousand in the six months ended March 31, 1997.

    Non-interest expense increased $1.2 million or 6.5% during the current six months. Non-interest expense in the current six months included non-recurring expenses of $317 thousand related to the Investors merger. Excluding the effect of non-recurring expenses related to the merger, total non-interest expense increased $895 thousand or approximately 4.8%. The increase is attributable principally to higher personnel costs, offset partially by a decline in FDIC insurance premiums.

Income Tax Expense

    During the first six months, the Company's effective tax rate was 37% compared to 36.7% in the comparable period. The actual tax provision of $4.7 million resulted in an increase of $452 thousand from the prior period.


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

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
   (3.1) Certificate of Incorporation, as amended, of Registrant (1) (3.2) Bylaws, as amended, of Registrant (2)
   (3.3) Amendment to Registrant's Bylaws (3)
   (3.4) Amendment to Registrant's Certificate of Incorporation (4) (3.5) Amendment to Registrant's Bylaws
     (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
  (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
  (10.3) Employment Agreement with A. Thomas Hood, as amended (6)
  (10.4) Employment Agreement with Charles F. Baarcke, Jr. (7)
  (10.5) Employment Agreement with John L. Ott, Jr. (7)
  (10.6) 1990 Stock Option and Incentive Plan (8)
  (10.7) 1994 Outside Directors Stock Options-for-Fees Plan (9)
  (10.8) 1994 Employee Stock Purchase Plan (9)
  (10.9) 1996 Performance Equity Plan for Non-Employee Directors (10) (10.10) Employment Agreement with Susan E. Baham (6)
 (10.11) 1997 Stock Option and Incentive Plan (11)
    (22) Subsidiaries of the Registrant (3)
    (27) Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
      31, 1995
(3)   Incorporated by reference to Registrant's Annual Report on
      Form 10-K for the year ended September 30, 1997
(4)   Incorporated by reference to the Registrant's Quarterly
      Report on Form 10-Q for the quarter ended December 31,
      1997
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)   Incorporated by reference to the Registrant's Annual
      Report on Form 10-K for the year ended September 30, 1996.
(7)   Incorporated by reference to the Registrant's Annual
      Report on Form 10-K
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)   Incorporated by reference to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)  Incorporated by reference to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)  Incorporated by reference to the Registrant's Preliminary
      Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.

Reports on Form 8-K

    The Company filed a Form 8-K under Item 5 on February 27, 1998 to report on the two-for-one common stock split effected in the form of a 100 percent stock dividend which was payable on March 27, 1998.

                     FIRST FINANCIAL HOLDINGS, INC.

                               SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Financial Holdings, Inc.
Date: May 15, 1998            By:   /s/ A. Thomas Hood
                                   A. Thomas Hood
                                   President and Chief Executive Officer
                                   Duly Authorized Representative

                               EXHIBIT 3.5

    At their March 26, 1998, board meeting, the Board of Directors of First Financial Holdings, Inc. amended Article III, Section 2 of the First Financial Holdings, Inc. Bylaws to read as follows:

        "SECTION 2. Number, Term and Election. The board of directors shall consist of ten members and shall be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a term of three years and until their successors are elected or qualified. One class shall be elected by ballot annually. The board of directors shall be classified in accordance with the provisions of the Corporation's Certificate of Incorporation."

    I, the undersigned Secretary of First Financial Holdings, Inc., do hereby certify that the above amendment was adopted by unanimous vote at the above-stated board meeting.


                              /s/ Phyllis B. Ainsworth
                              Phyllis B. Ainsworth, Corporate Secretary

May 11, 1998