Form 10-Q
period 1998-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1998-08-14
CIK 787075

UNITED STATES
                 SECURITY AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

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


Registrant's telephone number, including area code(843) 529-5800


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


            Class                      Outstanding Shares at
         Common Stock                      July 31, 1998

        $.01 Par Value                      13,635,438

                  FIRST FINANCIAL HOLDINGS, INC.

                              INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition
     at June 30, 1998 and September 30, 1997               1

     Consolidated Statements of Income for the Three
     Months Ended June 30, 1998 and 1997                   2

     Consolidated Statements of Income for the Nine
     Months Ended June 30, 1998 and 1997                   3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 1998 and 1997              4

     Notes to Financial Statements                         6

     Management's Discussion and Analysis of Results
     of Operations and Financial Condition                 8

PART II - OTHER INFORMATION                               17

SIGNATURES                                                19

EXHIBIT 10.13                                             20


                        SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                                 FIRST FINANCIAL HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      June 30,    September 30,
                                                                         1998          1997
                                                                      (Amounts in thousands)
                                                                     (Unaudited)
 ASSETS
 Cash and cash equivalents                                          $     50,714  $    48,034
 Investments held to maturity (market value of $7,179 and $14,345)         7,144       14,282
 Investments available for sale, at fair value                            32,909       40,826
 Investment in capital stock of Federal Home Loan Bank, at cost           26,050       21,851
 Loans receivable, net                                                 1,521,937    1,446,981
 Loans held for sale                                                      18,032        4,516
 Mortgage-backed securities available for sale, at fair value            165,025      148,963
 Mortgage-backed securities held to maturity (market value of $556
   and $828)                                                                 546          818
 Office properties and equipment, net                                     16,519       15,944
 Real estate and other assets acquired in settlement of loans             11,654       11,658
 Other assets                                                             23,668       21,079
 Total assets                                                       $  1,874,198  $ 1,774,952

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposit accounts                                                 $  1,153,667  $ 1,123,988
   Advances from Federal Home Loan Bank                                  514,000      419,577
   Securities sold under agreements to repurchase                         20,823       58,896
   Long-term debt                                                         19,763       19,763
   Accounts payable and other liabilities                                 44,335       41,200
 Total liabilities                                                     1,752,588    1,663,424

 Stockholders' equity:
   Serial preferred stock, authorized 3,000,000 shares--
     none issued
   Common stock, $.01 par value, authorized 24,000,000 shares, issued and outstanding 15,005,975 and 14,835,218 shares at
     June 30, 1998 and September 30, 1997, respectively                      150          148
   Additional paid-in capital                                             30,092       28,901
   Retained income, substantially restricted                              97,145       88,787
   Unrealized net gain on securities available for sale,
     net of income tax                                                     1,775        1,156
   Treasury stock at cost, 1,374,236 and 1,370,254 shares at June
     30, 1998 and September 30, 1997, respectively                       (7,552)       (7,464)
 Total stockholders' equity                                              121,610      111,528
 Total liabilities and stockholders' equity                         $  1,874,198  $ 1,774,952

The accompanying notes are an integral part of the statements.

                  FIRST FINANCIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                                                                        Three Months Ended
                                                                              June 30
                                                                        1998          1997
                                                                      (Amounts in thousands,
                                                                     except per share amounts)
                                                                            (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed securities                 $   33,057    $  30,133
   Interest and dividends on investments                                   919        1,126
   Other                                                                   437          543
 Total interest income                                                  34,413       31,802
 INTEREST EXPENSE
   Interest on deposits                                                 12,587       12,492
   Interest on borrowed money                                            7,982        6,501
 Total interest expense                                                 20,569       18,993
 NET INTEREST INCOME                                                    13,844       12,809
 Provision for loan losses                                                 600          615
 Net interest income after provision for loan losses                    13,244       12,194
 OTHER INCOME
   Net gain on sale of loans                                               289           67
   Net gain on investment and mortgage-backed securities                   200          205
   Loan servicing fees                                                     297          332
   Service charges and fees on deposit accounts                          1,434        1,421
   Real estate operations, net                                            (324)          (4)
   Other                                                                 1,365        1,310
 Total other income                                                      3,261        3,331
 NON-INTEREST EXPENSE
   Salaries and employee benefits                                        5,576        5,177
   Occupancy costs                                                         894          865
   Marketing                                                               376          493
   Depreciation, amortization, rental and  maintenance of equipment        702          718
   FDIC insurance premiums                                                 175          206
   Other                                                                 2,710        2,387
 Total non-interest expense                                             10,433        9,846
 Income before income taxes                                              6,072        5,679
 Income tax expense                                                      1,869        2,092
 NET INCOME                                                         $    4,203    $   3,587
 NET INCOME PER COMMON SHARE                                        $     0.31    $    0.27
 NET INCOME PER COMMON SHARE DILUTED                                $     0.30    $    0.26

The accompanying notes are an integral part of the statements.

                  FIRST FINANCIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                                                                        Nine Months Ended
                                                                             June 30,
                                                                        1998          1997
                                                                      (Amounts in thousands,
                                                                    except per share amounts)
                                                                           (Unaudited)
 INTEREST INCOME
 Interest on loans and mortgage-backed securities                   $  97,513     $  88,255
   Interest and dividends on investments                                2,824         3,473
   Other                                                                1,535         1,860
 Total interest income                                                101,872        93,588
 INTEREST EXPENSE
   Interest on deposits                                                37,771        37,689
   Interest on borrowed money                                          23,465        17,832
 Total interest expense                                                61,236        55,521
 NET INTEREST INCOME                                                   40,636        38,067
 Provision for loan losses                                              1,805         1,695
 Net interest income after provision for loan losses                   38,831        36,372
 OTHER INCOME
   Net gain on sale of loans                                              681           185
   Net gain on investment and mortgage-backed securities                  471           210
   Loan servicing fees                                                    951         1,032
   Service charges and fees on deposit accounts                         4,309         4,129
   Real estate operations, net                                           (291)          (72)
   Other                                                                4,133         3,896
 Total other income                                                    10,254         9,380
 NON-INTEREST EXPENSE
   Salaries and employee benefits                                      16,537        15,268
   Occupancy costs                                                      2,638         2,600
   Marketing                                                            1,057         1,150
   Depreciation, amortization, rental and maintenance of equipment      2,072         2,123
   FDIC insurance premiums                                                533           921
   Merger-related expenses                                                317
   Other                                                                7,208         6,501
 Total non-interest expense                                            30,362        28,563
 Income before income taxes                                            18,723        17,189
 Income tax expense                                                     6,547         6,318
 NET INCOME                                                         $  12,176     $  10,871
 NET INCOME PER COMMON SHARE                                        $    0.90     $    0.81
 NET INCOME PER COMMON SHARE DILUTED                                $    0.86     $    0.79

The accompanying notes are an integral part of the statements.

                  FIRST FINANCIAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                             June 30,
                                                                        1998          1997
                                                                      (Amounts in thousands)
                                                                           (Unaudited)
 OPERATING ACTIVITIES
 Net income                                                         $  12,176     $  10,871
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                         1,313         1,519
   Gain on sale of loans, net                                            (681)         (185)
   Gain on sale of investments and mortgage-backed seucrities, net       (471)         (210)
   (Gain) loss on sale of real estate owned, net                          (49)           27
   Amortization of unearned discounts/premiums on investments            (415)          250
   Decrease in deferred loan fees and discounts                          (490)         (247)
   (Increase) decrease in receivables and prepaid expenses             (2,589)          298
   Provision for loan losses                                            1,805         1,650
   Write downs of real estate acquired in settlement of loans             275            24
   Proceeds from sales of loans held for sale                         118,637        32,808
   Origination of loans held for sale                                (132,153)      (39,093)
   Increase (decrease) in accounts payable and accrued expenses         2,735       (10,981)
 Net cash provided by (used in) operating activities                       93        (3,269)

 INVESTING ACTIVITIES
 Proceeds from maturity of investments                                 14,042        18,100
 Proceeds from sale of investments                                      4,889         7,065
 Net redemption (purchase) of mutual funds available for sale          (3,120)        9,016
 Purchase of investments                                                               (966)
 Purchase of FHLB stock                                                (4,199)       (5,383)
 Increase in loans, net                                              (129,634)     (103,770)
 (Increase)decrease in credit card receivables                            443          (658)
 Repayments on mortgage-backed securities                              36,269        12,718
 Purchase of mortgage-backed securities available for sale            (21,779)      (52,406)
 Proceeds from sale of mortgage-backed securities                      24,095        11,453
 Proceeds from the sales of real estate owned                             661         1,755
 Net purchase of office properties and equipment                       (1,888)         (848)
 Net cash used in investing activities                                (80,221)     (103,924)

 FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts                           29,679         8,413
 Net proceeds of FHLB advances                                         94,423       107,650
 Increase (decrease) of securities sold under agreements to
   repurchase                                                         (38,073)        8,880
 Proceeds from sale of common stock                                     1,193           915
 Dividends paid                                                        (4,326)       (3,418)
 Treasury stock purchased                                                 (88)       (1,515)
 Net cash provided by financing activities                             82,808       120,925
 Net increase in cash and cash equivalents                              2,680        13,732
 Cash and cash equivalents at beginning of period                      48,034        43,114
 Cash and cash equivalents at end of period                         $  50,714     $  56,846
 Supplemental disclosures:
   Cash paid during the period for:
   Interest                                                         $  61,873     $  54,974
   Income taxes                                                         7,245         3,944
   Loans foreclosed                                                     2,419        12,184
   Loans securitiezed into mortgage-backed securities                  53,226
   Unrealized net gain on securities available for sale,
     net of income tax                                                    619           638

The accompanying notes are an integral part of the statements.

                  FIRST FINANCIAL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

    The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial s latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 1997 amounts have been reclassified to conform with the statement presentations for fiscal 1998.

    The results of operations for the quarter and the nine months ended June 30, 1998 may not necessarily be indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company s interest rate risk position and future regulatory actions of the office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company s actual results may differ materially and adversely from those discussed in forward-looking statements.

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

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                              Quarter Ended June 30,
                                                 1998         1997
 Weighted average number of common shares
    used in basic EPS                          13,607,943   13,381,428
 Effect of dilutive stock options                 516,860      421,578
 Weighted average number of common shares
    and dilutive potential common shares
    used in diluted EPS                        14,124,803   13,803,006


                                            Nine Months Ended June 30,
                                                 1998         1997
 Weighted average number of common shares
    used in basic EPS                          13,548,567   13,357,775
 Effect of dilutive stock options                 557,299      396,922
 Weighted average number of common shares
    and dilutive potential common shares
    used in diluted EPS                        14,105,866   13,754,697

C.  NATURE OF OPERATIONS

    First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment and insurance services through subsidiaries. The Company has a total of 36 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown and Florence counties, a loan origination office in coastal North Carolina and a private banking office in Hilton Head, South Carolina.

D.  MERGERS AND ACQUISITIONS

    On November 7, 1997, First Financial completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors") in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Investors' shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors stock held, which resulted in the issuance of 709 thousand shares. Based on the last reported sales price of the Company's common stock on November 7, 1997, such shares had an aggregate value of approximately $14.4 million. At the time of the acquisition, Investors had assets of approximately $62.7 million, deposits of $55.0 million and stockholders' equity of $7.3 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended June 30, 1998 improved 17% to $4.2 million from net income of $3.6 million in the comparable
quarter in 1997.    Earnings per common share increased to $.31
for the current quarter compared to $.27 in the June 1997 quarter. On a diluted basis, earnings per common share increased to $.30 from $.26 in the comparable period.

    In the first nine months of 1998, First Financial reported that it earned $12.2 million compared with $10.9 million in the first nine months of 1997. Results for the nine months included approximately $317 thousand in non-recurring before-tax expenses related to the acquisition of Investors Savings Bank of South Carolina, Inc., which was completed in November 1997. Year-to-date earnings per common share and diluted earnings per common share improved to $.90 and $.86, respectively, compared with $.81 and $.79 in 1997.


BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled $1.9 billion at June 30, 1998. During the nine months ended June 30, 1998 assets increased $99.2 million, or 7.5% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash, deposits in transit and interest-bearing deposits increased $2.7 million during the nine months and totaled $50.7 million at June 30, 1998. Investments declined by $15.1 million while investments in the capital stock of the Federal Home Loan Bank ("FHLB") of Atlanta increased $4.2 million. Maturities of investments totaled $14.0 million during the nine months.
Sales of securities totaled $4.9 million during the nine-month period. Mutual fund balances increased $3.1 million in the nine months.

    Mortgage-backed securities totaled $165.6 million at June 30, 1998, increasing $15.8 million during the first nine months of 1998. The Company has utilized cash flows from maturities and sales of investments to increase its mortgage-backed securities and improve overall earning asset yields. The Company's securitization of $53.2 million of single family loans for mortgage-backed securities during the first quarter was the principal factor leading to the growth in mortgage-backed securities. During the none months ended June 30, 1998, purchases of mortgage-backed securities totaled $21.8 million while sales and repayments totaled $24.1 million and $36.3 million, respectively.

Loans Receivable

    Loans receivable, including loans held for sale, totaled $1.5 billion at June 30, 1998, increasing $88.5 million from September 30, 1997. The Company purchased $22.9 million in adjustable-rate loans during the first half of 1998 and swapped $53.2 million of
fixed-rate loans in a securitization transaction.   The principal
use of the Company's funds is the origination of mortgage and other loans. The Company originated $318.3 million (net of refinances) in mortgage loans, $87.0 million in consumer loans and $30.2 million in commercial business loans during the nine months ending June 30, 1998. Included in mortgage loan originations were $132.2 million in loans originated for sale. The Company also originated or purchased $56.7 million in loans through its regional correspondent originators.

    Loans comprise the major portion of interest-earning assets of the Company, accounting for 82% of assets at June 30, 1998. The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production. The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                               June 30, 1998  September 30, 1997
  Residential (1-4 family)    $ 1,114,368         $ 1,044,045
  Other residential                45,675              53,368
  Land and lots                    77,141              58,251
  Commercial real estate          145,869             159,228
  Consumer                        165,273             145,133
  Commercial business              36,155              34,472
  Total gross loans           $ 1,584,481         $ 1,494,497

     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $78.1 million at June 30, 1998. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $144.6 million as of June 30, 1998.

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


Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                          June 30, September 30,
                                            1998        1997
 Non-accrual loans                      $   4,049  $    6,609
 Loans 90 days or more delinquent (1)          40         568

 Renegotiated loans                         6,061       6,776
 Real estate and other assets acquired
    in settlement of loans                 11,654      11,658
 Total                                  $  21,804  $   25,611
 As a percent of net loans and real
    estate owned                             1.41%      1.75%
 As a percent of total assets                1.16%      1.44%

(1) The Company continues to accrue interest on these loans.

   At June 30, 1998, the Company had negotitated a contract for sale on one of the two shopping centers acquired by foreclosure in the June 1997 quarter. The closing occured in early August on this property which had a carrying value of $5.4 million at June 30, 1998.

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

                         Balance                                       Balance
                      September 30,                                   June 30,
                           1997      Additions  Chargeoffs Recoveries   1998
 Real estate          $     9,003   $    474   $     973   $    113  $   8,617
 Commercial business        1,384       (600)        105        388      1,067
 Consumer                   1,716      1,931       1,165        191      2,673
   Total              $    12,103   $  1,805   $   2,243   $    692  $  12,357

   Net loan charge-offs of $1.6 million during the nine months ended June 30, 1998 included $679 thousand related to a $2.8 million multifamily loan on which the company had maintained an $800 thousand specific reserve.

   The Company's impaired loans totaled $4.7 million at June 30, 1998, $7.6 million at September 30, 1997 and $7.2 million at
June 30, 1997.


Deposits and Borrowings

   First Financial's deposit composition at June 30, 1998 is as follows (amounts in thousands):

                                              June 30, 1998
                                           Balance    % of Total
 Checking accounts                       $  161,770      14.02%

 Passbook, statement and other accounts     122,782      10.64
 Money market accounts                      150,215      13.02
 Certificate accounts                       718,900      62.32
   Total deposits                        $1,153,667     100.00%


   While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over recent years. At June 30, 1998, deposits as a percentage of liabilities, declined to 66% from 68% at September
30, 1997.

   Primarily as a result of growth in loans receivable during the nine months ended June 30, 1998 and the utilization of FHLB advances as a primary source of funds, total borrowings increased
$56.4 million during the period.

Stockholders' Equity

   Stockholders' equity increased $10.1 million during the first nine months of fiscal 1998 to total $121.6 million at June 30, 1998. The Company's capital ratio, total capital to total assets, was 6.49% at June 30, 1998, compared to 6.28% at
September 30, 1997.   During the nine months, the Company's
dividends to stockholders totaled $4.3 million, or 35.5% of net income for the same period.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1998, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 1998:


                                        First Federal        Peoples Federal
                                                Percent                Percent
                                                   of                     of
                                      Amount     Assets      Amount     Assets
                                               (Amounts in thousands)

Tangible capital                    $ 81,549      6.37%    $ 40,959       7.10%
Tangible capital requirement          19,198      1.50        8,650       1.50
Excess                              $ 62,351      4.87%    $ 32,309       5.60%

Core capital                        $ 81,549      6.37%    $ 40,959       7.10%

Core capital requirement              51,195      4.00       23,065       4.00
Excess                              $ 30,354      2.37%    $ 17,894       3.10%

Risk-based capital(a)               $ 88,870     10.22%    $ 42,116      12.26%

Minimum risk-based capital
requirement(a)                        69,567      8.00       27,489       8.00
Excess(a)                           $ 19,303      2.22%    $ 14,627       4.26%
(a)  Based on total risk-weighted assets.

    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10K for the fiscal year ending September 30, 1997.


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

    During the current nine months the Company experienced a net cash outflow from investing activities of $80.2 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by sales and maturities of investment and mortgage-backed securities. The Company experienced a net cash inflow of $93 thousand from operating activities principally as a result of $132.2 million in loans originated for sale offset by sales through June of 1998 totaling $118.6 million and by other operating activities. Financing activities resulted in cash inflows of $82.8 million, consisting principally of $94.4 million in FHLB advances and $29.7 million in increased deposit account balances, offset partially by net repayments of $38.1 million of securities sold under agreement to repurchase.

Parent Company Liquidity

    As a holding company, First Financial conducts its business through its subsidiaries. First Financial issued $20.3 million in Senior Notes of the Company in September 1992 principally for the purpose of acquiring Peoples Federal. Sources for First
Financial's payment of principal and interest on the notes include: (I) dividends from First Federal and Peoples Federal;
(ii) payments from existing cash reserves and sales of marketable investment securities; and (iii) interest on investment assets.
The Company's Senior Notes became callable at par on Semptember
1, 1997. Recently the Company provided notice to noteholders of the early redemption of the Notes on September 1, 1998. The sources of repayment of the notes will primarily consist of existing cash reserves and the sale of investment securities, with the remainder provided from other financing sources.

    First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.
First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10K for the fiscal year ending September 30, 1997.

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

    The following table is a summary of First Financial's one year gap at indicated dates (amounts in thousands):

                                                      June 30,
                                                        1998
Interest-earning assets maturing or repricing
   within one year                                  $   809,651
Interest-bearing liabilities maturing or repricing
   within one year                                    1,159,480
Cumulative gap                                      $  (349,829)

Gap as a percent of total assets                        (18.67%)

    The Company's one year gap as a percent of total assets changed from (12.33)% to (18.67)% during the current nine months.
 The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING June 30, 1998 AND 1997

Net Interest Income

    First Financial's net interest income for the quarter ending
June 30, 1998 was $13.8 million compared with $12.8 million for the comparable quarter in fiscal 1997. The gross interest margin declined from 2.90% in the prior quarter to 2.86% in the current quarter.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

                                               Quarter Ended June 30,
                                             1998                  1997
                                                 Average                Average
                                      Average     Yield/    Average     Yield/
                                      Balance      Rate     Balance      Rate

 Loans and mortgage-backed
    securities                      $ 1,702,092    7.77%  $ 1,526,020    7.92%
 Investments and other interest-
    earning assets                       85,961    6.33       105,577    6.33
 Total interest-earning assets      $ 1,788,053    7.70%  $ 1,631,597    7.82%

 Deposits                           $ 1,149,830    4.39%  $ 1,112,292    4.51%

 Borrowings                             551,654    5.79       437,906    5.95
 Total interest-bearing                                   $ 1,550,198    4.92%
    liabilities                     $ 1,701,484    4.84%
 Gross interest margin                             2.86%                 2.90%
 Net interest margin                               3.10%                 3.14%

    The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                  Quarter Ended June 30
                                                     1998 versus 1997
                                             Volume        Rate        Total
 Interest income:
   Loans and mortgage-backed securities    $  3,492     $   (568)   $  2,924
   Investments and other interest-earning
      assets                                   (313)           0        (313)
 Total interest income                        3,179         (568)      2,611
 Interest expense:
   Deposits                                     425         (330)         95
   Borrowings                                 1,659         (178)      1,481
 Total interest expense                       2,084         (508)      1,576
   Net interest income                     $  1,095     $    (60)   $  1,035

    Average balances of interest-earning assets increased $156.5 million, or 9.6%, in the June 1998 quarter compared with the June 1997 quarter, contributing to a $1.1 million increase in net interest income due to changes in volume. However, a decline in the Company's net interest margin from 3.14% in the June 1997 quarter to 3.10% in the December 1998 quarter reduced net interest income by approximately $60 thousand and served to offset a portion of the increase due to volume changes. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $600 thousand, compared to $615 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $316 thousand compared with $441 thousand in the comparable quarter in fiscal 1997. Total loan loss reserves as of June 30, 1998 and 1997 were $12.4 million and $12.1 million, respectively. Loan loss reserves as a percentage of the total net loan portfolio, excluding mortgage-backed securities, were .80% at June 30, 1998.

Other Income/Non-Interest Expenses

    Total other income declined $70 thousand in the current quarter. The decline was principally attributable to higher losses in real estate operations due to a write-down on one sizeable property pending its sale in the final quarter of fiscal 1998. Gains on the sale of loans increased $222 thousand due to an increase in the volume of loans sold in the current quarter.

    Non-interest expense increased $587 thousand or 6.0% during the current quarter. The increase in non-interest expense in the current quarter is primarily attributable to staff additions and to higher other operating costs, offset partially by lower marketing and FDIC insurance premium costs. The June 1998 quarter included non-recurring professional fees of approximately $375 thousand and the June 1997 quarter included the $313 thousand Savings Association Insurance Fund ("SAIF") Special Assessment of Investors.


Income Tax Expense

    During the current quarter, the Company's effective tax rate was 30.8% compared to 36.8% in the comparable quarter. The actual tax provision of $1.9 million resulted in a decline of $223 thousand from the prior period. During the quarter the Company implemented certain strategies aimed at reducing the Company's effective tax rate in future periods. It is expected that the effective tax rate in future quarters will range from 35% to 36%.


COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 1998 AND 1997

Net Interest Income

    First Financial's net interest income for the nine months ending June 30, 1998 was $40.6 million compared with $38.1 million for the comparable nine months in fiscal 1997. The gross interest margin declined from 2.92% in the prior nine months to 2.84% in the current nine months.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

                                              Nine months Ending
                                                   June 30,
                                         1998                     1997
                                 Average     Average      Average     Average
                                 Balance    Yield/Rate    Balance    Yield/Rate
 Loans and mortgage-backed
    securities                 $1,664,193       7.81%   $ 1,485,492      7.93%
 Investments and other
    interest-earning assets        91,928       6.34        115,753      6.32
 Total interest-earning
    assets                     $1,756,121       7.73%   $ 1,601,245      7.81%

 Deposits                      $1,136,119       4.44%   $ 1,108,820      4.54%
 Borrowings                       536,207       5.85        407,528      5.85
 Total interest-bearing
    liabilities                $1,672,326       4.89%   $ 1,516,348      4.89%

 Gross interest margin                          2.84%                    2.92%
 Net interest margin                            3.09%                    3.17%

    The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                Nine months Ended June 30,
                                                     1998 versus 1997
                                             Volume        Rate        Total
 Interest income:
   Loans and mortgage-backed securities    $ 10,592     $ (1,334)   $  9,258
   Investments and other interest-earning
     assets                                    (993)          19        (974)
 Total interest income                        9,599       (1,315)      8,284
 Interest expense:
   Deposit accounts                             919         (837)         82
   Borrowings                                 5,633                    5,633
 Total interest expense                       6,552         (837)      5,715
   Net interest income                     $  3,047     $   (478)   $  2,569


Provision for Loan Losses

    During the current nine months, First Financial's provision for loan losses totaled $1.8 million, compared to $1.7 million during the same period in the previous year. Net charge-offs for the current nine months totaled $1.6 million compared with $1.2
million in the comparable period in fiscal 1997.   Charge-offs in
the current nine months included $679 thousand related to a $2.8 million multifamily loan.


Other Income/Non-interest Expense

    Total other income improved $874 thousand in the current nine months. Fees on deposit accounts increased $180 thousand during the current nine months while brokerage fees and bank card fees increased $210 thousand and $82 thousand, respectively, in the current period. The Company recorded gains of $681 thousand on loan sales during the current nine months compared with gains of $185 thousand in the nine months ended June 30, 1997. Net gains on sales of investment and mortgage-backed securities totaled $471 thousand in the current nine months while such gains were $210 thousand in the prior nine months. Higher losses from real estate operations in the current nine months reflected a provision for loss on a pending contract of sale on a large shopping center.

    Non-interest expense increased $1.8 million or 6.3% during the current nine months. Non-interest expenses in the current nine months included non-recurring expenses of $317 thousand related to the Investors merger. Also included in nine-month expenses were approximately $375 thousand of non-recurring professional fees related to strategic intiatives of the Company. Non-interest expenses in the nine months ended June 30, 1997 included $313 thousand in non-recurring charges for the SAIF Special Assessment of Investors.

Income Tax Expense

    During the first nine months, the Company's effective tax rate was 35.0% compared to 36.8% in the comparable period. The actual tax provision of $6.5 million resulted in an increase of $229 thousand from the prior period.

Year 2000 Issue

    The Company continues to work aggressively on its comprehensive project concerning the impact of the Year 2000.
The awareness and assessment phases of the project have been completed and the remediation, validation and implementation phases are well underway. The Company's core business systems (those systems which run on its internal mainframe) are considered to be the most critical. The Company expects its host hardware and operating systems software to be compliant by September 30, 1998. The Company currently utilizes an integrated banking application system from one vendor for most of its critical banking applications. The Company last reported that it expected this critical application software vendor to have all of its systems compliant by March 31, 1998. This vendor has met expectations and the Company remains substantially on its timeline to have all of these banking application system releases tested by December 31, 1998. Management expects these critical banking applications will be moved from a test environment into production before March 31, 1999. The Company expects scheduled changes in operating system software and purchase of certain hardware components to bring its item processing ancilliary systems into compliance by December 31, 1998. Throughout 1999, the Company will continue to test for the Year 2000 and will also be conducting tests with external entities, such as service providers and the Federal Reserve, as they become Year 2000 compliant.

    As part of a comprehensive two year project, the Company recently selected software and hardware for new branch automation systems. The new teller systems, which are Year 2000 compliant, will be installed and in use by December 31, 1998. Upgrades to customer service platform systems will follow by March 31, 1999. Capitalized costs for the new branch automation hardware, software and a frame relay communication network are estimated to total approximately $2.0 million during fiscal 1998 and 1999. These expenditures will be below the Company's projected costs when the branch automation project was initiated.

    The Company has budgeted approximately $300 thousand in estimated operating costs for Year 2000 readiness, with approximately $100 thousand expensed to date. The costs of the Year 2000 project and the dates scheduled by the Company for being compliant are based on management's best estimates at this time.

    The Company continues to remediate non-critical systems and to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company is also developing a comprehensive contingency plan which will outline options in the event that any mission-critical application or system remediation efforts are not successful. The Company and its subsidiaries are regulated by federal thrift regulatory agencies, and thus are subject to supervisory reviews of all financial institutions' Year 2000 conversion efforts. Additionally, the vendor that provides the Company's integrated banking application system is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

      Management presently believes that with modifications to existing systems and, in certain circumstances, conversions to new systems, the effects of the Year 2000 problem will be minimized. There can be no assurance, however, that the systems of other vendors upon which the Company's operations rely, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the Company's modifications and conversions of its systems are not made, or are not completed on a timely basis, or if the Company is subject to failure of a critical vendor to be compliant, the Year 2000 Issue could have a material impact on the operations of the Company, which in turn could have a materially adverse effect on the Company's results of operations and financial condition.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

    For a comprehensive discussion of regulatory and accounting issues, refer to "Federal Regulation of Savings Associations" in the Company's 10K for the fiscal year ending September 30, 1997.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

    Information in the enclosed report, other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position and Year 2000 status. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements

                  FIRST FINANCIAL HOLDINGS, INC.

                        OTHER INFORMATION

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

There were no reports on Form 8-K filed during the quarter ended
June 30, 1998.

Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1)

   (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant's Bylaws (3)

   (3.4)Amendment to Registrant's Certificate of Incorporation (4) (3.5)Amendment to Registrant's Bylaws

   (4.0)Indenture, dated September 10, 1992, with respect to the
        Registrant's 9.375% Senior Notes, due September 1, 2001 (5) (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (6)

  (10.4)Employment Agreement with Charles F. Baarcke, Jr. (7)
  (10.5)Employment Agreement with John L. Ott, Jr. (7)

  (10.6)1990 Stock Option and Incentive Plan (8)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (9)

  (10.8)1994 Employee Stock Purchase Plan (9)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (10)

 (10.10)Employment Agreement with Susan E. Baham (6)
 (10.11)1997 Stock Option and Incentive Plan (11)

 (10.12)Investors Savings Bank of South Carolina, Inc. Incentive
        Stock Option Plan (12)
 (10.13)Borrowing Agreement with Bankers Bank

  (22.0)Subsidiaries of the Registrant (3)
    (27)Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.


                  FIRST FINANCIAL HOLDINGS, INC.

                            SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Financial Holdings, Inc.


Date: August 14, 1998              By:  /s/ A. Thomas Hood
                                        A. Thomas Hood
                                        President and Chief
                                        Executive Officer
                                        Duly Authorized
                                        Representative

                          EXHIBIT 10.13

                          LOAN AGREEMENT

    THIS LOAN AGREEMENT (this "Agreement") is made and entered into as of the 15th day of July, 1998, by and between THE BANKERS BANK, a banking corporation organized under the laws of Georgia (the "Lender"), and FIRST FINANCIAL HOLDINGS, INC., a Delaware corporation (the "Borrower").

                             RECITALS

    WHEREAS, the Borrower wishes to obtain from the Lender a loan in the principal amount of up to $25,000,000, and the Lender, on the terms and conditions hereinafter set forth, is willing to lend such sum to the Borrower;

    NOW, THEREFORE, for and in consideration of the premises, and the mutual agreements, warranties and representations herein made, the Lender and the Borrower agree as follows:

                     ARTICLE I - DEFINITIONS

    1.1 "Bank" means each of First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of South Carolina ("Peoples Federal"), two federal savings and loan associations formed under the laws of the United States, regulated by the Office of Thrift Supervision (the "OTS"), and authorized to do business in South Carolina.

    1.2 "Bank Stock" means all of the issued and outstanding capital stock of each Bank owned by Borrower.

    1.3  "Bank Subsidiaries" means each and every banking
Subsidiary of the Borrower, now or hereafter in existence, including, but not limited to, First Federal and Peoples Federal.

    1.4 "Capital" means all capital or all components of capital, other than any allowance for loan and lease losses that would otherwise be included and net of any intangible assets, as defined from time to time by the primary federal regulator of the Borrower, each Bank, or each of the other Bank Subsidiaries (as the case may be).

    1.5 "Collateral" means and includes all property assigned or pledged to the Lender or in which the Lender has been granted a security interest or to which the Lender has been granted security title under this Agreement or the other Financing
Documents or any other agreement, instrument, or document and the proceeds thereof.

    1.6  "Core Capital" shall have the definition set forth in 12
C.F.R. Section 567.5(a), as amended from time to time.

    1.7  "ERISA" means the Employee Retirement Income Security
Act of 1974, P.L. No. 93-406, as amended from time to time.

    1.8  "Event of Default" shall have the meaning set forth in
Article VII hereof.

    1.9 "Financing Documents" means and includes this Agreement, the Note, the Pledge Agreement, and all other associated loan and collateral documents including, without limitation, all guaranties, suretyship agreements, stock powers, security agreements, security deeds, subordination agreements, exhibits, schedules, attachments, financing statements, notices, consents, waivers, opinions, letters, reports, records, assignments, documents, instruments, information and other writings related thereto, or furnished by the Borrower to the Lender in connection therewith or in connection with any of the Collateral, and any amendments, extensions, renewals, modifications or substitutions thereof or therefor.

    1.10 "Lender" shall include transferees, assignees, and successors of the Lender, and all rights of the Lender under the Financing Documents shall inure to the benefit of its transferees, successors, and assigns. All obligations of the Borrower under the Financing Documents shall bind its heirs, legal representatives, successors, and assigns.

    1.11 "LIBOR" means the one month London Interbank Offered
Rate designated in the Money Rates Section of the Eastern Edition of The Wall Street Journal.

    1.12 "Liabilities" means all indebtedness, liabilities, and obligations of the Borrower or any Subsidiary thereof of any nature whatsoever which the Lender may now or hereafter have, own or hold, and which are now or hereafter owing to the Lender regardless of however and whenever created, arising or evidenced, whether now, heretofore or hereafter incurred, whether now, heretofore or hereafter due and payable, whether alone or together with another or others, whether direct or indirect, primary or secondary, absolute or contingent, or joint or several, and whether as principal, maker, endorser, guarantor, surety or otherwise, and also regardless of whether such Liabilities are from time to time reduced and thereafter increased or entirely extinguished and thereafter reincurred, including without limitation the Note and any amendments, extensions, renewals, modifications, or substitutions thereof or therefor.

    1.13 "Loan" shall have the meaning set forth in Section 2.1 hereof.

    1.14 "Material Adverse Change" means any act, omission, event or circumstance that would entail loss, liability, damage, or expense to the Borrower or any Subsidiary equal to or in excess of $1,200,000 in any single act, omission, event or circumstance, or $1,200,000 in the aggregate, for which amount Borrower has not previously provided a reserve or specific allocation.

    1.15 "Note" shall have the meaning set forth in Section 2.2 hereof.

    1.16 "Person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or government or any agency or political subdivision thereof.

    1.17 "Pledge Agreement" shall have the meaning set forth in
Section 2.4(a) hereof.

    1.18 "Senior Notes" mean the Borrower's 9.375% Senior Notes issued pursuant to the Indenture dated September 10, 1992 and due on September 1, 2002.

    1.19 "Subsidiary" means each of the Bank Subsidiaries and each other corporation for which the Borrower has the power, directly or indirectly, to direct its management or policies or to vote 25% or more of any class of its voting securities.

    1.20 "Total Risk-Based Capital Ratio" means the total risk-based capital ratio as defined by the capital maintenance regulations of the primary federal bank regulatory agency of the relevant Bank Subsidiary.

    1.21 All accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles in effect from time to time.

                      ARTICLE II - THE LOAN

    2.1 Subject to the terms and conditions of this Agreement, the Lender agrees to lend to the Borrower the principal sum of up to $25,000,000 (the "Loan") in a series of advances as requested from time to time by the Borrower in a period beginning on the date of this Agreement and ending on the date 24 months after the date of this Agreement. Each such advance will reduce the remaining commitment to lend hereunder and repayments of advances shall not permit the Borrower to receive an additional advance of such funds.

    2.2 The Loan shall be evidenced by a grid promissory note, in the form attached hereto as Exhibit A, duly executed and delivered by the Borrower in favor of the Lender. This grid promissory note and any amendment(s), extension(s), renewal(s), modification(s) or substitution(s) thereof or therefor which is in effect at any particular time is hereinafter called the "Note." The Note shall provide that:

         (a) The Loan shall bear interest at a rate per annum, calculated on the basis of a 360-day year and actual days elapsed, equal to LIBOR plus 200 basis points. This rate will be adjusted based on the LIBOR rate published on the first business day of each calendar month.

         (b) Accrued interest shall be payable quarterly in arrears on the last day of each quarter, commencing September 30, 1998, and continuing to be due on the last day of each quarter (March 31, June 30, September 30, or December 31) thereafter until the loan is paid in full. Interest shall also be due and payable when the Loan shall become due (whether at maturity, by reason of acceleration or otherwise).

         (c) Principal payments on the Loan shall be due in three equal installments, on June 30, 2001, June 30, 2002, and June 30, 2003. The entire remaining outstanding balance of the Loan, together with all accrued and unpaid interest, shall be due and payable on June 30, 2003.

         (d) No penalty or premium shall be imposed for the prepayment in whole or in part of the principal balance of the Loan. Any prepayment in full shall be accompanied by the payment in full of all accrued but unpaid interest on the Loan through the prepayment date, whether or not such interest is otherwise due and payable.

         (e)  In the event of conflict between the terms of this
Section 2.2 and those of the Note, the Note shall control.

    2.3 The proceeds of the Loan shall be used by the Borrower as follows: up to $7,000,000 of the proceeds shall be used to repay the Senior Notes and the remaining proceeds shall be used to provide funds for capital management and future expansion.
The Borrower covenants that it shall use up to $7,000,000 the proceeds of this Loan, together with existing cash or other funds of the Borrower, to pay the Senior Notes in full, together with accrued interest and any fees or other amounts due thereunder, at the closing of the first advance under the Loan.

    2.4  To secure the repayment of the Loan:

         (a) The Borrower shall execute and deliver to the Lender a stock pledge agreement (the "Pledge Agreement") in the form and substance attached hereto as Exhibit B, and pursuant to which the Borrower shall grant to the Lender a security interest in the Bank Stock. On or before the day the Loan is made, the Borrower shall deliver to the Lender the certificate(s) representing the Bank Stock together with stock transfer powers for the same in form and substance satisfactory to the Lender.
If at any time prior to repayment in full of the Loan the Borrower acquires any additional shares of the Bank Stock, the Borrower shall promptly deliver certificates evidencing such shares of the Bank Stock to the Lender and such additional shares shall be added to the collateral already pledged to the Lender under the Pledge Agreement, and the Lender shall have a security interest in such additional shares.

         (b) If at any time prior to repayment in full of the Loan the aggregate book value (as determined in accordance with generally accepted accounting principles) of the shares of Bank Stock under pledge to the Lender becomes less than $80,000,000, the Borrower shall promptly deliver to the Lender on demand additional collateral of a type and value acceptable to the Lender (and the Lender's judgment in valuing same shall be conclusive) so that the sum of the value of such additional collateral plus the aggregate book value of the Bank Stock then under pledge is equal to or in excess of $80,000,000. In connection with the Borrower's delivery of any additional collateral under this Section 2.4(b), the Borrower will execute any and all security documents as the Lender may request to evidence and perfect the Lender's rights in such additional collateral.

    2.5 In connection with the Loan, the Borrower also will deliver to the Lender the resolutions and other agreements or instruments specified in Section 6.5 hereof and such other documents as may be reasonably required by the Lender.

           ARTICLE III - REPRESENTATIONS AND WARRANTIES

    The Borrower hereby represents and warrants to the Lender as follows:

    3.1 The Borrower is a corporation organized, validly existing and in good standing under the laws of the State of Delaware, and is qualified to do business in all jurisdictions where such qualification is necessary, except where the failure to so qualify would not have a material adverse effect on the Borrower or its business. The Borrower is registered as a multiple thrift holding company with the Office of Thrift Supervision.

    3.2 Each Bank is a federal savings and loan association formed under the laws of the United States, regulated by the Office of Thrift Supervision, and authorized to do business in South Carolina. First Federal has 7,000,000 shares of common stock, par value $1.00 per share, authorized, of which 10,000 are issued and outstanding, 3,000,000 shares of preferred stock authorized, none of which are issued and outstanding, and Peoples Federal has 10,000 shares of common stock, par value $1.00 per share, authorized, of which 10,000 are issued and outstanding, and no shares of preferred stock authorized. The Borrower owns all of the outstanding capital stock of each Bank, and there are no outstanding options, warrants or other rights which can be converted into shares of capital stock of either Bank (other than those, if any, issued in favor of the Borrower). Each Bank has all requisite corporate power and authority and possesses all licenses, permits and authorizations necessary for it to own its properties and conduct its business as presently conducted.

    3.3 Each financial statement of the Borrower or any Subsidiary which has been delivered to the Lender presents fairly the financial condition of the Borrower or such Subsidiary as of the date indicated therein and the results of its operations for the periods shown therein. The Borrower has filed all forms, reports, and documents required to be filed by the Borrower with the Securities and Exchange Commission since December 31, 1994 (collectively, the "First Financial SEC Reports") except where the failure to file would not have a material adverse effect on the Borrower or its business. The First Financial SEC Reports
(i) at the time filed, complied in all material respects with the applicable requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as the case may be, and (ii) did not at the time they were filed (or if amended or superseded by a filing prior to the date of this Agreement, then on the date of such filing) contain any untrue statement of a material fact or omit to state a material fact required to be stated in such First Financial SEC Reports or necessary in order to make the statements in such First Financial SEC Reports, in light of the circumstances under which they were made, not misleading. There has been no Material Adverse Change in the financial condition or operations of the Borrower or any Subsidiary since the date of the most recent financial statements delivered to the Lender or the most recent First Financial SEC Report filed with the Securities and Exchange Commission.

    3.4 The Borrower has full power and authority to make, execute, and perform each of the Financing Documents in accordance with the respective terms thereof. The execution and performance by the Borrower of each and every one of the Financing Documents has been duly authorized by all requisite action, and each and every one of them constitutes the legal, valid, and binding obligation of the Borrower enforceable in accordance with its respective terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the enforcement rights of creditors generally and by general principles of equity.

    3.5 Execution, delivery, and performance by the Borrower of each and every one of the Financing Documents does not violate any provision of law or regulations applicable to Borrower and material to its operations and will not result in a material breach of or constitute a default under any material agreement, indenture, or other instrument to which the Borrower or any Subsidiary is a party or which the Borrower or any Subsidiary is bound.

    3.6  Except for the security interest created by the Pledge
Agreement, the Borrower owns the Bank Stock free and clear of all liens, charges, and encumbrances. The Bank Stock is duly issued, fully paid, and non-assessable, and the Borrower has the unencumbered right to pledge the Bank Stock.

    3.7 There is no claim, action, suit, arbitration, investigation, condemnation or other proceeding at law or in equity, or by or before any federal, state, local or other governmental agency, or by or before any other agency or arbitrator involving the Borrower, nor is there any judgment, order, writ, injunction or decree of any court pending that names the Borrower, or to the knowledge of Borrower, anticipated or threatened against the Borrower or any Subsidiary or against any of their properties or assets, which might have a material adverse effect on the Borrower, any Subsidiary, or their respective properties or assets, or which might call into question the validity or enforceability of any of the Financing Documents, or which might involve the alleged violation by the Borrower or any Subsidiary of any material federal, state, local or other law, rule or regulation.

    3.8 All of the Borrower's outstanding capital stock has been validly issued, fully paid, and is non-assessable. The Borrower is not in material violation of any applicable federal, state, local, or other securities laws and regulations with respect to the issuance of any of its capital stock or any other of its securities.

    3.9 The Borrower and each Subsidiary have accurately prepared and timely filed (or caused to be filed) in all material respects all required federal, state, local, or other tax returns and have paid (except as otherwise permitted by Section 4.4 hereof) all governmental taxes and other charges imposed upon it or on any of its properties or assets. The Borrower does not know of any proposed additional tax assessment against it or any Subsidiary.

    3.10 No consent, approval, order, authorization, designation, registration, declaration, or filing with or of any federal, state, local, or other governmental authority or public body on the part of the Borrower or any Subsidiary is required in connection with the Borrower's execution, delivery or performance of any of the Financing Documents; or if required, all such prerequisites have been, or as of the date the Loan is advanced will be, fully satisfied.

    3.11 Neither the Borrower nor any Subsidiary has established or maintains any defined employee benefit plan within the meaning of ERISA.

    3.12 None of the transactions contemplated in this Agreement (including, without limitation, the use of the proceeds of the Loan) will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934 or any regulations issued pursuant thereto, including, without limitation, Regulations G, T, U, and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Parts 207, 220, 221, and 224. None of the Collateral is "margin stock" within the meaning of Regulation U.

    3.13 The Borrower and each Subsidiary have a Year 2000 program in place to handle Year 2000 issues. These programs assess current information technology Year 2000 status, address all Year 2000 issues that may affect the Borrower and each Subsidiary's business, allocate the necessary resources toward completing the programs, and provide systematic and complete evaluations of progress made on the programs. Based on progress to date, the Borrower and each Subsidiary anticipate their systems will be Year 2000 compliant. The Borrower has delivered a current and accurate copy of its Year 2000 project plan to the Lender.

                ARTICLE IV - AFFIRMATIVE COVENANTS

    For so long as this Agreement is in effect, and unless the Lender expressly consents in writing otherwise or to the contrary, the Borrower hereby expressly covenants and agrees as follows:

    4.1 The Borrower shall promptly furnish to the Lender copies of all reports which it files or is required to file with the Securities and Exchange Commission under Section 12 or 15 of the Securities Exchange Act of 1934, in each case not later than the date such report is filed or required to be filed. If at any time the Borrower is not subject to the reporting requirements under Section 12 or 15 of the Securities and Exchange Commission, the Borrower shall furnish to the Lender the same information, including, when applicable, audited financial statements, that the Borrower would be required to file with the Securities and Exchange Commission if the Borrower were subject to the reporting requirements under Section 12 or 15.

    4.2 The Borrower and each Subsidiary shall punctually pay and discharge all taxes, assessments and governmental charges or levies imposed upon it or upon its income or upon any of its property, as well as all claims of any kind, which if unpaid, might by law become a lien or charge upon its property, except taxes, assessments, charges, levies or claims which are in good faith being timely litigated or otherwise properly contested by the Borrower or the Subsidiary and as to which the contestant has established an adequate reserve on its books.

    4.3 The Borrower and each Subsidiary shall comply in all material respects with the requirements of all provisions of constitutions, statutes, rules, regulations and orders of governmental bodies or regulatory agencies applicable to it, and all orders and decrees of all courts and arbitrators in proceedings or actions to which it is a party or by which it is bound.

    4.4 The Borrower shall promptly report to the Lender any significant change in Borrower's management or any change of greater than 1% of Borrower's total outstanding shares in the beneficial ownership of the Borrower's common stock by any officer, director, or 5% or greater stockholder of the Borrower, in each case not later than the date it publicly announces or reports or is required to report to the Securities and Exchange Commission.

    4.5 The Borrower shall purchase a minimum of $50,000 in the stock of Community Financial Services, Inc., Atlanta, Georgia.

                  ARTICLE V - NEGATIVE COVENANTS

    For so long as this Agreement is in effect, and unless the Lender expressly consents in writing otherwise or to the contrary, the Borrower hereby expressly covenants and agrees to the following negative covenants:

    5.1 The Borrower shall not permit the book value (as determined in accordance with generally accepted accounting principles) of the shares of Bank Stock under pledge to the Lender as of the end of any fiscal quarter during the term of this Agreement to be less than $80,000,000.

    5.2 The Borrower shall not permit the Total Risk-Based Capital Ratio of the Borrower, if applicable, or any of the Bank Subsidiaries as of the end of any fiscal quarter during the term of this Agreement to be less than 9.0% of risk weighted assets.

    5.3 The Borrower shall not, and shall not permit any of the Bank Subsidiaries to, fail to comply with any minimum capital requirement imposed by any of their federal and state regulators.

    5.4 The Borrower shall not permit the aggregate earnings of the Bank Subsidiaries, on an annualized basis as of the end of each calendar quarter during the term of this Agreement, to be less than adequate on a prospective basis to pay to the Borrower in the immediately succeeding calendar year legally permissible dividends in amounts sufficient to fund the payments of principal and interest on the Loan required under the Note and this Agreement during such year, except to the extent that new funds available for debt service in an amount sufficient to cover the prospective deficiency are made available to the Borrower in a manner that does not violate any covenant in this Agreement or any other Financing Document.

    5.5 Neither the Borrower nor any Bank Subsidiary shall receive a composite CAMELS rating from any of its regulators other than a "1" or "2".

    5.6 Neither the Borrower nor any Bank Subsidiary shall permit its Core Capital to be less than 5.0% of total assets as of the end of any fiscal quarter during the term of this Agreement.

    5.7 The Borrower shall receive a return on assets (as computed in accordance with generally accepted accounting principles) of at least 0.65% for each fiscal year during the term of this Agreement.

    5.8 The Borrower shall neither declare nor pay any dividend nor make any distribution on any shares of stock of the Borrower or to its stockholders (other than dividends or distributions payable in shares of stock of the Borrower), nor shall the Borrower retire, redeem, purchase or otherwise acquire for value, directly or indirectly, any shares of the capital stock of the Borrower (nor permit any Subsidiary to do so) if an Event of Default has occurred or if such declaration, payment, distribution, retirement, purchase, redemption, or other acquisition would result in an Event of Default hereunder or an event which, with the giving of notice or passage of time (or both), would constitute such an Event of Default.

    5.9 The Borrower shall not, nor permit any Bank Subsidiary to, incur, create, assume or permit to exist any indebtedness or liability for borrowed money in excess of $250,000 other than to the Lender, the Borrower, or a wholly-owned Subsidiary of the Borrower, without prior Lender approval, except that this covenant shall not apply to deposits, repurchase agreements, reverse repurchase agreements, reverse dollar roll repurchase agreements, overdrafts, borrowing of federal funds, FHLB advances, and other banking transactions entered into by a Bank Subsidiary in the ordinary course of its business.

    5.10 The Borrower shall not in any manner, directly or indirectly, become a guarantor of any obligation of, or an endorser of, or otherwise assume or become liable upon any notes, obligations, or other indebtedness of any other Person (other than a Subsidiary) except in connection with the normal and ordinary course of business, with the exception of the Senior Notes.

    5.11 Except for the real estate investment trust subsidiary to be established by First Federal (as outlined in the notice dated April 1, 1998 filed by First Federal with the FDIC and the
OTS), without the prior written consent of the Lender, which consent will not be unreasonably withheld, the Borrower shall not permit any Subsidiary (either directly or indirectly by the issuance of rights or options for, or securities convertible into, such shares) to issue, sell or otherwise dispose of any shares of any class of its stock (other than directors' qualifying shares) except to the Borrower or a wholly-owned Subsidiary of the Borrower.

    5.12 Without the prior written consent of the Lender, which consent will not be unreasonably withheld, the Borrower shall not sell or otherwise dispose of, or part with control of, any securities or indebtedness of any Subsidiary, and the Borrower shall not pledge, hypothecate, assign, transfer or grant a security interest in any of the capital stock or other securities of any of its Subsidiaries.

                ARTICLE VI - CONDITIONS PRECEDENT

    All of the Lender's obligations under this Agreement, including without limitation any obligation to make any advance of the Loan to the Borrower, are subject to the prior fulfillment of each of the following conditions, and the Borrower shall use its best efforts to cause each of the following conditions to be so fulfilled:

    6.1 All representations and warranties of the Borrower contained in this Agreement and in each and every one of the other Financing Documents shall be true, correct, complete, and accurate in all material respects on and as of the date of each advance of the Loan.

    6.2 The Borrower and each Subsidiary shall have duly and properly performed in all material respects all covenants, agreements, and obligations required by the terms of this Agreement or any of the other Financing Documents to be performed by the Borrower or the Subsidiary at the closing of the Loan, except that the Borrower shall repay the Senior Notes in full, together with accrued interest and any fees or other amounts due thereunder, immediately upon receipt of the initial advance under the Loan.

    6.3 The Borrower shall not have taken or permitted to be taken any actions which would conflict with any of the provisions of Article V hereof.

    6.4  Since the date of this Agreement, no Material Adverse
Change shall have occurred.

    6.5 Prior to the advance of the Loan, the Borrower shall have delivered to the Lender the following described documents:

         (a)  This Agreement duly executed by the Borrower;

         (b)  The Note duly executed by the Borrower;

         (c)  The Pledge Agreement duly executed by the Borrower;

         (d) A Certificate of the Borrower's Secretary or Assistant Secretary, in the form attached hereto as Exhibit C, with respect to the corporate documents of the Borrower and each Bank, the resolutions of the Borrower's directors authorizing the execution of this Agreement and the other Financing Documents, and such other matters as the Lender may reasonably require;

         (e)  A copy of the Borrower's certificate of
incorporation certified by the Secretary of State of Delaware;

         (f) A certificate of the Secretary of State of Delaware certifying that the Borrower is a corporation in good standing under the laws of such state;

         (g) A copy of each Bank's Federal Stock Charter certified by the Office of Thrift Supervision;

         (h) An opinion of legal counsel, in the form attached hereto as Exhibit D;

         (i)  Stock powers covering all of the Bank Stock; and

         (j) Such other documents, instruments, and agreements as may be reasonably required by the Lender or the Lender's counsel in connection with the Loan hereunder.

    6.6 No Event of Default or event which, with the giving of notice or passage of time (or both), would constitute an Event of Default under the terms of this Agreement, shall have occurred.

    6.7 Prior to the advance of any amount of the Loan in excess of $8,000,000, the Lender shall have received commitments from its respondent/correspondent banks to purchase at least
$17,000,000 in participations in the Loan.

                 ARTICLE VII - EVENTS OF DEFAULT

    The occurrence of any one or more of the following events will constitute an event of default (herein called an "Event of Default") by the Borrower under this Agreement:

    7.1 After written notice from Lender of amount payable, failure of the Borrower punctually to make payment of any amount payable, whether principal or interest or other amount, on any of the Liabilities, whether at maturity, or at a date fixed for any prepayment or partial prepayment, or by acceleration or otherwise.

    7.2 If any statement, representation, or warranty of the Borrower made in this Agreement or in any of the other Financing Documents or at any time furnished by or on behalf of the Borrower to the Lender proves to have been untrue, incorrect, misleading, or incomplete in any material respect as of the date made; provided that any such statement, representation, or warranty made prior to the initial advance under this Agreement may be cured by a corrective statement, representation, or warranty identified as such and delivered in writing to the Lender prior to the earlier to occur of 30 days from the date of this Agreement or the business day before the initial advance is made under this Agreement.

    7.3 Failure of the Borrower to comply with the covenants set forth in Sections 5.1, 5.2, and 5.6 hereof, which failure is not cured as of the end of the fiscal quarter following the fiscal quarter as to which such failure occurred (i.e., the Borrower shall have one fiscal quarter to cure such failure).

    7.4 Failure of the Borrower to comply with any of the other covenants set forth in Article V hereof, which failure is not cured within 30 days after notice from the Lender to the Borrower.

    7.5 Failure of the Borrower to comply with any of the other covenants set forth in this Agreement, which failure is not cured within 30 days after notice from the Lender to the Borrower.

    7.6 The occurrence of a default, an event of default, or an Event of Default under any of the other Financing Documents or under any other agreement to which the Borrower and the Lender are parties or under any other instrument executed by the Borrower in favor of the Lender, which failure is not cured within 30 days after notice from the Lender to the Borrower.

    7.7 If the Borrower or any Subsidiary becomes insolvent or makes an assignment for the benefit of creditors; or if any action is brought by the Borrower or any Subsidiary seeking dissolution of the Borrower or such Subsidiary or liquidation of its assets or seeking the appointment of a trustee, interim trustee, receiver, or other custodian for any of its property; or if the Borrower or any Subsidiary commences a voluntary case under the Federal Bankruptcy Code; or if any reorganization or arrangement proceeding is instituted by the Borrower or any Subsidiary for the settlement, readjustment, composition, or extension of any of its debts upon any terms; or if any action or petition is otherwise brought by the Borrower or any Subsidiary seeking similar relief or alleging that it is insolvent or unable to pay its debts as they mature.

    7.8 If any action is brought against the Borrower or any Subsidiary seeking dissolution of the Borrower or such Subsidiary or liquidation of any of its assets or seeking the appointment of a trustee, interim trustee, receiver or other custodian for any of its property, and such action is consented to or acquiesced in by the Borrower or such Subsidiary or is not dismissed within 30 days of the date upon which it was instituted; or if any proceeding under the Federal Bankruptcy Code is instituted against the Borrower or any Subsidiary and (i) an order for relief is entered in such proceeding or (ii) such proceeding is consented to or acquiesced in by the Borrower or such Subsidiary or is not dismissed within 30 days of the date upon which it was instituted; or if any reorganization or arrangement proceeding is instituted against the Borrower or any Subsidiary for the settlement, readjustment, composition, or extension of any of its debts upon any terms, and such proceeding is consented to or acquiesced in by the Borrower or such Subsidiary or is not dismissed within 30 days of the date upon which it was instituted; or if any action or petition is otherwise brought against the Borrower or any Subsidiary seeking similar relief or alleging that it is insolvent, unable to pay its debts as they mature, or generally not paying its debts as they become due, and such action or petition is consented to or acquiesced in by the Borrower or such Subsidiary or is not dismissed within 30 days of the date upon which it was brought.

    7.9 If the Borrower or any Subsidiary is in default on indebtedness to another Person or an event has occurred which, with the giving of notice or passage of time, or both, will cause the Borrower or any Subsidiary to be in default on indebtedness to another Person, and the amount of such indebtedness exceeds $500,000 or the acceleration of the maturity of such indebtedness would have a material adverse effect upon the Borrower or such Subsidiary.

    7.10 Any other Material Adverse Change occurs in the
Borrower's financial condition.

    7.11 If any cease and desist order has been entered against Borrower or any Subsidiary by any federal or state bank or bank holding company regulatory agency or body, or if the Borrower or any Subsidiary enters into any form of memorandum of understanding, plan of corrective action, or letter agreement with any such federal or state bank or bank holding company regulatory agency or body concerning a material aspect of its business, or if any other regulatory enforcement action is taken against Borrower or any Subsidiary relating to the capitalization, management or material operation of the Borrower or any Subsidiary.

    7.12 If Borrower or any Subsidiary is indicted or convicted or pleads guilty or nolo contendere to any charge that Borrower or such Subsidiary has violated the Federal Money Laundering Control Act, the Controlled Substances Act, the Currency and Foreign Transactions Reporting Act, or any other federal, state, or local drug, controlled substances, money laundering, currency reporting, racketeering, or racketeering-influenced-and-corrupt-organization statute or regulations, or any other similar federal, state, or local forfeiture statute (including without limitation 18 U.S.C. Section 1963).

    7.13 If any Person or group of Persons acting in concert (other than a Person or group of Persons which controls Borrower as of the date of this Agreement) shall at any time after the date of the Agreement acquire control of the Borrower, as such term is defined by the Change in Bank Control Act of 1978, as amended, 12 U.S.C. Section 1817(j), and the rules and regulations adopted thereunder.

    7.14 If the Borrower ceases to own 100% of the issued and outstanding capital stock of, or to control, either Bank, or ceases to control any of the Bank Subsidiaries.

               ARTICLE VIII- REMEDIES UPON DEFAULT

    8.1  Upon the occurrence of an Event of Default:

         (a) Any of the Liabilities may (notwithstanding any provisions contained therein or herein to the contrary), at the option of the Lender and without presentment, demand, notice, or protest of any kind (all of which are expressly waived by the Borrower in this Agreement), be declared due and payable, whereupon they immediately will become due and payable;

         (b) The Lender may also, at its option, and without notice or demand of any kind, exercise from time to time any and all rights and remedies available to it under this Agreement or under any of the other Financing Documents, as well as exercise from time to time any and all rights and remedies available to a secured party when a debtor is in default under a security agreement as provided in the Uniform Commercial Code of Georgia, or available to the Lender under any other applicable law or in equity, including without limitation the right to any deficiency remaining after disposition of the Collateral; and

         (c) The Borrower shall pay all of the reasonable and documented costs and expenses incurred by the Lender in enforcing its rights under this Agreement and the other Financing Documents. In the event any claim under this Agreement or under any of the other Financing Documents is referred to an attorney for collection, or collected by or through an attorney at law, the Borrower will be liable to the Lender for all reasonable and documented expenses incurred by it in seeking to collect the Liabilities or to enforce its rights hereunder, in the other Financing Documents, or in the Collateral, including, without limitation, reasonable and documented attorneys' fees.

    8.2 Any proceeds from disposition of any of the Collateral may be applied by the Lender first to the payment of all expenses and costs incurred by the Lender in collecting such Liabilities, in enforcing the rights of the Lender under each and every one of the Financing Documents, and in collecting, retaking, holding, preparing the Collateral for and advertising the sale or other disposition of and realizing upon the Collateral, including, without limitation, reasonable and documented attorneys' fees as well as all other reasonable and documented legal expenses and court costs. Any balance of such proceeds may be applied by the Lender toward the payment of such of the Liabilities and in such order of application as the Lender may from time to time elect. The Lender shall pay the surplus, if any, to the Borrower. The Borrower shall pay the deficiency, if any, to the Lender.

                    ARTICLE IX - MISCELLANEOUS

    9.1  Time is of the essence of this Agreement.

    9.2  This Agreement, together with all of the other Financing
Documents, supersedes all prior discussions, understandings, and agreements by and between the Borrower and the Lender with respect to the Loan and the Collateral, and together they constitute the sole and entire agreement between the parties.

    9.3 This Agreement and the security interests and security title conveyed under the Financing Documents shall remain in full force and effect until such time as (i) the Liabilities are repaid in full, (ii) the Lender is under no obligation to make loans or other financial accommodations to the Borrower, and
(iii) either party in writing notifies the other that it is thereby terminating this Agreement.

    9.4 The Lender will not be deemed as a consequence of any act, delay, failure, omission, or forbearance (including without limitation failure to exercise its rights of accelerating the maturity of any of the Liabilities or other indulgences granted from time to time by the Lender) or for any other reason: (i) to have waived, or to be estopped from exercising, any of its rights or remedies under this Agreement or under any of the other Financing Documents; or (ii) to have modified, changed, amended, terminated, rescinded, or superseded any of the terms of this Agreement or of any of the other Financing Documents unless such waiver, modification, amendment, change, termination, rescission, or supersession is express, in writing, and signed by a duly authorized officer of the Lender. No single or partial exercise by the Lender of any right or remedy will preclude other or further exercise thereof or preclude the exercise of any right or remedy, and a waiver expressly made in writing on one occasion will be effective only in that specific instance and only for the precise purpose for which given, and will not be construed as a consent to or a waiver of any right or remedy on any future occasion.

    9.5 Except as provided otherwise in this Agreement, all notices and other communications under this Agreement are to be in writing and are to be deemed to have been duly given and to be effective upon delivery to the party to whom they are directed. If sent by U.S. mail, first class, certified, return receipt requested, postage prepaid, and addressed to the Lender or to the Borrower at their respective addressees set forth below, such notices, demands and other communications are to be deemed to have been delivered on the second business day after being so posted.

If to the Lender:             The Bankers Bank
                              2410 Paces Ferry Road
                              600 Paces Summit
                              Atlanta, Georgia 30339
                              Attn:  Jack Gardner, Vice President

If to the Borrower:           First Financial Holdings, Inc.
                              2440 Mall Drive
                              Suite 100
                              Charleston, South Carolina 29406
                              Attn:  A. Thomas Hood, President
                                     and Chief Executive Officer

Either the Lender or the Borrower may, by written notice to the other, designate a different address for receiving notices under this Agreement; provided, however, that no such change of address will be effective until written notice thereof is actually received by the party to whom such change of address is sent.

    9.6 The Borrower may not, without the consent of the Lender, assign or transfer any of its rights or duties hereunder or under any of the other Financing Documents.

    9.7 The Lender may at any time grant participation in or sell, assign, transfer, or otherwise dispose of, all or any portion of the indebtedness of the Borrower outstanding pursuant to this Agreement and the Note; provided, however, that no such participant, nor any of its successors or assigns, may be a direct competitor of the Borrower. The Borrower hereby agrees that any holder of a participation in, and any assignee or transferee of, all or any portion of any amount owed by the Borrower under this Agreement and the Note (i) shall be entitled to the benefits of the provisions of this Agreement as the Lender hereunder, and (ii) may exercise any and all rights of the banker's lien, set-off, or counterclaim with respect to any and all amounts owed by the Borrower to such assignee, transferee, or holder as fully as if such assignee, transferee, or holder had made the Loan in the amount of the obligation in which it holds a participation or which is assigned or transferred to it.

    9.8 All statements, reports, certificates, opinions, and other documents or information furnished to the Lender under the Financing Documents shall be supplied by the Borrower without cost to the Lender. Further, the Borrower shall reimburse the Lender on demand for up to $4,000 in out-of-pocket costs and expenses (including legal fees and recording costs) incurred by the Lender in connection with the preparation of the Financing Documents and for all out-of-pocket costs and expenses (including legal fees and recording costs) incurred by the Lender in connection with the interpretation, operation, and enforcement of the Financing Documents or the protection or preservation of any right or claim of the Lender with respect to the Financing Documents.

    9.9 The Borrower will pay all taxes (if any) in connection with this Agreement, any of the other Financing Documents, any loan made in connection with this Agreement, or the issuance or ownership of any of the Financing Documents and in connection with any modification of this loan, this Agreement, or any of the Financing Documents (excluding, however, any taxes imposed upon or measured by the net income of the Lender), and will save the Lender harmless without limitation as to time against any and all liabilities with respect to all such taxes. The obligations of the Borrower under this section shall survive the payment of the Liabilities and the termination of this Agreement.

    9.10 In addition to any other amounts payable by Borrower under this Agreement, Borrower hereby agrees to pay and indemnify Lender from and against all claims, liabilities, losses, costs, and expenses (including, without limitation, reasonable attorneys' fees and expenses) which Lender may (other than as a result of the gross negligence or willful misconduct of Lender), incur or be subject to as a consequence, directly or indirectly, of (i) any breach by Borrower of any warranty, term, or condition in, or the occurrence of any default under, this Agreement or any other Financing Document, including all fees or expenses resulting from the settlement or defense of any claims or liabilities arising as a result of any such breach or default,
(ii) allegations of participation or interference by Lender in the management, contractual relations, or other affairs of Borrower or any Subsidiary, (iii) allegations that Lender has joint liability with Borrower or any Subsidiary for any reason, and (iv) any suit, investigation, or proceeding as to which Lender or such participant is involved as a consequence, directly or indirectly, of its execution of this Agreement or any other Financing Document, or any other event or transaction contemplated by any of the foregoing. The obligations of Borrower under this Section 9.10 shall survive the termination of this Agreement. The foregoing indemnities shall not apply to any claims, liabilities, losses, costs or expenses which are caused in whole or in part by Lender's gross negligence or willful misconduct.

    9.11 Upon the occurrence of an Event of Default hereunder, the Lender, without notice or demand of any kind, may hold and set off against such of the Liabilities (whether matured or unmatured) as the Lender may elect, any balance or amount to the credit of the Borrower in any deposit, agency, reserve, holdback, or other account of any nature whatsoever maintained by or on behalf of the Borrower with the Lender at any of its offices, regardless of whether such accounts are general or special and regardless of whether such accounts are individual or joint. The Lender agrees to notify Borrower promptly after any such set off and application. Any Person purchasing an interest in debt obligations under this Agreement held by the Lender may exercise all rights of offset with respect to such interest as fully as if such Person were a holder of debt obligations hereunder in the amount of such interest.

    9.12 If at any time the Lender upon advice of its counsel shall determine that any further document shall be reasonably required to effect this Agreement and the transactions and other agreements contemplated thereby, the Borrower shall, and shall cause its Subsidiaries to, execute and deliver such document and otherwise carry out the purposes of this Agreement.

    9.13 This Agreement and all of the other Financing Documents have been made and delivered in the State of Georgia, and the terms, provisions, and performance thereof are in all respects, including without limitation all matters of construction, interpretation, validity, enforcement, and performance, to be construed in accordance with and governed by the laws of that State, including without limitation the Uniform Commercial Code of Georgia, as amended from time to time. Wherever possible, each provision of this Agreement and of each and every one of the other Financing Documents is to be interpreted in such manner as to be effective and valid under applicable law, but if any provision thereof is prohibited or invalid under such law, such provision is to be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement or of any of the other Financing Documents.

    9.14 "Herein," "hereof," and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular article, paragraph, section, or other subdivision.
The titles of the Articles appear as a matter of convenience only and shall not affect the interpretation hereof.

    9.15 This Agreement may not be amended, supplemented, or otherwise modified except by an instrument in writing signed by each of the parties hereto.

    9.16 Unless specifically authorized in writing by the Borrower, the Lender shall hold all non-public information obtained pursuant to this Agreement in accordance with the Lender's customer procedures for handling confidential information of this nature and in accordance with safe and sound banking practices.

    9.17 The representations and warranties of Borrower contained herein shall terminate immediately upon the expiration of the term of this Agreement or any extension thereof and the repayment in full of all principal and interest and any other amounts due under the Note or this Agreement.

         IN WITNESS WHEREOF, the Lender has executed this Agreement, and the Borrower has executed this Agreement and placed its seal hereon, all as of the day and year first above written.

                              BORROWER:

                              First Financial Holdings, Inc.


                              By:  /s/ A. Thomas Hood
                                   A. Thomas Hood
                              Title:  President and Chief
                                      Executive Officer

                              Attest: /s/ Susan E. Baham

                              Title:  Senior Vice President and
                                      Chief Financial Officer

                                      [CORPORATE SEAL]



                              LENDER:

                              THE BANKERS BANK

                              By:     /s/ Jack Gardner
                                      Jack Gardner
                              Title:  Vice President

                              Attest: /s/ Jim Hammack

                              Title:  Vice President