Form 10-K405
period 1998-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1998-12-29
CIK 787075

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998

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

Registrant's telephone number, including area code: (843)529-5933

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 30, 1998 there were issued and outstanding 13,599,525 shares of the Registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 15, 1998, was $260,090,916 (13,599,525 shares at $19.125 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

               DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                  FIRST FINANCIAL HOLDINGS, INC.
                 1998 ANNUAL REPORT ON FORM 10-K
                        TABLE OF CONTENTS

                              PART I

Item 1.   Business                                                 1
          General                                                  1
          Discussion of Forward Looking Statements                 1
          Lending Activities                                       2
          Investment Activities                                    7
          Sources of Funds                                         9
          Asset and Liability Management                          10
          Subsidiary Activities                                   12
          Competition                                             13
          Personnel                                               13
          Regulation                                              13

Item 2.   Properties                                              16
Item 3.   Legal Proceedings                                       17
Item 4.   Submission of Matters to a Vote of Security Holders     17

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                     17
Item 6.   Selected Financial Data                                 19
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     20
Item 8.   Financial Statements and Supplementary Data             36
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                     63

                             PART III

Item 10.  Directors and Executive Officers of the Registrant      63
Item 11.  Executive Compensation                                  64
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                              65
Item 13.  Certain Relationships and Related Transactions          65

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                             66

                              PART I

ITEM  1.  BUSINESS

GENERAL

     First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company headquartered in Charleston, South Carolina which owns and operates First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal") (together, the "Associations"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. At September 30, 1998, First Financial had total assets of $1.8 billion, total deposits of $1.2 billion and stockholders' equity of $125.2 million.

     First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the largest thrift institution in South Carolina based on assets of approximately $1.3 billion at September 30, 1998. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, 20 branch offices in the three surrounding counties and two full-service
offices in Georgetown, South Carolina.   First Federal also
operates a private banking office in Hilton Head, South Carolina.

     Peoples Federal was chartered in 1914 and is a federal stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. On November 7, 1997, the Company completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors"), through the merger of Investors with Peoples Federal. Each share of Investors common stock was exchanged for 1.36 shares of the Company's Common Stock. The Company issued approximately 708,800 shares of Common Stock in the transaction. Peoples Federal conducts its business through 13 branch offices, a loan production office in Sunset Beach, North Carolina and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area (5), Florence (4), Conway (3) and Loris (1). Peoples Federal had assets of approximately $583 million at September 30, 1998.

     The business of the Company consists primarily of acting as financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction and consumer and other non-mortgage loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of the Associations, the Company also engages in property and casualty insurance, certain data processing activities, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities. None of the subsidiary activities is considered to constitute a business segment.

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

     The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein and Note 18 of Notes to Consolidated Financial Statements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

     Information in the enclosed report, other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the OTS and the FDIC. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

LENDING ACTIVITIES

General

     At September 30, 1998, the Company's net loan portfolio totaled approximately $1.6 billion, or 85% of the Company's total assets. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Company's lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal curtailed loans made on non-residential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Company has shifted its focus to concentrate on single-family residential mortgage lending and consumer lending. The Company also offers commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

     In 1995 the Company initiated a correspondent lending program allowing for the purchase of loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $77 million in fiscal 1998.

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

     Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

                                                                    As of September 30,
                                      1998               1997               1996               1995              1994
                                             % of              % of               % of               % of               % of
                                 Amount     Total   Amount    Total     Amount   Total     Amount   Total    Amount    Total
                                                                 (dollar amounts in thousands)
TYPE OF LOAN
Real estate:
   1- to 4-family residential  $1,135,765    72.5% $1,040,142   71.6%  $  931,075   70.3%  $  727,900   64.5% $  609,907    60.7%
   Multi-family                    43,161     2.7      54,593    3.8       57,238    4.3       57,902    5.1      59,966     6.0
   Commercial real
      estate and land             225,039    14.4     220,169   15.2      220,020   16.6      219,106   19.4     223,503    22.2
Commercial business loans          33,790     2.2      32,967    2.3       31,865    2.4       32,246    2.9      29,474     2.9
Consumer loans:
   Home equity                     73,961     4.7      58,879    4.0       48,728    3.7       47,015    4.2      51,620     5.1
   Mobile homes                    26,983     1.7      19,537    1.3       21,977    1.7       25,046    2.2      28,276     2.8
   Credit cards                    10,424     0.7      10,992    0.8       10,453    0.8        9,146    0.8       8,115     0.8
   Savings account loans            5,531     0.4       5,835    0.4        5,659    0.4        5,565    0.5       4,916     0.5
   Other consumer loans            55,785     3.6      51,384    3.5       37,609    2.8       31,038    2.8      22,715     2.3
Total gross loans receivable    1,610,439   102.9   1,494,498  102.9    1,364,624  103.0    1,154,964  102.4   1,038,492   103.3
Allowance for loan losses         (12,781)   (0.8)    (12,103)  (0.8)     (11,639)  (0.9)     (10,993)  (1.0)    (11,043)   (1.1)
Loans in process                  (32,360)   (2.1)    (30,257)  (2.1)     (27,082)  (2.0)     (14,781)  (1.3)    (20,536)   (2.0)
Deferred loan fees and
   discounts                         (258)    0.0        (641)   0.0         (978)  (0.1)      (1,391)  (0.1)     (2,198)   (0.2)
      Loans receivable, net    $1,565,040   100.0% $1,451,497  100.0%  $1,324,925  100.0%  $1,127,799  100.0% $1,004,715   100.0%

     The following table shows, at September 30, 1998, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

                                                                Over Three               Over Ten to
                          Within One   Over One to Over Two to    to Five  Over Five to    Fifteen  Over Fifteen
Consolidated                 Year       Two Years  Three Years     Years     Ten Years      Years       Years        Total
                                                                (dollars in thousands)
Real estate mortgages:
   Adjustable-rate       $      590   $       795 $     1,306  $     7,417 $    25,445  $    64,494 $   781,747  $   881,794
   Fixed-rate                 26,653       15,597      23,142       34,992      69,214      115,853     204,360      489,811
Consumer loans:
   Adjustable-rate            56,217       14,410       1,324        2,491       4,710        3,413       1,750       84,315
   Fixed-rate                 23,044        7,499      10,543       19,898      14,425        4,153       8,807       88,369
Commercial business loans:
   Adjustable-rate             6,479          714         577          681         499           86         383        9,419
   Fixed-rate                 15,804        3,099       2,629        2,186         616           37          --       24,371
Total                    $   128,787  $    42,114 $    39,521  $    67,665 $   114,909  $   188,036 $   997,047  $ 1,578,079

Residential Mortgage Lending

     At September 30, 1998, the Company's real estate loans totaled approximately $1.4 billion, or 89.6% of net loans
receivable.   One- to four-family residential mortgage loans
totaled $1.1 billion, or 80.9% of the Company's real estate loans and 72.5% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

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

      The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential construction loans totaled $59.4 million at September 30, 1998. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses
and as inspections warrant.   As part of its residential lending
program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use. Such loans may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

     At September 30, 1998, the Company's commercial real estate portfolio totaled $141.2 million, or 9.0% of total net loans and 10.0% of real estate loans. Its multi-family portfolio totaled $43.2 million, or 2.7% of total net loans and 3.1% of total real estate loans. Loans made with land as security totaled $83.9 million, or 5.4% of total net loans and 6.0% of total real estate loans. Because of market conditions, since 1993 the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

     Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally the loans are adjustable in interest and the rate is fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans vary but will not exceed 20 years. In the past the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As such loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period.

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

Consumer Lending

     Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of their assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $172.7 million at September 30, 1998, or 11.0% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $74.0 million, or 42.8% of all consumer loans. Other consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

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

     The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 1998, the Company's commercial business loans outstanding were $33.8 million, which represented 2.2% of total net loans receivable.

Loan Sales and Servicing

     While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 1998, the Company was servicing loans for others in the amount of $403.2 million.

     Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $173.0 million in 1998, $50.5 million in 1997 and $9.6 million in 1996. At September 30, 1998, the Company had $14.5 million in loans held for sale.

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

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

     All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

     The Associations' permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, First Federal's and Peoples Federal's lending limits under this restriction were $13.5 million and $6.4
million, respectively.   A broader limitation (the lesser of $30
million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset. At September 30, 1998, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $10.0 million and $3.4 million, respectively. All of these loans were performing according to their respective terms at September 30, 1998.

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

     When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $21.0 million in assets as substandard and $111,000 as loss, as of September 30, 1998.

     The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $10.2 million of assets designated "special mention" as of September 30, 1998.

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

     At September 30, 1998, the Company's investment and mortgage-backed securities portfolio totaled approximately $189.0 million, which included stock in the FHLB of Atlanta of $25.0 million. Investment securities include U.S. Government and agency obligations and corporate bonds approximating $10.5 million and $3.7 million, respectively. Mortgage-backed securities totaled $148.6 million as of September 30, 1998. See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the Company's accounting for investment and mortgage-backed securities. See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

     As members of the FHLB System, the Associations are required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation -- Federal Regulation of Savings
Associations -- Federal Home Loan Bank System."  The stock of the
FHLB of Atlanta is redeemable at par value.

     Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty, the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities which are rated in either one of the three highest categories by two nationally recognized investment rating services.

     The Company's investment in mortgage-backed securities serves several primary functions. First, the Company has securitized whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Company previously securitized loans with federal agencies to reduce its credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Company acquires mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff.

     The following tables set forth the carrying value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta), maturities and average yields at September 30, 1998. The fair value of the Company's investment securities portfolio (excluding stock in the FHLB of Atlanta) was $164.1 million on September 30, 1998.

Investment and Mortgage-backed Securities Portfolio
                                                                      As of September 30,
                                                      1998                  1997                    1996
                                              Amortized     Fair    Amortized      Fair    Amortized     Fair
                                                 Cost      Value       Cost       Value       Cost       Value
Securities Held to Maturity:                                     (dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies
     and corporations                         $   3,499  $   3,514  $ 12,935    $ 12,913   $  28,335  $   28,341
Corporate debt and other securities                 649        680     1,347       1,432
Mortgage-backed securities                          444        452       818         828       1,002       1,010
Total securities held to maturity             $   4,592  $   4,646  $ 15,100    $ 15,173   $  29,337  $   29,351

Maturity and Yield Schedule as of September 30, 1998
                                                          Weighted
                                               Carrying   Average
                                                Value      Yield
U.S. Treasury and U.S. Government agencies    (dollar amounts in thousands)
   and corporations:
   Within 1 year                              $   3,499     5.87%
                                                  3,499     5.87
Corporate debt and other securities
   After 1 but within 5 years                       200    10.30
   After 5 but within 10 years                      449    10.52
                                                    649    10.45
Mortgage-backed securities
   Within 1 year                                    405     7.38
   After 10 years                                    39     9.24
                                                    444     7.54
Total securities held to maturity             $   4,592     6.68%

                                                                      As of September 30,
                                                      1998                  1997                    1996
                                              Amortized     Fair    Amortized      Fair    Amortized     Fair
                                                 Cost      Value       Cost       Value       Cost       Value
Securities Available for Sale:                                   (dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies
   and corporations                           $  6,981   $  7,094   $  15,775   $  15,808  $ 29,755   $   29,668
Corporate debt and other securities              3,009      3,000       8,238       8,384    12,417       12,689
Equity securities
   Asset Management Fund-Adjustable-Rate
      Mortgage Portfolio                                                9,000       8,995     9,000        8,932
   Federated Adjustable-Rate Mortgage Fund                              3,219       3,151    10,000        9,709
   Other mutual funds and other                  1,170      1,170       4,575       4,488     5,561        5,436
Mortgage-backed securities                     144,695    148,186     147,088     148,963    82,152       82,991
  Total securities available for sale         $155,855   $159,450   $ 187,895   $ 189,789  $148,885   $  149,425

Maturity and Yield Schedule as of September 30, 1998
                                                          Weighted
                                               Carrying   Average
                                                Value      Yield
U.S. Treasury and U.S. Government             (dollar amounts in thousands)
   agencies and corporations:
Within 1 year                                 $   2,000     5.72%
After 1 but within 5 years                        4,981     6.42
                                                  6,981     6.22
Corporate debt and other securities:
   Within 1 year                                  1,509     8.17
   After 1 but within 5 years                       507     8.58
   After 10 years                                   993     6.36
                                                  3,009     7.64
Equity securities
   Within 1 year                                    820     5.48
   After 10 years                                   350      --
                                                  1,170     3.84
Mortgage-backed securities
   After 1 but within 5 years                    15,420     6.65
   After 5 but within 10 years                   22,086     7.68
   After 10 years                               107,189     7.08
                                                144,695     7.13
                                              $ 155,855     7.07%

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

Deposits

     The Company offers a number of deposit accounts including regular savings accounts, negotiable order of withdrawal ("NOW")/checking, commercial checking, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 11 of Notes to Consolidated Financial Statements.

     The Associations are subject to fluctuations in deposit flows because of the influence of general interest rates, money
market conditions and competitive factors.   The Asset and
Liability Committees of the Associations meet frequently and make changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions.

     The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 1% of deposits at September 30, 1998, are obtained from customers residing outside of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

Jumbo Certificates of Deposit

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

         Maturity Period                At September 30, 1998
                                          (dollar amounts in
                                              thousands)
 Three months or less                      $     37,258
 Over three through six months                   14,292
 Over six through twelve months                  14,317
 Over twelve months                               3,248
 Total                                     $     69,115

Borrowings

     The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as the Company's primary borrowing source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.

     At September 30, 1998, the Company had advances totaling $471.5 million from the FHLB of Atlanta at an average rate of 5.54%. At September 30, 1998, the maturity of the Associations' FHLB advances ranged from one to ten years. For more information on borrowings, see Note 12 of Notes to Consolidated Financial Statements.

     The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 1998, the Company had $29.4 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.58% at September 30, 1998, and mature within three months. For more information on other borrowings, see Note 13 of Notes to Consolidated Financial Statements.

     During 1998 the Company entered into a loan agreement with another bank for a $25.0 million funding line. The rate on the funding line is based on LIBOR. At September 30, 1998, $4.0 million was outstanding under this agreement with a weighted average rate of 7.69%.

     The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

                                                             At or For the Year Ended September 30,
                                                                1998          1997         1996
                                                                 (dollar amounts in thousands)
 Weighted Average Rate Paid On (at end of period):
     FHLB advances                                                5.54%         5.65%        5.61%
     Securities sold under agreements to repurchase               5.58          5.62         5.69
     Bank line of credit                                          7.69           --           --
 Maximum Amount of Borrowings Outstanding (during period):
     FHLB advances                                         $   514,000   $   419,577   $   312,402
     Securities sold under agreements to repurchase             87,405        58,896        43,860
     Bank line of credit                                         4,000           --           --
 Approximate Average Amount of Short-term Borrowings
   With Respect To:
     FHLB advances                                             470,441       377,475       215,396
     Securities sold under agreements to repurchase             45,241        27,050        37,916
     Bank line of credit                                           373           --           --
 Approximate Weighted Average Rate Paid On (during period):
     FHLB advances                                                5.70%        5.71%         5.70%
     Securities sold under agreements to repurchase               5.73         5.59          5.70
     Bank line of credit                                          7.69        --            --

     During 1998, the Company retired its $19.8 million 9.375%
Senior Notes issued in fiscal 1992. The early redemption resulted in an extraordinary loss (net of income taxes) of $340,000 in 1998.

ASSET AND LIABILITY MANAGEMENT

Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the
Company's financial condition and results of operations.   Other
types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Interest Rate Sensitivity Analysis Table. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management" ("TB-13A"). This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 1998, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would reduce net interest income over a twelve-month period by16% and reduce net portfolio value by 17% while a 200 basis point decline in rates would increase net interest income over a twelve-month period by 4% and increase net portfolio value by 10% in the same period.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                              Expected Maturity/Principal Repayments at September 30,
                                   Average                                                     There-
                                     Rate      1999      2000      2001      2002      2003      after    Balance   Fair Value
Interest-sensitive assets:                                       (dollar amounts in thousands)
  Loans receivable                   7.84% $ 236,712 $ 201,205 $ 171,024 $ 145,371 $ 123,565 $ 687,163 $1,565,040 $1,588,265
  Mortgage-backed securities         7.13     21,771    18,505    15,729    13,370    11,365    64,399    145,139    148,638
  Investments and other
    interest- earning assets         6.15     17,813     3,505     1,984       200     --        1,791     25,293     25,443
  FHLB Stock                         7.50      --        --        --        --        --       25,000     25,000     25,000
Interest-sensitive liabilities:
  Checking accounts                  0.58     60,036    32,712    22,244    15,126    10,285    21,857    162,260    162,260
  Savings accounts                   2.52     20,558    17,063    14,162    11,754     9,756    47,634    120,927    120,927
  Money Market accounts              3.47    121,248     9,669     6,769     4,738     3,317     7,738    153,479    153,479
  Certificate accounts               5.75    551,792   115,167    17,202    20,128    16,869     6,616    727,774    736,213
  Borrowings                         5.76    225,942    39,000     --       85,000    80,000    75,000    504,942    514,108
Off-balance sheet items:
  Commitments to extend credit       7.10                                                                  35,238     35,401

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


SUBSIDIARY ACTIVITIES OF THE ASSOCIATIONS

     First Federal has the following wholly owned subsidiaries:

Charleston Financial Services

     Incorporated on January 28, 1977, its primary operations include the sale of data processing consulting services and software.

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

Broad Street Holdings

     Broad Street Holdings was incorporated in 1998 as the holding company for Broad Street Investments, Inc., which was also formed in 1998. Broad Street Investments has been organized as a real estate investment trust to hold mortgage-related assets.

First Reinsurance

     First Reinsurance was incorporated in 1998 as the holding company for First Southeast Reinsurance, Inc., a company also organized in 1998 and domiciled in Vermont. First Southeast Reinsurance will reinsure mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by the Associations.

First Southeast Fiduciary and Trust

     First Southeast Fiduciary and Trust Services, Inc., was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Associations.

     Peoples Federal has two wholly-owned subsidiaries:

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

Coastal Carolina Service Corporation

     Coastal Carolina Service Corporation was incorporated in 1980 for the purpose of conducting data processing activities. All such activities ended prior to 1992. Beginning in 1998 Coastal Carolina Service Corporation was engaged in certain investment activities, including holding for investment purposes mortgage loans, mortgage-backed securities and U.S. treasury and agency securities.

COMPETITION

     First Federal was the largest and Peoples Federal the fifth largest of savings associations headquartered in South Carolina at September 30, 1998, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina.
The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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

PERSONNEL

     As of September 30, 1998, the Company had 576 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

REGULATION

     As federally chartered and federally insured thrift institutions, the Associations are subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of their deposits. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Associations are regularly examined by federal regulators and file periodic reports concerning their activities and financial condition. In addition, the Associations' relationship with their depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Associations' mortgage documents.

Federal Regulation of Savings Associations

Office of Thrift Supervision.

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

Federal Home Loan Bank System.

      The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLB system; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Associations, as members of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB of Atlanta stock of $16.6 million and $8.4 million, respectively, at September 30, 1998.

     Among other benefits, the FHLB of Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

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

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Associations, to recapitalize the SAIF. The SAIF special assessment was recognized by First Federal, Peoples Federal and Investors as an expense in the quarter ended September 30, 1996 and amounted to $7.3 million on a pre-tax basis and $4.6 million on an after-tax basis.

     As a result of the DIF Act, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Associations, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members were charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits were charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will not occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged. FICO assessments for SAIF members are currently .058% of assessable deposits.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Associations.

     Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Associations do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prompt Corrective Action.

     Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure.
At September 30, 1998, First Federal and Peoples Federal were categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 18 of the Notes to Consolidated Financial Statements.

Standards for Safety and Soundness

     The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth;
(vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Associations fail to meet any standard prescribed by the Guidelines, the agency may require the Associations to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Qualified Thrift Lender Test

     The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 1998, the Associations were in compliance with the QTL test.

Capital Requirements.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights, and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% could deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

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

      OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     The Associations currently meet the criteria to be designated Tier 1 associations and, consequently, could at their option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of their surplus capital at the beginning of the calendar year less any distributions previously paid during the year.

Regulation of the Company

     The Company is subject to certain restrictions under the Home Owners' Loan Act ("HOLA") and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies.

     As a multiple savings and loan holding company within the meaning of HOLA, the Company's activities are generally subject to more restrictions than those of a unitary savings and loan holding company. Specifically, if First Federal or Peoples Federal fail to meet the QTL test, the activities of the Company and of its subsidiaries (other than the Associations or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Additionally, the HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601 Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is leased to others. Eight of Peoples Federal's branch offices are owned with five facilities leased.

     Peoples Federal leases space for certain insurance agency operations in Charleston and in Lake City and for loan origination functions in Ocean Isle, North Carolina. In addition, First Federal leases properties in four locations for off-site ATM facilities. First Federal also has a business partnership with Piggly Wiggly for ATM operations in supermarket locations. Both Associations also own land purchased for potential future branch locations.

     The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

     At September 30, 1998, the total book value of the premises and equipment owned by the Company was $15.8 million. Reference is made to Note 17 of Notes to Consolidated Financial Statements for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 9 for further details on the Company's properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.



                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Prices and Dividends:
                                                        Cash
                                                     Dividend
                             High          Low       Declared
 1998:
   First Quarter            $  26.75    $  17.06     $   0.105
   Second Quarter              27.38       23.75         0.105
   Third Quarter               26.38       21.38         0.105
   Fourth Quarter              24.38       16.75         0.105
 1997:
   First Quarter            $  12.13    $   9.50     $   0.09
   Second Quarter              14.31       11.13         0.09
   Third Quarter               16.38       11.88         0.09
   Fourth Quarter              19.63       14.69         0.09

     The Company's common stock is traded in the Nasdaq National
Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 1998, there were approximately 2,511 stockholders of record.

     The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased eleven times with the most recent dividend paid in November 1998, at $.12 per share. Cash dividends per share totaled $.42, $.36 and $.32 for fiscal 1998, 1997 and 1996, respectively. These dividends per share amounted to 34.43%, 32.73% and 56.14% of basic net income per common share, respectively.

     Please refer to "Regulation--Federal Regulation of Savings
Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                             At or For the Year Ended September 30,
                                                     1998(1)      1997(1)     1996(1)     1995(1)    1994(1)
                                                     (dollar amounts in thousands except per share amounts)
Summary of Operations
   Interest income                                $  136,345     $126,359  $  115,486   $  99,230  $  89,255
   Interest expense                                   81,689       75,340      68,314      57,547     46,526
   Net interest income                                54,656       51,019      47,172      41,683     42,729
   Provision for loan losses                          (2,405)      (2,435)     (1,908)       (511)    (1,184)
   Net interest income after provision for loan       52,251       48,584      45,264      41,172     41,545
   losses
   Other income                                       13,357       12,296      10,019       8,796      9,016
   Non-interest expense                              (40,158)     (37,356)    (36,203)    (34,673)   (33,526)
   SAIF special assessment                                           (313)     (6,955)
   Income tax expense                                 (8,571)      (8,501)     (4,471)     (5,490)    (4,471)
   Net income before extraordinary loss               16,879       14,710       7,654       9,805     12,564
   Extraordinary loss on retirement of debt (2)         (340)
   Net income                                     $   16,539     $ 14,710  $    7,654   $   9,805  $  12,564
Per Common Share
   Net income before extraordinary loss           $     1.24     $   1.10  $     0.57   $    0.74  $    0.94
   Net income before extraordinary loss, diluted        1.20         1.07        0.56        0.72       0.92
   Extraordinary loss                                  (0.02)
   Extraordinary loss, diluted                         (0.03)
   Net income                                           1.22         1.10        0.57        0.74       0.94
   Net income, diluted                                  1.17         1.07        0.56        0.72       0.92
   Book value                                           9.16         8.28        7.53        7.30       6.66
   Dividends                                            0.42         0.36        0.32        0.28       0.24
   Dividend payout ratio                               34.43%       32.73%      56.14%      37.84%     25.53%

Core Income Data (3)
   Net income before extraordinary loss           $   16,879     $ 14,710    $   7,654   $   9,805  $  12,564
   Investors merger related expenses                     210
   SAIF assessment                                                    198        4,391
   Core income                                    $   17,089     $ 14,908    $  12,045   $   9,805  $  12,564

Core Earnings Per Share (3)
   Basic:
       Net income before extraordinary loss       $      1.24    $    1.10   $    0.57   $     0.74 $     0.94
       Investors merger related expenses                 0.02
       SAIF assessment                                                0.01        0.33
       Core income                                $      1.26    $    1.11   $    0.90   $     0.74 $     0.94
   Diluted:
       Net income before extraordinary loss       $      1.20    $    1.07   $    0.56   $     0.72 $     0.92
       Investors merger related expenses                 0.01
       SAIF assessment                                                0.01        0.32
       Core income                                $      1.21    $    1.08   $    0.88   $     0.72 $     0.92

                                                             At or For the Year Ended September 30,
                                                     1998(1)      1997(1)     1996(1)     1995(1)    1994(1)
                                                     (dollar amounts in thousands except per share amounts)
At September 30,
   Assets                                         $  1,839,708   $1,774,952  $1,603,177  $1,417,592 $1,295,593
   Loans receivable, net                             1,565,040    1,451,497   1,324,925   1,127,799  1,004,716
   Mortgage-backed securities                          148,630      149,781      83,993     102,246    105,977
   Investment securities                                40,412       76,959     110,686     122,579    120,789
   Deposits                                          1,164,440    1,123,988   1,111,943   1,120,546  1,108,823
   Borrowings                                          504,942      498,236     348,970     172,120     79,267
   Stockholders' equity                                125,163      111,528     101,016      97,076     87,862
   Number of offices                                        36           35          35          34         34
   Full-time equivalent employees                          576          564         561         530        558

Selected Ratios:
   Return on average equity                            13.97%         13.94%       7.60%      10.60%     14.45%
   Return on average assets                             0.90           0.88        0.51        0.72       0.98
   Core return on average equity                       14.43          14.13       11.96       10.60      14.45
   Core return on average assets                        0.93           0.89        0.80        0.72       0.98
   Gross interest margin                                2.84           2.89        2.94        2.91       3.21
   Net interest margin                                  3.10           3.15        3.22        3.16       3.42
   Efficiency ratio                                    59.42          59.40       63.12       68.57      65.61
   Average equity as a percentage of average
       assets                                           6.48           6.28        6.67        6.82       6.78

Asset Quality Ratios:
   Allowance for loan losses to loans                   0.82%          0.83%       0.88%       0.97%      1.10%
   Allowance for loan losses to non-performing
       loans                                          177.76          86.74       66.22       55.56      59.95
   Non-performing assets to loans and real estate
       and other assets acquired in settlement of
       loans                                            0.83           1.75        1.51        2.03       2.15
   Non-performing assets to total assets                0.71           1.44        1.25        1.62       1.68
   Net charge-offs to average loans                     0.11           0.14        0.10        0.05       0.11

(1) During 1998 First Financial acquired by merger Investors.  This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly all financial information prior to the merger has been retroactively restated.
(2) Loss on retirement of First Financial's 9.375% senior notes, net of income tax benefit of $173.
(3) Core income represents income exclusive of after-tax expenses related to the Investors pooling and a one time SAIF assessment recorded in 1997 and 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     First Financial's financial results of operations continued to improve in 1998. The information presented in the following discussion of financial results is generally indicative of the activities of its two thrift operating subsidiaries, First Federal and Peoples Federal. The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and accompanying notes contained herein.

     First Financial completed the acquisition of Investors on November 7, 1997, in a transaction accounted for as a pooling of interests. Under the terms of the agreement, Investors' shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors stock held, which resulted in the issuance of approximately 709,000 shares. Accordingly, all financial information has been restated to reflect the Investors merger.

     On February 28, 1998, the Board of Directors of First Financial approved a two-for-one stock split in the form of a 100% stock dividend paid on March 27, 1998 to shareholders of record on March 13, 1998. All financial statement information presented in this report has been restated to reflect the two-for-one stock split. The Board of Directors of First Financial also approved on October 22, 1998, a stock repurchase program to acquire up to 500,000 shares of common stock, representing approximately 3.7% of outstanding shares. The program is expected to end by June 30, 1999.

     In July 1998, First Financial issued a redemption notice for the Company's 9.375% senior notes. As of September 1, 1998, $19.8 million was paid plus accrued interest to redeem the notes. As a result of the redemption, an extraordinary charge of $340,000 (net of related income taxes) was recorded. The redemption is expected to increase future net interest income.

     First Financial's net income and core operating results set new records in 1998. Management believes that its goal-oriented focus combined with improving efficiency ratios, positive trends in the level of nonperforming assets and growth in average interest-earning assets with stable margins have contributed significantly to results in recent years. During 1998, 1997 and 1996 several events occurred which resulted in non-recurring charges which are excluded by First Financial in determining core operating results for the years. These items include the following:

- merger related expenses of $210,000 after-tax incurred in the first and second fiscal quarters of 1998 (or $.01 per diluted share) associated with the Investors merger.

- an extraordinary charge of $340,000 (or $.03 per diluted share) after-tax reflecting the loss incurred on redemption of $19.8 million principal balance of 10-year 9.375% notes in the final quarter of 1998.

- a special assessment from the FDIC relating to the SAIF-insured deposits of the banking subsidiaries - recorded as $198,000 after tax in 1997 (or $.01 per diluted share) and $4.4 million after tax in 1996 (or $.32 per diluted share)

     First Financial's core operating income increased $2.2 million in 1998 to set a new Company record of $17.1 million compared with $14.9 million earned in 1997 and $12.0 million in 1996. Core basic and diluted earnings per share improved to $1.26 and $1.21 in 1998, respectively, from $1.11 and 1.08 in
1997.   Core basic and diluted earnings per share totaled $.90
and $.88 in 1996, respectively.

     Net income after the effect of the extraordinary charge and other non-recurring costs was $16.5 million in 1998, $14.7 million in 1997 and $7.7 million in 1996. Basic and diluted earnings per share on net income was $1.22 and $1.17, respectively, in 1998 compared with $1.10 and $1.07 in 1997 and $.57 and $.56 in 1996.

Financial Position

     At September 30, 1998, First Financial's assets totaled $1.8 billion, increasing in total by 4%, or $64.8 million, from September 30, 1997. Net asset growth was principally attributable to growth in net loans receivable, which increased $113.5 million during 1998, offset by a reduction in the Company's investment portfolio which declined $36.5 million during fiscal 1998. Average interest-earning assets increased by 8.7% in 1998.

Investment Securities and Mortgage-backed Securities

     At September 30, 1998, available for sale securities totaled $159.5 million and represented 97.2% of investment securities and mortgage-backed securities compared to $189.8 million, or 92.6% of comparable balances at September 30, 1997. The carrying value of held to maturity securities totaled $4.6 million at September 30, 1998 compared with $15.1 million at the end of 1997.

     The primary objective of the Company in its management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities. The Associations are required to maintain average daily balances of liquid assets according to certain regulatory requirements. The Associations have maintained higher than average required balances in short-term investments and mortgage-backed securities based on their continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential direction of market interest rate changes.

Loans Receivable

     Loans comprise the major portion of interest-earning assets of the Company, accounting for 85.6% and 86.4% of average interest-earning assets in 1998 and 1997, respectively. Compared with balances on September 30, 1997, net loans receivable grew by 7.2% during 1998. Loans held for sale also increased by $10.0 million in 1998. Loan growth would have been even greater in 1998 had the Company not securitized $52.3 million in single-family fixed-rate loans during the December 1997 quarter.

     The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, manufactured housing and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

     Strong housing markets in coastal South Carolina and in markets served through its correspondent lending programs helped the Company to achieve a 7.2% increase in net loans receivable during fiscal 1998. Increasing by $95.6 million, the single-family loan portfolio was a principal factor in the growth in net
loans receivable.   Consumer loan growth, also, was well ahead of
management projections and further expansion of consumer lending remains a strategic initiative of the Company. Consumer loans increased 17.8% in fiscal 1998 and totaled $172.7 million as of September 30, 1998.

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

     Although the Company's loan portfolio grew significantly during the year, management does not believe that the risk inherent in its loan portfolio has increased. The largest component of growth has been in single-family loans, which traditionally are expected to result in smaller problem credits and less credit risk during various economic cycles than may be experienced in other types of secured real estate lending. For several years the Company's strategy has been to reduce its exposure to commercial real estate, land acquisition and development and multi-family real estate.

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

Problem Assets
                                                                                   At September 30,
                                                                     1998      1997      1996      1995      1994
                                                                            (dollar amounts in thousands)
 Non-accrual loans                                                $  2,647  $  6,609  $  8,137  $  7,709  $  4,454
 Accruing loans 90 days or more delinquent                              50       568     1,391       974       836
 Renegotiated loans                                                  4,493     6,776     8,049    11,103    13,129
 Real estate and other assets acquired in settlement of loans        5,871    11,658     2,432     3,144     3,290
                                                                  $ 13,061  $ 25,611  $ 20,009  $ 22,930  $ 21,709

 As a percent of loans receivable and real estate and other
    assets acquired in settlement of loans                           0.83%     1.75%     1.51%     2.03%     2.15%
 As a percent of total assets                                        0.71      1.44      1.25      1.62      1.68
 Allowance for loan losses as a percent of problem loans           177.76     86.74     66.22     55.56     59.95
 Net charge-offs to average loans outstanding                        0.11      0.14      0.10      0.05      0.11

     Problem assets were $13.1 million at September 30, 1998, or .71% of assets and .83% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 1997, problem assets were $25.6 million, or 1.44% of assets and 1.75% of loans receivable and real estate and other assets acquired in settlement of loans. Problem assets, which had increased in 1997 due to the acquisition through foreclosure of two shopping centers, declined significantly in 1998 as one of these properties was sold in the final quarter of fiscal 1998.

     Renegotiated loans declined by $2.3 million during 1998 primarily due to the deletion of loans which have been returned to market rates of interest and terms.

     The allowance for loan losses at September 30, 1998 covers 177.8% of reported problem loans, increasing from 86.7% as of September 30, 1997. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations. Renegotiated loans currently comprise approximately 34.4% of total problem assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level sufficient to provide for estimated probable future losses in the loan portfolio at each reporting date. Management reviews the adequacy of the allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

Allowance for Loan Losses
                                                        At or For the Year Ended September 30,
                                                     1998      1997      1996      1995      1994
                                                             (dollar amounts in thousands)
Balance, beginning of period                       $12,103   $11,639   $10,993   $11,043   $10,985
Loans charged-off:
   Real estate loans                                   981       682       824       530       858
   Commercial business loans                           122       431       188         3       461
   Consumer loans                                    1,427     1,196       745       531       692
     Total charge-offs                               2,530     2,309     1,757     1,064     2,011
Recoveries:
   Real estate loans                                   159       164       336       356       658
   Commercial business loans                           407         8        40        32        78
   Consumer loans                                      237       166       119       115       149
     Total recoveries                                  803       338       495       503       885
     Net charge-offs                                 1,727     1,971     1,262       561     1,126
   Provision for loan losses                         2,405     2,435     1,908       511     1,184
Balance, end of period:
   Real estate loans                                 8,753     9,003     9,047     8,940     9,139
   Commercial business loans                         1,087     1,384     1,225       947       949
   Consumer loans                                    2,941     1,716     1,367     1,106       955
Balance, end of period                             $12,781   $12,103   $11,639   $10,993   $11,043
 Balance as a percent of net loans:
   Real estate loans                                  0.64%     0.70%     0.77%     0.90%     1.05%
   Commercial business loans                          3.22      4.20      3.84      2.94      3.22
   Consumer loans  (1)                                1.70      1.17      1.10      0.94      0.83
   Total net loans                                    0.82      0.83      0.88      0.97      1.10
 Net charge-offs as a percent of average net loans:
   Real estate loans                                  0.06%     0.04%     0.05%     0.02%     0.02%
   Commercial business  loans                        (0.85)     1.30      0.46     (0.09)     1.23
   Consumer loans (1)                                 0.75      0.76      0.52      0.36      0.46

(1)  Consumer loans include home equity lines of credit.

     On September 30, 1998, the total allowance for loan losses was $12.8 million compared with $12.1 million at September 30, 1997. Total net loan charge-offs declined to $1.7 million in 1998 from $2.0 million in 1997. Net real estate loan charge-offs totaled $822,000 in 1998 compared with $518,000 in 1997. Net real estate charge-offs in 1998 included approximately $679,000 related to a $2.8 million multifamily loan on which the Company had maintained an $800,000 specific reserve. Consumer loan net charge-offs increased to $1.2 million in 1998 compared with $1.0 million in 1997. Management believes that a substantial portion of the $160,000 increase in consumer loan net charge-offs is attributable to higher numbers of personal bankruptcy filings. Commercial loan net recoveries of $285,000 in 1998 compared favorably with $423,000 in net charge-offs in 1997. Based on the current economic environment and other factors, management believes that the allowance for loan losses at September 30, 1998 was maintained at a level adequate to provide for inherent losses in the Company's loan portfolio.

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

                                                                  At September 30,
                                                 1998        1997       1996       1995       1994
                                                           (dollar amounts in thousands)
 Allowance for loan losses applicable to:
    Real estate loans                         $  8,753    $  9,003   $  9,047   $  8,940   $  9,139
    Commercial business loans                    1,087       1,384      1,225        947        949
    Consumer loans                               2,941       1,716      1,367      1,106        955
       Total                                  $ 12,781    $ 12,103   $ 11,639   $ 10,993   $ 11,043

 Percent of loans to total net loans:
   Real estate loans                              87.1%      87.8%       88.4%      86.9%      85.8%
   Commercial business loans                       2.1        2.2         2.3        2.8        2.8
   Consumer loans                                 10.8       10.0         9.3       10.3       11.4
      Total                                      100.0%     100.0%      100.0%     100.0%     100.0%

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

     The Company's total deposits increased $40.5 million during the year ended September 30, 1998. First Financial's deposit composition at September 30, 1998 and 1997 is as follows:

Deposits
                                              At September 30,
                                        1998                   1997
                                            Percent                Percent
                                  Balance   of Total     Balance   of Total
                                       (dollar amounts in thousands)
Checking accounts              $  162,260    13.94%   $  138,754     12.34%
Statement and other accounts      120,927    10.38       122,740     10.92
Money market accounts             153,479    13.18       141,168     12.56
Certificate accounts              727,774    62.50       721,326     64.18
Total deposits                 $1,164,440   100.00%   $1,123,988    100.00%

     National and local market trends over the past several years suggest that consumers are continuing to move an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over the recent several years. As of September 30, 1998, deposits as a percentage of liabilities were 67.9% compared with 67.6% at September 30, 1997. The Company expects to maintain a significant portion of its overall deposits in core account relationships; however, future growth in overall deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus impact the Company's future net margins. The Company's average cost of deposits at September 30, 1998 was 4.39% compared with 4.53% at September 30, 1997.

Borrowings

     Borrowings increased $6.7 million during the current year to $504.9 million as of September 30, 1998. Borrowings as a percentage of total liabilities were approximately 29.5% at the end of 1998 compared with 30% in 1997. Borrowings from the FHLB of Atlanta increased $51.9 million while reverse repurchase agreements declined $29.5 million.

     The Company's average cost of FHLB advances and reverse repurchase agreements declined from 5.65% at September 30, 1997 to 5.54% at September 30, 1998. Approximately $196.5 million in FHLB advances mature or are subject to call within one year and all of the reverse repurchase agreements mature within three months. During September 1998 First Financial redeemed $19.8 million of 9.375% senior notes due September 1, 2002. As a result of the redemption an extraordinary charge of $340,000 (net of related income taxes) was recorded. The redemption is expected to increase future net interest income.

Capital Resources

     Average stockholders' equity was $118.4 million during 1998, increasing 12.2% from $105.5 million in 1997. The primary source of growth in stockholders' equity during 1998 was retained net income. The Consolidated Statement of Stockholders' Equity details the changes in stockholders' equity during the year. The Company's capital ratio, total capital to total assets, was 6.80% at September 30, 1998 compared to 6.28% September 30, 1997.

     In October 1998 the Board of Directors approved a stock repurchase program to acquire up to 500,000 shares of the Company's Common Stock to be completed by June 30, 1999. During 1998, the Company paid out $.42 in dividends per share for a payout ratio of 34.4%, compared with dividends of $.36 and a payout ratio of 32.7% in 1997. In November 1998, the Board of Directors paid a regular quarterly cash dividend of $.12 per share, which will result in an increase of approximately 14.3% from the previous quarterly cash dividend amount of $.105 per common share.

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

     The Associations are subject to federal regulations which currently require the maintenance of a daily average balance of liquid assets equal to 4.0% of net withdrawable deposits and borrowings payable in one year or less. The Associations have adopted policies to maintain liquidity levels well above the requirements. All requirements were met in 1998.

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

     Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. As a measure of protection, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1998, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to 30% of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the banking subsidiaries. As of September 30, 1998, based on asset size of each banking subsidiary, additional advance funding of $80 million was available under the current FHLB of Atlanta general policy.

     During 1998, the Company experienced a net cash outflow from investing activities of $60.9 million, consisting principally of a net increase of $159.0 million in loans receivable and purchased loans offset partially by $66.2 million in maturities and sales of investment securities. Proceeds from sales of mortgage-backed securities totaled $24.1 million in 1998 and repayments totaled $53.4 million. The Company also purchased $22.1 million of mortgage-backed securities. The Company experienced net cash inflows of $10.1 million from operating activities and $43.2 million from financing activities.
Financing activities included $51.9 million in net additions to FHLB advances, $29.5 million in net declines in reverse repurchase agreements, the redemption of $19.8 million of senior notes and growth of $40.5 million in deposit balances.

     Proceeds from the sale of loans totaled $173.0 million in 1998, increasing from $50.5 million in 1997. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 1999.

Parent Company Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. The principal source of funds for the acquisition of Peoples Federal in 1992 was the issuance of $20.3 million in senior notes by the Company in September 1992. During 1998, the early redemption of the remaining outstanding principal of $19.8 million was partially funded by a reduction in investment securities of First Financial and partially by a $4.0 million draw on a $25.0 million bank funding line. Potential sources for First Financial's payment of principal and interest on its borrowings and for its repurchase program include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; and
(iii) interest on its investment securities. As of September 30, 1998, First Financial had cash reserves and existing marketable securities of $2.3 million compared with $12.8 million at September 30, 1997.

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

Interest Rate Sensitivity Analysis at September 30, 1998

                                                         Interest Rate Sensitivity Period
                                                                          13 Months-    Over 2
                                       3 Months    4-6 Months 7-12 Months   2 years      Years        Total
Interest-earning assets:                                   (dollar amounts in thousands)
   Loans (1)                         $  261,127   $  167,372  $ 269,865   $  91,692   $ 788,023   $1,578,079
   Mortgage-backed securities            11,584       10,566     15,539           7     107,443      145,139
   Interest-earning deposits,
      investments and FHLB stock         40,297        1,000      2,509       3,505       2,982       50,293
Total interest-earning assets           313,008      178,938    287,913      95,204     898,448    1,773,511
Interest-bearing liabilities:
   Deposits:
      Checking accounts (2)              10,150       10,150     20,299      22,119      47,003      109,721
      Savings accounts (2)                5,139        5,139     10,278      17,063      83,308      120,927
      Money market accounts             153,479        --         --          --          --         153,479
      Certificate accounts              206,240      143,142    206,538     111,006      60,848      727,774
   Total deposits                       375,008      158,431    237,115     150,188     191,159    1,111,901
   Borrowings                           254,942       75,000     35,000      60,000      80,000      504,942
Total interest-bearing liabilities      629,950      233,431    272,115     210,188     271,159    1,616,843
Current period gap                   $ (316,942)  $  (54,493) $  15,798   $(114,984)  $ 627,289   $  156,668
Cumulative gap                       $ (316,942)  $ (371,435) $(355,637)  $(470,621)  $ 156,668
Percent of total assets                  (17.23)%     (20.19)%   (19.33)%    (25.58)%      8.52%

Assumptions:
(1)  Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules.  Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date.
(2)   Decay rates for savings accounts approximate 17% in the first year and 14% in the second year.  Decay rates for checking accounts approximate 37% in the first year and 20% in the second year.
(3)  Borrowings include fixed-rate FHLB advances at the earlier of maturity date or potential call dates.  If
     FHLB advances are not called, maturities may extend.

     Based on the Company's September 30, 1998 static gap position, in a one-year time period $780 million in interest-sensitive assets will reprice and approximately $1.1 billion in interest-sensitive liabilities will reprice. This current static gap position results in a negative mismatch of $356 million, or 19.3% of assets. The Company's static gap position one year ago (before restatement) was a negative 12.4% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which may be significant in any year, based on the level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized.

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

Results of Operations

Net Interest Income

     The largest component of operating earnings for the Company is net interest income. Net interest income totaled $54.7 million in 1998 compared with $51.0 million in 1997 and $47.2 million in 1996. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

Average Yields and Rates

                                                                     Year Ended September 30,
                                              1998                            1997                             1996
                                  Average              Average    Average               Average    Average              Average
                                  Balance   Interest  Yield/Cost  Balance    Interest  Yield/Cost  Balance    Interest Yield/Cost
                                                                   (dollar amounts in thousands)
Interest-earning assets:
   Loans (1)                    $1,510,008  $119,306      7.90% $1,399,917  $ 111,510      7.97% $1,231,770  $ 100,061      8.12%
   Mortgage-backed
      securities                   168,344    11,596      6.89     108,647      7,755      7.14      98,560      7,042      7.14
   Investment securities            69,122     4,479      6.48      66,894      4,263      6.37      85,379      5,400      6.32
   Other interest-earning
      assets (2)                    16,601       964      5.81      45,750      2,831      6.19      48,734      2,983      6.12
Total interest-earning
   assets                        1,764,075   136,345      7.73   1,621,208    126,359      7.79   1,464,443    115,486      7.88
Non-interest-earning assets         63,981                          58,894                           45,942
   Total assets                 $1,828,056                      $1,680,102                       $1,510,385
Interest-bearing liabilities:
   Deposit accounts:
      Checking accounts         $  150,976     1,190      0.79  $  136,089      1,610      1.18  $ 127,243       1,928      1.52
      Savings accounts             124,683     3,199      2.57     122,637      3,370      2.75     125,725      3,514      2.80
      Money market accounts        144,331     5,157      3.57     133,030      4,684      3.52     130,532      4,789      3.67
      Certificate accounts         715,210    41,002      5.73     720,341     40,771      5.66     725,221     41,745      5.76
   Total deposits                1,135,200    50,548      4.45   1,112,097     50,435      4.54   1,108,721     51,976      4.69
   FHLB advances                   470,441    26,822      5.70     377,475     21,540      5.71     215,396     12,276      5.70
   Other borrowings                 63,733     4,319      6.78      46,838      3,365      7.18      58,520      4,062      6.94
     Total interest-bearing
   liabilities                   1,669,374    81,689      4.89   1,536,410     75,340      4.90   1,382,637     68,314      4.94
     Non-interest-bearing
   liabilities                      40,282                          38,203                           27,020
   Total liabilities             1,709,656                       1,574,613                        1,409,657
Stockholders' equity               118,400                         105,489                          100,728
   Total liabilities and
      stockholders' equity      $1,828,056                      $1,680,102                       $1,510,385
   Net interest income/gross
      margin                                $ 54,656      2.84%             $  51,019      2.89%             $  47,172      2.94%
   Net yield on average interest-
      earning assets                                      3.10%                            3.15%                            3.22%
   Percent of average interest-
      earning assets to average
      interest-bearing liabilities                      105.67%                          105.52%                          105.92%
(1)  Average balances of loans include non-accrual loans.
(2)  This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated
     Statements of Financial Condition.

     Net interest income increased $3.6 million, or 7.1%, in 1998. As the table above illustrates, net yields on average interest-earning assets declined by 5 basis points between
fiscal 1998 and 1997.   Growth in net interest income in 1998
therefore was primarily attributable to an increase of $142.9 million in average interest-earning assets. The Company's weighted average yield on assets and weighted average cost of liabilities are shown for the periods indicated. Such yields and costs are derived by dividing annualized interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. In 1998, the average yield on interest-earning assets declined to 7.73% from 7.79% in 1997 and was primarily attributable to a lower average yield on loans. The average cost of interest-bearing liabilities declined only 1 basis point primarily due to lower deposit costs.

     The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis

                                        Year Ended September 30,          Year Ended September 30,
                                            1998 versus 1997                  1997 versus 1996
                                           Increase (Decrease)               Increase (Decrease)
                                                 Due to                            Due to
                                      Volume      Rate        Net       Volume      Rate       Net
                                                       (dollar amounts in thousands)
 Interest income:
   Loans                            $  8,776   $   (980)  $  7,796    $  13,339  $ (1,890)  $  11,449
   Mortgage-backed securities          4,122       (281)     3,841          713                   713
   Investment securities                 142         74        216       (1,179)       42      (1,137)
   Other interest-earning assets      (1,703)      (164)    (1,867)        (186)       34        (152)
 Total interest income                11,337     (1,351)     9,986       12,687    (1,814)     10,873
 Interest expense:
   Deposit accounts
      Checking accounts                  160       (580)      (420)         130      (448)       (318)
      Savings accounts                    55       (226)      (171)         (83)      (61)       (144)
      Money market accounts              405         68        473           91      (196)       (105)
      Certificate accounts              (284)       515        231         (272)     (702)       (974)
   Total deposits                        336       (223)       113         (134)   (1,407)     (1,541)
   Borrowings                          6,471       (235)     6,236        8,408       159       8,567
 Total interest expense                6,807       (458)     6,349        8,274    (1,248)      7,026
 Net interest income                $  4,530   $   (893)  $  3,637    $   4,413  $   (566)  $   3,847

Provision for Loan Losses

     The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 1998 and 1997, the Company's provision expense was $2.4 million compared with $1.9 million in 1996. The provision was higher in 1998 and 1997 than 1996 principally due to increased loan charge-offs. Total loan loss reserves were $12.8 million and $12.1 million at September 30, 1998 and 1997, respectively, and represented .82% and 0.83% of net loans receivable.

     Net charge-offs in fiscal 1998 totaled $1.7 million, or .11% of average net loans, compared with $2.0 million in 1997, or 0.14% of average net loans. Net loan charge-offs of $1.3 million in 1996 resulted in charge-offs to average loans of 0.10%.

Other Income

     Other income in 1998 increased by $1.1 million, or 8.6%, to $13.4 million in 1998 from $12.3 million in 1997. During 1997, other income improved by $2.3 million, or 22.7% from 1996. The greatest dollar increase in non-interest revenues during fiscal 1998 was in net gain on sale of loans which increased $579,000, or 132% from 1997 levels. Gains from loan sales also improved $383,000 from 1996 to 1997. Activity in both years reflected the Company's asset/liability strategy during the respective periods to sell its agency-qualifying 15- and 30-year fixed-rate single-family loan production. The general level of market interest rates in 1998 resulted in higher fixed-rate mortgage production and ultimately a greater volume of loan sales occurring in 1998 than in 1997.

     The rate of growth in service charges and fees on deposit accounts slowed to 3.4% in 1998 from a rate of growth of 17.6% in 1997. The Company delayed its implementation of pricing increases for checking and other deposit account services until late in fiscal 1998.

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

Comparison of Non-Interest Expense

                                                                     Year Ended September 30,
                                             1998              1997             1996             1995             1994
                                                   %                 %                 %               %                %
                                                 Average           Average         Average          Average          Average
                                        Amount   Assets  Amount    Assets  Amount   Assets  Amount   Assets  Amount   Assets
                                                                   (dollar amounts in thousands)
Salaries and employee benefits        $ 22,263    1.22% $ 20,425    1.22% $ 18,920   1.25% $ 18,216   1.34% $ 17,351   1.35%
Occupancy costs                          3,316    0.18     3,113    0.18     2,949   0.19     3,138   0.23     2,846   0.22
Marketing                                1,264    0.07     1,518    0.09     1,216   0.08     1,013   0.08     1,156   0.09
Depreciation, amortization, rental and
   maintenance of equipment              2,717    0.15     2,779    0.16     2,588   0.17     2,495   0.19     2,299   0.18
FDIC insurance premiums                    709    0.04     1,116    0.07     2,694   0.18     2,625   0.19     2,671   0.21
Other                                    9,572    0.52     8,405    0.50     7,836   0.52     7,186   0.53     7,203   0.56
Core expenses                           39,841    2.18    37,356    2.22    36,203   2.39    34,673   2.56    33,526   2.61
SAIF Special assessment                                      313    0.02     6,955   0.46
Merger-related expenses                    317    0.02
Total non-interest expense            $ 40,158    2.20% $ 37,669    2.24% $ 43,158   2.85% $ 34,673   2.56% $ 33,526   2.61%

     Total non-interest expense increased $2.5 million, or 6.6% in 1998. Comparing fiscal 1997 and 1996, total non-interest expense declined $5.5 million. Core non-interest expense increased $2.5 million, or 6.7% between fiscal 1998 and 1997 and $1.2 million, or 3.2% between fiscal 1997 and 1996.

     The largest component of non-interest expense, salaries and employee benefits, increased $1.8 million, or 9.0% in 1998 due to increased staffing for the expansion of products and services, staffing for branch expansion and higher expenses related to health and other employee benefits offered by the Company. In addition, the Company incurred costs related to the implementation of several incentive-based compensation plans. In fiscal 1997, salaries and employee benefits increased 8.0%, or $1.5 million from 1996.

     Annual FDIC SAIF assessments declined to 18 basis points in the first quarter of 1997 and then further declined to 6.5 basis points effective January 1, 1997. During fiscal 1996 the SAIF assessment was based on 23 basis points on assessable deposits. Currently the banking subsidiaries are being charged 5.8 basis points for a FICO assessment which is approximately five times the charge to commercial banks. The effect of reductions in FDIC assessments between the respective periods resulted in a decline of $407,000 from 1997 to 1998 and a decline of $1.6 million between fiscal 1996 and 1997.

     A portion of the $1.5 million increase in other expense in 1998 relates to higher professional fees of approximately $375,000 incurred for several business initiatives and non-recurring expenses of $317,000 related to the Investors merger.

     The Company's efficiency ratio, excluding the FDIC SAIF assessment and merger-related expenses, declined to 59.4% in 1998 and 1997, compared to 63.1% in 1996. Management continues to target lower expense ratios as an important strategic goal of the Company.

Income Tax Expense

     Income taxes totaled $8.6 million in 1998, compared to $8.5 million in 1997 and $4.5 million in 1996. The Company's effective tax rate was 33.7% in 1998, 36.6% in 1997 and 36.9% in 1996. During 1998 the Company implemented certain strategies aimed at reducing the Company's effective tax rate in future periods. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The Company will adopt SFAS 130 effective October 1, 1998. The adoption of SFAS 130 is not expected to have a material impact on the Company.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 becomes effective for financial statements for periods beginning after December 15, 1997 and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS 131 on September 30, 1999 is not expected to have a material impact on the Company.

     In June of 1998 the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

     SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

Year 2000 Issue

     The Company recognizes the importance of ensuring that its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company continues to work aggressively on its comprehensive Year 2000 project. The awareness and assessment phases of the project have been completed and the remediation, validation and implementation phases are well underway. The Company's core business systems (those systems which run on its internal mainframe) are considered to be the most critical. The Company's host hardware and operating systems software were upgraded and compliant by September 30, 1998. The Company utilizes an integrated banking application system from one vendor for most of its critical banking applications. This vendor has met the Company's expectations for delivery of Year 2000 compliant upgrades to its applications and the Company is currently running these systems in a "test" environment. Management expects these critical banking applications will be moved from a test environment into production before March 31, 1999. Item processing systems were recently upgraded to be Year 2000 compliant. Throughout 1999, the Company will continue to test for the Year 2000 and will also will be conducting tests with external entities as they become Year 2000 compliant.

     As part of a comprehensive two year project, in June of 1998 the Company selected software and hardware for new branch automation systems. Installation of new teller systems, which are Year 2000 compliant, commenced in September 1998 and will be completed by December 31, 1998. Upgrades to customer service platform systems will follow by March 31, 1999. Capitalized costs for the new branch hardware, software and a frame relay communications network are estimated to total approximately $2.0 million.

     The Company has budgeted approximately $300,000 in estimated operating costs for Year 2000 readiness, with approximately $112,000 expensed to date. The costs of the Year 2000 project and the dates scheduled by the Company for being compliant are based on management's best estimates at this time and are not deemed to be material to the Company's financial position and are being expensed as incurred.

     The Company continues to remediate non-critical systems and to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company is also developing a comprehensive contingency plan which will outline options in the event that any mission-critical application or system remediation efforts are not successful. The Company and its subsidiaries are regulated by the OTS, and thus are subject to supervisory reviews of Year 2000 conversion efforts. Additionally, the vendor that provides the Company's integrated banking application system is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Asset/Liability
Management."

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



               /s/ A. Thomas Hood


               President and Chief Executive Officer





                     AUDIT COMMITTEE'S REPORT

     The Audit Committee of the Board of Directors of the Company is comprised of four outside directors. The members of the Committee are: Dr. D. Kent Sharples, Chairman, Mr. Gary C. Banks, Jr., Mr. Paul G. Campbell, Jr. and Mr. Thomas E. Thornhill. The Committee held four meetings during fiscal 1998.
     The Audit Committee meets with the independent auditors, management, and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance of the independent auditors prior to recommending their appointment and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent auditors and the internal auditors have full access to the Audit Committee.



               /s/ D. Kent Sharples
               Chairman, Audit Committee


                  REPORT OF INDEPENDENT AUDITORS





The Board of Directors
First Financial Holdings, Inc. and Subsidiaries


     We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.


               KPMG PEAT MARWICK LLP




Greenville, South Carolina
October 22, 1998

                                     FIRST FINANCIAL HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                    September 30,
                                                                                 1998           1997
                                                                            (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                  $        40,392 $      48,034
Investment securities held to maturity (fair value of $4,194 and $14,345)            4,148        14,282
Investment securities available for sale, at fair value                             11,264        40,826
Investment in capital stock of FHLB, at cost                                        25,000        21,851
Loans receivable, net of allowance of $12,781 and $12,103                        1,550,567     1,446,981
Loans held for sale                                                                 14,473         4,516
Mortgage-backed securities, held to maturity (fair value of $452 and $828)             444           818
Mortgage-backed securities available for sale, at fair value                       148,186       148,963
Accrued interest receivable                                                         10,631        10,435
Office properties and equipment, net                                                15,836        15,944
Real estate and other assets acquired in settlement of loans                         5,871        11,658
Other assets                                                                        12,896        10,644
Total assets                                                               $     1,839,708 $   1,774,952

Liabilities and Stockholders' Equity
Liabilities:
   Deposit accounts                                                        $     1,164,440 $   1,123,988
   Advances from FHLB                                                              471,500       419,577
   Securities sold under agreements to repurchase                                   29,442        58,896
   Other short-term borrowings                                                       4,000
   Long-term debt                                                                                 19,763
   Advances by borrowers for taxes and insurance                                     6,503         6,521
   Outstanding checks                                                               15,094        13,826
   Other                                                                            23,566        20,853
Total liabilities                                                                1,714,545     1,663,424

Commitments and contingencies (Note 17)

Stockholders' equity:
   Serial preferred stock, authorized 3,000,000 shares--none issued
   Common stock, $.01 par value, authorized 24,000,000 shares, issued
      15,033,853 and 14,835,218 shares at September 30, 1998 and 1997,
      respectively                                                                     150           148
   Additional paid-in capital                                                       30,308        28,901
   Retained income, substantially restricted                                       100,075        88,787
   Unrealized net gain on securities available for sale, net of income tax           2,195         1,156
   Treasury stock at cost, 1,374,872 shares and 1,370,254 shares at
      September 30, 1998 and 1997, respectively                                     (7,565)       (7,464)
Total stockholders' equity                                                         125,163       111,528
Total liabilities and stockholders' equity                                 $     1,839,708 $   1,774,952

See accompanying notes to consolidated financial statements.

                                     FIRST FINANCIAL HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended September 30,
                                                                1998            1997           1996
Interest Income                                                   (dollar amounts in thousands,
                                                                    except per share amounts)
   Interest on loans                                      $       119,306   $    111,510   $    100,061
   Interest on mortgage-backed securities                          11,596          7,755          7,042
   Interest and dividends on investment securities                  4,479          4,263          5,400
   Other                                                              964          2,831          2,983
Total interest income                                             136,345        126,359        115,486
Interest Expense
   Interest on deposits
      NOW accounts                                                  1,190          1,610          1,928
      Passbook, statement and other accounts                        3,199          3,370          3,514
      Money market accounts                                         5,157          4,684          4,789
      Certificate accounts                                         41,002         40,771         41,745
   Total interest on deposits                                      50,548         50,435         51,976
   Interest on FHLB advances                                       26,822         21,540         12,276
   Interest on short term borrowings                                2,620          1,512          2,209
   Interest on long-term debt                                       1,699          1,853          1,853
Total interest expense                                             81,689         75,340         68,314
Net interest income                                                54,656         51,019         47,172
Provision for loan losses                                           2,405          2,435          1,908
Net interest income after provision for loan losses                52,251         48,584         45,264
Other Income
   Net gain on sale of loans                                        1,019            440             57
   Gain on sale of investment and mortgage-backed
      securities                                                      306            125             74
   Loan servicing fees                                              1,235          1,394          1,306
   Service charges and fees on deposit accounts                     5,814          5,621          4,781
   Commissions on insurance                                         1,850          1,766          1,738
   Brokerage fees                                                     871            586            323
   Bank card fees                                                   1,601          1,403            981
   Real estate operations, net                                       (363)          (142)          (294)
   Other                                                            1,024          1,103          1,053
Total other income                                                 13,357         12,296         10,019
Non-Interest Expense
   Salaries and employee benefits                                  22,263         20,425         18,920
   Occupancy costs                                                  3,316          3,113          2,949
   Marketing                                                        1,264          1,518          1,216
   Depreciation, amortization, rental and maintenance of
   equipment                                                        2,717          2,779          2,588
   FDIC insurance premiums                                            709          1,116          2,694
   FDIC SAIF Special Assessment                                                      313          6,955
   Other                                                            9,889          8,405          7,836
Total non-interest expense                                         40,158         37,669         43,158
Income before income taxes                                         25,450         23,211         12,125
Income tax expense                                                  8,571          8,501          4,471
Net income before extraordinary loss                               16,879         14,710          7,654
Extraordinary loss on extinguishment of debt (net of
   related income tax benefit of $173)                               (340)
Net income                                                $        16,879   $     14,710   $      7,654
Earnings Per Common Share
   Income before extraordinary loss
      Basic                                               $         1.24    $       1.10   $       0.57
      Diluted                                             $         1.20    $       1.07   $       0.56
   Extraordinary loss on extinguishment of debt, net of
   related income tax
      Basic                                               $        (0.02)
      Diluted                                             $        (0.03)
   Net income
      Basic                                               $         1.22    $       1.10   $       0.57
      Diluted                                             $         1.17    $       1.07   $       0.56
   Dividends Per Common Share                             $         0.42    $       0.36   $       0.32

Average Number of Shares Outstanding
   Basic                                                          13,572         13,380         13,384
   Diluted                                                        14,101         13,801         13,708

See accompanying notes to consolidated financial statements.

                                               FIRST FINANCIAL HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                 Unrealized
                                                                                  Net Gain
                                                                                 (Loss) on
                                                                                 Securities
                                                            Additional           Available
                                                  Common    Paid-in   Retained   for Sale,     Treasury Stock
                                                   Stock    Capital    Income       Net      Shares      Amount      Total
                                                                        (dollar amounts in thousands)
Balance, September 30, 1995 as originally
  reported                                       $   138  $  23,707 $   72,814       $(74)       1,156 $  (5,176) $   91,409
Equity of pooled companies acquired in
  year ended September 30, 1998                        7      2,909      2,751                                         5,667
Balance at September 30, 1995, restated              145     26,616     75,565        (74)       1,156    (5,176)     97,076
  Common stock issued pursuant to stock
   option and employee benefit plans                   2        766                                                      768
  Cash dividends ($.32 per share)                                       (4,062)                                       (4,062)
  Treasury stock purchased                                                                          78      (763)       (763)
  Change in unrealized net gain (loss) on
   securities available for sale, net of
   income tax                                                                         415                                415
  Options exercised by employees of
   pooled company prior to merger                                30                                                       30
  Cash dividends paid by pooled
   company prior to merger                                                 (95)                                          (95)
  Investors stock dividends                                     297       (303)                                           (6)
  Net income                                                             7,654                                         7,654
Balance, September 30, 1996                          147     27,709     78,759        341        1,234    (5,939)    101,017
  Common stock issued pursuant to stock
   option and employee benefit plans                   1      1,147                                                    1,148
  Cash dividends ($.36 per share)                                       (4,565)                                       (4,565)
  Treasury stock purchased                                                                         136    (1,525)     (1,525)
  Change in unrealized net gain (loss) on
   securities available for sale, net of
   income tax                                                                         815                                815
  Options exercised by employees of
   pooled company prior to merger                                45                                                       45
  Cash dividends paid by pooled
   company prior to merger                                                (117)                                         (117)
  Net income                                                            14,710                                        14,710
Balance, September 30, 1997                          148     28,901     88,787      1,156        1,370    (7,464)    111,528
  Common stock issued pursuant to stock
   option and employee benefit plans                   2      1,407                                                    1,409
  Cash dividends ($.42 per share)                                       (5,700)                                       (5,700)
  Treasury stock purchased                                                                           5      (101)       (101)
  Change in unrealized net gain (loss) on
   securities available for sale, net of
   income tax                                                                       1,039                              1,039
  Cash payment for fractional shares
   related to pooling                                                       (5)                                           (5)
  Cash dividends paid by pooled
   company prior to merger                                                (117)                                         (117)
  Equity adjustment of pooled company for
   the nine months ended September 30, 1997                                571                                           571
  Net income                                                            16,539                                        16,539
Balance, September 30, 1998                      $   150  $  30,308 $  100,075     $2,195        1,375 $  (7,565) $  125,163

See accompanying notes to consolidated financial statements.

                                             FIRST FINANCIAL HOLDINGS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         Year Ended September 30,
                                                                                       1998        1997        1996
 Operating Activities                                                                 (dollar amounts in thousands)
 Net income                                                                        $   16,539   $   14,710  $   7,654
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                         2,002        2,008      1,903
   Gain on sale of loans, net                                                          (1,019)        (440)       (57)
   Gain on sale of investments, net                                                      (306)        (125)       (74)
   (Gain) loss on sale of property and equipment, net                                       8           27        (56)
   Gain on sale of real estate owned, net                                                 (23)         (69)      (177)
   Amortization of unearned discounts/premiums on investments, net                       (342)        (230)       360
   Decrease in deferred loan fees and discounts                                          (383)        (369)      (435)
   Increase (decrease) in receivables and prepaid expenses                             (3,078)         327     (2,881)
   Provision for loan losses                                                            2,405        2,435      1,908
   Write downs of real estate acquired in settlement of loans                             275          106        158
   Increase (decrease) in deferred taxes                                                7,231        3,364     (2,344)
   Proceeds from sales of loans held for sale                                         173,042       50,453      9,555
   Origination of loans held for sale                                                (182,999)     (53,616)   (10,908)
   Increase (decrease) in accounts payable and accrued expenses                        (3,913)      (3,257)    15,056
   Amortization of discount on long-term debt                                             630          126        126
 Net cash provided by operating activities                                             10,069       15,450     19,788
 Investing Activities
 Proceeds from maturity of investment securities                                       16,226       27,384     34,800
 Proceeds from sales of investments available for sale                                 50,013       13,797     10,730
 Purchases of investments held to maturity                                                          (1,954)    (9,896)
 Purchases of investments available for sale                                          (26,093)                (19,966)
 Purchase of FHLB stock                                                                (3,149)      (5,934)    (3,665)
 Increase in loans, net                                                              (128,343)    (115,671)  (159,298)
 Net (increase) decrease in credit card receivables                                       568         (539)    (1,307)
 Proceeds from sales of mortgage-backed securities available for sale                  24,095       35,398     20,721
 Repayments on mortgage-backed securities                                              53,388       17,401     20,111
 Purchases of mortgage-backed securities                                              (22,092)    (100,228)   (22,313)
 Purchase of loans and loan participations                                            (30,664)     (36,827)   (38,738)
 Proceeds from sales of real estate owned                                               7,046        2,545      2,885
 Net purchase of office properties and equipment                                       (1,902)      (1,270)    (2,895)
 Net cash used in investing activities                                                (60,907)    (165,898)  (168,831)
 Financing Activities
 Net increase in NOW, passbook and money market fund accounts                          34,004       13,336      1,246
 Net increase (decrease) in certificates of deposit                                     6,448       (1,292)    (9,848)
 Net proceeds of FHLB advances                                                         51,923      107,175    204,549
 Net purchase (repurchase) of securities sold under agreements to repurchase          (29,454)      42,091    (27,699)
 Net increase in other borrowings                                                       4,000
 Retirement of Senior Notes                                                           (19,763)
 Increase (decrease) in escrow accounts                                                   (18)        (929)       496
 Proceeds from sale of common stock                                                     1,408        1,149        768
 Dividends paid                                                                        (5,700)      (4,565)    (4,062)
 Treasury stock purchased                                                                (106)      (1,525)      (763)
 Stock Options exercised - Investors                                                                    45         30
 Equity adjustment of merged company                                                      571
 Cash dividend paid by pooled company                                                    (117)        (117)      (102)
 Net cash provided by financing activities                                             43,196      155,368    164,615
 Net increase (decrease) in cash and cash equivalents                                  (7,642)       4,920     15,572
 Cash and cash equivalents at beginning of period                                      48,034       43,114     27,542
 Cash and cash equivalents at end of period                                        $   40,392   $   48,034  $  43,114
 Supplemental disclosures:
   Cash paid during the period for:
      Interest                                                                     $   78,588   $   72,937  $  65,792
      Income taxes                                                                      7,008        5,527      5,450
   Loans foreclosed                                                                     3,162       12,391      1,920
   Loans securitized into mortgage-backed securities                                   52,341       16,111
   Unrealized net gain on securities available for sale, net of income tax              1,039          815        415
   Transfers of securities held to maturity to available for sale                                              50,185
See accompanying notes to consolidated financial statements.

                  FIRST FINANCIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                September 30, 1998, 1997 and 1996

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

Consolidation
     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiaries, First Federal and Peoples Federal (together, the "Associations") and First Southeast Investor Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by the Associations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share
     In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share" ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. All prior year information has been restated upon adoption of SFAS 128.

Disclosure of Information about Capital Structure
     In fiscal year 1998, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure." The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies, such as First Financial, that were subject to the previously existing requirements.

Stock Based Compensation
     In fiscal year 1997, the Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS 123, issued in October 1995, allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under APB Opinion 25 to account for stock-based compensation. This statement permits the Company to continue accounting for stock based compensation as set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," provided the Company discloses the proforma effect on net income and earnings per share of adopting the full provisions of SFAS 123. Accordingly, the Company has elected to continue using APB Opinion 25 and has disclosed in the footnotes proforma net income and earnings per share information as if the fair value method had been applied.

Adoption of SFAS 114 and SFAS 118
     The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -
- Income Recognition and Disclosure" on October 1, 1995. SFAS 114 requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.
     A loan is considered impaired if its terms are modified in a troubled debt restructuring after October 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.
     The adoption of SFAS 114 and 118 required no increase to the allowance for loan losses and had no impact on net income for the years ended September 30, 1998, 1997 and 1996.

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

Loans Receivable and Loans Held for Sale
     The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan product for portfolio lending purposes. The Company's consumer loans include lines of credit, auto loans, marine loans, manufactured housing loans and loans on various other types of consumer products. The Company also makes shorter term commercial business loans on a secured and unsecured basis.
     Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the interest method.
     Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt.
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Mortgage Servicing Rights
     On January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS No. 125 supersedes, but generally retains, the requirements of SFAS No. 122, Accounting for Mortgage Servicing Rights , which the Company adopted on October 1, 1995. Both Statements require the recognition of originated and purchased mortgage servicing rights ( MSRs ) as assets by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. In addition, SFAS No. 125 eliminates the distinction between normal and excess servicing to the extent the servicing fee does not exceed that specified in the contract. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations for the year ended September 30, 1997.
     Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.
     SFAS No. 125 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. Periodically, the Company uses an independent party to evaluate the present values of its portfolio of mortgage servicing. This evaluation is principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

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

Risks and Uncertainties
     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, mortgage-backed securities available for sale and mortgage servicing rights.
     The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations for the periods covered. Actual results could differ significantly from those estimates and assumptions.

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

2.   Business Combinations

     On November 7, 1997, the Company issued approximately 708,800 shares of common stock for all of the outstanding common stock of Investors Savings Bank of South Carolina, Inc. ("Investors"). The business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements were restated to include the accounts and results of operations of Investors. The following table shows separate company results for periods prior to the combination. The results listed are not necessarily indicative of future operations. The amounts for 1997 and 1996 include the results of operations for Investors for the years ended December 31, 1996 and 1995.
                                            September 30,
                                         1997           1996
 Total Revenue:
     First Financial                 $  133,653    $    120,823
     Investors                            5,002           4,682
        Combined                     $  138,655    $    125,505
 Net Income:
     First Financial                 $   14,116    $      7,028
     Investors                              594             626
        Combined                     $   14,710    $      7,654
 Earnings Per Common Share:
     First Financial
        Basic                        $     1.11    $       0.55
        Diluted                            1.08            0.53
     Investors
        Basic                              2.30            2.46
        Diluted                            2.27            2.41
     Combined
        Basic                              1.10            0.57
        Diluted                            1.07            0.56

3.   Cash and Cash Equivalents

     Cash and cash equivalents consist of the following:
                                              September 30,
                                            1998         1997
Cash working funds                      $  13,964    $  12,315
Non-interest-earning demand deposits        3,531        4,875
Deposits in transit                        12,912       15,001
Interest-earning deposits                   9,985       15,843
        Total                           $  40,392    $  48,034

     The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

4.   Investment and Mortgage-backed Securities Held to Maturity

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities held to maturity are as follows:

                                                              September 30, 1998
                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized        Fair
                                               Cost          Gains        Losses         value
U.S. Treasury securities and obligations
   of U.S. government agencies and
   corporations                               $ 3,499       $    15                     $   3,514
State and local government obligations
Corporate debt and other securities               649            31                           680
Mortgage-backed securities
   FHLMC                                          444             8                           452
      Total                                   $ 4,592       $    54                     $   4,646

                                                               September 30, 1997
                                                            Gross           Gross
                                              Amortized   Unrealized      Unrealized       Fair
                                                Cost         Gains          Losses         value
U.S. Treasury securities and obligations
   of U.S. government agencies and
   corporations                              $ 12,935       $    18          $     40   $  12,913
State and local government obligations            848            84                           932
Corporate securities                              499             1                           500
Mortgage-backed securities
   FHLMC                                          818            10                           828
      Total                                  $ 15,100       $   113          $     40   $  15,173

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 1998, by contractual maturity, are shown below.

                                                 September 30, 1998
                                            Amortized Cost     Fair Value
Due in one year or less                       $   3,499        $    3,514
Due after one year through five years               200               208
Due after five through ten years                    449               472
                                                  4,148             4,194
Mortgage-backed securities                          444               452
      Total                                   $   4,592        $    4,646

     There were no sales of investment securities held to maturity during fiscal 1998, 1997 and 1996.

5.   Investment and Mortgage-backed Securities Available for Sale

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

                                                               September 30, 1998
                                                                Gross         Gross
                                               Amortized      Unrealized    Unrealized
                                                  Cost          Gains         Losses    Fair Value
 U.S. Treasury securities and obligations
   of U.S. government agencies and
   corporations                              $   6,981      $     113                   $   7,094
 Corporate securities                            3,009             44          $53          3,000
 Other                                           1,170                                      1,170
                                                11,160            157           53         11,264
 Mortgage-backed securities:
   FHLMC                                        57,938          2,159                      60,097
   FNMA                                         46,005          1,277          234         47,048
   GNMA                                         26,781            327          129         26,979
   Other                                        13,971            106           15         14,062
                                               144,695          3,869          378        148,186
      Total                                  $ 155,855      $   4,026      $   378      $ 159,450

                                                                September 30, 1997
                                                                  Gross         Gross
                                                 Amortized     Unrealized    Unrealized      Fair
                                                   Cost           Gains        Losses       Value
 U.S. Treasury securities and obligations
   of U.S. government agencies and
   corporations                                $     15,775   $         78  $       45   $    15,808
 Corporate securities                                 8,238            146                     8,384
 Mutual funds                                        16,794              3         163        16,634
                                                     40,807            227         208        40,826
 Mortgage-backed securities:
   FHLMC                                             41,271          1,192          19        42,444
   FNMA                                              46,221            395          99        46,517
   GNMA                                              35,986            499          15        36,470
   Other                                             23,610             61         139        23,532
                                                    147,088          2,147         272       148,963
      Total                                    $    187,895   $      2,374  $      480   $   189,789

     The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 1998
                                          Amortized Cost   Fair Value
 Due in one year or less                      $   4,329    $   4,359
 Due after one year through five years            5,488        5,615
 Due after five years through ten years
 Due after ten years                              1,343        1,290
                                                 11,160       11,264
 Mortgage-backed securities                     144,695      148,186
    Total                                     $ 155,855    $ 159,450

     Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $74,108 in fiscal 1998 resulting in a gross realized gain of $547 and a gross realized loss of $241. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,195 in fiscal 1997 resulting in a gross realized gain of $307 and a gross realized loss of $182. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $31,451 in fiscal 1996 resulting in a gross realized gain of $302 and a gross realized loss of $10.

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

7.   Earnings per Share

     Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                   Year Ended September 30,
                                                                 1998          1997         1996
Weighted average number of common shares used in basic EPS      13,571,635  13,380,152   13,384,000
Effect of dilutive stock options                                   529,905     421,206      324,000
Weighted average number of common shares and dilutive
   potential common shares used in diluted EPS                  14,101,540  13,801,358   13,708,000

8.   Loans Receivable

     Loans receivable, including loans held for sale, consisted of the following:

                                                                               September 30,
                                                                             1998          1997
 Mortgage loans                                                          $ 1,344,524   $ 1,278,851
 Residential construction loans                                               59,441        36,053
 Mobile home loans                                                            26,983        19,537
 Savings account loans                                                         5,531         5,835
 Home equity lines of credit                                                  73,122        57,541
 Commercial business loans                                                    33,790        32,967
 Credit cards                                                                 10,424        10,992
 Other consumer loans                                                         56,624        52,722
                                                                           1,610,439     1,494,498
 Less:
      Allowance for loan losses                                               12,781        12,103
      Loans in process                                                        32,360        30,257
      Deferred loan fees and discounts on loans                                  258           641
                                                                              45,399        43,001
           Total                                                         $ 1,565,040   $ 1,451,497

     First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $403,223 and $240,980 at September 30, 1998 and 1997,
respectively.

     Non-accrual and renegotiated loans are summarized as follows:

                                              September 30,
                                            1998         1997
 Non-accrual loans                       $   2,647   $   6,609
 Renegotiated loans                          4,493       6,776
         Total                           $   7,140   $  13,385

     Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $549, $1,131 and $1,198 for the years ended September 30, 1998, 1997 and 1996, respectively. Recorded interest income on these loans was $327, $503 and $612 for 1998, 1997 and 1996, respectively.

     An analysis of changes in the allowance for loan losses is as follows:

                                     Year Ended September 30,
                                    1998       1997      1996
 Balance, beginning of period     $ 12,103   $ 11,639  $ 10,993
 Charge-offs                        (2,530)    (2,309)   (1,757)
 Recoveries                            803        338       495
 Net charge-offs                    (1,727)    (1,971)   (1,262)
 Provision for loan losses           2,405      2,435     1,908
    Balance, end of period        $ 12,781   $ 12,103  $ 11,639

     At September 30, 1998 and 1997 impaired loans totaled $2,987 and $7,644, respectively. Included in the allowance for loan losses at September 30, 1997 was $800 related to $2,775 of impaired loans. The remainder of the impaired loans are recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 1998 and 1997 was $4,882 and $10,306, respectively. Interest income of $59 and $126 was recognized on impaired loans in 1998 and 1997, respectively, while they were impaired.
     The Company principally originates residential and commercial real estate loans throughout its primary market area located in the coastal region of South Carolina and Florence County. Although the coastal region has a diverse economy, much of the area is heavily dependent on the tourism industry and industrial and manufacturing companies. A substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.
     Residential one-to-four family real estate loans amounted to $1,135,765 and $1,040,142 at September 30, 1998 and 1997,
respectively. The Company's multi-family residential loan portfolio of $43,161 and $54,593 at September 30, 1998 and 1997, respectively, are highly dependent on occupancy rates for such properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.
     Commercial real estate loans totaled $141,182 and $159,229 and acquisition and development loans and lot loans totaled $83,857 and $60,940 at September 30, 1998 and 1997, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
     Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $10,001 at September 30, 1998 and $10,233 at September 30, 1997.

9.   Office Properties and Equipment

     Office properties and equipment are summarized as follows:

                                                          September 30,
                                                        1998         1997
 Land                                                $   3,161    $   3,616
 Buildings and improvements                              9,913       10,309
 Furniture and equipment                                14,515       12,887
 Leasehold improvements                                  4,152        3,899
                                                        31,741       30,711
 Less, accumulated depreciation and amortization       (15,905)     (14,767)
     Total                                           $  15,836    $  15,944

10.  Real Estate

     Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

                                                          September 30,
                                                        1998         1997
 Real estate acquired in settlement of loans         $  5,790     $ 11,526
 Other assets acquired in settlement of loans              81          132
      Total                                          $  5,871     $ 11,658

     Real estate operations are summarized as follows:

                                                            Year Ended September 30,
                                                         1998        1997        1996
 Gain on sale of real estate                          $    23     $     69    $    177
 Provision charged as a write-down to real estate        (275)        (106)       (158)
 Expenses                                                (126)        (122)       (372)
 Rental income                                             15           17          59
                Total                                 $  (363)    $   (142)   $   (294)

11.  Deposit Accounts

     The deposit balances and related nominal rates were as follows:

                                                           September 30,
                                                    1998                    1997
                                                       Weighted                 Weighted
                                                        Average                  Average
                                            Balance       Rate       Balance       Rate
 Non-interest-bearing demand accounts    $   52,539               $    38,441
 NOW accounts                               109,721       0.85%       100,313     1.28%
 Passbook, statement and other accounts     120,927       2.52        122,740     2.63
 Money market accounts                      153,479       3.47        141,168     3.64
                                            436,666       2.13        402,662     2.40
 Certificate accounts:
    Fixed-rate                              697,349       5.77        676,659     5.74
    Variable-rate                            30,425       5.18         44,667     5.45
                                            727,774       5.75        721,326     5.72
           Total                         $1,164,440       4.39%   $ 1,123,988     4.53%

     Scheduled maturities of certificate accounts were as
follows:
                                              September 30,
                                            1998          1997
 Within one year                       $  551,792     $  497,147
 After one but within two years           115,167        137,867
 After two but within three years          17,202         38,979
 Thereafter                                43,613         47,333
      Total                            $  727,774     $  721,326

     The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $16,305 and $31,823 at September 30, 1998 and 1997, respectively, to secure deposits by various entities.
     Certificates of deposit with balances equal to or exceeding $100,000 totaled $181,361 and $158,510, at September 30, 1998 and
1997, respectively.

12.  Advances From Federal Home Loan Bank

     Advances from the FHLB of Atlanta consisted of the following:

                                  September 30,
                           1998                   1997
                               Weighted                Weighted
                                Average                 Average
 Maturity           Balance      Rate       Balance      Rate
 One year         $ 196,500      5.62%   $  223,500       5.72%
 Two years           35,000      5.57        25,000       5.64
 Three years                                 35,000       5.57
 Four years          85,000      5.84        10,000       5.75
 Five years          80,000      5.32        75,000       5.85
 Nine years          50,000      5.10
 Ten years           25,000      5.57        50,000       5.10
 Fifteen years                                1,077       6.00
      Total       $ 471,500      5.54%   $  419,577       5.65%

     As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $628,667 and $559,436 as of September 30, 1998 and 1997, respectively. In addition, all of its FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

13.  Securities Sold Under Agreements to Repurchase and Other
Short-term Borrowings

     Securities sold under agreements to repurchase consisted of the following:

                                                                                   September 30,
                                                                                   1998     1997
 Investment and mortgage-backed securities with an amortized cost of $31,341 and $62,396 and fair value of $32,079 and $62,655  at September 30, 1998
    and 1997, respectively                                                       $29,442  $58,896

     The agreements had a weighted average interest rate of 5.58% and 5.62% at September 30, 1998 and 1997, respectively, and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 1998 and 1997, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $45,241 and $27,050 during 1998 and 1997, respectively, and the maximum amount outstanding at any month-end during 1998 and 1997 was $87,405 and $58,896, respectively.

 Other short-term borrowings consisted of the following:
                                               September 30,
                                              1998        1997
 Line of credit - 7.69% variable rate      $  4,000        --

14.  Long-term Debt

     The $19,763 of senior notes at September 30, 1997 were unsecured debt obligations of the Company which were to mature September 1, 2002. In July 1998 the Company issued a redemption notice for the 9.375% notes. As of September 1, 1998, $19,763 in principal was paid plus accrued interest to redeem the notes. As a result of the redemption, an extraordinary charge of $340 (net of related income taxes) was recorded.

15.  Income Taxes

     Income tax expense attributable to continuing operations for the years ended September 30, 1998, 1997 and 1996, is comprised of the following:

                       Federal        State          Total
 1998:
 Current               $ 1,218       $  122       $  1,340
 Deferred                7,244          (13)         7,231
     Total             $ 8,462       $  109       $  8,571
 1997:
 Current               $ 4,386       $  751       $  5,137
 Deferred                2,820          544          3,364
     Total             $ 7,206       $1,295       $  8,501
 1996:
 Current               $ 5,891       $  924       $  6,815
 Deferred               (1,994)        (350)        (2,344)
     Total             $ 3,897       $  574       $  4,471

     Total income taxes included in net income were $8,398 and were composed of $8,571 attributable to continuing operations and $173 of income tax benefit resulting from extraordinary items.
     A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows:

                                                                                 Year Ended September 30,
                                                                                 1998       1997      1996
 Expected federal income tax expense                                           $ 8,907   $  8,124  $   4,243
 Increases (reductions) in income taxes resulting from:
    Change in the beginning-of-the-year valuation allowance for deferred tax      (429)        74         69
       assets allocated to income tax expense
    Tax exempt income                                                              (54)       (93)       (97)
    South Carolina income tax expense, net of federal income tax effect             71        842        373
    Other, net                                                                      76       (446)      (117)
       Total                                                                   $ 8,571   $  8,501  $   4,471
 Effective tax rate                                                               33.7%      36.6%      36.9%

     As a result of recent tax legislation in the Small Business Job Protection Act of 1996 ("SBJPA '96"), Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations currently meet this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Associations have recorded the related deferred tax liability in other liabilities.
     Prior to SBJPA '96 effective beginning with the tax year ending September 30, 1997, savings associations that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction computed as a percentage of taxable income before such deduction (the "Percentage of Taxable Income Method"). The deduction percentage was 8% for the year ended September 30, 1996. Alternately, a qualified savings association could compute its bad debt deduction based upon actual loan loss experience (the "Experience Method"). Peoples Federal computed its bad debt deduction utilizing the Percentage of Taxable Income Method for the year ended September 30, 1996 while First Federal used the Experience Method for the year ended September 30, 1996.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below.

                                                                              September 30,
                                                                            1998          1997
 Deferred tax assets:
   Loan loss allowances deferred for tax purposes                      $    4,589     $    4,099
   Net operating loss carryforward                                            866          1,005
   Other                                                                      687            836
   Total gross deferred tax assets                                          6,142          5,940
   Less valuation allowance                                                                 (429)
   Net deferred tax assets                                                  6,142          5,511
 Deferred tax liabilities:
   Loan fee income adjustments for tax purposes                             2,482          1,821
   FHLB stock dividends deferred for tax purposes                           1,704          1,704
   Expenses deducted under economic performance rules                         477            396
           Excess carrying value of assets acquired for financial reporting
      purposes over tax basis                                               1,244            443
   Tax bad debt reserve in excess of base year amount                         634            574
   Unrealized gain on securities available for sale                         1,399            738
   Book over tax basis in subsidiary                                        6,197
   Other                                                                      486            424
   Total gross deferred tax liabilities                                    14,623          6,100
   Net deferred liability (included in other liabilities)              $   (8,481)    $     (589)

     A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $661 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax expense of $7,231.
     Under SFAS 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback,
(2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.
     The consolidated financial statements at September 30, 1998 and 1997 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Associations' stock.

16.  Benefit Plans

Stock Option Plans
     The Company's 1983 Incentive Stock Option Plan provided for the granting of incentive stock options to officers and employees. This plan expired November 3, 1993. Options of 63,985 granted under the 1983 Stock Option Plan are outstanding at September 30, 1998 and expire on February 16, 1999.
     On September 27, 1990, the Company's Board of Directors approved the 1990 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 23, 1991. The 1990 plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 466,630 granted under the 1990 Stock Option Plan expire at various dates with the maximum date of October 23, 2007.
     On September 25, 1997, the Company's Board of Directors approved the 1997 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 28, 1998.
An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers may select an exercise period of one to ten years and other employees may exercise options within five years. Options of 43,664 granted under the 1997 Stock Option Plan expire at various dates with the maximum date of May 28, 2008.
     On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wished to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. Options covering 21,512, 50,418 and 48,194 shares of common stock at an exercise price of $14.06, $7.45 and $7.36 were granted in lieu of otherwise payable cash compensation of $100, $73 and $118 for the Company's fiscal years ending September 30, 1998, 1997 and 1996, respectively.
     During 1998 the Company, as part of its acquisition of Investors, converted all stock options of Investors outstanding at the time of the merger into options to acquire common stock of the Company. The stock option plan of Investors expired in May of 1996.
     The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                              1998         1997        1996
Net Income             As reported          $ 16,539     $14,710      $7,654
                       Pro-forma              16,108      14,425       7,424
Earnings per share     As reported
                          Basic             $  1.22      $   1.10     $ 0.57
                          Diluted              1.17          1.07       0.56
                       Pro-forma
                          Basic                1.19          1.08       0.55
                          Diluted              1.14          1.05       0.54

The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: dividend yield of 2.50%, 2.90% and 2.90%, expected volatility of 29%, risk-fee interest rate of 5.55%, 6.08% and 6.08%, and expected lives of 6 years.
     The following is a summary of the activity under the stock-based option plans for the years ended September 30, 1998, 1997 and 1996.

                                                    1998                  1997                   1996
                                                       Weighted               Weighted              Weighted
                                                        Average                Average               Average
                                                       Exercise                Exercise             Exercise
                                             Shares      Price      Shares      Price      Shares     Price
 Balance, beginning of year                   881,078  $   7.46     879,486   $    6.72   917,669   $   5.81
   Options exercised                         (192,814)     6.81    (162,496)       5.55  (177,923)      4.06
   Options forfeited                           (7,202)    10.46      (3,500)       9.56   (11,994)      7.11
   Options granted                            138,918     19.24     167,588        9.53   151,734       9.14
 Outstanding, September 30                    819,980  $   9.58     881,078   $    7.46   879,486   $   6.72

Stock options outstanding and exercisable as of September 30, 1998, are as follows:

       Range of                   Weighted Average  Weighted Average Remaining
    Exercise Prices      Shares    Exercise Price        Contractual Life
   $   2.69 - 5.82        93,255     $    3.65              1.55 years
       6.09 - 7.63       311,063          7.30              6.05
       8.02 - 9.75       139,886          9.44              6.42
      10.13 - 12.63       74,924         10.67              7.43
      14.06 - 22.75       80,067         18.17              8.60
   $   2.69 - 22.75      699,195

Stock Purchase Plan
     On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 26,371 shares of common stock have been made under the plan.

Performance Equity Plan
     On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors ("Plan"). The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Associations attain specific financial performance criteria. Performance targets for the 1997 and 1996 year resulted in the awarding of 884 and 7,152 shares to the 15 directors serving the Corporation and the Associations.

Sharing Thrift Plan
     The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (401(k)) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute a maximum of 15 percent of their annual salary (not to exceed limitations prescribed by law). Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up to 5 percent of the employee's salary based on the attainment of certain profit goals.
     The Company's matching contribution charged to expense for the years ended September 30, 1998, 1997 and 1996, was $723, $527 and $457, respectively.
     The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds.
Contributions to the Plan during 1998, 1997 and 1996 totaled $993, $727 and $635, respectively.

Other Postretirement Benefits
     The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.
     In the first quarter of fiscal 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective October 1, 1992, for the Company's retiree health and other welfare benefit plans. SFAS 106 requires the accrual method of accounting for these benefits, rather than the Company's previous policy, which was to record these benefits as they were paid.
     Net periodic postretirement benefit cost for fiscal 1998, 1997 and 1996 consisted of the following components:

                                                                         Year Ended September 30,
                                                                       1998        1997        1996
Interest cost                                                       $    98     $    94      $    85
Amortization of transition obligation                                    79          79           79
Other amortizations and net deferrals                                   (24)       (139)        (207)
   Net periodic postretirement benefit cost                         $   153     $    34      $   (43)

Reconciliation of Funded Status:                                              September 30,
                                                                       1998        1997        1996
Accumulated postretirement benefit obligation                       $(1,560)    $(1,355)     $(1,210)
Unrecognized transition obligation                                    1,103       1,182        1,261
Unrecognized net gains                                                   17        (181)        (409)
        Accrued postretirement benefit cost                         $  (440)    $  (354)     $  (358)
Assumptions Used:
   Weighted average discount rate                                      6.50%        7.50%      8.00%
   Medical/Medicare trend rate (initial)(pre-65 employees)             7.25         8.00       8.75
   Medical/Medicare trend rate after 3 years (pre-65 employees)        5.00         5.75       5.75
   Medical/Medicare trend rate (initial)(post-65 employees)            6.75         7.25       7.75
   Medical/Medicare trend rate after 3 years (post-65 employees)       5.00         5.75       5.75

     An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998 and 1997, by $146 and $127 and the aggregate of service and interest cost by $10 and $10, respectively.

17.  Commitments and Contingencies

Loan Commitments
     Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $35,238 at September 30, 1998. These were principally single-family loan commitments. Other loan commitments totaled $600 at September 30, 1998.
     Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties.
     The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $153,161, $133,012 and $117,607 at September 30, 1998, 1997 and
1996, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Interest Rate Cap
     In connection with its asset/liability management program the Company purchased an interest rate cap agreement with a counterparty on September 30, 1996. The purchase was made at a premium of $261 for the purpose of hedging potential increases in interest rates on short-term liabilities. The Company is not a dealer, does not make a market in cap agreements and will not trade the instrument. The Board of Directors' approved policy governing the use of these instruments strictly forbids speculation of any kind. The cap agreement has a notional principal amount of $10,000 and matures October 2, 1999. As of September 30, 1998 the strike price was 5.625 percent versus
three month LIBOR.   Unamortized fees  related to the cap as of
September 30, 1998 totaled $87 and the fair value of the interest rate cap was $2. Amortized cost of $87 was incurred during the year ended September 30, 1998.

Lease Commitments
     The Company occupies office space and land under leases expiring on various dates through 2008.
     Minimum rental commitments under noncancelable operating leases were as follows:

                                          September 30,
                                               1998
   One year                              $    1,112
   Two years                                  1,071
   Three years                                1,043
   Four years                                   958
   Five years                                   911
   Thereafter                                 1,114
   Total                                 $    6,209

     Rental expenses under operating leases were $1,022, $1,027 and $944 in 1998, 1997 and 1996, respectively.

18.  Stockholders' Equity and Dividend Restrictions

     The ability of the Company to pay dividends depends primarily on the ability of the Associations to pay dividends to the Company. The Associations are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Associations' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Associations must meet specific capital guidelines that involve quantitative measures of the Associations' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Associations' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Associations to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 1998, that the Associations meet all capital adequacy requirements to which they are subject.
     As of September 30, 1998, the Associations were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Associations must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

     The Associations' actual capital amounts and ratios are also presented in the table.

First Federal:                                                                                 To Be Well
                                                                                            Capitalized Under
                                                                                            Prompt Corrective
                                                                           For Capital           Action
                                                          Actual        Adequacy Purposes      Provisions:
                                                      Amount   Ratio     Amount   Ratio     Amount    Ratio
As of September 30, 1998:
Tangible capital (to Total Assets)                  $ 82,568    6.58%   $ 18,814   1.50%
Core capital (to Total Assets)                        82,568    6.58      50,193   4.00    $ 62,713    5.00%
Tier I capital (to Risk-based Assets)                 82,568    9.49                         52,223    6.00
Risk-based capital (to Risk-based Assets)             90,052   10.35      69,630   8.00      87,038   10.00

As of September 30, 1997:
Tangible capital (to Total Assets)                  $ 78,106    6.47%   $ 18,112   1.50%
Core capital (to Total Assets)                        78,106    6.47      48,288   4.00    $ 60,374    5.00%
Tier I capital (to Risk-based Assets)                 78,106    9.41                         49,802    6.00
Risk-based capital (to Risk-based Assets)             84,793   10.22      66,373   8.00      82,966   10.00

Peoples Federal:                                                                               To Be Well
                                                                                           Capitalized Under
                                                                                            Prompt Corrective
                                                                           For Capital           Action
                                                          Actual        Adequacy Purposes      Provisions:
                                                      Amount   Ratio     Amount   Ratio     Amount    Ratio
As of September 30, 1998:
Tangible capital (to Total Assets)                  $ 41,378    7.10%   $  8,738   1.50%
Core capital (to Total Assets)                        41,378    7.10      23,312   4.00    $ 29,128    5.00%
Tier I capital (to Risk-based Assets)                 41,378   11.40                         21,771    6.00
Risk-based capital (to Risk-based Assets)             42,332   11.67      29,028   8.00      36,285   10.00

As of September 30, 1997:
Tangible capital (to Total Assets)                  $ 38,537    6.96%   $  8,306   1.50%
Core capital (to Total Assets)                        38,537    6.96      22,148   4.00    $ 27,687    5.00%
Tier I capital (to Risk-based Assets)                 38,537   12.13                         19,068    6.00
Risk-based capital (to Risk-based Assets)             40,470   12.73      25,425   8.00      31,781   10.00

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

19.  Fair Value of Financial Instruments

     The following table sets forth the fair value of the Company's financial instruments at September 30, 1998 and 1997:

                                                                         September 30,
                                                               1998                          1997
                                                  Carrying Value   Fair Value   Carrying Value   Fair Value
Financial instruments:
    Assets:
       Cash and cash equivalents                  $     40,392   $     40,392   $     48,034   $     48,034
       Investments held to maturity                      4,148          4,194         14,282         14,345
       Investments available for sale                   11,264         11,264         40,826         40,826
       Investment in capital stock of FHLB              25,000         25,000         21,851         21,851
       Loans receivable, net                         1,550,567      1,573,792      1,446,981      1,465,402
       Loans held for sale                              14,473         14,473          4,516          4,560
       Mortgage-backed securities held to
          maturity                                         444            452            818            828
       Mortgage-backed securities available
          for sale                                     148,186        148,186        148,963        148,963
    Liabilities:
       Deposits:
          Demand deposits, savings accounts
             and money market accounts                 436,666        436,666        402,662        402,662
          Certificate accounts                         727,774        736,213        721,326        722,959
       Advances from FHLB                              471,500        480,666        419,577        420,165
       Securities sold under agreements to
          repurchase                                    29,442         29,442         58,896         58,896
       Other short-term borrowings                       4,000          4,000
       Long-term debt                                                                 19,763         19,812
    Off-balance sheet items:
       Mortgage loan commitments                        35,238         35,401         25,561         25,709

   Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 1998, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities, loans held for sale and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
   Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.
   The fair value of performing loans, except single-family residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing single-family residential mortgage loans, fair value is derived from quoted market prices for securities backed by similar loans, adjusted for differences between the market for the securities and the loans being valued and an estimate of credit losses inherent in the portfolio.
   Under SFAS 107, the fair value of deposits with no stated maturity, such as regular savings accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS 107. The fair value of FHLB advances is estimated based on current rates for borrowings with similar terms. The fair value of securities sold under agreements to repurchase approximates the carrying value. The fair value of mortgage loan commitments is estimated based on current levels of interest rates versus the committed interest rates.
   Management uses its best judgment in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique. For example, liquid markets do not exist for many categories of loans held by the Company. By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.
   The information presented is based on pertinent information available to management as of September 30, 1997. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

20.  First Financial Holdings, Inc. (Parent Company Only)
Condensed Financial Information

   At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

                Statements of Financial Condition

                                                                                 September 30,
                                                                               1998        1997
Assets
Cash and cash equivalents                                                   $      399  $      896
U.S. Government and agency obligations available for sale, at fair value           893       9,379
Mortgage-backed securities available for sale, at fair value                     1,053       2,503
Investment in subsidiaries                                                     126,459     117,885
Other                                                                              684       1,046
Total assets                                                                $  129,488  $  131,709
Liabilities and Stockholders' Equity
Accrued expenses                                                            $      325  $      418
Other borrowings                                                                 4,000
Long-term debt                                                                              19,763
Stockholders' equity                                                           125,163     111,528
Total liabilities and stockholders' equity                                  $  129,488  $  131,709

                     Statements of Operations
                                                                     Year Ended September 30,
                                                                   1998        1997         1996
Income
Equity in undistributed earnings of subsidiaries               $    6,724  $    8,959   $     (454)
Dividend income                                                    12,400       8,100       10,250
Interest income                                                       795         765          726
(Gain) loss on sale of investments available for sale                  52          55
Total income                                                       19,971      17,879       10,522
Expenses
Interest expense                                                    1,727       1,853        1,853
Salaries and employee benefits                                        922         753          546
Stockholder relations and other                                     1,258         563          469
Total expense                                                       3,907       3,169        2,868
Net income before tax                                              16,064      14,710        7,654
Income tax benefit                                                   (475)
Net income                                                     $   16,539  $   14,710   $    7,654

                     Statements of Cash Flows
                                                                        Year Ended September 30,
                                                                        1998       1997      1996
Operating Activities
Net income                                                           $  16,539  $ 14,710  $  7,654
Adjustments to reconcile net income to net cash provided by
   operating activities
   Equity in undistributed earnings of subsidiaries                     (6,724)   (8,959)      454
   Depreciation                                                             15         4         1
   Amortization                                                             10       (23)      (24)
   (Increase) decrease in accrued income and deferred expenses             340       (40)      122
   Increase (decrease) in accrued expenses                                 (95)       59        47
Net cash provided by operating activities                               10,085     5,751     8,254
Investing Activities
Repayments to mortgage-backed securities                                   637       201         3
Purchase of mortgage-backed securities available for sale                         (2,520)   (3,127)
Proceeds from sale of mortgage-backed securities available for sale        816     2,984
Proceeds from sale of investments                                        5,794
Proceeds from maturing investments available for  sale                   1,000     2,000     4,239
Purchase of investments available for  sale                                                 (4,992)
Net (purchase) redemption of mutual funds                                1,755      (775)     (175)
Net purchase of equipment                                                            (37)
Equity investment in subsidiary                                           (350)   (2,000)
Net cash provided by (used in) investing activities                      9,652      (147)   (4,052)
Financing Activities
Retirement of senior notes                                             (19,763)
                                                                         Year Ended September 30,
                                                                        1998       1997      1996
Net increase in other borrowings                                         4,000
Proceeds from sale of common stock                                       1,408     1,149       768
Treasury stock purchased                                                  (106)   (1,525)     (763)
Purchase of stock                                                          (73)
Dividends paid                                                          (5,700)   (4,565)   (4,062)
Net cash provided by (used in) financing activities                    (20,234)   (4,941)   (4,057)
Net increase (decrease) in cash and cash equivalents                      (497)      663       145
Cash and cash equivalents at beginning of period                           896       233        88
Cash and cash equivalents at end of period                           $     399  $    896  $    233
Supplemental disclosures:
   Cash paid during the period for:
     Interest                                                        $   1,882  $  1,853  $  1,853
     Income taxes                                                        6,430     4,335     4,448
     Unrealized net gain (loss) on securities available for sale,
        net of income tax                                                    3        52       (32)


21.  Dividend Reinvestment and Direct Purchase Plan

   The Company has a Dividend Reinvestment and Direct Purchase
Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 1998, 1,295,993 shares had been purchased and remain in the plan.

22.  Quarterly Results (Unaudited):

   Summarized below are selected financial data regarding results of operations for the periods indicated:

                                                    First    Second      Third    Fourth
                                                   Quarter   Quarter    Quarter  Quarter     Year
1998
Total interest income                              $ 33,628 $  33,831  $ 34,413  $ 34,473 $  136,345
Net interest income                                  13,333    13,459    13,844    14,020     54,656
Provision for loan losses                               605       600       600       600      2,405
Income before income taxes                            6,146     6,505     6,072     6,727     25,450
Net income before extraordinary loss                  3,872     4,101     4,203     4,703     16,879
Extraordinary loss on extinguishment of debt                                          340        340
Net income                                            3,872     4,101     4,203     4,363     16,539
Earnings per common share:
   Income before extraordinary loss
     Basic                                         $   0.29 $    0.30  $   0.31  $   0.34 $     1.24
     Diluted                                           0.28      0.29      0.30      0.33       1.20
   Net income
     Basic                                             0.29      0.30      0.31      0.32       1.22
     Diluted                                           0.28      0.29      0.30      0.31       1.17
1997
Total interest income                              $ 30,804 $  30,982  $ 31,802  $ 32,771 $  126,359
Net interest income                                  12,646    12,612    12,809    12,952     51,019
Provision for loan losses                               540       540       615       740      2,435
Income before income taxes                            5,644     5,866     5,679     6,022     23,211
Net income                                            3,555     3,729     3,587     3,839     14,710
Earnings per common share:
   Basic                                               0.27      0.28      0.27      0.29       1.10
   Diluted                                         $   0.26 $    0.27  $   0.26  $   0.28 $     1.07

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

            Name              Age (1)                             Position
A. Thomas Hood                   52    President and Chief Executive Officer of the Company and
                                           President and Chief Executive Officer of First Federal
John L. Ott, Jr.                 50    Senior Vice President of the Company and Senior Vice
                                          President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.          51    Senior Vice President of the Company and Senior Vice
                                          President/Lending Division of First Federal
George N. Magrath, Jr.           45    President and Chief Executive Officer of Peoples Federal

Susan E. Baham                   48    Senior Vice President and Chief Financial Officer of the
                                          Company and First Federal
______________
(1)  At September 30, 1998.

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

2.   Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1) (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant's Bylaws
     (4)Indenture, dated September 10, 1992,
        with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (3)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (3)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (4) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (5) (10.5)Employment Agreement with John L. Ott, Jr. (5)
  (10.6)1990 Stock Option and Incentive Plan (6)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (7) (10.8)1994 Employee Stock Purchase Plan (7)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (8) (10.10)Employment Agreement with Susan E. Baham (4)
 (10.11)1997 Stock Option and Incentive Plan (9)
    (22)Subsidiaries of the Registrant
    (23)Consent of Independent Auditors
    (27)Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
      31, 1995
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(4)   Incorporated by reference to the Registrant's Annual
      Report on Form 10-K for the year ended September 30, 1996.
(5)   Incorporated by reference to the Registrant's Annual
      Report on Form 10-K for the year ended September 30, 1995.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(7)   Incorporated by reference to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 25, 1995
(8)   Incorporated by reference to the Registrant's Proxy
      Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(9)   Incorporated by reference to the Registrant's Preliminary
      Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.

3.    Reports on Form 8-K

   Form 8-K was filed on October 27, 1998 regarding the announcement of the commencement of a stock repurchase program.

                              SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST FINANCIAL HOLDINGS, INC.

Date: December 23, 1998         By:  /s/ A. Thomas Hood
                                      A. Thomas Hood
                                      President and Chief Executive
                                      Officer
                                      (Duly Authorized
                                      Representative)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ A. Thomas Hood         By:  /s/ D. Van Smith
     A. Thomas Hood                   D. Van Smith
     Director (Principal              Director
     Executive Officer)

Date: December 23, 1998         Date: December 23, 1998

By:  /s/ Susan E. Baham         By:  /s/ Gary C. Banks, Jr.
      Susan E. Baham                  Gary C. Banks, Jr.
      Senior Vice President           Director
      Principal Financial
      and Accounting Officer

Date: December 23, 1998         Date: December 23, 1998

By:  /s/Paula Harper Bethea     By:  /s/ Paul G. Campbell, Jr.
      Paula Harper Bethea             Paul G. Campbell, Jr.
      Director                        Director

Date: December 23, 1998         Date: December 23, 1998

By:  /s/ A. L. Hutchinson, Jr.  By:  /s/ Thomas J. Johnson
      A. L. Hutchinson, Jr.           Thomas J. Johnson
      Director                        Director

Date: December 23, 1998         Date: December 23, 1998

By:  /s/ James C. Murray        By:  /s/ D. Kent Sharples
      James C. Murray                 D. Kent Sharples
      Director                        Director

Date: December 23, 1998         Date: December 23, 1998

By:  /s/ Thomas E. Thornhill
      Thomas E. Thornhill
      Director

Date: December 23, 1998