Form 10-Q
period 1998-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1999-02-16
CIK 787075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended December 31, 1998

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


Registrant's telephone number, including area code (843) 529-5800


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

            Class                      Outstanding Shares at
         Common Stock                     January 31, 1999

        $.01 Par Value                       13,509,936

                   FIRST FINANCIAL HOLDINGS, INC.


                                INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition        1
     at December 31, 1998 and September 30, 1998

     Consolidated Statements of Income for the Three       2
     Months Ended December 31, 1998 and 1997

     Consolidated Statements of Cash Flows for the       3-4
     Three Months Ended December 31, 1998 and 1997

     Notes to Financial Statements                       5-6

     Management's Discussion and Analysis of Results    7-14
     of Operations and Financial Condition

PART II - OTHER INFORMATION                            15-16

SIGNATURES                                                17




                          SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial
Statements and related notes.

                   FIRST FINANCIAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                December 31, September 30,
                                                    1998          1998
                                                  (Amounts in thousands)
                                                (Unaudited)
ASSETS
Cash and cash equivalents                      $    56,803   $    40,392
Investments held to maturity (market value of
   $1,684 and $4,194)                                1,649         4,148
Investments available for sale, at fair value       12,558        11,264
Investment in capital stock of Federal Home
   Loan Bank, at cost                               25,625        25,000
Loans receivable, net                            1,546,053     1,550,567
Loans held for sale                                 23,451        14,473
Mortgage-backed securities held to maturity
   (market value of $387 and $452)                     379           444
Mortgage-backed securities available for sale,
   at fair value                                   178,496       148,186
Accrued interest receivable                         10,267        10,631
Office properties and equipment, net                18,041        15,836
Real estate and other assets acquired in
   settlement of loans                               6,071         5,871
Other assets                                        13,411        12,896
Total assets                                   $ 1,892,804   $ 1,839,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                             $ 1,190,361   $ 1,164,440
  Advances from Federal Home Loan Bank             502,500       471,500
  Securities sold under agreements to
     repurchase                                     26,068        29,442
  Other short-term borrowings                        6,000         4,000
  Advances by borrowers for taxes and
     insurance                                       2,358         6,503
  Outstanding checks                                18,324        15,094
  Accounts payable and other liabilities            24,127        23,566
Total liabilities                                1,769,738     1,714,545

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000
     shares--none issued
  Common stock, $.01 par value, authorized
     24,000,000 shares, issued 15,077,883 and
     15,033,853 shares at December 31, 1998
     and September 30, 1998, respectively              151           150
  Additional paid-in capital                        30,645        30,308
  Retained income, substantially restricted        103,095       100,075
  Accumulated other comprehensive income               917         2,195
  Treasury stock at cost, 1,591,920 and
     1,374,872 shares at December 31, 1998
     and September 30, 1998, respectively          (11,742)       (7,565)
Total stockholders' equity                         123,066       125,163
Total liabilities and stockholders' equity     $ 1,892,804   $ 1,839,708

The accompanying notes are an integral part of the statements.

                   FIRST FINANCIAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                                                    Three Months Ended
                                                       December 31,
                                                    1998         1997
                                                  (Amounts in thousands,
                                                except per share amounts)
                                                       (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed
      securities                               $   33,506    $   32,092
   Interest and dividends on investments              693           992
   Other                                              215           544
 Total interest income                             34,414        33,628
 INTEREST EXPENSE
   Interest on deposits                            12,621        12,736
   Interest on borrowed money                       7,145         7,559
 Total interest expense                            19,766        20,295
 NET INTEREST INCOME                               14,648        13,333
 Provision for loan losses                            660           605
 Net interest income after provision for loan
    losses                                         13,988        12,728
 OTHER INCOME
   Net gain on sale of loans                          329            77
   Gain on investment securities                       18           206
   Loan servicing fees                                312           331
   Service charges and fees on deposit
      accounts                                      1,640         1,504
   Real estate operations, net                          5           (14)
   Other                                            1,259         1,205
 Total other income                                 3,563         3,309
 NON-INTEREST EXPENSE
   Salaries and employee benefits                   6,169         5,499
   Occupancy costs                                    763           748
   Marketing                                          334           356
   Depreciation, amortization, rental and
   maintenance of equipment                           761           665
   FDIC insurance premiums                            169           180
   Merger-related expenses                                          289
   Other                                            2,187         2,154
 Total non-interest expense                        10,383         9,891
 Income before income taxes                         7,168         6,146
 Income tax expense                                 2,509         2,274
 NET INCOME                                    $    4,659    $    3,872
 NET INCOME PER COMMON SHARE                   $     0.34    $     0.29
 NET INCOME PER COMMON SHARE, DILUTED          $     0.33    $     0.28

The accompanying notes are an integral part of the statements.

                       FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                       December 31,
                                                   1998          1997
                                                  (Amounts in thousands)
                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                     $    4,659    $    3,872
Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation                                       558           499
   Gain on sale of investments and mortgage-
      backed securities, net                          (18)         (206)
   Gain on sale of real estate owned, net             (23)           (3)
   Amortization of unearned discounts/premiums
      on investments                                  (26)          201
   Decrease in deferred loan fees and
   discounts                                         (195)         (383)
   Increase in receivables and prepaid
   expenses                                          (151)       (1,162)
   Provision for loan losses                          660           605
   Write downs of real estate acquired in
      settlement of loans                                             5
   Proceeds from sales of loans held for sale      62,789        18,818
   Origination of loans held for sale             (72,096)      (21,789)
   Increase (decrease) in accounts payable and
      other liabilities                               462       (13,627)
Net cash used in operating activities              (3,381)      (13,170)

INVESTING ACTIVITIES
Proceeds from maturity of investments               4,484         3,904
Net purchase of investments available for sale     (3,307)       (1,650)
Purchase of FHLB stock                               (625)       (1,953)
(Increase) decrease in loans, net                   4,696       (31,699)
Increase in credit card receivables                  (675)         (587)
Repayments on mortgage-backed securities           19,945         8,166
Purchase of mortgage-backed securities
   available for sale                             (52,212)       (4,135)
Sales of mortgage-backed securities                               5,841
Proceeds from the sales of real estate owned          180           112
Net purchase of office properties and
   equipment                                       (2,763)         (514)
Net cash used in investing activities             (30,277)      (22,515)

                       FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                       December 31,
                                                   1998          1997
                                                  (Amounts in thousands)
                                                       (Unaudited)
FINANCING ACTIVITIES
Net increase in deposit accounts                   25,921         3,351
Net proceeds of FHLB advances                      31,000        38,500
Decrease in securities sold under agreements
   to repurchase                                   (3,374)      (14,318)
Increase in other borrowed money                    2,000
Proceeds from sale of common stock                    338           391
Dividends paid                                     (1,639)       (1,473)
Treasury stock purchased                           (4,177)          (79)
Net cash provided by financing activities          50,069        26,372
Net increase (decrease) in cash and cash
   equivalents                                     16,411        (9,313)
Cash and cash equivalents at beginning of
   period                                          40,392        48,034
Cash and cash equivalents at end of period     $   56,803    $   38,721
Supplemental disclosures:
   Cash paid (received) during the period for:
   Interest                                    $   26,753    $   24,918
   Income taxes                                    (4,850)          461
   Loans foreclosed                                   359           134
   Loans securitized into mortgage-backed
      securities                                    --           53,226
   Unrealized net gain (loss) on securities
      available for sale, net of income tax        (1,278)          763

The accompanying notes are an integral part of the statements.

                   FIRST FINANCIAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
                             (Unaudited)

A.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company") and its wholly-owned thrift subsidiaries, First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of Conway ("Peoples Federal") (together, the "Associations") and First Southeast Investor Services, Inc. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

     The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 1998 amounts have been reclassified to conform with the statement presentations for fiscal 1999.

     The results of operations for the three months ended December 31, 1998 is not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                 Quarter Ended
                                                  December 31,
                                               1998        1997
Weighted average number of common shares
   used in basic EPS                         13,621,634  13,489,344
Effect of dilutive stock options                408,152     568,664
Weighted average number of common shares
   and dilutive potential common shares
   used in diluted EPS                       14,029,786  14,058,008

C.   COMPREHENSIVE INCOME

     Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the three months ended December 31, 1998 and 1997 amounted to $3,381,000 and $4,635,000, respectively.

     The Corporation's "other comprehensive income" for the three months ended December 31, 1998 and 1997 and "accumulated other comprehensive income" as of December 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     Other comprehensive income for the three months ended December 31, 1998 and 1997 follows (in thousands):

                                                1998       1997
 Unrealized holding gains (losses)
   arising during period                     $ (1,278)   $ 763
 Less reclassification adjustment for
   gains included in net income                   --       --
 Net unrealized gains (losses) on
   securities                                $ (1,278)   $ 763


D.   NATURE OF OPERATIONS

     First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer trust and insurance services through subsidiaries. The Company has a total of 36 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown and Florence counties, a loan origination office in coastal North Carolina and a private banking office in Hilton Head, South Carolina.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the quarter ended December 31, 1998 improved 20.3% to $4.7 million from net income of $3.9 million in the comparable quarter in fiscal 1998. The Company completed its acquisition of Investors on November 7, 1997, accounting for the acquisition as a pooling of interests. The prior quarter's results included approximately $289 thousand in non-recurring, before-tax costs related to the merger with Investors.

     Basic earnings per common share improved to $.34 in the quarter ended December 31, 1998 from $.29 in the quarter ended December 31, 1997. Earnings per share on a diluted basis increased to $.33 compared with $.28 per share in the comparable quarter in fiscal 1998.

     Returns on average assets and shareholders' equity were 1.00% and 15.02%, respectively, in the quarter ended December 31, 1998 compared to the December 31, 1997 quarter's returns of .87% and 13.64%. Excluding the impact of the merger-related expense, returns on average assets and shareholders' equity were .91% and 14.28% in 1997, respectively.

BALANCE SHEET ANALYSIS

     Consolidated assets of the Company totaled $1.9 billion at December 31, 1998. During the quarter assets increased $53.1 million, or 11.5% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

     Cash, deposits in transit and interest-bearing deposits increased $16.4 million during the three months and totaled $56.8 million at December 31, 1998. Investments held to maturity declined by $2.5 million while investments available for sale increased $1.3 million. Maturities of investments totaled $4.5 million during the quarter and purchases totaled $2.0 million. Mortgage-backed securities totaled $178.9 million at December 31, 1998, increasing $30.2 million during the first quarter of fiscal 1999. During the quarter ended December 31, 1998, purchases of mortgage-backed securities totaled $52.2 million while repayments totaled $19.9 million.

Loans Receivable

     Loans receivable, including loans held for sale, totaled $1.6 billion at December 31, 1998, increasing $4.5 million from September 30, 1998. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated
$120.9 million (net of refinances) in mortgage loans, $33.4 million in consumer loans and $11.4 million in commercial business loans during the three months ending December 31, 1998. Included in mortgage loan originations were $72.1 million in loans originated for sale. The Company also originated or purchased $21.8 million in loans through its regional correspondent originators. Loan sales during the quarter totaled $63.1 million. Due to current market interest rates, prepayment speeds have increased in the Company's existing loans and mortgage-backed securities.

     Loans comprise the major portion of interest-earning assets of the Company, accounting for 83% of assets at December 31, 1998. The Company's loan portfolio consists of real estate mortgage and construction loans, home equity and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

     The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                            December 31, September 30,  December 31,
                                1998         1998           1997
Residential (1-4 family)   $ 1,158,911   $ 1,135,765    $ 1,015,057
Other residential               39,058        43,161         51,936
Land and lots                   85,709        83,857         68,481
Commercial real estate         126,766       141,182        152,026
Consumer                       178,779       172,684        152,708
Commercial business             34,343        33,790         33,395
Total gross loans          $ 1,623,566   $ 1,610,439    $ 1,473,603


     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $86.4 million at December 31, 1998. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $158.5 million as of December 31, 1998.

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


Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                            December 31,September 30,December 31,
                                1998         1998        1997
 Non-accrual loans          $   2,784   $   2,647    $   5,825
 Loans 90 days or more
 delinquent and accruing           45          50           68
 Renegotiated loans             4,368       4,493        6,623
 Real estate and other
   assets acquired in
   settlement of loans          6,071       5,871       11,716
 Total                      $  13,268   $  13,061    $  24,232
 As a percent of net loans
   and real estate owned        0.84%        0.83%       1.68%
 As a percent of total
   assets                       0.70%        0.71%       1.35%

    Problem assets declined approximately 45% from one year ago principally due to the August 1998 sale of a shopping center acquired by foreclosure.


Allowance for Loan Losses

    The allowance for loan losses represents a reserve for inherent losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

    The following table provides a summary of activity in the allowance for loan losses for the first quarter of fiscal 1998
(amounts in thousands).

                       Balance                                       Balance
                    September 30                                   December 31
                        1998     Additions  Chargeoffs  Recoveries    1998
Real estate         $   8,753     $  (89)     $     2     $    4    $  8,666
Commercial business     1,087        162                      16       1,265
Consumer                2,941        587          247         39       3,320
   Total            $  12,781     $  660      $   249     $   59    $ 13,251

    The Company's impaired loans totaled $3.0 million at December 31, 1998, $3.0 million at September 30, 1998 and $6.7 million at
December 31, 1997.

Deposits and Borrowings

    First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                     December 31, 1998  September 30, 1998  December 31, 1997
                                  % of                % of               % of
                       Balance   Total     Balance   Total     Balance   Total
Checking accounts   $  184,899   15.53% $  162,260   13.93  $  146,834   13.03%
Statement and other
   accounts            119,219   10.01     120,927   10.39     138,597   12.29
Money market accounts  162,189   13.63     153,479   13.18     127,496   11.31
Certificate accounts   724,054   60.83     727,774   62.50     714,412   63.37
   Total deposits   $1,190,361  100.00% $1,164,440  100.00% $1,127,339  100.00%


    Deposits increased $25.9 million during the quarter ended
December 31, 1998, principally as a result of a $22.6 million increase in checking balances. Total borrowings also increased
$29.6 million to $534.6 million as of December 31, 1998.

Stockholders' Equity

    Stockholders' equity declined $2.1 million during the first quarter of fiscal 1999 to total $123.1 million at December 31, 1998. The Company's capital ratio, total capital to total assets, was 6.50% at December 31, 1998, compared to 6.80% at September 30, 1998. During the quarter, the Company increased its quarterly cash dividend to $.12 per share compared with $.105 per share in the most recent period. During the quarter the Company repurchased 215,500 shares of its common stock as part of its recently announced stock repurchase program to acquire up to 500,000 shares of its common stock by June 30, 1999.

Regulatory Capital

    Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1998, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

    The following table summarizes the regulatory capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 1998:

                            First Federal        Peoples Federal
                                    Percent                Percent
                                      of                      of
                           Amount   Assets       Amount     Assets
                                   (Amounts in thousands)
Tangible capital         $  83,471     6.62%   $  41,784     6.66%
Tangible capital
  requirement               18,916     1.50        9,409     1.50
Excess                   $  64,555     5.12%   $  32,375     5.16%

Core capital             $  83,471     6.62%   $  41,784     6.66%
Core capital requirement    50,442     4.00       25,090     4.00
Excess                   $  33,029     2.62%   $  16,694     2.66%

Risk-based capital(a)    $  91,628    10.62%   $  42,556    10.99%
Minimum risk-based
  capital requirement(a)    69,007     8.00       30,983     8.00
Excess(a)                $  22,621     2.62%   $  11,573     2.99%
(a)  Based on total risk-weighted assets.

    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1998.


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

    The Associations' primary sources of funds consist of retail deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity are subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale. During fiscal 1998, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to 30% of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the banking subsidiaries.
As of December 31, 1998, based on asset size of each banking subsidiary, additional borrowings of $64 million were available under the current FHLB of Atlanta general policy.

    During the current quarter the Company experienced a net cash outflow from investing activities of $30.3 million, consisting principally of $52.2 million in mortgage-backed securities purchased, which were partially offset by repayment of $20.0 million of mortgage-backed securities and a $4.7 million decline in net loans receivable. The Company experienced cash outflows of $3.4 million from operating activities principally as a result of the origination of loans held for sale which exceeded sales during the quarter. Financing activities resulted in cash inflows of $50.1 million, consisting principally of $31.0 million in FHLB advances and $25.9 million in increased deposit account balances offset partially by $3.4 million in net repayments of securities sold under agreements to repurchase and $4.2 million in stock repurchases.

Parent Company Liquidity

    As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its stock repurchase program include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of December 31, 1998, First Financial had cash reserves and existing marketable securities of $3.4 million compared with $2.3 million at September 30, 1998.

    First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1998.

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

    The following table is a summary of First Financial's one year static gap at December 31, 1998 (amounts in thousands):

                                                       December 31,
                                                           1998
  Interest-earning assets maturing or repricing
     within one year                                  $    789,178
  Interest-bearing liabilities maturing or repricing
     within one year                                     1,224,427
  Cumulative gap                                      $   (435,249)
  Gap as a percent of total assets                          (23.00)%


    The Company's one year gap as a percent of total assets changed from (19.33)% to (23.00)% during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other
loans and mortgage-backed securities.   Fixed-rate borrowings are
assumed to reprice at the earlier of maturity date or potential call dates.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.


COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 1998 AND 1997

Net Interest Income

    First Financial's net interest income for the three months ending December 31, 1998 was $14.6 million compared with $13.3 million for the comparable quarter in fiscal 1998. The gross interest margin increased from 2.82% in the prior quarter to 3.04% in the current quarter and reflects a decline of .07% between the two comparable periods in the Company's average yield on earning assets and a decline of .29% in the Company's average cost of funds.

    The following table summarizes rates, yields and average earning asset and interest-bearing liability balances for the respective quarters (amounts in thousands):

                                     Quarter Ended December 31,
                                      1998                 1997
                                           Average             Average
                                Average    Yield/     Average    Yield/
                                Balance     Rate      Balance     Rate
Loans and mortgage-
   backed securities         $ 1,735,791    7.72%  $ 1,628,345   7.82%
Investments and other
   interest-earning assets        58,050    6.21        95,801   6.36
Total interest-earning
   assets                    $ 1,793,841    7.67%  $ 1,724,146   7.74%

Deposits                     $ 1,176,605    4.25%  $ 1,126,695   4.48%
Borrowings                       516,029    5.51       510,520   5.88
Total interest-bearing
   liabilities               $ 1,692,634    4.63%  $ 1,637,215   4.92%
Gross interest margin                       3.04%                2.82%
Net interest margin                         3.27%                3.09%

    The following rate/volume analysis depicts the increase
(decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                        Quarter Ended December 31
                                             1998 versus 1997
                                      Volume       Rate      Total
 Interest income:
    Loans and mortgage-backed
       securities                   $  1,872    $  (458)  $  1,414
    Investments and other
       interest-earning assets          (593)       (35)      (628)
 Total interest income                 1,279       (493)       786
 Interest expense:
    Deposits                             552       (667)      (115)
    Borrowings                            79       (493)      (414)
 Total interest expense                  631     (1,160)      (529)
    Net interest income             $    648    $   667   $  1,315


    Average balances of interest-earning assets increased $69.7 million, or 4.0%, in the December 1998 quarter compared with the December 1997 quarter, contributing to a $648 thousand increase in net interest income due to changes in volume. An increase in the Company's net interest margin from 3.09% in the December 1997 quarter to 3.27% in the December 1998 quarter positively influenced net interest income by approximately $667 thousand. The Company's net margin may decline in future quarters based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $660 thousand, compared to $605 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $190 thousand compared with $876 thousand in the comparable quarter in fiscal 1998. Total loan loss reserves as of December 31, 1998 were $13.3 million, or .84% of the total net loan portfolio compared with $11.8 million, or .83% of the total net loan portfolio at December 31, 1997.

Other Income/Non-Interest Expenses

    Other income, excluding investment securities transactions, increased $442 thousand, or 14.24%, in the quarter ended December 31, 1998 compared to the December 31, 1997 quarter. Fees on deposit accounts increased $136 thousand, or 9.0%, during the current quarter, reflecting increased balances in checking and other transaction accounts at the Company and changes to service charge pricing structure since the December 1997 quarter. Net gains from sales of fixed rate loans increased $252 thousand over gains in the December 1997 quarter. Loans sales in the December 1998 quarter totaled $63.1 million compared with sales of $18.9 million in the comparable quarter in fiscal 1998. The Company recorded a gain of $18 thousand on the sale of investment securities in the December 1998 quarter. Mortgage-backed securities gains of $206 thousand were recorded in the prior quarter.

    Non-interest expense increased $492 thousand, or 4.97%, during the current quarter. Non-interest expense in the prior quarter included non-recurring expenses of approximately $289 thousand related to the Investors merger. Non-interest expense, excluding the effect of non-recurring expenses, increased $781 thousand, or 8.1%, in the current quarter. The increase in the current quarter is primarily attributable to higher personnel costs and increased equipment expenditures.

YEAR 2000

    The Company recognizes the importance of ensuring that its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company continues to work aggressively on its comprehensive Year 2000 project. The awareness and assessment phases of the project have been completed and the remediation, validation and implementation phases are well underway. The Company's core business systems (those systems which run on its internal mainframe) are considered to be the most critical. The Company's host hardware and operating systems software were upgraded and compliant by September 30, 1998. The Company utilizes an integrated banking application system from one vendor for most of its critical banking applications. This vendor has met the Company's expectations for delivery of Year 2000 compliant upgrades to its applications and the Company is currently running these systems in a "test" environment. Management expects these critical banking applications will be moved from a test environment into production before March 31, 1999. Item processing systems were recently upgraded to be Year 2000 compliant. Throughout 1999, the Company will continue to test for the Year 2000 and also will be conducting tests with external entities as they become Year 2000 compliant.

    As part of a comprehensive two year project, in June of 1998 the Company selected software and hardware for new branch automation systems. Installation of new teller systems, which are Year 2000 compliant, commenced in September 1998 and was completed by December 31, 1998. Upgrades to customer service platform systems will follow by June 30, 1999. Capitalized costs for the new branch hardware, software and a frame relay communications network are estimated to total approximately $2.0 million.

    The Company has budgeted approximately $300,000 in estimated operating costs for Year 2000 readiness, with approximately $150,000 expensed to date. The costs of the Year 2000 project and the dates scheduled by the Company for being compliant are based on management's best estimates at this time. These costs are not deemed to be material to the Company's financial position and are being expensed as incurred.

    The Company continues to remediate non-critical systems and to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company is also developing a comprehensive contingency plan which will outline options in the event that any mission-critical application or system remediation efforts are not successful. The Company will also complete a comprehensive business resumption plan by March 31, 1999. The Company and its subsidiaries are regulated by the OTS, and thus are subject to supervisory reviews of Year 2000 conversion efforts. Additionally, the vendor that provides the Company's integrated banking application system is also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

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

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

    For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 1998.

                   FIRST FINANCIAL HOLDINGS, INC.

                          OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     The Corporation's market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and other funding activities. The structure of the Corporation's loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), which is comprised of senior management. ALCO regularly reviews the Corporation's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

     As of December 31, 1998, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended
September 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the 1999 First Financial Annual Meeting of Shareholders held January 27, 1999, there were 12,431,605 shares present in person or in proxy of the 13,599,525 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors.  The shareholders elected Thomas
J. Johnson, James C. Murray, D. Kent Sharples and D. Van Smith as directors of the Company for three year terms ending in 2002. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                    For          Withheld
 Thomas J. Johnson.             12,374,662       56,943
 James C. Murray                12,376,647       54,957
 D. Kent Sharples               12,377,417       54,187
 D. Van Smith                   12,374,157       57,447

The continuing directors for the Company are: A. Thomas Hood, A. L. Hutchinson, Jr., Gary C. Banks, Jr., Paula Harper Bethea and Paul G. Campbell, Jr.

Item 6.   Exhibits and Report on Form 8-K.

Exhibits
  (3.1) Certificate of Incorporation, as amended, of Registrant (1) (3.2) Bylaws, as amended, of Registrant (2)
  (3.3)  Amendment to Registrant's Bylaws (3)
  (3.4)  Amendment to Registrant's Certificate of Incorporation (4)
    (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
 (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
 (10.3) Employment Agreement with A. Thomas Hood, as amended (6) (10.4) Employment Agreement with Charles F. Baarcke, Jr. (7)
 (10.5)  Employment Agreement with John L. Ott, Jr. (7)
 (10.6)  1990 Stock Option and Incentive Plan (8)
 (10.7) 1994 Outside Directors Stock Options-for-Fees Plan (9) (10.8) 1994 Employee Stock Purchase Plan (9)
 (10.9) 1996 Performance Equity Plan for Non-Employee Directors (10) (10.10) Employment Agreement with Susan E. Baham (6)
(10.11)  1997 Stock Option and Incentive Plan (11)
   (22)  Subsidiaries of the Registrant (3)
   (27)  Financial Data Schedule
  (1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
       December 31, 1993
  (2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1995
  (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1998
  (4)  Incorporated by reference to the Registrant's Quarterly
       Report on Form 10-Q for the quarter ended December 31, 1997.
  (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
  (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
  (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K
  (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
  (9)  Incorporated by reference to the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 25, 1995
  (10) Incorporated by reference to the Registrant's Proxy
       Statement for the Annual Meeting of Stockholders held on January 22, 1997.
  (11) Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.

Reports on Form 8-K

    None.

                   FIRST FINANCIAL HOLDINGS, INC.

                             SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            First Financial Holdings, Inc.


Date:  February 16, 1999    By:/s/ A. Thomas Hood
                            A. Thomas Hood
                            President and Chief Executive Officer
                            Duly Authorized Representative