Form 10-Q
period 1999-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1999-05-17
CIK 787075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended March 31, 1999

                                  OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to


                   Commission File Number:  0-17122


                    FIRST FINANCIAL HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


Delaware                                                  57-0866076
(State or other of                                  (I.R.S. Employer
jurisdiction incorporation                       Identification No.)
or organization)

34 Broad Street, Charleston, South Carolina                    29401
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (803) 529-5933



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


            Class                      Outstanding Shares at
         Common Stock                      April 30, 1999

        $.01 Par Value                       13,368,630

                    FIRST FINANCIAL HOLDINGS, INC.


                                 INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

     Consolidated Statements of Financial Condition        1
     at March 31, 1999 and September 30, 1998

     Consolidated Statements of Income for the Three       2
     Months Ended March 31, 1999 and 1998

     Consolidated Statements of Income for the Six         3
     Months Ended March 31, 1999 and 1998

     Consolidated Statements of Cash Flows for the         4
     Six Months Ended March 31, 1999 and 1998

     Notes to Financial Statements                       5-6

     Management's Discussion and Analysis of Results    7-16
     of Operations and Financial Condition

PART II - OTHER INFORMATION                            17-18

SIGNATURES                                                19


                           SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                    FIRST FINANCIAL HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                               March 31,   September 30
                                                 1999          1998
                                               (Amounts in thousands)
                                              (Unaudited)
ASSETS
Cash and cash equivalents                      $    60,777 $    40,392
Investments held to maturity (market value of
   $1,267 and $4,194)                                1,249       4,148
Investments available for sale, at fair value        9,389      11,264
Investment in capital stock of Federal Home
   Loan Bank, at cost                               27,575      25,000
Loans receivable, net                            1,592,652   1,550,567
Loans held for sale                                 18,207      14,473
Mortgage-backed securities available for
   sale, at fair value                             209,826     148,186
Mortgage-backed securities held to maturity
  (market value of $305 and $452)                      299         444
Accrued interest receivable                         10,943      10,631
Office properties and equipment, net                18,409      15,836
Real estate and other assets acquired in
   settlement of loans                               5,765       5,871
Other assets                                        13,917      12,896
Total assets                                   $ 1,969,008 $ 1,839,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                             $ 1,200,408 $ 1,164,440
  Advances from Federal Home Loan Bank             546,500     471,500
  Securities sold under agreements to
     repurchase                                     49,031      29,442
  Other short-term borrowings                        6,750       4,000
  Advances by borrowers for taxes and
     insurance                                       3,983       6,503
  Outstanding checks                                14,947      15,094
  Accounts payable and other liabilities            25,106      23,566
Total liabilities                                1,846,725   1,714,545

Stockholders' equity:
  Serial preferred stock, authorized
     3,000,000 shares--none issued
  Common stock, $.01 par value, authorized
     24,000,000 shares, issued 15,206,782 and
     15,033,853 shares at March 31, 1999 and
     September 30, 1998, respectively                  152        150
  Additional paid-in capital                        31,414     30,308
  Retained income, substantially restricted        106,105    100,075
  Accumulated other comprehensive income               703      2,195
  Treasury stock at cost, 1,821,388 and
     1,374,872 shares at March 31, 1999 and
     September 30, 1998, respectively             (16,091)     (7,565)
Total stockholders' equity                         122,283    125,163
Total liabilities and stockholders' equity   $   1,969,008 $1,839,708
The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                                                Three Months Ended
                                                     March 31,
                                                 1999        1998
                                              (Amounts in thousands,
                                                 except per share
                                                     amounts)
                                                    (Unaudited)
 INTEREST INCOME
  Interest on loans and mortgage-backed
     securities                              $    33,285  $   32,364
  Interest and dividends on investments              698         913
  Other                                              159         554
 Total interest income                            34,142      33,831
 INTEREST EXPENSE
  Interest on deposits                            12,141      12,448
  Interest on borrowed money                       7,306       7,924
 Total interest expense                           19,447      20,372
 NET INTEREST INCOME                              14,695      13,459
 Provision for loan losses                           585         600
 Net interest income after provision for
   loan losses                                    14,110      12,859
 OTHER INCOME
  Net gain on sale of loans                          652         315
  Net gain on sale of investment and
     mortgage-backed securities                                   65
  Loan servicing fees                                294         323
  Service charges and fees on deposit
     accounts                                      1,536       1,371
  Real estate operations, net                                     47
  Other                                            1,450       1,323
 Total other income                                3,932       3,444
 NON-INTEREST EXPENSE
  Salaries and employee benefits                   6,371       5,462
  Occupancy costs                                    791         812
  Marketing                                          332         325
   Depreciation, amortization, rental and
      maintenance of equipment                       844         649
  FDIC insurance premiums                            194         178
  Merger-related expenses                                         28
  Other                                            2,384       2,344
 Total non-interest expense                       10,916       9,798
 Income before income taxes                        7,126       6,505
 Income tax expense                                2,493       2,404
 NET INCOME                                  $     4,633  $    4,101
 NET INCOME PER COMMON SHARE                 $      0.34  $     0.30
 NET INCOME PER COMMON SHARE DILUTED         $      0.34  $     0.29

The accompanying notes are an integral part of the statements.

                       FIRST FINANCIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                 Six Months Ended
                                                     March 31,
                                                 1999        1998
                                               (Amounts in thousands,
                                                  except per share
                                                      amounts)
                                                    (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed      $   66,791  $   64,456
     securities
   Interest and dividends on investments           1,391       1,905
   Other                                             374       1,098
 Total interest income                            68,556      67,459
 INTEREST EXPENSE
   Interest on deposits                           24,762      25,184
   Interest on borrowed money                     14,451      15,483
 Total interest expense                           39,213      40,667
 NET INTEREST INCOME                              29,343      26,792
 Provision for loan losses                         1,245       1,205
 Net interest income after provision for
   loan losses                                    28,098      25,587
 OTHER INCOME
   Net gain on sale of loans                         981         392
   Net gain on sale of investment and                 18         271
      mortgage-backed securities
   Loan servicing fees                               606         654
   Service charges and fees on deposit             3,176       2,875
      accounts
   Real estate operations, net                         5          33
   Other                                           2,709       2,528
 Total other income                                7,495       6,753
 NON-INTEREST EXPENSE
   Salaries and employee benefits                 12,540      10,961
   Occupancy costs                                 1,554       1,560
   Marketing                                         666         681
   Depreciation, amortization, rental and          1,605       1,314
      maintenance of equipment
   FDIC insurance premiums                           363         358
   Merger-related expenses                                       317
   Other                                           4,571       4,498
 Total non-interest expense                       21,299      19,689
 Income before income taxes                       14,294      12,651
 Income tax expense                                5,002       4,678
 NET INCOME                                   $    9,292  $    7,973
 NET INCOME PER COMMON SHARE                  $     0.69  $     0.59
 NET INCOME PER COMMON SHARE DILUTED          $     0.67  $     0.57

The accompanying notes are an integral part of the statements.

                 FIRST FINANCIAL HOLDINGS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six Months Ended
                                              March 31, 1999
                                              1999      1998
                                           (Amounts in thousands)
                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                 $  9,292  $  7,973
Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation                                1,153       877
  Gain on sale of investments and
  mortgage-backed
     securities, net                            (18)     (271)
  Gain on sale of real estate owned, net        (71)      (64)
  Amortization of unearned discounts/
     premiums on investments                    416      (159)
  Increase (decrease) in deferred loan
     fees and discounts                         376      (557)
  Increase in receivables and prepaid
     expenses                                (1,333)   (1,917)
  Provision for loan losses                   1,245     1,205
  Proceeds from sales of loans held for
     sale                                   132,287    59,702
  Origination of loans held for sale       (136,021)  (70,822)
  Decrease in accounts payable and other
     liabilities                               (173)   (5,190)
Net cash provided by (used in) operating
     activities                               7,153    (9,223)
INVESTING ACTIVITIES
Proceeds from maturity of investments         6,884    11,974
Proceeds from sale of investments
   available for sale                                   1,497
Net purchase of investments available for
   sale                                      (2,157)   (5,175)
Purchase of FHLB stock                       (2,575)   (2,453)
Increase in loans, net                      (44,142)  (85,525)
Repayments on mortgage-backed securities     36,299    20,439
Purchase of mortgage-backed securities
   available for sale                      (100,591)   (9,876)
Sales of mortgage-backed securities                     6,452
Proceeds from the sales of real estate
   owned                                        613       452
Net purchase of office properties and
   equipment                                 (3,726)     (871)
Net cash used in investing activities      (109,395)  (63,086)
FINANCING ACTIVITIES
Net increase in deposit accounts             35,968    23,353
Net proceeds of FHLB advances                75,000    55,500
Increase of securities sold under
   agreements to repurchase                  19,589     2,671
Increase in other borrowed money              2,750
Proceeds from sale of common stock            1,108       830
Dividends paid                               (3,262)   (2,897)
Treasury stock purchased                     (8,526)      (88)
Net cash provided by financing activities   122,627    79,369
Net increase in cash and cash equivalents    20,385     7,060
Cash and cash equivalents at beginning of
   period                                    40,392    48,034
Cash and cash equivalents at end of period $ 60,777 $ 55,094 Supplemental disclosures:
  Cash paid (received) during the period for:
     Interest                              $ 43,375  $ 43,529
     Income taxes                              (196)    5,120
  Loans foreclosed                              306     2,015
  Loans securitized into mortgage-backed
     securities                                        53,226
  Unrealized net gain (loss) on securities
     available for sale, net of income tax   (1,492)      338

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
                              (Unaudited)

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

    The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

    Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                            Quarter Ended March 31,
                                              1999           1998
Weighted average number of common shares
   used in basic EPS                       13,482,872     13,549,071
Effect of dilutive stock options              344,815        585,717
Weighted average number of common shares
   and dilutive potential common shares
   used in diluted EPS                     13,827,687     14,134,788

                                          Six Months Ended March 31,
                                              1999           1998
Weighted average number of common shares
   used in basic EPS                       13,552,867     13,587,204
Effect of dilutive stock options              376,829        509,194
Weighted average number of common shares
   and dilutive potential common shares
   used in diluted EPS                     13,929,696     14,096,398

C.  COMPREHENSIVE INCOME

    Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the six months ended March 31, 1999 and 1998 amounted to $7,800 and $8,311, respectively.

    The Corporation's "other comprehensive income" for the six months ended March 31, 1999 and 1998 and "accumulated other comprehensive income" as of March 31, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

    Other comprehensive income for the six months ended March 31, 1999 and 1998 follows (in thousands):

                                                    Six Months Ended
                                                        March 31,
                                                     1999      1998
 Unrealized holding gains (losses) arising during $  (1,492)  $   364
    period
 Less reclassification adjustment for gains
    included in net income                                        (26)
 Net unrealized gains (losses) on securities      $  (1,492)  $   338


D.  NATURE OF OPERATIONS

    First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer trust and insurance services through subsidiaries. The Company has a total of 37 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown and Florence counties, a loan origination office in coastal Brunswick County, North Carolina and a private banking office in Hilton Head, South Carolina.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended March 31, 1999 improved 13% to $4.6 million from net income of $4.1 million in the comparable quarter
in 1998.    Earnings per common share increased to $.34 for the
current quarter compared to $.30 in the March 1998 quarter. On a diluted basis, earnings per common share increased to $.34 from $.29 in the comparable period.

    In the first six months of 1999, First Financial earned $9.3 million compared with $8.0 million in the first six months of 1998. Results for the first six months of 1998 included approximately $317 thousand in non-recurring before-tax expenses related to the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors") Year-to-date earnings per common share and diluted earnings per common share improved to $.69 and $.67, respectively, compared with $.59 and $.57 in 1998.


BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled approximately $2.0 billion at March 31, 1999. During the six months ended March 31, 1999 assets increased $129.3 million, or 14.1% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash, deposits in transit and interest-bearing deposits totaled $60.8 million at March 31, 1999. Investment balances declined in the current six months to $38.2 million principally as a result of maturities. The Company increased its balances in mortgage-backed securities to $210.1 million, growing the portfolio by $61.5 million principally due to external purchases of $100.6 million.

Loans Receivable

    Loans receivable, including loans held for sale, totaled $1.6 billion at March 31, 1999, increasing $45.8 million from September 30, 1998. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $249 million (net of refinances) in mortgage loans, $88 million in consumer loans and $29 million in commercial business loans during the six months ending
March 31, 1999.   The Company also originated or purchased $47 million
in loans through its regional correspondent originators. Growth in net loans receivable is principally attributable to the significantly improved originations offset partially by fixed-rate loan sales of $132.3 million in the six month period and higher prepayments due to the level of market interest rates.

    The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                               March 31,  September 30,    March 31,
                                 1999          1998          1998
 Residential (1-4 family)    $  1,192,107 $   1,135,765 $   1,075,037
 Other residential                 38,901        43,161        49,794
 Land and lots                     85,548        83,857        68,776
 Commercial real estate           125,042       141,182       150,867
 Consumer                         189,730       172,684       156,087
 Commercial business               37,693        33,790        34,276
 Total gross loans           $  1,669,021 $   1,610,439 $   1,534,837


     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $89.5 million at March 31, 1999. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $167.1 million as of March 31, 1999.

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


Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                      March 31,  September 30,  March 31,
                                         1999         1998         1998
Non-accrual loans                     $  4,828   $     2,647    $  4,445
Loans 90 days or more delinquent (1)        27            50          56
Renegotiated loans                       2,782         4,493       6,215
Real estate and other assets
   acquired in settlement of loans       5,765         5,871      12,638
Total                                 $  8,574   $    10,414    $ 18,909
 As a percent of net loans and
    real estate owned                     0.83%         0.83%      1.55%
 As a percent of total assets             0.68%         0.71%      1.26%
(1) The Company continues to accrue interest on these loans.

    Problem assets declined approximately 43% from one year ago principally due to the August 1998 sale of a shopping center acquired by foreclosure. Renegotiated loans declined by $1.7 million and non-accrual loans increased $2.2 million in the six months ended March 31, 1999. A renegotiated loan of $1.4 million collateralized by multifamily property became seriously delinquent during the period and the Company placed the loan on non-accrual status.

Allowance for Loan Losses

    The allowance for loan losses represents a reserve for probable inherent losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

    Following is a summary of the reserve for loan losses for the six months ended March 31, 1999 and March 31, 1998 (amounts in thousands).

                                                      1999      1998
 Balance at beginning of year                      $ 12,781  $ 12,103
 Provision charged to operations                      1,245     1,205
 Recoveries of loans previously charged-off             173       592
 Loan losses charged to reserves                       (643)   (1,830)
 Balance at end of period                          $ 13,556  $ 12,070

    The Company's impaired loans totaled $4.9 million at March 31, 1999, $3.0 million at September 30, 1998 and $5.2 million at March 31, 1998.

Deposits and Borrowings

    First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                         March 31, 1999    September 30, 1998      March 31, 1998
                                    % of                 % of                 % of
                         Balance   Total    Balance     Total    Balance     Total
Checking accounts     $  176,341   14.69%  $  162,260   13.93%  $  153,024   13.34%
Passbook, statement
   and other accounts    123,508   10.29      120,927   10.39      122,549   10.68
Money market accounts    172,842   14.40      153,479   13.18      154,138   13.43
Certificate accounts     727,717   60.62      727,774   62.50      717,630   62.55
  Total deposits      $1,200,408  100.00%  $1,164,440  100.00%  $1,147,341  100.00%

   Deposits increased $36.0 million during the six months ended March 31, 1999, principally as a result of growth in checking and money market accounts. Total borrowings also increased $97.3 million to $602.3 million at March 31, 1999.

Stockholders' Equity

   Stockholders' equity declined $2.9 million during the six months of fiscal 1999 to total $122.3 million at March 31, 1999. The Company's capital ratio, total capital to total assets, was 6.21% at March 31, 1999, compared to 6.80% at September 30, 1998. During the six months, the Company increased its dividend to stockholders to $.24 compared with $.21 per share in the first six months of fiscal 1998. During the first half of fiscal 1999 the Company also repurchased approximately 440,200 shares of its common stock for $8,405,069 as part of its stock repurchase program initiated in October 1998 to acquire 500,000 shares by June 30, 1999.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 1999, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 1999:

                                  First Federal     Peoples Federal
                                          Percent             Percent
                                            of                   of
                                 Amount   Assets     Amount    Assets
                                        (Amounts in thousands)
Tangible capital                $ 84,348     6.39% $  42,242    6.55%
Tangible capital requirement      19,815     1.50      9,648    1.50
Excess                          $ 64,533     4.89% $  32,594    5.05%

Core capital                    $ 84,348     6.39% $  42,242    6.55%
Core capital requirement          52,841     4.00     25,782    4.00
Excess                          $ 31,507     2.39% $  16,460    2.55%

Risk-based capital(a)           $ 92,395    10.36% $  43,092   10.69%
Minimum risk-based capital
   requirement(a)                 71,370     8.00     32,243    8.00
Excess(a)                       $ 21,025     2.36% $  10,849    2.69%
(a)  Based on total risk-weighted assets.


    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1998.


LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

    The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 4.00% of net withdrawable savings and borrowings payable in one year. The liquidity ratios of the Associations, based on revised regulations issued by the Office of Thrift Supervision in November 1997, exceed the required levels.

    The Associations' primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity are subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale. During fiscal 1998, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to 30% of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the banking subsidiaries. As of March 31, 1999, based on asset size of each banking subsidiary, additional borrowings of $42 million were available under the current FHLB of Atlanta general policy.

    During the current six months the Company experienced a net cash outflow from investing activities of $109.4 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by maturities of investment and mortgage-backed securities. Included in investing activities was $3.7 million in purchases of office properties and equipment. The Company has three branch offices under construction and has also made additional investments in branch automation and communication systems. The Company experienced cash inflows of $7.2 million from operating activities and $122.6 million from financing activities. Financing activities consisted principally of $75.0 million in FHLB advances, $36.0 million in increased deposit account balances and $22.3 million in other borrowings.

Parent Company Liquidity

    As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its stock repurchase program include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of March 31, 1999, First Financial had cash reserves and existing marketable securities of $2.0 million compared with $2.3 million at September 30, 1998.

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

    The following table is a summary of First Financial's one year gap at March 31, 1999 (amounts in thousands):

                                                        March 31, 1999
Interest-earning assets maturing or repricing within
   one year                                             $   764,019
Interest-bearing liabilities maturing or repricing
   within one year                                        1,327,247
Cumulative gap                                          $  (563,228)

Gap as a percent of total assets

    The Company's one year gap as a percent of total assets changed from (19.33)% to (28.60)% during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 1999 AND 1998


Net Interest Income

    First Financial's net interest income for the three months ending March 31, 1999 was $14.7 million compared with $13.4 million for the comparable quarter in fiscal 1998. The gross interest margin increased from 2.79% in the prior quarter to 2.92% in the current quarter. The net yield on earning assets also improved to 3.20% from 3.06% in the prior quarter.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters
(amounts in thousands):

                                     Quarter Ended March 31,
                                    1999                 1998
                                        Average               Average
                             Average     Yield/   Average     Yield/
                             Balance      Rate    Balance      Rate
Loans and mortgage-backed
   securities              $ 1,784,179    7.46% $ 1,663,452    7.78%
Investments and other
   interest-earning assets      51,382    6.74       93,348    6.37
Total interest-earning
   assets                  $ 1,835,561    7.44% $ 1,756,800    7.71%

Deposits                   $ 1,190,993    4.13% $ 1,131,888    4.46%
Borrowings                     554,074    5.35      546,866    5.87
Total interest-bearing
   liabilities             $ 1,745,067    4.52% $ 1,678,754    4.92%
 Gross interest margin                    2.92%                2.79%
 Net interest margin                      3.20%                3.06%

    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                             Quarter Ended March 31
                                                1999 versus 1998
                                            Volume    Rate     Total
 Interest income:

   Loans and mortgage-backed securities    $  2,263 $ (1,342) $   921
   Investments and other interest-
      earning assets                           (691)      81     (610)
 Total interest income                        1,572   (1,261)     311
 Interest expense:
   Deposits                                     635     (942)    (307)
   Borrowings                                   102     (720)    (618)
 Total interest expense                         737   (1,662)    (925)
   Net interest income                     $    835 $    401  $ 1,236


    Average balances of interest-earning assets increased $78.8 million, or 4.5%, in the March 1999 quarter compared with the March 1998 quarter, contributing to a $835 thousand increase in net interest income due to changes in volume. An increase in the Company's net interest margin from 3.06% in the March 1998 quarter to 3.20% in the March 1999 quarter also improved net interest income by approximately $401 thousand. There can be no assurance that the Company's net margin will not decline based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $585 thousand, compared to $600 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $280 thousand compared with $362 thousand in the comparable quarter in fiscal 1998. Total loan loss reserves as of March 31, 1999 were $13.6 million, or .84% of the total net loan portfolio compared with $12.1 million, or .81% of the total net loan portfolio at March 31, 1998.

Other Income/Non-Interest Expenses

    Other income increased $488 thousand, or 14.2%, in the March 1999 quarter compared to the March 31, 1998 quarter. Sales of loans held for sale increased $28.6 million, or approximately 70%, between the two periods and increased net gains to $652 thousand in the current quarter from net gains of $315 thousand recorded in the March 1998 quarter. Fees on deposit accounts improved by 12% to $1.5 million in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998.

    Non-interest expense increased $1.1 million, or 11.4%, during the current quarter. The increase in the current quarter is primarily attributable to higher personnel costs which increased $909 thousand and higher equipment expenses which increased $195 thousand in the current period. The increase in personnel costs was principally due to expansion of customer services, higher commission payments related to lending volumes and increased staffing and overtime costs related to Year 2000 initiatives.


COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 1999 AND 1998

Net Interest Income

    First Financial's net interest income for the six months ending March 31, 1999 of $29.3 million increased 9.5% over the $26.8 million recorded in the comparable six months in fiscal 1998. Growth in net interest income was attributable to a 4.3% increase in the average balances of interest-earning assets and to improved margins. The gross interest margin improved to 2.98% from 2.82% in the prior six months. The net margin also improved to 3.23% versus 3.08% in the six months ended March 31, 1998.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods
(amounts in thousands):

                                     Six Months Ended March 31,
                                      1999                1998
                                          Average             Average
                                Average   Yield/    Average   Yield/
                                Balance    Rate     Balance    Rate
 Loans and mortgage-backed
    securities                $1,759,889   7.59%  $1,645,324    7.82%
 Other interest-earning
    assets                        54,757   6.45       94,559    6.37
 Total interest-earning
    assets                    $1,814,646   7.56%  $1,739,883    7.74%
 Deposits                     $1,182,738   4.20%  $1,129,281    4.47%
 Borrowings                      534,830   5.42      528,510    5.87
 Total interest-bearing
    liabilities               $1,717,568   4.58%  $1,657,791    4.92%

 Gross interest margin                     2.98%                2.82%
 Net interest margin                       3.23%                3.08%


    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                           Six Months Ended March 31,
                                                1999 versus 1998
                                           Volume     Rate     Total
 Interest income:
   Loans and mortgage-backed securities   $  4,295  $ (1,960)$  2,335
   Investments and other interest-
      earning assets                        (1,275)       37   (1,238)
 Total interest income                       3,020    (1,923)   1,097
 Interest expense:
   Deposit accounts                          1,151    (1,573)    (422)
   Borrowings                                  181    (1,213)  (1,032)
 Total interest expense                      1,332    (2,786)  (1,454)
   Net interest income                    $  1,688  $    863 $  2,551


Provision for Loan Losses

    During the both the six months ended March 31, 1999 and March 31, 1998, First Financial's provision for loan losses totaled $1.2 million. Net charge-offs for the current six months totaled $470 thousand compared with $1.2 million in the comparable period in fiscal 1998. Charge-offs in the prior six months included $679 thousand related to a $2.8 million multifamily loan on which the Company had maintained an $800,000 specific reserve.

Other Income/Non-interest Expense

    Total other income improved $742 thousand, or 11.0%, in the current six months. Fees on deposit accounts increased $301 thousand
during the current six months.   The Company recorded gains of $981
thousand on loan sales during the current six months compared with gains of $392 thousand in the six months ended March 31, 1998. During the six months ended March 31, 1998, the Company recorded gains of $271 thousand on the sale of investment and mortgage backed securities compared to only $18 thousand in the current six months.

    Non-interest expense increased $1.6 million or 8.2% during the current six months. Non-interest expense in the prior six months included non-recurring expenses of $317 thousand related to the Investors merger. Excluding the effect of non-recurring expenses related to the merger, total non-interest expense increased $1.9 million, or approximately 9.9%. The increase is attributable principally to higher personnel costs, higher equipment expenses related to new technology investments and the effect of higher expenses related to Year 2000 project.

Income Tax Expense

    During the first six months, the Company's effective tax rate was 35% compared to 37% in the comparable period. The actual tax provision of $5.0 million resulted in an increase of $324 thousand from the prior period. The decline in the effective tax rate was principally a result of various tax initiatives undertaken in fiscal 1998.

Year 2000 Issue

    The Company continues to work aggressively on its comprehensive project concerning the impact of the Year 2000. The Year 2000 "problem" or the "millennium bug" has arisen because many computer programs were written to store years as two digits instead of four.
By saving storage space by using a two digit year, a program which reads the year 00 could interpret the year to be 1900 when in fact the year 2000 is meant. The Company is very aware of the Year 2000 issue and is actively taking steps to address it.

    "Year 2000 Readiness" is the ability of the Company's internal computer systems (hardware, software and embedded microchips) to process data involving dates or portions of dates before, during and after January 1, 2000, including leap year calculations, without malfunction.

    As federally chartered thrifts, the Company's banking subsidiaries fall under the regulatory guidelines published by the Federal Financial Institutions Examination Council ("FFIEC"). Periodic audits of the Company's Year 2000 activities are performed by the Office of Thrift Supervision. The FFIEC considers five general Year 2000 phases: 1) Awareness - define the Year 2000 issues, gain executive level support, establish a project team, develop a strategy to address all internal and external systems and discuss the Year 2000 issue with vendors; 2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them; 3) Renovation - Convert, replace or eliminate software, hardware and date sensitive items as necessary and monitor vendors renovation activities; 4) Validation - Test and verify software, systems component, other applicable date sensitive items and contingency plans; and 5) Implementation - Put tested date sensitive items into production, monitor implementation with vendors, and execute contingency plans as necessary. Management's target dates for completion of all phases for its mission-critical applications is June 30, 1999. Mission critical applications include those that: 1) directly affect delivery of primary services to First Financial's customers; 2) directly affect First Financial's recognition and collection; 3) would create noncompliance with any statutes or laws; and 4) would require significant costs to address in the event of noncompliance.

    Another FFIEC area to be addressed is contingency planning. The Company is considering alternative measures throughout the organization in the event of a Year 2000-caused problem. Business areas have identified Year 2000 departmental risks and are incorporating changes to their existing contingency plans. Business resumption contingency plans were substantially complete at March 31, 1999. A methodology for testing all plans is currently being developed.

     The Company's core business systems (those systems which run on its internal mainframe) are considered to be the most critical. The Company's host hardware and operating systems software were upgraded where necessary and deemed compliant by September 30, 1998. The Company utilizes an integrated banking application system from one vendor for most of its critical banking applications. These systems were moved from a "test" environment into production in March 1999. Although the Company has performed in depth date testing on all systems placed into production, it will continue to conduct periodic date testing throughout the remainder of the year, particularly to test any other modifications to software received from its integrated banking application vendor. Item processing systems were upgraded to Year 2000 compliance by December 1998.

    As part of a comprehensive two-year project, in June of 1998 the Company selected software and hardware for new branch automation systems. Installation of new teller systems, which are Year 2000 compliant, commenced in September 1998 and was completed in December 1998. Capitalized costs for the new branch hardware, software and a frame relay communication network are expected to total approximately $2.0 million.

    The Company has budgeted approximately $300 thousand in estimated operating costs for Year 2000. These costs do not include the cost of internal staff time spent on the Year 2000 project which the Company does not track separately. The costs of the Year 2000 project and the dates scheduled by the Company for being compliant are based on management's best estimates at this time.

    The Company continues to remediate non-critical systems and to evaluate the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company has tested extensively with the Federal Reserve, the Federal Home Loan Bank of Atlanta, secondary marketing firms such as Freddie Mac and Fannie Mae and a host of other suppliers and software providers. Additionally, the vendor that provides the Company's integrated banking application system as well as its credit card servicer are also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

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

    As of March 31, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1998.

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1) (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant s Bylaws (3)
   (3.4)Amendment to Registrant's Certificate of Incorporation (4)
     (4)Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (6) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (7) (10.5)Employment Agreement with John L. Ott, Jr. (7)
  (10.6)1990 Stock Option and Incentive Plan (8)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (9) (10.8)1994 Employee Stock Purchase Plan (9)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (10) (10.10)Employment Agreement with Susan E. Baham (6)
 (10.11)1997 Stock Option and Incentive Plan (11)
 (10.12)Investors Savings Bank of South Carolina, Inc. Incentive
        Stock Option Plan (12)
 (10.13)Borrowing Agreement with Bankers Bank (13)
    (22)Subsidiaries of the Registrant
    (27)Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6) Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1996.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11) Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Reports on Form 8-K

    None

                    FIRST FINANCIAL HOLDINGS, INC.

                              SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Financial Holdings, Inc.


Date: May 17, 1999            By: /s/ A. Thomas Hood
                              A. Thomas Hood
                              President and Chief Executive Officer
                              Duly Authorized Representative