Form 10-Q
period 1999-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1999-08-16
CIK 787075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly period ended June 30, 1999

                                  OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


      For the transition period from              to


                   Commission File Number:  0-17122


                    FIRST FINANCIAL HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


 Delaware                                             57-0866076
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

 34 Broad Street, Charleston,
 South Carolina                                            29401
 (Address of principal executive                      (Zip Code)
 offices)

 Registrant's telephone number,                   (803) 529-5933
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


              Class                   Outstanding Shares at
          Common Stock                    July 31, 1999

         $.01 Par Value                    13,339,604

                    FIRST FINANCIAL HOLDINGS, INC.

                                 INDEX

 PART I - FINANCIAL INFORMATION                        PAGE NO.

   Consolidated Statements of Financial Condition           1
      at June 30, 1999 and September 30, 1998

   Consolidated Statements of Income for the Three          2
      Months Ended June 30, 1999 and 1998

   Consolidated Statements of Income for the Nine           3
      Months Ended June 30, 1999 and 1998

   Consolidated Statements of Cash Flows for the            4
      Nine months Ended June 30, 1999 and 1998

   Notes to Consolidated Financial Statements             5-6

   Management's Discussion and Analysis of Results       7-15
      of Operations and Financial Condition

 PART II - OTHER INFORMATION                            16-17

 SIGNATURES                                                18




                           SCHEDULES OMITTED

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                    FIRST FINANCIAL HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 June 30,   September 30,
                                                   1999          1998
                                                 (Amounts in thousands)
                                                (Unaudited)
 ASSETS
 Cash and cash equivalents                      $   54,698  $    40,392
 Investments held to maturity (market value of
   $1,260 and $4,194)                                1,249        4,148
 Investments available for sale, at fair value       8,614       11,264
 Investment in capital stock of Federal Home
 Loan Bank, at cost                                 29,175       25,000
 Loans receivable, net                           1,658,626    1,550,567
 Loans held for sale                                15,588       14,473
 Mortgage-backed securities available for sale,
   at fair value                                   192,404      148,186
 Mortgage-backed securities held to maturity
   (market value of $33 and $452)                       29          444
 Accrued interest receivable                        10,915       10,631
 Office properties and equipment, net               19,729       15,836
 Real estate and other assets acquired in
   settlement of loans                               5,806        5,871
 Other assets                                        9,537       12,896
 Total assets                                   $2,006,370  $ 1,839,708

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposit accounts                             $1,208,050  $ 1,164,440
   Advances from Federal Home Loan Bank            579,500      471,500
   Securities sold under agreements to
     repurchase                                     44,079       29,442
   Other short-term borrowings                       6,750        4,000
   Advances by borrowers for taxes and insurance     5,362        6,503
   Outstanding checks                               16,009       15,094
   Accounts payable and other liabilities           24,215       23,566
 Total liabilities                               1,883,965    1,714,545

 Stockholders' equity:
   Serial preferred stock, authorized 3,000,000
     shares--none issued
   Common stock, $.01 par value, authorized
     24,000,000 shares, issued 15,220,240 and
     15,033,853 shares at June 30, 1999 and
     September 30, 1998, respectively                  152          150
   Additional paid-in capital                       31,555       30,308
   Retained income, substantially restricted       109,441      100,075
   Accumulated other comprehensive income (loss)   (1,505)        2,195
   Treasury stock at cost, 1,881,258 and
     1,374,872 shares at June 30, 1999 and
     September 30, 1998, respectively             (17,238)       (7,565)
 Total stockholders' equity                        122,405      125,163
 Total liabilities and stockholders' equity     $2,006,370  $ 1,839,708

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                                                  Three Months Ended
                                                       June 30,
                                                    1999       1998
                                                (Amounts in thousands,
                                                   except per share
                                                       amounts)
                                                      (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed
     securities                                 $  34,700  $  33,057
   Interest and dividends on investments              720        919
   Other                                              217        437
 Total interest income                             35,637     34,413
 INTEREST EXPENSE
   Interest on deposits                            12,058     12,587
   Interest on borrowed money                       8,031      7,982
 Total interest expense                            20,089     20,569
 NET INTEREST INCOME                               15,548     13,844
 Provision for loan losses                            760        600
 Net interest income after provision for
   loan losses                                     14,788     13,244
 OTHER INCOME
   Net gain on sale of loans                          285        289
   Net gain (loss) on sale of investment and
     mortgage-backed securities                        (6)       200
   Loan servicing fees                                275        297
   Service charges and fees on deposit accounts     1,643      1,434
   Real estate operations, net                        (17)      (324)
   Other                                            1,607      1,365
 Total other income                                 3,787      3,261
 NON-INTEREST EXPENSE
   Salaries and employee benefits                   6,540      5,576
   Occupancy costs                                    788        894
   Marketing                                          412        376
   Depreciation, amortization, rental and
     maintenance of equipment                         831        702
   FDIC insurance premiums                            177        175
   Other                                            2,227      2,710
 Total non-interest expense                        10,975     10,433
 Income before income taxes                        (7,188)    (7,172)
 Income tax expense                                 2,659      1,869
 NET INCOME                                     $  (9,847) $  (9,041)
 NET INCOME PER COMMON SHARE                    $    0.37  $    0.31
 NET INCOME PER COMMON SHARE DILUTED            $    0.36  $    0.30

The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                   Nine Months Ended
                                                       June 30,
                                                    1999        1998
                                                (Amounts in thousands,
                                                   except per share
                                                       amounts)
                                                      (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed
     securities                                 $ 101,491   $  97,513
   Interest and dividends on investments            2,111       2,824
   Other                                              591       1,535
 Total interest income                            104,193     101,872
 INTEREST EXPENSE
   Interest on deposits                            36,820      37,771
   Interest on borrowed money                      22,482      23,465
 Total interest expense                            59,302      61,236
 NET INTEREST INCOME                               44,891      40,636
 Provision for loan losses                          2,005       1,805
 Net interest income after provision for loan
   losses                                          42,886      38,831
 OTHER INCOME
   Net gain on sale of loans                        1,266         681
   Net gain on sale of investment and
     mortgage-backed securities                        12         471
   Loan servicing fees                                881         951
   Service charges and fees on deposit
     accounts                                       4,819       4,309
   Real estate operations, net                        (12)       (291)
   Other                                            4,316       4,133
 Total other income                                11,282      10,254
 NON-INTEREST EXPENSE
   Salaries and employee benefits                  19,080      16,537
   Occupancy costs                                  2,342       2,638
   Marketing                                        1,078       1,057
   Depreciation, amortization, rental and
     maintenance of equipment                       2,436       2,072
   FDIC insurance premiums                            540         533
   Merger-related expenses                                        317
   Other                                            6,798       7,208
 Total non-interest expense                        32,274      30,362
 Income before income taxes                        21,894      18,723
 Income tax expense                                 7,661       6,547
 NET INCOME                                     $  14,233   $  12,176
 NET INCOME PER COMMON SHARE                    $    1.06   $    0.90
 NET INCOME PER COMMON SHARE DILUTED            $    1.03   $    0.86

The accompanying notes are an integral part of the statements.

                      FIRST FINANCIAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Nine Months Ended
                                                        June 30,
                                                    1999        1998
                                                (Amounts in thousands)
OPERATING ACTIVITIES                                  (Unaudited)
Net income                                      $  14,233   $  12,176
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                      1,771       1,313
  Gain on sale of investments and mortgage-
    backed securities, net                            (12)       (471)
  Gain on sale of real estate owned, net              (84)        (49)
  Amortization of unearned discounts/premiums
    on investments                                     35        (415)
  Increase (decrease) in deferred loan fees
    and discounts                                     601        (490)
  (Increase) decrease in receivables and
    prepaid expenses                                3,075      (2,589)
  Provision for loan losses                         2,005       1,805
  Writedowns of real estate acquired in
    settlement of loans                                13         275
  Proceeds from sales of loans held for sale      178,974     118,637
  Origination of loans held for sale             (180,089)   (132,153)
  Increase in accounts payable and other
    liabilities                                     2,787       2,735
Net cash provided by operating activities          23,309         774
INVESTING ACTIVITIES
Proceeds from maturity of investments               7,384      14,042
Proceeds from sale of investments available
  for sale                                                      4,889
Net purchase of investments available for sale     (1,957)     (3,120)
Purchase of FHLB stock                             (4,175)     (4,199)
Increase in loans, net                           (111,232)   (129,872)
Repayments on mortgage-backed securities           50,843      36,269
Purchase of mortgage-backed securities
  available for sale                             (100,611)    (21,779)
Sales of mortgage-backed securities                            24,095
Proceeds from the sales of real estate owned          703         661
Net purchase of office properties and
  equipment                                        (5,664)     (1,888)
Net cash used in investing activities            (164,709)    (80,902)
FINANCING ACTIVITIES
Net increase in deposit accounts                   43,610      29,679
Net proceeds of FHLB advances                     108,000      94,423
Increase (decrease) in securities sold under
  agreements to repurchase                         14,637     (38,073)
Increase in other borrowed money                    2,750
Proceeds from sale of common stock                  1,249       1,193
Dividends paid                                     (4,867)     (4,326)
Treasury stock purchased                           (9,673)        (88)
Net cash provided by financing activities         155,706      82,808
Net increase in cash and cash equivalents          14,306       2,680
Cash and cash equivalents at beginning of
  period                                           40,392      48,034
Cash and cash equivalents at end of period      $  54,698   $  50,714
Supplemental disclosures:
  Cash paid (received) during the period for:
    Interest                                    $  61,347   $  61,873
    Income taxes                                     (196)      7,245
  Loans foreclosed                                    497       2,419
  Loans securitized into mortgage-backed
    securities                                                 53,226
  Unrealized net gain (loss) on securities
    available for sale, net of income tax          (3,700)        619
The accompanying notes are an integral part of the statements.

                    FIRST FINANCIAL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999
                              (Unaudited)

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

    The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

    Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                  Three Months Ended
                                                       June 30,
                                                  1999        1998
Weighted average number of common shares used
  in basic EPS                                 13,355,444  13,607,943
Effect of dilutive stock options                  300,695     516,860
Weighted average number of common shares and
  dilutive potential common shares used in
  diluted EPS                                  13,656,139  14,124,803

                                                  Nine Months Ended
                                                       June 30,
                                                  1999        1998
Weighted average number of common shares used
  in basic EPS                                 13,487,060  13,548,567
Effect of dilutive stock options                  351,319     557,299
Weighted average number of common shares and
  dilutive potential common shares used in
  diluted EPS                                  13,838,379  14,105,866

C.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the nine months ended June 30, 1999 and 1998 amounted to $10,533 and $12,795, respectively.

    The Corporation's "other comprehensive income" for the nine months ended June 30, 1999 and 1998 and "accumulated other comprehensive income" as of June 30, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

    Other comprehensive income for the nine months ended June 30, 1999 and 1998 follows (in thousands):

                                                   Nine Months Ended
                                                        June 30,
                                                   1999        1998
 Unrealized holding gains (losses) arising
   during period                                $ (3,700)   $    638
 Less reclassification adjustment for gains
   included in net income                                        (19)
 Net unrealized gains (losses) on securities    $ (3,700)   $    619


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended June 30, 1999 improved 18% to $4.9 million from net income of $4.2 million in the comparable quarter
in 1998.    Earnings per common share increased to $.37 for the
current quarter compared to $.31 in the June 1998 quarter. On a diluted basis, earnings per common share increased to $.36 from $.30 in the comparable period.

    In the first nine months of 1999, First Financial earned $14.2 million compared with $12.2 million in the first nine months of 1998. Results for the first nine months of 1998 included approximately $317 thousand in non-recurring before-tax expenses related to the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors"). Year-to-date earnings per common share and diluted earnings per common share improved to $1.06 and $1.03, respectively, compared with $.90 and $.86 in 1998.


BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled approximately $2.0 billion at June 30, 1999. During the nine months ended June 30, 1999 assets increased $167 million, or 12.1% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash, deposits in transit and interest-bearing deposits totaled $54.7 million at June 30, 1999. Investment balances declined in the current nine months to $39.0 million principally as a result of maturities. The Company increased its balances in mortgage-backed securities to $192.4 million, growing the portfolio by $43.8 million principally due to external purchases of $100.6 million.

Loans Receivable

    Loans receivable, including loans held for sale, totaled $1.7 billion at June 30, 1999, increasing $109.2 million from September 30, 1998. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $396 million (net of refinances) in mortgage loans, $130 million in consumer loans and $47 million in commercial business loans during the nine months ending
June 30, 1999.   The Company also originated or purchased $68 million
in loans through its regional correspondent originators. Growth in net loans receivable is principally attributable to the significantly improved originations offset partially by fixed-rate loan sales of $179 million in the nine month period and higher prepayments due to the level of market interest rates in the nine months ended June 30, 1999.

    The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                  June 30,  September 30,    June 30,
                                    1999         1998          1998
Residential (1-4 family)       $ 1,242,612  $ 1,135,765   $ 1,114,368
Other residential                   47,656       43,161        45,675
Land and lots                       83,935       83,857        77,141
Commercial real estate             123,297      141,182       145,869
Consumer                           206,899      172,684       165,273
Commercial business                 40,105       33,790        36,155
Total gross loans              $ 1,744,504  $ 1,610,439   $ 1,584,481

    Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $89.9 million at June 30, 1999. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $182.6 million as of June 30, 1999.

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

Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):
                                          June 30,  September June 30,
                                            1999    30, 1998    1998
 Non-accrual loans                       $  4,368  $  2,647  $  4,049
 Loans 90 days or more delinquent (1)          52        50        40
 Renegotiated loans                         2,731     4,493     6,061
 Real estate and other assets acquired
   in settlement of loans                   5,806     5,871    11,654
 Total                                    $12,957  $ 13,061  $ 21,804
 As a percent of net loans and real
   estate owned                             0.77%     0.83%     1.41%
 As a percent of total assets               0.65%     0.71%     1.16%
(1) The Company continues to accrue interest on these loans.

    Problem assets declined approximately 41% from one year ago principally due to the August 1998 sale of a shopping center acquired by foreclosure. Renegotiated loans declined by $1.8 million and non-accrual loans increased $1.7 million in the nine months ended June 30, 1999. A renegotiated loan of $1.4 million collateralized by multifamily property became seriously delinquent during the period and the Company placed the loan on non-accrual status.

Allowance for Loan Losses

    The allowance for loan losses represents a reserve for probable inherent losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

    Following is a summary of the reserve for loan losses for the nine months ended June 30, 1999 and June 30, 1998 (amounts in thousands).

                                                      1999      1998
 Balance at beginning of year                      $ 12,781  $ 12,103
 Provision charged to operations                      2,005     1,805
 Recoveries of loans previously charged-off             504       692
 Loan losses charged to reserves                     (1,106)   (2,243)
 Balance at end of period                          $ 14,184  $ 12,357

    The Company's impaired loans totaled $4.4 million at June 30, 1999, $3.0 million at September 30, 1998 and $5.2 million at June 30, 1998.

Deposits and Borrowings

    First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                                            June 30, 1999    September 30, 1998     June 30, 1998
                                                      % of                % of                % of
                                          Balance    Total    Balance    Total    Balance    Total
Checking accounts                       $  183,717   15.21% $  162,260   13.93% $  161,770   14.02%
Passbook, statement and other accounts     125,089   10.35     120,927   10.39     122,782   10.64
Money market account                       174,459   14.44     153,479   13.18     150,215   13.02
Certificate accounts                       724,785   60.00     727,774   62.50     718,900   62.32
  Total deposits                        $1,208,050  100.00% $1,164,440  100.00% $1,153,667  100.00%

   Deposits increased $43.6 million during the nine months ended June 30, 1999, principally as a result of growth in checking and money market accounts. Total borrowings also increased $125.4 million to $630.3 million at June 30, 1999.

Stockholders' Equity

   Stockholders' equity declined $2.8 million during the nine months of fiscal 1999 to total $122.4 million at June 30, 1999. The Company's capital ratio, total capital to total assets, was 6.10% at June 30, 1999, compared to 6.80% at September 30, 1998. During the nine months, the Company increased its dividend to stockholders to $.36 compared with $.315 per share in the first nine months of fiscal 1998. During the first nine months of fiscal 1999 the Company also completed its repurchase of 500,000 shares of its common stock for $9.7 million under its stock repurchase program initiated in October 1998.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1999, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 1999:

                                              First Federal      Peoples Federal
                                                    Percent of           Percent of
                                            Amount    Assets    Amount     Assets
                                                    (Amounts in thousands)
Tangible capital                           $85,521     6.37%   $42,628      6.37%
Tangible capital requirement                20,139     1.50     10,038      1.50
Excess                                     $65,382     4.87%   $32,590      4.87%

Core capital                               $85,521     6.37%   $42,628      6.37%
Core capital requirement                    53,703     4.00     26,769      4.00
Excess                                     $31,818     2.37%   $15,859      2.37%

Risk-based capital(a)                      $94,278    10.06%   $43,890     10.39%
Minimum risk-based capital requirement(a)   74,954     8.00     33,790      8.00
Excess(a)                                  $19,324     2.06%   $10,100      2.39%
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

    The Associations' primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity are subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale. During fiscal 1998, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to 30% of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the banking subsidiaries. As of June 30, 1999, based on asset size of each banking subsidiary, additional borrowings of $22 million were available under the current FHLB of Atlanta general policy.

    During the current nine months the Company experienced a net cash outflow from investing activities of $164.7 million, consisting principally of loans originated and purchased for investment, and mortgage-backed securities purchased, which were partially offset by maturities of investment and mortgage-backed securities. Included in investing activities was $5.7 million in net purchases of office properties and equipment. The Company has three branch offices under construction and has also made additional investments in branch automation and communication systems. The Company experienced cash inflows of $23.3 million from operating activities and $155.7 million from financing activities. Financing activities consisted principally of $108 million in FHLB advances, $43.6 million in increased deposit account balances and $17.4 million in other borrowings.

Parent Company Liquidity

    As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its stock repurchase program include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of June 30, 1999, First Financial had cash reserves and existing marketable securities of $1.5 million compared with $2.3 million at September 30, 1998.

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

    The following table is a summary of First Financial's one year gap at June 30, 1999 (amounts in thousands):

                                                         June 30, 1999
Interest-earning assets maturing or repricing within one
   year                                                  $   753,317
Interest-bearing liabilities maturing or repricing
   within one year                                         1,352,740
Cumulative gap                                          ($   599,423)

Gap as a percent of total assets                             (29.88%)

    The Company's one year gap as a percent of total assets changed from (19.33)% to (29.88)% during the current nine months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING June 30, 1999 AND 1998

Net Interest Income

    First Financial's net interest income for the three months ending June 30, 1999 was $15.5 million compared with $13.8 million for the comparable quarter in fiscal 1998. The gross interest margin increased from 2.86% in the prior quarter to 3.03% in the current quarter. The net yield on earning assets also improved to 3.25% from 3.10% in the prior quarter.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters
(amounts in thousands):

                                           Quarter Ended June 30,
                                          1999                1998
                                              Average              Average
                                   Average     Yield/   Average     Yield/
                                   Balance      Rate    Balance      Rate
Loans and mortgage-backed
  securities                     $ 1,856,732    7.48% $ 1,702,092   7.77%
Investments and other
  interest-earning assets             56,512    6.62       85,961   6.33
Total interest-earning assets    $ 1,913,244    7.45% $ 1,788,053   7.70%

Deposits                         $ 1,209,678    4.00% $ 1,149,830   4.39%
Borrowings                           611,517    5.27      551,654   5.79
Total interest-bearing
  liabilities                    $ 1,821,195    4.42% $ 1,701,484   4.84%
Gross interest margin                           3.03%               2.86%
Net interest margin                             3.25%               3.10%

    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                             Quarter Ended June 30
                                                1999 versus 1998
                                           Volume     Rate     Total
Interest income:
  Loans and mortgage-backed securities   $ 2,909   $(1,266)  $ 1,643
  Investments and other interest-earning
    assets                                  (479)       60      (419)
Total interest income                      2,430    (1,206)    1,224
Interest expense:
  Deposits                                   631    (1,160)     (529)
  Borrowings                                 809      (760)       49
Total interest expense                     1,440    (1,920)     (480)
  Net interest income                    $   990   $   714   $ 1,704

    Average balances of interest-earning assets increased $125.2 million, or 7.0%, in the June 1999 quarter compared with the June 1998 quarter, contributing to a $990 thousand increase in net interest income due to changes in volume. An increase in the Company's net interest margin from 3.10% in the June 1998 quarter to 3.25% in the June 1999 quarter also improved net interest income by approximately $714 thousand. There can be no assurance that the Company's net margin will not decline based on the current spread between short and long-term treasury interest rates, the likelihood that prepayments of higher yielding earning assets may increase under current interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $760 thousand, compared to $600 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $132 thousand compared with $316 thousand in the comparable quarter in fiscal 1998. Total loan loss reserves as of June 30, 1999 were $14.2 million, or .85% of the total net loan portfolio compared with $12.4 million, or .80 % of the total net loan portfolio at June 30, 1998.

Other Income/Non-Interest Expenses

    Other income increased $526 thousand, or 16.1%, in the June 1999 quarter compared to the June 30, 1998 quarter. Proceeds from the sales of loans held for sale totaled $46.7 million in the June 1999 quarter, resulting in gains of $285 thousand on sales. Fees on deposit accounts improved by 14.6% to $1.6 million in the quarter ended June 30, 1999 as compared with the quarter ended June 30, 1998.

    Non-interest expense increased $542 thousand, or 5.2%, during the current quarter. The June 1998 quarter's non-interest expense included approximately $375 thousand for non-recurring professional fees. Included in the increase in the current quarter is higher personnel costs which increased $964 thousand and higher equipment expenses which increased $129 thousand in the current period. The increase in personnel costs was principally due to expansion of customer services, higher commission payments related to lending volumes and increased staffing and overtime costs related to Year 2000 initiatives.

Income Tax Expense

    During the quarter ended June 30, 1999, the Company's effective tax rate was 35.0% compared with 30.8% in the quarter ended June 30, 1998. During the June 1998 quarter the Company implemented certain strategies aimed at reducing the Company's effective tax rate, resulting in a lower provision for income taxes in that quarter.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING June 30, 1999 AND 1998

Net Interest Income

    First Financial's net interest income for the nine months ending June 30, 1999 of $44.9 million increased 10.5% over the $40.6 million recorded in the comparable nine months in fiscal 1998. Growth in net interest income was attributable to a 5.2% increase in the average balances of interest-earning assets and to improved margins. The gross interest margin improved to 3.00% from 2.84% in the prior nine months. The net margin also improved to 3.24% versus 3.09% in the nine months ended June 30, 1998.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods
(amounts in thousands):

                                             Nine months Ended
                                                  June 30,
                                         1999                 1998
                                             Average               Average
                                   Average   Yield/    Average     Yield/
                                   Balance    Rate     Balance      Rate
Loans and mortgage-backed
  securities                     $ 1,792,056   7.55% $ 1,664,193    7.81%
Other interest-earning assets         54,902   6.56       91,928    6.34
Total interest-earning assets    $ 1,846,958   7.52% $ 1,756,121    7.73%

Deposits                         $ 1,191,647   4.13% $ 1,136,119    4.44%
Borrowings                           560,392   5.36      536,207    5.85
Total interest-bearing
  liabilities                    $ 1,752,039   4.52% $ 1,672,326    4.89%

Gross interest margin                          3.00%                2.84%
Net interest margin                            3.24%                3.09%


    The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                           Nine months Ended June 30,
                                                1999 versus 1998
                                            Volume    Rate     Total
Interest income:
  Loans and mortgage-backed securities      $ 7,291  $(3,313) $ 3,978
  Investments and other interest-earning
    assets                                   (1,804)     147   (1,657)
Total interest income                         5,487   (3,166)   2,321
Interest expense:
  Deposit accounts                            1,778   (2,729)    (951)
  Borrowings                                  1,032   (2,015)    (983)
Total interest expense                        2,810   (4,744)  (1,934)
  Net interest income                       $ 2,677  $ 1,578  $ 4,255


Provision for Loan Losses

    During the nine months ended June 30, 1999 First Financial's provision for loan losses totaled $2.0 million compared with $1.8 million at June 30, 1998. Net charge-offs for the current nine months totaled $602 thousand compared with $1.6 million in the comparable period in fiscal 1998. Charge-offs in the prior nine months included $679 thousand related to a $2.8 million multifamily loan on which the Company had maintained an $800,000 specific reserve.

Other Income/Non-interest Expense

    Total other income improved $1.0 million, or 10.0%, in the current nine months. Fees on deposit accounts increased $510 thousand during
the current nine months.   The Company recorded gains of $1.3 million
on loan sales during the current nine months compared with gains of $681 thousand in the nine months ended June 30, 1998. During the nine months ended June 30, 1998, the Company recorded gains of $471 thousand on the sale of investment and mortgage backed securities compared to only $12 thousand in the current nine months.

    Non-interest expense increased $1.9 million or 6.3% during the current nine months. Non-interest expense in the prior nine months included non-recurring expenses of $317 thousand related to the Investors merger. Also included in the prior nine month expenses were approximately $375 thousand of non-recurring professional fees related to strategic initiatives of the Company. Excluding the effect of these non-recurring expenses, total non-interest expense increased $2.6 million, or approximately 8.8%. The increase is attributable principally to higher personnel costs, higher equipment expenses related to new technology investments and the effect of higher expenses related to Year 2000 project.

Income Tax Expense

    During the first nine months of fiscal 1999 and 1998, the Company's effective tax rate approximated 35%. The actual tax provision of $7.7 million resulted in an increase of $1.1 million from the prior period.

Year 2000 Readiness Disclosure

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

    As federally chartered thrifts, the Company's banking subsidiaries fall under the regulatory guidelines published by the Federal Financial Institutions Examination Council ("FFIEC"). Periodic audits of the Company's Year 2000 activities are performed by the Office of Thrift Supervision. The FFIEC considers five general Year 2000 phases: 1) Awareness - define the Year 2000 issues, gain executive level support, establish a project team, develop a strategy to address all internal and external systems and discuss the Year 2000 issue with vendors; 2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them; 3) Renovation - Convert, replace or eliminate software, hardware and date sensitive items as necessary and monitor vendors renovation activities; 4) Validation - Test and verify software, systems component, other applicable date sensitive items and contingency plans; and 5) Implementation - Put tested date sensitive items into production, monitor implementation with vendors, and execute contingency plans as necessary. Management targeted June 30, 1999 as its date to complete all phases for mission-critical systems and this schedule was met. Mission critical applications include those that:
1) directly affect delivery of primary services to First Financial's customers; 2) directly affect First Financial's recognition and collection; 3) would create noncompliance with any statutes or laws; and 4) would require significant costs to address in the event of noncompliance.

    Another FFIEC area to be addressed is contingency planning. The Company is considering alternative measures throughout the organization in the event of a Year 2000-caused problem. Business areas have identified Year 2000 departmental risks and are incorporating changes to their existing contingency plans. Business resumption contingency plans were substantially complete at June 30, 1999. A methodology for testing all plans was also developed and contingency plan testing is scheduled to be completed by September 30, 1999.

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

      Management presently believes that it has responded to the Year 2000 problem so that the effects of the Year 2000 problem will be minimized. There can be no assurance, however, that the systems of other vendors upon which the Company's operations rely, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the Company's modifications and conversions of its systems are not made, or are not completed on a timely basis, or if the Company is subject to failure of a critical vendor to be compliant, the Year 2000 Issue could have a material impact on the operations of the Company, which in turn could have a materially adverse effect on the Company's results of operations and financial condition.

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

    As of June 30, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1998.

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1) (3.2)Bylaws, as amended, of Registrant (2)
   (3.3)Amendment to Registrant's Bylaws (3)
   (3.4)Amendment to Registrant's Certificate of Incorporation (4)
     (4)Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (6) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (7) (10.5)Employment Agreement with John L. Ott, Jr. (7)
  (10.6)1990 Stock Option and Incentive Plan (8)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (9) (10.8)1994 Employee Stock Purchase Plan (9)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (10) (10.10)Employment Agreement with Susan E. Baham (6)
 (10.11)1997 Stock Option and Incentive Plan (11)
 (10.12)Investors Savings Bank of South Carolina, Inc. Incentive
        Stock Option Plan (12)
 (10.13)Borrowing Agreement with Bankers Bank (13)
    (22)Subsidiaries of the Registrant
    (27)Financial Data Schedule
(1) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2) Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended September 30, 1997
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K
(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10) Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11) Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Reports on Form 8-K

    None

                    FIRST FINANCIAL HOLDINGS, INC.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          First Financial Holdings, Inc.

 Date: August 16, 1999    By: /s/ Susan E. Baham
                          Susan E. Baham
                          Senior Vice President and
                          Chief Financial Officer