Form 10-Q/A
period 1999-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1999-08-20
CIK 787075

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

                    FIRST FINANCIAL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                                                  Three Months Ended
                                                       June 30,
                                                    1999       1998
                                                (Amounts in thousands,
                                                   except per share
                                                       amounts)
                                                      (Unaudited)
 INTEREST INCOME
   Interest on loans and mortgage-backed
     securities                                 $  34,700  $  33,057
   Interest and dividends on investments              720        919
   Other                                              217        437
 Total interest income                             35,637     34,413
 INTEREST EXPENSE
   Interest on deposits                            12,058     12,587
   Interest on borrowed money                       8,031      7,982
 Total interest expense                            20,089     20,569
 NET INTEREST INCOME                               15,548     13,844
 Provision for loan losses                            760        600
 Net interest income after provision for
   loan losses                                     14,788     13,244
 OTHER INCOME
   Net gain on sale of loans                          285        289
   Net gain (loss) on sale of investment and
     mortgage-backed securities                        (6)       200
   Loan servicing fees                                275        297
   Service charges and fees on deposit accounts     1,643      1,434
   Real estate operations, net                        (17)      (324)
   Other                                            1,607      1,365
 Total other income                                 3,787      3,261
 NON-INTEREST EXPENSE
   Salaries and employee benefits                   6,540      5,576
   Occupancy costs                                    788        894
   Marketing                                          412        376
   Depreciation, amortization, rental and
     maintenance of equipment                         831        702
   FDIC insurance premiums                            177        175
   Other                                            2,227      2,710
 Total non-interest expense                        10,975     10,433
 Income before income taxes                         7,600      6,072
 Income tax expense                                 2,659      1,869
 NET INCOME                                     $   4,941  $   4,203
 NET INCOME PER COMMON SHARE                    $    0.37  $    0.31
 NET INCOME PER COMMON SHARE DILUTED            $    0.36  $    0.30

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