Form 10-K405
period 1999-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 1999-12-27
CIK 787075

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1999

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [X]   NO [ ]
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of November 30, 1999 there were issued and outstanding 13,355,789 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 16, 1999, was $217,031,571 (13,355,789
shares at $16.25 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's Definitive Proxy Statement for the 2000
              Annual Meeting of Stockholders.  (Part III)

                    FIRST FINANCIAL HOLDINGS, INC.
                    1999 ANNUAL REPORT ON FORM 10-K
                           TABLE OF CONTENTS

                                PART I

Item 1.  Business                                              1

           General                                             1
           Discussion of Forward Looking Statements            1
           Lending Activities                                  2
           Investment Activities                               7
           Sources of Funds                                    9
           Asset and Liability Management                     10
           Subsidiary Activities of the Associations          12
           Competition                                        13
           Personnel                                          13
           Regulation                                         13

Item 2.  Properties                                           16
Item 3.  Legal Proceedings                                    17
Item 4.  Submission of Matters to a Vote of Security Holders  17

                               PART II

Item 5.  Market for the Registrant's Common Equity and        17
           Related Stockholder Matters
Item 6.  Selected Financial Data                              18
Item 7.  Management's Discussion and Analysis of Financial    19
           Condition and Results of Operations
Item 8.  Financial Statements and Supplementary Data          33
Item 9.  Changes in and Disagreements with Accountants on     62
           Accounting and Financial Disclosure

                               PART III

Item 10. Directors and Executive Officers of the Registrant   63
Item 11. Executive Compensation                               64
Item 12. Security Ownership of Certain Beneficial Owners and  64
           Management
Item 13. Certain Relationships and Related Transactions       64

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and on      65
           Reports  Form 8-K

                                PART I

ITEM  1.  BUSINESS

GENERAL

   First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company headquartered in Charleston, South Carolina, which owns and operates First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal") (together, the "Associations"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. At September 30, 1999, First Financial had total assets of $2.1 billion, total deposits of $1.2 billion and stockholders' equity of $125.9 million.

   First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the largest thrift institution in South Carolina based on assets of approximately $1.4 billion at September 30, 1999. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, 20 branch offices in the three surrounding counties and two full-service offices in Georgetown, South Carolina. First Federal also opened a full service office in Hilton Head, South Carolina in December 1999 after operating a private banking office on the island for several years.

     Peoples Federal was chartered in 1914 and is a federal stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. On November 7, 1997, the Company completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors"), through the merger of Investors with Peoples Federal. Each share of Investors common stock was exchanged for 1.36 shares of the Company s Common Stock. The Company issued approximately 708,800 shares of Common Stock in the transaction. Peoples Federal conducts its business through 15 branch offices, a loan production office in Sunset Beach, North Carolina, and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area (6), Florence (4), Conway (4) and Loris (1). Peoples Federal had assets of approximately $682 million at September 30, 1999.

   The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction and consumer and other non-mortgage loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of the Associations, the Company also engages in property and casualty insurance, certain data processing activities, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities. None of the subsidiary activities is considered to constitute a business segment.

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

     The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein and Note 17 of Notes to Consolidated Financial Statements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of First Financial Holdings, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the ability of the Company to successfully address Year 2000 (Y2K) issues, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

LENDING ACTIVITIES

General

     At September 30, 1999, the Company's net loan portfolio totaled approximately $1.7 billion, or 84% of the Company's total assets. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Company's lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal curtailed loans made on non-residential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Company has shifted its focus to concentrate on single-family residential mortgage lending and consumer lending. The Company also offers commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

     In 1995 the Company initiated a correspondent lending program allowing for the purchase of loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $92 million in fiscal 1999.

     The Company makes both fixed-rate and adjustable-rate loans and generally retains the servicing on loans originated. A large percentage of single-family loans are made pursuant to certain guidelines that will permit the sale of such loans in the secondary market to government agencies or private investors. The Company's primary single-family product is the conventional loan. However, loans are also originated that are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

     Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

                                                                      As of September 30,
                                      1999                1998                1997                1996                1995
                                Amount     % of     Amount     % of      Amount    % of      Amount    % of      Amount    % of
                                           Total               Total               Total               Total               Total
                                                                   (dollar amounts in thousands)
TYPE OF LOAN
Real estate:
   1- to 4-family residential $1,296,523   74.4%  $1,135,765   72.5%  $ 1,040,142  71.6%  $  931,075   70.3%  $  727,900   64.5%
   Multi-family                   46,254    2.6       43,161    2.7        54,593   3.8       57,238    4.3       57,902    5.1
   Commercial real
     estate and land             210,488   12.1      225,039   14.4       220,169  15.2      220,020   16.6      219,106   19.4
Commercial business loans         42,721    2.5       33,790    2.2        32,967   2.3       31,865    2.4       32,246    2.9
Consumer loans:
   Home equity                    86,764    5.0       73,961    4.7        58,879   4.0       48,728    3.7       47,015    4.2
   Mobile homes                   44,561    2.6       26,983    1.7        19,537   1.3       21,977    1.7       25,046    2.2
   Credit cards                   10,831    0.6       10,424    0.7        10,992   0.8       10,453    0.8        9,146    0.8
   Savings account loans           5,281    0.3        5,531    0.4         5,835   0.4        5,659    0.4        5,565    0.5
   Other consumer loans           69,678    4.0       55,785    3.6        51,384   3.5       37,609    2.8       31,038    2.8
Total gross loans receivable   1,813,101  104.1    1,610,439  102.9     1,494,498 102.9    1,364,624  103.0    1,154,964  102.4
Allowance for loan losses        (14,570)  (0.8)     (12,781)  (0.8)      (12,103) (0.8)     (11,639)  (0.9)     (10,993)  (1.0)
Loans in process                 (55,409)  (3.2)     (32,360)  (2.1)      (30,257) (2.1)     (27,082)  (2.0)     (14,781)  (1.3)
Deferred loan fees and
   discounts                        (972)  (0.1)        (258)    --          (641)  --          (978)  (0.1)      (1,391)  (0.1)
     Loans receivable, net    $1,742,150  100.0%  $1,565,040  100.0%  $ 1,451,497 100.0%  $1,324,925  100.0%  $1,127,799  100.0%

     The following table shows, at September 30, 1999, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Consolidated            Within     Over    Over Two   Over    Over Five Over Ten      Over
                          One     One to   to Three Three to    to Ten to Fifteen    Fifteen
                         Year   Two Years    Years Five Years   Years     Years       Years      Total
                                                         (in thousands)
Real estate mortgages:
   Adjustable-rate    $     608 $    827  $  1,471 $   6,649  $ 24,462 $  67,422  $   780,124 $  881,563
   Fixed-rate            50,432   36,589    22,568    38,510    96,806   137,944      233,444    616,293
Consumer loans:
   Adjustable-rate       85,865    1,186       490     2,066     3,705     2,317        1,240     96,869
   Fixed-rate            23,816    8,822    11,606    23,047    18,922     7,811       26,222    120,246
Commercial business loans:
   Adjustable-rate       14,260    1,371     1,725       720         3        80                  18,159
   Fixed-rate            13,818    3,057     2,524     4,919       218        26                  24,562
Total                 $ 188,799 $ 51,852  $ 40,384 $  75,911  $144,116 $ 215,600  $ 1,041,030 $1,757,692

Residential Mortgage Lending

     At September 30, 1999, the Company's real estate loans totaled
approximately $1.6 billion, or 89.2% of net loans receivable.   One-
to four-family residential mortgage loans totaled $1.3 billion, or 83.5% of the Company's real estate loans and 74.4% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

     The ARMs currently offered by the Company have up to 30-year terms and interest rates which adjust annually or adjust annually after being fixed for a period of three, five or seven years in accordance with a designated index. ARMS may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

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

      The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential construction loans totaled $92.2 million at September 30, 1999. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments
as construction progresses and as inspections warrant.   As part of
its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use. Such loans may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

     At September 30, 1999, the Company's commercial real estate portfolio totaled $123.1 million, or 7.1% of total net loans and 7.9% of real estate loans. Its multi-family portfolio totaled $46.3 million, or 2.6% of total net loans and 3.0% of total real estate loans. Loans made with land as security totaled $87.4 million, or 5.0% of total net loans and 5.6% of total real estate loans. Because of market conditions, since 1993 the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

     Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, the loans are adjustable in interest and the rate is fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans vary but will not exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As such loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period.

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

Consumer Lending

     Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of their assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $217.1 million at September 30, 1999, or 12.5% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $86.8 million, or 40.0% of all consumer loans. Other consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

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

     The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 1999, the Company's commercial business loans outstanding were $42.7 million, which represented 2.5% of total net loans receivable.

Loan Sales and Servicing

     While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 1999, the Company was servicing loans for others in the amount of $519.7 million.

     Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $200.3 million in 1999, $173.0 million in 1998 and $50.5 million in 1997. At September 30, 1999, the Company had $6.5 million in loans held for sale.

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

Limits on Loan Concentrations

     The Associations' permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, First Federal's and Peoples Federal's lending limits under this restriction were $14.6
million and $6.9 million, respectively.   A broader limitation (the
lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset. At September 30, 1999, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $9.7 million and $3.4 million, respectively. All of these loans were performing according to their respective terms at September 30, 1999.

Delinquencies and Nonperforming Assets

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

OTS Asset Classification System

     OTS regulations include a classification system for problem assets. Under this classification system, problem assets for insured institutions are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics discussed below.

     An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those assets characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $24.7 million in assets as substandard and $230,000 as doubtful, as of September 30, 1999.

     The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $6.2 million of assets designated "special mention" as of September 30, 1999.

     Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

     For further discussion of the Company's problem assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality," and Note 7 of Notes to
Consolidated Financial Statements contained in Item 8 herein.

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

     At September 30, 1999, the Company's investment and mortgage-backed securities portfolio totaled approximately $219.0 million, which included stock in the FHLB of Atlanta of $29.9 million. Investment securities include U.S. Government and agency obligations, corporate bonds and mutual funds approximating $7.8 million. Mortgage-backed securities totaled $181.2 million as of September 30, 1999. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

     Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty, the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities which are rated in either one of the three highest categories by two nationally recognized investment rating services.
     The Company's investment in mortgage-backed securities serves several primary functions. First, the Company has securitized whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Company previously securitized loans with federal agencies to reduce its credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Company acquires mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff.
     The following tables set forth the carrying value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta), maturities and average yields at September 30, 1999. The fair value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta) was $189.1 million on September 30, 1999.

Investment and Mortgage-backed Securities Portfolio

                                                                  As of September 30,
                                                    1999                 1998                 1997
                                            Amortized    Fair    Amortized    Fair    Amortized     Fair
                                               Cost     Value       Cost     Value       Cost      Value
 Securities Held to Maturity:                                       (in thousands)
 U.S. Treasury and U.S. Government agencies
    and corporations                                             $    3,499 $   3,514 $  12,935  $  12,913
 Corporate debt and other securities        $     249 $      258        649       680     1,347      1,432
 Mortgage-backed securities                        28         31        444       452       818        828
 Total securities held to maturity          $     277 $      289 $    4,592 $   4,646 $  15,100  $  15,173

Maturity and Yield Schedule as of September 30, 1999
                                                      Weighted
                                            Carrying   Average
                                              Value     Yield
                                     (dollar amounts in thousands)
 Corporate debt and other securities
    After 5 but within 10 years                  249    10.57
                                                 249    10.57
 Mortgage-backed securities
    After 10 years                                28     9.49
                                                  28     9.49
 Total securities held to maturity          $    277    10.46%
                                                                  As of September 30,
                                                    1999                 1998                 1997
                                            Amortized    Fair    Amortized    Fair    Amortized    Fair
                                               Cost     Value       Cost     Value       Cost      Value
 Securities Available for Sale:                              (dollar amounts in thousands)
 U.S. Treasury and U.S. Government agencies
    and corporations                        $  4,006  $   4,021  $   6,981 $   7,094  $   15,775 $  15,808
 Corporate debt and other securities           2,468      2,429      3,009     3,000       8,238     8,384
 Equity securities
    Asset Management Fund-Adjustable-Rate
        Mortgage Portfolio                                                                 9,000     8,995
    Federated Adjustable-Rate Mortgage Fund                                                3,219     3,151
    Other mutual funds and other               1,119      1,119      1,170     1,170       4,575     4,488
 Mortgage-backed securities                  183,868    181,217    144,695   148,186     147,088   148,963
   Total securities available for sale      $191,461  $ 188,786  $ 155,855 $ 159,450  $  187,895 $ 189,789

Maturity and Yield Schedule as of September 30, 1999
                                                       Weighted
                                            Carrying   Average
                                             Value      Yield
U.S. Treasury and U.S. Government   (dollar amounts in thousands)
   agencies and corporations:
Within 1 year                              $   3,006     6.04%
After 1 but within 5 years                     1,000     6.40
                                               4,006     6.13
Corporate debt and other securities:
   Within 1 year                                 501     8.37
   After 5 but within 10 years                   974     6.30
   After 10 years                                993     5.66
                                               2,468     6.46
Equity securities
   Within 1 year                                 770     5.25
   After 10 years                                349      --
                                               1,119     3.61
Mortgage-backed securities
   After 1 but within 5 years                 11,867     6.69
   After 5 but within 10 years                20,403     7.09
   After 10 years                            151,598     6.56
                                             183,868     6.63
                                           $ 191,461     6.60%

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

Deposits

     The Company offers a number of deposit accounts including regular savings accounts, negotiable order of withdrawal ("NOW")/checking, commercial checking, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 10 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

     The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 1% of deposits at September 30, 1999, are obtained from customers residing outside of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

Jumbo Certificates of Deposit

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

         Maturity Period               At September 30, 1999
                                           (in thousands)
 Three months or less                      $  37,758
 Over three through six months                16,896
 Over six through twelve months               13,099
 Over twelve months                            3,298
 Total                                     $  71,051

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

     At September 30, 1999, the Company had advances totaling $594.5 million from the FHLB of Atlanta at an average rate of 5.50%. At September 30, 1999, the maturity of the Associations' FHLB advances ranged from one to ten years. For more information on borrowings, see
Note 11 of Notes to Consolidated Financial Statements contained in
Item 8 herein.

     The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 1999, the Company had $74.0 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.45% at September 30, 1999, and mature within three months. For more information on other borrowings, see Note 12 of Notes to Consolidated Financial Statements contained in
Item 8 herein.

     During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line. The rate on the funding line is based on LIBOR. At September 30, 1999, $8.8 million was outstanding under this agreement with a weighted average rate of 7.38%.

     The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

                                                           At or For the Year Ended
                                                                 September 30,
                                                         1999        1998        1997
                                                         (dollar amounts in thousands)
Weighted Average Rate Paid On (at end of period):
    FHLB advances                                          5.50%       5.54%       5.65%
    Securities sold under agreements to repurchase         5.45        5.58        5.62
    Bank line of credit                                    7.38        7.69       --
Maximum Amount of Borrowings Outstanding (during period):
    FHLB advances                                    $   611,500  $  514,000  $  419,577
    Securities sold under agreements to repurchase        73,991      87,405      58,896
    Bank line of credit                                    8,750       4,000      --
Approximate Average Amount of Short-term Borrowings
  With Respect To:
    FHLB advances                                        540,893     470,441     377,475
    Securities sold under agreements to repurchase        35,323      45,241      27,050
    Bank line of credit                                    6,698         373      --
 Approximate Weighted Average Rate Paid On (during period):
     FHLB advances                                          5.37%        5.70%       5.71%
     Securities sold under agreements to repurchase         5.39         5.73        5.59
     Bank line of credit                                    6.38         7.69        --

     During 1998, the Company retired its $19.8 million 9.375% Senior Notes issued in fiscal 1992. The early redemption resulted in an extraordinary loss (net of income taxes) of $340,000 in 1998.

ASSET AND LIABILITY MANAGEMENT

Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on
the Company s financial condition and results of operations.   Other
types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company s business activities.

     The Company s profitability is affected by fluctuations in interest rates. Management s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company s exposure to differential changes in interest rates between assets and liabilities is shown in the Company s Interest Rate Sensitivity Analysis Table. See Item 7, "Management s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management" ("TB-13A"). This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 1999, the Company s internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would reduce net interest income over a twelve-month period by 18.5% and reduce net portfolio value by 33.2% while a 200 basis point decline in rates would increase net interest income over a twelve-month period by 5.5% and increase net portfolio value by 32.2% in the same period.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

      The following table shows the Company s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments fair values at September 30, 1999. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                            Expected Maturity/Principal Repayments at September 30,
                                   Average                                                  There-
                                     Rate     2000     2001      2002     2003      2004    after      Balance   Fair Value
Interest-sensitive assets:                                       (dollar amounts in thousands)
    Loans receivable                 7.61% $ 261,323 $222,124 $ 188,805 $160,485 $ 136,412 $773,001 $ 1,742,150 $ 1,742,924
    Mortgage-backed securities       6.63     27,584   23,447    19,930   16,940    14,399   81,596     183,896     181,248
    Investments and other interest-
        earning assets               5.65     24,244    1,000                                 2,564      27,808      27,793
    FHLB Stock                       7.50                                                    29,925      29,925      29,925
Interest-sensitive liabilities:
    Checking accounts                0.50     68,321   37,226    25,314   17,213    11,705   24,873     184,652     184,652
    Savings accounts                 2.38     21,141   17,547    14,565   12,089    10,033   48,987     124,362     124,362
    Money Market accounts            3.67    142,459   11,361     7,952    5,567     3,897    9,092     180,328     180,328
    Certificate accounts             5.29    556,605  109,249    30,312   16,703    11,998    5,639     730,506     737,357
    Borrowings                       5.52    403,741             75,000   80,000            118,500     677,241     680,923
Off-balance sheet items:
    Commitments to extend credit     7.80                                                                21,748      21,671

     Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company s historical experience. For deposit liabilities, in accordance with standard industry practice, the Company has used decay rates utilized by the OTS. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company s historical experience.

Rate/Volume Analysis

     For the Company's rate/volume analysis and information regarding the Company s yields and costs and changes in net interest income, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

SUBSIDIARY ACTIVITIES OF THE ASSOCIATIONS

     First Federal has the following wholly-owned subsidiaries:

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

First Southeast Fiduciary and Trust

     First Southeast Fiduciary and Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Associations.

     Peoples Federal has two wholly-owned subsidiaries:

First Southeast Insurance Services, Inc.

     This subsidiary, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995, an additional agency in Lake City, South Carolina, was purchased as well as the Adams Insurance Agency in Charleston, previously owned by a subsidiary of First Federal. In terms of premium dollars, the insurance agency is approximately 50% commercial lines and 50% personal lines. The agency represents several companies for both commercial and personal insurance products.

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

COMPETITION

     First Federal was the largest and Peoples Federal the fourth largest of savings associations headquartered in South Carolina at September 30, 1999, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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


PERSONNEL

     As of September 30, 1999, the Company had 611 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan.
The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.


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

Federal Home Loan Bank System

      The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Associations, as members of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB of Atlanta stock of $18.0 million and $11.9 million, respectively, at September 30, 1999.

     Among other benefits, the FHLB of Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

Federal Deposit Insurance Corporation

     The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the
Associations' deposits, the FDIC has examination, supervisory and enforcement authority over the Associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution s financial information, as of the reporting period ending seven months before the
assessment period.   The capital categories are: (i) well-capitalized,
(ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution s primary federal regulator and information that the FDIC determines to be relevant to the institution s financial condition and the risk posed to the deposit insurance funds. An institution s assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates. Risk classification of all insured institutions is made by the FDIC semi-annually. At September 30, 1999, the Associations were classified as well-capitalized institutions.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the
Associations, to recapitalize the SAIF.   As a result of the DIF Act
and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to .27%, with most institutions, including the Associations, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members were charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits were charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Prompt Corrective Action

     Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At September 30, 1999, First Federal and Peoples Federal were categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

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

Qualified Thrift Lender Test
     The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 1999, the Associations were in compliance with the QTL test.

Capital Requirements

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights, and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     See Note 17 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements of First Federal and Peoples Federal.

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

Regulation of the Company

     The Company is subject to certain restrictions under the Home Owners Loan Act ("HOLA") and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies.

     As a multiple savings and loan holding company within the meaning of HOLA, the Company s activities are generally subject to more restrictions than those of a unitary savings and loan holding company. Specifically, if First Federal or Peoples Federal fail to meet the QTL test, the activities of the Company and of its subsidiaries (other than the Associations or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions.
The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

     Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601
Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is leased to others. Nine of Peoples Federal's branch offices are owned with six facilities leased.

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

     At September 30, 1999, the total book value of the premises and equipment owned by the Company was $22.0 million. Reference is made to Note 16 of Notes to Consolidated Financial Statements contained in
Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 8 for further details on the Company's properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.



                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock Prices and Dividends:
                                                        Cash
                                                     Dividend
                                    High       Low    Declared
1999:
   First Quarter                 $ 20.00   $  14.00  $   0.120
   Second Quarter                  20.75      17.88      0.120
   Third Quarter                   21.00      14.50      0.120
   Fourth Quarter                  20.25      17.00      0.120
1998:
   First Quarter                 $ 26.75   $  17.06  $   0.105
   Second Quarter                  27.38      23.75      0.105
   Third Quarter                   26.38      21.38      0.105
   Fourth Quarter                  24.38      16.75      0.105

     The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 1999, there were approximately 2,473 stockholders of record.

     The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 12 times with the most recent dividend paid in November 1999, at $.14 per share. Cash dividends per share totaled $.48, $.42 and $.36 for fiscal 1999, 1998 and 1997, respectively. These dividends per share amounted to 33.33%. 34.43% and 32.73% of basic net income per common share, respectively.

     Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     At or For the Year Ended September 30,
                                                             1999        1998(1)     1997(1)      1996(1)     1995(1)
                                                             (dollar amounts in thousands, except per share amounts)
 Summary of Operations
  Interest income                                           $140,832     $136,345    $126,359     $115,486     $99,230
  Interest expense                                            80,394       81,689      75,340       68,314      57,547
  Net interest income                                         60,438       54,656      51,019       47,172      41,683
  Provision for loan losses                                   (2,765)      (2,405)     (2,435)      (1,908)       (511)
  Net interest income after provision for loan losses         57,673       52,251      48,584       45,264      41,172
  Other income                                                15,314       13,357      12,296       10,019       8,796
  Non-interest expense                                       (43,280)     (40,158)    (37,356)     (36,203)    (34,673)
  SAIF special assessment                                                                (313)      (6,955)
  Income tax expense                                         (10,400)      (8,571)     (8,501)      (4,471)     (5,490)
  Net income before extraordinary loss                        19,307       16,879      14,710        7,654       9,805
  Extraordinary loss on retirement of debt (2)                               (340)
  Net income                                                 $19,307      $16,539     $14,710       $7,654      $9,805

 Per Common Share
  Net income before extraordinary loss                   $     1.44   $     1.24  $     1.10   $     0.57  $     0.74
  Net income before extraordinary loss, diluted                1.40         1.20        1.07         0.56        0.72
  Extraordinary loss                                                       (0.02)
  Extraordinary loss, diluted                                              (0.03)
  Net income                                                   1.44         1.22        1.10         0.57        0.74
  Net income, diluted                                          1.40         1.17        1.07         0.56        0.72
  Book value                                                   9.43         9.16        8.28         7.53        7.30
  Dividends                                                    0.48         0.42        0.36         0.32        0.28
  Dividend payout ratio                                       33.33%       34.43%      32.73%       56.14%      37.84%

 Core Earnings (3)
  Net income before extraordinary loss                   $   19,307   $   16,879  $   14,710   $    7,654  $    9,805
  Investors merger related expenses                                          210
  SAIF assessment                                                                        198        4,391
  Core income                                            $   19,307   $   17,089  $   14,908   $   12,045  $    9,805

 Core Earnings Per Share (3)
  Basic:
    Net income before extraordinary loss                 $      1.44  $      1.24 $      1.10  $      0.57 $      0.74
    Investors merger related expenses                                        0.02
    SAIF assessment                                                                      0.01         0.33
    Core income                                          $      1.44  $      1.26 $      1.11  $      0.90 $      0.74
  Diluted:
    Net income before extraordinary loss                 $      1.40  $      1.20 $      1.07  $      0.56 $      0.72
    Investors merger related expenses                                        0.01
    SAIF assessment                                                                      0.01         0.32
    Core income                                          $      1.40  $      1.21 $      1.08  $      0.88 $      0.72


                                                                     At or For the Year Ended September 30,
                                                             1999       1998(1)      1997(1)     1996(1)      1995(1)
                                                             (dollar amounts in thousands, except per share amounts)
 At September 30,
   Assets                                                  $2,070,752  $1,839,708   $1,774,952  $1,603,177   $1,417,592
   Loans receivable, net                                    1,742,150   1,565,040    1,451,497   1,324,925    1,127,799
   Mortgage-backed securities                                 181,245     148,630      149,781      83,993      102,246
   Investment securities                                       37,743      40,412       76,959     110,686      122,579
   Deposits                                                 1,219,848   1,164,440    1,123,988   1,111,943    1,120,546
   Borrowings                                                 677,241     504,942      498,236     348,970      172,120
   Stockholders' equity                                       125,881     125,163      111,528     101,016       97,076
   Number of offices                                               38          36           35          35           34
   Full-time equivalent employees                                 611         576          564         561          530

 Selected Ratios:
   Return on average equity                                   15.38%       13.97%      13.94%        7.60%      10.60%
   Return on average assets                                    0.99         0.90        0.88         0.51        0.72
   Core return on average equity                              15.38        14.43       14.13        11.96       10.60
   Core return on average assets                               0.99         0.93        0.89         0.80        0.72
   Gross interest margin                                       2.99         2.84        2.89         2.94        2.91
   Net interest margin                                         3.22         3.10        3.15         3.22        3.16
   Efficiency ratio                                           58.30        59.42       59.40        63.12       68.57
   Average equity as a percentage of average assets            6.42         6.48        6.28         6.67        6.82

 Asset Quality Ratios:
   Allowance for loan losses to net loans                      0.84%        0.82%       0.83%        0.88%       0.97%
   Allowance for loan losses to nonperforming loans          202.08       177.76       86.74        66.22       55.56
   Nonperforming assets to loans and real estate
     and other assets acquired in settlement of loans          0.74         0.83        1.75         1.51        2.03
   Nonperforming assets to total assets                        0.62         0.71        1.44         1.25        1.62
   Net charge-offs to average loans                            0.06         0.11        0.14         0.10        0.05

 (1)During 1998 First Financial acquired Investors. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly all financial information prior to the merger has been retroactively restated.
 (2)Loss on retirement of First Financial's 9.375% senior notes, net of income tax benefit of $173.
 (3)Core earnings represents net income before extraordinary loss exclusive of after-tax expenses related to the Investors pooling and a one time SAIF assessment recorded in 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     First Financial's financial results of operations continued to improve in 1999. The information presented in the following discussion of financial results is generally indicative of the activities of its two thrift operating subsidiaries, First Federal and Peoples Federal. The following discussion should be read in conjunction with the Selected Consolidated Financial Data contained in
Item 6 of this report and the Consolidated Financial Statements and accompanying notes contained in Item 8 of this report.

     First Financial completed the acquisition of Investors on November 7, 1997, in a transaction accounted for as a pooling-of-interests. Under the terms of the agreement, Investors shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors stock held, which resulted in the issuance of approximately 709,000 shares. All financial information for prior periods was restated in fiscal 1998 to reflect the Investors merger.

     The Board of Directors of First Financial approved on October 22, 1998, a stock repurchase program to acquire up to 500,000 shares of common stock, representing approximately 3.7% of outstanding shares at that time. The program was completed in June of 1999 with 500,000 shares repurchased at an average price of $19.10.

     First Financial s net income and core operating results continued to set new records in 1999. First Financial s core earnings increased $2.2 million in 1999 to set a new Company record of $19.3 million compared with $17.1 million earned in 1998 and $14.9 million in 1997. Results for fiscal 1998 and 1997 included several non-recurring charges. During 1998, these non-recurring charges included after-tax merger related expenses of $210,000 and an extraordinary charge of $340,000 after-tax related to the retirement of the Company s 9.375% senior notes. Net income after the effect of the extraordinary charge and other non-recurring costs was $16.5 million in 1998 and $14.7 million in 1997.

     Core basic and diluted earnings per share improved to $1.44 and
$1.40 in 1999, respectively, from $1.26 and $1.21 in 1998.   Core
basic and diluted earnings per share totaled $1.11 and $1.08 in 1997, respectively. Basic and diluted earnings per share on net income was $1.22 and $1.17, respectively, in 1998 compared with $1.10 and $1.07 in 1997.

     Profitability improved during fiscal 1999 due to a number of factors, including strong loan growth, improved net interest margins earned and additional fee income generated from sales of loans into the secondary market. Expense ratios for the year improved even though the Company made extensive investments in new technology and absorbed costs related to preparation for Year 2000. During fiscal 1999, the Company expanded its efforts to generate higher yielding consumer loans by originating second mortgages through a network of brokers and expanding its mobile home loan program.

Financial Position

     At September 30, 1999, First Financial s assets totaled $2.1 billion, increasing by 12.6%, or $231.0 million, from September 30, 1998. Net asset growth was principally attributable to growth in net loans receivable, which increased $177.1 million during 1999, and also growth in mortgage-backed securities, which increased $32.6 million. Average interest-earning assets increased by 6.4% in 1999.

     At September 30, 1998, First Financial s assets totaled $1.8 billion, increasing in total by 4%, or $64.8 million, from September 30, 1997. Net asset growth was principally attributable to growth in net loans receivable, which increased $113.5 million during 1998, offset by a reduction in the Company s investment portfolio which declined $36.5 million during fiscal 1998. Average interest-earning assets increased by 8.7% in 1998.

Investment Securities and Mortgage-backed Securities
     At September 30, 1999, available for sale securities totaled $188.8 million and represented 99.9% of investment securities and mortgage-backed securities compared to $159.5 million, or 97.2% of comparable balances at September 30, 1998. The carrying value of held to maturity securities totaled only $277,000 at September 30, 1999 compared with $4.6 million at the end of 1998.

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

Loans Receivable

     Loans comprise the major portion of interest-earning assets of the Company, accounting for 87.4% and 85.6% of average interest-earning assets in 1999 and 1998, respectively. Compared with balances on September 30, 1998, net loans receivable grew by 11.9% during 1999. Loans held for sale declined by $7.9 million in 1999 from $14.5 million at September 30, 1998.

     The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, manufactured housing and other consumer loans, credit card receivables and commercial business loans. Management believes it continues to reduce the risk elements of its loan portfolio through strategies focusing on residential mortgage and consumer loan production.

     Strong housing markets in coastal South Carolina and in markets served through its correspondent lending programs helped the Company to achieve an 11.3% increase in net loans receivable during fiscal 1999. Increasing by $160.8 million, the single-family loan portfolio was a principal factor in the growth in net loans receivable. Consumer loans also increased $44.4 million, or 25.7% in fiscal 1999 following a strong $26.1 million expansion in fiscal 1998.

Asset Quality

     The Company believes it maintains a conservative philosophy regarding its lending mix as well as its underwriting guidelines. The Company also maintains loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Boards of Directors of the Associations. The majority of the Company's loans originated are in coastal South Carolina and North Carolina and in Florence, South Carolina.

     The largest component of loan growth during fiscal 1999 has been in single-family loans, which traditionally have resulted in smaller problem credits and less credit risk during various economic cycles than may be experienced in other types of secured real estate lending. For several years the Company's strategy has been to reduce its exposure to commercial real estate, land acquisition and development and multi-family real estate. The largest percentage increase in loan growth was attributable to consumer loans, which remain the sector of the portfolio where higher charge-off rates are experienced.

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

Problem Assets
                                                                            At September 30,
                                                              1999      1998      1997      1996      1995
                                                                      (dollar amounts in thousands)
Non-accrual loans                                          $   4,466 $   2,647 $   6,609 $   8,137 $   7,709
  Accruing loans 90 days or more delinquent                       20        50       568     1,391       974
Renegotiated loans                                             2,724     4,493     6,776     8,049    11,103
  Real estate and other assets acquired in settlement
   of loans                                                    5,685     5,871    11,658     2,432     3,144
                                                           $  12,895 $  13,061 $  25,611 $  20,009 $  22,930

    As a percent of loans receivable and real estate and other
   assets acquired in settlement of loans                      0.74%     0.83%     1.75%     1.51%     2.03%
 As a percent of total assets                                  0.62      0.71      1.44      1.25      1.62
    Allowance for loan losses as a percent of problem loans  202.08    177.76     86.74     66.22     55.56
    Net charge-offs to average loans outstanding               0.06      0.11      0.14      0.10      0.05

     Problem assets were $12.9 million at September 30, 1999, or .62% of assets and .74% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 1998, problem assets were $13.1 million, or .71% of assets and .83% of loans receivable and real estate and other assets acquired in settlement of loans. Problem assets, which had increased in 1997 due to the acquisition through foreclosure of two shopping centers, declined significantly in 1998 as one of these properties was sold in the final quarter of fiscal 1998.

     Renegotiated loans declined by $1.8 million and non-accrual loans increased $1.8 million during 1999. A renegotiated loan of $1.4 million collateralized by multi-family property became seriously delinquent during the period and the Company placed the loan on non-accrual status. Renegotiated loans currently comprise approximately 21.1% of total problem assets.

     The allowance for loan losses at September 30, 1999 covers 202.1% of reported problem loans, increasing from 177.8% as of September 30, 1998. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

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

Allowance for Loan Losses
                                        At or For the Year Ended September 30,
                                        1999    1998    1997     1996    1995
                                            (dollar amounts in thousands)
Balance, beginning of period          $12,781 $12,103 $11,639  $ 10,993 $11,043
Loans charged-off:
   Real estate loans                      122     981     682       824     530
   Commercial business loans               46     122     431       188       3
   Consumer loans                       1,428   1,427   1,196       745     531
     Total charge-offs                  1,596   2,530   2,309     1,757   1,064
Recoveries:
   Real estate loans                      245     159     164       336     356
   Commercial business loans               82     407       8        40      32
   Consumer loans                         293     237     166       119     115
     Total recoveries                     620     803     338       495     503
     Net charge-offs                      976   1,727   1,971     1,262     561
   Provision for loan losses            2,765   2,405   2,435     1,908     511
Balance, end of period:
   Real estate loans                    8,456   8,753   9,003     9,047   8,940
   Commercial business loans            2,079   1,087   1,384     1,225     947
   Consumer loans                       4,035   2,941   1,716     1,367   1,106
Balance, end of period                $14,570 $12,781 $12,103  $ 11,639 $10,993
 Balance as a percent of net loans:
   Real estate loans                    0.56%   0.64%   0.70%    0.77%     0.90%
   Commercial business loans            4.87    3.22    4.20     3.84      2.94
   Consumer loans  (1)                  1.86    1.70    1.17     1.10      0.94
   Total net loans                      0.84    0.82    0.83     0.88      0.97
 Net charge-offs as a percent of average net loans:
   Real estate loans                   (0.01)%  0.06%   0.04%    0.05%     0.02%
   Commercial business  loans          (0.09)  (0.85)   1.30     0.46     (0.09)
   Consumer loans (1)                   0.58    0.75    0.76     0.52      0.36
      Total net loans                   0.06    0.11    0.14     0.10      0.05
(1)  Consumer loans include home equity lines of credit.

     On September 30, 1999, the total allowance for loan losses was $14.6 million compared with $12.8 million at September 30, 1998. Total net loan charge-offs declined to $1.0 million in 1999 from $1.7 million in 1998. Net real estate loan recoveries totaled $123,000 in 1999 compared with net charge-offs of $822,000 in 1998. Net real estate charge-offs in 1998 included approximately $679,000 related to a $2.8 million multi-family loan on which the Company had maintained an $800,000 specific reserve. Consumer loan net charge-offs were $1.1 million in 1999 compared with $1.2 million in 1998. Commercial loan net recoveries of $36,000 in 1999 compared with $285,000 in net recoveries in 1998. Based on the current economic environment and other factors, management believes that the allowance for loan losses at September 30, 1999 was maintained at a level adequate to provide for inherent losses in the Company's loan portfolio.

     The following table sets forth the breakdown of the Company's allowance for loan losses by loan category at the dates indicated.
The increase in the commercial business loan allowance in 1999 is principally attributable to increased balances of classified loans during the period.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.
                                                  At September 30,
                                      1999     1998    1997     1996     1995
                                           (dollar amounts in thousands)
Allowance for loan losses applicable to:
   Real estate loans                $  8,456 $  8,753$  9,003 $  9,047 $  8,940
   Commercial business loans           2,079    1,087   1,384    1,225      947
   Consumer loans                      4,035    2,941   1,716    1,367    1,106
      Total                         $ 14,570 $ 12,781$ 12,103 $ 11,639 $ 10,993

Percent of loans to total net loans:

   Real estate loans                   85.5%   87.1%    87.8%    88.4%    86.9%
   Commercial business loans            2.3     2.1      2.2      2.3      2.8
   Consumer loans                      12.2    10.8     10.0      9.3     10.3
      Total                           100.0%  100.0%   100.0%   100.0%   100.0%

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

     The Company's total deposits increased $55.4 million during the year ended September 30, 1999. First Financial's deposit composition at September 30, 1999 and 1998 is as follows:

                                             At September 30,
                                       1999                   1998
                                         Percent of              Percent of
                               Balance     Total      Balance      Total
                                      (dollar amounts in thousands)
Checking accounts            $   184,652     15.14% $   162,260      13.94%
Statement and other accounts     124,362     10.19      120,927      10.38
Money market accounts            180,328     14.78      153,479      13.18
Certificate accounts             730,506     59.89      727,774      62.50
Total deposits               $ 1,219,848    100.00% $ 1,164,440     100.00%

     National and local market trends over the past several years suggest that consumers are continuing to move an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over the recent several years. As of September 30, 1999, deposits as a percentage of liabilities were 62.7% compared with 67.9% at September 30, 1998. The Company expects to maintain a significant portion of its overall deposits in core account relationships; however, future growth in overall deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus impact the Company's future net margins. The Company's average cost of deposits at September 30, 1999 was 4.01% compared with 4.39% at September 30, 1998.

Borrowings

     Borrowings increased $172.3 million during the current year to $677.2 million as of September 30, 1999. Borrowings as a percentage of total liabilities were approximately 34.8% at the end of 1999 compared with 29.5% in 1998. Borrowings from the FHLB of Atlanta increased $123.0 million and reverse repurchase agreements increased $44.5 million during 1999.

     The Company's average cost of FHLB advances, reverse repurchase agreements and other borrowings declined from 5.56% at September 30, 1998 to 5.52% at September 30, 1999. Approximately $321.0 million in FHLB advances mature or are subject to call within one year and all of the reverse repurchase agreements mature within three months.

Capital Resources

     Average stockholders' equity was $125.5 million during 1999, increasing 6.0% from $118.4 million in 1998. The primary source of growth in stockholders' equity during 1999 was retained net income. The Consolidated Statement of Stockholders' Equity and Comprehensive Income contained in Item 8 herein details the changes in stockholders' equity during the year. The Company's capital ratio, total capital to total assets, was 6.08% at September 30, 1999 compared to 6.80% September 30, 1998. A significant outflow during fiscal 1999 related to the Company s stock repurchase program. A total of 506,000 shares of common stock were repurchased at a cost of $9.7 million, with 500,000 shares related to the stock repurchase program.

     During 1999, the Company paid $.48 in dividends per share for a payout ratio of 33.3%, compared with dividends of $.42 and a payout ratio of 34.4% in 1998. In November 1999, the Board of Directors paid a regular quarterly cash dividend of $.14 per share, which will result in an increase of approximately 16.7% from the previous quarterly cash dividend amount of $.12 per common share.

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

     The Associations are subject to federal regulations which currently require the maintenance of a daily average balance of liquid assets equal to 4.0% of net withdrawable deposits and borrowings payable in one year or less. The Associations have adopted policies to maintain liquidity levels well above the requirements. All requirements were met in 1999.

     The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Associations, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester counties and a significant share of deposits in the Georgetown market. Peoples Federal's deposits are principally obtained in Horry and Florence counties. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products. Due to disintermediation of traditional savings balances to other investment products, including the equity markets, annuities and mutual funds, the pool of retail deposit funds held in financial institutions has contracted over time, resulting in more reliance by the Company on other sources of funds.

     Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. As a measure of protection, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to 30% of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the banking subsidiaries. As of September 30, 1999, based on asset size of each banking subsidiary, additional advance funding of $26.7 million was available under the current FHLB of Atlanta general policy.

     During 1999, the Company experienced a net cash outflow from investing activities of $232.9 million, consisting principally of a net increase of $188.3 million in loans receivable and $102.5 million in purchases of mortgage-backed securities partially offset by $61.6 million in repayments to mortgage-backed securities. The Company experienced net cash inflows of $39.2 million from operating activities and $213.4 million from financing activities. Financing activities included $123.0 million in net additions to FHLB advances, $44.5 million in net additions in reverse repurchase agreements and growth of $55.4 million in deposit balances.

     Proceeds from the sale of loans totaled $203.1 million in 1999, increasing from $173.0 million in 1998. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 1999, although it anticipates volume may be lower due to higher market interest rates and their likely effect on fixed-rate loan originations.

Parent Company Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. The principal source of funds for the acquisition of Peoples Federal in 1992 was the issuance of $20.3 million in senior notes by the Company in September 1992. During 1998, the early redemption of the remaining outstanding principal of $19.8 million was partially funded by a reduction in investment securities of First Financial and partially by a $4.0 million draw on a $25.0 million bank funding line. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 1999, First Financial had cash reserves and existing marketable securities of $1.6 million compared with $2.3 million at September 30, 1998.

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

Interest Rate Sensitivity Analysis at September 30, 1999

                                                 Interest Rate Sensitivity Period

                                                           7-12    13 Months-   Over 2
                                   3 Months  4-6 Months   Months     2 years    Years      Total
Interest-earning assets:                           (dollar amounts in thousands)
  Loans (1)                      $  251,019  $ 132,095  $ 228,768  $ 178,867  $ 966,943 $1,757,692
  Mortgage-backed securities         46,786      6,918     10,863      1,628    117,701    183,896
  Interest-earning deposits,
     investments and FHLB stock      54,137      --         1,999      1,000        597     57,733
Total interest-earning assets       351,942    139,013    241,630    181,495  1,085,241  1,999,321
Interest-bearing liabilities:
  Deposits:
     Checking accounts (2)           11,243     11,242     22,485     24,502     52,065    121,537
     Savings accounts (2)             5,285      5,285     10,571     17,547     85,674    124,362
     Money market accounts          180,328      --         --         --         --       180,328
     Certificate accounts           208,618    145,796    206,565    104,289     65,238    730,506
  Total deposits                    405,474    162,323    239,621    146,338    202,977  1,156,733
  Borrowings (3)                    433,741    138,500     --         55,000     50,000    677,241
Total interest-bearing
  liabilities                       839,215    300,823    239,621    201,338    252,977  1,833,974
Current period gap               $ (487,273) $(161,810) $   2,009  $ (19,843) $ 832,264 $  165,347
Cumulative gap                   $ (487,273) $(649,083) $(647,074) $(666,917) $ 165,347
 Percent of total assets             (23.53)%   (31.35)%   (31.25)%   (32.21)%     7.98%

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

     Based on the Company's September 30, 1999 static gap position, in a one-year time period $733 million in interest-sensitive assets will reprice and approximately $1.4 billion in interest-sensitive liabilities will reprice. This current static gap position results in a negative mismatch of $647 million, or 31.25% of assets. The Company's static gap position one year ago was a negative 19.3% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which may be significant in any year, based on the level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized.

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

     A negative gap would normally suggest that net interest income would increase if market rates decline. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would occur when an institution is positively-gapped. Based on its current static gap position in the above table, which reflects dollars repricing but not movements of indices to which assets and liabilities are tied, First Financial was more biased toward a decline in interest rates over the immediate future. As market interest rates declined during fiscal 1999, the Company s negative gap position was a factor in increasing the net interest margin. Recently the Federal Reserve Open Market Committee has raised short-term interest rates in three stages totaling seventy five basis points. Because of the short-term nature of its liability funding, such increases may have a detrimental effect on the net margin in fiscal 2000.

     Derivative transactions may be used by the Company to better manage its interest rate sensitivity. Although not used extensively by the Company in the past, such measures may be utilized on a more frequent basis in the future.

Results of Operations

Net Interest Income

     The largest component of operating earnings for the Company is net interest income. Net interest income totaled $60.4 million in 1999 compared with $54.7 million in 1998 and $51.0 million in 1997. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

Average Yields and Rates
                                                                       Year Ended September 30,
                                                    1999                          1998                         1997
                                                              Average                      Average                      Average
                                         Average              Yield/   Average              Yield/   Average             Yield/
                                         Balance    Interest   Cost    Balance    Interest   Cost    Balance   Interest   Cost
                                                                     (dollar amounts in thousands)
Interest-earning assets:
   Loans (1)                           $ 1,640,497 $  125,742  7.66% $ 1,510,008 $ 119,306   7.90% $ 1,399,917 $111,510   7.97%
     Mortgage-backed securities            182,585     11,519  6.31      168,344    11,596   6.89      108,647    7,755   7.14
     Investment securities                  39,112      2,801  7.16       69,122     4,479   6.48       66,894    4,263   6.37
     Other interest-earning assets (2)      15,124        770  5.09       16,601       964   5.81       45,750    2,831   6.19
Total interest-earning assets            1,877,318    140,832  7.50    1,764,075   136,345   7.73    1,621,208  126,359   7.79
Non-interest-earning assets                 77,912                        63,981                        58,894
   Total assets                        $ 1,955,230                   $ 1,828,056                   $ 1,680,102
Interest-bearing liabilities:
   Deposit accounts:
     Checking accounts                 $   178,374        765  0.43  $   150,976     1,190   0.79  $   136,089    1,610   1.18
     Savings accounts                      122,621      2,912  2.37      124,683     3,199   2.57      122,637    3,370   2.75
     Money market accounts                 168,659      6,090  3.61      144,331     5,157   3.57      133,030    4,684   3.52
     Certificate accounts                  727,822     39,233  5.39      715,210    41,002   5.73      720,341   40,771   5.66
   Total deposits                        1,197,476     49,000  4.09    1,135,200    50,548   4.45    1,112,097   50,435   4.54
   FHLB advances                           540,893     29,063  5.37      470,441    26,822   5.70      377,475   21,540   5.71
   Other borrowings                         42,021      2,331  5.55       63,733     4,319   6.78       46,838    3,365   7.18
Total interest-bearing liabilities       1,780,390     80,394  4.51    1,669,374    81,689   4.89    1,536,410   75,340   4.90
Non-interest-bearing liabilities            49,318                        40,282                        38,203
   Total liabilities                     1,829,708                     1,709,656                     1,574,613
Stockholders' equity                       125,522                       118,400                       105,489
   Total liabilities and
     stockholders' equity              $ 1,955,230                   $ 1,828,056                   $ 1,680,102
Net interest income/gross margin                   $   60,438  2.99%             $  54,656   2.84%             $ 51,019   2.89%
Net yield on average
   interest-earning assets                                     3.22%                         3.10%                        3.15%
Percent of average interest-earning
   assets to average interest-
   bearing liabilities                                       105.44%                       105.67%                      105.52%
(1)  Average balances of loans include non-accrual loans.

(2) This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated Statements of Financial
     Condition contianed in Item 8 herein.


     Net interest income increased $5.8 million, or 10.6%, in 1999.
As the table above illustrates, yields on average interest-earning assets declined by 23 basis points between fiscal 1999 and 1998 and average cost of interest-bearing liabilities declined by 38 basis
points.   Growth in net interest income in 1999 therefore was
primarily attributable to an increase of 15 basis points in the gross interest margin and 12 basis points in the net interest margin. Growth in average earning assets of $113.2 million also contributed to increased net interest income. The Company's weighted average yield on assets and weighted average cost of liabilities are shown for the periods indicated. Such yields and costs are derived by dividing annualized interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. In 1999, the average yield on interest-earning assets declined to 7.50% from 7.73% in 1998 and was primarily attributable to a lower average yield on loans and mortgage-backed securities. The average cost of interest-bearing liabilities declined to 4.51% from 4.89% in 1998 primarily due to lower deposit costs.

     The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis
                                  Year Ended September 30,   Year Ended September 30,
                                      1999 versus 1998           1998 versus 1997
                                    Increase (Decrease)         Increase (Decrease)
                                           Due to                     Due to
                                  Volume     Rate     Net    Volume   Rate      Net
                                            (dollar amounts in thousands)
Interest income:
   Loans                        $10,125   $(3,689) $ 6,436  $ 8,776 $  (980) $  7,796
   Mortgage-backed securities       940    (1,017)     (77)   4,122    (281)    3,841
   Investment securities         (2,108)      430   (1,678)     142      74       216
   Other interest-earning assets    (81)     (113)    (194)  (1,703)   (164)   (1,867)
Total interest income             8,876    (4,389)   4,487   11,337  (1,351)    9,986
Interest expense:
   Deposit accounts
     Checking accounts              189      (614)    (425)     160    (580)     (420)
     Savings accounts               (50)     (237)    (287)      55    (226)     (171)
     Money market accounts          875        58      933      405      68       473
     Certificate accounts           709    (2,478)  (1,769)    (284)    515       231
   Total deposits                 1,723    (3,271)  (1,548)     336    (223)      113
   Borrowings                     2,558    (2,305)     253    6,471    (235)    6,236
Total interest expense            4,281    (5,576)  (1,295)   6,807    (458)    6,349
Net interest income             $ 4,595   $ 1,187  $ 5,782  $ 4,530 $  (893) $  3,637

Provision for Loan Losses

     The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 1999 the Company's provision expense was $2.8 million compared with $2.4 million in both 1998 and 1997. The provision was higher in 1999 principally due to the Company s strong loan growth. Total loan loss reserves were $14.6 million and $12.8 million at September 30, 1999 and 1998, respectively, and represented .84% and .82% of net loans receivable.

     Net charge-offs in fiscal 1999 totaled $1.0 million, or .06% of average net loans, compared with $1.7 million in 1998, or .11% of average net loans. Net loan charge-offs of $2.0 million in 1997 resulted in charge-offs to average loans of .14%. Net charge-offs in 1998 included approximately $679,000 related to a $2.8 million multi-family loan on which the company had maintained an $800,000 specific reserve.

Other Income

     Other income increased by $2.0 million, or 14.7%, to $15.3 million in 1999 from $13.4 million in 1998. During 1998, other income improved by $1.1 million, or 8.6% from 1997. The greatest dollar increase in non-interest revenues during fiscal 1999 was in brokerage fees which increased $400,000, or 45.9% from 1998 levels. Net gain on sale of loans also increased significantly over 1998 level, increasing $373,000, or 36.6%. This followed a similar pattern in fiscal 1998 when gains from loan sales increased $579,000, or 131.6% from 1997 levels. Activity in both years reflected the Company's asset/liability strategy during the respective periods to sell its agency-qualifying 15- and 30-year fixed-rate single-family loan production. The general level of market interest rates in 1999 and 1998 resulted in higher fixed-rate mortgage production and ultimately a greater volume of loan sales occurring in fiscal 1999 and 1998 than in 1997. The Company does not expect to achieve these levels of gains in fiscal 2000 due to current market interest rates and their effect on fixed-rate loan originations.

     The rate of growth in service charges and fees on deposit accounts improved to 13.3% in 1999 from 3.4% in 1998, The rate of growth was 17.6% in 1997. The Company delayed its implementation of pricing increases for checking and other deposit account services until late in fiscal 1998. Additional pricing changes went into effect in fiscal 1999. The significant growth in checking accounts in fiscal 1999 also contributed to the growth in service charges and fees on deposit accounts. Loan servicing fees declined $59,000, or 4.8%, in 1999 principally due to increased amortizations of the Company's originated servicing rights due to prepayment spreads experienced in the servicing portfolio.

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

Comparison of Non-Interest Expense
                                                          Year Ended September 30,
                                     1999            1998            1997           1996            1995
                                          %               %               %               %               %
                                       Average         Average         Average         Average         Average
                                Amount  Assets  Amount  Assets  Amount  Assets Amount   Assets Amount   Assets
                                                        (dollar amounts in thousands)
Salaries and employee
   benefits                    $25,625  1.31%  $22,263   1.22% $ 20,425 1.22% $ 18,920  1.25% $18,216   1.34%
Occupancy costs                  3,203  0.16     3,316   0.18     3,113 0.18     2,949  0.19    3,138   0.23
Marketing                        1,316  0.07     1,264   0.07     1,518 0.09     1,216  0.08    1,013   0.08
Depreciation, amortization,
   rental and maintenance of
   equipment                     3,328  0.17     2,717   0.15     2,779 0.16     2,588  0.17    2,495   0.19
FDIC insurance premiums            728  0.04       709   0.04     1,116 0.07     2,694  0.18    2,625   0.19
Other                            9,080  0.46     9,572   0.52     8,405 0.50     7,836  0.52    7,186   0.53
Core expenses                   43,280  2.21    39,841   2.18    37,356 2.22    36,203  2.39   34,673   2.56
SAIF Special assessment                                             313 0.02     6,955  0.46
Merger-related expenses                            317   0.02
Total non-interest expense     $43,280  2.21%  $40,158   2.20% $ 37,669 2.24% $ 43,158  2.85% $34,673   2.56%

     Total non-interest expense increased $3.1 million, or 7.8% in fiscal 1999. This followed a $2.5 million, or 6.6%, increase in 1998. Core non-interest expense actually increased $3.4 million or 8.6% between fiscal 1999 and 1998 and $2.5 million or 6.7% between fiscal 1998 and 1997.

     The largest component of non-interest expense, salaries and employee benefits, increased $3.4 million, or 15.1% in 1999 due to increased staffing for the expansion of products and services, staffing for two additional retail sales offices, a new investment center and expansion of trust services. The Company also incurred significant personnel costs related to the installation, testing and implementation of year 2000 compliant hardware and software. Higher commission payments related to record levels of loan originations and investor product sales and increased expenses related to health and other employee benefits also impacted the growth of non-interest expenses. In fiscal 1998, salaries and employee benefits increased 9.0% or $1.8 million from 1997.

     In late 1998 and continuing in fiscal 1999, the Company began the implementation of a new sales office automation system and improved telecommunication systems throughout its retail banking system. These investments in new technology and other upgrades contributed significantly to the increase of $611,000, or approximately 22.5%, in equipment costs in fiscal 1999 compared to 1998.

     Other non-interest costs were stable in fiscal 1999. The effect of significant reductions in FDIC assessment rates resulted in a decline of $407,000 in FDIC insurance costs from 1997 to 1998. Annual FDIC SAIF assessment rates declined to 18 basis points in the first quarter of 1997 and then further declined to 6.5 basis points effective January 1, 1997. Currently, the banking subsidiaries are being charged 6.1 basis points for a Financing Corporation assessment which is approximately five times the charge to commercial banks. Effective January 1, 2000, the Financing Corporation assessment will be equalized among all FDIC insured banks and thrifts, resulting in a reduction in the assessment rate to 2.1 basis points.

     Included in the $1.5 million increase in other expense in 1998 were higher professional fees of approximately $375,000 incurred for several business initiatives and non-recurring expenses of $317,000 related to the Investors merger.

     The Company s efficiency ratio, excluding the effect of merger-related expenses in 1998, declined to 58.3% in 1999 from 59.4% in 1998 and 1997. Management continues to target lower expense ratios as an important strategic goal of the Company.

Income Tax Expense

     Income taxes totaled $10.4 million in 1999, compared to $8.6 million in 1998 and $8.5 million in 1997. The Company s effective tax rate was 35.0% in 1999, 33.7% in 1998 and 36.6% in 1997. The effective tax rate in future periods is expected to range from 35% to 36%.

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

     SFAS 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- and amendment of FASB No. 133" delayed the effective date of this statement for one year. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

Year 2000 Issue

     The Company continues to work aggressively on its comprehensive project concerning the impact of the Year 2000. The Year 2000 "problem" or the "millennium bug" has arisen because many computer programs were written to store years as two digits instead of four.
By saving storage space by using a two digit year, a program which reads the year 00 could interpret the year to be 1900 when in fact the year 2000 is meant. The Company is very aware of the Year 2000 issue and has actively taken steps to address it.

     "Year 2000 Readiness" is the ability of the Company s internal computer systems (hardware, software and embedded microchips) to process data involving dates or portions of dates before, during and after January 1, 2000, including leap year calculations, without malfunction.

     As federally chartered thrifts, the Company's banking subsidiaries fall under the regulatory guidelines published by the Federal Financial Institutions Examination Council ("FFIEC"). In fiscal 1998 and 1999, periodic audits of the Company s Year 2000 activities were performed by the OTS. The FFIEC considers five general Year 2000 phases: Awareness, Assessment, Renovation, Validation and Implementation. Management completed all phases for its mission-critical applications during fiscal 1999. Mission critical applications include those that 1) directly affect delivery of primary services to First Financial s customers; 2) directly affect First Financial s recognition and collection; 3) would create noncompliance with any statutes or laws; and 4) would require significant costs to address in the event of noncompliance.

     Another FFIEC area addressed by the Company is contingency planning. The Company has considered alternative measures throughout the organization in the event of a Year 2000-caused problem. Business areas have identified Year 2000 departmental risks and have incorporated changes to their existing contingency plans. Business resumption contingency plans were also completed in fiscal 1999, with further refinement and testing completed in November 1999.

     The Company s core business systems (those systems which run on its internal mainframe computer) are considered to be the most critical. The Company s host hardware and operating systems software were upgraded where necessary and deemed compliant by September 30, 1998. The Company utilizes an integrated banking application system from one vendor for most of its critical banking applications. Compliant versions of these systems have been in place since March 1999. Although the Company has performed in depth date testing on all systems placed into production, it will continue to conduct periodic date testing throughout the remainder of the year, particularly to test any other modifications to software received from its integrated banking application vendor. Item processing systems were upgraded to Year 2000 compliance by December 1998.

     As part of a comprehensive two-year project, in June of 1998 the Company selected software and hardware for new branch automation systems. Installation of new teller systems, which are Year 2000 compliant, commenced in September 1998 and was completed in December 1998. Capitalized costs for the new branch hardware, software and a frame relay communication network totaled approximately $2.4 million.

     The Company has budgeted approximately $300,000 in estimated operating costs for Year 2000. These costs do not include the cost of internal staff time spent on the Year 2000 project which the Company does not track separately.

     The Company has also evaluated the readiness of its vendors and its customers as a part of its Year 2000 project plan. The Company has tested extensively with the Federal Reserve, the FHLB of Atlanta, secondary marketing firms such as FHLMC and FNMA and a host of other suppliers and software providers. Additionally, the vendor that provides the Company s integrated banking application system as well as its credit card servicer are also subject to examinations of their Year 2000 readiness by federal banking regulatory agencies.

     In addition to technology issues, the Company has planned to respond to liquidity problems which could surface should market disruptions occur at the end of 1999. An evaluation of likely customer behavior has been conducted and the banking subsidiaries are maintaining higher levels of cash on hand to respond to customer needs. In addition to its normal funding sources, both of the banking subsidiaries have also arranged with the Federal Reserve to borrow on a short-term basis from the Federal Reserve s Century Date Change Special Liquidity Facility and also the Discount Window should normal lending sources be temporarily unavailable. Senior management will continue to closely monitor market conditions as the end of 1999 approaches.

     Management presently believes that it has responded to the Year 2000 problem so that the effects of the Year 2000 problem will be minimized. There can be no assurance, however, that the systems of other vendors upon which the Company s operations rely, including essential utilities and telecommunications providers, will be Year 2000 compliant in a timely manner. If the Company is exposed to a problem with a critical system which it has remediated or if the Company is subject to failure of a critical vendor to be compliant, the Year 2000 Issue could have a material impact on the operations of the Company, which in turn could have a materially adverse effect on the Company s results of operations and financial condition.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements contained in Item 8 herein and related data have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time because of inflation.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          MANAGEMENT'S REPORT

     Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management.
The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and accordingly include amounts that are based on management's best estimates and judgements. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.
     To assure that financial information is reliable and assets are safeguarded, management maintains an effective system of internal controls and procedures, important elements of which include: careful selection, training, and development of operating personnel and management; an organization that provides appropriate division of responsibility; and communications aimed at assuring that Company policies and procedures are understood throughout the organization.
In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide.
An important element of the system is an ongoing internal audit program.
     To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written corporate code of conduct and communicated it to all employees.
     KPMG LLP, independent auditors, have audited the Company's consolidated financial statements as described in their report.


                               /s/ A. Thomas Hood


                               President and Chief Executive Officer





                       AUDIT COMMITTEE'S REPORT

     The Audit Committee of the Board of Directors of the Company is comprised of four outside directors. The members of the Committee are: Mrs. Paula Harper Bethea, Chairman, Mr. Gary C. Banks, Jr., Mr. Thomas J. Johnson and Mr. James C. Murray. The Committee held four meetings during fiscal 1999.
     The Audit Committee meets with the independent auditors, management, and internal auditors to assure that all are carrying out their respective responsibilities. The Audit Committee reviews the performance of the independent auditors prior to recommending their appointment and meets with them, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. Both the independent auditors and the internal auditors have full access to the Audit Committee.


                               /s/ Paula Harper Bethea


                               Chairman, Audit Committee




                    REPORT OF INDEPENDENT AUDITORS





The Board of Directors
First Financial Holdings, Inc. and Subsidiaries


     We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                             /s/KPMG LLP



Greenville, South Carolina
October 21, 1999


                             FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                   September 30,
                                                                                1999           1998
                                                                           (dollar amounts in thousands)
Assets
Cash and cash equivalents                                                   $      60,151  $      40,392
Investment securities held to maturity (fair value of $258 and $4,194)                249          4,148
Investment securities available for sale, at fair value                             7,569         11,264
Investment in capital stock of FHLB, at cost                                       29,925         25,000
Loans receivable, net of allowance of $14,570 and $12,781                       1,735,608      1,550,567
Loans held for sale                                                                 6,542         14,473
Mortgage-backed securities, held to maturity (fair value of $31 and $452)              28            444
Mortgage-backed securities available for sale, at fair value                      181,217        148,186
Accrued interest receivable                                                        11,495         10,631
Office properties and equipment, net                                               21,969         15,836
Real estate and other assets acquired in settlement of loans                        5,685          5,871
Other assets                                                                       10,314         12,896
Total assets                                                                $   2,070,752  $   1,839,708

Liabilities and Stockholders' Equity
Liabilities:
  Deposit accounts                                                          $   1,219,848  $   1,164,440
  Advances from FHLB                                                              594,500        471,500
  Securities sold under agreements to repurchase                                   73,991         29,442
  Other short-term borrowings                                                       8,750          4,000
  Advances by borrowers for taxes and insurance                                     6,945          6,503
  Outstanding checks                                                               11,509         15,094
  Other                                                                            29,328         23,566
Total liabilities                                                               1,944,871      1,714,545

Commitments and contingencies (Note 16)

Stockholders' equity:
  Serial preferred stock, authorized 3,000,000 shares--none issued
  Common stock, $.01 par value, authorized 24,000,000 shares, issued
    15,234,462 and 15,033,853 shares at September 30, 1999 and 1998,
    respectively                                                                      152            150
  Additional paid-in capital                                                       31,687         30,308
  Retained income, substantially restricted                                       112,914        100,075
  Accumulated other comprehensive income (loss)                                    (1,631)         2,195
  Treasury stock at cost, 1,881,449 shares and 1,374,872 shares at
    September 30, 1999 and 1998, respectively                                     (17,241)        (7,565)
Total stockholders' equity                                                        125,881        125,163
Total liabilities and stockholders' equity                                  $   2,070,752  $   1,839,708

     See accompanying notes to consolidated financial statements.

                          FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     Year Ended September 30,
                                                                    1999        1998       1997
                                                                  (dollar amounts in thousands,
Interest Income                                                      except per share amounts)
  Interest on loans                                              $ 125,742   $ 119,306  $ 111,510
  Interest on mortgage-backed securities                            11,519      11,596      7,755
  Interest and dividends on investment securities                    2,801       4,479      4,263
  Other                                                                770         964      2,831
Total interest income                                              140,832     136,345    126,359
Interest Expense
  Interest on deposits
    NOW accounts                                                       765       1,190      1,610
    Passbook, statement and other accounts                           2,912       3,199      3,370
    Money market accounts                                            6,090       5,157      4,684
    Certificate accounts                                            39,233      41,002     40,771
  Total interest on deposits                                        49,000      50,548     50,435
  Interest on FHLB advances                                         29,063      26,822     21,540
  Interest on short term borrowings                                  2,331       2,620      1,512
  Interest on long-term debt                                                     1,699      1,853
Total interest expense                                              80,394      81,689     75,340
Net interest income                                                 60,438      54,656     51,019
Provision for loan losses                                            2,765       2,405      2,435
Net interest income after provision for loan losses                 57,673      52,251     48,584
Other Income
  Net gain on sale of loans                                          1,392       1,019        440
  Gain on sale of investment and mortgage-backed securities             37         306        125
  Brokerage fees                                                     1,271         871        586
  Commissions on insurance                                           1,951       1,850      1,766
  Service charges and fees on deposit accounts                       6,586       5,814      5,621
  Loan servicing fees                                                1,176       1,235      1,394
  Real estate operations, net                                           88        (363)      (142)
  Other                                                              2,813       2,625      2,506
Total other income                                                  15,314      13,357     12,296
Non-Interest Expense
  Salaries and employee benefits                                    25,625      22,263     20,425
  Occupancy costs                                                    3,203       3,316      3,113
  Marketing                                                          1,316       1,264      1,518
  Depreciation, amortization, rental and maintenance of equipment    3,328       2,717      2,779
  FDIC insurance premiums                                              728         709      1,116
  FDIC SAIF special assessment                                                                313
  Other                                                              9,080       9,889      8,405
Total non-interest expense                                          43,280      40,158     37,669
Income before income taxes                                          29,707      25,450     23,211
Income tax expense                                                  10,400       8,571      8,501
Net income before extraordinary loss                                19,307      16,879     14,710
Extraordinary loss on extinguishment of debt (net of related
  income tax benefit of $173)                                                     (340)
Net income                                                       $  19,307   $  16,539  $  14,710

                         FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                                                                      Year Ended September 30,
                                                                    1999        1998        1997
                                                                   (dollar amounts in thousands,
                                                                     except per share amounts)
Earnings Per Common Share
  Income before extraordinary loss
    Basic                                                         $   1.44   $    1.24    $  1.10
    Diluted                                                       $   1.40   $    1.20    $  1.07
  Extraordinary loss on extinguishment of debt, net of related income tax
    Basic                                                                    $   (0.02)
    Diluted                                                                  $   (0.03)
  Net income
    Basic                                                         $   1.44   $    1.22    $  1.10
    Diluted                                                       $   1.40   $    1.17    $  1.07

Average Number of Shares Outstanding
  Basic                                                             13,451      13,572    13,380
  Diluted                                                           13,786      14,101    13,801

  Dividends Per Common Share                                      $   0.48   $    0.42    $ 0.36

See accompanying notes to consolidated financial statements.

                                 FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                       Accumulated
                                                  Additional              Other        Treasury Stock
                                            Common  Paid-in  Retained Comprehensive
                                             Stock  Capital   Income  Income (Loss)   Shares    Amount    Total
                                                                (dollar amounts in thousands)
Balance at September 30, 1996              $   147 $ 27,709 $  78,759    $    341     1,234  $  (5,939) $ 101,017
 Net income                                                    14,710                                      14,710
 Other comprehensive income:
   Unrealized net gain on securities
    available for sale, net of income tax                                     815                             815
 Total comprehensive income                                                                                15,525
 Common stock issued pursuant to stock
   option and employee benefit plans             1    1,147                                                 1,148
 Cash dividends ($.36 per share)                               (4,565)                                     (4,565)
 Treasury stock purchased                                                               136     (1,525)    (1,525)
 Options exercised by employees of
   pooled company prior to merger                        45                                                    45
 Cash dividends paid by pooled
   company prior to merger                                       (117)                                       (117)
Balance at September 30, 1997                  148   28,901    88,787       1,156     1,370     (7,464)   111,528
 Net income                                                    16,539                                      16,539
 Other comprehensive income:
   Unrealized net gain on securities
    available for sale, net of income tax                                   1,039                           1,039
 Total comprehensive income                                                                                17,578
 Common stock issued pursuant to stock
   option and employee benefit plans             2    1,407                                                 1,409
 Cash dividends ($.42 per share)                               (5,700)                                     (5,700)
 Treasury stock purchased                                                                 5       (101)      (101)
 Cash payment for fractional shares
   related to pooling                                              (5)                                         (5)
 Cash dividends paid by pooled
   company prior to merger                                       (117)                                       (117)
 Equity adjustment of pooled company for
   the nine months ended September 30, 1997                       571                                         571
Balance at September 30, 1998                  150   30,308   100,075       2,195     1,375     (7,565)   125,163
 Net income                                                    19,307                                      19,307
 Other comprehensive income:
   Unrealized net loss on securities
    available for sale, net of income tax                                  (3,826)                         (3,826)
 Total comprehensive income                                                                                15,481
 Common stock issued pursuant to stock
   option and employee benefit plans             2    1,379                                                 1,381
 Cash dividends ($.48 per share)                               (6,468)                                     (6,468)
 Treasury stock purchased                                                               506     (9,676)    (9,676)
Balance at September 30, 1999              $   152 $ 31,687 $ 112,914 $    (1,631)    1,881  $ (17,241) $ 125,881

See accompanying notes to consolidated financial statements.

                            FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended September 30,
                                                                             1999      1998      1997
Operating Activities                                                       (dollar amounts in thousands)
Net income                                                                $  19,307 $  16,539 $  14,710
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation                                                                2,450     2,002     2,008
  Gain on sale of loans, net                                                 (1,392)   (1,019)     (440)
  Gain on sale of investments and mortgage-backed securities, net               (37)     (306)     (125)
  (Gain) loss on sale of property and equipment, net                              4         8        27
  Gain on sale of real estate owned, net                                       (102)      (23)      (69)
  Amortization of unearned discounts/premiums on investments, net               689      (342)     (230)
  Increase (decrease) in deferred loan fees and discounts                       714      (383)     (369)
  (Increase) decrease in receivables and prepaid expenses                       880    (3,079)      328
  Provision for loan losses                                                   2,765     2,405     2,435
  Write downs of real estate acquired in settlement of loans                     13       275       106
  Deferred tax expense                                                        6,835     7,231     3,364
  Proceeds from sales of loans held for sale                                203,117   173,042    50,453
  Origination of loans held for sale                                       (193,794) (182,999)  (53,616)
  Decrease in accounts payable and accrued expenses                          (2,219)   (3,913)   (3,257)
  Amortization of discount on long-term debt                                              630       126
Net cash provided by operating activities                                    39,230    10,068    15,451
Investing Activities
Proceeds from maturity of investments                                         9,434    16,226    27,384
Proceeds from sales of investment securities available for sale                        50,013    13,797
Purchases of investment securities held to maturity                                              (1,954)
Purchases of investment securities available for sale                        (2,007)  (26,093)
Purchase of FHLB stock                                                       (4,925)   (3,149)   (5,934)
Increase in loans, net                                                     (188,262) (158,439) (153,037)
Proceeds from sales of mortgage-backed securities available for sale          1,625    24,095    35,398
Repayments on mortgage-backed securities available for sale                  61,552    53,388    17,401
Purchases of mortgage-backed securities available for sale                 (102,542)  (22,092) (100,228)
Proceeds from sales of real estate owned                                        855     7,046     2,545
Net purchase of office properties and equipment                              (8,587)   (1,902)   (1,270)
Net cash used in investing activities                                      (232,857)  (60,907) (165,898)
Financing Activities
Net increase in checking, passbook and money market fund accounts            52,676    34,004    13,336
Net increase (decrease) in certificates of deposit                            2,732     6,448    (1,292)
Net proceeds of FHLB advances                                               123,000    51,923   107,175
Net increase (decrease) in securities sold under agreements to repurchase    44,549   (29,454)   42,091
Net increase in other borrowings                                              4,750     4,000
Retirement of Senior Notes                                                            (19,763)
Increase (decrease) in advances by borrowers for taxes and insurance            442       (18)     (929)
Proceeds from exercise of stock options                                       1,381     1,409     1,193
Dividends paid                                                               (6,468)   (5,700)   (4,565)
Treasury stock purchased                                                     (9,676)     (106)   (1,525)
Equity adjustment of merged company                                                       571
Cash dividend paid by pooled company                                                     (117)     (117)
Net cash provided by financing activities                                   213,386    43,197   155,367
Net increase (decrease) in cash and cash equivalents                         19,759    (7,642)    4,920
Cash and cash equivalents at beginning of period                             40,392    48,034    43,114
Cash and cash equivalents at end of period                                $  60,151 $  40,392 $  48,034
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                              $  80,362 $  78,588 $  72,937
    Income taxes                                                               (495)    7,008     5,527
  Loans foreclosed                                                              635     3,162    12,391
  Loans securitized into mortgage-backed securities                                    52,341    16,111
     Unrealized net gain (loss) on securities available for sale, net of
     income tax                                                              (3,826)    1,039       815

See accompanying notes to consolidated financial statements.


            FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1999, 1998 and 1997

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

Consolidation
     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiaries, First Federal and Peoples Federal (together, the "Associations") and First Southeast Investor Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by the Associations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment.

Comprehensive Income
     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     The Company's other comprehensive income for the years ended September 30, 1999, 1998 and 1997 and accumulated other comprehensive income as of September 30, 1999, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the years ended September 30, 1999, 1998 and 1997 follows:

                                                             1999       1998       1997
Unrealized holding gains (losses) arising during period   $ (3,803) $     1,226  $   891
Less: reclassification adjustment for realized gains,
  net of tax                                                    23          187       76
Unrealized gains (losses) on securities available for
  sale, net of applicable income taxes                    $ (3,826) $     1,039  $   815

Employee Benefit Plans
     Also in 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. In accordance with SFAS No. 132, the disclosures regarding the Company's pension plan obligation in note 15 have been revised for all periods presented.

Earnings Per Share
     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Based Compensation
     SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under APB Opinion 25, "Accounting for stock Issued to Employees" ("APB Opinion 25") to account for stock-based compensation. The Company has elected to continue using APB Opinion 25 and has disclosed in the footnotes proforma net income and earnings per share information as if the fair value method had been applied.

Impaired Loans
     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

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

Loans Receivable and Loans Held for Sale
     The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan product for portfolio lending purposes. The Company's consumer loans include lines of credit, auto loans, marine loans, manufactured housing loans and loans on various other types of consumer products. The Company also makes shorter term commercial business loans on a secured and unsecured basis.
     Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the interest method.
     Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Mortgage Servicing Rights
     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 requires the recognition of originated mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. In addition, SFAS No. 125 eliminates the distinction between normal and excess servicing to the extent the servicing fee does not exceed that specified in the contract. SFAS 125 also required the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights. The adoption of SFAS No. 125 did not have a material impact on the Company s financial position or results of operations for the year ended September 30, 1997.
     Amortization of MSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.
     SFAS No. 125 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. Periodically, the Company uses an independent party to evaluate the present values of its portfolio of mortgage servicing. This evaluation is principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

Allowance for Loan Losses
     The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.
     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company's impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.
     Increases to the allowance for loan losses are charged by recording a provision for loan losses. Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management's review of the loan or through possession of the underlying security or through a troubled debt restructuring transaction. Recoveries are credited to the allowance.

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

Real Estate
     Real estate acquired through foreclosure is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

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

2.     Cash and Cash Equivalents

     Cash and cash equivalents consist of the following:
                                                 September 30,
                                               1999        1998
 Cash working funds                         $  18,323   $  13,964
 Non-interest-earning demand deposits           2,003       3,531
 Deposits in transit                           19,859      12,912
 Interest-earning deposits                     19,966       9,985
        Total                               $  60,151   $  40,392

     The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

3.     Investment and Mortgage-backed Securities Held to Maturity

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities held to maturity are as follows:

                                                        September 30, 1999
                                                          Gross      Gross
                                              AmortizedUnrealized  Unrealized  Fair
                                                Cost      Gains      Losses    value
State and local government obligations       $    249   $      9             $   258
Mortgage-backed securities
   FHLMC                                           28          3                  31
      Total                                  $    277   $     12             $   289


                                                        September 30, 1998
                                              Amortized   Gross      Gross
                                                Cost   Unrealized  Unrealized  Fair
                                                          Gains      Losses    value
U.S. Treasury securities and obligations of
   U.S. government agencies and corporations $  3,499   $     15             $ 3,514
Corporate debt and other securities               649         31                 680
Mortgage-backed securities
   FHLMC                                          444          8                 452
      Total                                  $  4,592   $     54             $ 4,646

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 1999, by contractual maturity, are shown below.

                                            September 30, 1999
                                            Amortized      Fair
                                              Cost         Value
Due after five through ten years              $ 249       $  258
Mortgage-backed securities                       28           31
      Total                                   $ 277       $  289

     There were no sales of investment or mortgage-backed securities held to maturity during fiscal 1999, 1998 and 1997.

4.     Investment and Mortgage-backed Securities Available for Sale

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

                                                               September 30, 1999
                                                                Gross      Gross
                                                  Amortized   Unrealized Unrealized
                                                     Cost       Gains      Losses   Fair Value
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations            $  4,006    $     16   $      1   $  4,021
Corporate securities                                  2,468           5         44      2,429
Mutual funds                                          1,119                             1,119
                                                      7,593          21         45      7,569
Mortgage-backed securities:
   FHLMC                                             46,938         969        474     47,433
   FNMA                                              23,548         190        358     23,380
   GNMA                                              18,435         161        121     18,475
   CMO's                                             94,947          19      3,037     91,929
                                                    183,868       1,339      3,990    181,217
     Total                                         $191,461    $  1,360   $  4,035   $188,786

                                                               September 30, 1998
                                                                Gross      Gross
                                                  Amortized   Unrealized Unrealized
                                                     Cost       Gains      Losses   Fair Value
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations            $  6,981    $    113              $  7,094
Corporate securities                                  3,009          44   $     53      3,000
Other                                                 1,170                             1,170
                                                     11,160         157         53     11,264
Mortgage-backed securities:
   FHLMC                                             57,938       2,159                60,097
   FNMA                                              46,005       1,277        234     47,048
   GNMA                                              26,781         327        129     26,979
   CMO's                                             13,971         106         15     14,062
                                                    144,695       3,869        378    148,186
     Total                                         $155,855    $  4,026   $    431   $159,450

     The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                 September 30, 1999
                                                 Amortized  Fair Value
 Due in one year or less                        $   4,277   $   4,293
 Due after one year through five years              1,000       1,001
 Due after five years through ten years               974         978
 Due after ten years                                1,342       1,297
                                                    7,593       7,569
 Mortgage-backed securities                       183,868     181,217
      Total                                     $ 191,461   $ 188,786

     Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $1,625 in fiscal 1999 resulting in a gross realized gain of $37. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $74,108 in fiscal 1998 resulting in a gross realized gain of $547 and a gross realized loss of $241. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,195 in fiscal 1997 resulting in a gross realized gain of $307 and a gross realized loss of $182.

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

6.     Earnings per Share

     Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                                 Year Ended September 30,
                                                               1999        1998        1997
Weighted average number of common shares used in basic EPS  13,451,027  13,571,635   13,380,152
Effect of dilutive stock options                               335,044     529,905      421,206
Weighted average number of common shares and dilutive
   potential common shares used in diluted EPS              13,786,071  14,101,540   13,801,358

7.     Loans Receivable

     Loans receivable, including loans held for sale, consisted of the following:
                                                  September 30,
                                                 1999        1998
Mortgage loans                               $ 1,461,104 $1,344,524
Residential construction loans                    92,161     59,441
Mobile home loans                                 44,561     26,983
Savings account loans                              5,281      5,531
Home equity lines of credit                       86,764     73,122
Commercial business loans                         42,721     33,790
Credit cards                                      10,831     10,424
Other consumer loans                              69,678     56,624
                                               1,813,101  1,610,439
Less:
   Allowance for loan losses                      14,570     12,781
   Loans in process                               55,409     32,360
   Deferred loan fees and discounts on loans         972        258
                                                  70,951     45,399
     Total                                   $ 1,742,150 $1,565,040

     First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $519,682 and $403,223 at September 30, 1999 and 1998, respectively. Mortgage servicing rights totaled $4,668 and $2,904 at September 30, 1999 and 1998, respectively, and are included in "other assets" on the Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights was $5,847 at September 30, 1999 and $3,109 at September 30, 1998. No valuation allowance was required at September 30, 1999.

     Non-accrual and renegotiated loans are summarized as follows:

                                                 September 30,
                                                1999      1998
Non-accrual loans                             $4,466    $2,647
Renegotiated loans                             2,724     4,493
   Total                                      $7,190    $7,140

     Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $544, $549 and $1,131 for the years ended September 30, 1999, 1998 and 1997, respectively. Recorded interest income on these loans was $268, $327 and $503 for 1999, 1998 and 1997, respectively.

     An analysis of changes in the allowance for loan losses is as follows:

                                       Year Ended September 30,
                                       1999      1998      1997
Balance, beginning of period        $ 12,781  $ 12,103  $ 11,639
Charge-offs                           (1,596)   (2,530)   (2,309)
Recoveries                               620       803       338
Net charge-offs                         (976)   (1,727)   (1,971)
Provision for loan losses              2,765     2,405     2,435
Balance, end of period              $ 14,570  $ 12,781  $ 12,103

     At September 30, 1999 and 1998 impaired loans totaled $4,466 and $2,987, respectively. Included in the allowance for loan losses at September 30, 1999 was $59 related to $1,402 of impaired loans. The remainder of the impaired loans at September 30, 1999 and 1998 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 1999, 1998 and 1997 was $3,933, $4,882 and $10,306, respectively. Interest income of $7, $59 and $126 was recognized on impaired loans in 1999, 1998 and 1,997 respectively, while they were impaired.
     The Company principally originates residential and commercial real estate loans throughout its primary market area located in the coastal region of South Carolina and Florence County. Although the coastal region has a diverse economy, much of the area is heavily dependent on the tourism industry and industrial and manufacturing companies. A substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.
     Residential one-to-four family real estate loans amounted to $1,296,523 and $1,135,765 at September 30, 1999 and 1998,
respectively. The Company's multi-family residential loan portfolio of $46,254 and $43,161 at September 30, 1999 and 1998, respectively, are highly dependent on occupancy rates for such properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.
     Commercial real estate loans totaled $123,121 and $141,182 and acquisition and development loans and lot loans totaled $87,367 and $83,857 at September 30, 1999 and 1998, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
     Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $9,748 at September 30, 1999 and $10,001 at September 30, 1998.

8.     Office Properties and Equipment

     Office properties and equipment are summarized as follows:
                                                    September 30,
                                                   1999      1998
Land                                            $  5,675  $  3,161
Buildings and improvements                        12,688     9,913
Furniture and equipment                           16,372    14,515
Leasehold improvements                             4,618     4,152
                                                  39,353    31,741
Less, accumulated depreciation and amortization  (17,384)  (15,905)
    Total                                       $ 21,969  $ 15,836

9.     Real Estate

     Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:
                                                    September 30,
                                                   1999      1998
Real estate acquired in settlement of loans     $   5,443 $   5,790
Other assets acquired in settlement of loans          242        81
  Total                                         $   5,685 $   5,871

     Real estate operations are summarized as follows:

                                                  Year Ended September 30,
                                                   1999     1998     1997
Gain on sale of real estate                      $   102  $    23  $    69
Provision charged as a write-down to real estate     (13)    (275)    (106)
Expenses                                            (119)    (126)    (122)
Rental income                                        118       15       17
     Total                                       $    88  $  (363) $  (142)

10.  Deposit Accounts

     The deposit balances and related rates were as follows:
                                                      September 30,
                                                 1999               1998
                                                    Weighted            Weighted
                                                     Average             Average
                                           Balance    Rate    Balance     Rate
Non-interest-bearing demand accounts     $   63,115         $    52,539
NOW accounts                                121,537   0.50%     109,721    0.85%
Passbook, statement and other accounts      124,362   2.38      120,927    2.52
Money market accounts                       180,328   3.67      153,479    3.47
                                            489,342   2.08      436,666    2.13
Certificate accounts:
   Fixed-rate                               703,752   5.31      697,349    5.77
   Variable-rate                             26,754   4.85       30,425    5.18
                                            730,506   5.29      727,774    5.75
     Total                               $1,219,848   4.01% $ 1,164,440    4.39%

     Scheduled maturities of certificate accounts were as follows:
                                                   September 30,
                                                 1999        1998
Within one year                              $   556,605  $  551,792
After one but within two years                   109,249     115,167
After two but within three years                  30,312      17,202
Thereafter                                        34,340      43,613
     Total                                   $   730,506  $  727,774

     The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $23,702 and $16,305 at September 30, 1999 and 1998, respectively, to secure deposits by various entities.
     Certificates of deposit with balances equal to or exceeding $100,000 totaled $157,055 and $181,361, at September 30, 1999 and
1998, respectively.

11.  Advances From Federal Home Loan Bank

     Advances from the FHLB of Atlanta consisted of the following:
                                            September 30,
                                       1999                1998
                                         Weighted            Weighted
                                          Average             Average
Maturity                        Balance    Rate     Balance    Rate
One year                       $321,000    5.59%   $196,500    5.62%
Two years                                            35,000    5.57
Three years                      75,000    5.85
Four years                       80,000    5.32      85,000    5.84
Five years                                           80,000    5.32
Eight years                      50,000    5.10
Nine years                       25,000    5.57      50,000    5.10
Ten years                        43,500    5.02      25,000    5.57
     Total                     $594,500    5.50%   $471,500    5.54%

     As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $792,667 and $628,667 as of September 30, 1999 and 1998, respectively. In addition, all of its FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

12. Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

     Securities sold under agreements to repurchase consisted of the following:
                                                                September 30,
                                                                1999     1998
Investment and mortgage-backed securities with an amortized
   cost of $80,112 and $31,341 and fair value of $78,062 and
   $32,079  at September 30, 1999 and 1998, respectively     $ 73,991 $ 29,442

     The agreements had a weighted average interest rate of 5.45% and 5.58% at September 30, 1999 and 1998, respectively, and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 1999 and 1998, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $35,323 and $45,241 during 1999 and 1998, respectively, and the maximum amount outstanding at any month-end during 1999 and 1998 was $73,991 and $87,405, respectively.

Other short-term borrowings consisted of the following:
                                      September 30,
                                 1999                1998
                          Balance     Rate    Balance     Rate
Line of credit           $ 8,750     7.38%   $ 4,000     7.69%

13.  Long-term Debt

     At September 30, 1997 the Company had $19,763 of senior notes which were unsecured debt obligations, with a maturity date of September 1, 2002. In July 1998 the Company issued a redemption notice for the 9.375% notes. As of September 1, 1998, $19,763 in principal was paid plus accrued interest to redeem the notes. As a result of the redemption, an extraordinary charge of $340 (net of related income taxes) was recorded.

14.  Income Taxes

     Income tax expense attributable to continuing operations for the years ended September 30, 1999, 1998 and 1997, is comprised of the following:
                               Federal       State        Total
 1999:
 Current                     $   3,549     $    16      $ 3,565
 Deferred                        6,829           6        6,835
     Total                   $  10,378     $    22      $10,400
 1998:
 Current                     $   1,218     $   122      $ 1,340
 Deferred                        7,244         (13)       7,231
     Total                   $   8,462     $   109      $ 8,571
 1997:
 Current                     $   4,386     $   751      $ 5,137
 Deferred                        2,820         544        3,364
     Total                   $   7,206     $ 1,295      $ 8,501

     A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows:

                                   Year Ended September 30,
                                                                  1999     1998    1997
Expected federal income tax expense                             $ 10,397 $  8,907 $ 8,124
Increases (reductions) in income taxes resulting from:
     Change in the beginning-of-the-year valuation allowance for
        deferred tax assets allocated to income tax expense                  (429)     74
     Tax exempt income                                               (25)     (54)    (93)
     South Carolina income tax expense, net of federal income
        tax effect                                                    14       71     842
     Other, net                                                       14       76    (446)
        Total                                                   $ 10,400 $  8,571 $ 8,501
Effective tax rate                                                  35.0%    33.7%   36.6%

     As a result of recent tax legislation in the Small Business Job Protection Act of 1996 ("SBJPA '96"), Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years.
The Associations currently meet this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Associations have recorded the related deferred tax liability in other liabilities.
     During the year ended September 30, 1999, the Associations have begun to recapture bad debt reserves in excess of pre-1988 base year. This amortization will occur through year 2003.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below.

                                                               September 30,
                                                              1999      1998
Deferred tax assets:
   Loan loss allowances deferred for tax purposes          $   5,412 $   4,589
   Net operating loss carryforward                               505       866
   Unrealized loss on securities available for sale            1,040
   Other                                                         727       687
   Total gross deferred tax assets                             7,684     6,142
   Less valuation allowance
   Net deferred tax assets                                     7,684     6,142
Deferred tax liabilities:
   Loan fee income adjustments for tax purposes                2,593     2,482
   FHLB stock dividends deferred for tax purposes              1,704     1,704
   Expenses deducted under economic performance rules            315       477
        Excess carrying value of assets acquired for financial
     reporting purposes over tax basis                         1,913     1,244
   Tax bad debt reserve in excess of base year amount            518       634
   Unrealized gain on securities available for sale            --        1,399
   Book over tax basis in subsidiary                          13,283     6,197
   Other                                                         235       486
   Total gross deferred tax liabilities                       20,561    14,623
   Net deferred liability (included in other liabilities)  $ (12,877)$  (8,481)

     A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax benefit of $2,439 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax expense of $6,835.
     Under SFAS 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. Management has determined that it is more likely than not that the net deferred tax asset can be supported based upon these criteria.
     The consolidated financial statements at September 30, 1999 and 1998 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Associations' stock.

15.  Benefit Plans

Stock Option Plans
     On September 27, 1990, the Company's Board of Directors approved the 1990 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 23, 1991. The 1990 plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 357,960 granted under the 1990 Stock Option Plan expire at various dates through October 23, 2007.
     On September 25, 1997, the Company's Board of Directors approved the 1997 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 28, 1998. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 191,473 granted under the 1997 Stock Option Plan expire at various dates through May 27, 2009.
     On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wished to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock.
Options covering 35,444, 21,512 and 50,418 shares of common stock at an exercise price of $12.66, $14.06 and $7.45 were granted in lieu of otherwise payable cash compensation of $161, $100 and $73 for the Company's fiscal years ending September 30, 1999, 1998 and 1997, respectively.
     During 1998 the Company, as part of its acquisition of Investors Savings Bank of South Carolina ("Investors"), converted all stock options of Investors outstanding at the time of the merger into options to acquire common stock of the Company. The stock option plan of Investors expired in May of 1996. Options remaining under the plan of Investors expire at various dates through September 19, 2006.
     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                      1999      1998      1997
Net Income          As reported    $  19,307 $  16,539 $  14,710
                    Pro-forma         18,751    16,108    14,425
Earnings per share  As reported
                       Basic       $    1.44 $    1.22 $    1.10
                       Diluted          1.40      1.17      1.07
                    Pro-forma
                       Basic            1.39      1.19      1.08
                       Diluted          1.36      1.14      1.05

The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 2.50%, 2.50% and 2.90%, expected volatility of 29%, average risk-free interest rate of 4.78%, 5.55% and 6.08%, and expected lives of 6 years.
     The following is a summary of the activity under the stock-based option plans for the years ended September 30, 1999, 1998 and 1997.

                                      1999                1998                1997
                                         Weighted            Weighted            Weighted
                                          Average             Average             Average
                                         Exercise            Exercise            Exercise
                                 Shares    Price     Shares    Price     Shares    Price
Balance, beginning of year      819,980  $   9.58   881,078  $   7.46   879,486  $   6.72
  Options exercised            (188,835)     6.18  (192,814)     6.81  (162,496)     5.55
  Options forfeited              (5,882)    16.74    (7,202)    10.46    (3,500)     9.56
  Options granted               187,879     17.96   138,918     19.24   167,588      9.53
Outstanding, September 30       813,142  $  12.31   819,980  $   9.58   881,078  $   7.46

Stock options outstanding and exercisable as of September 30, 1999, are as follows:

    Range of              Weighted Average  Weighted Average Remaining
 Exercise Prices  Shares   Exercise Price        Contractual Life
$   5.82 - 7.63  272,474        $   7.24            5.34 years
    8.02 - 9.75  135,809            9.45            5.47
   10.13 -14.06  123,332           11.83            7.40
   18.63 -22.75  176,344           19.46            8.02
$   5.82 -22.75  707,959


Stock Purchase Plan
     On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 23,589 shares of common stock have been made under the plan.

Performance Equity Plan
     On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Associations attain specific financial performance criteria. Performance targets for the 1998, 1997 and 1996 year resulted in the awarding of 3,230, 884 and 7,152 shares to the directors serving the Corporation and the Associations.

Sharing Thrift Plan
     The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (401(k)) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute a maximum of 15 percent of their annual salary (not to exceed limitations prescribed by law). Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up to 5 percent of the employee's salary based on the attainment of certain profit goals.
     The Company's matching contribution charged to expense for the years ended September 30, 1999, 1998 and 1997, was $745, $723 and $527, respectively.
     The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 1999, 1998 and 1997 totaled $1,109, $993 and $727, respectively.

Other Postretirement Benefits
     The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements.
The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.
     The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 1999 and 1998 are shown below:

                                                    1999        1998
Change in benefit obligation:
Benefit obligation at October 1                   $1,560      $1,355
Service cost
Interest cost                                         99          98
Actuarial (gain) loss                                (13)        169
Benefit payments                                     (65)        (62)
Benefit obligation at September 30                 1,581       1,560
Change in plan assets:
Fair value of plan assets at October 1                --          --
Actual return on plan assets                          --          --
Employer contributions                                65          62
Plan participants' contributions                      20           8
Benefit payments                                     (85)        (70)
Fair value of plan assets at September 30             --          --
Funded status:
As of end of year                                 (1,581)     (1,560)
Unrecognized transition (asset) obligation         1,024       1,103
Unrecognized prior-service cost                       --          --
Unrecognized net (gain) loss                           3          17
Accrued postretirement benefit expense            $ (554)     $ (440)

     An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1999 and 1998, by $163 and $146 and the aggregate of service and interest cost by $11 and $10, respectively.
     The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 1999, 1998 and 1997 are shown below:

                                                     1999  1998  1997
Service cost of benefits earned during the period   $  99 $  98 $  94
Amortization of transition (asset) obligation          79    79    79
Amortization of net (gain) loss                             (24) (139)
   Net pension expense                              $ 178 $ 153 $  34

     Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

                                                 1999        1998
Discount rate                                    7.50%       6.50%

16.  Commitments and Contingencies

Loan Commitments
     Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $21,748 at September 30, 1999. These were principally single-family loan commitments. Other loan commitments totaled $150 at September 30, 1999.
     Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties.
     The Company originates and services mortgage loans.
Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $196,283, $153,161 and $133,012 at September 30, 1999, 1998 and 1997,
respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Interest Rate Cap
     In connection with its asset/liability management program the Company purchased an interest rate cap agreement with a counterparty on September 30, 1999. The purchase was made at a premium of $338 for the purpose of hedging potential increases in interest rates on short-term liabilities. The Company is not a dealer, does not make a market in cap agreements and will not trade the instrument. The Board of Directors' approved policy governing the use of these instruments strictly forbids speculation of any kind. The cap agreement has a notional principal amount of $25,000 and matures September 30, 2002. As of September 30, 1999 the strike price was 6.25 percent versus
three month LIBOR.   Unamortized fees  related to the cap as of
September 30, 1999 totaled $338 and the fair value of the interest rate cap was $385.

Lease Commitments
     The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases were as follows:
                                              September 30,
                                                   1999
        One year                             $  1,116
        Two years                               1,081
        Three years                               996
        Four years                                949
        Five years                                807
        Thereafter                                324
        Total                                $  5,273

     Rental expenses under operating leases were $1,104, $1,022 and $1,027 in 1999, 1998 and 1997, respectively.

17.  Stockholders' Equity and Dividend Restrictions

     The ability of the Company to pay dividends depends primarily on the ability of the Associations to pay dividends to the Company. The Associations are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Associations' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Associations must meet specific capital guidelines that involve quantitative measures of the Associations' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Associations' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Associations to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 1999, that the Associations meet all capital adequacy requirements to which they are subject.
     As of September 30, 1999, the Associations were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Associations must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.
     The Associations' actual capital amounts and ratios are also presented in the table.

First Federal:                                                          To Be Well
                                                                     Capitalized Under
                                                    For Capital      Prompt Corrective
                                    Actual       Adequacy Purposes  Action Provisions:
                                Amount   Ratio    Amount    Ratio    Amount     Ratio
As of September 30, 1999:
Tangible capital
   (to Total Assets)           $ 88,522   6.37% $  20,837    1.50%
Core capital
   (to Total Assets)             88,522   6.37     55,567    4.00  $ 69,458      5.00%
Tier I capital
   (to Risk-based Assets)        88,522   9.55                       55,597      6.00
Risk-based capital
   (to Risk-based Assets)        97,543  10.53     74,129    8.00    92,661     10.00
As of September 30, 1998:
Tangible capital
  (to Total Assets)            $ 82,568   6.58% $  18,814    1.50%
Core capital
  (to Total Assets)              82,568   6.58     50,193    4.00  $ 62,713      5.00%
Tier I capital
  (to Risk-based Assets)         82,568   9.49                       52,223      6.00
Risk-based capital
  (to Risk-based Assets)         90,052  10.35     69,630    8.00    87,038     10.00

Peoples Federal:                                                        To Be Well
                                                                     Capitalized Under
                                                    For Capital      Prompt Corrective
                                    Actual       Adequacy Purposes  Action Provisions:
                                Amount   Ratio   Amount     Ratio    Amount     Ratio
As of September 30, 1999:
Tangible capital
  (to Total Assets)            $ 45,062  6.60% $  10,235     1.50%
Core capital
  (to Total Assets)              45,062  6.60     27,293     4.00  $ 34,116       5.00%
Tier I capital
  (to Risk-based Assets)         45,062 10.40                        26,002       6.00
Risk-based capital
  (to Risk-based Assets)         46,290 10.68     34,669     8.00    43,336      10.00

As of September 30, 1998:
Tangible capital
  (to Total Assets)            $ 41,378  7.10% $   8,738     1.50%
Core capital
  (to Total Assets)              41,378  7.10     23,312     4.00  $ 29,128       5.00%
Tier I capital
  (to Risk-based Assets)         41,378 11.40                        21,771       6.00
Risk-based capital
  (to Risk-based Assets)         42,332 11.67     29,028     8.00    36,285      10.00

     Under the framework, the Associations' capital levels allow the Associations to accept brokered deposits without prior approval from regulators.
     OTS capital distribution regulations specify the conditions relative to an institution's ability to pay dividends. The new regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval. The regulations state that an institution subject to more stringent restrictions may make a request through the OTS to be subject to the new regulations. The Company has received approval from the OTS to be subject to the requirements of the new regulations.
     The Company may not declare or pay a cash dividend on, or purchase, any of its common stock, if the effect thereof would cause the capital of the Associations to be reduced below the minimum regulatory capital requirements.
     Under Delaware law, the Company may declare and pay dividends on its common stock either out of its surplus, as defined under Delaware law, or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

18.  Fair Value of Financial Instruments

     The following table sets forth the fair value of the Company's financial instruments at September 30, 1999 and 1998:

                                                                    September 30,
                                                              1999                 1998
                                                      Carrying    Fair     Carrying    Fair
                                                        Value     Value      Value     Value
Financial instruments:
  Assets:
    Cash and cash equivalents                        $   60,151 $  60,151 $   40,392 $  40,392
    Investments held to maturity                            249       258      4,148     4,194
    Investments available for sale                        7,569     7,569     11,264    11,264
    Investment in capital stock of FHLB                  29,925    29,925     25,000    25,000
    Loans receivable, net                             1,735,608 1,736,355  1,550,567 1,573,792
    Loans held for sale                                   6,542     6,569     14,473    14,473
    Mortgage-backed securities held to maturity              28        31        444       452
    Mortgage-backed securities available for sale       181,217   181,217    148,186   148,186
  Liabilities:
    Deposits:
      Demand deposits, savings accounts and money
        market accounts                                 489,342   489,342    436,666   436,666
      Certificate accounts                              730,506   737,357    727,774   736,213
    Advances from FHLB                                  594,500   598,182    471,500   480,666
    Securities sold under agreements to repurchase       73,991    73,991     29,442    29,442
    Other short-term borrowings                           8,750     8,750      4,000     4,000
  Off-balance sheet items:
    Mortgage loan commitments                            21,748    21,671     35,238    35,401

     Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 1999, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities, loans held for sale and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.
     The fair value of performing loans, except single-family residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing single-family residential mortgage loans, fair value is derived from quoted market prices for securities backed by similar loans, adjusted for differences between the market for the securities and the loans being valued and an estimate of credit losses inherent in the portfolio.
     Under SFAS 107, the fair value of deposits with no stated maturity, such as regular savings accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS 107. The fair value of FHLB advances is estimated based on current rates for borrowings with similar terms. The fair value of securities sold under agreements to repurchase approximates the carrying value. The fair value of mortgage loan commitments is estimated based on current levels of interest rates versus the committed interest rates.
     Management uses its best judgment in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique. For example, liquid markets do not exist for many categories of loans held by the Company. By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.
     The information presented is based on pertinent information available to management as of September 30, 1999. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

19. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

     At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

                   Statements of Financial Condition

                                                                September 30,
                                                               1999       1998
Assets
Cash and cash equivalents                                   $      205 $      399
Investments                                                        843        893
Mortgage-backed securities available for sale, at fair value       510      1,053
Investment in subsidiaries                                     132,410    126,459
Other                                                            1,010        684
Total assets                                                $  134,978 $  129,488
Liabilities and Stockholders' Equity
Accrued expenses                                            $      347 $      325
Other borrowings                                                 8,750      4,000
Stockholders' equity                                           125,881    125,163
Total liabilities and stockholders' equity                  $  134,978 $  129,488

                       Statements of Operations
                                                     Year Ended September 30,
                                                    1999       1998       1997
Income
Equity in undistributed earnings of subsidiaries $    8,246 $    6,724 $    8,959
Dividend income                                      12,200     12,400      8,100
Interest income                                         145        795        765
Gain on sale of investments available for sale                      52         55
Total income                                         20,591     19,971     17,879
Expenses
Interest expense                                        449      1,727      1,853
Salaries and employee benefits                          855        922        753
Stockholder relations and other                         593      1,258        563
Total expense                                         1,897      3,907      3,169
Net income before tax                                18,694     16,064     14,710
Income tax benefit                                     (613)      (475)
Net income                                       $   19,307 $   16,539 $   14,710

                       Statements of Cash Flows
                                                                       Year Ended September 30,
                                                                       1999      1998      1997
Operating Activities
Net income                                                          $  19,307 $  16,539 $  14,710
Adjustments to reconcile net income to net cash provided by
   operating activities
   Equity in undistributed earnings of subsidiaries                    (8,246)   (6,724)   (8,959)
   Depreciation                                                            15        15         4
   Amortization                                                                      10       (23)
   (Increase) decrease in accrued income and deferred expenses           (341)      339       (39)
   Increase (decrease) in accrued expenses                                 35       (95)       59
Net cash provided by operating activities                              10,770    10,084     5,752
Investing Activities
Repayments on mortgage-backed securities                                  509       637       201
Purchase of mortgage-backed securities available for sale                                  (2,520)
Proceeds from sale of mortgage-backed securities available for sale                 816     2,984
Proceeds from sale of investments                                                 5,794
Proceeds from maturing investments available for  sale                            1,000     2,000
Net (purchase) redemption of mutual funds                                  50     1,755      (775)
Net purchase of equipment                                                                     (37)
Equity investment in subsidiary                                        (1,510)     (350)   (2,000)
Net cash provided by (used in) investing activities                      (951)    9,652      (147)
Financing Activities
Retirement of senior notes                                                      (19,763)
Net increase in other borrowings                                        4,750     4,000
Proceeds from exercise of stock options                                 1,381     1,409     1,148
Treasury stock purchased                                               (9,676)     (106)   (1,525)
Purchase of stock                                                                   (73)
Dividends paid                                                         (6,468)   (5,700)   (4,565)
Net cash used in financing activities                                 (10,013)  (20,233)   (4,942)
Net increase (decrease) in cash and cash equivalents                     (194)     (497)      663
Cash and cash equivalents at beginning of period                          399       896       233
Cash and cash equivalents at end of period                          $     205 $     399 $     896
Supplemental disclosures:
   Cash paid during the period for:
     Interest                                                       $     449 $   1,882 $   1,853
     Income taxes                                                        (150)    6,430     4,335
   Unrealized net gain (loss) on securities available for sale,
     net of income tax                                                    (21)        3        52

20.  Dividend Reinvestment and Direct Purchase Plan

     The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 1999, 1,285,688 shares had been purchased and remain in the plan.

21.  Quarterly Results (Unaudited):

     Summarized below are selected financial data regarding results of operations for the periods indicated:

                                               First     Second     Third      Fourth
                                              Quarter   Quarter    Quarter    Quarter     Year
1999
Total interest income                        $   34,414  $ 34,142 $   35,637 $   36,639 $140,832
Net interest income                              14,648    14,695     15,548     15,547   60,438
Provision for loan losses                           660       585        760        760    2,765
Income before income taxes                        7,168     7,126      7,600      7,813   29,707
Net income                                        4,659     4,633      4,941      5,074   19,307
Earnings per common share:
   Basic                                     $     0.34  $   0.34 $     0.37 $     0.38 $   1.44
   Diluted                                         0.33      0.34       0.36       0.37     1.40
1998
Total interest income                        $   33,628  $ 33,831 $   34,413 $   34,473 $136,345
Net interest income                              13,333    13,459     13,844     14,020   54,656
Provision for loan losses                           605       600        600        600    2,405
Income before income taxes                        6,146     6,505      6,072      6,727   25,450
Net income before extraordinary loss              3,872     4,101      4,203      4,703   16,879
Extraordinary loss on extinguishment of debt                                        340      340
Net income                                        3,872     4,101      4,203      4,363   16,539
Earnings per common share:
   Income before extraordinary loss
     Basic                                   $     0.29  $   0.30 $     0.31 $     0.34 $   1.24
     Diluted                                       0.28      0.29       0.30       0.33     1.20
   Net income
     Basic                                         0.29      0.30       0.31       0.32     1.22
     Diluted                                       0.28      0.29       0.30       0.31     1.17


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the section captioned "Proposal I--Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Associations. The individuals listed below are executive officers of the Company and the Associations, as indicated.



          Name         Age (1)                      Position
A. Thomas Hood            53   President and Chief Executive Officer of the
                                 Company and President and Chief Executive
                                 Officer of First Federal

John L. Ott, Jr.          51   Senior Vice President of the Company and
                                 Senior Vice President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.   52   Senior Vice President of the Company and
                                 Senior Vice President/Lending Division of
                                 First Federal

George N. Magrath, Jr.    46   President and Chief Executive Officer of
                                 Peoples Federal

Susan E. Baham            49   Senior Vice President and Chief Financial
                                 Officer of the Company and First Federal
(1)  At September 30, 1999.

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

     George N. Magrath, Jr. became the President and Chief Executive Officer of Peoples Federal in 1993. Previously, Mr. Magrath was the Executive Vice President of Peoples Federal and was responsible for general operations of Peoples Federal. Prior to serving as Executive Vice President, Mr. Magrath served as Senior Vice President, Lending.

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


ITEM 11.  EXECUTIVE COMPENSATION

   The information contained under the Section captioned "Proposal I -
- Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Section captioned "Proposal I--Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

1.   Consolidated Financial Statements and Report of Independent
     Auditors - see Item 8 for reference.

   All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2.   Exhibits
   (3.1)Certificate of Incorporation, as amended, of Registrant (1) (3.2)Bylaws, as amended, of Registrant (2)
   (3.4)Amendment to Certificate of Incorporation(3)
   (3.6)Amendment to Registrant s Bylaws
     (4)Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (4)
  (10.1)Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan
        Association of Charleston and Peoples Federal Savings and
        Loan Association of Conway (4)
  (10.3)Employment Agreement with A. Thomas Hood, as amended (5) (10.4)Employment Agreement with Charles F. Baarcke, Jr. (6) (10.5)Employment Agreement with John L. Ott, Jr. (6)
  (10.6)1990 Stock Option and Incentive Plan (7)
  (10.7)1994 Outside Directors Stock Options-for-Fees Plan (8)
  (10.8)1994 Employee Stock Purchase Plan (8)
  (10.9)1996 Performance Equity Plan for Non-Employee Directors (9) (10.10)Employment Agreement with Susan E. Baham (5)
 (10.11)1997 Stock Option and Incentive Plan (10)
 (10.12)Investors Savings Bank of South Carolina, Inc. Incentive
        Stock Option Plan (11)
 (10.13)Borrowing Agreement with Bankers Bank (12)
    (22)Subsidiaries of the Registrant
    (23)Consent of Independent Auditors
    (27)Financial Data Schedule
   (1)Incorporated by reference to Exhibit 3 to the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
   (2)Incorporated by reference to Exhibit 3 to the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
   (3)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
   (4)Incorporated by reference to the Registrant's Registration
      Statement on Form S-8 File No. 33-55067.
   (5)Incorporated by reference to the Registrant s Annual Report on Form 10-K for the year ended September 30, 1996.
   (6)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
   (7)Incorporated by reference to the Registrant's Registration
      Statement on Form S-8 File No. 33-57855.
   (8)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
   (9)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
  (10)Incorporated by reference to the Registrant s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
  (11)Incorporated by reference to the Registrant's Registration
      Statement on Form S-8 File No. 333-45033.
  (12)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


3.      Reports on Form 8-K

     No current reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                  SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST FINANCIAL HOLDINGS, INC.

Date:      December 23, 1999                By:  /s/ A. Thomas Hood
                                           A. Thomas Hood
                                           President and Chief Executive
                                           Officer
                                           (Duly Authorized Representative)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ A. Thomas Hood               By:  /s/ D. Van Smith
     A. Thomas Hood                        D. Van Smith
     Director (Principal Executive         Director
     Officer)

Date:December 23, 1999                Date:December 23, 1999

By:  /s/ Susan E. Baham               By:  /s/ Gary C. Banks, Jr.
     Susan E. Baham                        Gary C. Banks, Jr.
     Senior Vice President                 Director
     (Principal Financial Officer)

Date:December 23, 1999                Date:December 23, 1999

By:  /s/Paula Harper Bethea           By:  /s/ Paul G. Campbell, Jr.
     Paula Harper Bethea                   Paul G. Campbell, Jr.
     Director                              Director

Date:December 23, 1999                Date:December 23, 1999

By:  /s/ A. L. Hutchinson, Jr.        By:  /s/ Thomas J. Johnson
     A. L. Hutchinson, Jr.                 Thomas J. Johnson
     Director                              Director

Date:December 23, 1999                Date:December 23, 1999

By:  /s/ James C. Murray              By:  /s/ D. Kent Sharples
     James C. Murray                       D. Kent Sharples
     Director                              Director

Date:December 23, 1999                Date:December 23, 1999