Form 10-Q
period 1999-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-02-14
CIK 787075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly period ended December 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ____________ to ____________


                       Commission File Number:  0-17122


                         FIRST FINANCIAL HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                                             57-0866076
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                              No.)

34 Broad Street, Charleston, South Carolina                               29401
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (843) 529-5933


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

                   Class                           Outstanding Shares at
                Common Stock                         January 31, 2000

               $.01 Par Value                           13,367,203

                        FIRST FINANCIAL HOLDINGS, INC.


                                     INDEX


 PART I - FINANCIAL INFORMATION                                    PAGE NO.


    Consolidated Statements of Financial Condition                       1
       at December 31, 1999 and September 30, 1999

    Consolidated Statements of Income for the Three                      2
       Months Ended December 31, 1999 and 1998


    Consolidated Statements of Cash Flows for the                        4
       Three Months Ended December 31, 1999 and 1998

    Notes to Consolidated Financial Statements                         5-6


    Management's Discussion and Analysis of Results                   7-15
       of Operations and Financial Condition

 PART II - OTHER INFORMATION                                         16-17



 SIGNATURES                                                             18

                              SCHEDULES OMITTED


 All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

                                FIRST FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31,     September 30,
                                                                 1999              1999
                                                             (Dollar amounts in thousands)
                                                             (Unaudited)
ASSETS
Cash and cash equivalents                                 $         73,743  $          60,151
Investment securities held to maturity (fair
   value of $256 and $258)                                             249                249
Investment securities available for sale, at
   fair value                                                        6,209              7,569
Investment in capital stock of Federal Home Loan
   Bank, at cost                                                    34,025             29,925
Loans receivable, net                                            1,804,416          1,735,608
Loans held for sale                                                  3,584              6,542
Mortgage-backed securities available for sale,
   at fair value                                                   170,785            181,217
Mortgage-backed securities held to maturity
   (fair value of $28 and $31)                                          25                 28
Accrued interest receivable                                         11,576             11,495
Office properties and equipment, net                                23,808             21,969
Real estate and other assets acquired in
   settlement of loans                                               6,139              5,685
Other assets                                                        22,367             10,314
Total assets                                              $      2,156,926  $       2,070,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposit accounts                                       $      1,236,069  $       1,219,848
   Advances from Federal Home Loan Bank                            672,500            594,500
   Securities sold under agreements to repurchase                   73,943             73,991
   Other short-term borrowings                                       8,750              8,750
   Advances by borrowers for taxes and insurance                     2,129              6,945
   Outstanding checks                                                1,522             11,509
   Accounts payable and other liabilities                           20,421             29,328
Total liabilities                                         $      2,029,034  $       1,944,871

Stockholders' equity:
   Serial preferred stock, authorized 3,000,000
      shares--none issued
   Common stock, $.01 par value, authorized
       24,000,000 shares, issued 15,244,809 and 15,234,462
       shares at December 31, 1999
       and September 30, 1999, respectively                            153                152
   Additional paid-in capital                                       31,802             31,687
   Retained income, substantially restricted                       115,811            112,914
   Accumulated other comprehensive loss                             (2,633)            (1,631)
   Treasury stock at cost, 1,881,449
       shares at December 31, 1999 and September 30, 1999          (17,241)           (17,241)

Total stockholders' equity                                         127,892            125,881
Total liabilities and stockholders' equity                $      2,156,926  $       2,070,752
The accompanying notes are an integral part of the statements.

                                FIRST FINANCIAL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                                                   Three Months Ended
                                                                      December 31,
                                                                 1999              1998
                                                             (Dollar amounts in thousands,
                                                               except per share amounts)
                                                                      (Unaudited)
INTEREST INCOME
   Interest on loans and mortgage-backed                  $      37,029     $       33,506
      securities
   Interest and dividends on investment                             741                693
      securities
   Other                                                            227                215
Total interest income                                            37,997             34,414
INTEREST EXPENSE
   Interest on deposits                                          12,433             12,621
   Interest on borrowed money                                     9,947              7,145
Total interest expense                                           22,380             19,766
NET INTEREST INCOME                                              15,617             14,648
Provision for loan losses                                           840                660
Net interest income after provision for loan                     14,777             13,988
   losses
OTHER INCOME
   Net gain on sale of loans                                         41                329
   Gain on investment and mortgage-backed                                               18
      securities
   Loan servicing fees                                              331                312
   Service charges and fees on deposit accounts                   1,912              1,640
   Real estate operations, net                                       44                  5
   Other                                                          1,783              1,259
Total other income                                                4,111              3,563
NON-INTEREST EXPENSE
   Salaries and employee benefits                                 7,008              6,169
   Occupancy costs                                                  906                763
   Marketing                                                        339                334
   Depreciation, amortization, rental and                           874                761
      maintenance of equipment
   FDIC insurance premiums                                          203                169
   Other                                                          2,278              2,187
Total non-interest expense                                       11,608             10,383
Income before income taxes                                        7,280              7,168
Income tax expense                                                2,513              2,509
NET INCOME                                                $       4,767     $        4,659
NET INCOME PER COMMON SHARE                               $        0.36     $         0.34
NET INCOME PER COMMON SHARE DILUTED                       $        0.35     $         0.33
The accompanying notes are an integral part of the statements.

                                FIRST FINANCIAL HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                      December 31,
                                                                 1999              1998
                                                             (Dollar amounts in thousands)
                                                                      (Unaudited)
OPERATING ACTIVITIES
Net income                                                $          4,767  $           4,659
Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                                       650                558
    Gain on sale of investments and mortgage-                                             (18)
       backed securities, net
    Gain on sale of real estate owned, net                             (21)               (23)
    Amortization of unearned discounts/premiums                        (64)               (26)
       on investments, net
    Increase (decrease) in deferred loan fees and                      205               (195)
       discounts
    Increase in receivables and prepaid expenses                   (12,134)              (151)
    Provision for loan losses                                          840                660
    Proceeds from sales of loans held for sale                      13,834             62,789
    Origination of loans held for sale                             (10,876)           (72,096)
    Increase (decrease) in accounts payable and                     (9,370)               462
       other liabilities
Net cash used in operating activities                      $       (12,169) $          (3,381)

INVESTING ACTIVITIES
Proceeds from maturity of investments                     $          1,500  $           4,484
Net purchase of investments available for sale                                         (3,307)
Purchase of FHLB stock                                              (4,100)              (625)
(Increase) decrease in loans, net                                  (70,432)             4,021
Repayments on mortgage-backed securities                             8,717             19,945
Purchase of mortgage-backed securities available                                      (52,212)
   for sale
Proceeds from the sales of real estate owned                           146                180
Net purchase of office properties and equipment                     (2,489)            (2,763)
Net cash used in investing activities                     $        (66,658) $         (30,277)

FINANCING ACTIVITIES
Net increase in deposit accounts                          $         16,221  $          25,921
Net proceeds of FHLB advances                                       78,000             31,000
Decrease in securities sold under agreements to                        (48)            (3,374)
   repurchase
Increase in other borrowed money                                                        2,000
Proceeds from sale of common stock                                     116                338
Dividends paid                                                      (1,870)            (1,639)
Treasury stock purchased                                                               (4,177)
Net cash provided by financing activities                           92,419             50,069
Net increase in cash and cash equivalents                           13,592             16,411
Cash and cash equivalents at beginning of period                    60,151             40,392
Cash and cash equivalents at end of period                $         73,743  $          56,803
Supplemental disclosures:
    Cash paid (received) during the period for:
    Interest                                              $         28,554  $          26,753
    Income taxes                                                    (1,016)            (4,850)
    Loans foreclosed                                                   491                359
    Loans securitized into mortgage-backed                             -                  -
       securities
    Unrealized net gain loss on securities                          (1,002)            (1,278)
       available for sale, net of income tax
The accompanying notes are an integral part of the statements.

                         FIRST FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

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

   The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 1999 amounts have been reclassified to conform with the statement presentations for fiscal 2000.

   The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B. EARNINGS PER SHARE

   Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                     Quarter Ended December 31,
                                                         1999         1998
Weighted average number of common shares used
   in basic EPS                                         13,355,663   13,621,634
Effect of dilutive stock options                           270,824      408,152
Weighted average number of common shares and dilutive
   potential common shares used in diluted EPS          13,626,487   14,029,786


C. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the three months ended December 31, 1999 and 1998 amounted to $3,765,000 and $3,381,000, respectively.

   The Corporation's "other comprehensive income" for the three months ended December 31, 1999 and 1998 and "accumulated other comprehensive income" as of December 31, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

   Other comprehensive income for the three months ended December 31, 1999 and 1998 follows (in thousands):

                                                         Three Months Ended
                                                            December 31,
                                                          1999        1998
Unrealized holding losses arising during                 (1,002)     (1,278)
   period
Less reclassification adjustment for gains               --          --
   included in net income
Net unrealized losses on securities                      (1,002)     (1,278)

D. NATURE OF OPERATIONS

   First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina.
The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer trust and insurance services through subsidiaries. The Company has a total of 39 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and a loan origination office in coastal Brunswick County, North Carolina.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Net income for the quarter ended December 31, 1999 improved 2.3% to $4.8 million from net income of $4.7 million in the comparable quarter in 1998.
Basic earnings per common share increased to $.36 for the current quarter compared to $.34 in the December 1998 quarter. On a diluted basis, earnings per common share increased to $.35 from $.33 in the comparable period.

BALANCE SHEET ANALYSIS

   Consolidated assets of the Company totaled approximately $2.2 billion at December 31, 1999. During the quarter ended December 31, 1999 assets increased $86.2 million, or 16.6% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

   Cash and cash equivalents increased $13.6 million, or approximately 22.6% during the quarter. Cash balances were maintained at higher than historical levels by the banking subsidiaries as a contingency in preparation for any Year 2000-related customer withdrawals. The Company s investments and mortgage-backed securities declined by $7.7 million during the quarter primarily from maturities of investments and from repayments of mortgage-backed securities.

Loans Receivable

   Loans receivable, including loans held for sale, totaled $1.8 billion at December 31, 1999, increasing $65.9 million from September 30, 1999. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $92.0 million (net of refinances) in mortgage loans, $43.5 million in consumer loans and $20.0 million in commercial business loans during the three months ending December 31, 1999. The Company also originated or purchased $5.6 million in loans through its regional correspondent originators. Growth in net loans receivable approximated 15.1% on an annualized basis during the quarter. Due to higher market interest rates, the Company originated more portfolio loans and less agency-qualifying fixed-rate loans which are generally sold into the secondary market.

   The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

                                 December 31,     September 30,    December 31,
                                     1999              1999            1998
Residential (1-4 family)       $     1,328,208  $     1,296,523  $    1,158,911
Other residential                       46,051           46,254          39,058
Land and lots                           85,949           87,367          85,709
Commercial real estate                 123,972          123,121         126,766
Consumer                               239,374          217,115         178,779
Commercial business                     49,440           42,721          34,343
Total gross loans              $     1,872,994  $     1,813,101  $    1,623,566


   Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $67.5 million at December 31, 1999. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $198.1 million as of December 31, 1999.

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

Asset Quality

   The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

                                    December 31,    September 30,   December 31,
                                        1999            1999           1998
Non-accrual loans                  $      5,010   $       4,466   $     2,784
Loans 90 days or more
   delinquent (1)                            20              20            45
Renegotiated loans                        2,721           2,724         4,368
Real estate and other assets
   acquired in settlement of loans        6,139           5,685         6,071
Total                              $     13,890   $      12,895   $    13,268
As a percent of net loans and              0.77%           0.74%         0.84%
   real estate owned
As a percent of total assets               0.64%           0.62%         0.70%
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

   Following is a summary of the reserve for loan losses for the quarter ended December 31, 1999 and December 31, 1998 (amounts in thousands):

                                                           1999      1998
Balance at beginning of year                           $   14,570 $   12,781
Provision charged to operations                               840        660
Recoveries of loans previously charged-off                    150         59
Loan losses charged to reserves                              (774)      (249)
Balance at end of period                               $   14,786 $   13,251

   Net charge-offs totaled $624 thousand in the current quarter compared to $190 thousand in the comparable quarter in fiscal 1999. Consumer net charge-offs increased to $519 thousand compared with $208 thousand in the prior period, principally as a result of higher charge-offs from manufactured housing loans.

   The Company's impaired loans totaled $5.0 million at December 31, 1999, $4.5 million at September 30, 1999 and $3.0 million at December 31, 1998.

Deposits and Borrowings

   First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

                                      December 31, 1999      September 30, 1999       December 31, 1998
                                                  % of                    % of                    % of
                                     Balance      Total      Balance      Total      Balance      Total
Checking accounts                 $    200,557    16.22%  $    184,652    15.14%  $    184,899    15.53%
Passbook, statement and                119,128     9.64        124,362    10.19        119,219    10.01
   other accounts
Money market account                   176,719    14.30        180,328    14.78        162,189    13.63
Certificate accounts                   739,665    59.84        730,506    59.89        724,054    60.83
    Total deposits                $  1,236,069   100.00%  $  1,219,848   100.00%  $  1,190,361   100.00%

   Deposits increased $16.2 million during the quarter ended December 31, 1999, principally as a result of growth in checking accounts and certificates of deposit. A substantial portion of the growth in assets during the quarter was funded through increases in Federal Home Loan Bank of Atlanta advances, which increased $78.0 million during the quarter ended December 31, 1999.

Stockholders' Equity

   Stockholders' equity increased $2.0 million during the first quarter of fiscal 2000 to total $127.9 million at December 31, 1999. The Company's capital ratio, total capital to total assets, was 5.93% at December 31, 1999, compared to 6.08% at September 30, 1999. During the quarter, the Company increased its dividend to stockholders to $.14 compared with $.12 per share in the first quarter of fiscal 1999.

Regulatory Capital

   Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 1999, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

   The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 1999:

                                                       First Federal       Peoples Federal
                                                                                      Percent
                                                                Percent                 of
                                                     Amount    of Assets    Amount    Assets
                                                            (Amounts in thousands)
Tangible capital                                  $    91,128      6.29% $    46,123   6.46%
Tangible capital requirement                           21,722      1.50       10,717   1.50
Excess                                            $    69,406      4.79% $    35,406   4.96%

Core capital                                      $    91,128      6.29% $    46,123   6.46%
Core capital requirement                               57,925      4.00       28,578   4.00
Excess                                            $    33,203      2.29% $    17,545   2.46%

Risk-based capital(a)                             $   100,126     10.35% $    47,589  10.53%
Minimum risk-based capital requirement(a)              77,359      8.00       36,150   8.00
Excess(a)                                         $    22,767      2.35% $    11,439   2.53%
   (a)  Based on total risk-weighted assets.

   For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1999.


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

   The Associations' primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

   During the current quarter the Company experienced a net cash outflow from investing activities of $66.7 million, consisting principally of loans originated and purchased for investment,, which were partially offset by maturities of investment and mortgage-backed securities. Included in investing activities was $2.5 million in net purchases of office properties and equipment. The Company had two branch offices in Hilton Head, South Carolina, under construction during the quarter and also made additional investments in potential branch sites. The Company experienced cash outflows of $12.2 million from operating activities and cash inflows of $92.4 million from financing activities. Financing activities consisted principally of $78.0 million in FHLB advances and $16.2 million in increased deposit account balances.

Parent Company Liquidity

   As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its future funding needs include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of December 31, 1999, First Financial had cash reserves and existing marketable securities of $1.8 million compared with $1.6 million at September 30, 1999.

   First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 1999.

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

   The following table is a summary of First Financial's one year gap at December 31, 1999 (amounts in thousands):

                                                               December 31,
                                                                   1999
Interest-earning assets maturing or repricing                $      736,190
   within one year
Interest-bearing liabilities maturing or repricing                1,417,553
   within one year
Cumulative gap                                               $     (681,363)
Gap as a percent of total assets                                     (31.59)%

   The Company's one year gap as a percent of total assets changed from (31.25)% to (31.59)% during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

   A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING December 31, 1999 AND 1998

Net Interest Income

   First Financial's net interest income for the three months ending December 31, 1999 was $15.6 million compared with $14.6 million for the comparable quarter in fiscal 1999. The gross interest margin declined from 3.04% in the prior quarter to 2.91% in the current quarter. The net yield on earning assets
also declined to 3.10% from 3.27% in the prior quarter.   Beginning in June of
1999, the Federal Reserve Open Market Committee has raised short-term interest rates in four stages totaling one hundred basis points. Because of the short-term nature of the Company s liability funding, the average cost of interest-bearing liabilities remained relatively flat when comparing the two periods, after declining in certain intervening quarters. The average yield on interest-earning assets declined from 7.67% in the quarter ended December 31, 1998 to 7.53% in the current quarter, indicating the Company's lag in repricing of interest-earning assets compared to the repricing of interest-earning liabilities. During the quarter ended December 31, 1999, the Company also maintained higher average cash balances as a Year 2000 contingency.

   The following table summarizes rates, yields and average earning asset and interest-bearing liability balances for the respective quarters (amounts in thousands):

                                                           Quarter Ended December 31,
                                                           1999                  1998
                                                    Average    Average    Average     Average
                                                    Balance     Yield/    Balance      Yield/
                                                                 Rate                   Rate
Loans and mortgage-backed securities             $   1,963,043   7.55% $   1,735,791    7.72%
Investments and other interest-earning
   assets                                               55,055   6.96         58,050    6.21
Total interest-earning assets                    $   2,018,098   7.53% $   1,793,841    7.67%

Deposits                                         $   1,228,077   4.02% $   1,176,605    4.25%
Borrowings                                             693,749   5.69        516,029    5.51
Total interest-bearing liabilities               $   1,921,826   4.62% $   1,692,634    4.63%
Gross interest margin                                            2.91%                  3.04%
Net interest margin                                              3.10%                  3.27%

   The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

                                                               Quarter Ended December 31
                                                                   1999 versus 1998
                                                             Volume      Rate       Total
Interest income:
    Loans and mortgage-backed securities                  $   4,289   $    (766)  $   3,523
    Investments and other interest-earning assets               (48)        108          60
Total interest income                                     $   4,241   $    (658)  $   3,583
Interest expense:
    Deposits                                              $     526   $    (714)  $    (188)
    Borrowings                                                2,559         243       2,802
Total interest expense                                        3,085        (471)      2,614
Net interest income                                       $   1,156   $    (187)  $     969

   Average balances of interest-earning assets increased $224.3 million, or 12.5%, in the December 1999 quarter compared with the December 1998 quarter, contributing to a $1.2 million increase in net interest income due to changes in volume. A decline in the Company's net interest margin from 3.27% in the December 1998 quarter to 3.10% in the December 1999 quarter reduced net interest income by approximately $187 thousand. There can be no assurance that the Company's net margin will not decline based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

   During the current quarter, First Financial's provision for loan losses totaled $840 thousand, compared to $660 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $624 thousand compared with $190 thousand in the comparable quarter in fiscal 1999. The increase in charge-offs in the December 1999 quarter was principally attributable to higher consumer loan losses. Total loan loss reserves as of December 31, 1999 were $14.8 million, or .82% of the total net loan portfolio compared with $13.3 million, or .84% of the total net loan portfolio at December 31, 1998.

Other Income/Non-Interest Expenses
   Other income increased $548 thousand, or 15.4%, in the December 1999 quarter compared to the December 31, 1998 quarter. Proceeds from the sales of loans held for sale totaled $13.8 million in the December 1999 quarter, resulting in gains of $41 thousand on sales. Loan sales of $62.8 million in the comparable quarter in fiscal 1999 resulted in gains of $329 thousand. Fees on deposit accounts improved by 16.6% to $1.9 million in the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998. Brokerage and insurance fees improved $277 thousand, or approximately 48%, during the current quarter compared to the comparable quarter ended December 31, 1998.

   Non-interest expense increased $1.2 million, or 11.8%, during the current
quarter.   Included in the increase in the current quarter is higher personnel costs which increased $839 thousand and higher occupancy and equipment expenses which increased $143 thousand and $113 thousand, respectively, in the current period. The increase in personnel costs was principally due to expansion of customer services, the staffing of two additional retail offices, and increased staffing and overtime costs related to Year 2000 initiatives.

Income Tax Expense

   During the first quarter of fiscal 2000 and 1999 the Company's effective tax rate approximated 35%. The actual tax provision was $2.5 million in both periods.

Year 2000 Readiness Disclosure

   The Company continues to monitor its performance in relationship to its comprehensive project concerning the impact of the Year 2000. "Year 2000 Readiness" is the ability of the Company's internal computer systems (hardware, software and embedded microchips) to process data involving dates or portions of dates before, during and after January 1, 2000, including leap year calculations, without malfunction. A comprehensive discussion of the Company's Year 2000 project is included in the Company s Annual Report on Form 10-K for the year ended September 30, 1999. Year 2000 compliance is critical to the Company's results of operations and financial condition.

   The Company is pleased to report that its hardware and software systems and those of its critical vendors performed as expected over the end of the year and have continued to process well in Year 2000. There are additional critical dates associated with the Year 2000 project including the following: February 29, 2000; March 31, 2000; December 31, 2000; and January 1, 2001. The Company will continue to test its automated systems and confirm critical vendor performance as these dates approach.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES
   For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 1999.

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

   As of December 31, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999.

Item 4 - Submission of Matters to a Vote of Security Holders
   At the 2000 First Financial Annual Meeting of Shareholders held January 26, 2000, there were 11,103,823 shares present in person or in proxy of the 13,355,789 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors.  The shareholders elected A. Thomas Hood and
A. L. Hutchinson, Jr. as directors of the Company for three year terms ending in 2003. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

                                                    For         Withheld
       A. Thomas Hood.                             11,001,529      102,294
       A. L. Hutchinson, Jr.                       11,001,791      102,032

   The continuing directors for the Company are: Gary C. Banks, Jr., Paula Harper Bethea and Paul G. Campbell, Jr., Thomas J. Johnson, James C. Murray, D. Kent Sharples and D. Van Smith.

Proposal II   Ratification of the amendment to the 1994 Employee Stock Purchase
Plan extending the termination date to July 27, 2004, as adopted by the Board of Directors on May 27, 1999. The shareholders approved the ratification of the amendment with the totals votes as follows:

    For                         10,804,263

    Withheld                       299,560

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
    (3.1) Certificate of Incorporation, as amended, of Registrant (1)
    (3.2) Bylaws, as amended, of Registrant (2)
    (3.4) Amendment to Registrant's Certificate of Incorporation (3)
    (3.6) Amendment to Registrant s Bylaws (4)
      (4) Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
   (10.1) Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of
          Charleston and Peoples Federal Savings and Loan Association of
          Conway (5)
   (10.3) Employment Agreement with A. Thomas Hood, as amended (6)
   (10.4) Employment Agreement with Charles F. Baarcke, Jr. (7)
   (10.5) Employment Agreement with John L. Ott, Jr. (7)
   (10.6) 1990 Stock Option and Incentive Plan (8)
   (10.7) 1994 Outside Directors Stock Options-for-Fees Plan (9)
   (10.8) 1994 Employee Stock Purchase Plan (9)
   (10.9) 1996 Performance Equity Plan for Non-Employee Directors (10)
  (10.10) Employment Agreement with Susan E. Baham (6)
  (10.11) 1997 Stock Option and Incentive Plan (11)
  (10.12) Investors Savings Bank of South Carolina, Inc. Incentive Stock
          Option Plan (12)
  (10.13) Borrowing Agreement with Bankers Bank (13)
  (10.14) Amendment to the 1994 Employee Stock Purchase Plan (14)
     (22) Subsidiaries of the Registrant (4)
     (27) Financial Data Schedule

       (1)Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
       (2)Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
       (3)Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
       (4)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999
       (5)Incorporated by reference to the Registrant's Registration
          Statement on Form S-8 File No. 33-55067.
       (6)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
       (7)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
       (8)Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
       (9)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
      (10)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
      (11)Incorporated by reference to the Registrant's Preliminary Proxy
          Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
      (12)Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
      (13)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
      (14)Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 26, 2000.

Reports on Form 8-K


     None

                        FIRST FINANCIAL HOLDINGS, INC.


                                  SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 First Financial Holdings, Inc.


Date: February 14, 2000          By:   /s/ Susan E. Baham
                                 Susan E. Baham
                                 Senior Vice President and
                                 Chief Financial Officer