Form 10-Q/A
period 1999-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-02-17
CIK 787075

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

                                FIRST FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31,     September 30,
                                                                 1999              1999
                                                             (Dollar amounts in thousands)
                                                             (Unaudited)
ASSETS
Cash and cash equivalents                                 $         73,743  $          60,151
Investment securities held to maturity (fair
   value of $256 and $258)                                             249                249
Investment securities available for sale, at
   fair value                                                        6,209              7,569
Investment in capital stock of Federal Home Loan
   Bank, at cost                                                    34,025             29,925
Loans receivable, net                                            1,804,416          1,735,608
Loans held for sale                                                  3,584              6,542
Mortgage-backed securities available for sale,
   at fair value                                                   170,785            181,217
Mortgage-backed securities held to maturity
   (fair value of $28 and $31)                                          25                 28
Accrued interest receivable                                         11,576             11,495
Office properties and equipment, net                                23,808             21,969
Real estate and other assets acquired in
   settlement of loans                                               6,139              5,685
Other assets                                                        22,367             10,314
Total assets                                              $      2,156,926  $       2,070,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposit accounts                                       $      1,236,069  $       1,219,848
   Advances from Federal Home Loan Bank                            672,500            594,500
   Securities sold under agreements to repurchase                   73,943             73,991
   Other short-term borrowings                                       8,750              8,750
   Advances by borrowers for taxes and insurance                     2,129              6,945
   Outstanding checks                                               15,222             11,509
   Accounts payable and other liabilities                           20,421             29,328
Total liabilities                                         $      2,029,034  $       1,944,871

Stockholders' equity:
   Serial preferred stock, authorized 3,000,000
      shares--none issued
   Common stock, $.01 par value, authorized
       24,000,000 shares, issued 15,244,809 and 15,234,462
       shares at December 31, 1999
       and September 30, 1999, respectively                            153                152
   Additional paid-in capital                                       31,802             31,687
   Retained income, substantially restricted                       115,811            112,914
   Accumulated other comprehensive loss                             (2,633)            (1,631)
   Treasury stock at cost, 1,881,449
       shares at December 31, 1999 and September 30, 1999          (17,241)           (17,241)

Total stockholders' equity                                         127,892            125,881
Total liabilities and stockholders' equity                $      2,156,926  $       2,070,752
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