Form 10-Q
period 2000-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-05-15
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-17122

FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-0866076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(843) 529-5933

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

Class	Outstanding Shares at
Common Stock	April 30, 2000

$.01 Par Value	13,346,911

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at March 31, 2000 and September 30, 1999

Consolidated Statements of Income for the Three	2
Months Ended March 31, 2000 and 1999

Consolidated Statements of Income for the Six	3
Months Ended March 31, 2000 and 1999

Consolidated Statements of Cash Flows for the	4
Six months Ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements	5-6

Management's Discussion and Analysis of Results	7-17
of Operations and Financial Condition

PART II - OTHER INFORMATION	18-20

SIGNATURES	21

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2000	1999
	(Dollar amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 66,045	$ 60,151
Investment securities held to maturity (fair value of $257 and $258)	249	249
Investment securities available for sale, at fair value	5,418	7,569
Investment in capital stock of Federal Home Loan Bank, at cost	35,925	29,925
Loans receivable, net of allowance of $15,175 and $14,570	1,860,409	1,735,608
Loans held for sale	3,278	6,542
Mortgage-backed securities available for sale, at fair value	164,419	181,217
Mortgage-backed securities held to maturity (fair value of $26 and $31)	24	28
Accrued interest receivable	12,209	11,495
Office properties and equipment, net	25,938	21,969
Real estate and other assets acquired in settlement of loans	6,123	5,685
Other assets	10,099	10,314
Total assets	$ 2,190,136	$ 2,070,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,229,097	$ 1,219,848
Advances from Federal Home Loan Bank	718,500	594,500
Securities sold under agreements to repurchase	60,013	73,991
Other short-term borrowings	8,750	8,750
Advances by borrowers for taxes and insurance	3,998	6,945
Outstanding checks	15,023	11,509
Accounts payable and other liabilities	24,561	29,328
Total liabilities	2,059,942	1,944,871

Stockholders' equity:
Serial perferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,268,501 and 15,234,462 shares at March 31,
2000 and September 30, 1999, respectively	153	152
Additional paid-in capital	32,127	31,687
Retained income, substantially restricted	118,864	112,914
Accumulated other comprehensive loss	(2,970)	(1,631)
Treasury stock at cost, 1,931,449 and 1,881,449 shares at
March 31, 2000 and September 30, 1999, respectively	(17,980)	(17,241)
Total stockholders' equity	130,194	125,881
Total liabilities and stockholders' equity	$ 2,190,136	$ 2,070,752
The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2000	1999
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 38,428	$ 33,285
Interest and dividends on investments	765	698
Other	216	159
Total interest income	39,409	34,142
INTEREST EXPENSE
Interest on deposits	12,452	12,141
Interest on borrowed money	11,208	7,306
Total interest expense	23,660	19,447
NET INTEREST INCOME	15,749	14,695
Provision for loan losses	690	585
Net interest income after provision for loan losses	15,059	14,110
OTHER INCOME
Net gain on sale of loans	27	652
Loan servicing fees	316	294
Service charges and fees on deposit accounts	1,801	1,536
Real estate operations, net	40
Other	2,093	1,450
Total other income	4,277	3,932
NON-INTEREST EXPENSE
Salaries and employee benefits	6,938	6,371
Occupancy costs	862	791
Marketing	398	332
Depreciation, amortization, rental and maintenance of equipment	952	844
FDIC insurance premiums	74	194
Other	2,478	2,384
Total non-interest expense	11,702	10,916
Income before income taxes	7,634	7,126
Income tax expense	2,709	2,493
NET INCOME	$ 4,925	$ 4,633
NET INCOME PER COMMON SHARE	$ 0.37	$ 0.34
NET INCOME PER COMMON SHARE DILUTED	$ 0.36	$ 0.34
The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2000	1999
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 75,457	$ 66,791
Interest and dividends on investments	1,506	1,391
Other	443	374
Total interest income	77,406	68,556
INTEREST EXPENSE
Interest on deposits	24,885	24,762
Interest on borrowed money	21,155	14,451
Total interest expense	46,040	39,213
NET INTEREST INCOME	31,366	29,343
Provision for loan losses	1,530	1,245
Net interest income after provision for loan losses	29,836	28,098
OTHER INCOME
Net gain on sale of loans	68	981
Net gain on sale of investment and mortgage-backed securities		18
Loan servicing fees	647	606
Service charges and fees on deposit accounts	3,713	3,176
Real estate operations, net	84	5
Other	3,876	2,709
Total other income	8,388	7,495
NON-INTEREST EXPENSE
Salaries and employee benefits	13,946	12,540
Occupancy costs	1,768	1,554
Marketing	737	666
Depreciation, amortization, rental and maintenance of equipment	1,826	1,605
FDIC insurance premiums	277	363
Other	4,756	4,571
Total non-interest expense	23,310	21,299
Income before income taxes	14,914	14,294
Income tax expense	5,222	5,002
NET INCOME	$ 9,692	$ 9,292
NET INCOME PER COMMON SHARE	$ 0.73	$ 0.69
NET INCOME PER COMMON SHARE DILUTED	$ 0.71	$ 0.67
The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2000	1999
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 9,692	$ 9,292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,362	1,153
Gain on sale of investments and mortgage-backed securities, net		(18)
Gain on sale of real estate owned, net	(6)	(71)
Gain on sale of fixed assets, net	(95)
Amortization of unearned discounts/premiums on investments	146	416
Increase in deferred loan fees and discounts	262	376
Increase in receivables and prepaid expenses	(499)	(1,333)
Provision for loan losses	1,530	1,245
Proceeds from sales of loans held for sale	24,799	132,287
Origination of loans held for sale	(21,535)	(136,021)
Decrease in accounts payable and other liabilities	(3,343)	(173)
Net cash provided by operating activities	12,313	7,153
INVESTING ACTIVITIES
Proceeds from maturity of investments	2,150	6,884
Net purchase of investments available for sale		(2,157)
Purchase of FHLB stock	(6,000)	(2,575)
Increase in loans, net	(127,237)	(44,142)
Repayments on mortgage-backed securities	14,462	36,299
Purchase of mortgage-backed securities available for sale		(100,591)
Proceeds from the sales of real estate owned	211	613
Net purchase of office properties and equipment	(5,236)	(3,726)
Net cash used in investing activities	(121,650)	(109,395)
FINANCING ACTIVITIES
Net increase in deposit accounts	9,249	35,968
Net proceeds of FHLB advances	124,000	75,000
Increase (decrease) of securities sold under agreements to repurchase	(13,978)	19,589
Increase in other borrowed money		2,750
Proceeds from sale of common stock	441	1,108
Dividends paid	(3,742)	(3,262)
Treasury stock purchased	(739)	(8,526)
Net cash provided by financing activities	115,231	122,627
Net increase in cash and cash equivalents	5,894	20,385
Cash and cash equivalents at beginning of period	60,151	40,392
Cash and cash equivalents at end of period	$ 66,045	$ 60,777
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$ 51,773	$ 43,375
Income taxes	4,896	(196)
Loans foreclosed	661	306
Loans securitized into mortgage-backed securities
Unrealized net loss on securities available for sale, net of income tax	(1,339)	(1,492)
The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

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

The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B. EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended March 31,
	2000	1999
Weighted average number of common shares used in basic EPS	13,357,355	13,482,872
Effect of dilutive stock options	213,373	344,815
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,570,728	13,827,687

	Six Months Ended March 31,
	2000	1999
Weighted average number of common shares used in basic EPS	13,356,504	13,552,867
Effect of dilutive stock options	242,099	376,829
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,598,603	13,929,696

C. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive loss and for the six months ended March 31, 2000 and 1999 amounted to $8,353,000 and $7,800,000, respectively.

The Corporation's "other comprehensive loss" for the six months ended March 31, 2000 and 1999 and "accumulated other comprehensive loss" as of March 31, 2000 and 1999 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive loss for the six months ended March 31, 2000 and 1999 follows (in thousands):

Six Months Ended March 31,
	2000	1999
Unrealized holding losses arising during period, net of tax	$ (1,339)	$ (1,492)
Less reclassification adjustment for gains included in net income, net of tax	-	-
Net unrealized losses on securities, net of tax	$ (1,339)	$ (1,492)

D. NATURE OF OPERATIONS

First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer trust and insurance services through subsidiaries. The Company has a total of 40 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and a loan origination office in coastal Brunswick County, North Carolina.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2000 improved 6.3% to $4.9 million from net income of $4.6 million in the comparable quarter in 1999. Basic earnings per common share increased to $.37 for the current quarter compared to $.34 in the March 1999 quarter. On a diluted basis, earnings per common share increased to $.36 from $.34 in the comparable period.

In the first six months of fiscal 2000, First Financial earned $9.7 million compared with $9.3 million in the first six months of fiscal 1999. Year-to-date earnings per common share and diluted earnings per common share improved to $.73 and $.71, respectively, compared with $.69 and $.67 in 1999.

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.2 billion at March 31, 2000. During the six months ended March 31, 2000 assets increased $119.4 million, or 11.5% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash and cash equivalents increased $5.9 million during the six months ended March 31, 2000. The Company's investments and mortgage-backed securities declined by $13.0 million during the six months principally from maturities of investments and from repayments of mortgage-backed securities offset partially by an increase in the Company's investment in stock of the Federal Home Loan Bank of Atlanta.

Loans Receivable

Loans receivable, including loans held for sale, totaled $1.9 billion at March 31, 2000, increasing $121.5 million from September 30, 1999. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $185.1 million (net of refinances) in mortgage loans, $93.2 million in consumer loans and $42.2 million in commercial business loans during the six months ending March 31, 2000. The Company also originated or purchased $9.3 million in loans through its regional correspondent originators. Growth in net loans receivable approximated 14.0% on an annualized basis during the six months. Due to higher market interest rates, the Company originated more portfolio loans and less agency-qualifying fixed-rate loans which are generally sold into the secondary market.

The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	March 31, 2000	September 30, 1999	March 31, 1999
Residential (1-4 family)	$ 1,352,043	$ 1,296,523	$ 1,192,107
Other residential	48,066	46,254	38,901
Land and lots	87,697	87,367	85,548
Commercial real estate	131,308	123,121	125,042
Consumer	261,501	217,115	189,730
Commercial business	51,249	42,721	37,693
Total gross loans	$ 1,931,864	$ 1,813,101	$ 1,669,021

Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $72.2 million at March 31, 2000. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $199.3 million as of March 31, 2000.

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

Asset Quality

The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31, 2000	September 30, 1999	March 31, 1999
Non-accrual loans	$ 4,356	$ 4,466	$ 4,828
Loans 90 days or more delinquent(1)	1,404	20	27
Renegotiated loans	2,718	2,724	2,782
Real estate and other assets acquired in
settlement of loans	6,123	5,685	5,765
Total	$ 14,601	$ 12,895	$ 13,402
As a percent of net loans and real estate owned	0.78%	0.74%	0.83%
As a percent of net total assets	0.67%	0.62%	0.68%
(1) The Company continues to accrue interest on these loans

Subsequent to March 31, 2000, a $1.3 million multifamily loan shown above as 90 days or more delinquent was repaid.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

Following is a summary of the reserve for loan losses for the six months ended March 31, 2000 and March 31, 1999 (amounts in thousands):

	2000	1999
Balance at beginning of year	$ 14,570	$ 12,781
Provision charged to operations	1,530	1,245
Recoveries of loans previously charged-off	297	173
Loan losses charged to reserves	(1,222)	(643)
Balance at end of period	$ 15,175	$ 13,556

Net charge-offs totaled $925 thousand in the current six months compared to $470 thousand in the comparable six months in fiscal 1999. Consumer net charge-offs increased to $829 thousand compared with $492 thousand in the prior period, principally as a result of higher charge-offs from manufactured housing loans and increased losses on credit cards. Annualized net charge-offs as a percentage of average net loans increased to .10% for the six months ended March 31, 2000 from .06% in the six months ended March 31, 1999.

The Company's impaired loans totaled $4.4 million at March 31, 2000, $4.5 million at September 30, 1999 and $4.9 million at March 31, 1999.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2000		September 30, 1999		March 31, 1999
	Balance	%of Total	Balance	%of Total	Balance	%of Total
Checking accounts	$ 206,595	16.81%	$ 184,652	15.14%	$ 176,341	14.69%
Passbook, statement and other accounts	121,227	9.86	124,362	10.19	123,508	10.29
Money market accounts	179,577	14.61	180,328	14.78	172,842	14.40
Certificate accounts	721,698	58.72	730,506	59.89	727,717	60.62
Total deposits	$ 1,229,097	100.00%	$ 1,219,848	100.00%	$ 1,200,408	100.00%

Deposits increased $9.2 million during the six months ended March 31, 2000, principally as a result of growth in checking accounts. A substantial portion of the growth in assets during the first half of fiscal 2000 was funded through increases in Federal Home Loan Bank of Atlanta advances, which increased $124.0 million during the six months ended March 31, 2000.

Stockholders' Equity

Stockholders' equity increased $4.3 million during the first half of fiscal 2000 to total $130.2 million at March 31, 2000. The Company's capital ratio, total capital to total assets, was 5.94% at March 31, 2000, compared to 6.08% at September 30, 1999. During the six months, the Company increased its dividend to stockholders to $.28 compared with $.24 per share in the first six months of fiscal 1999.

On February 25, 2000, the Company announced the commencement of a stock repurchase program to acquire up to 500,000 shares of the Company's common stock. Share repurchases totaled 50,000 during the quarter ended March 31, 2000.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2000, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 2000:

	First Federal		Peoples Federal
	Amount	Percent of Assets	Amount	Percent of Assets
	(Amounts in thousands)
Tangible capital	$ 93,461	6.35%	$ 47,408	6.57%
Tangible capital requirement	22,070	1.50	10,831	1.50
Excess	$ 71,391	4.85%	$ 36,577	5.07%
Core capital	$ 93,461	6.35%	$ 47,408	6.57%
Core capital requirement	58,852	4.00	28,884	4.00
Excess	$ 34,609	2.35%	$ 18,524	2.57%
Risk-based capital	$ 102,552	10.49%	$ 48,793	10.28%
Minimum risk-based capital requirement(a)	78,205	8.00	37,955	8.00
Excess(a)	$ 24,347	2.49%	$ 10,838	2.28%
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

During the current six months the Company experienced a net cash outflow from investing activities of $121.7 million, consisting principally of loans originated and purchased for investment, which were partially offset by maturities of investment and mortgage-backed securities. Included in investing activities was $5.2 million in net purchases of office properties and equipment. The Company had two branch offices in Hilton Head, South Carolina, under construction during the six months and also made additional investments in branch automation systems and potential branch sites. The Company experienced cash inflows of $12.3 million from operating activities and $115.2 million from financing activities. Financing activities consisted principally of $124.0 million in FHLB advances and $9.2 million in increased deposit account balances, which were partially offset by a $14.0 million reduction in securities sold under agreements to repurchase.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its future funding needs include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of March 31, 2000, First Financial had cash reserves and existing marketable securities of $676 thousand compared with $1.6 million at September 30, 1999.

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

The following table is a summary of First Financial's one year gap at March 31, 2000 (amounts in thousands):

March 31, 2000
Interest-earning assets maturing or repricing within one year	$ 760,497
Interest-bearing liabilities maturing or repricing within one year	1,386,011
Cumulative gap	$ (625,514)
Gap as a percent of total assets	(28.56%)

The Company's one year gap as a percent of total assets changed from (31.25%) to (28.56%) during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 2000 AND 1999

Net Interest Income

First Financial's net interest income for the three months ending March 31, 2000 was $15.7 million compared with $14.7 million for the comparable quarter in fiscal 1999. The gross interest margin declined from 2.92% in the prior quarter to 2.84% in the current quarter. The net yield on earning assets also declined to 3.04% from 3.20% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee has raised short-term interest rates in five stages totaling one hundred and twenty-five basis points. Because of the short-term nature of the Company's liability funding, the average cost of interest-bearing liabilities increased 24 basis points when comparing the two periods. The average yield on interest-earning assets increased from 7.44% in the quarter ended March 31, 1999 to 7.60% in the current quarter, or 16 basis points, indicating the Company's lag in repricing of interest-earning assets compared to the repricing of interest-earning liabilities.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended March 31,
	2000		1999
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$ 1,847,952	7.71%	$ 1,604,680	7.59%
Mortgage-backed securities	172,816	6.50	179,499	6.29
Investments and other earning assets	54,242	7.20	51,382	6.74
Total interest-earning assets	$ 2,075,010	7.60%	$ 1,835,561	7.44%

Deposits	$ 1,225,150	4.09%	$ 1,190,993	4.13%
Borrowings	759,059	5.84	554,074	5.35
Total interest-bearing liabilities	$ 1,984,209	4.76%	$ 1,745,067	4.52%
Gross interest margin		2.84%		2.92%
Net interest margin		3.04%		3.20%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended March 31
	2000 versus 1999
	Volume	Rate	Total
Interest income:
Loans	$ 4,665	$ 487	$ 5,152
Mortgage-backed securities	(104)	95	(9)
Investments and other interest-earning assets	56	68	124
Total interest income	4,617	650	5,267
Interest expense:
Deposit accounts	410	(99)	311
Borrowings	3,128	774	3,902
Total interest expense	3,538	675	4,213
Net interest income	$ 1,079	$ (25)	$ 1,054

Average balances of interest-earning assets increased $239.4 million, or 13%, in the March 2000 quarter compared with the March 1999 quarter, contributing to a $1.1 million increase in net interest income due to changes in volume. A decline in the Company's net interest margin from 3.20% in the March 1999 quarter to 3.04% in the March 2000 quarter reduced net interest income by approximately $27 thousand. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses totaled $690 thousand, compared to $585 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $301 thousand compared with $280 thousand in the comparable quarter in fiscal 1999. Total loan loss reserves as of March 31, 2000 were $15.2 million, or .81% of the total net loan portfolio compared with $13.6 million, or .84 % of the total net loan portfolio at March 31, 1999.

Other Income/Non-Interest Expenses

Total other income increased $345 thousand, or 8.8%, in the March 2000 quarter compared to the March 31, 1999 quarter. Proceeds from the sales of loans held for sale totaled $11.0 million in the March 2000 quarter, resulting in gains of $27 thousand on sales. Loan sales of $69.5 million in the comparable quarter in fiscal 1999 resulted in gains of $652 thousand. Fees on deposit accounts improved by 17.3% to $1.8 million in the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999. Brokerage and insurance fees improved $401 thousand, or approximately 50.7%, during the current quarter compared to the comparable quarter ended March 31, 1999.

Non-interest expense increased $786 thousand, or 7.2%, during the current quarter. Included in the increase in the current quarter are higher personnel costs which increased $567 thousand and higher occupancy and equipment expenses which increased $71 thousand and $108 thousand, respectively, in the current period. The increase in personnel costs was principally due to expansion of customer services, the staffing of two additional retail offices, and increased staffing and overtime costs related to Year 2000 initiatives.

FDIC deposit insurance costs were $74 thousand in the current quarter compared with $194 thousand in the quarter ended March 31, 1999. The FICO assessment for thrifts was lowered to the same rate as commercial banks effective January 1, 2000.

Income Tax Expense

During the second quarter of fiscal 2000 and 1999 the Company's effective tax rate approximated 35.5% and 35.0%, respectively. The actual tax provision was $2.7 million and $2.5 million in the two periods.

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING March 31, 2000 AND 1999

Net Interest Income

First Financial's net interest income for the six months ending March 31, 2000 of $31.4 million increased 6.9% over the $29.3 million recorded in the comparable six months in fiscal 1999. Growth in net interest income was primarily attributable to a 12.8% increase in the average balances of interest-earning assets offset by the effect of declining margins. The gross interest margin declined to 2.88% from 2.98% in the prior six months. The net margin also declined to 3.07% versus 3.23% in the six months ended March 31, 1999.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Six Months Ended March 31,
	2000		1999
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$ 1,815,689	7.68%	$ 1,591,982	7.71%
Mortgage-backed securities	176,059	6.45	167,907	6.45
Investments and other earning assets	54,649	7.09	54,757	6.45
Total interest-earning assets	$ 2,046,397	7.56%	$ 1,814,646	7.56%

Deposits	$ 1,225,154	4.06%	$ 1,182,738	4.20%
Borrowings	726,226	5.73	534,830	5.42
Total interest-bearing liabilities	$ 1,951,380	4.68%	$ 1,717,568	4.58%
Gross interest margin		2.88%		2.98%
Net interest margin		3.07%		3.23%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Six Months Ended March 31
	2000 versus 1999
	Volume	Rate	Total
Interest income:
Loans	$ 8,617	$ (239)	$ 8,378
Mortgage-backed securities	288	-	288
Investments and other interest-earning assets	(3)	187	184
Total interest income	8,902	(52)	8,850
Interest expense:
Deposit accounts	922	(799)	123
Borrowings	5,780	924	6,704
Total interest expense	6,702	125	6,827
Net interest income	$ 2,200	$ (177)	$ 2,023

Provision for Loan Losses

During the six months ended March 31, 2000 First Financial's provision for loan losses totaled $1.5 million compared with $1.2 million in the first half of fiscal 1999. Net charge-offs for the current six months totaled $925 thousand compared with $470 thousand in the comparable period in fiscal 1999.

Other Income/Non-interest Expense

Total other income improved $893 thousand, or 11.9%, in the current six months. Fees on deposit accounts increased $537 thousand during the current six months. The Company recorded gains of $68 thousand on loan sales during the current six months compared with gains of $981 thousand in the six months ended March 31, 1999. Volume of loan sales declined 81% between the two periods, reflecting less fixed rate mortgage originations in the six months ended March 31, 2000 due to increases in market interest rates.

Brokerage revenues increased $454 thousand, or 99%, in the six months ended March 31, 2000 compared with the prior period. Insurance revenues also increased $224 thousand, or 24.8%, between the comparable periods.

Non-interest expense increased $2.0 million or 9.4% during the current six months. The increase is attributable principally to higher personnel costs, higher equipment expenses related to new technology investments and the effect of higher expenses related to Year 2000 project. Deposit insurance costs declined during the period, although balances increased, as thrift FICO assessments declined effective January 1, 2000.

Income Tax Expense

During the first six months of both fiscal years, the Company's effective tax rate was 35%. The actual tax provision of $5.2 million resulted in an increase of $220 thousand in fiscal 2000 from the prior period.

YEAR 2000 READINESS DISCLOSURE

The Company continues to monitor its performance in relationship to its comprehensive project concerning the impact of the Year 2000. "Year 2000 Readiness" is the ability of the Company's internal computer systems (hardware, software and embedded microchips) to process data involving dates or portions of dates before, during and after January 1, 2000, including leap year calculations, without malfunction. A comprehensive discussion of the Company's Year 2000 project is included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Year 2000 compliance is critical to the Company's results of operations and financial condition.

The Company is pleased to report that its hardware and software systems and those of its critical vendors performed as expected over the end of the year and have continued to process well in Year 2000. There were additional critical dates associated with the Year 2000 project in the second quarter of fiscal 2000, including February 29, 2000 and March 31, 2000. Other critical dates remaining for the Year 2000 project include the following: December 31, 2000 and January 1, 2001. The Company will continue to test its automated systems and confirm critical vendor performance as these dates approach.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 1999.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

Periodically, there are various claims and lawsuits involving the Associations and their subsidiaries mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which the Associations hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Associations' business. In the opinion of management and the Company's legal counsel, no material loss is expected from any of such pending claims or lawsuits .

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

As of March 31, 2000, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999.

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

Proposal II B. Ratification of the amendment to the 1994 Employee Stock Purchase Plan extending the termination date to July 27, 2004, as adopted by the Board of Directors on May 27, 1999. The shareholders approved the ratification of the amendment with the totals votes as follows:

For	10,804,263
Withheld	299,560

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.6)	Amendment to Registrant's Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(22)	Subsidiaries of the Registrant (4)
(27)	Financial Data Schedule
(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.

Reports on Form 8-K

On February 28, 2000, the Company announced the commencement of a stock repurchase program to acquire up to approximately 500,000 shares of the Company's common stock. The repurchases were expected to be completed by September 30, 2000.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 15, 2000	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer