Form 10-Q
period 2000-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-08-14
CIK 787075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2000

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
Class	Outstanding Shares at
Common Stock	July 31, 2000

$.01 Par Value	13,325,703

FIRST FINANCIAL HOLDINGS, INC.
INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at June 30, 2000 and September 30, 1999

Consolidated Statements of Income for the Three	2
Months Ended June 30, 2000 and 1999

Consolidated Statements of Income for the Nine	3
Months Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the	4
Nine months Ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements	5-6

Management's Discussion and Analysis of Results	7-15
of Operations and Financial Condition

PART II - OTHER INFORMATION	16-17

SIGNATURES	18

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2000	September 30, 1999
	(Amounts in thousands, except share data)	
	(Unaudited)	
ASSETS		
Cash and cash equivalents	$ 70,015	$ 60,151
Investments held to maturity (market value of $256 and $258)	249	249
Investments available for sale, at fair value	5,388	7,569
Investment in capital stock of Federal Home Loan Bank, at cost	38,675	29,925
Loans receivable, net of allowance of $15,388 and $14,570	1,845,287	1,735,608
Loans held for sale	3,332	6,542
Mortgage-backed securities available for sale, at fair value	233,914	181,217
Mortgage-backed securities held to maturity (market value of $24 and $31)	22	28
Accrued interest receivable	12,802	11,495
Office properties and equipment, net	28,131	21,969
Real estate and other assets acquired in settlement of loans	5,933	5,685
Other assets	12,102	10,314
Total assets	$ 2,255,850	$ 2,070,752
LIABILITIES AND STOCKHOLDERS' EQUITY		
Liabilities:		
Deposit accounts	$ 1,237,911	$ 1,219,848
Advances from Federal Home Loan Bank	773,500	594,500
Securities sold under agreements to repurchase	53,409	73,991
Other short-term borrowings	9,750	8,750
Advances by borrowers for taxes and insurance	5,203	6,945
Outstanding checks	16,048	11,509
Accounts payable and other liabilities	26,676	29,328
Total liabilities	2,122,497	1,944,871
Stockholders' equity:		
Serial preferred stock, authorized 3,000,000 shares--none issued		
Common stock, $.01 par value, authorized 24,000,000 shares, issued 15,285,086 and 15,234,462 shares at June 30, 2000 and September 30, 1999, respectively	153	152
Additional paid-in capital	32,293	31,687
Retained income, substantially restricted	122,096	112,914
Accumulated other comprehensive loss	(2,831)	(1,631)
Treasury stock at cost, 1,959,949 and 1,881,449 shares at June 30, 2000 and September 30, 1999, respectively	(18,358)	(17,241)
Total stockholders' equity	133,353	125,881
Total liabilities and stockholders' equity	$ 2,255,850	$ 2,070,752

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2000	1999
	(Amounts in thousands, except per share amounts) (Unaudited)	
INTEREST INCOME		
Interest on loans and mortgage-backed securities	$ 40,221	$ 34,700
Interest and dividends on investments	817	720
Other	190	217
Total interest income	41,228	35,637
INTEREST EXPENSE		
Interest on deposits	12,766	12,058
Interest on borrowed money	12,572	8,031
Total interest expense	25,338	20,089
NET INTEREST INCOME	15,890	15,548
Provision for loan losses	640	760
Net interest income after provision for loan losses	15,250	14,788
OTHER INCOME		
Net gain on sale of loans	38	285
Net gain (loss) on sale of investment and mortgage-backed securities	28	(6)
Loan servicing fees	448	275
Service charges and fees on deposit accounts	1,915	1,643
Real estate operations, net	50	(17)
Other	2,126	1,607
Total other income	4,605	3,787
NON-INTEREST EXPENSE		
Salaries and employee benefits	6,843	6,540
Occupancy costs	966	788
Marketing	366	412
Depreciation, amortization, rental and maintenance of equipment	986	831
FDIC insurance premiums	65	177
Other	2,839	2,227
Total non-interest expense	12,065	10,975
Income before income taxes	7,790	7,600
Income tax expense	2,690	2,659
NET INCOME	$ 5,100	$ 4,941
NET INCOME PER COMMON SHARE	$ 0.38	$ 0.37
NET INCOME PER COMMON SHARE DILUTED	$ 0.38	$ 0.36

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30, 2000	Nine Months Ended June 30, 1999
	(Amounts in thousands, except per share amounts) (Unaudited)	
INTEREST INCOME		
Interest on loans and mortgage-backed securities	$ 115,678	$ 101,491
Interest and dividends on investments	2,323	2,111
Other	633	591
Total interest income	118,634	104,193
INTEREST EXPENSE		
Interest on deposits	37,652	36,820
Interest on borrowed money	33,726	22,482
Total interest expense	71,378	59,302
NET INTEREST INCOME	47,256	44,891
Provision for loan losses	2,170	2,005
Net interest income after provision for loan losses	45,086	42,886
OTHER INCOME		
Net gain on sale of loans	106	1,266
Net gain on sale of investment and mortgage-backed securities	28	12
Loan servicing fees	1,095	881
Service charges and fees on deposit accounts	5,628	4,819
Real estate operations, net	134	(12)
Other	6,002	4,316
Total other income	12,993	11,282
NON-INTEREST EXPENSE		
Salaries and employee benefits	20,789	19,080
Occupancy costs	2,734	2,342
Marketing	1,103	1,078
Depreciation, amortization, rental and maintenance of equipment	2,812	2,436
FDIC insurance premiums	[illegible]	[illegible]
Other	[illegible]	[illegible]
Total non-interest expense	[illegible]	[illegible]
Income before income taxes	[illegible]	[illegible]
Income tax expense	[illegible]	[illegible]
NET INCOME	$ [illegible]	$ [illegible]
NET INCOME PER COMMON SHARE	$ [illegible]	$ [illegible]
NET INCOME PER COMMON SHARE DILUTED	$ [illegible]	$ [illegible]

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2000	1999
	(Amounts in thousands) (Unaudited)	
OPERATING ACTIVITIES		
Net income	$ 14,792	$ 14,233
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation	2,125	1,771
Gain on sale of investments and mortgage-backed securities, net	(28)	(12)
(Gain) loss on sale of real estate owned, net	16	(84)
Amortization of unearned discounts/premiums on investments	(110)	35
Increase in deferred loan fees and discounts	338	601
(Increase) decrease in receivables and prepaid expenses	(3,095)	3,075
Provision for loan losses	2,170	2,005
Writedowns of real estate acquired in settlement of loans	14	13
Proceeds from sales of loans held for sale	35,093	178,974
Origination of loans held for sale	(31,883)	(180,089)
Increase in accounts payable and other liabilities	911	2,787
Net cash provided by operating activities	20,343	23,309
INVESTING ACTIVITIES		
Proceeds from maturity of investments	2,150	7,384
Net purchase of investments available for sale		(1,957)
Purchase of FHLB stock	(8,750)	(4,175)
Increase in loans, net	(198,162)	(111,232)
Repayments on mortgage-backed securities	20,092	50,843
Purchase of mortgage-backed securities available for sale		(100,611)
Sales of mortgage-backed securities	10,696	
Proceeds from the sales of real estate owned	421	703
Net purchase of office properties and equipment	(8,287)	(5,664)
Net cash used in investing activities	(181,840)	(164,709)
FINANCING ACTIVITIES		
Net increase in deposit accounts	18,063	43,610
Net proceeds of FHLB advances	179,000	108,000
Increase (decrease) in securities sold under agreements to repurchase	(20,582)	14,637
Increase in other borrowed money	1,000	2,750
Proceeds from sale of common stock	607	1,249
Dividends paid	(5,610)	(4,867)
Treasury stock purchased	(1,117)	(9,673)
Net cash provided by financing activities	171,361	155,706
Net increase in cash and cash equivalents	9,864	14,306
Cash and cash equivalents at beginning of period	60,151	40,392
Cash and cash equivalents at end of period	$ 70,015	$ 54,698
Supplemental disclosures:		
Cash paid (received) during the period for:		
Interest	$ 72,805	$ 61,347
Income taxes	7,990	(196)
Loans foreclosed	845	497
Loans securitized into mortgage-backed securities	85,276	
Unrealized net loss on securities available for sale, net of income tax	(1,200)	(3,700)

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
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

The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, Year 2000 initiatives and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B. EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

C.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive loss and for the nine months ended June 30, 2000 and 1999 amounted to $13,592 and $10,533, respectively.

The Corporation's "other comprehensive loss" for the nine months ended June 30, 2000 and 1999 and "accumulated other comprehensive loss" as of June 30, 2000 and 1999 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive loss for the nine months ended June 30, 2000 and 1999 follows (in thousands):

D.  NATURE OF OPERATIONS

First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer trust and insurance services through subsidiaries. The Company has a total of 40 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties and a loan origination office in coastal Brunswick County, North Carolina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended June 30, 2000 improved 3.2% to $5.1 million from net income of $4.9 million in the comparable quarter in 1999. Earnings per common share increased to $.38 for the current quarter compared to $.37 in the June 1999 quarter. On a diluted basis, earnings per common share increased to $.38 from $.36 in the comparable period.

In the first nine months of 2000, First Financial earned $14.8 million compared with $14.2 million in the first nine months of 1999. Year-to-date earnings per common share and diluted earnings per common share improved to $1.11 and $1.09, respectively, compared with $1.06 and $1.03 in 1999.

On June 16, 2000, the Company completed its purchase of the assets of Associated Insurors, Inc., of Myrtle Beach, South Carolina. The premium volume on an annual basis of Associated totals approximately $11 million compared with $13 million in the company's existing insurance agency operations.

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.3 billion at June 30, 2000. During the nine months ended June 30, 2000 assets increased $185 million, or 11.9% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash, deposits in transit and interest-bearing deposits totaled $70.0 million at June 30, 2000. Investment balances declined in the current nine months to $5.6 million principally as a result of maturities. Investment in capital stock of the Federal Home Loan Bank increased $8.8 million in the nine months ended June 30, 2000. The Company increased its balances in mortgage-backed securities to $233.9 million, growing the portfolio by $52.7 million principally due to $85.3 million in securitizations of single family mortgage loans to mortgage-backed securities.

Loans Receivable

Loans receivable, including loans held for sale, totaled $1.8 billion at June 30, 2000, increasing $106.5 million from September 30, 1999. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $291 million (net of refinances) in mortgage loans, $153 million in consumer loans and $63 million in commercial business loans during the nine months ending June 30, 2000. The Company also originated or purchased $16.8 million in loans through its regional correspondent originators. After securitizing $85.3 million of mortgage loans during the quarter ended June 30, 2000, growth in net loans receivable approximated 8.1% on an annualized basis during the nine months. Due to higher market interest rates, the Company originated more portfolio loans and less agency-qualifying fixed-rate loans which are generally sold into the secondary market. Sales of mortgage loans totaled $35.1 million in the first three quarters of fiscal 2000.

The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

The Company continues to emphasize the origination of consumer loans and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $72.5 million at June 30, 2000. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $209.6 million as of June 30, 2000.

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

Following is a summary of the reserve for loan losses for the nine months ended June 30, 2000 and June 30, 1999 (amounts in thousands).

Net charge-offs totaled $1.4 million in the current nine months compared to $602 thousand in the comparable nine months in fiscal 1999. Consumer net charge-offs increased to $1.1 million compared with $741 thousand in the prior period, principally as a result of higher charge-offs from manufactured housing loans. Annualized net charge-offs as a percentage of average net loans increased to .10% for the nine months ended June 30, 2000 from .05% in the nine months ended June 30, 1999.

The Company's impaired loans totaled $4.2 million at June 30, 2000, $4.5 million at September 30, 1999 and $4.4 million at June 30, 1999.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

Deposits increased $18.1 million during the nine months ended June 30, 2000, principally as a result of growth in checking accounts. A substantial portion of the growth in assets during the first nine months of fiscal 2000 was funded through increases in Federal Home Loan Bank of Atlanta advances, which increased $179.0 million during the nine months ended June 30, 2000. This source of funds is usually at a higher average cost than deposit funding; however, competition for deposit funding has strengthened with aggressive marketing being deployed by many financial institutions.

Stockholders' Equity

Stockholders' equity increased $7.5 million during the nine months of fiscal 2000 to total $133.4 million at June 30, 2000. The Company's capital ratio, total capital to total assets, was 5.91% at June 30, 2000, compared to 6.08% at September 30, 1999. During the nine months, the Company increased its dividend to stockholders to $.42 compared with $.36 per share in the first nine months of fiscal 1999. During the first nine months of fiscal 2000 the Company also repurchased 78,500 shares of its common stock for $1.1 million under its 500,000 stock repurchase program initiated in February 2000.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2000, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 2000:

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

During the current nine months the Company experienced a net cash outflow from investing activities of $181.8 million, consisting principally of loans originated and purchased for investment. Included in investing activities was $8.3 million in net purchases of office properties and equipment. During the nine-months ended June 30, 2000, the Company had three branch offices under construction and also made additional investments in branch automation and communication systems, document imaging software and hardware, and internet banking systems. The Company experienced cash inflows of $20.3 million from operating activities and $171.4 million from financing activities. Financing activities consisted principally of $179 million in FHLB advances and $18.1 million in increased deposit account balances offset partially by a $19.6 million decline in other borrowings and $5.6 million in common stock dividends.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its stock repurchase program include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit. As of June 30, 2000, First Financial had cash reserves and existing marketable securities of $761 thousand compared with $1.6 million at September 30, 1999.

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

The following table is a summary of First Financial's one year gap at June 30, 2000 (amounts in thousands):

The Company's one year gap as a percent of total assets changed from (31.25)% to (25.43)% during the current nine months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING JUNE 30, 2000 AND 1999

Net Interest Income

First Financial's net interest income for the three months ending June 30, 2000 was $15.9 million compared with $15.5 million for the comparable quarter in fiscal 1999. The gross interest margin declined from 3.03% in the prior quarter to 2.75% in the current quarter. The net yield on earning assets also declined to 3.00% from 3.25% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee has raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Because of the short-term nature of the Company's liability funding, the average cost of interest-bearing liabilities increased 61 basis points when comparing the two periods. The average yield on interest-earning assets increased from 7.45% in the quarter ended June 30, 1999 to 7.78% in the current quarter, or 33 basis points, indicating the Company's lag in repricing of interest-earning assets compared to the repricing of interest-earning liabilities.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

Average balances of interest-earning assets increased $205.0 million, or 10.7%, in the June 2000 quarter compared with the June 1999 quarter, contributing to a $1.1 million increase in net interest income due to changes in volume. A decline in the Company's net interest margin from 3.25% in the June 1999 quarter to 3.00% in the June 2000 quarter reduced net interest income by approximately $727 thousand. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses totaled $640 thousand, compared to $760 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $427 thousand compared with $132 thousand in the comparable quarter in fiscal 1999. Total loan loss reserves as of June 30, 2000 were $15.4 million, or .83% of the total net loan portfolio compared with $14.2 million, or .85% of the total net loan portfolio at June 30, 1999.

Other Income/Non-Interest Expenses

Total other income increased $818 thousand, or 21.6%, in the June 2000 quarter compared to the June 30, 1999 quarter. Proceeds from the sales of loans held for sale totaled $10.3 million in the June 2000 quarter, resulting in gains of $38 thousand on sales. Loan sales of $46.7 million in the comparable quarter in fiscal 1999 resulted in gains of $285 thousand. Fees on deposit accounts improved by 16.6% to $1.9 million in the quarter ended June 30, 2000 as compared with the quarter ended June 30, 1999. Brokerage and insurance fees improved $257 thousand, or approximately 28.0% during the current quarter compared to the June 1999 quarter.

Non-interest expense increased $1.1 million, or 9.9%, during the current quarter. Included in the increase in the current quarter are higher personnel costs which increased $303 thousand and higher occupancy and equipment expenses which increased $178 thousand and $155 thousand, respectively, in the current period. The increase in personnel costs was principally due to expansion of customer services and the staffing of three additional retail offices.

FDIC deposit insurance costs were $65 thousand in the current quarter compared with $177 thousand in the quarter ended June 30, 1999. The FICO assessment for thrifts was lowered to the same rate as commercial banks effective January 1, 2000.

Income Tax Expense

During the third quarter of fiscal 2000 and 1999 the Company's effective tax rate approximated 34.5% and 35.0%, respectively. The actual tax provision was $2.7 million and $2.6 million in the two periods.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2000 AND 1999

Net Interest Income

First Financial's net interest income for the nine months ending June 30, 2000 of $47.3 million increased 5.3% over the $44.9 million recorded in the comparable nine months in fiscal 1999. Growth in net interest income was attributable to a 12.1% increase in the average balances of interest-earning assets offset by the effect of declining margins. The gross interest margin declined to 2.81% from 3.00% in the prior nine months. The net margin also declined to 3.04% versus 3.24% in the nine months ended June 30, 1999.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

Provision for Loan Losses

During the nine months ended June 30, 2000 First Financial's provision for loan losses totaled $2.2 million compared with $2.0 million at June 30, 1999. Net charge-offs for the current nine months totaled $1.4 million compared with $602 thousand in the comparable period in fiscal 1999.

Other Income/Non-interest Expense

Total other income improved $1.7 million, or 15.2%, in the current nine months. Fees on deposit accounts increased $809 thousand during the current nine months. The Company recorded gains of $106 thousand on loan sales during the current nine months compared with gains of $1.3 million in the nine months ended June 30, 1999. Volume of loan sales declined 80% during the two periods reflecting less fixed rate mortgage originations in the nine months ended June 30, 2000, due principally to higher market interest rates.

Brokerage revenues increased $449 thousand or 49.7% in the current nine-month period compared with the prior period. Insurance revenues also increased $485 thousand, or 35.2%, between the comparable periods.

Non-interest expense increased $3.1 million or 9.6% during the current nine months. The increase is attributable principally to higher personnel costs, higher equipment expenses related to new technology investments and the effect of higher expenses related to the Company's Year 2000 project. Deposit insurance costs declined during the period as thrift FICO assessments declined effective January 1, 2000.

Income Tax Expense

During the first nine months of fiscal 2000 and 1999, the Company's effective tax rate approximated 35%. The actual tax provision of $7.9 million resulted in an increase of $251 thousand from the prior period.

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

The Company is pleased to report that its hardware and software systems and those of its critical vendors performed as expected over the end of the calendar year and have continued to process well in Year 2000. Critical dates remaining for the Year 2000 project include the following: December 31, 2000 and January 1, 2001. The Company will continue to test its automated systems and confirm critical vendor performance as these dates approach.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2000, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1999.

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

First Financial Holdings, Inc.

Date: August 14, 2000	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer