Form 10-Q/A
period 2000-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-08-15
CIK 787075

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

  MERGERS AND ACQUISITIONS

On June 16, 2000, First Financial completed the acquisition of certain assets of Associated Insurors, Inc., a Myrtle Beach-based independent insurance agency. Intangible assets approximating $2.0 million were recorded in the transaction and will be amortized over fifteen years. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB No. 133" delayed the effective date of this statement for one year. In June of 2000, SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133", was issued, amending SFAS 133 to address a limited number of issues causing implementation difficulties. This statement is effective for fiscal quarters in fiscal years beginning after June 15, 2000. The Company will be required to adopt this statement October 1, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

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