Form 10-K405
period 2000-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2000-12-22
CIK 787075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended                      September 30, 2000

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 30, 2000 there were issued and outstanding 13,324,348 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 14, 2000, was $212,356,796 (13,324,348 shares at $15.9375 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business	1
	General	1
	Discussion of Forward Looking Statements	1
	Lending Activities	2
	Investment Activities	7
	Sources of Funds	9
	Asset and Liability Management	11
	Subsidiary Activities of the Associations	12
	Competition	13
	Personnel	13
	Regulation	13

Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	18
Item 6.	Selected Financial Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63

	PART III

Item 10.	Directors and Executive Officers of the Registrant	64
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management	65
Item 13.	Certain Relationships and Related Transactions	65

	PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	66

PART I

ITEM 1. BUSINESS

GENERAL

First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company headquartered in Charleston, South Carolina, which owns and operates First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal") (together, the "Associations"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. At September 30, 2000, First Financial had total assets of $2.3 billion, total deposits of $1.2 billion and stockholders' equity of $137.9 million.

First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the largest thrift institution in South Carolina based on assets of approximately $1.5 billion at September 30, 2000. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, 20 branch offices in the three surrounding counties and two full-service offices in Georgetown, South Carolina. First Federal opened two full service offices in Hilton Head, South Carolina, in fiscal 2000 after operating a private banking office on the island for several years. An additional office in the Bluffton market was opened in late November 2000.

Peoples Federal was chartered in 1914 and is a federally chartered stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. On November 7, 1997, the Company completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors"), through the merger of Investors with Peoples Federal. Each share of Investors common stock was exchanged for 1.36 shares of the Company's common stock. The Company issued approximately 708,800 shares of common stock in the transaction. Peoples Federal conducts its business through 15 branch offices, a loan production office in Sunset Beach, North Carolina, and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area (6), Florence (4), Conway (4) and Loris (1). Peoples Federal had assets of approximately $729 million at September 30, 2000.

The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer and other non-mortgage loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of the Associations, the Company also engages in property and casualty insurance, certain data processing activities, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities. None of the subsidiary activities is considered to constitute a business segment.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations and the ability of the Company to offer competitive products and pricing, manage loan delinquency rates, and react to changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

LENDING ACTIVITIES

General

At September 30, 2000, the Company's net loan portfolio totaled approximately $1.8 billion, or 81% of the Company's total assets. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. Prior to fiscal 1993, the Company's lending activities also included the origination of significant amounts of income property loans secured by multi-family and non-residential real estate. In that year, First Federal curtailed loans made on non-residential properties primarily due to adverse changes in market conditions and increased levels of nonperforming assets arising from this type of lending. Peoples Federal had curtailed such lending before its acquisition by the Company in early fiscal 1993. Thus, in the period since 1992, the Company has shifted its focus to concentrate on single-family residential mortgage lending and consumer lending. The Company also offers commercial business loans of the type traditionally offered by commercial banks. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $24.2 million in fiscal 2000. In recent years the Company added second mortgage and mobile home lending programs on a correspondent basis, funding approximately $54.3 million of these types of originations during fiscal 2000.

The Company makes both fixed-rate and adjustable-rate loans and generally retains the servicing on loans originated. A large percentage of single-family loans are made pursuant to certain guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors. The Company's primary single-family product is the conventional loan. However, loans are also originated that are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

	As of September 30,
	2000		1999		1998		1997		1996
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollar amounts in thousands)
TYPE OF LOAN
Real estate:
1- to 4-family residential	$ 1,266,025	68.9%	$ 1,296,523	74.4%	$ 1,135,765	72.5%	$ 1,040,142	71.6%	$ 931,075	70.3%
Multi-family	48,937	2.7	46,254	2.6	43,161	2.7	54,593	3.8	57,238	4.3
Commercial real
estate and land	222,424	12.1	210,488	12.1	225,039	14.4	220,169	15.2	220,020	16.6
Commercial business loans	57,381	3.1	42,721	2.5	33,790	2.2	32,967	2.3	31,865	2.4
Consumer loans:
Home equity	121,993	6.6	86,764	5.0	73,961	4.7	58,879	4.0	48,728	3.7
Mobile homes	63,016	3.4	44,561	2.6	26,983	1.7	19,537	1.3	21,977	1.7
Credit cards	11,643	0.6	10,831	0.6	10,424	0.7	10,992	0.8	10,453	0.8
Other consumer loans	115,339	6.3	74,959	4.3	61,316	4.0	57,219	3.9	43,268	3.2
Total gross loans receivable	1,906,758	103.7	1,813,101	104.1	1,610,439	102.9	1,494,498	102.9	1,364,624	103.0
Allowance for loan losses	(15,403)	(0.8)	(14,570)	(0.8)	(12,781)	(0.8)	(12,103)	(0.8)	(11,639)	(0.9)
Loans in process	(51,658)	(2.8)	(55,409)	(3.2)	(32,360)	(2.1)	(30,257)	(2.1)	(27,082)	(2.0)
Deferred loan fees and
discounts	(1,200)	(0.1)	(972)	(0.1)	(258)	-	(641)	-	(978)	(0.1)
Loans receivable, net	$ 1,838,497	100.0%	$ 1,742,150	100.0%	$ 1,565,040	100.0%	$ 1,451,497	100.0%	$ 1,324,925	100.0%

The following table shows, at September 30, 2000, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for undisbursed amounts in loans in process, deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Consolidated	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five to Ten Years	Over Ten to Fifteen Years	Over Fifteen Years	Total
	(in thousands)
Real estate mortgages:
Adjustable-rate	$ 3,611	$ 1,614	$ 4,166	$ 4,538	$ 21,700	$ 65,830	$ 769,996	$ 871,455
Fixed-rate	43,449	30,400	22,748	40,717	84,947	140,221	251,791	614,273
Consumer loans:
Adjustable-rate	125,490	355	551	1,048	2,496	1,551	627	132,118
Fixed-rate	30,077	9,482	14,104	42,636	29,032	11,840	42,702	179,873
Commercial business loans:
Adjustable-rate	17,955	2,998	869	2,500	261	75		24,658
Fixed-rate	13,986	4,255	5,661	8,567	229	25		32,723
Total	$ 234,568	$ 49,104	$ 48,099	$ 100,006	$ 138,665	$ 219,542	$ 1,065,116	$ 1,855,100

Residential Mortgage Lending

At September 30, 2000, the Company's real estate loans totaled approximately $1.5 billion, or 83.7% of net loans receivable. One- to four-family residential mortgage loans totaled $1.3 billion, or 82.4% of the Company's real estate loans and 68.9% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

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

The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its loan portfolios. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company, like many of its competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan. The Company presently offers single-family ARMs indexed to the one year constant maturity treasury index. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds. Included in the Company's single-family ARMs are loans originated in the past which reprice to spreads over cost of funds indices. The Company underwrites ARMs based on the fully-indexed rate. The Company's fixed-rate residential mortgage loans have terms ranging from 10 to 30 years and require monthly payments sufficient to amortize principal over the life of the loan.

The Company originates residential mortgage loans with loan-to-value ratios up to 95%. Generally, on mortgage loans exceeding the 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to certain guidelines which will permit the sale of these loans in the secondary market.

The Company offers various other residential lending programs, including bi-weekly mortgage loans and two-step mortgage loans originated principally for first-time home buyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves.

The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential construction loans totaled $80.8 million at September 30, 2000. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2000, the Company's commercial real estate portfolio totaled $131.0 million, or 7.1% of total net loans and 8.5% of real estate loans. Its multi-family portfolio totaled $48.9 million, or 2.7% of total net loans and 3.2% of total real estate loans. Loans made with land as security totaled $91.4 million, or 5.0% of total net loans and 5.9% of total real estate loans. Because of market conditions, since 1993 the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, the loans are adjustable in interest and the rate is fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans vary but will not exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As these loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period.

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

Consumer Lending

Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $312.0 million at September 30, 2000, or 16.9% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $122.0 million, or 39.1% of all consumer loans. Other consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

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

The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 2000, the Company's commercial business loans outstanding were $57.4 million, which represented 3.1% of total net loans receivable.

Loan Sales and Servicing

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 2000, the Company was servicing loans for others in the amount of $648.2 million.

Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $48.4 million in 2000, $200.3 million in 1999 and $173.0 million in 1998. At September 30, 2000, the Company had $9.4 million in loans held for sale.

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

Limits on Loan Concentrations

The Associations' permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, First Federal's and Peoples Federal's lending limits under this restriction were $16.4 million and $7.4 million, respectively. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset. At September 30, 2000, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $13.4 million and $3.3 million, respectively. All of these loans were performing according to their respective terms at September 30, 2000.

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

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value less cost to sell at the date of acquisition, and any resulting write-down is charged to the allowance for losses. Generally, interest accrual on a loan ceases when the loan becomes 90 days delinquent.

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

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $22.5 million in assets as substandard and $151,000 as doubtful, as of September 30, 2000.

The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $6.9 million of assets designated "special mention" as of September 30, 2000.

Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

For further discussion of the Company's problem assets, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality," and Note 7 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

At September 30, 2000, the Company's investment and mortgage-backed securities portfolio totaled approximately $292.6 million, which included stock in the FHLB of Atlanta of $39.3 million. Investment securities include U.S. Government and agency obligations, corporate bonds and mutual funds approximating $6.2 million. Mortgage-backed securities totaled $247.1 million as of September 30, 2000. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

The following tables set forth the carrying value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta), maturities and average yields at September 30, 2000. The fair value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta) was $253.3 million on September 30, 2000.
Investment and Mortgage-backed Securities Portfolio
	As of September 30,
	2000		1999		1998
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Held to Maturity:	(in thousands)
U.S. Treasury and U.S. Government agencies and corporations					$ 3,499	$ 3,514
State and local government obligations	$ 249	$ 255	$ 249	$ 258	649	680
Mortgage-backed securities	19	21	28	31	444	452
Total securities held to maturity	$ 268	$ 276	$ 277	$ 289	$ 4,592	$ 4,646

Maturity and Yield Schedule as of September 30, 2000
	Amortized Cost	Weighted Average Yield
	(dollar amounts in thousands)
State and local government obligations
After 5 but within 10 years	$ 249	10.56%
	249	10.56
Mortgage-backed securities
After 5 but within 10 years	19	9.95
	19	9.95
Total securities held to maturity	$ 268	10.52%

	As of September 30,
	2000		1999		1998
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Available for Sale:	(dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies and corporations	$ 3,241	$ 3,247	$ 4,006	$ 4,021	$ 6,981	$ 7,094
Corporate debt and other securities	2,331	2,301	2,468	2,429	3,009	3,000
Mutual Funds	370	370	1,119	1,119	1,170	1,170
Mortgage-backed securities	249,450	247,076	183,868	181,217	144,695	148,186
Total securities available for sale	$ 255,392	$ 252,994	$ 191,461	$ 188,786	$ 155,855	$ 159,450

Maturity and Yield Schedule as of September 30, 2000
	Amortized Cost	Weighted Average Yield
	(dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies and corporations:
Within 1 year	$ 1,000	6.25%
After 1 but within 5 years	2,241	6.92
	3,241	6.71
Corporate debt and other securities:
After 1 but within 5 years	978	7.52
After 10 years	1,353	5.42
	2,331	6.30
Mutual funds
Within 1 year	370	6.59
	370	6.59
Mortgage-backed securities
Within 1 year	1,268	8.85
After 1 but within 5 years	10,763	6.56
After 5 but within 10 years	17,189	7.34
After 10 years	220,230	6.91
	249,450	6.93
	$ 255,392	6.92%

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

The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 3% of deposits at September 30, 2000, are obtained from customers residing outside of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

Jumbo Certificates of Deposit

The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.
Maturity Period	At September 30, 2000
(in thousands)
Three months or less	$ 43,316
Over three through six months	14,985
Over six through twelve months	17,807
Over twelve months	2,992
Total	$ 79,100

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

At September 30, 2000, the Company had advances totaling $766.5 million from the FHLB of Atlanta at an average rate of 6.38%. At September 30, 2000, the maturity of the Associations' FHLB advances ranged from one to ten years. For more information on borrowings, see Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 2000, the Company had $49.3 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 6.73% at September 30, 2000, and mature within three months. For more information on other borrowings, see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein.

During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line. The rate on the funding line is based on LIBOR. During fiscal 2000, the line was increased to $35.0 million. At September 30, 2000, $12.3 million was outstanding under this agreement with a weighted average rate of 8.63%.

The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2000	1999	1998
	(dollar amounts in thousands)
Weighted Average Rate Paid On (at end of period):
FHLB advances	6.38%	5.50%	5.54%
Securities sold under agreements to repurchase	6.73	5.45	5.58
Bank line of credit	8.63	7.38	7.69
Maximum Amount of Borrowings Outstanding (during period):
FHLB advances	$ 795,500	$ 611,500	$ 514,000
Securities sold under agreements to repurchase	73,943	73,991	87,405
Bank line of credit	12,250	8,750	4,000
Approximate Average Amount of Short-term Borrowings
With Respect To:
FHLB advances	706,551	540,893	470,441
Securities sold under agreements to repurchase	57,138	35,323	45,241
Bank line of credit	9,645	6,698	373
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	6.10%	5.37%	5.70%
Securities sold under agreements to repurchase	6.26	5.39	5.73
Bank line of credit	8.35	6.38	7.69

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

The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Interest Rate Sensitivity Analysis Table. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management" ("TB-13A"). This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2000, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would reduce net interest income over a twelve-month period by 20.3% and reduce net portfolio value by 27.1% while a 200 basis point decline in rates would increase net interest income over a twelve-month period by 7.1% and increase net portfolio value by 25.7% in the same period.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 2000. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Expected Maturity/Principal Repayments at September 30,
Average Rate	2001	2002	2003	2004	2005	Thereafter	Cost	Fair Value
Interest-sensitive assets:	(dollar amounts in thousands)
Loans receivable	8.13%	$ 275,775	$ 234,408	$ 199,247	$ 169,360	$ 143,956	$ 815,751	$ 1,838,497	$ 1,824,936
Mortgage-backed securities	6.93	37,420	31,807	27,036	22,981	19,534	110,691	249,469	247,097
Investments and other interest-earning assets	6.66	18,130	2,241			978	1,602	22,951	22,933
FHLB Stock	7.75						39,325	39,325	39,325
Interest-sensitive liabilities:
Checking accounts	0.31	77,677	42,324	28,766	19,575	13,311	28,285	209,938	209,938
Savings accounts	2.38	20,209	16,773	13,922	11,555	9,591	46,824	118,874	118,874
Money Market accounts	4.39	151,270	12,063	8,444	5,911	4,138	9,655	191,481	191,481
Certificate accounts	6.04	526,497	130,669	24,200	8,581	24,125	6,930	721,002	719,351
Borrowings	6.43	485,772	-	55,000		125,000	162,250	828,022	818,752
Off-balance sheet items:
Commitments to extend credit	8.11							19,723	19,591

Expected maturities are contractual maturities adjusted assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. For deposit liabilities, in accordance with standard industry practice, the Company has used decay rates utilized by the OTS. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience.

Rate/Volume Analysis

For the Company's rate/volume analysis and information regarding the Company's yields and costs and changes in net interest income, refer to Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

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

First Reinsurance

First Reinsurance was incorporated in 1998 as the holding company for First Southeast Reinsurance, Inc., a company also organized in 1998 and domiciled in Vermont. First Southeast Reinsurance reinsures mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by the Associations.

First Southeast Fiduciary and Trust

First Southeast Fiduciary and Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Associations.

Peoples Federal has two wholly-owned subsidiaries:

First Southeast Insurance Services, Inc.

This subsidiary, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995, an additional agency in Lake City, South Carolina, was purchased as well as the Adams Insurance Agency in Charleston, previously owned by a subsidiary of First Federal. In June of 2000, First Southeast Insurance Services purchased the operations of Associated Insurors, Inc. of Myrtle Beach, South Carolina. In terms of premium dollars, the insurance agency is approximately 64% commercial lines and 36% personal lines. The agency represents several companies for both commercial and personal insurance products.

Coastal Carolina Service Corporation

Coastal Carolina Service Corporation was incorporated in 1980 for the purpose of conducting data processing activities. All such activities ended prior to 1992. Beginning in 1998, Coastal Carolina Service Corporation was engaged in certain investment activities, including holding for investment purposes mortgage loans, mortgage-backed securities and U.S. treasury and agency securities.

COMPETITION

First Federal was the largest and Peoples Federal the third largest of savings associations headquartered in South Carolina at September 30, 2000, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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

PERSONNEL

As of September 30, 2000, the Company had 639 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

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

Federal Home Loan Bank System

The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Associations, as members of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB of Atlanta stock of $23.7 million and $15.6 million, respectively, at September 30, 2000.

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

Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates. Risk classification of all insured institutions is made by the FDIC semi-annually. At September 30, 2000, the Associations were classified as well-capitalized institutions.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about two basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Liquidity Requirements

Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of net withdrawable deposit accounts and borrowings due in one year. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements.

Prompt Corrective Action

Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At September 30, 2000, First Federal and Peoples Federal were categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 17 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

Qualified Thrift Lender Test

The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 2000, the Associations were in compliance with the QTL test.

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

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capitalfor prepayments of principal. The Company uses certain.

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

Regulation of the Company

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (the "Act") that reforms the U. S. banking laws to allow full affiliation between commercial banks, insurance companies and securities firms. The legislation primarily addresses permissible activities of bank holding companies and national banks by expanding the permissible nonbanking activities of these entities. Since the Corporation is a multiple savings and loan holding company and is subject to restrictions on its nonbanking activities, the expanded activities of bank holding companies may put the Corporation at a competitive disadvantage. The Act substantially expands the financial services activities for financial institutions and permits bank holding companies and unitary savings and loan holding companies to form financial holding companies with extensive powers to invest in a broad range of financial services organizations and activities. The Corporation is a multiple savings and loan holding company and is unable to take advantage of these expanded powers, because the Act does not provide for the formation of a financial holding company by a multiple savings and loan holding company.

Provisions of the Act permit national banks to establish financial subsidiaries that may engage in a broad range of financial activities, including securities underwriting activities. State-chartered commercial banks may also engage in these expanded activities if permitted by relevant state law. As a result of the legislation, the Associations' national and state commercial bank competitors may be able to engage in additional financial activities not permissible for the Associations and their respective subsidiaries.

The Act also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions will be required by July 1, 2001.

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

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 2440 Mall Drive, North Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's Operations Center. First Federal owns eighteen of its branch offices, including its home office at 34 Broad Street in downtown Charleston. A substantial portion of its home office is now leased and approximately 50% of its offices in Beaufort County are also leased to others. The remaining seven branch offices are leased properties on which First Federal has constructed banking offices. All of the leases include various renewal or purchase options.

Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601 Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is available for lease to others. Nine of Peoples Federal's branch offices are owned and six facilities are leased.

Peoples Federal leases space for certain insurance agency operations in Charleston, Lake City and Myrtle Beach and for loan origination functions in Ocean Isle, North Carolina. In addition, First Federal leases properties in four locations for off-site ATM facilities. First Federal also has a business partnership with Piggly Wiggly for ATM operations in supermarket locations. Both Associations also own land purchased for potential future branch locations.

The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

At September 30, 2000, the total book value of the premises and equipment owned by the Company was $29.5 million. Reference is made to Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 8 for further details on the Company's properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends:
				Cash Dividend
		High	Low	Declared
2000:
	First Quarter	$ 19.25	$ 15.25	$ 0.14
	Second Quarter	16.44	12.94	0.14
	Third Quarter	15.63	12.75	0.14
	Fourth Quarter	15.56	12.88	0.14
1999:
	First Quarter	$ 20.00	$ 14.00	$ 0.12
	Second Quarter	20.75	17.88	0.12
	Third Quarter	21.00	14.50	0.12
	Fourth Quarter	20.25	17.00	0.12

The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 2000, there were approximately 2,476 stockholders of record.

The Company has paid a cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 13 times with the most recent dividend paid in November 2000, at $.155 per share. Cash dividends per share totaled $.56, $.48 and $.42 for fiscal 2000, 1999 and 1998, respectively. These dividends per share amounted to 37.58%, 33.33% and 34.43% of basic net income per common share, respectively.

Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
	At or For the Year Ended September 30,
	2000	1999	1998(1)	1997(1)	1996(1)
	(dollar amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$ 161,642	$ 140,832	$ 136,345	$ 126,359	$ 115,486
Interest expense	98,888	80,394	81,689	75,340	68,314
Net interest income	62,754	60,438	54,656	51,019	47,172
Provision for loan losses	(2,745)	(2,765)	(2,405)	(2,435)	(1,908)
Net interest income after provision for loan losses	60,009	57,673	52,251	48,584	45,264
Other income	18,310	15,314	13,357	12,296	10,019
Non-interest expense	(47,884)	(43,280)	(40,158)	(37,356)	(36,203)
SAIF special assessment				(313)	(6,955)
Income tax expense	(10,507)	(10,400)	(8,571)	(8,501)	(4,471)
Net income before extraordinary loss	19,928	19,307	16,879	14,710	7,654
Extraordinary loss on retirement of debt (2)			(340)
Net income	$ 19,928	$ 19,307	$ 16,539	$ 14,710	$ 7,654

Per Common Share
Net income before extraordinary loss	$ 1.49	$ 1.44	$ 1.24	$ 1.10	$ 0.57
Net income before extraordinary loss, diluted	1.47	1.40	1.20	1.07	0.56
Extraordinary loss			(0.02)
Extraordinary loss, diluted			(0.03)
Net income	1.49	1.44	1.22	1.10	0.57
Net income, diluted	1.47	1.40	1.17	1.07	0.56
Book value	10.35	9.43	9.16	8.28	7.53
Dividends	0.56	0.48	0.42	0.36	0.32
Dividend payout ratio	37.58%	33.33%	34.43%	32.73%	56.14%

Core Earnings (3)
Net income before extraordinary loss	$ 19,928	$ 19,307	$ 16,879	$ 14,710	$ 7,654
Investors merger related expenses			210
SAIF assessment				198	4,391
Core income	$ 19,928	$ 19,307	$ 17,089	$ 14,908	$ 12,045

Core Earnings Per Share (3)
Basic:
Net income before extraordinary loss	$ 1.49	$ 1.44	$ 1.24	$ 1.10	$ 0.57
Investors merger related expenses			0.02
SAIF assessment				0.01	0.33
Core income	$ 1.49	$ 1.44	$ 1.26	$ 1.11	$ 0.90
Diluted:
Net income before extraordinary loss	$ 1.47	$ 1.40	$ 1.20	$ 1.07	$ 0.56
Investors merger related expenses			0.01
SAIF assessment				0.01	0.32
Core income	$ 1.47	$ 1.40	$ 1.21	$ 1.08	$ 0.88

At September 30,
	Assets	$ 2,256,511	$ 2,070,752	$ 1,839,708	$ 1,774,952	$ 1,603,177
	Loans receivable, net	1,838,497	1,742,150	1,565,040	1,451,497	1,324,925
	Mortgage-backed securities	247,095	181,245	148,630	149,781	83,993
	Investment securities	45,492	37,743	40,412	76,959	110,686
	Deposits	1,241,295	1,219,848	1,164,440	1,123,988	1,111,943
	Borrowings	828,022	677,241	504,942	498,236	348,970
	Stockholders' equity	137,851	125,881	125,163	111,528	101,016
	Number of offices	40	38	36	35	35
	Full-time equivalent employees	638	611	576	564	561

Selected Ratios:
	Return on average equity	15.21%	15.38%	13.97%	13.94%	7.60%
	Return on average assets	0.91	0.99	0.90	0.88	0.51
	Core return on average equity	15.21	15.38	14.43	14.13	11.96
	Core return on average assets	0.91	0.99	0.93	0.89	0.80
	Gross interest margin	2.77	2.99	2.84	2.89	2.94
	Net interest margin	2.99	3.22	3.10	3.15	3.22
	Efficiency ratio	59.55	58.30	59.42	59.40	63.12
	Average equity as a percentage of average assets	5.99	6.42	6.48	6.28	6.67

Asset Quality Ratios:
	Allowance for loan losses to net loans	0.84%	0.84%	0.82%	0.83%	0.88%
	Allowance for loan losses to nonperforming loans	178.65	202.08	177.76	86.74	66.22
	Nonperforming assets to loans and real estate
	and other assets acquired in settlement of loans	0.79	0.74	0.83	1.75	1.51
	Nonperforming assets to total assets	0.64	0.62	0.71	1.44	1.25
	Net charge-offs to average loans	0.11	0.06	0.11	0.14	0.10

(1)	During 1998 First Financial acquired Investors. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly all financial information prior to the merger has been retroactively restated.
(2)	Loss on retirement of First Financial's 9.375% senior notes, net of income tax benefit of $173.
(3)	Core earnings represent net income before extraordinary loss exclusive of after-tax expenses related to the Investors pooling and a one time SAIF assessment recorded in 1997 and 1996.

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

First Financial achieved record earnings of $19.9 million in 2000, increasing 3.2% from $19.3 million in 1999. Net income after the effect of an extraordinary charge and other non-recurring costs was $16.5 million in 1998. First Financial's income from core operating results increased $621,000 in fiscal 2000 following an increase of $2.2 million in both 1999 and 1998. Lower earnings growth in 2000 is principally attributable to less growth in net interest income. An important highlight in fiscal 2000 was the 19.6% increase in non-interest revenues over fiscal 1999. During the year, non-interest expense increased by 10.6% due principally to the Company's planned regional retail sales office expansion, technology initiatives, costs attributable to the Company's Year 2000 project and the acquisition of additional insurance operations.

Results for fiscal 1998 included several non-recurring charges, including after-tax merger related expenses of $210,000 and an extraordinary charge of $340,000, after-tax, related to the retirement of the Company's 9.375% senior notes.

Core basic and diluted earnings per share in 2000 improved to $1.49 and $1.47 compared with $1.44 and $1.40 in 1999. Core basic and diluted earnings per share totaled $1.26 and $1.21 in 1998, respectively. Basic and diluted earnings per share on net income totaled $1.22 and $1.17, respectively, in 1998. Core basic and diluted earnings per share exclude extraordinary items, merger related expenses and the SAIF special assessment.

On February 25, 2000, the Board of Directors of First Financial announced a stock repurchase program to acquire up to 500,000 shares of common stock, representing approximately 3.7% of outstanding shares at that time. Approximately 93,000 shares were repurchased under the program in fiscal 2000. A similar program initiated in October 1998 resulted in the repurchase of 500,000 shares of common stock in fiscal 1999.

During fiscal 2000, First Financial acquired the operations of Associated Insurors, Inc. of Myrtle Beach, South Carolina ("Associated Insurors"), a full-service insurance agency, specializing in commercial insurance lines. The transaction was accounted for as a purchase of assets with four months of operations included in fiscal 2000 results.

In fiscal 1998, First Financial acquired Investors in a transaction accounted for as a pooling-of-interests. Under the terms of the agreement, Investors' shareholders received 1.36 shares of First Financial common stock in exchange for each share of Investors' stock held, which resulted in the issuance of approximately 709,000 shares.

Fiscal 2000 ushered in the tenth year of expansion for the U.S. economy. During the fiscal year, the Federal Reserve's Open Market Committee raised short-term interest rates a quarter of a percentage point in November 1999, January 2000 and February 2000 and also took action to increase short-term rates by one half of a percentage point in May of 2000. The Federal Reserve began a series of such increases in June of 1999 in an effort to curb possible future inflation resulting from strong economic growth. Ultimately, the Federal Reserve increased the Fed Funds rate 175 basis points over a twelve-month period. Longer term interest rates have declined during the year leading to an inverted yield curve. Higher short-term interest rates combined with further flattening of the yield curve pressured the Company's net interest margins in fiscal 2000. An inverted yield curve may continue to adversely impact margins in fiscal 2001. Recent comments by Federal Reserve Board Chairman Greenspan acknowledge the economy is slowing and that the Federal Reserve may lower rates if the economy further weakens.

Financial Position

At September 30, 2000, First Financial's assets totaled $2.3 billion, increasing by 9.0%, or $185.8 million, from September 30, 1999. Net asset growth was principally attributable to growth in net loans receivable, which increased $96.3 million during 2000, and growth in mortgage-backed securities, which increased $65.9 million. Average assets increased 11.8% during the year and average interest-earning assets increased by 11.7%.

The Company securitized approximately $142 million of residential mortgage loans for mortgage-backed securities in the last two quarters of fiscal 2000. The securitizations will provide enhanced liquidity resources, improved capital ratios and growth in revenues from off-balance sheet servicing activities. Approximately $37 million of these securities were sold in September 2000 with the proceeds used to reduce borrowed funds.

At September 30, 1999, First Financial's assets totaled $2.1 billion, increasing by 12.6%, or $231.0 million, from September 30, 1998. Net asset growth was principally attributable to growth in net loans receivable, which increased $177.1 million during 1999, and also growth in mortgage-backed securities, which increased $32.6 million. Average interest-earning assets increased by 6.4% in 1999.

Investment Securities and Mortgage-backed Securities

At September 30, 2000, available for sale securities totaled $253.0 million compared to $188.8 million at September 30, 1999. The carrying value of held to maturity securities totaled $268,000 at September 30, 2000 compared with $277,000 at the end of 1999.

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

Loans Receivable

Loans comprise the major portion of interest-earning assets of the Company, accounting for 87.7% and 87.4% of average interest-earning assets in 2000 and 1999, respectively. Compared with balances on September 30, 1999, net loans receivable grew by 5.5% during 2000. Adding the effect of loan securitizations of $142.0 million, loan growth approximated 13% in fiscal 2000. Loans held for sale increased to $9.4 million in 2000 from $6.5 million at September 30, 1999.

Real estate originations were lower in fiscal 2000 than in fiscal 1999 due principally to the effect of higher interest rates. The Company believes that housing conditions in coastal South Carolina are stable. Consumer loans grew to $312.0 million in fiscal 2000, increasing $94.9 million, or 43.7% in fiscal 2000. The Company's home equity lines of credit balances increased to $122.0 million in fiscal 2000, accounting for 36.8% of the consumer loan growth in 2000. The Company continues to emphasize growth in consumer lending and commercial business lending.

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

The largest component of loan growth during fiscal 2000 has been in consumer loans. Had the Company not securitized approximately $142 million in residential loans during fiscal 2000, the largest increase would have been in single-family loans. The largest percentage increase in loan growth was attributable to consumer loans, which remain the sector of the portfolio where higher charge-off rates are generally experienced.

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

	At September 30,
	2000	1999	1998	1997	1996
	(dollar amounts in thousands)
Non-accrual loans	$ 5,881	$ 4,466	$ 2,647	$ 6,609	$ 8,137
Accruing loans 90 days or more delinquent	29	20	50	568	1,391
Renegotiated loans	2,712	2,724	4,493	6,776	8,049
Real estate and other assets acquired in settlement of loans	5,895	5,685	5,871	11,658	2,432
	$ 14,517	$ 12,895	$ 13,061	$ 25,611	$ 20,009

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	0.79%	0.74%	0.83%	1.75%	1.51%
As a percent of total assets	0.64	0.62	0.71	1.44	1.25
Allowance for loan losses as a percent of problem loans	178.65	202.08	177.76	86.74	66.22
Net charge-offs to average loans outstanding	0.11	0.06	0.11	0.14	0.10

Problem Assets

Problem assets were $14.5 million at September 30, 2000, or .64% of assets and .79% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 1999, problem assets were $12.9 million, or .62% of assets and .74% of loans receivable and real estate and other assets acquired in settlement of loans.

The allowance for loan losses at September 30, 2000 covers 178.65% of reported problem loans, declining from 202.08% as of September 30, 1999. Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. Management reviews the adequacy of the allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

Allowance for Loan Losses
	At or For the Year Ended September 30,
	2000	1999	1998	1997	1996
	(dollar amounts in thousands)
Balance, beginning of period	$ 14,570	$ 12,781	$ 12,103	$ 11,639	$ 10,993
Loans charged-off:
Real estate loans	338	122	981	682	824
Commercial business loans	62	46	122	431	188
Consumer loans	1,992	1,428	1,427	1,196	745
Total charge-offs	2,392	1,596	2,530	2,309	1,757
Recoveries:
Real estate loans	21	245	159	164	336
Commercial business loans	47	82	407	8	40
Consumer loans	412	293	237	166	119
Total recoveries	480	620	803	338	495
Net charge-offs	1,912	976	1,727	1,971	1,262
Provision for loan losses	2,745	2,765	2,405	2,435	1,908
Balance, end of period:
Real estate loans	6,374	8,456	8,753	9,003	9,047
Commercial business loans	1,883	2,079	1,087	1,384	1,225
Consumer loans	7,146	4,035	2,941	1,716	1,367
Balance, end of period	$ 15,403	$ 14,570	$ 12,781	$ 12,103	$ 11,639
Balance as a percent of net loans:
Real estate loans	0.43%	0.56%	0.64%	0.70%	0.77%
Commercial business loans	3.28	4.87	3.22	4.20	3.84
Consumer loans (1)	2.29	1.86	1.70	1.17	1.10
Total net loans	0.84	0.84	0.82	0.83	0.88
Net charge-offs as a percent of average net loans:
Real estate loans	0.02%	(0.01%)	0.06%	0.04%	0.05%
Commercial business loans	0.03	(0.09)	(0.85)	1.30	0.46
Consumer loans (1)	0.60	0.58	0.75	0.76	0.52
Total net loans	0.11	0.06	0.11	0.14	0.10
(1)	Consumer loans include home equity lines of credit.

On September 30, 2000, the total allowance for loan losses was $15.4 million compared with $14.6 million at September 30, 1999. Total net loan charge-offs increased to $1.9 million in 2000 from $1.0 million in 1999. Net real estate loan charge-offs totaled $317,000 in 2000 compared with net recoveries of $123,000 in 1999. Net real estate charge-offs in 1998 included approximately $679,000 related to a $2.8 million multi-family loan on which the Company had maintained an $800,000 specific reserve. Consumer loan net charge-offs were $1.6 million in 2000 compared with $1.1 million in 1999. Consumer loan charge-offs have increased due to growth in consumer loans. Commercial business loan net charge-offs of $15,000 in 2000 compared with $36,000 in net recoveries in 1999. Based on the current economic environment and other factors, management believes that the allowance for loan losses at September 30, 2000 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

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
	At September 30,
	2000	1999	1998	1997	1996
	(dollar amounts in thousands)
Allowance for loan losses applicable to:
Real estate loans	$ 6,374	$ 8,456	$ 8,753	$ 9,003	$ 9,047
Commercial business loans	1,883	2,079	1,087	1,384	1,225
Consumer loans	7,146	4,035	2,941	1,716	1,367
Total	$ 15,403	$ 14,570	$ 12,781	$ 12,103	$ 11,639

Percent of loans to total net loans:
Real estate loans	80.4%	85.5%	87.1%	87.8%	88.4%
Commercial business loans	3.0	2.3	2.1	2.2	2.3
Consumer loans	16.6	12.2	10.8	10.0	9.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The Company's total deposits increased $21.4 million during the year ended September 30, 2000. First Financial's deposit composition at September 30, 2000 and 1999 is as follows:

	At September 30,
	2000		1999
	Balance	Percent of Total	Balance	Percent of Total
	(dollar amounts in thousands)
Checking accounts	$ 209,938	16.91%	$ 184,652	15.14%
Statement and other accounts	118,874	9.58	124,362	10.19
Money market accounts	191,481	15.43	180,328	14.78
Certificate accounts	721,002	58.08	730,506	59.89
Total deposits	$ 1,241,295	100.00%	$ 1,219,848	100.00%

National and local market trends over the past several years suggest that consumers are continuing to move an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits have declined as a percentage of liabilities over the recent several years. As of September 30, 2000, deposits as a percentage of liabilities were 58.6% compared with 62.7% at September 30, 1999. The Company expects to maintain a significant portion of its overall deposits in core account relationships; however, future growth in overall deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus impact the Company's future net margins. The Company's average cost of deposits at September 30, 2000 was 4.47% compared with 4.01% at September 30, 1999.

Borrowings

Borrowings increased $150.8 million during the current year to $828.0 million as of September 30, 2000. Borrowings as a percentage of total liabilities were approximately 39.1% at the end of 2000 compared with 34.8% in 1999. Borrowings from the FHLB of Atlanta increased $172.0 million and reverse repurchase agreements declined $24.7 million during 2000.

The Company's average cost of FHLB advances, reverse repurchase agreements and other borrowings increased from 5.52% at September 30, 1999 to 6.43% at September 30, 2000. Approximately $516.5 million in FHLB advances mature or are subject to call within one year and all of the reverse repurchase agreements mature within three months.

Capital Resources

Average shareholders' equity was $131.0 million during fiscal 2000, or 5.99% of average assets, declining from 6.42% during 1999. The Consolidated Statement of Stockholders' Equity and Comprehensive Income contained in Item 8 herein details the changes in stockholders' equity during the year. The principal reason for the decline in average equity to average assets during the current period relates to the completion of the 1999 stock repurchase program, the partial completion of the 2000 stock repurchase program and strong growth in assets during the past two fiscal periods. Total equity capital increased from $125.9 million at September 30, 1999 to $137.9 million at September 30, 2000. The primary source of the dollar increase in shareholders' equity during 2000 was the retention of net income. The Company's capital ratio, total capital to total assets, was 6.11% at September 30, 2000 compared to 6.08% at September 30, 1999.

Recent stock repurchase programs included the purchase of approximately 93,000 shares of common stock in fiscal 2000 and 500,000 shares of common stock in fiscal 1999. The dollar amount of such purchases totaled $1.3 million in fiscal 2000 and $9.7 million in fiscal 1999.

During fiscal 2000, the Company's cash dividend payout was 37.6% of income compared with a payout ratio of 33.3% in 1999. The Company recently increased its cash dividend by 10.7% to $.62 per share on an annual basis, effective with the payment on November 24, 2000 to shareholders.

The Associations are required to meet the regulatory capital requirements of the OTS, which currently include several measures of capital. Under current regulations, both banking subsidiaries meet all requirements including those to be categorized as well-capitalized under risk-based capital guidelines. Current capital distribution regulations of the OTS allow the greatest flexibility to well-capitalized institutions.

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

The Associations are subject to federal regulations which currently require the maintenance of a daily average balance of liquid assets equal to 4.0% of net withdrawable deposits and borrowings payable in one year or less. The Associations have adopted policies to maintain liquidity levels well above the requirements. All liquidity requirements were met in 2000.

The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Associations, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester counties and a significant share of deposits in the Georgetown market. As a new entrant into Beaufort County, the Company holds a small market share. Peoples Federal's deposits are principally obtained in Horry and Florence counties. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products. Due to disintermediation of traditional savings balances to other investment products, including the equity markets, annuities and mutual funds, the pool of retail deposit funds held in financial institutions has contracted over time, resulting in more reliance by the Company on other sources of funds.

Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. As a measure of protection, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the Associations.

During 2000, the Company experienced a net cash outflow from investing activities of $181.1 million, consisting principally of a net increase of $239.4 million in loans receivable, offset partially by $47.9 million of sales of mortgage-backed securities and $28.0 million in repayments to mortgage-backed securities. The Company experienced net cash inflows of $21.5 million from operating activities and $163.4 million from financing activities. Financing activities included $172.0 million in net additions to FHLB advances and growth of $21.4 million in deposit balances, offset partially by $24.7 million in net reductions in reverse repurchase agreements.

Proceeds from the sale of loans totaled $48.4 million in 2000, declining from $203.1 million in 1999. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 2001 although it anticipates volume may be lower due to higher market interest rates and their likely effect on fixed-rate loan originations.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. The principal source of funds for the acquisition of Peoples Federal in 1992 was the issuance of $20.3 million in senior notes by the Company in September 1992. During 1998, the early redemption of the remaining outstanding principal of $19.8 million was partially funded by a reduction in investment securities of First Financial and partially by a $4.0 million draw on a $25.0 million bank funding line. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2000, First Financial had cash reserves and existing marketable securities of $852,000 compared with $1.6 million at September 30, 1999.

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

Interest Rate Sensitivity Analysis at September 30, 2000
	Interest Rate Sensitivity Period
	3 Months	4-6 Months	7-12 Months	13 Months- 2 years	Over 2 Years	Cost
Interest-earning assets:	(dollar amounts in thousands)
Loans (1)	$ 289,540	$ 120,648	$ 218,141	$ 126,904	$ 1,099,867	$ 1,855,100
Mortgage-backed securities	123,853	2,362	10,281	5,103	107,870	249,469
Interest-earning deposits, investments and FHLB stock	59,426			2,314	536	62,276
Total interest-earning assets	472,819	123,010	228,422	134,321	1,208,273	2,166,845
Interest-bearing liabilities:
Deposits:
Checking accounts (2)	12,037	12,037	24,073	26,233	55,745	130,125
Savings accounts (2)	5,054	5,053	10,107	16,778	81,882	118,874
Money market accounts	191,481					191,481
Certificate accounts	176,288	131,024	222,631	128,061	62,998	721,002
Total deposits	384,860	148,114	256,811	171,072	200,625	1,161,482
Borrowings (3)	547,965	25,000	30,000	100,000	125,057	828,022
Total interest-bearing liabilities	932,825	173,114	286,811	271,072	325,682	1,989,504
Current period gap	$ (460,006)	$ (50,104)	$ (58,389)	$ (136,751)	$ 882,591	$ 177,341
Cumulative gap	$ (460,006)	$ (510,110)	$ (568,499)	$ (705,250)	$ 177,341
Percent of total assets	(20.39%)	(22.61%)	(25.19%)	(31.25%)	7.86%

Assumptions:
(1)	Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date.
(2)	Decay rates for savings accounts approximate 17% in the first year and 14% in the second year. Decay rates for checking accounts approximate 37% in the first year and 20% in the second year.
(3)	Borrowings include fixed-rate FHLB advances at the earlier of maturity date or potential call dates. If FHLB advances are not called, maturities may extend.

Based on the Company's September 30, 2000 static gap position, in a one-year time period $824.3 million in interest-sensitive assets will reprice and approximately $1.4 billion in interest-sensitive liabilities will reprice. This current static gap position results in a negative mismatch of $568.5 million, or 25.2% of assets. The Company's static gap position one year ago was a negative 31.25% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which may be significant in any year, based on the level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized.

During the past three years the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index.

A negative gap would normally suggest that net interest income would increase if market rates decline. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would occur when an institution is positively-gapped. Based on its current static gap position in the above table, which reflects dollars repricing but not movements of indices to which assets and liabilities are tied, First Financial was more biased toward a decline in interest rates over the immediate future. As market interest rates declined during fiscal 1999, the Company's negative gap position was a factor in increasing the net interest margin. During fiscal 2000, higher interest rates resulted in compression in the Company's net interest margin. Because of the short-term nature of its liability funding, the effect of six increases by the Federal Reserve in one year may continue to have a detrimental effect on the net margin in fiscal 2001.

Derivative transactions may be used by the Company to better manage its interest rate sensitivity. Although not used extensively by the Company in the past, such measures may be utilized on a more frequent basis in the future.

Results of Operations

Net Interest Income

The largest component of operating earnings for the Company is net interest income. Net interest income totaled $62.8 million in 2000 compared with $60.4 million in 1999 and $54.7 million in 1998. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

Net interest income increased by 3.8% to $62.8 million in 2000, and represented approximately 77% of the gross income of First Financial. This followed an increase of 10.6% in 1999 and 7.1% in 1998. Economic conditions, market interest rates and competitive pressures in fiscal 2000 were more challenging than in fiscal 1999 and 1998. Funding pressures coupled with strong growth prospects in the markets served by First Financial also led to higher usage of more external sources of funds during fiscal 2000.

As the table below illustrates, for the year ended September 30, 2000 the net interest margin declined to 2.99% compared with 3.22% in fiscal 1999 and 3.10% in 1998. The net interest margin improved during fiscal 1999, as the Company experienced improving yields due to new business initiatives and also grew non-interest bearing checking accounts during the year.

The Company's net interest margin may be affected by many factors. Competition for deposit funds within the Company's markets ranges from many well-established regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also can affect consumer deposit patterns and thus affect the Company's ability to utilize retail sources of funds. Fiscal 2000 was a very challenging year for retail deposit pricing. Late in calendar year 1999, many banks perceived the need to gather additional liquidity related to public concerns over the transition to the Year 2000. Many competitors developed special certificate of deposit products with higher interest rates to attract funds. Higher retail certificate of deposit pricing did not abate as expected after the first of the year and continued to affect the repricing of deposits, leading to higher average deposit costs for 2000. The demand for funds to originate loans required the Company to utilize other sources of funds, particularly FHLB borrowings.

Average Yields and Rates

	Year Ended September 30,
	2000			1999			1998
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollar amounts in thousands)
Interest-earning assets:
Loans (1)	$ 1,839,607	$ 144,177	7.84%	$ 1,640,497	$ 125,742	7.66%	$ 1,510,008	$ 119,306	7.90%
Mortgage-backed securities	202,256	13,414	6.63	182,585	11,519	6.31	168,344	11,596	6.89
Investment securities	42,084	3,207	7.62	39,112	2,801	7.16	69,122	4,479	6.48
Other interest-earning assets (2)	13,293	844	6.35	15,124	770	5.09	16,601	964	5.81
Total interest-earning assets	2,097,240	161,642	7.71	1,877,318	140,832	7.50	1,764,075	136,345	7.73
Non-interest-earning assets	88,795			77,912			63,981
Total assets	$ 2,186,035			$ 1,955,230			$ 1,828,056
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$ 203,103	805	0.40	$ 178,374	765	0.43	$ 150,976	1,190	0.79
Savings accounts	120,805	2,836	2.35	122,621	2,912	2.37	124,683	3,199	2.57
Money market accounts	181,130	7,088	3.91	168,659	6,090	3.61	144,331	5,157	3.57
Certificate accounts	723,999	40,658	5.62	727,822	39,233	5.39	715,210	41,002	5.73
Total deposits	1,229,037	51,387	4.18	1,197,476	49,000	4.09	1,135,200	50,548	4.45
FHLB advances	706,551	43,119	6.10	540,893	29,063	5.37	470,441	26,822	5.70
Other borrowings	66,783	4,382	6.56	42,021	2,331	5.55	63,733	4,319	6.78
Total interest-bearing liabilities	2,002,371	98,888	4.94	1,780,390	80,394	4.51	1,669,374	81,689	4.89
Non-interest-bearing liabilities	52,642			49,318			40,282
Total liabilities	2,055,013			1,829,708			1,709,656
Stockholders' equity	131,022			125,522			118,400
Total liabilities and stockholders' equity	$ 2,186,035			$ 1,955,230			$ 1,828,056
Net interest income/gross margin		$ 62,754	2.77%		$ 60,438	2.99%		$ 54,656	2.84%
Net yield on average interest-earning assets			2.99%			3.22%			3.10%
Percent of average interest-earning assets to average interest-bearing liabilities			104.74%			105.44%			105.67%
(1)			Average balances of loans include non-accrual loans.
(2)			This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated Statements of Financial Condition contained in Item 8 herein.

The Company's weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During 2000, the average yield on interest-earning assets increased by 21 basis points while the average rate paid on interest-bearing liabilities increased by 43 basis points, resulting in lowered interest spreads and net interest margins. As mentioned above, the Federal Reserve began an aggressive program in June1999 to mitigate the effects of expected inflationary tendencies in the strong growth economy. Due to the Company's negative gap position, short-term liability costs increased faster in late 1999 and throughout 2000 than did yields on earning assets. Average interest-earning assets increased $219.9 million in fiscal 2000, serving to partially offset the negative effect of spread expansion on net interest income in that period.

The Company's $113.2 million growth in average interest-earning assets during fiscal 1999 contributed significantly to the 10.6% growth in net interest income during that period, as did a 12 basis point expansion in the Company's net interest margin during the period. In the first quarter of fiscal 1999, the Federal Reserve Open Market Committee responded to world market conditions and other factors in the U.S. economy, cutting the federal funds rate by three quarters of one percent through mid-November 1998. A slight steepening of the treasury yield curve from fiscal 1998 to fiscal 1999 also generally benefited the Company's net interest margin in fiscal 1999.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis
	Year Ended September 30,			Year Ended September 30,
	2000 versus 1999			1999 versus 1998
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollar amounts in thousands)
Interest income:
Loans	$ 15,445	$ 2,990	$ 18,435	$ 10,125	$ (3,689)	$ 6,436
Mortgage-backed securities	1,288	607	1,895	940	(1,017)	(77)
Investment securities	220	186	406	(2,108)	430	(1,678)
Other interest-earning assets	(101)	175	74	(81)	(113)	(194)
Total interest income	16,852	3,958	20,810	8,876	(4,389)	4,487
Interest expense:
Deposit accounts
Checking accounts	98	(58)	40	189	(614)	(425)
Savings accounts	(48)	(28)	(76)	(50)	(237)	(287)
Money market accounts	470	528	998	875	58	933
Certificate accounts	(211)	1,636	1,425	709	(2,478)	(1,769)
Total deposits	309	2,078	2,387	1,723	(3,271)	(1,548)
Borrowings	11,302	4,805	16,107	2,558	(2,305)	253
Total interest expense	11,611	6,883	18,494	4,281	(5,576)	(1,295)
Net interest income	$ 5,241	$ (2,925)	$ 2,316	$ 4,595	$ 1,187	$ 5,782

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 2000, the Company's provision expense was $2.7 million compared with $2.8 million in 1999 and $2.4 million in 1998. The provision was higher in 2000 and 1999 principally as a result of the Company's strong loan growth. Total loan loss reserves were $15.4 million and $14.6 million at September 30, 2000 and 1999, respectively, and represented .84% of net loans receivable.

Net charge-offs in fiscal 2000 totaled $1.9 million, or .11% of average net loans, compared with $1.0 million in 1999, or .06% of average net loans. Net loan charge-offs of $1.7 million in 1998 resulted in charge-offs to average loans of .11%. Net charge-offs in 1998 included approximately $679,000 related to a $2.8 million multi-family loan on which the Company had maintained an $800,000 specific reserve. Recoveries were higher in fiscal 1999, and in fiscal 2000 charge-offs increased due to growth in consumer lending.

Other Income

Other income in 2000 increased by $3.0 million, or 19.6%, to $18.3 million compared with $15.3 million in 1999. During 1999, other income improved by $2.0 million or 14.7% from 1998. Record growth in other income was achieved during 2000 despite a $1.3 million decline in gains on sale of loans in 2000 compared with 1999. Higher interest rates during the year curtailed agency-qualifying fixed-rate originations, which traditionally have been the Company's conduit for loan sales. Pricing competition also intensified with lower gains recorded on loan sales during the year.

In the current year, the largest dollar increase in revenues was a $1.0 million, or 15.3% increase, in service charges and fees on deposit accounts. The rate of growth in service charges and fees on deposit accounts improved from 13.3% in 1999 and 3.4% in 1998. Strong sales efforts continue to target growth in demand accounts in the markets served by First Financial.

Brokerage fees increased to $1.8 million in fiscal 2000, a 41.1% increase from $1.3 million in 1999. Commissions on insurance also increased to $2.8 million in 2000, up 45.4% from $2.0 million in 1999. The Company purchased the operations of Associated Insurors in June, 2000 and revenues of $464,000 were attributed to growth from Associated Insurors' operations.

Loan servicing fees increased $707,000, or 60.1% during the year due primarily to loan securitizations and growth in portfolio lending. The Company was servicing $648.2 million in loans for others at September 30, 2000 compared with $519.7 million at the end of fiscal 1999. Additionally, loan prepayment speeds slowed due to rising interest rates, reducing the amortization of the Company's originated servicing rights. Income from real estate operations improved to $377,000 in 2000 from $88,000 in the prior year and was primarily a result of income generated by one large commercial property acquired through foreclosure in a prior year.

Significant increases in other income during fiscal 1999 included a $400,000 increase in brokerage fees, up 45.9% from 1998 levels. The Company expanded the number of customers served by tits NASD registered broker-dealer. Net gain on sale of loans increased $373,000, or 36.6%, in 1999 from 1998 levels and was generally due to stronger originations and sales of agency-qualifying 15- and 30-year fixed-rate residential loans in fiscal 1999.

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
	Year Ended September 30,
	2000		1999		1998		1997		1996
	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets
	(dollar amounts in thousands)
Salaries and employee benefits	$ 28,008	1.28%	$ 25,625	1.31%	$ 22,263	1.22%	$ 20,425	1.22%	$ 18,920	1.25%
Occupancy costs	3,738	0.17	3,203	0.16	3,316	0.18	3,113	0.18	2,949	0.19
Marketing	1,579	0.07	1,316	0.07	1,264	0.07	1,518	0.09	1,216	0.08
Depreciation, amortization, rental and maintenance of equipment	3,914	0.18	3,328	0.17	2,717	0.15	2,779	0.16	2,588	0.17
FDIC insurance premiums	406	0.02	728	0.04	709	0.04	1,116	0.07	2,694	0.18
Other	10,239	0.47	9,080	0.46	9,572	0.52	8,405	0.50	7,836	0.52
Core expenses	47,884	2.19	43,280	2.21	39,841	2.18	37,356	2.22	36,203	2.39
SAIF Special assessment							313	0.02	6,955	0.46
Merger-related expenses					317	0.02
Total non-interest expense	$ 47,884	2.19%	$ 43,280	2.21%	$ 40,158	2.20%	$ 37,669	2.24%	$ 43,158	2.85%

Comparison of Non-Interest Expense

Total non-interest expense increased $4.6 million, or 10.6% in 2000. This followed a 7.8% increase in fiscal 1999, or 8.6% increase, if certain non-recurring expenses are eliminated from 1998 expenses. The largest component of non-interest expense, salaries and employee benefits, increased $2.4 million, or 9.3% in 2000 due to increased staffing for the expansion of products and services, staffing for two additional retail sales offices and higher overtime and incentive payments related to the Company's Year 2000 efforts, most of which involved internal staff activities. In fiscal 1999, salaries and employee benefits increased $3.4 million, or 15.1% from 1998.

Occupancy costs increased 16.7% to $3.7 million in fiscal 2000 after declining slightly in fiscal 1999. In the final quarter of fiscal 1999, First Financial added a retail sales office in Socastee, South Carolina. In fiscal 2000, two new retail sales offices were opened in the Hilton Head area and another office located in the Bluffton area opened in late November 2000.

In late 1998 and continuing in fiscal 1999 and 2000, the Company began the implementation of a new sales office automation system and improved telecommunication capabilities throughout its retail banking system. In fiscal 2000, the Company implemented a new image technology system and introduced Internet banking. These investments in new technology and other software upgrades contributed significantly to the increase of $586,000 and $611,000, respectively, in equipment costs in fiscal 2000 as compared to 1999 and fiscal 1999 compared to fiscal 1998, respectively.

Effective January 1, 2000, the Financing Corporation assessment was equalized among all FDIC insured banks and thrifts, resulting in a reduction in the thrift rate to 2.1 basis points of insured deposits. Fiscal 2000 deposit insurance costs declined $322,000 from costs in fiscal 1999 due to these rate reductions. Rates are expected to remain the same in fiscal 2001.

Increases in the general level of business activity and the conclusion of preparations for the Year 2000 rollover resulted in additional other costs in fiscal 2000.

Non-recurring professional fees of approximately $375,000 were incurred for several business initiatives in fiscal 1998 and non-recurring expenses of $317,000 related to the Investors merger, which was completed in November of 1997.

The Company's purchase of Associated Insurors resulted in four months of operating expenses and amortization of goodwill in fiscal 2000. Additional expenses included approximately $398,000 were incurred from these operations, including approximately $272,000 in salary and employee benefit costs, $34,000 in occupancy costs and $44,000 in amortization of goodwill.

The Company's efficiency ratio was 59.6% in 2000, 58.3% in 1999 and 59.4% in 1998, after excluding the effect of merger related expenses in 1998. Management continues to target lower expense ratios as an important strategic goal of the Company.

Income Tax Expense

Income taxes totaled $10.5 million in 2000, compared to $10.4 million in 1999 and $8.6 million in 1998. The Company's effective tax rate was 34.5% in 2000, 35.0% in 1999 and 33.7% in 1998. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

SFAS 137 was issued in 1999, delaying the effective date of this statement for one year to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 138, issued in June of 2000, amended SFAS 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS 133, as amended, on October 1, 2000 and recorded the fair value of its derivative instruments in its statement of condition. Immaterial amounts were recognized as assets or liabilities based on the Company's limited use of derivatives. The Company does not expect the adoption to have a material effect on future operations of the Company.

SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. This Statement replaces SFAS 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 is not expected to have a material impact on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

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
President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

First Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Greenville, South Carolina

October 24, 2000

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30,
	2000	1999
	(dollar amounts in thousands)
Assets
Cash and cash equivalents	$ 63,992	$ 60,151
Investment securities held to maturity (fair value of $255 and $258)	249	249
Investment securities available for sale, at fair value	5,918	7,569
Investment in capital stock of FHLB, at cost	39,325	29,925
Loans receivable, net of allowance of $15,403 and $14,570	1,829,061	1,735,608
Loans held for sale	9,436	6,542
Mortgage-backed securities, held to maturity (fair value of $21 and $31)	19	28
Mortgage-backed securities available for sale, at fair value	247,076	181,217
Accrued interest receivable	13,552	11,495
Office properties and equipment, net	29,503	21,969
Real estate and other assets acquired in settlement of loans	5,895	5,685
Other assets	12,485	10,314
Total assets	$ 2,256,511	$ 2,070,752

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$ 1,241,295	$ 1,219,848
Advances from FHLB	766,500	594,500
Securities sold under agreements to repurchase	49,272	73,991
Other short-term borrowings	12,250	8,750
Advances by borrowers for taxes and insurance	6,255	6,945
Outstanding checks	15,405	11,509
Other	27,683	29,328
Total liabilities	2,118,660	1,944,871

Commitments and contingencies (Note 16)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
15,292,726 and 15,234,462 shares at September 30, 2000 and 1999,
respectively	153	152
Additional paid-in capital	32,374	31,687
Retained income, substantially restricted	125,366	112,914
Accumulated other comprehensive loss	(1,467)	(1,631)
Treasury stock at cost, 1,974,933 shares and 1,881,449 shares at
September 30, 2000 and 1999, respectively	(18,575)	(17,241)
Total stockholders' equity	137,851	125,881
Total liabilities and stockholders' equity	$ 2,256,511	$ 2,070,752

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2000	1999	1998
Interest Income	(dollar amounts in thousands, except per share amounts)
Interest on loans	$ 144,177	$ 125,742	$ 119,306
Interest on mortgage-backed securities	13,414	11,519	11,596
Interest and dividends on investment securities	3,207	2,801	4,479
Other	844	770	964
Total interest income	161,642	140,832	136,345
Interest Expense
Interest on deposits
NOW accounts	805	765	1,190
Passbook, statement and other accounts	2,836	2,912	3,199
Money market accounts	7,088	6,090	5,157
Certificate accounts	40,658	39,233	41,002
Total interest on deposits	51,387	49,000	50,548
Interest on FHLB advances	43,119	29,063	26,822
Interest on short-term borrowings	4,382	2,331	2,620
Interest on long-term debt			1,699
Total interest expense	98,888	80,394	81,689
Net interest income	62,754	60,438	54,656
Provision for loan losses	2,745	2,765	2,405
Net interest income after provision for loan losses	60,009	57,673	52,251
Other Income
Net gain on sale of loans	128	1,392	1,019
Gain on sale of investment and mortgage-backed securities	144	37	306
Brokerage fees	1,793	1,271	871
Commissions on insurance	2,837	1,951	1,850
Service charges and fees on deposit accounts	7,593	6,586	5,814
Loan servicing fees	1,883	1,176	1,235
Real estate operations, net	377	88	(363)
Other	3,555	2,813	2,625
Total other income	18,310	15,314	13,357
Non-Interest Expense
Salaries and employee benefits	28,008	25,625	22,263
Occupancy costs	3,738	3,203	3,316
Marketing	1,579	1,316	1,264
Depreciation, amortization, rental and maintenance of equipment	3,914	3,328	2,717
FDIC insurance premiums	406	728	709
Other	10,239	9,080	9,889
Total non-interest expense	47,884	43,280	40,158
Income before income taxes	30,435	29,707	25,450
Income tax expense	10,507	10,400	8,571
Net income before extraordinary loss	19,928	19,307	16,879
Extraordinary loss on extinguishment of debt (net of related
income tax benefit of $173)			(340)
Net income	$ 19,928	$ 19,307	$ 16,539
Earnings Per Common Share
Income before extraordinary loss
Basic	$ 1.49	$ 1.44	$ 1.24
Diluted	1.47	1.40	1.20
Extraordinary loss on extinguishment of debt, net of related income tax
Basic			(0.02)
Diluted			(0.03)
Net income
Basic	1.49	1.44	1.22
Diluted	1.47	1.40	1.17
Average Number of Shares Outstanding
Basic	13,341	13,451	13,572
Diluted	13,559	13,786	14,101
Dividends Per Common Share	$ 0.56	$ 0.48	$ 0.42

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated Other Comprehensive Income (Loss)
		Additional Paid-in Capital
	Common Stock		Retained Income		Treasury Stock
					Shares	Amount	Total
	(dollar amounts in thousands)
Balance at September 30, 1997	$ 148	$ 28,901	$ 88,787	$ 1,156	1,370	$ (7,464)	$ 111,528
Net income			16,539				16,539
Other comprehensive income:
Unrealized net gain on securities available for sale, net of income tax				1,039			1,039
Total comprehensive income							17,578
Common stock issued pursuant to stock option and employee benefit plans	2	1,407					1,409
Cash dividends ($.42 per share)			(5,700)				(5,700)
Treasury stock purchased					5	(101)	(101)
Cash payment for fractional shares related to pooling			(5)				(5)
Cash dividends paid by pooled company prior to merger			(117)				(117)
Equity adjustment of pooled company for the nine months ended September 30, 1997			571				571
Balance at September 30, 1998	150	30,308	100,075	2,195	1,375	(7,565)	125,163
Net income			19,307				19,307
Other comprehensive income:
Unrealized net loss on securities available for sale, net of income tax				(3,826)			(3,826)
Total comprehensive income							15,481
Common stock issued pursuant to stock option and employee benefit plans	2	1,379					1,381
Cash dividends ($.48 per share)			(6,468)				(6,468)
Treasury stock purchased					506	(9,676)	(9,676)
Balance at September 30, 1999	152	31,687	112,914	(1,631)	1,881	(17,241)	125,881
Net income			19,928				19,928
Other comprehensive income:
Unrealized net gain on securities available for sale, net of income tax				164			164
Total comprehensive income							20,092
Common stock issued pursuant to stock option and employee benefit plans	1	687					688
Cash dividends ($.56 per share)			(7,476)				(7,476)
Treasury stock purchased					94	(1,334)	(1,334)
Balance at September 30, 2000	$ 153	$ 32,374	$125,366	$ (1,467)	1,975	$(18,575)	$ 137,851

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2000	1999	1998
Operating Activities	(dollar amounts in thousands)
Net income	$ 19,928	$ 19,307	$ 16,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,977	2,450	2,002
Gain on sale of loans, net	(128)	(1,392)	(1,019)
Gain on sale of investments and mortgage-backed securities, net	(144)	(37)	(306)
(Gain) loss on sale of property and equipment, net	(191)	4	8
(Gain) loss on sale of real estate owned, net	19	(102)	(23)
Amortization of unearned discounts/premiums on investments, net	899	689	(342)
Increase (decrease) in deferred loan fees and discounts	228	714	(383)
(Increase) decrease in receivables and prepaid expenses	(4,228)	880	(3,079)
Provision for loan losses	2,745	2,765	2,405
Write downs of real estate acquired in settlement of loans	14	13	275
Deferred tax expense	(2,290)	6,835	7,231
Proceeds from sales of loans held for sale	48,397	203,117	173,042
Origination of loans held for sale	(51,163)	(193,794)	(182,999)
Increase (decrease) in accounts payable and accrued expenses	4,428	(2,219)	(3,913)
Amortization of discount on long-term debt			630
Net cash provided by operating activities	21,491	39,230	10,068
Investing Activities
Proceeds from maturity of investments	1,900	9,434	16,226
Proceeds from sales of investment securities available for sale	1,994		50,013
Purchases of investment securities available for sale	(2,238)	(2,007)	(26,093)
Purchase of FHLB stock	(9,400)	(4,925)	(3,149)
Increase in loans, net	(239,411)	(188,262)	(158,439)
Proceeds from sales of mortgage-backed securities available for sale	47,860	1,625	24,095
Repayments on mortgage-backed securities available for sale	27,958	61,552	53,388
Purchases of mortgage-backed securities available for sale		(102,542)	(22,092)
Proceeds from sales of real estate owned	591	855	7,046
Net purchase of office properties and equipment	(10,320)	(8,587)	(1,902)
Net cash used in investing activities	(181,066)	(232,857)	(60,907)
Financing Activities
Net increase in checking, passbook and money market fund accounts	30,951	52,676	34,004
Net increase (decrease) in certificates of deposit	(9,504)	2,732	6,448
Net proceeds of FHLB advances	172,000	123,000	51,923
Net increase (decrease) in securities sold under agreements to repurchase	(24,719)	44,549	(29,454)
Net increase in other borrowings	3,500	4,750	4,000
Retirement of Senior Notes			(19,763)
Increase (decrease) in advances by borrowers for taxes and insurance	(690)	442	(18)
Proceeds from exercise of stock options	688	1,381	1,409
Dividends paid	(7,476)	(6,468)	(5,700)
Treasury stock purchased	(1,334)	(9,676)	(106)
Equity adjustment of merged company			571
Cash dividend paid by pooled company			(117)
Net cash provided by financing activities	163,416	213,386	43,197
Net increase (decrease) in cash and cash equivalents	3,841	19,759	(7,642)
Cash and cash equivalents at beginning of period	60,151	40,392	48,034
Cash and cash equivalents at end of period	$ 63,992	$ 60,151	$ 40,392
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 98,379	$ 80,362	$ 78,588
Income taxes	11,694	(495)	7,008
Loans foreclosed	1,018	635	3,162
Loans securitized into mortgage-backed securities	142,151		52,341
Unrealized net gain (loss) on securities available for sale, net of income tax	164	(3,826)	1,039

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000, 1999 and 1998

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

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

The Company's other comprehensive income for the years ended September 30, 2000, 1999 and 1998 and accumulated other comprehensive income as of September 30, 2000, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the years ended September 30, 2000, 1999 and 1998 follows:
	2000	1999	1998
Unrealized holding gains (losses) arising during period	$ 258	$ (3,803)	$ 1,226
Less: reclassification adjustment for realized gains, net of tax	94	23	187
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$ 164	$ (3,826)	$ 1,039

Employee Benefit Plans

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

Mortgage Servicing Rights

SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", requires the recognition of originated mortgage servicing rights ("MSRs") as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 125 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

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

2. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:
	September 30,
	2000	1999
Cash working funds	$ 16,274	$ 18,323
Non-interest-earning demand deposits	1,999	2,003
Deposits in transit	28,959	19,859
Interest-earning deposits	16,760	19,966
Total	$ 63,992	$ 60,151

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

3. Investment and Mortgage-backed Securities Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
State and local government obligations	$ 249	$ 6		$ 255
Mortgage-backed securities
FHLMC	19	2		21
Total	$ 268	$ 8		$ 276

September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
State and local government obligations	$ 249	$ 9		$ 258
Mortgage-backed securities
FHLMC	28	3		31
Total	$ 277	$ 12		$ 289

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2000, by contractual maturity, are shown below.

September 30, 2000
	Amortized Cost	Fair Value
Due after five through ten years	$ 249	$ 255
Mortgage-backed securities	19	21
Total	$ 268	$ 276

There were no sales of investment or mortgage-backed securities held to maturity during fiscal 2000, 1999 and 1998.

4. Investment and Mortgage-backed Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:
	September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 3,241	$ 7	$ 1	$ 3,247
Corporate securities	2,331	17	47	2,301
Mutual funds	370			370
	5,942	24	48	5,918
Mortgage-backed securities:
FHLMC	28,374	302	269	28,407
FNMA	119,307	851	434	119,724
GNMA	14,759	60	173	14,646
CMO's	87,010	5	2,716	84,299
	249,450	1,218	3,592	247,076
Total	$ 255,392	$ 1,242	$ 3,640	$ 252,994

	September 30, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 4,006	$ 16	$ 1	$ 4,021
Corporate securities	2,468	5	44	2,429
Mutual funds	1,119			1,119
	7,593	21	45	7,569
Mortgage-backed securities:
FHLMC	46,938	969	474	47,433
FNMA	23,548	190	358	23,380
GNMA	18,435	161	121	18,475
CMO's	94,947	19	3,037	91,929
	183,868	1,339	3,990	181,217
Total	$ 191,461	$ 1,360	$ 4,035	$ 188,786

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2000
	Amortized Cost	Fair Value
Due in one year or less	$ 1,370	$ 1,369
Due after one year through five years	3,219	3,243
Due after ten years	1,353	1,306
	5,942	5,918
Mortgage-backed securities	249,450	247,076
Total	$ 255,392	$ 252,994

Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,854 in fiscal 2000 resulting in a gross realized gain of $188 and a gross realized loss of $44. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $1,625 in fiscal 1999 resulting in a gross realized gain of $37. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $74,108 in fiscal 1998 resulting in a gross realized gain of $547 and a gross realized loss of $241.

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

6. Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:
	Year Ended September 30,
	2000	1999	1998
Weighted average number of common shares used in basic EPS	13,341,459	13,451,027	13,571,635
Effect of dilutive stock options	217,838	335,044	529,905
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,559,297	13,786,071	14,101,540

7. Loans Receivable

Loans receivable, including loans held for sale, consisted of the following:
	September 30,
	2000	1999
Mortgage loans	$ 1,456,580	$ 1,461,104
Residential construction loans	80,806	92,161
Home equity lines of credit	121,993	86,764
Mobile home loans	63,016	44,561
Commercial business loans	57,381	42,721
Credit cards	11,643	10,831
Other consumer loans	115,339	74,959
	1,906,758	1,813,101
Less:
Allowance for loan losses	15,403	14,570
Loans in process	51,658	55,409
Deferred loan fees and discounts on loans	1,200	972
	68,261	70,951
Total	$ 1,838,497	$ 1,742,150

First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $648,200 and $519,682 at September 30, 2000 and 1999, respectively. Mortgage servicing rights totaled $5,888 and $4,668 at September 30, 2000 and 1999, respectively, and are included in "other assets" on the Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights was $7,239 at September 30, 2000 and $5,847 at September 30, 1999. No valuation allowance was required at September 30, 2000.

The following table summarizes the changes in mortgage servicing rights during 2000 and 1999:

Non-accrual and renegotiated loans are summarized as follows:
	September 30,
	2000	1999
Non-accrual loans	$ 5,881	$ 4,466
Renegotiated loans	2,712	2,724
Total	$ 8,593	$ 7,190

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $489, $544 and $549 for the years ended September 30, 2000, 1999 and 1998, respectively. Recorded interest income on these loans was $269, $268 and $327 for 2000, 1999 and 1998, respectively.

An analysis of changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2000	1999	1998
Balance, beginning of period	$ 14,570	$ 12,781	$ 12,103
Charge-offs	(2,392)	(1,596)	(2,530)
Recoveries	480	620	803
Net charge-offs	(1,912)	(976)	(1,727)
Provision for loan losses	2,745	2,765	2,405
Balance, end of period	$ 15,403	$ 14,570	$ 12,781

At September 30, 2000 and 1999 impaired loans totaled $5,881 and $4,466, respectively. Included in the allowance for loan losses at September 30, 1999 was $59 related to $1,402 of impaired loans. The remainder of the impaired loans at September 30, 2000 and 1999 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2000, 1999 and 1998 was $4,776, $3,933 and $4,882, respectively. No interest income was recognized on impaired loans in 2000 while interest income of $7 and $59 was recognized on impaired loans in 1999 and 1998, respectively, while they were impaired.

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

Residential one-to-four family real estate loans amounted to $1,266,025 and $1,296,523 at September 30, 2000 and 1999, respectively. The Company's multi-family residential loan portfolio of $48,937 and $46,254 at September 30, 2000 and 1999, respectively, are highly dependent on occupancy rates for such properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.

Commercial real estate loans totaled $131,027 and $123,121 and acquisition and development loans and lot loans totaled $91,397 and $87,367 at September 30, 2000 and 1999, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $13,364 at September 30, 2000 and $9,748 at September 30, 1999.

8. Office Properties and Equipment

Office properties and equipment are summarized as follows:

	September 30,
	2000	1999
Land	$ 8,730	$ 5,675
Buildings and improvements	16,119	12,688
Furniture and equipment	19,849	16,372
Leasehold improvements	4,240	4,618
	48,938	39,353
Less, accumulated depreciation and amortization	(19,435)	(17,384)
Total	$ 29,503	$ 21,969

9. Real Estate

Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

		September 30,
		2000	1999
Real estate acquired in settlement of loans		$ 5,689	$ 5,443
Other assets acquired in settlement of loans		206	242
Total		$ 5,895	$ 5,685

Real estate operations are summarized as follows:

	Year Ended September 30,
	2000	1999	1998
Gain (loss) on sale of real estate	$ (19)	$ 102	$ 23
Provision charged as a write-down to real estate	(14)	(13)	(275)
Expenses	(227)	(119)	(126)
Rental income	637	118	15
Total	$ 377	$ 88	$ (363)

10. Deposit Accounts

The deposit balances and related rates were as follows:

	September 30,
	2000		1999
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non-interest-bearing demand accounts	$ 79,813		$ 63,115
NOW accounts	130,125	0.50%	121,537	0.50%
Passbook, statement and other accounts	118,874	2.38	124,362	2.38
Money market accounts	191,481	4.39	180,328	3.67
	520,293	2.28	489,342	2.08
Certificate accounts:
Fixed-rate	696,842	6.05	703,752	5.31
Variable-rate	24,160	5.92	26,754	4.85
	721,002	6.04	730,506	5.29
Total	$ 1,241,295	4.47%	$ 1,219,848	4.01%

Scheduled maturities of certificate accounts were as follows:

	September 30,
	2000	1999
Within one year	$ 526,497	$ 556,605
Within two years	130,669	109,249
Within three years	24,200	30,312
Within four years	8,581	16,703
Within five years	24,125	11,998
Thereafter	6,930	5,639
Total	$ 721,002	$ 730,506

The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $33,007 and $23,702 at September 30, 2000 and 1999, respectively, to secure deposits by various entities.

Certificates of deposit with balances equal to or exceeding $100,000 totaled $160,053 and $157,055, at September 30, 2000 and 1999, respectively.

11. Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,
	2000		1999
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
One year	$ 436,500	6.64%	$ 321,000	5.59%
Three years	55,000	5.11	75,000	5.85
Four years			80,000	5.32
Five years	125,000	6.25
Eight years	25,000	5.57	50,000	5.10
Nine years			25,000	5.57
Ten years	125,000	6.31	43,500	5.02
Total	$ 766,500	6.38%	$ 594,500	5.50%

As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $1,007,653 and $792,667 as of September 30, 2000 and 1999, respectively. Mortgage-backed securities with a book value of $44,260 are also pledged as collateral for advances at September 30, 2000. In addition, all of its FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

12. Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase consisted of the following:

	September 30,
	2000	1999
Investment and mortgage-backed securities with an amortized cost of $52,312 and $80,112 and fair value of $51,219 and $78,062 at September 30, 2000 and 1999, respectively	$ 49,272	$ 73,991

The agreements had a weighted average interest rate of 6.73% and 5.45% at September 30, 2000 and 1999, respectively, and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 2000 and 1999, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $57,138 and $35,323 during 2000 and 1999, respectively, and the maximum amount outstanding at any month-end during 2000 and 1999 was $73,943 and $73,991, respectively.

The Company has a $35,000 funding line with another bank. The rate on the line is indexed to LIBOR.

	September 30,
	2000		1999
	Balance	Rate	Balance	Rate
Line of credit	$ 12,250	8.63%	$ 8,750	7.38%

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

14. Income Taxes

Income tax expense attributable to continuing operations for the years ended September 30, 2000, 1999 and 1998, is comprised of the following:
	Federal	State	Total
2000
Current	$ 12,994	$ (197)	$ 12,797
Deferred	(2,496)	206	(2,290)
Total	$ 10,498	$ 9	$ 10,507
1999
Current	$ 3,549	$ 16	$ 3,565
Deferred	6,829	6	6,835
Total	$ 10,378	$ 22	$ 10,400
1998
Current	$ 1,218	$ 122	$ 1,340
Deferred	7,244	(13)	7,231
Total	$ 8 ,462	$ 109	$ 8,571

A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows:
	Year Ended September 30,
	2000	1999	1998
Expected federal income tax expense	$ 10,652	$ 10,397	$ 8,907
Increases (reductions) in income taxes resulting from:
Change in the beginning-of-the-year valuation allowance for deferred tax assets allocated to income tax expense			(429)
Tax exempt income	(56)	(25)	(54)
South Carolina income tax expense, net of federal income tax effect	6	14	71
Other, net	(95)	14	76
Total	$ 10,507	$ 10,400	$ 8,571
Effective tax rate	34.5%	35.0%	33.7%

As a result of tax legislation in the Small Business Job Protection Act of 1996 ("SBJPA '96"), Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations currently meet this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Associations have recorded the related deferred tax liability in other liabilities.

During the year ended September 30, 1999, the Associations began to recapture bad debt reserves in excess of pre-1988 base year. This amortization will occur through year 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below.
	September 30,
	2000	1999
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$ 5,769	$ 5,412
Net operating loss carryforward	199	505
Unrealized loss on securities available for sale	931	1,044
Other	806	723
Total gross deferred tax assets	7,705	7,684
Less valuation allowance	-	-
Net deferred tax assets	7,705	7,684
Deferred tax liabilities:
Loan fee income adjustments for tax purposes	2,808	2,593
FHLB stock dividends deferred for tax purposes	1,704	1,704
Expenses deducted under economic performance rules	387	315
Excess carrying value of assets acquired for financial reporting purposes over tax basis	2,363	1,913
Tax bad debt reserve in excess of base year amount	402	518
Book over tax basis in subsidiary	10,638	13,283
Other	103	235
Total gross deferred tax liabilities	18,405	20,561
Net deferred liability (included in other liabilities)	$ (10,700)	$ (12,877)

A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $113 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $2,290.

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

The consolidated financial statements at September 30, 2000 and 1999 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Associations' stock.

15. Benefit Plans

Stock Option Plans

On September 27, 1990, the Company's Board of Directors approved the 1990 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 23, 1991. The 1990 plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 319,635 granted under the 1990 Stock Option Plan expire at various dates through October 23, 2007.

On September 25, 1997, the Company's Board of Directors approved the 1997 Stock Option and Incentive Plan which was subsequently approved by the stockholders on January 28, 1998. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 479,460 granted under the 1997 Stock Option Plan expire at various dates through June 22, 2010.

On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. Options covering 31,976, 35,444 and 21,512 shares of common stock at an exercise price of $13.50, $12.66 and $14.06 were granted in lieu of otherwise payable cash compensation of $124, $161 and $100 for the Company's fiscal years ending September 30, 2000, 1999 and 1998, respectively.

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
		2000	1999	1998
Net Income	As reported	$ 19,928	$ 19,307	$ 16,539
	Pro-forma	19,110	18,751	16,108
Earnings per share	As reported
	Basic	$ 1.49	$ 1.44	$ 1.22
	Diluted	1.47	1.40	1.17
	Pro-forma
	Basic	1.43	1.39	1.19
	Diluted	1.41	1.36	1.14

The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.75%, 2.50% and 2.50%, expected volatility of 29%, average risk-free interest rate of 6.29%, 4.78% and 5.55%, and expected lives of 6 years. The weighted average fair value of options granted approximated $4.80 in 2000, $5.59 in 1999 and $6.22 in 1998.

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	813,142	$ 12.31	819,980	$ 9.58	881,078	$ 7.46
Options exercised	(42,551)	10.58	(188,835)	6.18	(192,814)	6.81
Options forfeited	(12,143)	18.18	(5,882)	16.74	(7,202)	10.46
Options granted	329,002	14.99	187,879	17.96	138,918	19.24
Outstanding, September 30	1,087,450	$ 13.13	813,142	$ 12.31	819,980	$ 9.58

The following is a summary of the activity under the stock-based option plans for the years ended September 30, 2000, 1999 and 1998.

Stock options outstanding and exercisable as of September 30, 2000, are as follows:

Range of Exercise Prices			Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 5.82	-	7.63	269,699	$ 7.25	4.35	years
8.02	-	9.75	117,698	9.43	5.16
10.13	-	12.66	100,030	11.37	6.13
13.50	-	15.5	168,960	13.91	8.92
17.00	-	22.75	291,850	18.68	7.47
$ 5.82	-	22.75	948,237

Stock Purchase Plan

On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 35,461 shares of common stock have been made under the plan.

Performance Equity Plan

On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Associations attain specific financial performance criteria. Performance targets for the 1999, 1998 and 1997 year resulted in the awarding of 3,841, 3,230 and 884 shares in the years 2000, 1999 and 1998 to the directors serving the Corporation and the Associations.

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

The Company's matching contribution charged to expense for the years ended September 30, 2000, 1999 and 1998, was $813, $745 and $723, respectively.

The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 2000, 1999 and 1998 totaled $1,032, $1,109 and $993, respectively.

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

The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 2000 and 1999 are shown below:
	2000	1999
Change in benefit obligation:
Benefit obligation at October 1	$ 1,581	$ 1,560
Service cost
Interest cost	115	99
Actuarial (gain) loss		(13)
Benefit payments	(96)	(65)
Benefit obligation at September 30	1,600	1,581
Change in plan assets:
Fair value of plan assets at October 1
Actual return on plan assets
Employer contributions	120	65
Plan participants' contributions	20	20
Benefit payments	(140)	(85)
Fair value of plan assets at September 30	-	-
Funded status:
As of end of year	(1,600)	(1,581)
Unrecognized transition (asset) obligation	946	1,024
Unrecognized prior-service cost
Unrecognized net (gain) loss	26	3
Accrued postretirement benefit expense	$ (628)	$ (554)

An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2000 and 1999, by $165 and $163 and the aggregate of service and interest cost by $12 and $11, respectively.

The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 2000, 1999 and 1998 are shown below:
	2000	1999	1998
Interest Cost	$ 115	$ 99	$ 98
Amortization of transition (asset) obligation	78	79	79
Amortization of net (gain) loss		-	(24)
Net pension expense	$ 193	$ 178	$ 153

Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:
	2000	1999
Discount rate	7.50%	7.50%

16. Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $19,723 at September 30, 2000. These were principally single-family loan commitments. Other loan commitments totaled $2,983 at September 30, 2000.

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

The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $202,815, $196,283 and $153,161 at September 30, 2000, 1999 and 1998, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Interest Rate Cap

In connection with its asset/liability management program the Company purchased an interest rate cap agreement with a counterparty on September 30, 1999. The purchase was made at a premium of $338 for the purpose of hedging potential increases in interest rates on short-term liabilities. The Company is not a dealer, does not make a market in cap agreements and will not trade the instrument. The Board of Directors' approved policy governing the use of these instruments strictly forbids speculation of any kind. The cap agreement has a notional principal amount of $25,000 and matures September 30, 2002. As of September 30, 2000 the strike price was 6.25 percent versus three month LIBOR. Unamortized fees related to the cap as of September 30, 2000 totaled $225 and the fair value of the interest rate cap was $203.

Lease Commitments

The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases were as follows:

September 30, 2000
One year	$ 1,201
Two years	1,138
Three years	1,095
Four years	949
Five years	139
Thereafter	389
Total	$ 4,911

Rental expenses under operating leases were $1,146, $1,104 and $1,022 in 2000, 1999 and 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Associations to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2000, that the Associations meet all capital adequacy requirements to which they are subject.

As of September 30, 2000, the Associations were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Associations must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

The Associations' actual capital amounts and ratios are also presented in the table.
First Federal:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2000:
Tangible capital (to Total Assets)	$ 100,174	6.55%	$ 22,954	1.50%
Core capital (to Total Assets)	100,174	6.55	61,211	4.00	$ 76,514	5.00%
Tier I capital (to Risk-based Assets)	100,174	9.69			62,017	6.00
Risk-based capital (to Risk-based Assets)	109,115	10.56	82,689	8.00	103,361	10.00

As of September 30, 1999:
Tangible capital (to Total Assets)	$ 88,522	6.37%	$ 20,837	1.50%
Core capital (to Total Assets)	88,522	6.37	55,567	4.00	$ 69,458	5.00%
Tier I capital (to Risk-based Assets)	88,522	9.55			55,597	6.00
Risk-based capital (to Risk-based Assets)	97,543	10.53	74,129	8.00	92,661	10.00

Peoples Federal	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2000:
Tangible capital (to Total Assets)	$ 48,434	6.67%	$ 10,896	1.50%
Core capital (to Total Assets)	48,434	6.67	29,056	4.00	$ 36,320	5.00%
Tier I capital (to Risk-based Assets)	48,434	10.28			28,277	6.00
Risk-based capital (to Risk-based Assets)	49,368	10.48	37,702	8.00	47,127	10.00

As of September 30, 1999:
Tangible capital (to Total Assets)	$ 45,062	6.60%	$ 10,235	1.50%
Core capital (to Total Assets)	45,062	6.60	27,293	4.00	$ 34,116	5.00%
Tier I capital (to Risk-based Assets)	45,062	10.40			26,002	6.00
Risk-based capital (to Risk-based Assets)	46,290	10.68	34,669	8.00	43,336	10.00

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

18. Fair Value of Financial Instruments

The following table sets forth the fair value of the Company's financial instruments at September 30, 2000 and 1999:
	September 30,
	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$ 63,992	$ 63,992	$ 60,151	$ 60,151
Investments held to maturity	249	255	249	258
Investments available for sale	5,918	5,918	7,569	7,569
Investment in capital stock of FHLB	39,325	39,325	29,925	29,925
Loans receivable, net	1,829,061	1,815,500	1,735,608	1,736,355
Loans held for sale	9,436	9,436	6,542	6,569
Mortgage-backed securities held to maturity	19	21	28	31
Mortgage-backed securities available for sale	247,076	247,076	181,217	181,217
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	520,293	520,293	489,342	489,342
Certificate accounts	721,002	719,351	730,506	737,357
Advances from FHLB	766,500	757,230	594,500	598,182
Securities sold under agreements to repurchase	49,272	49,272	73,991	73,991
Other short-term borrowings	12,250	12,250	8,750	8,750
Off-balance sheet items:
Mortgage loan commitments	19,723	19,591	21,748	21,671

Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2000, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities, loans held for sale and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

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

The information presented is based on pertinent information available to management as of September 30, 2000. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

19. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.
Statements of Financial Condition

		September 30,
		2000	1999
Assets
Cash and cash equivalents		$ 45	$ 205
Investments		443	843
Mortgage-backed securities available for sale, at fair value		364	510
Investment in subsidiaries		149,777	132,410
Other		160	1,010
Total assets		$ 150,789	$ 134,978
Liabilities and Stockholders' Equity
Accrued expenses		$ 688	$ 347
Other borrowings		12,250	8,750
Stockholders' equity		137,851	125,881
Total liabilities and stockholders' equity		$ 150,789	$ 134,978

Statements of Operations

	Year Ended September 30,
	2000	1999	1998
Income
Equity in undistributed earnings of subsidiaries	$ 17,198	$ 8,246	$ 6,724
Dividend income	4,200	12,200	12,400
Interest income	85	145	795
Gain on sale of investments available for sale			52
Total income	21,483	20,591	19,971
Expenses
Interest expense	805	449	1,727
Salaries and employee benefits	917	855	922
Stockholder relations and other	625	593	1,258
Total expense	2,347	1,897	3,907
Net income before tax	19,136	18,694	16,064
Income tax benefit	(792)	(613)	(475)
Net income	$ 19,928	$ 19,307	$ 16,539

Statements of Cash Flows

	Year Ended September 30,
	2000	1999	1998
Operating Activities
Net income	$ 19,928	$ 19,307	$ 16,539
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(17,198)	(8,246)	(6,724)
Depreciation		15	15
Amortization			10
(Increase) decrease in accrued income and deferred expenses	850	(341)	339
Increase (decrease) in accrued expenses	341	35	(95)
Net cash provided by operating activities	3,921	10,770	10,084
Investing Activities
Repayments on mortgage-backed securities	141	509	637
Proceeds from sale of mortgage-backed securities available for sale			816
Proceeds from sale of investments			5,794
Proceeds from maturing investments available for sale			1,000
Net redemption of mutual funds	400	50	1,755
Equity investment in subsidiary		(1,510)	(350)
Net cash provided by (used in) investing activities	541	(951)	9,652
Financing Activities
Retirement of senior notes			(19,763)
Net increase in other borrowings	3,500	4,750	4,000
Proceeds from exercise of stock options	688	1,381	1,409
Treasury stock purchased	(1,334)	(9,676)	(106)
Purchase of stock			(73)
Dividends paid	(7,476)	(6,468)	(5,700)
Net cash used in financing activities	(4,622)	(10,013)	(20,233)
Net decrease in cash and cash equivalents	(160)	(194)	(497)
Cash and cash equivalents at beginning of period	205	399	896
Cash and cash equivalents at end of period	$ 45	$ 205	$ 399
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 805	$ 449	$ 1,882
Income taxes	11,694	(150)	6,430
Unrealized net gain (loss) on securities available for sale, net of income tax	(3)	(21)	3

20. Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2000, 1,302,221 shares had been purchased or transferred to the plan and remain in the plan.

21. Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2000
Total interest income	$ 37,997	$ 39,409	$ 41,228	$ 43,008	$ 161,642
Net interest income	15,617	15,749	15,890	15,498	62,754
Provision for loan losses	840	690	640	575	2,745
Income before income taxes	7,280	7,634	7,790	7,731	30,435
Net income	4,767	4,925	5,100	5,136	19,928
Earnings per common share:
Basic	$ 0.36	$ 0.37	$ 0.38	$ 0.39	$ 1.49
Diluted	0.35	0.36	0.38	0.38	1.47
1999
Total interest income	$ 34,414	$ 34,142	$ 35,637	$ 36,639	$ 140,832
Net interest income	14,648	14,695	15,548	15,547	60,438
Provision for loan losses	660	585	760	760	2,765
Income before income taxes	7,168	7,126	7,600	7,813	29,707
Net income	4,659	4,633	4,941	5,074	19,307
Earnings per common share:
Basic	$ 0.34	$ 0.34	$ 0.37	$ 0.38	$ 1.44
Diluted	0.33	0.34	0.36	0.37	1.40

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
Name	Age (1)	Position
A. Thomas Hood	54	President and Chief Executive Officer of the Company and
		President and Chief Executive Officer of First Federal

John L. Ott, Jr.	52	Senior Vice President of the Company and Senior Vice
		President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	53	Senior Vice President of the Company and Senior Vice
		President/Lending Division of First Federal

George N. Magrath, Jr.	47	President and Chief Executive Officer of Peoples Federal

Susan E. Baham	50	Senior Vice President and Chief Financial Officer of the
		Company and First Federal

(1) At September 30, 2000.

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

John L. Ott, Jr. is the Senior Vice President of the Company and First Federal and is responsible for directing and coordinating all retail banking operations, special savings and retirement programs and the sale of non-deposit investment products. He joined First Federal in 1971 and prior to becoming Senior Vice President of Retail Banking in 1985, he was the Senior Vice President for Branch Operations.

Charles F. Baarcke, Jr. is the Senior Vice President of the Company and First Federal. He is responsible for all lending operations, loan servicing and sales. He joined First Federal in 1975 and prior to becoming Senior Vice President for Lending Operations in 1985, he was the Vice President of Lending Operations.

George N. Magrath, Jr. became the President and Chief Executive Officer of Peoples Federal in 1993. Previously, Mr. Magrath was the Executive Vice President of Peoples Federal and was responsible for the general operations of Peoples Federal. Prior to serving as Executive Vice President, Mr. Magrath served as Senior Vice President, Lending.

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

2.	Exhibits
(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation(3)
(3.6)	Amendment to Registrant's Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (10)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (11)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (12)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (13)
(10.13)	Borrowing Agreement with Bankers Bank (14)
(10.14)	Amended Borrowing Agreement with Bankers Bank
(22)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
(27)	Financial Data Schedule

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999.
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 26, 2000.
(11)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(12)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
(13)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(14)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.	Reports on Form 8-K

On September 29, 2000, the Company filed a Form 8-K announcing the extension of its current stock repurchase program to March 31, 2001. Approximately 406,000 shares remained available for purchase under the plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 22, 2000	By:	/s/ A. Thomas Hood
A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ D. Van Smith
	A. Thomas Hood		D. Van Smith
	Director (Principal Executive Officer)		Director

Date:	December 22, 2000	Date:	December 22, 2000

By:	/s/ Susan E. Baham	By:	/s/ Gary C. Banks, Jr.
	Susan E. Baham		Gary C. Banks, Jr.
	Senior Vice President		Director
(Principal Financial Officer)

Date:	December 22, 2000	Date:	December 22, 2000

By:	/s/Paula Harper Bethea	By:	/s/ Paul G. Campbell, Jr.
	Paula Harper Bethea		Paul G. Campbell, Jr.
	Director		Director

Date:	December 22, 2000	Date:	December 22, 2000

By:	/s/ A. L. Hutchinson, Jr.	By:	/s/ Thomas J. Johnson
	A. L. Hutchinson, Jr.		Thomas J. Johnson
	Director		Director

Date:	December 22, 2000	Date:	December 22, 2000

By:	/s/ James C. Murray	By:	/s/ D. Kent Sharples
	James C. Murray		D. Kent Sharples
	Director		Director

Date:	December 22, 2000	Date:	December 22, 2000

Exhibit 10.14

AMENDED AND RESTATED LOAN AGREEMENT

THIS AMENDED AND RESTATED LOAN AGREEMENT (this "Amended Agreement") is made and entered into as of the 14th day of September, 2000, by and between THE BANKERS BANK, a banking corporation organized under the laws of Georgia (the "Lender"), and FIRST FINANCIAL HOLDINGS, INC., a Delaware corporation (the "Borrower").

RECITALS

WHEREAS, the Lender and the Borrower previously entered into a loan agreement (the "Original Agreement") dated as of July 15, 1998 for a principal amount of $25,000,000;

WHEREAS, the Borrower wishes to obtain from the Lender additional financing such that a maximum principal amount of $35,000,000 may be borrowed, and the Lender, on the terms and conditions hereinafter set forth, is willing to lend such sum to the Borrower pursuant to this Amended Agreement; and

WHEREAS, as of September 14th, 2000, $12,250,000 has been advanced to the Borrower under the Original Agreement and thus, the total remaining commitment to lend under the Amended Agreement shall be $22,750,000;

NOW, THEREFORE, for and in consideration of the premises, and the mutual agreements, warranties and representations herein made, the Lender and the Borrower agree as follows:

  - DEFINITIONS
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
    "Financing Documents" means and includes this Amended Agreement and the Original Agreement, the Amended Note, the Amended Pledge Agreement, and all other associated loan and collateral documents including, without limitation, all guaranties, suretyship agreements, stock powers, security agreements, security deeds, subordination agreements, exhibits, schedules, attachments, financing statements, notices, consents, waivers, opinions, letters, reports, records, assignments, documents, instruments, information and other writings related thereto, or furnished by the Borrower to the Lender in connection therewith or in connection with any of the Collateral, and any amendments, extensions, renewals, modifications or substitutions thereof or therefor.
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
    "LIBOR" means the one month London Interbank Offered Rate designated in the Money Rates Section of the Eastern Edition of The Wall Street Journal.
    "Liabilities" means all indebtedness, liabilities, and obligations of the Borrower or any Subsidiary thereof of any nature whatsoever which the Lender may now or hereafter have, own or hold, and which are now or hereafter owing to the Lender regardless of however and whenever created, arising or evidenced, whether now, heretofore or hereafter incurred, whether now, heretofore or hereafter due and payable, whether alone or together with another or others, whether direct or indirect, primary or secondary, absolute or contingent, or joint or several, and whether as principal, maker, endorser, guarantor, surety or otherwise, and also regardless of whether such Liabilities are from time to time reduced and thereafter increased or entirely extinguished and thereafter reincurred, including without limitation the Amended Note and any amendments, extensions, renewals, modifications, or substitutions thereof or therefor.
    "Loan" shall have the meaning set forth in Section 2.1 hereof.
    "Material Adverse Change" means any act, omission, event or circumstance that would entail loss, liability, damage, or expense to the Borrower or any Subsidiary equal to or in excess of $1,200,000 in any single act, omission, event or circumstance, or $1,200,000 in the aggregate, for which amount Borrower has not previously provided a reserve or specific allocation.
    "Amended Note" shall have the meaning set forth in Section 2.2 hereof.
    "Person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, or government or any agency or political subdivision thereof.
    "Pledge Agreement" shall have the meaning set forth in Section 2.4(a) hereof.
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
  - THE LOAN
    Subject to the terms and conditions of this Amended Agreement, the Lender agrees to lend to the Borrower the principal sum of up to $35,000,000 (the "Loan") in a series of advances as requested from time to time by the Borrower in a period beginning on the date of this Amended Agreement and ending on the date 24 months after the date of this Amended Agreement. Each such advance, and any advances previously made pursuant to the Original Agreement, will reduce the remaining commitment to lend hereunder and repayments of advances shall not permit the Borrower to receive an additional advance of such funds.
    The Loan shall be evidenced by an amended grid promissory note, in the form attached hereto as Exhibit A, duly executed and delivered by the Borrower in favor of the Lender in exchange and in cancellation of the original grid promissory note issued pursuant to the Original Agreement. This amended grid promissory note and any amendment(s), extension(s), renewal(s), modification(s) or substitution(s) thereof or therefor which is in effect at any particular time is hereinafter called the "Amended Note." The Amended Note shall provide that:
      The Loan shall bear interest at a rate per annum, calculated on the basis of a 360-day year and actual days elapsed, equal to LIBOR plus 200 basis points. This rate will be adjusted based on the LIBOR rate published on the first business day of each calendar month.
      Accrued interest shall be payable quarterly in arrears on the last day of each quarter, commencing September 30, 2000, and continuing to be due on the last day of each quarter (March 31, June 30, September 30, or December 31) thereafter until the loan is paid in full. Interest shall also be due and payable when the Loan shall become due (whether at maturity, by reason of acceleration or otherwise).
      Principal payments on the Loan shall be due in ten equal installments with the first installment due on September 14th, 2003, and each subsequent installment to be paid on the date that is one calendar year subsequent to the due date of the previous installment, with the last installment due on September 14th, 2012. The entire remaining outstanding balance of the Loan, together with all accrued and unpaid interest, shall be due and payable on September 14th, 2012.
      No penalty or premium shall be imposed for the prepayment in whole or in part of the principal balance of the Loan. Any prepayment in full shall be accompanied by the payment in full of all accrued but unpaid interest on the Loan through the prepayment date, whether or not such interest is otherwise due and payable.
      In the event of conflict between the terms of this Section 2.2 and those of the Amended Note, the Amended Note shall control.
    The proceeds of the Loan shall be used by the Borrower for capital management, future expansion, repayment of debt, and/or repurchase of stock.
    To secure the repayment of the Loan:
      The Borrower shall execute and deliver to the Lender an amended and restated stock pledge agreement (the "Amended Pledge Agreement") in the form and substance attached hereto as Exhibit B, and pursuant to which the Borrower shall grant to the Lender a security interest in the Bank Stock. On or before the day the Loan is made, the Borrower shall have delivered to the Lender the certificate(s) representing the Bank Stock together with stock transfer powers for the same in form and substance satisfactory to the Lender. If at any time prior to repayment in full of the Loan the Borrower acquires any additional shares of the Bank Stock, the Borrower shall promptly deliver certificates evidencing such shares of the Bank Stock to the Lender and such additional shares shall be added to the collateral already pledged to the Lender under the Amended Pledge Agreement, and the Lender shall have a security interest in such additional shares.
      If at any time prior to repayment in full of the Loan the aggregate book value (as determined in accordance with generally accepted accounting principles) of the shares of Bank Stock under pledge to the Lender becomes less than $100,000,000, the Borrower shall promptly deliver to the Lender on demand additional collateral of a type and value acceptable to the Lender (and the Lender's judgment in valuing same shall be conclusive) so that the sum of the value of such additional collateral plus the aggregate book value of the Bank Stock then under pledge is equal to or in excess of $100,000,000. In connection with the Borrower's delivery of any additional collateral under this Section 2.4(b), the Borrower will execute any and all security documents as the Lender may request to evidence and perfect the Lender's rights in such additional collateral.
    In connection with the Loan, the Borrower also will deliver to the Lender the resolutions and other agreements or instruments specified in Section 6.5 hereof and such other documents as may be reasonably required by the Lender.
    At closing, which closing shall be considered to take place at the time the Amended Note has been duly executed and delivered by Borrower in favor of the Lender, Borrower shall remit a loan fee of $25,000 (one-quarter percent (.25%) on the additional $10,000,000) to the Lender.
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
    Each financial statement of the Borrower or any Subsidiary which has been delivered to the Lender presents fairly the financial condition of the Borrower or such Subsidiary as of the date indicated therein and the results of its operations for the periods shown therein. The Borrower has filed all forms, reports, and documents required to be filed by the Borrower with the Securities and Exchange Commission since December 31, 1994 (collectively, the "First Financial SEC Reports") except where the failure to file would not have a material adverse effect on the Borrower or its business. The First Financial SEC Reports (i) at the time filed, complied in all material respects with the applicable requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as the case may be, and (ii) did not at the time they were filed (or if amended or superseded by a filing prior to the date of this Amended Agreement, then on the date of such filing) contain any untrue statement of a material fact or omit to state a material fact required to be stated in such First Financial SEC Reports or necessary in order to make the statements in such First Financial SEC Reports, in light of the circumstances under which they were made, not misleading. There has been no Material Adverse Change in the financial condition or operations of the Borrower or any Subsidiary since the date of the most recent financial statements delivered to the Lender or the most recent First Financial SEC Report filed with the Securities and Exchange Commission.
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
    Except for the security interest created by the Amended Pledge Agreement, the Borrower owns the Bank Stock free and clear of all liens, charges, and encumbrances. The Bank Stock is duly issued, fully paid, and non-assessable, and the Borrower has the unencumbered right to pledge the Bank Stock.
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
    The Borrower and each Subsidiary have accurately prepared and timely filed (or caused to be filed) in all material respects all required federal, state, local, or other tax returns and have paid (except as otherwise permitted by Section 4.2 hereof) all governmental taxes and other charges imposed upon it or on any of its properties or assets. The Borrower does not know of any proposed additional tax assessment against it or any Subsidiary.
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
    None of the transactions contemplated in this Amended Agreement (including, without limitation, the use of the proceeds of the Loan) will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934 or any regulations issued pursuant thereto, including, without limitation, Regulations G, T, U, and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Parts 207, 220, 221, and 224. None of the Collateral is "margin stock" within the meaning of Regulation U.
  - AFFIRMATIVE COVENANTS

For so long as this Amended Agreement is in effect, and unless the Lender expressly consents in writing otherwise or to the contrary, the Borrower hereby expressly covenants and agrees as follows:

    The Borrower and each Subsidiary shall promptly furnish to the Lender: (a) copies of all reports which it files or is required to file with the Securities and Exchange Commission under Section 12 or 15 of the Securities Exchange Act of 1934, in each case not later than the date such report is filed or required to be filed (If at any time the Borrower is not subject to the reporting requirements under Section 12 or 15 of the Securities and Exchange Commission, the Borrower shall furnish to the Lender the same information, including, when applicable, audited financial statements, that the Borrower would be required to file with the Securities and Exchange Commission if the Borrower were subject to the reporting requirements under Section 12 or 15.); and (b) copies of the Report of Condition and the Report of Income and Dividends as filed with the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or other primary federal bank regulatory agency (as the case may be).
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
    The Borrow shall permit the Lender's appropriate officers to inspect the financial books and records of Borrower and each Subsidiary, to perform a review of the loan portfolio of each Subsidiary as reasonably deemed necessary, and to review regulatory reports to the extent permitted by the Borrower's and each Subsidiary's regulatory authorities. If the financial books and records are reviewed, the Lender and any participant of the Lender who is given access to that information shall sign a confidentiality agreement.
    The Borrower shall promptly furnish to Lender immediately after the occurrence of a significant change in the management of the Borrower or any Subsidiary, a statement of the Borrower's chief executive officer or chief financial officer setting forth in reasonable detail such change and the action which the Borrower or any Subsidiary proposes to take with respect thereto.
  - NEGATIVE COVENANTS

For so long as this Amended Agreement is in effect, and unless the Lender expressly consents in writing otherwise or to the contrary, the Borrower hereby expressly covenants and agrees to the following negative covenants:

    The Borrower shall not permit the book value (as determined in accordance with generally accepted accounting principles) of the shares of Bank Stock under pledge to the Lender as of the end of any fiscal quarter during the term of this Amended Agreement to be less than $100,000,000.
    The Borrower shall not permit the Total Risk-Based Capital Ratio of the Borrower, if applicable, or any of the Bank Subsidiaries as of the end of any fiscal quarter during the term of this Amended Agreement to be less than 9.0% of risk weighted assets.
    The Borrower shall not, and shall not permit any of the Bank Subsidiaries to, fail to comply with any minimum capital requirement imposed by any of their federal and state regulators.
    The Borrower shall not permit the aggregate earnings of the Bank Subsidiaries, on an annualized basis as of the end of each calendar quarter during the term of this Amended Agreement, to be less than adequate on a prospective basis to pay to the Borrower in the immediately succeeding calendar year legally permissible dividends in amounts sufficient to fund the payments of principal and interest on the Loan required under the Amended Note and this Amended Agreement during such year, except to the extent that new funds available for debt service in an amount sufficient to cover the prospective deficiency are made available to the Borrower in a manner that does not violate any covenant in this Amended Agreement or any other Financing Document.
    Neither the Borrower nor any Bank Subsidiary shall permit its Core Capital to be less than 5.0% of total assets as of the end of any fiscal quarter during the term of this Amended Agreement.
    Neither the Borrower nor any Bank Subsidiary shall permit the ratio of its internally classified assets (including without limitation, "substandard," "doubtful" or "loss"), to the sum of its Core Capital plus its allowances for loan and lease losses to exceed 50%.
    The Borrower shall receive a return on assets (as computed in accordance with generally accepted accounting principles) of at least 0.65% for each fiscal year during the term of this Amended Agreement.
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
    The Borrower shall not, nor permit any Bank Subsidiary to, incur, create, assume or permit to exist any indebtedness or liability for borrowed money in an aggregate in excess of $1,000,000 other than to the Lender, the Borrower, or a wholly-owned Subsidiary of the Borrower, without prior Lender approval, except that this covenant shall not apply to deposits, repurchase agreements, reverse repurchase agreements, reverse dollar roll repurchase agreements, overdrafts, borrowing of federal funds, FHLB advances, and other banking transactions entered into by a Bank Subsidiary in the ordinary course of its business.
    The Borrower shall not in any manner, directly or indirectly, become a guarantor of any obligation of, or an endorser of, or otherwise assume or become liable upon any notes, obligations, or other indebtedness of any other Person (other than a Subsidiary) except in connection with the normal and ordinary course of business.
    Except for the real estate investment trust subsidiary established by First Federal (as outlined in the notice dated April 1, 1998 filed by First Federal with the FDIC and the OTS), without the prior written consent of the Lender, which consent will not be unreasonably withheld, the Borrower shall not permit any Subsidiary (either directly or indirectly by the issuance of rights or options for, or securities convertible into, such shares) to issue, sell or otherwise dispose of any shares of any class of its stock (other than directors' qualifying shares) except to the Borrower or a wholly-owned Subsidiary of the Borrower.
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
  - CONDITIONS PRECEDENT

All of the Lender's obligations under this Amended Agreement, including without limitation any obligation to make any advance of the Loan to the Borrower, are subject to the prior fulfillment of each of the following conditions, and the Borrower shall use its best efforts to cause each of the following conditions to be so fulfilled:

    All representations and warranties of the Borrower contained in this Amended Agreement and in each and every one of the other Financing Documents shall be true, correct, complete, and accurate in all material respects on and as of the date of each advance of the Loan.
    The Borrower and each Subsidiary shall have duly and properly performed in all material respects all covenants, agreements, and obligations required by the terms of this Amended Agreement or any of the other Financing Documents to be performed by the Borrower or the Subsidiary at the closing of the Loan.
    The Borrower shall not have taken or permitted to be taken any actions which would conflict with any of the provisions of Article V hereof.
    Since the date of this Amended Agreement, no Material Adverse Change shall have occurred.
    Prior to the advance of the Loan, the Borrower shall have delivered to the Lender the following described documents:
      This Amended Agreement duly executed by the Borrower;
      The Amended Note duly executed by the Borrower;
      The Amended Pledge Agreement duly executed by the Borrower;
      A Certificate of the Borrower's Secretary or Assistant Secretary, in the form attached hereto as Exhibit C, with respect to the corporate documents of the Borrower and each Bank, the resolutions of the Borrower's directors authorizing the execution of this Amended Agreement and the other Financing Documents, and such other matters as the Lender may reasonably require;
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
      Stock powers covering all of the Bank Stock; and
      Such other documents, instruments, and agreements as may be reasonably required by the Lender or the Lender's counsel in connection with the Loan hereunder.
    No Event of Default or event which, with the giving of notice or passage of time (or both), would constitute an Event of Default under the terms of this Amended Agreement, shall have occurred.
    Prior to the advance of any amount of the Loan such that total advances made pursuant to the Loan exceed $13,000,000, the Lender shall have received commitments from its respondent/correspondent banks to purchase the amounts over $13,000,000 in participations in the Loan.
  - EVENTS OF DEFAULT

  The occurrence of any one or more of the following events will constitute an event of default (herein called an "Event of Default") by the Borrower under this Amended Agreement:

    After written notice from Lender of amount payable, failure of the Borrower punctually to make payment of any amount payable, whether principal or interest or other amount, on any of the Liabilities, whether at maturity, or at a date fixed for any prepayment or partial prepayment, or by acceleration or otherwise.
    If any statement, representation, or warranty of the Borrower made in this Amended Agreement or in any of the other Financing Documents or at any time furnished by or on behalf of the Borrower to the Lender proves to have been untrue, incorrect, misleading, or incomplete in any material respect as of the date made; provided that any such statement, representation, or warranty made prior to the initial advance under this Amended Agreement may be cured by a corrective statement, representation, or warranty identified as such and delivered in writing to the Lender prior to the earlier to occur of 30 days from the date of this Amended Agreement or the business day before the initial advance is made under this Amended Agreement.
    Failure of the Borrower to comply with the covenants set forth in Sections 5.1, 5.2, and 5.5 hereof, which failure is not cured as of the end of the fiscal quarter following the fiscal quarter as to which such failure occurred (i.e., the Borrower shall have one fiscal quarter to cure such failure).
    Failure of the Borrower to comply with any of the other covenants set forth in Article V hereof, which failure is not cured within 30 days after notice from the Lender to the Borrower.
    Failure of the Borrower to comply with any of the other covenants set forth in this Amended Agreement, which failure is not cured within 30 days after notice from the Lender to the Borrower.
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
    Any other Material Adverse Change occurs in the Borrower's financial condition.
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
    If any Person or group of Persons acting in concert (other than a Person or group of Persons which controls Borrower as of the date of this Amended Agreement) shall at any time after the date of the Amended Agreement acquire control of the Borrower, as such term is defined by the Change in Bank Control Act of 1978, as amended, 12 U.S.C. Section 1817(j), and the rules and regulations adopted thereunder.
    If the Borrower ceases to own 100% of the issued and outstanding capital stock of, or to control, either Bank, or ceases to control any of the Bank Subsidiaries.
  - REMEDIES UPON DEFAULT
    Upon the occurrence of an Event of Default:
      Any of the Liabilities may (notwithstanding any provisions contained therein or herein to the contrary), at the option of the Lender and without presentment, demand, notice, or protest of any kind (all of which are expressly waived by the Borrower in this Amended Agreement), be declared due and payable, whereupon they immediately will become due and payable;
      The Lender may also, at its option, and without notice or demand of any kind, exercise from time to time any and all rights and remedies available to it under this Amended Agreement or under any of the other Financing Documents, as well as exercise from time to time any and all rights and remedies available to a secured party when a debtor is in default under a security agreement as provided in the Uniform Commercial Code of Georgia, or available to the Lender under any other applicable law or in equity, including without limitation the right to any deficiency remaining after disposition of the Collateral; and
      The Borrower shall pay all of the reasonable and documented costs and expenses incurred by the Lender in enforcing its rights under this Amended Agreement and the other Financing Documents. In the event any claim under this Amended Agreement or under any of the other Financing Documents is referred to an attorney for collection, or collected by or through an attorney at law, the Borrower will be liable to the Lender for all reasonable and documented expenses incurred by it in seeking to collect the Liabilities or to enforce its rights hereunder, in the other Financing Documents, or in the Collateral, including, without limitation, reasonable and documented attorneys' fees.
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
  - MISCELLANEOUS
    Time is of the essence of this Amended Agreement.
    This Amended Agreement, together with all of the other Financing Documents, supersedes all prior discussions, understandings, and agreements by and between the Borrower and the Lender with respect to the Loan and the Collateral, and together they constitute the sole and entire agreement between the parties.
    This Amended Agreement and the security interests and security title conveyed under the Financing Documents shall remain in full force and effect until such time as (i) the Liabilities are repaid in full, (ii) the Lender is under no obligation to make loans or other financial accommodations to the Borrower, and (iii) either party in writing notifies the other that it is thereby terminating this Amended Agreement.
    The Lender will not be deemed as a consequence of any act, delay, failure, omission, or forbearance (including without limitation failure to exercise its rights of accelerating the maturity of any of the Liabilities or other indulgences granted from time to time by the Lender) or for any other reason: (i) to have waived, or to be estopped from exercising, any of its rights or remedies under this Amended Agreement or under any of the other Financing Documents; or (ii) to have modified, changed, amended, terminated, rescinded, or superseded any of the terms of this Amended Agreement or of any of the other Financing Documents unless such waiver, modification, amendment, change, termination, rescission, or supersession is express, in writing, and signed by a duly authorized officer of the Lender. No single or partial exercise by the Lender of any right or remedy will preclude other or further exercise thereof or preclude the exercise of any right or remedy, and a waiver expressly made in writing on one occasion will be effective only in that specific instance and only for the precise purpose for which given, and will not be construed as a consent to or a waiver of any right or remedy on any future occasion.
    Except as provided otherwise in this Amended Agreement, all notices and other communications under this Amended Agreement are to be in writing and are to be deemed to have been duly given and to be effective upon delivery to the party to whom they are directed. If sent by U.S. mail, first class, certified, return receipt requested, postage prepaid, and addressed to the Lender or to the Borrower at their respective addressees set forth below, such notices, demands and other communications are to be deemed to have been delivered on the second business day after being so posted.

If to the Lender:	The Bankers Bank
2410 Paces Ferry Road
600 Paces Summit
Atlanta, Georgia 30339
Attn: Michael Bailey, Vice President

If to the Borrower:	First Financial Holdings, Inc.
2440 Mall Drive
Suite 100
Charleston, South Carolina 29406
Attn: A. Thomas Hood
President and Chief Executive Officer

    Either the Lender or the Borrower may, by written notice to the other, designate a different address for receiving notices under this Amended Agreement; provided, however, that no such change of address will be effective until written notice thereof is actually received by the party to whom such change of address is sent.

    The Borrower may not, without the consent of the Lender, assign or transfer any of its rights or duties hereunder or under any of the other Financing Documents.
    The Lender may at any time grant participation in or sell, assign, transfer, or otherwise dispose of, all or any portion of the indebtedness of the Borrower outstanding pursuant to this Amended Agreement and the Amended Note; provided, however, that no such participant, nor any of its successors or assigns, may be a direct competitor of the Borrower. The Borrower hereby agrees that any holder of a participation in, and any assignee or transferee of, all or any portion of any amount owed by the Borrower under this Amended Agreement and the Amended Note (i) shall be entitled to the benefits of the provisions of this Amended Agreement as the Lender hereunder, and (ii) may exercise any and all rights of the banker's lien, set-off, or counterclaim with respect to any and all amounts owed by the Borrower to such assignee, transferee, or holder as fully as if such assignee, transferee, or holder had made the Loan in the amount of the obligation in which it holds a participation or which is assigned or transferred to it.
    All statements, reports, certificates, opinions, and other documents or information furnished to the Lender under the Financing Documents shall be supplied by the Borrower without cost to the Lender. Further, the Borrower shall reimburse the Lender on demand for all reasonable costs and expenses (including legal fees and recording costs) incurred by the Lender in connection with the preparation of the Financing Documents whether or not the loan is closed, and for all costs and expenses (including legal fees and recording costs) incurred by the Lender in connection with the interpretation, operation, and enforcement of the Financing Documents or the protection or preservation of any right or claim of the Lender with respect to the Financing Documents.
    The Borrower will pay all taxes (if any) in connection with this Amended Agreement, any of the other Financing Documents, any loan made in connection with this Amended Agreement, or the issuance or ownership of any of the Financing Documents and in connection with any modification of this loan, this Amended Agreement, or any of the Financing Documents (excluding, however, any taxes imposed upon or measured by the net income of the Lender), and will save the Lender harmless without limitation as to time against any and all liabilities with respect to all such taxes. The obligations of the Borrower under this section shall survive the payment of the Liabilities and the termination of this Amended Agreement.
    In addition to any other amounts payable by Borrower under this Amended Agreement, Borrower hereby agrees to pay and indemnify Lender from and against all claims, liabilities, losses, costs, and expenses (including, without limitation, reasonable attorneys' fees and expenses) which Lender may (other than as a result of the gross negligence or willful misconduct of Lender), incur or be subject to as a consequence, directly or indirectly, of (i) any breach by Borrower of any warranty, term, or condition in, or the occurrence of any default under, this Amended Agreement or any other Financing Document, including all fees or expenses resulting from the settlement or defense of any claims or liabilities arising as a result of any such breach or default, (ii) allegations of participation or interference by Lender in the management, contractual relations, or other affairs of Borrower or any Subsidiary, (iii) allegations that Lender has joint liability with Borrower or any Subsidiary for any reason, and (iv) any suit, investigation, or proceeding as to which Lender or such participant is involved as a consequence, directly or indirectly, of its execution of this Amended Agreement or any other Financing Document, or any other event or transaction contemplated by any of the foregoing. The obligations of Borrower under this Section 9.10 shall survive the termination of this Amended Agreement. The foregoing indemnities shall not apply to any claims, liabilities, losses, costs or expenses which are caused in whole or in part by Lender's gross negligence or willful misconduct.
    Upon the occurrence of an Event of Default hereunder, the Lender, without notice or demand of any kind, may hold and set off against such of the Liabilities (whether matured or unmatured) as the Lender may elect, any balance or amount to the credit of the Borrower in any deposit, agency, reserve, holdback, or other account of any nature whatsoever maintained by or on behalf of the Borrower with the Lender at any of its offices, regardless of whether such accounts are general or special and regardless of whether such accounts are individual or joint. The Lender agrees to notify Borrower promptly after any such set off and application. Any Person purchasing an interest in debt obligations under this Amended Agreement held by the Lender may exercise all rights of offset with respect to such interest as fully as if such Person were a holder of debt obligations hereunder in the amount of such interest.
    If at any time the Lender upon advice of its counsel shall determine that any further document shall be reasonably required to effect this Amended Agreement and the transactions and other agreements contemplated thereby, the Borrower shall, and shall cause its Subsidiaries to, execute and deliver such document and otherwise carry out the purposes of this Amended Agreement.
    This Amended Agreement and all of the other Financing Documents have been made and delivered in the State of Georgia, and the terms, provisions, and performance thereof are in all respects, including without limitation all matters of construction, interpretation, validity, enforcement, and performance, to be construed in accordance with and governed by the laws of that State, including without limitation the Uniform Commercial Code of Georgia, as amended from time to time. Wherever possible, each provision of this Amended Agreement and of each and every one of the other Financing Documents is to be interpreted in such manner as to be effective and valid under applicable law, but if any provision thereof is prohibited or invalid under such law, such provision is to be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Amended Agreement or of any of the other Financing Documents.
    "Herein," "hereof," and "hereunder" and other words of similar import refer to this Amended Agreement as a whole and not to any particular article, paragraph, section, or other subdivision. The titles of the Articles appear as a matter of convenience only and shall not affect the interpretation hereof.
    This Amended Agreement may not be amended, supplemented, or otherwise modified except by an instrument in writing signed by each of the parties hereto.
    Unless specifically authorized in writing by the Borrower, the Lender shall hold all non-public information obtained pursuant to this Amended Agreement in accordance with the Lender's customer procedures for handling confidential information of this nature and in accordance with safe and sound banking practices.
    The representations and warranties of Borrower contained herein shall terminate immediately upon the expiration of the term of this Amended Agreement or any extension thereof and the repayment in full of all principal and interest and any other amounts due under the Amended Note or this Amended Agreement.

IN WITNESS WHEREOF, the Lender has executed this Amended Agreement, and the Borrower has executed this Amended Agreement and placed its seal hereon, all as of the day and year first above written.

BORROWER:

First Financial Holdings, Inc

By:	/s/ A. Thomas Hood
A. Thomas Hood
Title:	President and Chief Executive Officer

Attest:	/s/ Phyllis B. Ainsworth

Title:	Vice President and Corporate Secretary

[CORPORATE SEAL]

LENDER:

THE BANKERS BANK

By:	/s/ Michael Bailey
Michael Bailey
Title:	Vice President

Attest:	/s/ Susan E. Baham

Title:	Senior Vice President, First Financial Holdings, Inc.

EXHIBIT 22

Subsidiaries of the Registrant

PARENT

First Financial Holdings, Inc.

Subsidiaries (a)	Percentage of Ownership	Jurisdiction or State of Incorporation

First Federal Savings and Loan Association of Charleston	100%	United States

Peoples Federal Savings and Loan Association	100%	United States

First Southeast Investor Services, Inc.	100%	South Carolina

Charleston Financial Services (b)	100%	South Carolina

The Carolopolis Corporation (b)	100%	South Carolina

Broad Street Holdings, Inc. (b)	100%	North Carolina

Broad Street Investments, Inc. (c)	100%	North Carolina

First Southeast Fiduciary and Trust Services, Inc. (b)	100%	South Carolina

First Reinsurance Holdings, Inc. (b)	100%	South Carolina

First Southeast Reinsurance, Inc. (d)	100%	Vermont

First Southeast Insurance Services, Inc. (e)	100%	South Carolina

Coastal Carolina Corporation (e)	100%	South Carolina

(a)	The operations of the Company's wholly-owned subsidiaries are included in the Company's consolidated financial statements.

(b)	Second-tier subsidiaries of the Registrant. Wholly-owned by First Federal.

(c)	Third-tier subsidiary of the Registrant. Wholly-owned by Broad Street Holdings, Inc.

(d)	Third-tier subsidiary of the Registrant. Wholly-owned by First Reinsurance Holdings, Inc.

(e)	Second-tier subsidiaries of the Registrant. Wholly-owned by Peoples Federal.

EXHIBIT 23

Consent of Independent Auditors

The Board of Directors

First Financial Holdings, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-57855) on Form S-8 of First Financial Holdings, Inc. of our report dated October 24, 2000, relating to the consolidated statements of financial condition of First Financial Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000, which report appears in the September 30, 2000, annual report on Form 10-K of First Financial Holdings, Inc.

/s/ KPMG LLP

Greenville, South Carolina
December 22, 2000