Form 10-Q
period 2000-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2001-02-14
CIK 787075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2000

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
Class	Outstanding Shares at
Common Stock	January 31, 2001

$.01 Par Value	13,331,724

FIRST FINANCIAL HOLDINGS, INC.
INDEX
PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at December 31, 2000 and September 30, 2000

Consolidated Statements of Income for the Three	2
Months Ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the	3
Three months Ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements	4-6

Management's Discussion and Analysis of Results	6-12
of Operations and Financial Condition

PART II - OTHER INFORMATION	13-14

SIGNATURES	15

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2000	2000
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 72,316	$ 63,992
Investments held to maturity (market value of $255)		249
Investments available for sale, at fair value	4,811	5,918
Investment in capital stock of FHLB, at cost	39,445	39,325
Loans receivable, net of allowance of $15,438 and $15,403	1,835,315	1,829,061
Loans held for sale	6,188	9,436
Mortgage-backed securities available for sale, at fair value	265,184	247,076
Mortgage-backed securities held to maturity (market value of $21)		19
Accrued interest receivable	14,038	13,552
Office properties and equipment, net	29,811	29,503
Real estate and other assets acquired in settlement of loans	4,364	5,895
Other assets	14,514	12,485
Total assets	$ 2,285,986	$ 2,256,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,237,049	$ 1,241,295
Advances from Federal Home Loan Bank	750,900	766,500
Securities sold under agreements to repurchase	99,210	49,272
Other short-term borrowings	13,250	12,250
Advances by borrowers for taxes and insurance	1,668	6,255
Outstanding checks	13,515	15,405
Accounts payable and other liabilities	27,336	27,683
Total liabilities	2,142,928	2,118,660

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,308,000 and 15,292,726 shares at December 31, 2000
and September 30, 2000, respectively	153	153
Additional paid-in capital	32,520	32,374
Retained income, substantially restricted	128,171	125,366
Accumulated other comprehensive income (loss)	836	(1,467)
Treasury stock at cost, 1,977,747 and 1,974,933 shares at December 31,
2000 and September 30, 2000, respectively	(18,622)	(18,575)
Total stockholders' equity	143,058	137,851
Total liabilities and stockholders' equity	$ 2,285,986	$ 2,256,511

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2000	1999
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 42,671	$ 37,029
Interest and dividends on investments	892	741
Other	249	227
Total interest income	43,812	37,997
INTEREST EXPENSE
Interest on deposits	13,937	12,433
Interest on borrowed money	13,917	9,947
Total interest expense	27,854	22,380
NET INTEREST INCOME	15,958	15,617
Provision for loan losses	850	840
Net interest income after provision for loan losses	15,108	14,777
OTHER INCOME
Net gain on sale of loans	175	41
Net gain on sale of investment and mortgage-backed securities	308
Brokerage fees	351	437
Commissions on insurance	836	560
Loan servicing fees	505	331
Service charges and fees on deposit accounts	2,133	1,912
Real estate operations, net	41	44
Other	808	786
Total other income	5,157	4,111
NON-INTEREST EXPENSE
Salaries and employee benefits	7,404	7,008
Occupancy costs	1,026	906
Marketing	356	339
Depreciation, amortization, rental and maintenance of equipment	1,127	874
FDIC insurance premiums	67	203
Other	2,758	2,278
Total non-interest expense	12,738	11,608
Income before income taxes	7,527	7,280
Income tax expense	2,657	2,513
NET INCOME	$ 4,870	$ 4,767
NET INCOME PER COMMON SHARE	$ 0.37	$ 0.36
NET INCOME PER COMMON SHARE DILUTED	$ 0.36	$ 0.35

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2000	1999
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 4,870	$ 4,767
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	871	650
Gain on sale of investments and mortgage-backed securities, net	(308)
Gain on sale of real estate owned, net	(18)	(21)
Amortization of unearned discounts/premiums on investments	53	(64)
Increase (decrease) in deferred loan fees and discounts	(101)	205
Increase in receivables and prepaid expenses	(2,515)	(12,134)
Provision for loan losses	850	840
Proceeds from sales of loans held for sale	33,531	13,834
Origination of loans held for sale	(30,283)	(10,876)
Decrease in accounts payable and other liabilities	(8,295)	(9,370)
Net cash used in operating activities	(1,345)	(12,169)
INVESTING ACTIVITIES
Proceeds from maturity of investments	1,365	1,500
Purchase of FHLB stock	(120)	(4,100)
Increase in loans, net	(47,898)	(70,432)
Repayments on mortgage-backed securities	10,523	8,717
Sales of mortgage-backed securities	15,285
Proceeds from the sales of real estate owned	2,567	146
Net purchase of office properties and equipment	(1,179)	(2,489)
Net cash used in investing activities	(19,457)	(66,658)
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(4,246)	16,221
Net proceeds (repayments) of FHLB advances	(15,600)	78,000
Increase (decrease) in securities sold under agreements to repurchase	49,938	(48)
Increase in other borrowed money	1,000
Proceeds from exercise of stock options	146	116
Dividends paid	(2,065)	(1,870)
Treasury stock purchased	(47)
Net cash provided by financing activitie s	29,126	92,419
Net increase in cash and cash equivalent s	8,324	13,592
Cash and cash equivalents at beginning of period	63,992	60,151
Cash and cash equivalents at end of period	$ 72,316	$ 73,743
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$ 33,597	$ 28,554
Income taxes	300	(1,016)
Loans foreclosed	553	491
Loans securitized into mortgage-backed securities	39,877
Unrealized net gain (loss) on securities available for sale, net of income tax	2,303	(1,002)

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
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

The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2000 amounts have been reclassified to conform with the statement presentations for fiscal 2001.

The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.     EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended December 31,
	2000	1999
Weighted average number of common shares used in basic EPS	13,322,734	13,355,663
Effect of dilutive stock options	273,418	270,824
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,596,152	13,626,487

C.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the three months ended December 31, 2000 and 1999 amounted to $7,173,000 and $3,765,000, respectively.

The Corporation's "other comprehensive income (loss)" for the three months ended December 31, 2000 and 1999 and "accumulated other comprehensive income (loss)" as of December 31, 2000 and 1999 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 follows (in thousands):

	Three Months Ended December 31,
	2000	1999
Unrealized holding gains (losses) arising during period, net of tax	$ 2,502	$ (1,002)
Less reclassification adjustment for gains included in net income,
net of tax	199	-
Net unrealized gains (losses) on securities	$ 2,303	$ (1,002)

D.     NATURE OF OPERATIONS

First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment, trust and insurance services through subsidiaries. The Company has a total of 41 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties and a loan origination office in coastal Brunswick County, North Carolina.

E.     MERGERS AND ACQUISITIONS

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

F.     ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarter of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2001.

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at October 1, 2000: an interest rate cap agreement, commitments to originate fixed rate residential loans and forward sales commitments. The Company had no embedded derivative instruments requiring separate accounting treatment.

The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the quarter ended December 31, 2000 includes $175 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.6 million and $6.9 million at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was $70 thousand and $60 thousand at December 31, 2000 and October 1, 2000, respectively. The forward sales commitments totaled $11.6 million and $15.0 million at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was a gain of $18 thousand and a loss of $54 thousand at December 31, 2000 and October 1, 2000, respectively.

The adoption of SFAS No. 133 on October 1, 2000 as well as the impact of applying SFAS No. 133 at December 31, 2000 was not material to the Company's consolidated financial statements.

The Company expects that the adoption of SFAS No. 133 will increase the volatility of reported earning and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period. The Company believes that it is not likely that these amounts will be material in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended December 31, 2000 improved 2.2% to $4.9 million from net income of $4.8 million in the comparable quarter in 1999. Earnings per common share increased to $.37 for the current quarter compared to $.36 in the December 1999 quarter. On a diluted basis, earnings per common share increased to $.36 from $.35 in the comparable period.

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.3 billion at December 31, 2000. During the three months ended December 31, 2000 assets increased $29.5 million, or 5.2% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash, deposits in transit and interest-bearing deposits totaled $72.3 million at December 31, 2000. Investment balances declined in the current three months to $4.8 million principally as a result of maturities. The Company increased its balances in mortgage-backed securities to $265.2 million, growing the portfolio by $18.1 million principally due to $39.9 million in securitizations of single family mortgage loans to mortgage-backed securities.

Loans Receivable

Net loans receivable, including loans held for sale, totaled $1.8 billion at December 31, 2000, increasing only $3.0 million from September 30, 2000 due to the Company's securitization of loans for mortgage-backed securities. The principal use of the Company's funds is the origination of mortgage and other loans. The Company's net increase in loan balances due to cash flows totaled $47.9 million during the quarter ended December 31, 2000. Approximately $30.3 million of single-family loans were also originated for sale in the secondary market during the December 2000 quarter. Sales of mortgage loans totaled $33.5 million in the first three months of fiscal 2001.

The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	December 31, 2000	September 30, 2000	December 31, 1999
Residential (1-4 family)	$ 1,232,628	$ 1,266,025	$ 1,328,208
Other residential	48,545	48,937	46,051
Land and lots	92,881	91,396	85,949
Commercial real estate	134,950	131,028	123,972
Consumer	332,148	311,991	239,374
Commercial business	61,369	57,381	49,440
Total gross loans	$ 1,902,521	$ 1,906,758	$ 1,872,994

The Company continues to emphasize the origination of consumer loans and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $58.7 million at December 31, 2000. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $205.1 million as of December 31, 2000.

The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. In recent years, the Company also added second mortgage and mobile home lending programs on a correspondent basis.

Asset Quality

The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	December 31, 2000	September 30, 2000	December 31, 1999
Non-accrual loans	$ 7,195	$ 5,881	$ 5,010
Loans 90 days or more delinquent (1)	35	29	20
Renegotiated loans	2,709	2,712	2,721
Real estate and other assets acquired in settlement of loans	4,364	5,895	6,139
Total	$ 14,303	$ 14,517	$ 13,890
As a percent of net loans and real estate owned	0.77%	0.79%	0.77%
As a percent of total assets	0.63%	0.64%	0.64%
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

Following is a summary of the reserve for loan losses for the three months ended December 31, 2000 and December 31, 1999 (amounts in thousands).

	2000	1999
Balance at beginning of year	15,403	14,570
Provision charged to operations	850	840
Recoveries of loans previously charged-off	140	150
Loan losses charged to reserves	(955)	(774)
Balance at end of period	15,438	14,786

Net charge-offs totaled $815 thousand in the current quarter compared to $624 thousand in the comparable quarter in fiscal 2000. Consumer net charge-offs increased to $690 thousand compared with $519 thousand in the prior period, principally as a result of higher charge-offs from automobile loans. Annualized net charge-offs as a percentage of average net loans increased to .18% for the three months ended December 31, 2000 from .17% in the three months ended December 31, 1999.

The Company's impaired loans totaled $7.2 million at December 31, 2000, $5.9 million at September 30, 2000 and $5.0 million at December 31, 1999.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2000		September 30, 2000		December 31, 1999
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 209,954	16.97%	$ 209,938	16.91%	$ 200,557	16.22%
Passbook, statement and other accounts	113,391	9.17	118,874	9.58	119,128	9.64
Money market account	185,921	15.03	191,481	15.43	176,719	14.30
Certificate accounts	727,783	58.83	721,002	58.08	739,665	59.84
Total deposits	$ 1,237,049	100.00%	$ 1,241,295	100.00%	$ 1,236,069	100.00%

Deposits declined $4.2 million during the quarter ended December 31, 2000, principally as a result of net withdrawals from savings and money market accounts offset partially from increased certificate of deposit balances. Due to reduced deposit balances, the net growth in assets during the first three months of fiscal 2001 was funded principally through net increases in borrowed funds. Securities sold under agreements to repurchase increased $49.9 million during the first quarter of fiscal 2000, funding net growth in assets and also net declines of $15.6 million in advances from the Federal Home Loan Bank of Atlanta. Competition for deposit funding has strengthened with aggressive marketing being deployed by many financial institutions. The Company's use of wholesale type funding sources results in higher cost of funding than traditional deposit balances.

Stockholders' Equity

Stockholders' equity increased $5.2 million during the three months of fiscal 2001 to total $143.1 million at December 31, 2000. The Company's capital ratio, total capital to total assets, was 6.26% at December 31, 2000, compared to 6.11% at September 30, 2000. During the three months ended December 31, 2000, the Company increased its dividend to stockholders to $.155 compared with $.14 per share in the first three months of fiscal 2000.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2000, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 2000:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 102,913	6.59%	$ 49,420	6.86%
Tangible capital requirement	23,436	1.50	10,800	1.50
Excess	$ 79,477	5.09%	$ 38,620	5.36%

Core capital	$ 102,913	6.59%	$ 49,420	6.86%
Core capital requirement	62,495	4.00	28,799	4.00
Excess	$ 40,418	2.59%	$ 20,621	2.86%

Risk-based capital(a)	$ 111,707	10.46%	$ 50,061	10.42%
Minimum risk-based capital requirement(a)	85,427	8.00	38,421	8.00
Excess(a)	$ 26,280	2.46%	$ 11,640	2.42%
(a) Based on total risk-weighted assets.

For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2000.

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

The Associations' primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Associations' sources of liquidity is subject to various uncertainties beyond the control of the Associations. As a measure of protection, the Associations have back-up sources of funds available, including excess FHLB borrowing capacity and excess liquidity in securities available for sale.

During the current three months, the Company experienced a net cash outflow from investing activities of $19.5 million, consisting principally of a net increase of $47.9 million due to loan growth, offset partially by $11.9 million in repayments and maturities of investment securities and $15.3 million in sales of mortgage-backed securities. Included in investing activities was $1.2 million in net purchases of office properties and equipment and $2.6 million of proceeds from sales of real estate owned. The Company experienced cash outflows of $1.3 million from operating activities. Financing activities during the quarter consisted principally of $49.9 million in securities sold under agreement to repurchase. Advances totaling $15.6 million were repaid and deposit balances declined $4.2 million during the first quarter.

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

First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2000.

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

The following table is a summary of First Financial's one year gap at December 31, 2000 (amounts in thousands):

December 31, 2000
Interest-earning assets maturing or repricing within one year	$ 819,416
Interest-bearing liabilities maturing or repricing within one year	1,491,943
Cumulative gap	$ (672,527)

Gap as a percent of total assets	(29.42)%

The Company's one year gap as a percent of total assets changed from (25.2)% to (29.4)% during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. Certain interest bearing liabilities, such as fixed-rate FHLB advances, are assumed to reprice at the earlier of maturity date or potential call dates. If FHLB advances are not called, maturities may extend.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING December 31, 2000 AND 1999

Net Interest Income

First Financial's net interest income for the three months ending December 31, 2000 was $16.0 million compared with $15.6 million for the comparable quarter in fiscal 1999. The gross interest margin declined from 2.91% in the prior quarter to 2.73% in the current quarter. The net yield on earning assets also declined to 2.92% from 3.10% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee has raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Because of the short-term nature of the Company's liability funding, the average cost of interest-bearing liabilities increased 67 basis points when comparing the two periods. The average yield on interest-earning assets increased from 7.53% in the quarter ended December 31, 1999 to 8.02% in the current quarter, or 49 basis points.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended December 31,
	2000		1999
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$2,122,087	8.04%	$1,963,043	7.55%
Investments and other interest-earning assets	59,665	7.38	55,055	6.96
Total interest-earning assets	$2,181,752	8.02%	$2,018,098	7.53%

Deposits	$1,233,439	4.48%	$1,228,077	4.02%
Borrowings	846,416	6.47	693,749	5.69
Total interest-bearing liabilities	$2,079,855	5.29%	$1,921,826	4.62%

Gross interest margin		2.73%		2.91%
Net interest margin		2.92%		3.10%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended December 31
	2000 versus 1999
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 3,133	$ 2,509	$ 5,642
Investments and other interest-earning assets	101	72	173
Total interest income	3,234	2,581	5,815
Interest expense:
Deposits	55	1,449	1,504
Borrowings	2,446	1,524	3,970
Total interest expense	2,501	2,973	5,474
Net interest income	$ 733	$ (392)	$ 341

Average balances of interest-earning assets increased $163.7 million, or 8.1%, in the December 2000 quarter compared with the December 1999 quarter, contributing to a $733 thousand increase in net interest income due to changes in volume. A decline in the Company's net interest margin from 3.10% in the December 1999 quarter to 2.92% in the December 2000 quarter reduced net interest income by approximately $392 thousand. There can be no assurance that the Company's net margin will not decline further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses totaled $850 thousand, compared to $840 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $815 thousand compared with $624 thousand in the comparable quarter in fiscal 2000. Total loan loss reserves as of December 31, 2000 were $15.4 million, or .84% of the total net loan portfolio compared with $14.8 million, or .82% of the total net loan portfolio at December 31, 1999.

Other Income/Non-Interest Expenses

Total other income increased $1.0 million, or 25.4%, in the December 2000 quarter compared to the December 31, 1999 quarter. Proceeds from the sales of loans held for sale totaled $175 thousand, increasing by $134 thousand from the comparable quarter in fiscal 2000. Fees on deposit accounts improved by 11.6% to $2.1 million in the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999. Commissions on insurance improved $276 thousand, or approximately 49.2% during the current quarter compared to the December 1999 quarter. In June of 2000, the Company acquired the operations of Associated Insurors of Myrtle Beach, South Carolina. Gains on sales of mortgage-backed securities totaled $308 thousand in the current quarter.

Non-interest expense increased $1.1 million, or 9.7%, during the current quarter. Included in the increase in the current quarter are higher personnel costs which increased $396 thousand and higher occupancy and equipment expenses which increased $120 thousand and $253 thousand, respectively, in the current period. The increase in personnel costs was principally due to expansion of customer services and the staffing of three additional retail offices. The Company's initiatives to improve retail sales office communications and infrastrucuture and its adoption of image technology in late fiscal 2000 contributed to the higher equipment expenses. FDIC premiums declined by $136 thousand in the current quarter. Effective January 1, 2000, the Company's banking subsidiaries became subject to lower Financing Corporation assessments charged by the FDIC as costs for banks and thrifts were equalized.

Income Tax Expense

During the first quarter of fiscal 2001 and 2000 the Company's effective tax rate approximated 35.3% and 34.5%, respectively. The actual tax provision was $2.7 million and $2.5 million in the two periods.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 2000.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarter of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2001.

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at October 1, 2000: an interest rate cap agreement, commitments to originate fixed rate residential loans and forward sales commitments. The Company had no embedded derivative instruments requiring separate accounting treatment.

The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the quarter ended December 31, 2000 includes $175 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.6 million and $6.9 million at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was $70 thousand and $60 thousand at December 31, 2000 and October 1, 2000, respectively. The forward sales commitments totaled $11.6 million and $15.0 million at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was a gain of $18 thousand and a loss of $54 thousand at December 31, 2000 and October 1, 2000, respectively.

The adoption of SFAS No. 133 on October 1, 2000 as well as the impact of applying SFAS No. 133 at December 31, 2000 was not material to the Company's consolidated financial statements.

The Company expects that the adoption of SFAS No. 133 will increase the volatility of reported earning and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period. The Company believes that it is not likely that these amounts will be material in the future.

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have a material impact on the Company.

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

As of December 31, 2000, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2000.

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2001 First Financial Annual Meeting of Shareholders held January 31, 2001, there were 11,536,964 shares present in person or in proxy of the 13,324,348 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors. The shareholders elected Gary C. Banks, Jr., Paula Harper Bethea and Paul G. Campbell as directors of the Company for three year terms ending in 2004. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

	For	Withheld
Gary C. Banks, Jr.	11,492,275	44,689
Paula Harper Bethea	11,489,981	46,983
Paul G. Campbell, Jr.	11,491,704	45,260

The continuing directors for the Company are: A. Thomas Hood, A. L. Hutchinson, Jr., Thomas J. Johnson, James C. Murray and D. Van Smith.

Proposal II - Approval of the 2001 Stock Option Plan, as adopted by the Board of Directors on November 21, 2000. The shareholders approved the ratification of the Plan with the total votes as follows:

For	10,198,528
Withheld	1,338,435

Item 6 - Exhibits and Report on Form 8-K.

Exhibits
(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.6)	Amendment to Registrant's Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
(10.16)	2001 Stock Option Plan (16)
(22)	Subsidiaries of the Registrant (15)

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.

Reports on Form 8-K

On October 25, 2000, the Company filed a Form 8-K announcing the earnings release dated October 24, 2000, which included selected financial data for the year and the quarter ended September 30, 2000.

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 14, 2001	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer