Form 10-Q
period 2001-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2001-05-15
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2001

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

Class	Outstanding Shares at
Common Stock	April 30, 2001

$.01 Par Value	13,353,962

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at March 31, 2001 and September 30, 2000

Consolidated Statements of Income for the Three	2
Months Ended March 31, 2001 and 2000

Consolidated Statements of Income for the Six	3
Months Ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for the	4
Six months Ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements	5-7

Management's Discussion and Analysis of Results	8-19
of Operations and Financial Condition

PART II - OTHER INFORMATION	20-22

SIGNATURES	23

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31	September 30,
	2001	2000
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 108,475	$ 63,992
Investments held to maturity (market value of $255)		249
Investments available for sale, at fair value	13,813	5,918
Investment in capital stock of FHLB, at cost	38,495	39,325
Loans receivable, net of allowance of $15,655 and $15,403	1,874,360	1,829,061
Loans held for sale	9,863	9,436
Mortgage-backed securities available for sale, at fair value	245,982	247,076
Mortgage-backed securities held to maturity (market value of $21)		19
Accrued interest receivable	13,941	13,552
Office properties and equipment, net	29,893	29,503
Real estate and other assets acquired in settlement of loans	2,279	5,895
Other assets	14,962	12,485
Total assets	$ 2,352,063	$ 2,256,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,314,130	$ 1,241,295
Advances from Federal Home Loan Bank	720,000	766,500
Securities sold under agreements to repurchase	95,098	49,272
Other short-term borrowings	22,750	12,250
Advances by borrowers for taxes and insurance	3,380	6,255
Outstanding checks	20,316	15,405
Accounts payable and other liabilities	27,783	27,683
Total liabilities	2,203,457	2,118,660

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,337,338 and 15,292,726 shares at March 31, 2001
and September 30, 2000, respectively	153	153
Additional paid-in capital	32,844	32,374
Retained income, substantially restricted	131,897	125,366
Accumulated other comprehensive income (loss)	2,464	(1,467)
Treasury stock at cost, 1,984,032 and 1,974,933 shares at March 31,
2001 and September 30, 2000, respectively	(18,752)	(18,575)
Total stockholders' equity	148,606	137,851
Total liabilities and stockholders' equity	$ 2,352,063	$ 2,256,511

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2001	2000
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 42,651	$ 38,428
Interest and dividends on investments	777	765
Other	351	216
Total interest income	43,779	39,409
INTEREST EXPENSE
Interest on deposits	14,261	12,452
Interest on borrowed money	12,639	11,208
Total interest expense	26,900	23,660
NET INTEREST INCOME	16,879	15,749
Provision for loan losses	1,275	690
Net interest income after provision for loan losses	15,604	15,059
OTHER INCOME
Net gain on sale of loans	468	27
Net gain on sale of investment and mortgage-backed securities	232
Brokerage fees	450	476
Commissions on insurance	891	568
Loan servicing fees	526	316
Service charges and fees on deposit accounts	2,033	1,801
Real estate operations, net	1,090	40
Other	1,001	1,049
Total other income	6,691	4,277
NON-INTEREST EXPENSE
Salaries and employee benefits	7,954	6,938
Occupancy costs	1,037	862
Marketing	376	398
Depreciation, amortization, rental and maintenance of equipment	1,097	952
FDIC insurance premiums	66	74
Other	2,804	2,478
Total non-interest expense	13,334	11,702
Income before income taxes	8,961	7,634
Income tax expense	3,166	2,709
NET INCOME	$ 5,795	$ 4,925
NET INCOME PER COMMON SHARE	$ 0.43	$ 0.37
NET INCOME PER COMMON SHARE DILUTED	$ 0.42	$ 0.36

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2001	2000
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 85,322	$ 75,457
Interest and dividends on investments	1,669	1,506
Other	600	443
Total interest income	87,591	77,406
INTEREST EXPENSE
Interest on deposits	28,198	24,885
Interest on borrowed money	26,556	21,155
Total interest expense	54,754	46,040
NET INTEREST INCOME	32,837	31,366
Provision for loan losses	2,125	1,530
Net interest income after provision for loan losses	30,712	29,836
OTHER INCOME
Net gain on sale of loans	643	68
Net gain on sale of investment and mortgage-backed securities	540
Brokerage fees	801	913
Commissions on insurance	1,727	1,128
Loan servicing fees	1,031	647
Service charges and fees on deposit accounts	4,166	3,713
Real estate operations, net	1,131	84
Other	1,809	1,835
Total other income	11,848	8,388
NON-INTEREST EXPENSE
Salaries and employee benefits	15,358	13,946
Occupancy costs	2,063	1,768
Marketing	732	737
Depreciation, amortization, rental and maintenance of equipment	2,224	1,826
FDIC insurance premiums	133	277
Other	5,562	4,756
Total non-interest expense	26,072	23,310
Income before income taxes	16,488	14,914
Income tax expense	5,823	5,222
NET INCOME	$ 10,665	$ 9,692
NET INCOME PER COMMON SHARE	$ 0.80	$ 0.73
NET INCOME PER COMMON SHARE DILUTED	$ 0.78	$ 0.71

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2001	2000
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 10,665	$ 9,692
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,756	1,362
Gain on sale of investments and mortgage-backed securities, net	(540)	-
Gain on sale of real estate owned, net	(1,058)	(6)
(Gain) loss on sale of fixed assets, net	16	(95)
Amortization of unearned discounts/premiums on investments	7	146
Increase (decrease) in deferred loan fees and discounts	(168)	262
Increase in receivables and prepaid expenses	(2,866)	(499)
Provision for loan losses	2,125	1,530
Proceeds from sales of loans held for sale	68,713	24,799
Origination of loans held for sale	(69,140)	(21,535)
Decrease in accounts payable and other liabilities	(376)	(3,343)
Net cash provided by operating activities	9,134	12,313
INVESTING ACTIVITIES
Proceeds from maturity of investments	1,000	2,150
Net purchase of investments available for sale	(8,635)
(Purchase) Redemption of FHLB stock	830	(6,000)
Increase in loans, net	(88,200)	(127,237)
Repayments on mortgage-backed securities	21,510	14,462
Sales of mortgage-backed securities	26,445
Proceeds from the sales of real estate owned	5,741	211
Net purchase of office properties and equipment	(2,162)	(5,236)
Net cash used in investing activities	(43,471)	(121,650)
FINANCING ACTIVITIES
Net increase in deposit accounts	72,835	9,249
Net proceeds (repayments) of FHLB advances	(46,500)	124,000
Increase (decrease) in securities sold under agreements to repurchase	45,826	(13,978)
Increase in other borrowed money	10,500
Proceeds from exercise of stock options	470	441
Dividends paid	(4,134)	(3,742)
Treasury stock purchased	(177)	(739)
Net cash provided by financing activities	78,820	115,231
Net increase in cash and cash equivalents	44,483	5,894
Cash and cash equivalents at beginning of period	63,992	60,151
Cash and cash equivalents at end of period	$ 108,475	$ 66,045
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 58,121	$ 51,773
Income taxes	6,500	4,896
Loans foreclosed	906	661
Loans securitized into mortgage-backed securities	39,877
Unrealized net gain (loss) on securities available for sale, net of income tax	3,931	(1,339)

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

A.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company"), its wholly-owned thrift subsidiaries, First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association of Conway ("Peoples Federal") (together, the "Associations"), First Southeast Insurance Services, Inc. and First Southeast Investor Services, Inc. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

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

    The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

    Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended March 31,
	2001	2000
Weighted average number of common shares used in basic EPS	13,341,408	13,357,355
Effect of dilutive stock options	379,516	213,373
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,720,924	13,570,728

	Six Months Ended March 31,
	2001	2000
Weighted average number of common shares used in basic EPS	13,331,968	13,356,504
Effect of dilutive stock options	326,467	242,099
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,658,435	13,598,603

C. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the six months ended March 31, 2001 and 2000 amounted to $14,596,000 and $8,353,000, respectively.

    The Corporation's "other comprehensive income (loss)" for the six months ended March 31, 2001 and 2000 and "accumulated other comprehensive income (loss)" as of March 31, 2001 and September 30, 2000 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

    Other comprehensive income (loss) for the six months ended March 31, 2001 and 2000 follows (in thousands):

Six Months Ended March 31,
	2001	2000
Unrealized holding gains (losses) arising during period, net of tax	$ 4,280	$ (1,339)
Less reclassification adjustment for gains included in net income, net of tax	349
Net unrealized gains (losses) on securities	$ 3,931	$ (1,339)

D. NATURE OF OPERATIONS

    First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina with lending functions also in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment, trust and insurance services through affiliated companies. The Company has a total of 41 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and a loan origination office in coastal Brunswick County, North Carolina.

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

F.  ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

    The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at October 1, 2000: an interest rate cap agreement, commitments to originate fixed rate residential loans and forward sales commitments. The Company had no embedded derivative instruments requiring separate accounting treatment.

    The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the six months ended March 31, 2001 includes $219 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

    The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $27.0 million and $6.9 million at March 31, 2001 and October 1, 2000, respectively. The fair value of these commitments was $140 thousand and $60 thousand at March 31, 2001 and October 1, 2000, respectively. The forward sales commitments totaled $3.5 million and $15.0 million at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was a gain of $34 thousand and a loss of $54 thousand at March 31, 2001 and October 1, 2000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Net income for the quarter ended March 31, 2001 improved 17.7% to $5.8 million from net income of $4.9 million in the comparable quarter in 2000. Basic earnings per common share increased to $.43 for the current quarter compared to $.37 in the March 2000 quarter. On a diluted basis, earnings per common share increased to $.42 from $.36 in the comparable period.

    In the first six months of fiscal 2001, First Financial earned $10.7 million compared with $9.7 million in the first six months of fiscal 2000. Year-to-date earnings per common share and diluted earnings per common share improved to $.80 and $.78, respectively, compared with $.73 and $.71 in 2000.

    A nonrecurring gain on the sale of real estate owned increased after tax income in the current quarter and fiscal year by approximately $645 thousand. The nonrecurring gain recognized in the second quarter increased basic and diluted earnings per common share by approximately $.05.

BALANCE SHEET ANALYSIS

    Consolidated assets of the Company totaled approximately $2.4 billion at March 31, 2001. During the six months ended March 31, 2001 assets increased $95.5 million, or 8.4% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

    Cash and cash equivalents increased $44.5 million during the six months ended March 31, 2001, reflective principally of higher overnight investments. The Company's investments and mortgage-backed securities increased by $5.7 million during the six months principally from an increase in mutual fund balances. The Company securitized approximately $40 million of loans for mortgage-backed securities during the six months ended March 31, 2001. Repayments and sales of mortgage-backed securities in the six months more than offset the increase in balances due to the securitization.

Loans Receivable

    Loans receivable, including loans held for sale, totaled $1.9 billion at March 31, 2001, increasing $45.7 million from September 30, 2000. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $151.7 million (net of refinances) in mortgage loans, $95.7 million in consumer loans and $52.8 million in commercial business loans during the six months ending March 31, 2001. The Company also originated or purchased $31.6 million in loans through its regional correspondent originators. Growth in net loans receivable approximated 5.0% on an annualized basis during the six months. Due to a declining interest rate environment, the Company originated for sale $69.1 million of single-family loans and sold $68.7 million during the same six month period.

    The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	March 31, 2001	September 30, 2000	March 31, 2000
Residential (1-4 family)	$ 1,254,885	$ 1,266,025	$ 1,352,043
Other residential	49,366	48,937	48,066
Land and lots	93,492	91,396	87,697
Commercial real estate	133,859	131,028	131,308
Consumer	330,218	311,991	261,501
Commercial business	76,958	57,381	51,249
Total gross loans	$ 1,938,778	$ 1,906,758	$ 1,931,864

     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $72.2 million at March 31, 2001. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $199.3 million as of March 31, 2001.

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

Asset Quality

    The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31, 2001	September 30, 2000	March 31, 2000
Non-accrual loans	$ 9,717	$ 5,881	$ 4,356
Loans 90 days or more delinquent (1)	24	29	1,404
Renegotiated loans	2,706	2,712	2,718
Real estate and other assets acquired in settlement of loans	2,279	5,895	6,123
Total	$ 14,726	$ 14,517	$ 14,601
As a percent of net loans and real estate owned	0.78%	0.79%	0.78%
As a percent of total assets	0.63%	0.64%	0.67%
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

    Following is a summary of the reserve for loan losses for the six months ended March 31, 2001 and March 31, 2000 (amounts in thousands):

Loan Loss Reserves
	2001	2000
Balance at beginning of year	15,403	14,570
Provision charged to operations	2,125	1,530
Recoveries of loans previously charged-off	208	297
Loan losses charged to reserves	(2,081)	(1,222)
Balance at end of period	15,655	15,175

    Net charge-offs totaled $1.9 million in the current six months compared to $925 thousand in the comparable six months in fiscal 2000. Consumer net charge-offs increased to $1.7 million compared with $829 thousand in the prior period, principally as a result of higher charge-offs from auto loans and other consumer loans. Annualized net charge-offs as a percentage of average net loans increased to .20% for the six months ended March 31, 2001 from .10% in the six months ended March 31, 2000.

    The Company's impaired loans totaled $9.7 million at March 31, 2001, $5.9 million at September 30, 2000 and $4.4 million at March 31, 2000.

Deposits and Borrowings

    First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2001		September 30, 2000		March 31, 2000
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 230,681	17.55%	$ 209,938	16.91%	$ 206,595	16.22%
Statement and other accounts	116,361	8.85	118,874	9.58	121,227	9.64
Money market account	206,379	15.70	191,481	15.43	179,577	14.30
Certificate accounts	760,709	57.89	721,002	58.08	721,698	59.84
Total deposits	$ 1,314,130	100.00%	$ 1,241,295	100.00%	$ 1,229,097	100.00%

    Deposits increased $72.8 million during the six months ended March 31, 2001, principally as a result of growth in checking accounts, money market accounts and certificate accounts. A substantial portion of the growth in assets during the first half of fiscal 2001 was funded through these deposit increases as short-term borrowings and advances from the Federal Home Loan Bank of Atlanta only increased $9.8 million during the six month period.

Stockholders' Equity

    Stockholders' equity increased $10.8 million during the first half of fiscal 2001 to total $148.6 million at March 31, 2001. The Company's capital ratio, total capital to total assets, was 6.32% at March 31, 2001, compared to 6.11% at September 30, 2000. During the six months, the Company increased its dividend to stockholders to $.31 compared with $.28 per share in the first six months of fiscal 2000.

Regulatory Capital

    Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2001, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

    The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 2001:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 106,414	6.62%	$ 49,849	6.83%
Tangible capital requirement	24,098	1.50	10,945	1.50
Excess	$ 82,316	5.12%	$ 38,904	5.33%

Core capital	$ 106,414	6.62%	$ 49,849	6.83%
Core capital requirement	64,261	4.00	29,187	4.00
Excess	$ 42,153	2.62%	$ 20,662	2.83%

Risk-based capital(a)	$ 115,332	10.21%	$ 51,111	10.44%
Minimum risk-based capital requirement(a)	90,356	8.00	39,168	8.00
Excess(a)	$ 24,976	2.21%	$ 11,943	2.44%
(a) Based on total risk-weighted assets.

    For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2000.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

    The Associations are subject to federal regulations which require the maintenance of a daily average balance of liquid assets equal to 4.00% of net withdrawable savings and borrowings payable in one year. The liquidity ratios of the Associations, based on revised regulations issued by the Office of Thrift Supervision ("OTS") in November 1997, exceed the required levels. The OTS has announced elimination of the 4% mandated requirement to be replaced with other liquidity measures .

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

    During the current six months the Company experienced a net cash outflow from investing activities of $43.5 million, consisting principally of a net increase of $88.2 million due to loan growth, offset partially by $22.5 million in repayments and maturities of investment and mortgage-backed securities and $26.4 million in sales of mortgage-backed securities. Included in investing activities was $2.2 million in net purchases of office properties and equipment and $5.7 million of proceeds from sales of real estate owned. The Company experienced cash inflows of $9.1 million from operating activities and $78.8 million from financing activities. Financing activities consisted principally of $72.8 million in increased deposit account balances, $45.8 increase in securities sold under agreements to repurchase and $10.5 million of other borrowings. These increases were offset by a $46.5 million reduction in FHLB advances.

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

    The following table is a summary of First Financial's one year gap at March 31, 2001 (amounts in thousands):

March 31, 2001
Interest-earning assets maturing or repricing within one year	$ 740,666
Interest-bearing liabilities maturing or repricing within one year	1,312,729
Cumulative gap	$ (572,063)

Gap as a percent of total assets	(24.32%)

     The Company's one year gap as a percent of total assets changed from (25.2%) to (24.3%) during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities.

    A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING MARCH 31, 2001 AND 2000

Net Interest Income

    First Financial's net interest income for the three months ending March 31, 2001 was $16.9 million compared with $15.7 million for the comparable quarter in fiscal 2000. The gross interest margin declined from 2.84% in the prior quarter to 2.79% in the current quarter. The net yield on earning assets increased to 3.07% from 3.04% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee ("FOMC") raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Beginning in January 2001 and through the end of the March 2001 quarter, the FOMC cut interest rates one hundred and fifty basis points. During the month of April the FOMC initiated another fifty basis decline.

    Because of the short-term nature of the Company's liability funding, the average cost of interest-bearing liabilities increased 40 basis points when comparing the two periods. The Company expects its average cost of interest-bearing liabilities to decline in future periods. The average yield on interest-earning assets increased from 7.60% in the quarter ended March 31, 2000 to 7.95% in the current quarter, or 35 basis points, indicating the generally higher level of yields on its portfolio due to market rate increases over the most recent twelve months. The Company also expects the average yield earned on interest-earning assets to decline in future periods.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended March 31,
	2001		2000
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,137,473	7.98%	$ 2,020,768	7.61%
Investments and other interest-earning assets	64,831	6.96	54,242	7.20
Total interest-earning assets	$ 2,202,304	7.95%	$ 2,075,010	7.60%

Deposits	$ 1,266,319	4.57%	$ 1,225,150	4.09%
Borrowings	848,852	6.04	759,059	5.84
Total interest-bearing liabilities	$ 2,115,171	5.16%	$ 1,984,209	4.76%

Gross interest margin		2.79%		2.84%
Net interest margin		3.07%		3.04%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended March 31
	2001 versus 2000
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 2,293	$ 1,930	$ 4,223
Investments and other interest-earning assets	113	34	147
Total interest income	2,406	1,964	4,370
Interest expense:
Deposits	438	1,371	1,809
Borrowings	1,119	312	1,431
Total interest expense	1,557	1,683	3,240
Net interest income	$ 849	$ 281	$ 1,130

     Average balances of interest-earning assets increased $127.3 million, or 6%, in the March 2001 quarter compared with the March 2000 quarter, contributing to a $.8 million increase in net interest income due to changes in volume. An increase in the Company's net interest margin from 3.04% in the March 2000 quarter to 3.07% in the March 2001 quarter increased net interest income by approximately $281 thousand. There can be no assurance that the Company's net margin will increase further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

    During the current quarter, First Financial's provision for loan losses totaled $1.3 million, compared to $690 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $ 1.1 million compared with $301 thousand in the comparable quarter in fiscal 2000.  The increase was primarily attributable to higher auto and other consumer loan losses.  Total loan loss reserves as of March 31, 2001 were $15.7 million, or .83% of the total net loan portfolio compared with $15.2 million, or .81 % of the total net loan portfolio at March 31, 2000.

Other Income/Non-Interest Expenses

    Total other income increased $2.4 million, or 56.4%, in the March 2001 quarter compared to the March 31, 2000 quarter. A nonrecurring gain on the sale of real estate owned added $1.1 million to real estate operations. Proceeds from the sales of loans held for sale totaled $35.2 million in the March 2001 quarter, resulting in gains of $468 thousand on sales. Loan sales of $11.0 million in the comparable quarter in fiscal 2000 resulted in gains of $27 thousand. Fees on deposit accounts improved by 12.9% to $2.0 million in the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000. Commissions on insurance improved $323 thousand, or approximately 56.9%, during the current quarter compared to the comparable quarter ended March 31, 2000. In June of 2000, the Company acquired the operations of Associated Insurors of Myrtle Beach, South Carolina. The increase in commissions on insurance was primarily a result of this acquisition.  Gains on the sales of investments and mortgage-backed securities totaled $232 thousand during the current quarter.

    Non-interest expense increased $1.6 million, or 13.9%, during the current quarter. Included in the increase in the current quarter are higher personnel costs which increased $1.0 million and higher occupancy costs of $175 thousand. Equipment expenditures also increased $145 thousand in the current period. The increase in personnel costs was principally due to the acquisition of Associated Insurors, expansion of customer services and the staffing of additional retail offices. The Company's initiatives to improve retail sales office communications and infrastructure and its adoption of image technology in late fiscal 2000 contributed to higher equipment expenses.

Income Tax Expense

    During the second quarter of fiscal 2001 and 2000 the Company's effective tax rate approximated 35.3% and 35.5%, respectively. The actual tax provision was $3.2 million and $2.7 million in the two periods.

COMPARISON OF OPERATING RESULTS

SIX MONTHS ENDING March 31, 2001 AND 2000

Net Interest Income

    First Financial's net interest income for the six months ending March 31, 2001 of $32.8 million increased 4.7% over $31.4 million recorded in the comparable six months in fiscal 2000. Growth in net interest income was primarily attributable to a 7.1% increase in the average balances of interest-earning assets offset by the effect of declining margins. The gross interest margin declined to 2.76% from 2.88% in the prior six months. The net margin also declined to 3.00% versus 3.07% in the six months ended March 31, 2000.

    The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Six months Ended March 31,
	2001		2000
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,129,629	8.01%	$ 1,991,748	7.57%
Other interest-earning assets	62,792	7.25	54,649	7.09
Total interest-earning assets	$ 2,192,421	7.99%	$ 2,046,397	7.56%

Deposits	$ 1,251,577	4.52%	$ 1,225,154	4.06%
Borrowings	849,780	6.27	726,226	5.73
Total interest-bearing liabilities	$ 2,101,357	5.23%	$ 1,951,380	4.68%

Gross interest margin		2.76%		2.88%
Net interest margin		3.00%		3.07%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Six months Ended March 31,
	2001 versus 2000
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 5,544	$ 4,321	$ 9,865
Investments and other interest-earning assets	297	23	320
Total interest income	5,841	4,344	10,185
Interest expense:
Deposit accounts	530	2,783	3,313
Borrowings	3,476	1,925	5,401
Total interest expense	4,006	4,708	8,714
Net interest income	$ 1,835	$ (364)	$ 1,471

Provision for Loan Losses

    During the six months ended March 31, 2001 First Financial's provision for loan losses totaled $2.1 million compared with $1.5 million in the first half of fiscal 2000. Net charge-offs for the current six months totaled $1.9 million compared with $925 thousand in the comparable period in fiscal 2000. The increase in charge-offs was attributable to higher auto and other consumer loan losses.

Other Income/Non-interest Expense

    Total other income improved $3.5 million, or 41.2%, in the current six months. A nonrecurring gain on the sale of real estate owned added $1.1 million to real estate operations.  Fees on deposit accounts increased $453 thousand during the current six months. The Company recorded gains of $643 thousand on loan sales during the current six months compared with gains of $68 thousand in the six months ended March 31, 2000. Gains on sales of investments and mortgage-backed securities totaled $540 thousand in the six months ended March 31, 2001.

    Brokerage revenues decreased $112 thousand, or 12.3%, in the six months ended March 31, 2001 compared with the prior period, due principally to equity market conditions. Insurance revenues increased $599 thousand, or 53.1%, between the comparable periods. As noted earlier, the Company purchased Associated Insurors in June 2000.

    Non-interest expense increased $2.8 million or 11.8% during the current six months. The increase is attributable principally to higher personnel costs, higher occupancy costs and increased equipment expenses related to expansion of retail banking offices, the purchase of Associated Insurors and the effect of new technology investments. Deposit insurance costs declined during the period, although balances increased, as thrift FICO assessments declined effective January 1, 2000.

Income Tax Expense

    During the first six months of fiscal 2001, the Company's effective tax rate was 35.3% compared with 35.0% in the prior period. The actual tax provision of $5.8 million resulted in an increase of $601 thousand in fiscal 2001 from the prior period.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

    For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 2000.

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

    The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at October 1, 2000: an interest rate cap agreement, commitments to originate fixed rate residential loans and forward sales commitments. The Company had no embedded derivative instruments requiring separate accounting treatment.

    The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the six months ended March 31, 2001 includes $219 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

    The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $27.0 million and $6.9 million at March 31, 2001 and October 1, 2000, respectively. The fair value of these commitments was $140 thousand and $60 thousand at March 31, 2001 and October 1, 2000, respectively. The forward sales commitments totaled $3.5 million and $15.0 million at March 31, 2001 and October 1, 2000, respectively. The fair value of these commitments was a gain of $34 thousand and a loss of $54 thousand at March 31, 2001 and October 1, 2000, respectively.

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

    As of March 31, 2001, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2000.

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

    Proposal II -- Approval of the Stock Option Plan as adopted by the Board of Directors on November 21, 2000. The shareholders approved the ratification of the plan with the totals votes as follows:

For	10,198,528
Withheld	1,338,435

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.6)	Amendment to Registrant=s Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
(10.16)	2001 Stock Option Plan (16)
(22)	Subsidiaries of the Registrant (15)

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.

Reports on Form 8-K

    On January 22, 2001, the Company filed a Form 8-K announcing the earnings release dated January 19, 2001, which included selected financial data for the quarter ended December 31, 2000 and for other selected periods.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 15, 2001	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer