Form 10-Q
period 2001-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2001-08-14
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

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

Class	Outstanding Shares at
Common Stock	July 31, 2001

$.01 Par Value	13,402,595

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at June 30, 2001 and September 30, 2000

Consolidated Statements of Income for the Three	2
Months Ended June 30, 2001 and 2000

Consolidated Statements of Income for the Nine	3
Months Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows for the	4
Nine months Ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements	5-8

Management's Discussion and Analysis of Results	8-20
of Operations and Financial Condition

PART II - OTHER INFORMATION	20-23

SIGNATURES	23

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	September 30,
	2001	2000
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 79,341	$ 63,992
Investments held to maturity (market value of $255)		249
Investments available for sale, at fair value	4,777	5,918
Investment in capital stock of FHLB, at cost	37,100	39,325
Loans receivable, net of allowance of $15,886 and $15,403	1,895,385	1,829,061
Loans held for sale	1,416	9,436
Mortgage-backed securities available for sale, at fair value	223,933	247,076
Mortgage-backed securities held to maturity (market value of $21)		19
Accrued interest receivable	13,668	13,552
Office properties and equipment, net	31,654	29,503
Real estate and other assets acquired in settlement of loans	2,644	5,895
Other assets	24,146	12,485
Total assets	$ 2,314,064	$ 2,256,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,347,794	$ 1,241,295
Advances from Federal Home Loan Bank	698,000	766,500
Securities sold under agreements to repurchase	43,323	49,272
Other short-term borrowings	22,750	12,250
Advances by borrowers for taxes and insurance	4,667	6,255
Outstanding checks	17,172	15,405
Accounts payable and other liabilities	28,070	27,683
Total liabilities	2,161,776	2,118,660

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,370,960 and 15,292,726 shares at June 30, 2001
and September 30, 2000, respectively	154	153
Additional paid-in capital	33,285	32,374
Retained income, substantially restricted	135,748	125,366
Accumulated other comprehensive income (loss)	1,969	(1,467)
Treasury stock at cost, 1,989,039 and 1,974,933 shares at June 30,
2001 and September 30, 2000, respectively	(18,868)	(18,575)
Total stockholders' equity	152,288	137,851
Total liabilities and stockholders' equity	$ 2,314,064	$ 2,256,511

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2001	2000
	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 42,409	$ 40,221
Interest and dividends on investments	791	817
Other	236	190
Total interest income	43,436	41,228
INTEREST EXPENSE
Interest on deposits	14,353	12,766
Interest on borrowed money	10,797	12,572
Total interest expense	25,150	25,338
NET INTEREST INCOME	18,286	15,890
Provision for loan losses	1,350	640
Net interest income after provision for loan losses	16,936	15,250
OTHER INCOME
Net gain on sale of loans	559	38
Net gain (loss) on sale of investment and mortgage-backed securities	(3)	28
Brokerage fees	430	440
Commissions on insurance	1,309	735
Loan servicing fees	489	448
Service charges and fees on deposit accounts	2,166	1,915
Real estate operations, net	(74)	50
Other	972	951
Total other income	5,848	4,605
NON-INTEREST EXPENSE
Salaries and employee benefits	8,074	6,843
Occupancy costs	993	966
Marketing	402	366
Depreciation, amortization, rental and maintenance of equipment	1,130	986
FDIC insurance premiums	64	65
Other	2,971	2,839
Total non-interest expense	13,634	12,065
Income before income taxes	9,150	7,790
Income tax expense	3,228	2,690
NET INCOME	$ 5,922	$ 5,100
NET INCOME PER COMMON SHARE BASIC	$ 0.44	$ 0.38
NET INCOME PER COMMON SHARE DILUTED	$ 0.43	$ 0.38

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2001	2000
	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 127,731	$ 115,678
Interest and dividends on investments	2,460	2,323
Other	836	633
Total interest income	131,027	118,634
INTEREST EXPENSE
Interest on deposits	42,551	37,652
Interest on borrowed money	37,353	33,726
Total interest expense	79,904	71,378
NET INTEREST INCOME	51,123	47,256
Provision for loan losses	3,475	2,170
Net interest income after provision for loan losses	47,648	45,086
OTHER INCOME
Net gain on sale of loans	1,202	106
Net gain on sale of investment and mortgage-backed securities	537	28
Brokerage fees	1,231	1,353
Commissions on insurance	3,036	1,864
Loan servicing fees	1,520	1,095
Service charges and fees on deposit accounts	6,332	5,628
Real estate operations, net	1,057	134
Other	2,781	2,785
Total other income	17,696	12,993
NON-INTEREST EXPENSE
Salaries and employee benefits	23,432	20,789
Occupancy costs	3,056	2,734
Marketing	1,134	1,103
Depreciation, amortization, rental and maintenance of equipment	3,354	2,812
FDIC insurance premiums	197	342
Other	8,533	7,595
Total non-interest expense	39,706	35,375
Income before income taxes	25,638	22,704
Income tax expense	9,051	7,912
NET INCOME	$ 16,587	$ 14,792
NET INCOME PER COMMON SHARE BASIC	$ 1.24	$ 1.11
NET INCOME PER COMMON SHARE DILUTED	$ 1.21	$ 1.09

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2001	2000
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 16,587	$ 14,792
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,657	2,125
Gain on sale of investments and mortgage-backed securities, net	(537)	(28)
(Gain) loss on sale of real estate owned, net	(1,054)	16
Loss on sale of fixed assets, net	29
Amortization of unearned discounts/premiums on investments	(11)	(110)
Increase (decrease) in deferred loan fees and discounts	(178)	338
Increase in receivables and prepaid expenses	(11,777)	(3,095)
Provision for loan losses	3,475	2,170
Proceeds from sales of loans held for sale	168,451	35,093
Origination of loans held for sale	(160,431)	(31,883)
Increase (decrease) in accounts payable and other liabilities	(1,632)	911
Net cash provided by operating activities	15,579	20,329
INVESTING ACTIVITIES
Proceeds from maturity of investments	1,000	2,150
Sales of investments available for sale	401
(Purchase) Redemption of FHLB stock	2,225	(8,750)
Increase in loans, net	(111,378)	(198,162)
Repayments on mortgage-backed securities	42,769	20,092
Sales of mortgage-backed securities	26,442	10,696
Proceeds from the sales of real estate owned	6,184	435
Net purchase of office properties and equipment	(4,837)	(8,287)
Net cash used in investing activities	(37,194)	(181,826)
FINANCING ACTIVITIES
Net increase in deposit accounts	106,499	18,063
Net proceeds (repayments) of FHLB advances	(68,500)	179,000
Decrease in securities sold under agreements to repurchase	(5,949)	(20,582)
Increase in other borrowed money	10,500	1,000
Proceeds from exercise of stock options	912	607
Dividends paid	(6,205)	(5,610)
Treasury stock purchased	(293)	(1,117)
Net cash provided by financing activities	36,964	171,361
Net increase in cash and cash equivalents	15,349	9,864
Cash and cash equivalents at beginning of period	63,992	60,151
Cash and cash equivalents at end of period	$ 79,341	$ 70,015
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 82,907	$ 72,805
Income taxes	10,100	7,990
Loans foreclosed	1,898	845
Loans securitized into mortgage-backed securities	39,877	85,276
Unrealized net gain (loss) on securities available for sale, net of income tax	3,436	(1,200)

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

     The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended June 30,
	2001	2000
Weighted average number of common shares used in basic EPS	13,362,384	13,332,073
Effect of dilutive stock options	397,896	186,908
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,760,280	13,518,981

	Nine Months Ended June 30,
	2001	2000
Weighted average number of common shares used in basic EPS	13,342,107	13,348,390
Effect of dilutive stock options	350,277	223,702
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,692,384	13,572,092

C.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the nine months ended June 30, 2001 and 2000 amounted to $20,023,000 and $13,592,000 respectively.

     The Company's "other comprehensive income (loss)" for the nine months ended June 30, 2001 and 2000 and "accumulated other comprehensive income (loss)" as of June 30, 2001 and September 30, 2000 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     Other comprehensive income (loss) for the nine months ended June 30, 2001 and 2000 follows (in thousands):

	Nine Months Ended June 30,
	2001	2000
Unrealized holding gains (losses) arising during period, net of tax	$ 3,783	$ (1,182)
Less reclassification adjustment for gains included in net income,
net of tax	347	18
Net unrealized gains (losses) on securities	$ 3,436	$ (1,200)

D.  NATURE OF OPERATIONS

     First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment, trust and insurance services through affiliated companies. The Company has a total of 43 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and an office in Brunswick County, North Carolina.

E.  MERGERS AND ACQUISITIONS

     On May 31, 2001, First Financial completed the acquisition of certain net assets of Kinghorn Insurance Agency, a Hilton Head-based independent insurance agency. Goodwill and other intangibles approximating $8.8 million were recorded in the transaction. The goodwill will be amortized over fifteen years. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

     On June 16, 2000, First Financial completed the acquisition of certain assets of Associated Insurors, Inc., a Myrtle Beach-based independent insurance agency. Goodwill and other intangibles approximating $2.0 million were recorded in the transaction and will be amortized over fifteen years. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

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

     The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the nine months ended June 30, 2001 includes $222 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

     The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $20.6 million and $6.9 million at June 30, 2001 and October 1, 2000, respectively. The fair value of these commitments was $27 thousand and $60 thousand at June 30, 2001 and October 1, 2000, respectively. The forward sales commitments totaled $7.3 million and $15.0 million at June 30, 2001 and October 1, 2000, respectively. The fair value of these commitments was a gain of $83 thousand and a loss of $54 thousand at June 30, 2001 and October 1, 2000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the third fiscal quarter ended June 30, 2001 improved 16.1% to $5.9 million from net income of $5.1 million in the comparable quarter in 2000. Basic earnings per common share increased to $.44 for the current quarter compared to $.38 in the June 2000 quarter. On a diluted basis, earnings per common share increased to $.43 from $.38 in the comparable period.

     In the first nine months of fiscal 2001, First Financial earned $16.6 million compared with $14.8 million in the first nine months of fiscal 2000. Year-to-date earnings per common share and diluted earnings per common share improved to $1.24 and $1.21, respectively, compared with $1.11 and $1.09 in 2000.

     A nonrecurring gain on the sale of real estate owned increased after tax income in the current fiscal year by approximately $645 thousand. The nonrecurring gain recognized in the second quarter increased basic and diluted earnings per common share by approximately $.05.

BALANCE SHEET ANALYSIS

     Consolidated assets of the Company totaled approximately $2.3 billion at June 30, 2001. During the nine months ended June 30, 2001 assets increased $57.6 million, or 3.4% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

     Cash and cash equivalents increased $15.3 million during the nine months ended June 30, 2001. The Company's investments and mortgage-backed securities decreased by $24.6 million during the nine months. The Company securitized approximately $40 million of loans for mortgage-backed securities during the nine months ended June 30, 2001. Repayments and sales of mortgage-backed securities in the nine months more than offset the increase in balances due to the securitization.

Loans Receivable

     Loans receivable, including loans held for sale, totaled $1.9 billion at June 30, 2001, increasing $58.3 million from September 30, 2000. The principal use of the Company's funds is the origination of mortgage and other loans. The Company originated $279.3 million (net of refinances) in mortgage loans, $152.9 million in consumer loans and $85.8 million in commercial business loans during the nine months ending June 30, 2001. The Company also originated or purchased $54.5 million in loans through its regional correspondent originators. Growth in net loans receivable approximated 4.2% on an annualized basis during the nine months. Adding the effect of loan securitizations of $39.9 million, loan growth approximated 7.12% on an annualized basis. Due to a declining interest rate environment, the Company originated for sale $160.4 million of single-family loans and sold $168.5 million during the same nine month period.

     The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	June 30, 2001	September 30, 2000	June 30, 2000
Residential (1-4 family)	$ 1,248,937	$ 1,266,025	$ 1,310,518
Other residential	54,226	48,937	50,365
Land and lots	91,590	91,396	88,667
Commercial real estate	131,901	131,028	129,459
Consumer	342,237	311,991	288,929
Commercial business	86,451	57,381	53,953
Total gross loans	$ 1,955,342	$ 1,906,758	$ 1,921,891

     Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $87.1 million at June 30, 2001. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $226.2 million as of June 30, 2001.

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

Asset Quality

     The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	June 30, 2001	September 30, 2000	June 30, 2000
Non-accrual loans	$ 8,504	$ 5,881	$ 4,166
Loans 90 days or more delinquent (1)	26	29	24
Renegotiated loans	2,703	2,712	2,715
Real estate and other assets acquired in settlement of loans	2,644	5,895	5,933
Total	$ 13,877	$ 14,517	$ 12,838
As a percent of net loans and real estate owned	0.73%	0.79%	0.69%
As a percent of total assets	0.60%	0.64%	0.57%
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

     Following is a summary of the reserve for loan losses for the nine months ended June 30, 2001 and June 30, 2000 (amounts in thousands):

	2001	2000
Balance at beginning of year	$ 15,403	$ 14,570
Provision charged to operations	3,475	2,170
Recoveries of loans previously charged-off	319	390
Loan losses charged to reserves	(3,311)	(1,742)
Balance at end of period	$ 15,886	$ 15,388

     Net charge-offs totaled $3.0 million in the current nine months compared to $1.4 million in the comparable nine months in fiscal 2000. Consumer net charge-offs increased to $2.5 million compared with $1.1 million in the prior period, principally as a result of higher charge-offs from auto loans and other consumer loans. Annualized net charge-offs as a percentage of average net loans increased to .21% for the nine months ended June 30, 2001 from .10% in the nine months ended June 30, 2000.

     The Company's impaired loans totaled $8.5 million at June 30, 2001, $5.9 million at September 30, 2000 and $4.2 million at June 30, 2000.

Deposits and Borrowings

     First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2001		September 30, 2000		June 30, 2000
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 254,188	18.86%	$ 209,938	16.91%	$ 213,774	17.27%
Statement and other accounts	117,215	8.70	118,874	9.58	120,434	9.73
Money market account	223,528	16.58	191,481	15.43	177,545	14.34
Certificate accounts	752,863	55.86	721,002	58.08	726,158	58.66
Total deposits	$ 1,347,794	100.00%	$ 1,241,295	100.00%	$ 1,237,911	100.00%

     Deposits increased $106.5 million during the nine months ended June 30, 2001, principally as a result of growth in checking accounts, money market accounts and certificate accounts. A major portion of the growth in assets during the first half of fiscal 2001 was funded through these deposit increases as short-term borrowings and advances from the Federal Home Loan Bank of Atlanta decreased $63.9 million during the nine month period.

Stockholders' Equity

     Stockholders' equity increased by $14.4 million to $152.3 million in the nine-month period from September 30, 2000 to June 30, 2001. The Company's capital ratio, total capital to total assets, was 6.58% at June 30, 2001, compared to 6.11% at September 30, 2000. During the nine months, the Company increased its dividend to stockholders to $.465 compared with $.42 per share in the first nine months of fiscal 2000.

Regulatory Capital

     Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2001, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

     The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 2001:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 109,225	6.83%	$ 50,737	7.21%
Tangible capital requirement	23,999	1.50	10,556	1.50
Excess	$ 85,226	5.33%	$ 40,181	5.71%

Core capital	$ 109,225	6.83%	$ 50,737	7.21%
Core capital requirement	63,997	4.00	28,148	4.00
Excess	$ 45,228	2.83%	$ 22,589	3.21%

Risk-based capital(a)	$ 118,402	10.63%	$ 52,259	11.01%
Minimum risk-based capital requirement(a)	89,108	8.00	37,955	8.00
Excess(a)	$ 29,294	2.63%	$ 14,304	3.01%
(a) Based on total risk-weighted assets.

      For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2000.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

     The Associations are subject to federal regulations requiring them to maintain adequate liquidity to assure safe and sound operations.

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

     During the current nine months the Company experienced a net cash outflow from investing activities of $37.2 million, consisting principally of a net increase of $111.4 million due to loan growth, offset partially by $43.8 million in repayments and maturities of investment and mortgage-backed securities and $26.4 million in sales of mortgage-backed securities. Included in investing activities was $4.8 million in net purchases of office properties and equipment and $6.2 million of proceeds from sales of real estate owned. The Company experienced cash inflows of $15.6 million from operating activities and $37.0 million from financing activities. Financing activities consisted principally of $106.5 million in increased deposit account balances and $10.5 million of other borrowings. These increases were offset by a $68.5 million reduction in FHLB advances and $5.9 million reduction in securities sold under agreements to repurchase.

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

     The following table is a summary of First Financial's one year gap at June 30, 2001 (amounts in thousands):

June 30, 2001
Interest-earning assets maturing or repricing within one year	$ 793,741
Interest-bearing liabilities maturing or repricing within one year	1,380,552
Cumulative gap	$ (586,811)

Gap as a percent of total assets	(25.36%)

     The Company's one year gap as a percent of total assets changed from (25.2%) to (25.4%) during the current nine months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. In addition, convertible advances are shown in the above table at the earliest of potential call date or maturity date.

     A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING JUNE 30, 2001 AND 2000

Net Interest Income

     First Financial's net interest income for the three months ending June 30, 2001 was $18.3 million compared with $15.9 million for the comparable quarter in fiscal 2000. The gross interest margin increased from 2.75% in the prior quarter to 3.08% in the current quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee ("FOMC") raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Beginning in January 2001 and through the end of the June 2001 quarter, the FOMC reversed its course and cut interest rates two hundred and seventy-five basis points. These recent actions have resulted in a much more favorable interest rate environment for the operations of the Company.

     Because of the short-term nature of the Company's liability funding, recent declines in interest rates have beneficially affected the average cost of interest-bearing liabilities, leading to a decline of 31 basis points when comparing the two periods. The average yield on interest-earning assets increased slightly from 7.78% in the quarter ended June 30, 2000 to 7.80% in the current quarter. The Company expects that its average yields on earning assets will decline in future quarters as adjustable rate loans reprice to lower indices.

     The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended June 30,
	2001		2000
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,160,966	7.85%	$ 2,064,216	7.79%
Investments and other interest-earning assets	65,673	6.27	54,051	7.47
Total interest-earning assets	$ 2,226,639	7.80%	$ 2,118,267	7.78%

Deposits	$ 1,326,843	4.34%	$ 1,225,851	4.19%
Borrowings	10,692	5.34	800,162	6.32
Total interest-bearing liabilities	$ 2,137,535	4.72%	$ 2,026,013	5.03%

Gross interest margin		3.08%		2.75%
Net interest margin		3.28%		3.00%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended June
	2001 versus 2000
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 1,938	$ 250	$ 2,188
Investments and other interest-earning assets	134	(114)	20
Total interest income	2,072	136	2,208
Interest expense:
Deposits	1,106	481	1,587
Borrowings	167	(1,942)	(1,775)
Total interest expense	1,273	(1,461)	(188)
Net interest income	$ 799	$ 1,597	$ 2,396

     Average balances of interest-earning assets increased $108.4 million, or 5.1%, in the June 2001 quarter compared with the June 2000 quarter, contributing to a $799 thousand increase in net interest income due to changes in volume. An increase in the Company's net interest margin from 3.00% in the June 2000 quarter to 3.28% in the June 2001 quarter increased net interest income by approximately $1.6 million. There can be no assurance that the Company's net margin will increase further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

     During the current quarter, First Financial's provision for loan losses totaled $1.4 million, compared to $640 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $ 1.1 million compared with $427 thousand in the comparable quarter in fiscal 2000. The increase was primarily attributable to higher auto and other consumer loan losses. Total loan loss reserves as of June 30, 2001 were $15.9 million, or .84% of the total net loan portfolio compared with $15.4 million, or .83 % of the total net loan portfolio at June 30, 2000.

Other Income/Non-Interest Expenses

     Total other income increased $1.2 million, or 27.0%, in the June 2001 quarter compared to the June 30, 2000 quarter. Proceeds from the sales of loans held for sale totaled $101.0 million in the June 2001 quarter, resulting in gains of $559 thousand on sales. Loan sales of $10.3 million in the comparable quarter in fiscal 2000 resulted in gains of $38 thousand. Due to growth in checking accounts and due to pricing changes implemented in late fiscal 2000, fees on deposit accounts improved by 13.1% to $2.2 million in the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000. Commissions on insurance improved $574 thousand, or approximately 78.1%, during the current quarter compared to the comparable quarter ended June 30, 2000. In June of 2000, the Company acquired the operations of Associated Insurors of Myrtle Beach, South Carolina and on May 31, 2001, the operations of Kinghorn Insurance of Hilton Head, South Carolina. The increase in commissions on insurance was primarily a result of these acquisitions.

     Non-interest expense increased $1.6 million, or 13.0%, during the current quarter. Included in the increase in the current quarter are higher personnel costs which increased $1.2 million. Equipment expenditures also increased $144 thousand in the current period. The increase in personnel costs was principally due to the acquisition of Associated Insurors and Kinghorn Insurance, expansion of customer services and the staffing of additional retail offices. The Company's initiatives to improve retail sales office communications and infrastructure and its adoption of image technology in late fiscal 2000 contributed to higher equipment expenses.

Income Tax Expense

     During the third quarter of fiscal 2001 and 2000 the Company's effective tax rate approximated 35.3% and 34.5%, respectively. The actual tax provision was $3.2 million and $2.7 million in the two periods.

COMPARISON OF OPERATING RESULTS

NINE MONTHS ENDING JUNE 30, 2001 AND 2000

Net Interest Income

     First Financial's net interest income for the nine months ending June 30, 2001 of $51.1 million increased 8.2% over $47.3 million recorded in the comparable nine months in fiscal 2000. Growth in net interest income was primarily attributable to a 6.5% increase in the average balances of interest-earning assets. The gross interest margin increased to 2.87% from 2.81% in the prior nine months. The net margin increased to 3.09% versus 3.04% in the nine months ended June 30, 2000.

     The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Nine months Ended June 30,
	2001		2000
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,140,074	7.96%	$ 2,016,230	7.65%
Other interest-earning assets	63,752	6.83	54,034	7.23
Total interest-earning assets	$ 2,203,826	7.93%	$ 2,070,264	7.64%

Deposits	$ 1,275,260	4.46%	$ 1,224,982	4.11%
Borrowings	836,551	5.97	750,782	6.00
Total interest-bearing liabilities	$ 2,111,811	5.06%	$ 1,975,764	4.83%

Gross interest margin		2.87%		2.81%
Net interest margin		3.09%		3.04%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Nine months Ended June 30,
	2001 versus 2000
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 7,128	$ 4,925	$ 12,053
Investments and other interest-earning assets	453	(113)	340
Total interest income	7,581	4,812	12,393
Interest expense:
Deposit accounts	1,440	3,459	4,899
Borrowings	2,845	782	3,627
Total interest expense	4,285	4,241	8,526
Net interest income	$ 3,296	$ 571	$ 3,867

Provision for Loan Losses

     During the nine months ended June 30, 2001 First Financial's provision for loan losses totaled $3.5 million compared with $2.2 million in the first half of fiscal 2000. Net charge-offs for the current nine months totaled $3.0 million compared with $1.4 million in the comparable period in fiscal 2000. The increase in charge-offs was attributable to higher auto and other consumer loan losses.

Other Income/Non-interest Expense

     Total other income improved $4.7 million, or 36.2%, in the current nine months. A nonrecurring gain on the sale of real estate owned added $1.1 million to real estate operations. Fees on deposit accounts increased $704 thousand during the current nine months. The Company recorded gains of $1.2 million on loan sales during the current nine months compared with gains of $106 thousand in the nine months ended June 30, 2000. Loan sales were $168.5 million in the current nine months compared with $35.1 million in the nine months ended June 30, 2000. Gains on sales of investments and mortgage-backed securities totaled $537 thousand in the nine months ended June 30, 2001, increasing $509 thousand from the prior period.

     Brokerage revenues decreased $122 thousand, or 9.0%, in the nine months ended June 30, 2001 compared with the prior period, due principally to equity market conditions. Insurance revenues increased $1.2 million, or 62.9%, between the comparable periods. As noted earlier, the Company purchased Associated Insurors in June 2000 and Kinghorn Insurance in May 2001.

     Non-interest expense increased $4.3 million or 12.2% during the current nine months. The increase is attributable principally to higher personnel costs, higher occupancy costs and increased equipment expenses related to expansion of retail banking offices, the purchase of additional insurance agency operations and the effect of new technology investments. Deposit insurance costs declined during the period, although balances increased, as thrift FICO assessments declined effective January 1, 2000.

Income Tax Expense

     During the first nine months of fiscal 2001, the Company's effective tax rate was 35.3% compared with 34.8% in the prior period. The actual tax provision of $9.1 million resulted in an increase of $1.1 million in fiscal 2001 from the prior period.

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

     The Company purchased a $25 million interest rate cap to hedge its exposure to higher interest payments on a $25 million adjustable rate FHLB advance in periods where LIBOR exceeds 6.25%. The interest rate cap agreement qualifies as a cash flow hedge. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate and one related to the time value. The portion of the interest rate cap's value related to LIBOR is deemed effective and the remaining value or the value related to time value is deemed ineffective. The fair value of this agreement totaling $123 thousand was recorded in other comprehensive income in the statement of stockholders' equity at October 1, 2000, net of income taxes of $43 thousand, or $80 thousand after tax. Changes in the fair value on this interest rate cap agreement of $123 thousand were adjusted through other comprehensive income to the extent that the hedge was effective. Interest expense for the nine months ended June 30, 2001 includes $222 thousand of net losses. This amount represents the cash flow hedge's ineffectiveness arising from time value of the interest rate cap.

     The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $20.6 million and $6.9 million at June 30, 2001 and October 1, 2000, respectively. The fair value of these commitments was $27 thousand and $60 thousand at June 30, 2001 and October 1, 2000, respectively. The forward sales commitments totaled $7.3 million and $15.0 million at June 30, 2001 and October 1, 2000, respectively. The fair value of these commitments was a gain of $83 thousand and a loss of $54 thousand at June 30, 2001 and October 1, 2000, respectively.

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

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have a material impact on the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective October 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     The Company is reviewing whether it will adopt SFAS No. 142 early, as of October 1, 2001. As of October 1, 2001, the Company expects to have unamortized goodwill and other intangible assets in the amount of $10.7 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $44 thousand and $149 thousand for the year ended September 30, 2000 and the nine months ended June 30, 2001, respectively. Due to recent acquisitions, the amortization expense related to goodwill is expected to increase to $181 thousand for the fourth quarter of fiscal 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

     On December 15, 1997, various plaintiffs filed an action against Peoples Federal and First Financial in the Court of Common Pleas for Charleston County, seeking unspecified damages, including treble damages, based upon a variety of causes of action, which arose out of alleged wrongful actions during the course of a foreclosure action brought by Peoples Federal against the plaintiffs in Georgetown County. This foreclosure action had resulted in a judicial sale held on January 5, 1998. By order dated December 28, 2000, the Circuit Court granted Peoples Federal's and First Financial's motion for Summary Judgment and dismissed all causes of action in their entirety. The plaintiffs have appealed and that appeal is pending.

     On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's order was issued July 3, 2001. The ruling resulted in a number of judgments, the net effect of which was in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. The recent ruling is subject to various motions and an appeal is expected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     The Company's market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and other funding activities. The structure of the Company's loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), which is comprised of senior management. ALCO regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

     As of June 30, 2001, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

Reports on Form 8-K

     On April 19, 2001, the Company filed a Form 8-K announcing the earnings release dated April 19, 2001, which included selected financial data for the quarter ended March 31, 2001 and for other selected periods.

     On May 18, 2001, the Company filed a Form 8-K announcing the signing of a definitive agreement to acquire the Hilton Head Island, Bluffton and Ridgeland operations of Kinghorn Insurance Agency, a Hilton Head Island-based independent insurance agency.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 14, 2001	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer