Form 10-K405
period 2001-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2001-12-28
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended:	September 30, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-17122

FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		57-0866076
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina		29401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (843)529-5933

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 30, 2001 there were issued and outstanding 13,386,864 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 14, 2001, was $331,994,227 (13,386,864 shares at $24.80 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PART I

Item 1.	Business	1
	General	1
	Discussion of Forward-Looking Statements	1
	Lending Activities	2
	Investment Activities	6
	Sources of Funds	9
	Asset and Liability Management	10
	Subsidiary Activities of the Associations	11
	Competition	12
	Personnel	12
	Regulation	12

Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	17
Item 6.	Selected Consolidated Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60

	PART III

Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management	62
Item 13.	Certain Relationships and Related Transactions	62

	PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	63

PART I

ITEM 1. BUSINESS

GENERAL

First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal") and Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal") (together, the "Associations"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. Insurance agency operations are conducted under another First Financial subsidiary, First Southeast Insurance Services, Inc. ("FSIns."). At September 30, 2001, First Financial had total assets of $2.3 billion, total deposits of $1.4 billion and stockholders' equity of $156.9 million.

First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the largest thrift institution in South Carolina based on assets of approximately $1.6 billion at September 30, 2001. First Federal is a federally-chartered stock savings and loan association that conducts its business through its home office in the city's historic district, 21 branch offices in the three surrounding counties and two full-service offices in Georgetown, South Carolina and three full service offices in the Hilton Head area of Beaufort County, South Carolina.

Peoples Federal was chartered in 1914 and is a federally chartered stock savings and loan association headquartered in Conway, South Carolina. Peoples Federal is the result of a merger of Peoples Federal of Conway and Peoples Federal of Florence in 1982. On November 7, 1997, the Company completed the acquisition of Investors Savings Bank of South Carolina, Inc. ("Investors"), through the merger of Investors with Peoples Federal. Peoples Federal conducts its business through 16 branch offices in South Carolina, a branch office in Sunset Beach, North Carolina, and its main office in Conway. Branches are located in the Myrtle Beach/Grand Strand area, Florence, Conway and Loris. Peoples Federal had assets of approximately $712 million at September 30, 2001.

The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through its own subsidiaries or subsidiaries of the Associations, the Company also engages in full-service brokerage activities, property and casualty insurance, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities. None of the subsidiary activities is considered to constitute a business segment.

First Federal and Peoples Federal are members of the Federal Home Loan Bank ("FHLB") System. The Associations' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. The Associations are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

The Associations are subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Associations' compliance with capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein and Note 16 of Notes to Consolidated Financial Statements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area, the State of South Carolina and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations and the ability of the Company to offer competitive products and pricing, manage loan delinquency rates, and react to changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

LENDING ACTIVITIES

General

At September 30, 2001, the Company's net loan portfolio totaled approximately $1.9 billion, or 81.9% of the Company's total assets. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. The Company, however, is focusing more on the origination of consumer and commercial business loans. In addition, the Company selectively originates non-residential real estate loans. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $66.3 million in fiscal 2001. In recent years the Company added second mortgage and mobile home lending programs on a correspondent basis, funding approximately $63.9 million of these types of originations during fiscal 2001.

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

Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

	September 30,
	2001		2000		1999		1998		1997
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollar amounts in thousands)
TYPE OF LOAN
Real estate:
1- to 4-family residential	$ 1,239,806	65.1%	$ 1,266,025	68.9%	$ 1,296,523	74.4%	$ 1,135,765	72.5%	$ 1,040,142	71.6%
Multi-family	50,195	2.6	48,937	2.7	46,254	2.6	43,161	2.7	54,593	3.8
Commercial real
estate and land	222,303	11.7	222,424	12.1	210,488	12.1	225,039	14.4	220,169	15.2
Commercial business loans	93,081	4.9	57,381	3.1	42,721	2.5	33,790	2.2	32,967	2.3
Consumer loans:
Home equity	145,146	7.6	121,993	6.6	86,764	5.0	73,961	4.7	58,879	4.0
Mobile homes	90,262	4.7	63,016	3.4	44,561	2.6	26,983	1.7	19,537	1.3
Credit cards	11,767	0.6	11,643	0.6	10,831	0.6	10,424	0.7	10,992	0.8
Other consumer loans	103,267	5.4	115,339	6.3	74,959	4.3	61,316	4.0	57,219	3.9
Total gross loans receivable	1,955,827	102.6	1,906,758	103.7	1,813,101	104.1	1,610,439	102.9	1,494,498	102.9
Allowance for loan losses	(15,943)	(0.8)	(15,403)	(0.8)	(14,570)	(0.8)	(12,781)	(0.8)	(12,103)	(0.8)
Loans in process	(33,624)	(1.8)	(51,658)	(2.8)	(55,409)	(3.2)	(32,360)	(2.1)	(30,257)	(2.1)
Deferred loan fees and
discounts	(927)	(0.0)	(1,200)	(0.1)	(972)	(0.1)	(258)	-	(641)	-
Loans receivable, net	$ 1,905,333	100.0%	$ 1,838,497	100.0%	$ 1,742,150	100.0%	$ 1,565,040	100.0%	$ 1,451,497	100.0%

The following table shows, at September 30, 2001, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Consolidated	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five to Ten Years	Over Ten to Fifteen Years	Over Fifteen Years	Total
	(in thousands)
Real estate mortgages:
Adjustable-rate	$ 9,130	$ 6,051	$ 2,653	$ 4,125	$ 24,626	$ 68,304	$ 701,298	$ 816,187
Fixed-rate	54,525	27,492	27,443	43,306	89,188	140,753	279,786	662,493
Consumer loans:
Adjustable-rate	144,352	386	323	624	1,766	1,230	225	148,906
Fixed-rate	26,368	9,058	15,902	35,492	29,410	16,390	68,916	201,536
Commercial business loans:
Adjustable-rate	34,292	8,855	1,555	2,396	1,375	99	-	48,572
Fixed-rate	19,256	7,024	8,063	7,171	2,992	3	-	44,509
Total	$ 287,923	$ 58,866	$ 55,939	$ 93,114	$ 149,357	$ 226,779	$ 1,050,225	$ 1,922,203

Residential Mortgage Lending

At September 30, 2001, the Company's real estate loans totaled approximately $1.5 billion, or 79.4% of net loans receivable. One- to four-family residential mortgage loans totaled $1.2 billion, or 82.0% of the Company's real estate loans and 65.1% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms ranging from 10 years to 30 years.

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

The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its loan portfolios. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company, like many of its competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan. These loans are underwritten on the basis of the fully-indexed rate. The Company presently offers single-family ARMs indexed to the one-year constant maturity treasury index. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds.

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

The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential construction loans totaled $73.7 million at September 30, 2001. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2001, the Company's commercial real estate portfolio totaled $132.1 million, or 7.0% of total net loans. Its multi-family portfolio totaled $50.2 million, or 2.6% of total net loans. Loans made with land as security totaled $90.2 million, or 4.7% of total net loans. In recent years the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

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

Consumer Lending

Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Associations have lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $350.4 million at September 30, 2001, or 18.3% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $145.1 million, or 41.4% of all consumer loans. Other consumer loans primarily consist of loans secured by mobile homes, boats, automobiles and credit cards.

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

The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 2001, the Company's commercial business loans outstanding were $93.1 million, which represented 4.9% of total net loans receivable.

Loan Sales and Servicing

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank ("FHLB") of Atlanta, the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 2001, the Company was servicing loans for others in the amount of $768.0 million.

Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $234.8 million in 2001, $48.4 million in 2000 and $203.1 million in 1999.

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

Limits on Loan Concentrations

The Associations' permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, First Federal's and Peoples Federal's lending limits under this restriction were $18.2 million and $7.9 million, respectively. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Associations may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Associations are not placed in a more detrimental position than if they had held the asset. At September 30, 2001, the largest aggregate amount of loans by First Federal and Peoples Federal to any one borrower, including related entities, was approximately $12.5 million and $4.6 million, respectively. All of these loans were performing according to their respective terms at September 30, 2001.

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

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $16.1 million in assets as substandard as of September 30, 2001.

The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $6.2 million of assets designated "special mention" as of September 30, 2001.

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

INVESTMENT ACTIVITIES

The Associations are required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company and the Associations within policies established by the Company's and the Associations' Boards of Directors.

At September 30, 2001, the Company's investment and mortgage-backed securities portfolio totaled approximately $247.6 million, which included stock in the FHLB of Atlanta of $33.2 million. Investment securities include U.S. Government and agency obligations, corporate bonds and mutual funds approximating $6.3 million. Mortgage-backed securities totaled $208.2 million as of September 30, 2001. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty, the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities which are rated in one of the three highest categories by two nationally recognized investment rating services.

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

The following tables set forth the carrying value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta), maturities and average yields at September 30, 2001. The fair value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta) was $214.4 million on September 30, 2001.

Investment and Mortgage-backed Securities Portfolio
	As of September 30,
	2001		2000		1999
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Held to Maturity:	(in thousands)
State and local government obligations	$	$	$ 249	$ 255	$ 249	$ 258
Mortgage-backed securities			19	21	28	31
Total securities held to maturity	$ -	$ -	$ 268	$ 276	$ 277	$ 289

	As of September 30,
	2001		2000		1999
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Available for Sale:	(dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies and corporations	$ 2,251	$ 2,264	$ 3,241	$ 3,247	$ 4,006	$ 4,021
Corporate debt and other securities	2,499	2,440	2,331	2,301	2,468	2,429
Mutual Funds	1,555	1,555	370	370	1,119	1,119
Mortgage-backed securities	203,397	208,153	249,450	247,076	183,868	181,217
Total securities available for sale	$ 209,702	$ 214,412	$ 255,392	$ 252,994	$ 191,461	$ 188,786

Maturity and Yield Schedule as of September 30, 2001
	Amortized Cost	Weighted Average Yield
	(dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies and corporations:
Within 1 year	$ 2,251	6.78%
	2,251	6.78
Corporate debt and other securities:
After 1 but within 5 years	982	4.31
After 5 but within 10 years	249	10.56
After 10 years	1,268	3.60
	2,499	4.57
Mutual funds
Within 1 year	1,555	3.36
	1,555	3.36
Mortgage-backed securities
Within 1 year	2,026	5.98
After 1 but within 5 years	3,702	6.33
After 5 but within 10 years	18,869	6.78
After 10 years	178,800	6.47
	203,397	6.49
	$ 209,702	6.44%

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

Deposits

The Company offers a number of deposit accounts including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 10 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Associations are subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and competitive factors. The Asset and Liability Committees of the Associations meet frequently and make changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability, generally lower cost than other funding and the ability to provide fee income through service charges and cross-sales of other services.

The Associations' deposits are obtained primarily from residents of South Carolina. Management estimates that less than 3% of deposits at September 30, 2001, are obtained from customers residing outside of South Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies.

Jumbo Certificates of Deposit

The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2001. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Maturity Period	At September 30, 2001
(in thousands)
Three months or less	$ 54,805
Over three through six months	24,895
Over six through twelve months	16,022
Over twelve months	3,873
Total	$ 99,595

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

At September 30, 2001, the Company had advances totaling $625.0 million from the FHLB of Atlanta at an average rate of 4.90%. At September 30, 2001, the maturity of the Associations' FHLB advances ranged from one to nine years. For more information on borrowings, see Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein.

The Associations have periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the Company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases, enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 2001, the Company had $66.3 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 3.66% at September 30, 2001, and mature within three months. For more information on other borrowings, see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein.

During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line. The rate on the funding line is based on LIBOR. During fiscal 2000, the line was increased to $35.0 million. At September 30, 2001, $23.8 million was outstanding under this agreement with a weighted average rate of 5.58%.

The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2001	2000	1999
	(dollar amounts in thousands)
Weighted Average Rate Paid On (at end of period):
FHLB advances	4.90%	6.38%	5.50%
Securities sold under agreements to repurchase	3.66	6.73	5.45
Bank line of credit	5.58	8.63	7.38
Maximum Amount of Borrowings Outstanding (during period):
FHLB advances	$ 803,500	$ 795,500	$ 611,500
Securities sold under agreements to repurchase	99,210	73,943	73,991
Bank line of credit	23,750	12,250	8,750
Approximate Average Amount of Short-term Borrowings
With Respect To:
FHLB advances	728,100	706,551	540,893
Securities sold under agreements to repurchase	66,385	57,138	35,323
Bank line of credit	17,928	9,645	6,698
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	5.75%	6.10%	5.37%
Securities sold under agreements to repurchase	5.31	6.26	5.39
Bank line of credit	7.04	8.35	6.38

ASSET AND LIABILITY MANAGEMENT

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company=s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company=s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company=s business activities.

The Company=s profitability is affected by fluctuations in interest rates. Management=s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company=s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company=s exposure to differential changes in interest rates between assets and liabilities is shown in the Company=s Interest Rate Sensitivity Analysis Table. See Item 7, "Management=s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset and Liability Management." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management" ("TB-13A"). This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2001, the Company=s internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would decrease net interest income over a twelve-month period by 9.3% and reduce net portfolio value by 9.1% while a 200 basis point decline in rates would increase net interest income over a twelve-month period by 9.1% and decrease net portfolio value by 3.9% in the same period.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

 The following table shows the Company=s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments= fair values at September 30, 2001. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Expected Maturity/Principal Repayments at September 30,
	Average Rate	2001	2002	2003	2004	2005	Thereafter	Cost	Fair Value
Interest-sensitive assets:	(dollar amounts in thousands)
Loans receivable	7.85%	$ 285,800	$ 242,930	$ 206,490	$ 175,517	$ 149,189	$ 845,407	$ 1,905,333	$ 1,958,345
Mortgage-backed securities	6.49	30,510	25,933	22,043	18,737	15,926	90,248	203,397	208,153
Investments and other interest-earning assets	3.53	42,610				982	1,517	45,109	45,063
FHLB Stock	6.75						33,150	33,150	33,150
Interest-sensitive liabilities:
Checking accounts	1.09	114,247	62,250	42,330	28,784	19,605	41,568	308,784	308,784
Savings accounts	2.25	20,515	17,027	14,133	11,730	9,736	47,535	120,676	120,676
Money Market accounts	3.11	174,434	13,910	9,737	6,816	4,771	11,134	220,802	220,802
Certificate accounts	5.35	567,987	124,143	15,161	23,481	10,493	4,258	745,523	758,550
Borrowings	4.81	286,316	55,000	75,000	125,000		173,750	715,066	745,594

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company=s historical experience. For deposit liabilities, in accordance with standard industry practice, the Company has used decay rates utilized by the OTS. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company=s historical experience.

Rate/Volume Analysis

For the Company's rate/volume analysis and information regarding the Company=s yields and costs and changes in net interest income, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

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

COMPETITION

First Federal was the largest and Peoples Federal the third largest of savings associations headquartered in South Carolina at September 30, 2001, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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

PERSONNEL

As of September 30, 2001, the Company had 719 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

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

Federal Home Loan Bank System

The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Associations, as members of the FHLB of Atlanta, are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. First Federal and Peoples Federal were in compliance with this requirement with an investment in FHLB of Atlanta stock of $20.4 million and $12.8 million, respectively, at September 30, 2001.

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

Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution=s financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution=s primary federal regulator and information that the FDIC determines to be relevant to the institution=s financial condition and the risk posed to the deposit insurance funds. An institution=s assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates. Risk classification of all insured institutions is made by the FDIC semi-annually. At September 30, 2001, the Associations were classified as well-capitalized institutions.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 2.1 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Prompt Corrective Action

The federal banking agencies have implemented, by regulation, a system of prompt corrective action for all insured depository institutions. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At September 30, 2001, First Federal and Peoples Federal were categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

Qualified Thrift Lender Test

The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 2001, the Associations were in compliance with the QTL test.

Capital Requirements

Federally insured savings associations, such as the Associations, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.

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

See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements of First Federal and Peoples Federal.

Limitations on Capital Distributions

OTS regulations require the Associations to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.

OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings association's capital level.

The Associations currently meet the criteria to be designated Tier 1 associations and, consequently, could at their option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of their net income during the calendar year plus 50% of their surplus capital at the beginning of the calendar year less any distributions previously paid during the year.

Regulation of the Company

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

  repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
  provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
  broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
  provides an enhanced framework for protecting the privacy of consumer information;
  adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;
  modifies the laws governing the implementation of the Community Reinvestment Act; and
  addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The Company is a multiple savings and loan holding company and recently the OTS has clarified that all thrift holding companies are authorized to engage in the same list of activities permitted by the Federal Reserve Board for financial holding companies. These are activities that are financial in nature, incidental to a financial activity or complimentary to a financial activity.

The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

The Company is subject to certain restrictions under the Home Owners= Loan Act ("HOLA") and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies.

As a multiple savings and loan holding company within the meaning of HOLA, the Company=s activities are generally subject to more restrictions than those of a unitary savings and loan holding company. Specifically, if First Federal or Peoples Federal fail to meet the QTL test, the activities of the Company and of its subsidiaries (other than the Associations or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Notwithstanding the above restricted activities of a multiple savings and loan holding company imposed by HOLA, the OTS issued an opinion on April 1, 2001 ("Opinion") to clarify how the GLBA applied to multiple savings and loan holding companies. Specifically, the Opinion states that the GLBA, which amended the HOLA, permits multiple savings and loan holding companies to engage in the activities permissible for financial holding companies under the Bank Holding Company Act of 1956. Such activities include nonbanking businesses such as insurance and securities underwriting, which were prohibited activities for multiple savings and loan holding companies prior to the enactment of the GLBA. The HOLA also requires any savings and loan holding company that controls a savings association that fails the QTL test to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 2440 Mall Drive, North Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's Operations Center. First Federal owns twenty-one of its branch offices, including its home office at 34 Broad Street in downtown Charleston. A substantial portion of its home office is now leased and approximately 50% of its offices in Beaufort County are also leased to others. The remaining six branch offices are leased properties on which First Federal has constructed banking offices. All of the leases include various renewal or purchase options.

Peoples Federal conducts its executive and support service functions from its 14,700 square foot Operations Center at 1601 Eleventh Avenue in Conway, South Carolina. Approximately 65% of the building is available for lease to others. Eleven of Peoples Federal's branch offices are owned and six facilities are leased.

First Southeast Insurance Services, Inc. leases space for certain insurance agency operations in Charleston, Lake City, Myrtle Beach, Hilton Head, Bluffton and Ridgeland, South Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities. Both Associations also own land purchased for potential future branch locations.

The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

At September 30, 2001, the total book value of the premises and equipment owned by the Company was $33.0 million. Reference is made to Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 8 for further details on the Company's properties.

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

On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. The recent ruling was appealed by Peoples Federal on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. A briefing schedule has not yet been established. It is unlikely that the case will be decided within the next year. Peoples Federal intends to vigorously pursue this appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends:

				Cash Dividend
		High	Low	Declared
2001:
	First Quarter	$ 19.69	$ 15.00	$ 0.155
	Second Quarter	21.75	17.75	$ 0.155
	Third Quarter	23.73	19.05	$ 0.155
	Fourth Quarter	26.45	20.70	$ 0.155
2000:
	First Quarter	$ 19.25	$ 15.25	$ 0.14
	Second Quarter	16.44	12.94	$ 0.14
	Third Quarter	15.63	12.75	$ 0.14
	Fourth Quarter	15.56	12.88	$ 0.14

The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 2001, there were approximately 2,445 stockholders of record.

The Company has paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 14 times with the most recent dividend paid in November 2001, at $.17 per share. Cash dividends per share totaled $.62, $.56 and $.48 for fiscal 2001, 2000 and 1999, respectively. These dividends per share amounted to 36.69%, 37.58%, and 33.33% of basic net income per common share, respectively.

Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Associations' ability to pay dividends to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	At or For the Year Ended September 30,
	2001	2000	1999	1998(1)	1997(1)
	(dollar amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$ 173,277	$ 161,642	$ 140,832	$ 136,345	$ 126,359
Interest expense	102,908	98,888	80,394	81,689	75,340
Net interest income	70,369	62,754	60,438	54,656	51,019
Provision for loan losses	(4,975)	(2,745)	(2,765)	(2,405)	(2,435)
Net interest income after provision for loan losses	65,394	60,009	57,673	52,251	48,584
Other income	24,918	18,310	15,314	13,357	12,296
Non-interest expense	(55,143)	(47,884)	(43,280)	(40,158)	(37,356)
SAIF special assessment					(313)
Income tax expense	(12,610)	(10,507)	(10,400)	(8,571)	(8,501)
Net income before extraordinary loss	22,559	19,928	19,307	16,879	14,710
Extraordinary loss on retirement of debt (2)				(340)
Net income	$ 22,559	$ 19,928	$ 19,307	$ 16,539	$ 14,710

Per Common Share
Net income before extraordinary loss	$ 1.69	$ 1.49	$ 1.44	$ 1.24	$ 1.10
Net income before extraordinary loss, diluted	1.64	1.47	1.40	1.20	1.07
Extraordinary loss				(0.02)
Extraordinary loss, diluted				(0.03)
Net income	1.69	1.49	1.44	1.22	1.10
Net income, diluted	1.64	1.47	1.40	1.17	1.07
Book value	11.71	10.35	9.43	9.16	8.28
Dividends	0.62	0.56	0.48	0.42	0.36
Dividend payout ratio	36.69%	37.58%	33.33%	34.43%	32.73%

Core Earnings (3)
Net income before extraordinary loss	$ 22,559	$ 19,928	$ 19,307	$ 16,879	$ 14,710
Investors merger related expenses				210
SAIF assessment					198
Core income	$ 22,559	$ 19,928	$ 19,307	$ 17,089	$ 14,908

Core Earnings Per Share (3)
Basic:
Net income before extraordinary loss	$ 1.69	$ 1.49	$ 1.44	$ 1.24	$ 1.10
Investors merger related expenses				0.02
SAIF assessment					0.01
Core income	$ 1.69	$ 1.49	$ 1.44	$ 1.26	$ 1.11
Diluted:
Net income before extraordinary loss	$ 1.64	$ 1.47	$ 1.40	$ 1.20	$ 1.07
Investors merger related expenses				0.01
SAIF assessment					0.01
Core income	$ 1.64	$ 1.47	$ 1.40	$ 1.21	$ 1.08

	At or For the Year Ended September 30,
	2001	2000	1999	1998(1)	1997(1)
	(dollar amounts in thousands, except per share amounts)
At September 30,
Assets	$ 2,325,664	$ 2,256,511	$ 2,070,752	$ 1,839,708	$ 1,774,952
Loans receivable, net	1,905,333	1,838,497	1,742,150	1,565,040	1,451,497
Mortgage-backed securities	208,153	247,095	181,245	148,630	149,781
Investment securities and FHLB stock	39,409	45,492	37,743	40,412	76,959
Deposits	1,395,785	1,241,295	1,219,848	1,164,440	1,123,988
Borrowings	715,066	828,022	677,241	504,942	498,236
Stockholders' equity	156,893	137,851	125,881	125,163	111,528
Number of offices	44	40	38	36	35
Full-time equivalent employees	719	638	611	576	564

Selected Ratios:
Return on average equity	15.27%	15.21%	15.38%	13.97%	13.94%
Return on average assets	0.98	0.91	0.99	0.90	0.88
Core return on average equity	15.27	15.21	15.38	14.43	14.13
Core return on average assets	0.98	0.91	0.99	0.93	0.89
Gross interest margin	3.00	2.77	2.99	2.84	2.89
Net interest margin	3.20	2.99	3.22	3.10	3.15
Efficiency ratio	60.28	59.55	58.30	59.42	59.40
Average equity as a percentage of average assets	6.40	5.99	6.42	6.48	6.28

Asset Quality Ratios:
Allowance for loan losses to net loans	0.84%	0.84%	0.84%	0.82%	0.83%
Allowance for loan losses to nonperforming loans	141.44	178.65	202.08	177.76	86.74
Nonperforming assets to loans and real estate
and other assets acquired in settlement of loans	0.77	0.79	0.74	0.83	1.75
Nonperforming assets to total assets	0.63	0.64	0.62	0.71	1.44
Net charge-offs to average loans	0.24	0.11	0.06	0.11	0.14

(1)	During 1998 First Financial acquired Investors. This business combination was accounted for utilizing the pooling-of-interests method of accounting, and accordingly all financial information prior to the merger has been retroactively restated.
(2)	Loss on retirement of First Financial's 9.375% senior notes, net of income tax benefit of $173.
(3)	Core earnings represents net income before extraordinary loss exclusive of after-tax expenses related to the Investors pooling and a one time SAIF assessment recorded in 1997.

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

First Financial achieved record earnings of $22.6 million in 2001, increasing 13.2% from $19.9 million in 2000. Basic and diluted earnings per share in 2001 improved to $1.69 and $1.64, respectively, compared with $1.49 and $1.47, respectively, in 2000. Net income was $19.3 million in 1999. Basic and diluted earnings per share totaled $1.44 and $1.40 in 1999, respectively. Net earnings resulted in a return on average equity of 15.27%, 15.21% and 15.38% for the three years ended September 30, 2001, respectively. The return on average assets for the three years ended September 30, 2001 was .98%, .91% and .99%, respectively.

First Financial's earnings momentum accelerated during the current year due principally to growth in net interest income. The Company's net interest margin improved from 2.99% in fiscal 2000 to 3.20% in fiscal 2001. Another important highlight in fiscal 2001 was the $6.6 million, or 36.1% increase, in non-interest revenues over fiscal 2000. First Financial generated additional revenues from growth in retail banking and insurance services, increased loan sales and from real estate owned sales. During fiscal 2001, non-interest expense increased by 15.2% due principally to First Financial's staffing and related expenses for retail sales office expansion, technology initiatives, and the acquisition of additional insurance agency operations. Provision for loan losses increased to $5.0 million from $2.7 million in fiscal 2000, principally from higher consumer loan charge-offs and loan growth.

First Financial's net income increased $621,000 in fiscal 2000, or approximately 3.2%, over fiscal 1999. Lower earnings growth in 2000 than in the more recent annual period was principally attributable to less growth in net interest income, as average net interest margins declined substantially.

On September 17, 2001, First Financial announced that its Board of Directors had authorized the repurchase of up to 600,000 shares of First Financial's common stock. As of September 30, 2001, 36,500 shares had been acquired under the new repurchase program.

On February 25, 2000, the Board of Directors of First Financial announced a stock repurchase program to acquire up to 500,000 shares of common stock, representing approximately 3.7% of outstanding shares at that time. Approximately 93,000 shares were repurchased under the program in fiscal 2000. A similar program initiated in October 1998 resulted in the repurchase of 500,000 shares of its common stock in fiscal 1999.

During fiscal 2001, First Financial acquired the Hilton Head, Bluffton and Ridgeland operations of the Kinghorn Insurance Agency, a full-service independent insurance agency specializing primarily in retail insurance lines. These operations, acquired on May 31, 2001, are included under Kinghorn Insurance Services, Inc. ("Kinghorn"), a subsidiary of First Southeast Insurance Services. The transaction was accounted for as a purchase of assets with four months of Kinghorn's operations included in fiscal 2001 results.

During fiscal 2000, First Financial acquired the operations of Associated Insurors, Inc. of Myrtle Beach, South Carolina ("Associated Insurors"), a full-service insurance agency, specializing in commercial insurance lines. The transaction was accounted for as a purchase of assets with four months of operations included in fiscal 2000 results.

National and Economic Events

At the beginning of the fiscal year First Financial's net interest margins were under pressure. The Federal Reserve's actions to increase short-term interest rates 175 basis points in the prior twelve-month period resulted in a nearly flat yield curve for United States Treasury securities. Nationally, during most of fiscal 2001, the United States experienced a slowing economy following a tenth year of expansion. During the year the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down by 350 basis points through September of 2001. The Company believes lower short-term interest rates in fiscal 2001 had a positive effect on results of operations in fiscal 2001.

Management believes that the economic impact of the terrorist attacks of September 11, 2001 did not materially affect operations during fiscal 2001. It is evident from recent economic data that the U.S. economy was affected significantly by these events. The extent and duration of the economic impact from the attacks are not predictable but could affect consumer confidence and the financial activities of retail and business customers. Prior to these events, many economists were predicting that the U.S. had been in a recession. Official economic data released in November confirms that the U.S. has been in a recession for several months and it is likely that recovery will not occur until sometime next year.

The Federal Reserve has continued to reduce rates lower after year-end, dropping the Federal Funds rate by another 125 basis points. Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, an economic stimulus plan is expected to be passed shortly by Congress and further interest rate cuts by the Federal Reserve are possible. The Company continues to believe that its markets generally perform better than national markets, even in times of recession.

Financial Position

At September 30, 2001, First Financial's assets totaled $2.3 billion, increasing by 3.1%, or $69.2 million, from September 30, 2000. Net asset growth was principally attributable to a $33.6 million increase in cash and cash equivalents, a $66.8 million increase in net loans receivable and a $8.5 million increase in goodwill and other intangibles. Average assets increased 5.5% during the year and average interest-earning assets increased by 5.0%. Lower market interest rates in fiscal 2001 led to increased fixed-rate residential loan originations. Agency-qualifying production is normally sold by the Company, increasing loans sales substantially in fiscal 2001. As deposit inflows also improved, the Company reduced its reliance on wholesale funding sources, leading to a net reduction in borrowings of $113.0 million during the period.

At September 30, 2000, First Financial's assets totaled $2.3 billion, increasing 9.0%, or $185.8 million, from September 30, 1999. Net asset growth was principally attributable to growth in net loans receivable, which increased $96.3 million during 2000, and growth in mortgage-backed securities, which increased $65.9 million. Average interest-earning assets increased by 11.7% in 2000.

Investment Securities and Mortgage-backed Securities

At September 30, 2001, available for sale securities totaled $214.4 million compared to $253.0 million at September 30, 2000.

The primary objective of the Company in its management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities. The Associations are required to maintain an adequate amount of liquidity to ensure safe and sound operations. The Associations have maintained balances in short-term investments and mortgage-backed securities based on their continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential direction of market interest rate changes.

Loans Receivable

Loans comprise the major portion of interest-earning assets of the Company, accounting for 85.9% and 87.7% of average interest-earning assets in 2001 and 2000, respectively. Compared with balances on September 30, 2000, net loans receivable grew by 3.6% during 2001. Adding the effect of loan securitizations of $41.2 million, loan growth approximated 6% in fiscal 2001. Real estate originations were higher in fiscal 2001 than in fiscal 2000 due principally to the effect of lower market interest rates. Loan growth, however, slowed from the 13% growth in fiscal 2000, adjusted for the effect of securitizations, due to more sales of agency-qualifying residential loans. Consumer loans grew to $350.4 million at September 30, 2001, increasing $38.5 million, or 12.3% from September 30, 2000. The Company's home equity loan balances increased to $145.1 million at September 30, 2001, accounting for 60.2% of the consumer loan growth in 2001. Commercial loans increased $35.7 million, or 62.2% during the fiscal year ended September 30, 2001. The Company continues to emphasize growth in consumer lending and commercial business lending.

The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, manufactured housing and other consumer loans, credit card receivables and commercial business loans. The Company believes the change in percentages of consumer and commercial loans and a lower percentage of single family mortgage loans has had a positive effect of the overall yield of the portfolio. These loans generally have higher credit risks than single family residential loans.

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

The largest component of loan growth during fiscal 2001 has been in consumer loans. The largest percentage increase in loan growth was also attributable to consumer loans, which remain the sector of the portfolio where higher charge-off rates are generally experienced.

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

Problem Assets

	At September 30,
	2001	2000	1999	1998	1997
	(dollar amounts in thousands)
Non-accrual loans	$ 8,547	$ 5,881	$ 4,466	$ 2,647	$ 6,609
Accruing loans 90 days or more delinquent	25	29	20	50	568
Renegotiated loans	2,700	2,712	2,724	4,493	6,776
Real estate and other assets acquired in settlement of loans	3,337	5,895	5,685	5,871	11,658
	$ 14,609	$ 14,517	$ 12,895	$ 13,061	$ 25,611

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	0.77%	0.79%	0.74%	0.83%	1.75%
As a percent of total assets	0.63	0.64	0.62	0.71	1.44
Allowance for loan losses as a percent of problem loans	141.44	178.65	202.08	177.76	86.74
Net charge-offs to average loans outstanding	0.24	0.11	0.06	0.11	0.14

Problem assets were $14.6 million at September 30, 2001, or .63% of assets and .77% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2000, problem assets were $14.5 million, or .64% of assets and .79% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual increased to $8.5 million at September 30, 2001 from $5.9 million in fiscal 2000. The increase was primarily related to an increase in more severely delinquent residential mortgage and consumer loans. Real estate and other assets in settlement of loans declined to $3.3 million from $5.9 million at September 30, 2000, due principally to the sale of one large income-producing property.

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

Allowance for Loan Losses

	At or For the Year Ended September 30,
	2001	2000	1999	1998	1997
	(dollar amounts in thousands)
Balance, beginning of period	$ 15,403	$ 14,570	$ 12,781	$ 12,103	$ 11,639
Loans charged-off:
Real estate loans	377	338	122	981	682
Commercial business loans	273	62	46	122	431
Consumer loans	4,282	1,992	1,428	1,427	1,196
Total charge-offs	4,932	2,392	1,596	2,530	2,309
Recoveries:
Real estate loans	57	21	245	159	164
Commercial business loans	24	47	82	407	8
Consumer loans	416	412	293	237	166
Total recoveries	497	480	620	803	338
Net charge-offs	4,435	1,912	976	1,727	1,971
Provision for loan losses	4,975	2,745	2,765	2,405	2,435
Balance, end of period:
Real estate loans	5,477	6,374	8,456	8,753	9,003
Commercial business loans	2,475	1,883	2,079	1,087	1,384
Consumer loans	7,991	7,146	4,035	2,941	1,716
Balance, end of period	$ 15,943	$ 15,403	$ 14,570	$ 12,781	$ 12,103
Balance as a percent of net loans:
Real estate loans	0.37%	0.43%	0.56%	0.64%	0.70%
Commercial business loans	2.73	3.28	4.87	3.22	4.20
Consumer loans (1)	2.33	2.29	1.86	1.70	1.17
Total net loans	0.84	0.84	0.84	0.82	0.83
Net charge-offs as a percent of average net loans:
Real estate loans	0.02%	0.02%	(0.01%)	0.06%	0.04%
Commercial business loans	0.33	0.03	(0.09)	(0.85)	1.30
Consumer loans (1)	1.17	0.60	0.58	0.75	0.76
Total net loans	0.24	0.11	0.06	0.11	0.14
(1)	Consumer loans include home equity lines of credit.

On September 30, 2001, the total allowance for loan losses was $15.9 million compared with $15.4 million at September 30, 2000. Total net loan charge-offs increased to $4.4 million in 2001 from $1.9 million in 2000. Net real estate loan charge-offs totaled $320,000 in 2001 compared with net charge-offs of $317,000 in 2000. Consumer loan net charge-offs were $3.9 million in 2001 compared with $1.6 million in 2000. Consumer loan charge-offs have increased due to growth in consumer loans and higher net charge-off rates on auto loans. Recently, underwriting standards have been tightened on new auto lending programs. Commercial business loan net charge-offs were $249,000 in 2001 compared with $15,000 in net charge-offs in 2000. Based on the current economic environment and other factors, management believes that the allowance for loan losses at September 30, 2001 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

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

	At September 30,
	2001	2000	1999	1998	1997
	(dollar amounts in thousands)
Allowance for loan losses applicable to:
Real estate loans	$ 5,477	$ 6,374	$ 8,456	$ 8,753	$ 9,003
Commercial business loans	2,475	1,883	2,079	1,087	1,384
Consumer loans	7,991	7,146	4,035	2,941	1,716
Total	$ 15,943	$ 15,403	$ 14,570	$ 12,781	$ 12,103

Percent of loans to total net loans:
Real estate loans	77.3%	80.4%	85.5%	87.1%	87.8%
Commercial business loans	4.7	3.0	2.3	2.1	2.2
Consumer loans	18.0	16.6	12.2	10.8	10.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a lesser source of funding. The Company has set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers.

The Company's total deposits increased $154.5 million during the year ended September 30, 2001. First Financial's deposit composition at September 30, 2001 and 2000 is as follows:

	At September 30,
	2001		2000
	Balance	Percent of Total	Balance	Percent of Total
	(dollar amounts in thousands)
Checking accounts	$ 308,784	22.12%	$ 209,938	16.91%
Statement and other accounts	120,676	8.65	118,874	9.58
Money market accounts	220,802	15.82	191,481	15.43
Certificate accounts	745,523	53.41	721,002	58.08
Total deposits	$ 1,395,785	100.00%	$ 1,241,295	100.00%

National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits had started to decline in recent fiscal years as a percentage of liabilities. Management believes that conditions in fiscal 2001 were more favorable for deposit growth. Factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows in fiscal 2001. As of September 30, 2001, deposits as a percentage of liabilities were 64.4% compared with 58.6% at September 30, 2000. The Company expects to maintain a significant portion of its overall deposits in core account relationships; however, future growth in overall deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus affect the Company's future net margins. The Company's average cost of deposits at September 30, 2001 was 3.79% compared with 4.47% at September 30, 2000.

Borrowings

Borrowings declined $113.0 million during the current year to $715.1 million as of September 30, 2001. Borrowings as a percentage of total liabilities were approximately 33.0% at the end of 2001 compared with 39.1% in 2000. Borrowings from the FHLB of Atlanta declined $141.5 million, reverse repurchase agreements increased $17.0 million and other short-term borrowings increased $11.5 million.

The Company's average cost of FHLB advances, reverse repurchase agreements and other borrowings declined from 6.43% at September 30, 2000 to 4.81% at September 30, 2001. Approximately $220.0 million in FHLB advances mature or are subject to call within one year and all of the reverse repurchase agreements mature within three months.

Capital Resources

Average shareholders' equity was $147.7 million during fiscal 2001, or 6.40% of average assets, increasing from 5.99% during 2000. The Consolidated Statement of Stockholders' Equity and Comprehensive Income contained in Item 8 herein details the changes in stockholders' equity during the year. The principal reason for the increase in average equity to average assets during the current period is due to the retention of net income. Total equity capital increased from $137.9 million at September 30, 2000 to $156.9 million at September 30, 2001. The Company's capital ratio of total capital to total assets, was 6.75% at September 30, 2001 compared to 6.11% at September 30, 2000.

Recent stock repurchases included the purchase of 57,000 shares of common stock in fiscal 2001, approximately 93,000 shares of common stock in fiscal 2000 and 500,000 shares of common stock in fiscal 1999. The dollar amount of such purchases totaled $1.2 million in fiscal 2001, $1.3 million in fiscal 2000 and $9.7 million in fiscal 1999.

During fiscal 2001, the Company's cash dividend payout was 36.7% of per share earnings compared with a payout ratio of 37.6% in 2000. The Company recently increased its cash dividend by 9.7% to $.68 per share on an annual basis, effective with the payment during November 2001 to shareholders.

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

The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Associations, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester counties and a significant share of deposits in the Georgetown market. As a new entrant into Beaufort County, the Company holds a small but growing market share. Peoples Federal's deposits are principally obtained in Horry and Florence counties. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products. Due to disintermediation of traditional savings balances to other investment products, including the equity markets, annuities and mutual funds, the pool of retail deposit funds held in financial institutions has contracted over time, resulting in more reliance by the Company on other sources of funds.

Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, the Associations have back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for each of the Associations.

During 2001, the Company experienced a net cash outflow from investing activities of $31.9 million, consisting principally of a net increase of $125.1 million in loans receivable, offset partially by $61.4 million of repayments of mortgage-backed securities and $26.3 million in sales of mortgage-backed securities. The Company experienced net cash inflows of $32.1 million from operating activities and $33.3 million from financing activities. Financing activities included $154.5 million growth in deposit balances, offset partially by $113.0 million in net reductions in borrowed funds.

Proceeds from the sale of loans totaled $237.1 million in 2001, increasing significantly from $48.4 million in 2000. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 2002 and it anticipates volume may be strong due to declining market interest rates and their likely effect on fixed-rate loan originations.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Associations, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include (i) dividends from First Federal and Peoples Federal; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2001, First Financial had cash reserves and existing marketable securities of $2.3 million compared with $852,000 at September 30, 2000.

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

The Company, working principally through the Asset and Liability Committees of the Associations, has established policies and monitors results to control interest rate risk. The Company utilizes measures such as static gap, which is the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance sheet mix assumptions.

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

Interest Rate Sensitivity Analysis at September 30, 2001
	Interest Rate Sensitivity Period
	3 Months	4-6 Months	7-12 Months	13 Months- 2 years	Over 2 Years	Cost
Interest-earning assets:	(dollar amounts in thousands)
Loans (1)	$ 267,292	$ 109,676	$ 196,485	$ 153,098	$ 1,195,652	$1,922,203
Mortgage-backed securities	122,784	2,462	7,964	644	69,543	203,397
Interest-earning deposits, investments and FHLB stock	77,737				522	78,259
Total interest-earning assets	467,813	112,138	204,449	153,742	1,265,717	2,203,859
Interest-bearing liabilities:
Deposits:
Checking accounts (2)	19,373	19,373	38,745	42,222	89,719	209,432
Savings accounts (2)	5,128	5,128	10,257	17,028	83,135	120,676
Money market accounts	220,802					220,802
Certificate accounts	249,883	156,763	161,129	121,580	56,168	745,523
Total deposits	495,186	181,264	210,131	180,830	229,022	1,296,433
Borrowings (3)	435,066		25,000	180,000	75,000	715,066
Total interest-bearing liabilities	930,252	181,264	235,131	360,830	304,022	2,011,499
Current period gap	$ (462,439)	$ (69,126)	$ (30,682)	$ (207,088)	$ 961,695	$ 192,360
Cumulative gap	$ (462,439)	$ (531,565)	$ (562,247)	$ (769,335)	$ 192,360
Percent of total assets	(19.88%)	(22.86%)	(24.18%)	(33.08%)	8.27%

Assumptions:
(1)	Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date.
(2)	Decay rates for savings accounts approximate 17% in the first year and 14% in the second year. Decay rates for checking accounts approximate 37% in the first year and 20% in the second year.
(3)	Borrowings include fixed-rate FHLB advances at the earlier of maturity date or potential call dates. If FHLB advances are not called, maturities may extend.

Based on the Company's September 30, 2001 static gap position, in a one-year time period $784.4 million in interest-sensitive assets will reprice and approximately $1.3 billion in interest-sensitive liabilities will reprice. This current static gap position results in a negative mismatch of $562.2 million, or 24.2% of assets. The Company's static gap position one year ago was a negative 25.2% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which may be significant in any year, based on the level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized. After applying the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period, the Company estimates it has a negative one-year gap position of 13.3% of assets at September 30, 2001.

During the past three years the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index. Under current lower levels of market interest rates, prepayment speeds may increase on these types of loans as consumers lock into longer term fixed-rate loans.

Under normal economic conditions, a negative gap would normally suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would normally occur when an institution is positively-gapped. As market interest rates declined during fiscal 2001 the Company=s negative gap position was a factor in increasing the net interest margin. It may be difficult to quantify expectations when interest rates are at very low levels, as we are currently experiencing. With market interest rates at the lowest levels in many years, further declines may not result in the magnitude of change in asset and liability pricing experienced under more historical market conditions.

During fiscal 2000, sharply higher interest rates and a flatter yield curve resulted in compression in the Company's net interest margin. Because of the short-term nature of its liability funding, the recent decline in short-term interest rates may continue to improve the Company's net interest margin for some time into fiscal 2002, but management expects that the margin will stabilize and perhaps decline as economic conditions begin to improve in late fiscal 2002.

Derivative transactions may be used by the Company to better manage its interest rate sensitivity. Although not used extensively by the Company in the past, such measures may be utilized on a more frequent basis in the future.

Results of Operations

Net Interest Income

The largest component of operating earnings for the Company is net interest income. Net interest income totaled $70.4 million in 2001 compared with $62.8 million in 2000 and $60.4 million in 1999. Net interest income represented approximately 74% of the gross income of First Financial in fiscal 2001. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

Net interest income increased by 12.1% to $70.4 million in 2001. This followed an increase of 3.8% in 2000 and 10.6% in 1999. The increase in fiscal 2001 was principally due to higher average yields on interest-earning assets and reduced average costs on interest-bearing liabilities. As short-term market interest rates declined, the Company's interest-sensitive liabilities repriced to an average cost of 4.87% from an average cost of 4.94% in fiscal 2000. Average yields improved to 7.87% from 7.71% in fiscal 2000. Economic conditions, market interest rates and competitive pressures in fiscal 2000 were more challenging than in fiscal 1999. Funding pressures coupled with strong growth prospects in the markets served by First Financial also led to higher usage of more external sources of funds during fiscal 2000. The Company's average cost of interest-bearing liabilities increased to 4.94% in fiscal 2000 from 4.51% in fiscal 1999. Average yields on interest-earning assets only increased from 7.50% to 7.71% in fiscal 2000.

As the table below illustrates, for the year ended September 30, 2001 the net interest margin increased to 3.20% compared to 2.99% in fiscal 2000. The net interest margin almost returned to the net interest margin of 3.22% in 1999.

The Company's net interest margin may be affected by many factors. Competition for deposit funds within the Company's markets ranges from many well-established national and regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also can affect consumer deposit patterns and thus affect the Company's ability to utilize retail sources of funds. Management believes that conditions in fiscal 2001 were much more favorable for deposit growth than in fiscal 2000 and fiscal 1999. Expansion into new markets such as Hilton Head and declining stock market returns may have factored into the substantial growth in deposits in fiscal 2001. Fiscal 2000 was a very challenging year for retail deposit pricing. Late in calendar year 1999, many banks perceived the need to gather additional liquidity related to public concerns over the transition to the Year 2000. Many competitors developed special certificate of deposit products with higher interest rates to attract funds. Higher retail certificate of deposit pricing did not abate as expected after the first of the year and continued to affect the repricing of deposits, leading to higher average deposit costs for 2000. The demand for funds to originate loans required the Company to utilize other sources of funds, particularly FHLB borrowings.

Average Yields and Rates
	Year Ended September 30,
	2001			2000			1999
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollar amounts in thousands)
Interest-earning assets:
Loans (1)	$1,891,528	$152,695	8.07%	$1,839,607	$144,177	7.84%	$1,640,497	$125,742	7.66%
Mortgage-backed securities	248,454	16,443	6.62	202,256	13,414	6.63	182,585	11,519	6.31
Investment securities	45,153	3,132	6.94	42,084	3,207	7.62	39,112	2,801	7.16
Other interest-earning assets (2)	17,133	1,007	5.88	13,293	844	6.35	15,124	770	5.09
Total interest-earning assets	2,202,268	173,277	7.87	2,097,240	161,642	7.71	1,877,318	140,832	7.50
Non-interest-earning assets	104,520			88,795			77,912
Total assets	$2,306,788			$2,186,035			$1,955,230
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$ 255,648	2,134	0.84	$ 203,103	805	0.40	$ 178,374	765	0.43
Savings accounts	115,854	2,677	2.31	120,805	2,836	2.35	122,621	2,912	2.37
Money market accounts	191,345	7,754	4.05	181,130	7,088	3.91	168,659	6,090	3.61
Certificate accounts	736,266	43,668	5.93	723,999	40,658	5.62	727,822	39,233	5.39
Total deposits	1,299,113	56,233	4.33	1,229,037	51,387	4.18	1,197,476	49,000	4.09
FHLB advances	728,100	41,891	5.75	706,551	43,119	6.10	540,893	29,063	5.37
Other borrowings	84,313	4,784	5.67	66,783	4,382	6.56	42,021	2,331	5.55
Total interest-bearing liabilities	2,111,526	102,908	4.87	2,002,371	98,888	4.94	1,780,390	80,394	4.51
Non-interest-bearing liabilities	47,523			52,642			49,318
Total liabilities	2,159,049			2,055,013			1,829,708
Stockholders' equity	147,739			131,022			125,522
Total liabilities and stockholders' equity	$2,306,788			$2,186,035			$1,955,230
Net interest income/gross margin		$ 70,369	3.00%		$62,754	2.77%		$60,438	2.99%
Net yield on average interest-earning assets			3.20%			2.99%			3.22%
Percent of average interest-earning assets to average interest-bearing liabilities			104.30%			104.74%			105.44%
(1)			Average balances of loans include non-accrual loans.
(2)			This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated Statements of Financial Condition contained in Item 8 herein.

The Company's weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During 2001, the average yield on interest-earning assets increased by 16 basis points while the average rate paid on average interest-bearing liabilities declined by 7 basis points, thereby leading to a significant improvement in the gross interest margin. Average interest-earning assets also increased $105.0 million in fiscal 2001.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis
	Year Ended September 30,			Year Ended September 30,
	2001 versus 2000			2000 versus 1999
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollar amounts in thousands)
Interest income:
Loans	$ 4,153	$ 4,365	$ 8,518	$ 15,445	$ 2,990	$ 18,435
Mortgage-backed securities	3,132	(103)	3,029	1,288	607	1,895
Investment securities	171	(246)	(75)	220	186	406
Other interest-earning assets	250	(87)	163	(101)	175	74
Total interest income	7,706	3,929	11,635	16,852	3,958	20,810
Interest expense:
Deposit accounts
Checking accounts	253	1,076	1,329	98	(58)	40
Savings accounts	(112)	(47)	(159)	(48)	(28)	(76)
Money market accounts	407	259	666	470	528	998
Certificate accounts	707	2,303	3,010	(211)	1,636	1,425
Total deposits	1,255	3,591	4,846	309	2,078	2,387
Borrowings	2,329	(3,155)	(826)	11,302	4,805	16,107
Total interest expense	3,584	436	4,020	11,611	6,883	18,494
Net interest income	$ 4,122	$ 3,493	$ 7,615	$ 5,241	$ (2,925)	$ 2,316

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 2001, the Company's provision expense was $5.0 million compared with $2.7 million in 2000 and $2.8 million in 1999. The provision was higher in 2001 than in fiscal 2000 and 1999 principally as a result of the higher consumer loan charge-offs, growth in net loans and changes in the mix of the Company=s loan portfolio. Total loan loss reserves were $15.9 million and $15.4 million at September 30, 2001 and 2000, respectively, and represented .84% of net loans receivable.

Net charge-offs in fiscal 2001 totaled $4.4 million, or .24% of average net loans, compared with $1.9 million in 2000, or .11% of average net loans. Net loan charge-offs of $1.0 million in 1999 resulted in charge-offs to average loans of .06%. Recoveries were higher in fiscal 1999, and in fiscal 2000 and fiscal 2001 charge-offs increased due to increases in consumer loan net charge-offs.

Other Income

Other income increased by $6.6 million, or 36.1%, in fiscal 2001 to $24.9 million from $18.3 million in fiscal 2000. During fiscal 2000, other income increased by $3.0 million, or 19.6%, over fiscal 1999. Principal increases in fiscal 2001 included higher commissions on insurance, increasing $2.4 million, and improved net gains on loan sales, increasing $2.3 million. Insurance revenues grew from expansion of activities through the acquisition of additional agency operations. Insurance revenues grew from the acquisition of Associated Insurors in 2000 and and Kinghorn in 2001. Lower interest rates throughout the year improved fixed-rate residential loan production, which traditionally has been the product of choice for loan sales.

Although revenues from non-banking activities have expanded in recent years, the largest component of other income remains service charges and fees on deposit accounts. Comprising 34.1% of other income in fiscal 2001 and 41.5% in fiscal 2000, service charges and fees on deposit accounts improved to $8.5 million from $7.6 million in fiscal 2000. The 11.8% increase in 2001 was directly attributable to sales efforts to grow checking accounts, new retail sales office locations and product/pricing enhancements.

Income from real estate operations improved to $863,000 in fiscal 2001 from $377,000 in fiscal 2000. The improvement was principally related to the sale of a commercial property for a gain of approximately $1.0 million in the second quarter of fiscal 2001.

Other income increased by $3.0 million in fiscal 2000, or 19.6%, compared with fiscal 1999. Strong growth in other income was achieved during 2000 despite a $1.3 million decline in net gains on sale of loans in fiscal 2000 compared with fiscal 1999. Higher interest rates in 2000 curtailed agency-qualifying fixed-rate loan originations. In fiscal 2000, the largest dollar increase in revenues was a $1.0 million, or 15.3%, increase in service charges and fees on deposit accounts. Insurance and brokerage revenues increased $886,000 and $522,000, respectively, during fiscal 2000. Growth in insurance revenues was attributable principally to the purchase of Associated Insurors operations in 2000. Brokerage revenues increased due to additional staffing and sales activity. Loan servicing fees increased substantially, up $707,000, during fiscal 2000 due to higher average balances of serviced loans.

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

	Year Ended September 30,
	2001		2000		1999		1998		1997
	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets
	(dollar amounts in thousands)
Salaries and employee benefits	$32,520	1.41%	$ 28,008	1.28%	$ 25,625	1.31%	$ 22,263	1.22%	$ 20,425	1.22%
Occupancy costs	4,195	0.18	3,738	0.17	3,203	0.16	3,316	0.18	3,113	0.18
Marketing	1,759	0.08	1,579	0.07	1,316	0.07	1,264	0.07	1,518	0.09
Depreciation, amortization, rental and maintenance of equipment	4,537	0.20	3,914	0.18	3,328	0.17	2,717	0.15	2,779	0.16
FDIC insurance premiums	261	0.01	406	0.02	728	0.04	709	0.04	1,116	0.07
Other	11,871	0.51	10,239	0.47	9,080	0.46	9,572	0.52	8,405	0.50
Core expenses	55,143	2.39	47,884	2.19	43,280	2.21	39,841	2.18	37,356	2.22
SAIF Special assessment									313	0.02
Merger-related expenses							317	0.02
Total non-interest expense	$55,143	2.39%	$ 47,884	2.19%	$ 43,280	2.21%	$ 40,158	2.20%	$ 37,669	2.24%

Comparison of Non-Interest Expense

Total non-interest expense increased $7.3 million, or 15.2%, in fiscal 2001. During fiscal 2000, these costs increased 10.6% from 1999. The largest component of non-interest expense, salaries and employee benefits, increased $4.5 million, or 16.1%, in fiscal 2001. Staffing for four additional retail sales offices, increases in incentive compensation payments, the addition of insurance operations of Kinghorn for a portion of fiscal 2001 and operations of Associated Insurors for the full year all factored into the increase. Significantly higher health insurance costs were also incurred as a result of the repricing of health insurance plans effective January 2001. Salaries and employee benefit costs increased $2.4 million in fiscal 2000, or 9.3%, due to increased staffing for the expansion of products and services, staffing for two additional retail sales offices and higher overtime and incentive compensation payments related to the Company's year 2000 conversion efforts, most of which involved internal staff activities.

In fiscal 2001, occupancy costs increased 12.2% to $4.2 million while equipment expenses increased 15.9% to $4.5 million. Compared to fiscal 1999, occupancy costs increased in 2000 by 16.7% to $3.7 million and equipment expenses increased by 17.6% to $3.9 million. These increases are attributable to a higher number of banking and insurance offices in fiscal 2001 and 2000. In addition, First Financial has invested heavily in new technology in recent fiscal years. Such investments include imaging systems, improved voice response technology, lending and deposit platform systems, branch office automation systems and telecommunication upgrades.

Other expenses in fiscal 2001 totaled $11.9 million compared with $10.2 million in fiscal 2000. In fiscal 1999, other expenses totaled $9.1 million. The amortization of goodwill and other intangibles associated with insurance agency acquisitions totaled $330,000 in fiscal 2001 compared with $44,000 thousand in fiscal 2000. Higher professional fees and other expenses were incurred in fiscal 2001 and increased levels of business activity, including the additional insurance operations, resulted in higher operating expense.

The Company's efficiency ratio was 60.3% in 2001, 59.6% in 2000 and 58.3% in 1999. Management continues to target lower expense ratios as an important strategic goal of the Company. During the last two years, the Company has increased its acquisitions of companies that are non-interest revenue-producing. Insurance agencies typically have higher efficiency ratios than traditional banking operations. The Company believes that the relatively flat trend in the efficiency ratio is an indicator of lower efficiency ratios in its traditional banking activities.

Income Tax Expense

Income taxes totaled $12.6 million in 2001, compared to $10.5 million in 2000 and $10.4 million in 1999. The Company=s effective tax rate was 35.9% in 2001, 34.5% in 2000 and 35.0% in 1999. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000. The adoption was not material to the Company's consolidated financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 on April 1, 2001 did not have a material effect on the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective October 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting standards. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

The Company intends to adopt SFAS No. 142 on October 1, 2001. At October 1, 2001, the Company's unamortized goodwill and other intangible assets will total $10.7 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $330 thousand and $44 thousand for the years ended September 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the effect of adopting these statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principles.

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

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation. The Company is committed to continuing to actively manage the gap between its interest-sensitive assets and interest-sensitive liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

First Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Greenville, South Carolina

October 23, 2001

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2001	2000
	(dollar amounts in thousands)
Assets
Cash and cash equivalents	$ 97,554	$ 63,992
Investment securities held to maturity (fair value of $255)		249
Investment securities available for sale, at fair value	6,259	5,918
Investment in capital stock of FHLB, at cost	33,150	39,325
Loans receivable, net of allowance of $15,943 and $15,403	1,905,333	1,838,497
Mortgage-backed securities, held to maturity (fair value of $21)		19
Mortgage-backed securities available for sale, at fair value	208,153	247,076
Accrued interest receivable	13,535	13,552
Office properties and equipment, net	32,968	29,503
Real estate and other assets acquired in settlement of loans	3,337	5,895
Other assets	25,375	12,485
Total assets	$ 2,325,664	$ 2,256,511

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$ 1,395,785	$ 1,241,295
Advances from FHLB	625,000	766,500
Securities sold under agreements to repurchase	66,316	49,272
Other short-term borrowings	23,750	12,250
Advances by borrowers for taxes and insurance	5,896	6,255
Outstanding checks	17,454	15,405
Other	34,570	27,683
Total liabilities	2,168,771	2,118,660

Commitments and contingencies (Note 15)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
15,427,872 and 15,292,726 shares at September 30, 2001 and
2000, respectively	154	153
Additional paid-in capital	34,015	32,374
Retained income, substantially restricted	139,643	125,366
Accumulated other comprehensive income (loss)	2,878	(1,467)
Treasury stock at cost, 2,032,009 shares and 1,974,933 shares at
September 30, 2001 and 2000, respectively	(19,797)	(18,575)
Total stockholders' equity	156,893	137,851
Total liabilities and stockholders' equity	$ 2,325,664	$ 2,256,511

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2001	2000	1999
Interest Income	(dollar amounts in thousands, except per share amounts)
Interest on loans	$ 152,695	$ 144,177	$ 125,742
Interest on mortgage-backed securities	16,443	13,414	11,519
Interest and dividends on investment securities	3,132	3,207	2,801
Other	1,007	844	770
Total interest income	173,277	161,642	140,832
Interest Expense
Interest on deposits
NOW accounts	2,134	805	765
Passbook, statement and other accounts	2,677	2,836	2,912
Money market accounts	7,754	7,088	6,090
Certificate accounts	43,668	40,658	39,233
Total interest on deposits	56,233	51,387	49,000
Interest on FHLB advances	41,891	43,119	29,063
Interest on short term borrowings	4,784	4,382	2,331
Total interest expense	102,908	98,888	80,394
Net interest income	70,369	62,754	60,438
Provision for loan losses	4,975	2,745	2,765
Net interest income after provision for loan losses	65,394	60,009	57,673
Other Income
Net gain on sale of loans	2,380	128	1,392
Gain on sale of investment and mortgage-backed securities	572	144	37
Brokerage fees	1,696	1,793	1,271
Commissions on insurance	5,230	2,837	1,951
Service charges and fees on deposit accounts	8,489	7,593	6,586
Loan servicing fees	1,931	1,883	1,176
Real estate operations, net	863	377	88
Other	3,757	3,555	2,813
Total other income	24,918	18,310	15,314
Non-Interest Expense
Salaries and employee benefits	32,520	28,008	25,625
Occupancy costs	4,195	3,738	3,203
Marketing	1,759	1,579	1,316
Depreciation, amortization, rental and maintenance of equipment	4,537	3,914	3,328
FDIC insurance premiums	261	406	728
Other	11,871	10,239	9,080
Total non-interest expense	55,143	47,884	43,280
Income before income taxes	35,169	30,435	29,707
Income tax expense	12,610	10,507	10,400
Net income	$ 22,559	$ 19,928	$ 19,307

Earnings Per Common Share
Basic	$ 1.69	$ 1.49	$ 1.44
Diluted	1.64	1.47	1.40
Average Number of Shares Outstanding
Basic	13,357	13,341	13,451
Diluted	13,733	13,559	13,786
Dividends Per Common Share	$ 0.62	$ 0.56	$ 0.48

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated Other Comprehensive Income (Loss)
		Additional Paid-in Capital
	Common Stock		Retained Income		Treasury Stock
					Shares	Amount	Total
	(dollar amounts in thousands)
Balance at September 30, 1998	$ 150	$ 30,308	$100,075	$ 2,195	1,375	$ (7,565)	$ 125,163
Net income			19,307				19,307
Other comprehensive income:
Unrealized net loss on securities
available for sale, net of income tax				(3,826)			(3,826)
Total comprehensive income							15,481
Common stock issued pursuant to stock
option and employee benefit plans	2	1,379					1,381
Cash dividends ($.48 per share)			(6,468)				(6,468)
Treasury stock purchased					506	(9,676)	(9,676)
Balance at September 30, 1999	152	31,687	112,914	(1,631)	1,881	(17,241)	125,881
Net income			19,928				19,928
Other comprehensive income:
Unrealized net gain on securities
available for sale, net of income tax				164			164
Total comprehensive income							20,092
Common stock issued pursuant to stock
option and employee benefit plans	1	687					688
Cash dividends ($.56 per share)			(7,476)				(7,476)
Treasury stock purchased					94	(1,334)	(1,334)
Balance at September 30, 2000	153	32,374	125,366	(1,467)	1,975	(18,575)	137,851
Net income			22,559				22,559
Other comprehensive income:
Unrealized net gain on securities
available for sale, net of income tax				4,345			4,345
Total comprehensive income							26,904
Common stock issued pursuant to stock
option and employee benefit plans	1	1,641					1,642
Cash dividends ($.62 per share)			(8,282)				(8,282)
Treasury stock purchased					57	(1,222)	(1,222)
Balance at September 30, 2001	$ 154	$ 34,015	$139,643	$ 2,878	2,032	$(19,797)	$ 156,893

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2001	2000	1999
Operating Activities	(dollar amounts in thousands)
Net income	$ 22,559	$ 19,928	$ 19,307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,597	2,977	2,450
Gain on sale of loans, net	(2,380)	(128)	(1,392)
Gain on sale of investments and mortgage-backed securities, net	(572)	(144)	(37)
(Gain) loss on sale of property and equipment, net	27	(191)	4
(Gain) loss on sale of real estate owned, net	(983)	19	(102)
Amortization of unearned discounts/premiums on investments, net	124	899	689
Increase (decrease) in deferred loan fees and discounts	(273)	228	714
(Increase) decrease in receivables and prepaid expenses	(12,873)	(4,228)	880
Provision for loan losses	4,975	2,745	2,765
Write downs of real estate acquired in settlement of loans		14	13
Deferred income taxes	(3,628)	(2,290)	6,835
Proceeds from sales of loans held for sale	237,147	48,397	203,117
Origination of loans held for sale	(225,408)	(51,163)	(193,794)
Increase (decrease) in accounts payable and accrued expenses	9,801	4,428	(2,219)
Net cash provided by operating activities	32,113	21,491	39,230
Investing Activities
Proceeds from maturity of investments	1,000	1,900	9,434
Proceeds from sales of investment securities available for sale	86	1,994
Purchases of investment securities available for sale	(1,185)	(2,238)	(2,007)
(Purchase) redemption of FHLB stock	6,175	(9,400)	(4,925)
Increase in loans, net	(125,066)	(239,411)	(188,262)
Proceeds from sales of mortgage-backed securities available for sale	26,338	47,860	1,625
Repayments on mortgage-backed securities available for sale	61,361	27,958	61,552
Purchases of mortgage-backed securities available for sale			(102,542)
Proceeds from sales of real estate owned	6,516	591	855
Net purchase of office properties and equipment	(7,089)	(10,320)	(8,587)
Net cash used in investing activities	(31,864)	(181,066)	(232,857)
Financing Activities
Net increase in checking, passbook and money market fund accounts	129,969	30,951	52,676
Net increase (decrease) in certificates of deposit	24,521	(9,504)	2,732
Net proceeds (repayments) of FHLB advances	(141,500)	172,000	123,000
Net increase (decrease) in securities sold under agreements to repurchase	17,044	(24,719)	44,549
Net increase in other borrowings	11,500	3,500	4,750
Increase (decrease) in advances by borrowers for taxes and insurance	(359)	(690)	442
Proceeds from exercise of stock options	1,642	688	1,381
Dividends paid	(8,282)	(7,476)	(6,468)
Treasury stock purchased	(1,222)	(1,334)	(9,676)
Net cash provided by financing activities	33,313	163,416	213,386
Net increase in cash and cash equivalents	33,562	3,841	19,759
Cash and cash equivalents at beginning of period	63,992	60,151	40,392
Cash and cash equivalents at end of period	$ 97,554	$ 63,992	$ 60,151
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$ 104,177	$ 98,379	$ 80,362
Income taxes	10,283	11,694	(495)
Loans foreclosed	2,975	1,018	635
Loans securitized into mortgage-backed securities	41,194	142,151
Unrealized net gain (loss) on securities available for sale, net of income tax	4,345	164	(3,826)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001, 2000 and 1999

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiaries, First Federal and Peoples Federal (together, the "Associations") and First Southeast Investor Services, Inc. and First Southeast Insurance Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by the Associations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as one business segment.

Derivative Financial Instruments and Hedge Accounting

Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The impact of the adoption was not material to the Company.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

The Company's other comprehensive income (loss) for the years ended September 30, 2001, 2000 and 1999 and accumulated other comprehensive income (loss) as of September 30, 2001, 2000 and 1999 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income (loss) for the years ended September 30, 2001, 2000 and 1999 follows:

	2001	2000	1999
Unrealized holding gains (losses) arising during period	$ 4,717	$ 258	$ (3,803)
Less: reclassification adjustment for realized gains,
net of tax	372	94	23
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$ 4,345	$ 164	$ (3,826)

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

Debt securities are designated as held to maturity if the Company has the intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by the Company to be other than temporary, are charged to income in the Consolidated Statements of Operations.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Loans held for sale totaled $77 and $9,436 at September 30, 2001 and September 30, 2000, respectively.

Mortgage Servicing Rights

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," - a replacement of SFAS 125, was issued in September 2000. It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carried over most of SFAS 125's provisions without reconsideration. The Company adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

SFAS No. 140 requires the recognition of originated mortgage servicing rights (AMSRs@) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

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

SFAS No. 140 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Fair values of servicing rights are determined by estimating the present value of future net servicing income considering the average interest rate and the average remaining lives of the related loans being serviced. Periodically, the Company uses an independent party to evaluate the present values of its portfolio of mortgage servicing. This evaluation is principally determined using discounted cash flows of disaggregated groups of mortgage servicing rights.

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

Risks and Uncertainties

In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.

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

2. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,
	2001	2000
Cash working funds	$ 17,677	$ 16,274
Non-interest-earning demand deposits	4,872	1,999
Deposits in transit	36,201	28,959
Interest-earning deposits	38,804	16,760
Total	$ 97,554	$ 63,992

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

3. Investment and Mortgage-backed Securities Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair value
State and local government obligations	$ 249	$ 6		$ 255
Mortgage-backed securities
FHLMC	19	2		21
Total	$ 268	$ 8		$ 276

There were no sales of investment or mortgage-backed securities held to maturity during fiscal 2001, 2000 and 1999.

4. Investment and Mortgage-backed Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 2,251	$ 13		$ 2,264
Corporate securities	2,499	18	77	2,440
Mutual funds	1,555			1,555
	6,305	31	77	6,259
Mortgage-backed securities:
FHLMC	16,014	712	41	16,685
FNMA	102,444	3,805	39	106,210
GNMA	10,552	131	45	10,638
CMO's	74,387	634	401	74,620
	203,397	5,282	526	208,153
Total	$ 209,702	$ 5,313	$ 603	$ 214,412

	September 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 3,241	$ 7	$ 1	$ 3,247
Corporate securities	2,331	17	47	2,301
Mutual funds	370			370
	5,942	24	48	5,918
Mortgage-backed securities:
FHLMC	28,374	302	269	28,407
FNMA	119,307	851	434	119,724
GNMA	14,759	60	173	14,646
CMO's	87,010	5	2,716	84,299
	249,450	1,218	3,592	247,076
Total	$ 255,392	$ 1,242	$ 3,640	$ 252,994

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001
	Amortized Cost	Fair Value
Due in one year or less	$ 3,806	$ 3,820
Due after one year through five years	982	995
Due after five years through ten years	249	254
Due after ten years	1,268	1,190
	6,305	6,259
Mortgage-backed securities	203,397	208,153
Total	$ 209,702	$ 214,412

Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $26,424 in fiscal 2001 resulting in a gross realized gain of $608 and a gross realized loss of $36. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,854 in fiscal 2000 resulting in a gross realized gain of $188 and a gross realized loss of $44. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $1,625 in fiscal 1999 resulting in a gross realized gain of $37.

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

6. Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Year Ended September 30,
	2001	2000	1999
Weighted average number of common shares used in basic EPS	13,357,321	13,341,459	13,451,027
Effect of dilutive stock options	375,861	217,838	335,044
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,733,182	13,559,297	13,786,071

7. Loans Receivable

Loans receivable, including loans held for sale, consisted of the following:

	September 30,
	2001	2000
Mortgage loans	$ 1,438,635	$ 1,456,580
Residential construction loans	73,669	80,806
Home equity loans	145,146	121,993
Mobile home loans	90,262	63,016
Commercial business loans	93,081	57,381
Credit cards	11,767	11,643
Other consumer loans	103,267	115,339
	1,955,827	1,906,758
Less:
Allowance for loan losses	15,943	15,403
Loans in process	33,624	51,658
Deferred loan fees and discounts on loans	927	1,200
	50,494	68,261
Total	$ 1,905,333	$ 1,838,497

First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $768,017 and $648,200 at September 30, 2001 and 2000, respectively. Mortgage servicing rights totaled $8,208 and $5,888 at September 30, 2001 and 2000, respectively, and are included in "other assets" on the Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights was $8,450 at September 30, 2001 and $7,239 at September 30, 2000. No valuation allowance was required at September 30, 2001.

The following table summarizes the changes in mortgage servicing rights during 2001 and 2000:

	September 30,
	2001	2000
Balance at beginning of year	$ 5,888	$ 4,668
Capitalized mortgage servicing rights	3,484	1,659
Amortization	(1,164)	(439)
Balance at end of year	$ 8,208	$ 5,888

Non-accrual and renegotiated loans are summarized as follows:

	September 30,
	2001	2000
Non-accrual loans	$ 8,547	$ 5,881
Renegotiated loans	2,700	2,712
Total	$ 11,247	$ 8,593

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $626, $489 and $544 for the years ended September 30, 2001, 2000 and 1999, respectively. Recorded interest income on these loans was $221, $269 and $268 for 2001, 2000 and 1999, respectively.

An analysis of changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2001	2000	1999
Balance, beginning of period	$ 15,403	$ 14,570	$ 12,781
Charge-offs	(4,932)	(2,392)	(1,596)
Recoveries	497	480	620
Net charge-offs	(4,435)	(1,912)	(976)
Provision for loan losses	4,975	2,745	2,765
Balance, end of period	$ 15,943	$ 15,403	$ 14,570

At September 30, 2001 and 2000 impaired loans totaled $8,547 and $5,881, respectively. The impaired loans at September 30, 2001 and 2000 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2001, 2000 and 1999 was $8,095, $4,776 and $3,933, respectively. No interest income was recognized on loans while categorized as impaired loans in fiscal 2001 or fiscal 2000.

The Company principally originates residential and commercial real estate loans throughout its primary market area located in the coastal region of South Carolina and Florence County. Although the coastal region has a diverse economy, much of the area is heavily dependent on the tourism industry and industrial and manufacturing companies. A substantial portion of the Company's debtors' ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.

Residential one-to-four family real estate loans amounted to $1,239,806 and $1,266,025 at September 30, 2001 and 2000, respectively. The Company's multi-family residential loan portfolio of $50,195 and $48,937 at September 30, 2001 and 2000, respectively, are highly dependent on occupancy rates for such properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.

Commercial real estate loans totaled $132,116 and $131,027 and acquisition and development loans and lot loans totaled $90,186 and $91,397 at September 30, 2001 and 2000, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the current general regulatory limitation of 15 percent of each Association's capital. The maximum amount outstanding to any one borrower was $12,492 at September 30, 2001 and $13,364 at September 30, 2000.

8. Office Properties and Equipment

Office properties and equipment are summarized as follows:

	September 30,
	2001	2000
Land	$ 9,164	$ 8,730
Buildings and improvements	19,712	16,119
Furniture and equipment	22,392	19,849
Leasehold improvements	4,358	4,240
	55,626	48,938
Less, accumulated depreciation and amortization	(22,658)	(19,435)
Total	$ 32,968	$ 29,503

9. Real Estate

Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

	September 30,
	2001	2000
Real estate acquired in settlement of loans	$ 2,808	$ 5,689
Other assets acquired in settlement of loans	529	206
Total	$ 3,337	$ 5,895

Real estate operations are summarized as follows:

	Year Ended September 30,
	2001	2000	1999
Gain (loss) on sale of real estate	$ 983	$ (19)	$ 102
Provision charged as a write-down to real estate		(14)	(13)
Expenses	(389)	(227)	(119)
Rental income	269	637	118
Total	$ 863	$ 377	$ 88

10. Deposit Accounts

The deposit balances and related rates were as follows:

	September 30,
	2001		2000
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non-interest-bearing demand accounts	$ 99,352		$ 79,813
NOW accounts	209,432	1.60%	130,125	0.50%
Passbook, statement and other accounts	120,676	2.25	118,874	2.38
Money market accounts	220,802	3.11	191,481	4.39
	650,262	1.99	520,293	2.28
Certificate accounts:
Fixed-rate	722,096	5.38	696,842	6.05
Variable-rate	23,427	4.35	24,160	5.92
	745,523	5.35	721,002	6.04
Total	$ 1,395,785	3.79%	$ 1,241,295	4.47%

Scheduled maturities of certificate accounts were as follows:

	September 30,
	2001	2000
Within one year	$ 567,987	$ 526,497
Within two years	124,143	130,669
Within three years	15,161	24,200
Within four years	23,481	8,581
Within five years	10,493	24,125
Thereafter	4,258	6,930
Total	$ 745,523	$ 721,002

The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $54,665 and $33,007 at September 30, 2001 and 2000, respectively, to secure deposits by various entities.

Certificates of deposit with balances equal to or exceeding $100,000 totaled $194,349 and $160,053 at September 30, 2001 and 2000, respectively.

11. Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,
	2001		2000
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
One year	$ 220,000	3.21%	$ 436,500	6.64%
Two years	55,000	5.11
Three years	75,000	5.21	55,000	5.11
Four years	125,000	6.04
Five years			125,000	6.25
Seven years	25,000	5.57
Eight years			25,000	5.57
Nine years	125,000	6.31
Ten years			125,000	6.31
Total	$ 625,000	4.90%	$ 766,500	6.38%

 As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $1,016,016 and $1,007,653 as of September 30, 2001 and 2000, respectively. Mortgage-backed securities with a book value of $17,120 and $44,260 are also pledged as collateral for advances at September 30, 2001 and 2000, respectively. In addition, all of the Company's FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

12. Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase consisted of the following:

	September 30,
	2001	2000
Mortgage-backed securities with an amortized cost of $65,018 and $52,312 and fair value of $67,495 and $51,219 at September 30, 2001 and 2000, respectively	$ 66,316	$ 49,272

The agreements had a weighted average interest rate of 3.66% and 6.73% at September 30, 2001 and 2000, respectively, and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 2001 and 2000, the agreements were to repurchase identical securities. Securities sold under agreements to repurchase averaged $66,385 and $57,138 during 2001 and 2000, respectively, and the maximum amount outstanding at any month-end during 2001 and 2000 was $99,210 and $73,943, respectively.

The Company has a $35,000 funding line with another bank. The rate on the line is indexed to LIBOR.

	September 30,
	2001		2000
	Balance	Rate	Balance	Rate
Line of credit	$ 23,750	5.58%	$ 12,250	8.63%

13. Income Taxes

Income tax expense attributable to continuing operations for the years ended September 30, 2001, 2000 and 1999, is comprised of the following:

	Federal	State	Total
2001
Current	$ 16,043	$ 195	$ 16,238
Deferred	(3,756)	128	$(3,628)
Total	$ 12,287	$ 323	$ 12,610
2000
Current	$ 12,994	$ (197)	$ 12,797
Deferred	(2,496)	206	$ (2,290)
Total	$ 10,498	$ 9	$ 10,507
1999
Current	$ 3,549	$ 16	$ 3,565
Deferred	6,829	6	6,835
Total	$ 10,378	$ 22	$ 10,400

A reconciliation from expected federal tax expense to consolidated effective income tax expense for the periods indicated follows:

	Year Ended September 30,
	2001	2000	1999
Expected federal income tax expense	$ 12,309	$ 10,652	$ 10,397
Increases (reductions) in income taxes resulting from:
Tax exempt income	(74)	(56)	(25)
South Carolina income tax expense, net of federal income tax effect	210	6	14
Other, net	165	(95)	14
Total	$ 12,610	$ 10,507	$ 10,400

Effective tax rate	35.9%	34.5%	35.0%

As a result of tax legislation in the Small Business Job Protection Act of 1996 ("SBJPA '96"), Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations met this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Associations have recorded the related deferred tax liability in other liabilities.

During the year ended September 30, 1999, the Associations began to recapture bad debt reserves in excess of pre-1988 base year. This amortization will occur through year 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below.

	September 30,
	2001	2000
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$ 5,562	$ 5,769
Net operating loss carryforward	129	199
Unrealized loss on securities available for sale		931
Other	740	806
Total gross deferred tax assets	6,431	7,705
Less valuation allowance	-	-
Net deferred tax assets	6,431	7,705
Deferred tax liabilities:
Loan fee income adjustments for tax purposes	2,900	2,808
FHLB stock dividends deferred for tax purposes	1,533	1,704
Expenses deducted under economic performance rules	556	387
Excess carrying value of assets acquired for financial reporting purposes over tax basis	1,752	2,363
Tax bad debt reserve in excess of base year amount	258	402
Unrealized gain on securities available for sale	1,832
Book over tax basis in subsidiary	7,273	10,638
Other	162	103
Total gross deferred tax liabilities	16,266	18,405
Net deferred liability (included in other liabilities)	$ (9,835)	$ (10,700)

A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $2,763 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $3,628.

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

The consolidated financial statements at September 30, 2001 and 2000 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Associations' stock.

14. Benefit Plans

Stock Option Plans

In January 1991, the stockholders approved the 1990 Stock Option and Incentive Plan. The 1990 Plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 284,028 granted under the 1990 Stock Option Plan expire at various dates through October 23, 2007.

In January 1998, the stockholders approved the 1997 Stock Option and Incentive Plan. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 500,897 granted under the 1997 Stock Option Plan expire at various dates through June 2011.

The 2001 Stock Option Plan was approved by the stockholders in January 2001. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 2001 plan provides for the granting of Incentive or Non-Incentive Stock Options to be granted at a price at least equal to the fair market value of a share of Common Stock on the date of grant. No options have been granted under the 2001 Plan at September 30, 2001.

On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. At September 30, 2001, options to purchase 203,764 shares of common stock at prices ranging from $6.09 to $16.88 expire at various dates through October 2010. These options were all granted in lieu of otherwise payable cash compensation.

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

		2001	2000	1999
Net Income	As reported	$ 22,559	$ 19,928	$ 19,307
	Pro-forma	22,101	19,110	18,751
Earnings per share	As reported
	Basic	$ 1.69	$ 1.49	$ 1.44
	Diluted	1.64	1.47	1.40
	Pro-forma
	Basic	1.65	1.43	1.39
	Diluted	1.61	1.41	1.36

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.75%, 2.75% and 2.50%, expected volatility of 31%, 29% and 29%, average risk-free interest rate of 5.30%, 6.29% and 4.78%, and expected lives of 6 years. The weighted average fair value of options granted approximated $5.65 in 2001, $4.80 in 2000 and $5.59 in 1999.

The following is a summary of the activity under the stock-based option plans for the years ended September 30, 2001, 2000 and 1999.

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	1,087,450	$ 13.13	813,142	$ 12.31	819,980	$ 9.58
Options exercised	(125,218)	10.80	(42,551)	10.58	(188,835)	6.18
Options forfeited	(15,435)	16.11	(12,143)	18.18	(5,882)	16.74
Options granted	94,793	16.63	329,002	14.99	187,879	17.96
Outstanding, September 30	1,041,590	$ 13.68	1,087,450	$ 13.13	813,142	$ 12.31

Stock options outstanding and exercisable as of September 30, 2001, are as follows:

Range of Exercise Prices			Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 5.82	-	7.63	220,666	$ 7.29	3.27	years
8.02	-	9.75	97,472	9.55	4.59
10.13	-	12.66	115,554	11.38	4.98
13.50	-	15.5	159,507	13.91	7.68
16.88	-	19.25	273,740	18.27	6.46
20.77	-	23.08	42,953	22.48	4.94
$ 5.82	-	23.08	909,892

Stock Purchase Plan

On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 43,803 shares of common stock have been made under the Plan.

Performance Equity Plan

On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Associations attain specific financial performance criteria. Performance targets for the 2000, 1999 and 1998 year resulted in the awarding of 1,586, 3,841 and 3,230 shares in the years 2001, 2000 and 1999 to the directors serving the Corporation and the Associations.

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

The Company's matching contribution charged to expense for the years ended September 30, 2001, 2000 and 1999, was $892, $813 and $745, respectively.

The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution of from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 2001, 2000 and 1999 totaled $1,166, $1,032 and $1,109, respectively.

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

The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 2001 and 2000 are shown below:

	2001	2000
Change in benefit obligation:
Benefit obligation at October 1	$ 1,600	$ 1,581
Interest cost	122	115
Actuarial loss	80
Benefit payments	(107)	(96)
Benefit obligation at September 30	1,695	1,600
Change in plan assets:
Fair value of plan assets at October 1
Employer contributions	147	120
Plan participants' contributions	17	20
Benefit payments	(164)	(140)
Fair value of plan assets at September 30	-	-
Funded status:
As of end of year	(1,695)	(1,600)
Unrecognized transition obligation	867	946
Unrecognized net loss	146	26
Accrued postretirement benefit expense	$ (682)	$ (628)

An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2001 and 2000, by $175 and $165, the aggregate of service and interest cost by $13 and $12, respectively.

The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 2001, 2000 and 1999 are shown below:

	2001	2000	1999
Interest Cost	$ 122	$ 115	$ 99
Amortization of transition obligation	78	78	79
Net pension expense	$ 200	$ 193	$ 178

Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

	2001	2000
Discount rate	7.50%	7.50%

15. Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $30,381 at September 30, 2001. These were principally single-family loan commitments. Other loan commitments totaled $5,094 at September 30, 2001.

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

The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans amounted to $233,822, $202,815 and $196,283 at September 30, 2001, 2000 and 1999, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Derivative Instruments

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at September 30, 2001: an interest rate cap agreement, commitments to originate fixed rate residential loans held for sale and forward sales commitments.

In September 1999, the Company purchased a $25,000 interest rate cap maturing September 30, 2002 which has been designated as a cash flow hedge of its exposure to higher interest payments on $25 million of adjustable rate FHLB advances in periods where LIBOR exceeds 6.25%. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate (intrinsic value) and one related to the time value. As permitted under SFAS 133, the Company has excluded from its assessment of hedge effectiveness the portion of the change in fair value of the interest rate cap representing changes in time value.

Accordingly, changes in time value of the interest rate cap are recognized in earnings and are included in interest expense in the income statement. Interest expense for the year ended September 30, 2001 includes $225 of loss related to the changes in time value of the interest rate cap. Based on LIBOR rates at September 30, 2001, there are no amounts recorded in accumulated other comprehensive income for the interest rate cap as there was no intrinsic value.

The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $19,867 at September 30, 2001. The fair value of these commitments was an asset of $373 at September 30, 2001. The forward sales commitments totaled $38,774 at September 30, 2001. The fair value of these commitments was an asset of $34 at September 30, 2001.

Lease Commitments

The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases were as follows:

September 30, 2001
One year	$ 1,409
Two years	1,382
Three years	1,256
Four years	441
Five years	252
Thereafter	316
Total	$ 5,056

Rental expenses under operating leases were $1,305, $1,146 and $1,104 in 2001, 2000 and 1999, respectively.

16. Stockholders' Equity and Dividend Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Associations to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2001, that the Associations meet all capital adequacy requirements to which they are subject.

As of September 30, 2001, the Associations were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Associations must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

The Associations' actual capital amounts and ratios are also presented in the table.

First Federal:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001:
Tangible capital (to Total Assets)	$ 111,928	7.01%	$ 23,954	1.50%
Core capital (to Total Assets)	111,928	7.01	63,876	4.00	$ 79,844	5.00%
Tier I capital (to Risk-based Assets)	111,928	9.90			67,823	6.00
Risk-based capital (to Risk-based Assets)	121,057	10.71	90,432	8.00	113,039	10.00

As of September 30, 2000:
Tangible capital (to Total Assets)	$ 100,174	6.55%	$ 22,954	1.50%
Core capital (to Total Assets)	100,174	6.55	61,211	4.00	$ 76,514	5.00%
Tier I capital (to Risk-based Assets)	100,174	9.69			62,017	6.00
Risk-based capital (to Risk-based Assets)	109,115	10.56	82,689	8.00	103,361	10.00

Peoples Federal	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001:
Tangible capital (to Total Assets)	$ 51,018	7.18%	$ 10,659	1.50%
Core capital (to Total Assets)	51,018	7.18	28,425	4.00	$ 35,531	5.00%
Tier I capital (to Risk-based Assets)	51,018	10.83			28,268	6.00
Risk-based capital (to Risk-based Assets)	52,650	11.17	37,691	8.00	47,114	10.00

As of September 30, 2000:
Tangible capital (to Total Assets)	$ 48,434	6.67%	$ 10,896	1.50%
Core capital (to Total Assets)	48,434	6.67	29,056	4.00	$ 36,320	5.00%
Tier I capital (to Risk-based Assets)	48,434	10.28			28,277	6.00
Risk-based capital (to Risk-based Assets)	49,368	10.48	37,702	8.00	47,127	10.00

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

17. Fair Value of Financial Instruments

The following table sets forth the fair value of the Company's financial instruments at September 30, 2001 and 2000:

	September 30,
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$ 97,554	$ 97,554	$ 63,992	$ 63,992
Investments held to maturity			249	255
Investments available for sale	6,259	6,259	5,918	5,918
Investment in capital stock of FHLB	33,150	33,150	39,325	39,325
Loans receivable, net	1,905,333	1,958,345	1,838,497	1,824,936
Mortgage-backed securities held to maturity			19	21
Mortgage-backed securities available for sale	208,153	208,153	247,076	247,076
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	650,262	650,262	520,293	520,293
Certificate accounts	745,523	758,550	721,002	719,351
Advances from FHLB	625,000	655,528	766,500	757,230
Securities sold under agreements to repurchase	66,316	66,316	49,272	49,272
Other short-term borrowings	23,750	23,750	12,250	12,250

Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2001, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

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

The information presented is based on pertinent information available to management as of September 30, 2001. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

18. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end, the Company's principal asset was its investment in the Associations, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.
Statements of Financial Condition

		September 30,
		2001	2000
Assets
Cash and cash equivalents		$ 421	$ 45
Investments available for sale		1,628	443
Mortgage-backed securities available for sale, at fair value		250	364
Investment in subsidiaries		178,631	149,777
Other		286	160
Total assets		$ 181,216	$ 150,789
Liabilities and Stockholders' Equity
Accrued expenses		$ 573	$ 688
Other borrowings		23,750	12,250
Stockholders' equity		156,893	137,851
Total liabilities and stockholders' equity		$ 181,216	$ 150,789

Statements of Operations

	Year Ended September 30,
	2001	2000	1999
Income
Equity in undistributed earnings of subsidiaries	$ 15,661	$ 17,198	$ 8,246
Dividend income	8,700	4,200	12,200
Interest income	135	85	145
Total income	24,496	21,483	20,591
Expenses
Interest expense	1,262	805	449
Salaries and employee benefits	997	917	855
Stockholder relations and other	747	625	593
Total expense	3,006	2,347	1,897
Net income before tax	21,490	19,136	18,694
Income tax benefit	(1,069)	(792)	(613)
Net income	$ 22,559	$ 19,928	$ 19,307

Statements of Cash Flows

	Year Ended September 30,
	2001	2000	1999
Operating Activities
Net income	$ 22,559	$ 19,928	$ 19,307
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(15,661)	(17,198)	(8,246)
Depreciation			15
(Increase) decrease in accrued income and deferred expenses	(126)	850	(341)
Increase (decrease) in accrued expenses	(114)	341	35
Net cash provided by operating activities	6,658	3,921	10,770
Investing Activities
Repayments on mortgage-backed securities	115	141	509
Net (purchase) redemption of mutual funds	(1,185)	400	50
Equity investment in subsidiary	(8,850)		(1,510)
Net cash provided by (used in) investing activities	(9,920)	541	(951)
Financing Activities
Net increase in other borrowings	11,500	3,500	4,750
Proceeds from exercise of stock options	1,642	688	1,381
Treasury stock purchased	(1,222)	(1,334)	(9,676)
Dividends paid	(8,282)	(7,476)	(6,468)
Net cash provided by (used in) financing activities	3,638	(4,622)	(10,013)
Net increase (decrease) in cash and cash equivalents	376	(160)	(194)
Cash and cash equivalents at beginning of period	45	205	399
Cash and cash equivalents at end of period	$ 421	$ 45	$ 205
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 1,262	$ 805	$ 449
Income taxes	10,283	11,694	(150)
Unrealized net loss on securities available for sale, net of income tax	2	(3)	(21)

20. Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2001, 1,316,119 shares had been purchased or transferred to the plan and remain in the Plan.

21. Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001
Total interest income	$ 43,812	$ 43,779	$ 43,436	$ 42,250	$ 173,277
Net interest income	15,958	16,879	18,286	19,246	70,369
Provision for loan losses	850	1,275	1,350	1,500	4,975
Income before income taxes	7,527	8,961	9,150	9,531	35,169
Net income	4,870	5,795	5,922	5,972	22,559
Earnings per common share:
Basic	$ 0.37	$ 0.43	$ 0.44	$ 0.45	$ 1.69
Diluted	0.36	0.42	0.43	0.43	1.64
2000
Total interest income	$ 37,997	$ 39,409	$ 41,228	$ 43,008	$ 161,642
Net interest income	15,617	15,749	15,890	15,498	62,754
Provision for loan losses	840	690	640	575	2,745
Income before income taxes	7,280	7,634	7,790	7,731	30,435
Net income	4,767	4,925	5,100	5,136	19,928
Earnings per common share:
Basic	$ 0.36	$ 0.37	$ 0.38	$ 0.39	$ 1.49
Diluted	0.35	0.36	0.38	0.38	1.47

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

Name	Age (1)	Position
A. Thomas Hood	55	President and Chief Executive Officer of the Company and
		President and Chief Executive Officer of First Federal

John L. Ott, Jr.	53	Senior Vice President of the Company and Senior Vice
		President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	54	Senior Vice President of the Company and Senior Vice
		President/Lending Division of First Federal

George N. Magrath, Jr.	48	President and Chief Executive Officer of Peoples Federal

Susan E. Baham	51	Senior Vice President and Chief Financial Officer of the
		Company and First Federal

(1) At September 30, 2001.

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

2.	Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation(3)
(3.7)	Amendment to Registrant's Bylaws
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (4)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (4)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (5)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (6)
(10.5)	Employment Agreement with John L. Ott, Jr. (6)
(10.6)	1990 Stock Option and Incentive Plan (7)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (8)
(10.8)	1994 Employee Stock Purchase Plan (8)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (9)
(10.10)	Employment Agreement with Susan E. Baham (5)
(10.11)	1997 Stock Option and Incentive Plan (10)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (11)
(10.13)	Borrowing Agreement with Bankers Bank (12)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (13)
(10.15)	Amended Borrowing Agreement with Bankers Bank (14)
(10.16)	2001 Stock Option Plan (15)
(22)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(7)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(8)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(10)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
(11)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(12)	Incorporated by reference to the Registrant's Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(13)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000.
(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(15)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on Janaury 31, 2001.

3.	Reports on Form 8-K
On September 14, 2001, the Company filed a Form 8-K announcing the approval of a stock repurchase program to acquire up to 600,000 shares of the Company's Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 28, 2001	By:	/s/ A. Thomas Hood
A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ D. Van Smith
	A. Thomas Hood		D. Van Smith
	Director (Principal Executive Officer)		Director and Chairman

Date:	December 28, 2001	Date:	December 28, 2001

By:	/s/ Susan E. Baham	By:	/s/ Gary C. Banks, Jr.
	Susan E. Baham		Gary C. Banks, Jr.
	Senior Vice President		Director
(Principal Financial Officer)

Date:	December 28, 2001	Date:	December 28, 2001

By:	/s/Paula Harper Bethea	By:	/s/ Paul G. Campbell, Jr.
	Paula Harper Bethea		Paul G. Campbell, Jr.
	Director		Director

Date:	December 28, 2001	Date:	December 28, 2001

By:	/s/ A. L. Hutchinson, Jr.	By:	/s/ Thomas J. Johnson
	A. L. Hutchinson, Jr.		Thomas J. Johnson
	Director		Director

Date:	December 28, 2001	Date:	December 28, 2001

By:	/s/ James C. Murray	By:	/s/ James L. Rowe
	James C. Murray		James L. Rowe
	Director		Director

Date:	December 28, 2001	Date:	December 28, 2001

By:	/s/ D. Kent Sharples
D. Kent Sharples
Director

Date:	December 28, 2001

EXHIBIT 3.7

Amendment to Registrant's Bylaws

At the November 20, 2001 board meeting First Financial Holdings, Inc. amended Article III, Section 2 of the First Financial Holdings, Inc. Bylaws to read as follows, effective December 20, 2001:

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

I, the undersigned Secretary of First Financial Holdings, Inc., do hereby certify that the above amendment was adopted by unanimous vote at the above stated board meeting.

/s/ Phyllis B. Ainsworth
Phyllis B. Ainsworth, Corporate Secretary

November 20, 2001

EXHIBIT 23

Independent Auditors' Consent

The Board of Directors

First Financial Holdings, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-57855) on Form S-8 of First Financial Holdings, Inc. of our report dated October 23, 2001, with respect to the consolidated statements of financial condition of First Financial Holdings, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001, which report appears in the September 30, 2001, annual report on Form 10-K of First Financial Holdings, Inc.

/s/ KPMG LLP

Greenville, South Carolina

December 28, 2001