Form 10-Q
period 2001-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2002-02-14
CIK 787075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2001

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

Class	Outstanding Shares at
Common Stock	January 31, 2002

$.01 Par Value	13,400,968

FIRST FINANCIAL HOLDINGS, INC.
INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at December 31, 2001 and September 30, 2001

Consolidated Statements of Income for the Three	2
Months Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the	3
Three months Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements	4-6

Management's Discussion and Analysis of Results	7-14
of Operations and Financial Condition

PART II - OTHER INFORMATION	15-16

SIGNATURES	17

SCHEDULES OMITTED All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2001	2001
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 85,427	$ 97,554
Investments available for sale, at fair value	6,472	6,259
Investment in capital stock of FHLB, at cost	35,150	33,150
Loans receivable, net of allowance of $16,144 and $15,943	1,930,565	1,905,333
Mortgage-backed securities available for sale, at fair value	186,333	208,153
Accrued interest receivable	12,340	13,535
Office properties and equipment, net	32,473	32,968
Real estate and other assets acquired in settlement of loans	3,930	3,337
Other assets	26,182	25,375
Total assets	$ 2,318,872	$ 2,325,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,408,501	$ 1,395,785
Advances from Federal Home Loan Bank	683,000	625,000
Securities sold under agreements to repurchase	-	66,316
Other short-term borrowings	23,750	23,750
Advances by borrowers for taxes and insurance	993	5,896
Outstanding checks	17,599	17,454
Accounts payable and other liabilities	24,389	34,570
Total liabilities	2,158,232	2,168,771

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,496,886 and 15,427,872 shares at December 31, 2001
and September 30, 2001, respectively	155	154
Additional paid-in capital	34,695	34,015
Retained income, substantially restricted	144,166	139,643
Accumulated other comprehensive income	2,954	2,878
Treasury stock at cost, 2,102,371 and 2,032,009 shares at
December 31, 2001 and September 30, 2001, respectively	(21,330)	(19,797)
Total stockholders' equity	160,640	156,893
Total liabilities and stockholders' equity	$ 2,318,872	$ 2,325,664

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2001	2000
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 39,873	$ 42,671
Interest and dividends on investments	585	892
Other	84	249
Total interest income	40,542	43,812
INTEREST EXPENSE
Interest on deposits	12,060	13,937
Interest on borrowed money	8,006	13,917
Total interest expense	20,066	27,854
NET INTEREST INCOME	20,476	15,958
Provision for loan losses	1,516	850
Net interest income after provision for loan losses	18,960	15,108
OTHER INCOME
Net gain on sale of loans	1,173	175
Net gain on sale of investment and mortgage-backed securities	24	308
Brokerage fees	471	351
Commissions on insurance	1,858	836
Loan servicing fees	470	505
Service charges and fees on deposit accounts	2,368	2,133
Real estate operations, net	(119)	41
Other	902	808
Total other income	7,147	5,157
NON-INTEREST EXPENSE
Salaries and employee benefits	9,474	7,404
Occupancy costs	1,319	1,026
Marketing	480	356
Depreciation, amortization, rental and maintenance of equipment	1,176	1,127
FDIC insurance premiums	66	67
Other	3,051	2,758
Total non-interest expense	15,566	12,738
Income before income taxes	10,541	7,527
Income tax expense	3,737	2,657
NET INCOME	$ 6,804	$ 4,870
NET INCOME PER COMMON SHARE	$ 0.51	$ 0.37
NET INCOME PER COMMON SHARE DILUTED	$ 0.49	$ 0.36

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2001	2000
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 6,804	$ 4,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	975	871
Gain on sale of loans, net	(1,173)	(175)
Gain on sale of investments and mortgage-backed securities, net	(24)	(308)
Loss on sale of property and equipment, net	8	11
(Gain) loss on sale of real estate owned, net	5	(18)
Amortization of unearned discounts/premiums on investments	(45)	53
Decrease in deferred loan fees and discounts	(94)	(101)
(Increase) decrease in receivables and prepaid expenses	388	(2,515)
Provision for loan losses	1,516	850
Proceeds from sales of loans held for sale	72,018	33,531
Origination of loans held for sale	(75,667)	(30,283)
Decrease in accounts payable and other liabilities	(10,085)	(3,708)
Net cash provided by (used in) operating activities	(5,374)	3,078
INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,250	1,365
Purchase of investment securities available for sale	(2,493)	-
Purchase of FHLB stock	(2,000)	(120)
Increase in loans, net	(22,607)	(47,723)
Repayments on mortgage-backed securities	20,730	10,523
Sales of mortgage-backed securities	1,314	15,285
Proceeds from the sales of real estate owned	177	2,567
Net purchase of office properties and equipment	(488)	(1,190)
Net cash used in investing activities	(3,117)	(19,293)
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	12,716	(4,246)
Net proceeds (repayments) of FHLB advances	58,000	(15,600)
Increase (decrease) in securities sold under agreements to repurchase	(66,316)	49,938
Increase in other borrowed money	-	1,000
Decrease in advances by borrowers for taxes and insurance	(4,903)	(4,587)
Proceeds from the exercise of stock options	681	146
Dividends paid	(2,281)	(2,065)
Treasury stock purchased	(1,533)	(47)
Net cash provided by (used in) financing activities	(3,636)	24,539
Net increase in cash and cash equivalents	(12,127)	8,324
Cash and cash equivalents at beginning of period	97,554	63,992
Cash and cash equivalents at end of period	$ 85,427	$ 72,316
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 27,469	$ 33,597
Income taxes	5,602	300
Loans foreclosed	485	553
Loans securitized into mortgage-backed securities	-	39,877
Unrealized net gain on securities available for sale, net of income tax	76	2,303

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
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

        The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2001 amounts have been reclassified to conform with the statement presentations for fiscal 2002.

        The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.    EARNINGS PER SHARE

        Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended December 31,
	2001	2000
Weighted average number of common shares used in basic EPS	13,394,854	13,322,734
Effect of dilutive stock options	439,265	273,418
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,834,119	13,596,152

C.     COMPREHENSIVE INCOME

        Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the three months ended December 31, 2001 and 2000 amounted to $6,880,000 and $7,173,000, respectively.

        The Corporation's "other comprehensive income" for the three months ended December 31, 2001 and 2000 and "accumulated other comprehensive income" as of December 31, 2001 and 2000 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

        Other comprehensive income for the three months ended December 31, 2001 and 2000 follows (in thousands):

	Three Months Ended December 31,
	2001	2000
Unrealized holding losses arising during period, net of tax	$ 91	$ 2,502
Less reclassification adjustment for gains included in net income,
net of tax	15	199
Net unrealized losses on securities	$ 76	$ 2,303

 D.     NATURE OF OPERATIONS

         First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment, trust and insurance services through subsidiaries or affiliated companies. The Company has a total of 44 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties and Brunswick County, in coastal North Carolina.

E.     MERGERS AND ACQUISITIONS

        On May 31, 2001, First Financial acquired certain net assets of Kinghorn Insurance Agency, a Hilton Head-based independent insurance agency. Goodwill and other intangibles approximating $8.8 million were recorded in the transaction. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is deemed not necessary.

F.     DERIVATIVES AND FINANCIAL INSTRUMENTS

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

         The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at December 31, 2001: an interest rate cap agreement, commitments to originate fixed rate residential loans held for sale and forward sales commitments.

         In September 1999, the Company purchased a $25 million interest rate cap maturing September 30, 2002 which has been designated as a cash flow hedge of its exposure to higher interest payments on $25 million of adjustable rate FHLB advances in periods where LIBOR exceeds 6.25%. The fair value of the interest rate cap has two components, one related to the LIBOR interest rate (intrinsic value) and one related to the time value. As permitted under SFAS 133, the Company has excluded from its assessment of hedge effectiveness the portion of the change in fair value of the interest rate cap representing changes in time value.

         Accordingly, changes in time value of the interest rate cap are recognized in earnings and are included in interest expense in the income statement. Based on LIBOR rates at December 31, 2001, there are no amounts recorded in accumulated other comprehensive income for the interest rate cap as there was no intrinsic value.

         The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $53.4 million at December 31, 2001. The fair value of these commitments was a liability of $420 thousand at December 31, 2001. The forward sales commitments totaled $97.7 million at December 31, 2001. The fair value of these commitments was a liability of $97 thousand at December 31, 2001.

G.     ACCOUNTING STANDARDS

        SFAS No. 142, "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" requires that upon adoption of SFAS 141, the Company must evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company must reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company must test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        The Company adopted SFAS No. 142 effective October 1, 2001. The adoption of SFAS 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand and in the comparable quarter ended December 31, 2000 totaled $22 thousand.  The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand and in the comparable quarter ended December 31, 2000 totaled $11 thousand. During the quarter ended December 31, 2001, amortization of intangibles approximated $75 thousand. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand. The Company will complete its analysis of the fair value of its insurance units with goodwill by March 31, 2002 and provide for any transitional impairment losses as the cumulative effect of a change in accounting principles.

        The amortization expense and net income of the Company for the quarters ended December 31, 2001 and December 31, 2000 follow:

	For the Quarter Ended December 31,
	2001	2000
Net income	$ 6,804	$ 4,870
Goodwill amortization	-	14
Adjusted net income	6,804	4,884

Basic earnings per share	$ 0.51	$ 0.37
Goodwill amortization	-	-
Adjusted net income	0.51	0.37

Diluted earnings per share	$ 0.49	$ 0.36
Goodwill amortization	-	-
Adjusted net income	0.49	0.36

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Net income for the quarter ended December 31, 2001 improved 39.7% to $6.8 million from net income of $4.9 million in the comparable quarter in 2000. Earnings per common share increased to $.51 for the current quarter compared to $.37 in the December 2000 quarter. On a diluted basis, earnings per common share increased to $.49 from $.36 in the comparable period. Several factors contributed to the improvement in earnings, most notable the expansion of the Company's net interest margin, which improved from 2.92% in the quarter ended December 31, 2000 to 3.75% in the quarter ended December 31, 2001.

BALANCE SHEET ANALYSIS

        Consolidated assets of the Company totaled approximately $2.3 billion at December 31, 2001. During the three months ended December 31, 2001 assets decreased $6.8 million, or 1.2% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

         Cash, deposits in transit and interest-bearing deposits totaled $85.4 million at December 31, 2001. Investment balances increased in the current three months to $6.5 million while the Company's balances in mortgage-backed securities decreased to $186.3 million. Mortgage-backed securities declined principally due to $20.7 million in repayments.

Loans Receivable

        Net loans receivable, including loans held for sale, totaled $1.9 billion at December 31, 2001, increasing $25.2 million from September 30, 2001 due to the Company's volume of originations. The principal use of the Company's funds is the origination of mortgage and other loans.  Approximately $87.7 million of single-family loans were originated for sale in the secondary market during the December 2001 quarter. Sales of mortgage loans totaled $84.0 million in the first three months of fiscal 2002.

        The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	December 31, 2001	September 30, 2001	December 31, 2000
Residential (1-4 family)	$ 1,264,138	$ 1,239,806	$ 1,232,628
Other residential	45,495	50,195	48,545
Land and lots	86,303	90,186	92,881
Commercial real estate	131,510	132,116	134,950
Consumer	347,481	350,443	332,148
Commercial business	98,637	93,081	61,369
Total gross loans	$ 1,973,564	$ 1,955,827	$ 1,902,521

        The Company continues to emphasize the origination of consumer loans and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $95.2 million at December 31, 2001. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $242.2 million as of December 31, 2001.

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

Asset Quality

        The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	December 31, 2001	September 30, 2001	December 31, 2000
Non-accrual loans	$ 12,358	$ 8,547	$ 7,195
Loans 90 days or more delinquent (1)	48	25	35
Renegotiated loans	2,696	2,700	2,709
Real estate and other assets acquired in		3,337	4,364
settlement of loans	3,930
Total	$ 19,032	$ 14,609	$ 14,303
As a percent of net loans and real estate owned	0.98%	0.77%	0.77%
As a percent of total assets	0.82%	0.63%	0.63%
(1) The Company continues to accrue interest on these loans.

         Problem assets increased $4.4 million during the quarter ended December 31, 2001. The majority of the increase was in non-accrual loans which increased $3.8 million. Over half of the increase was related to an increase in seriously delinquent residential real estate and consumer loans, which are collateral based loans and generally well-secured. Similar to other parts of the country, the markets served by the Company are experiencing a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.

  Allowance for Loan Losses

        The allowance for loan losses represents a reserve for probable losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

        Following is a summary of the reserve for loan losses for the three months ended December 31, 2001 and December 31, 2000 (amounts in thousands).

	2001	2000
Balance at beginning of year	$ 15,943	$ 15,403
Provision charged to operations	1,516	850
Recoveries of loans previously charged-off	118	140
Loan losses charged to reserves	(1,433)	(955)
Balance at end of period	$ 16,144	$ 15,438

        Net charge-offs totaled $1.3 million in the current quarter compared to $815 thousand in the comparable quarter in fiscal 2001. Consumer net charge-offs increased to $1.1 million compared with $690 thousand in the prior period, principally as a result of higher charge-offs of mobile home loans and of automobile loans. Annualized net charge-offs as a percentage of average net loans increased to .27% for the three months ended December 31, 2001 from .18% in the three months ended December 31, 2000.

        The Company's impaired loans totaled $3.5 million at December 31, 2001, $2.2 million at September 30, 2001 and $2.1 million at December 31, 2000.

Deposits and Borrowings

        First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2001		September 30, 2001		December 31, 2000
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 351,022	24.92%	$ 308,784	22.12%	$ 209,954	16.97%
Statement savings and	117,670	8.36	120,676	8.65	113,391	9.17
other accounts
Money market account	242,006	17.18	220,802	15.82	185,921	15.03
Certificate accounts	697,803	49.54	745,523	53.41	727,783	58.83
Total deposits	$ 1,408,501	100.00%	$ 1,395,785	100.00%	$ 1,237,049	100.00%

         Deposits increased $12.7 million during the quarter ended December 31, 2001, principally as a result of net deposits to checking and money market accounts offset partially from decreased savings and certificate of deposit balances. During the quarter, the Company funded its asset growth and the repayment of $66.3 million of securities sold under agreements to repurchase through an increase in deposits and a $58.0 million increase in advances from the Federal Home Loan Bank of Atlanta. The Company believes that conditions during the past quarter and in the prior fiscal year, particularly poor returns from equity and mutual fund investments, may have been a factor in attracting deposit growth.

Stockholders' Equity

        Stockholders' equity increased $3.7 million during the three months of fiscal 2002 to total $160.6 million at December 31, 2001. The Company's capital ratio, total capital to total assets, was 6.93% at December 31, 2001, compared to 6.75% at September 30, 2001. The Company's tangible capital ratio was 6.50% at December 31, 2001 compared to 6.32% at September 30, 2001. During the three months ended December 31, 2001, the Company increased its dividend to stockholders to $.17 compared with $.155 per share in the first three months of fiscal 2000.

Regulatory Capital

        Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2001, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

        The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at December 31, 2001:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 115,224	7.12%	$ 51,195	7.52%
Tangible capital requirement	24,278	1.50	10,213	1.50
Excess	$ 90,946	5.62%	$ 40,982	6.02%

Core capital	$ 115,224	7.12%	$ 51,195	7.52%
Core capital requirement	64,743	4.00	27,239	4.00
Excess	$ 50,481	3.12%	$ 23,956	3.52%

Risk-based capital(a)	$ 123,587	10.82%	$ 53,860	11.53%
Minimum risk-based capital requirement(a)	91,398	8.00	37,372	8.00
Excess(a)	$ 32,189	2.82%	$ 16,488	3.53%
(a) Based on total risk-weighted assets.

        For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2001.

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

        During the current three months, the Company experienced a net cash outflow from investing activities of $3.1 million, consisting principally of a net increase of $22.6 million due to loan growth and $4.5 million due to purchases of investments offset by $24.3 million in repayments, maturities and sales of investment and mortgage-backed securities. The Company experienced cash outflows of $5.4 million from operating activities. Financing activities during the quarter consisted principally of the repayment of $66.3 million in securities sold under agreement to repurchase, an increase in FHLB advances of $58.0 million and an increase in deposit balances of $12.7 million during the first quarter.

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

        First Federal's and Peoples Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's and Peoples Federal's ability to make distributions may also depend on each institution's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2001.

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

        The following table is a summary of First Financial's one year gap at December 31, 2001 (amounts in thousands):

December 31, 2001
Interest-earning assets maturing or repricing within one year	$ 791,279
Interest-bearing liabilities maturing or repricing within one year	1,286,112
Cumulative gap	$ (494,833)

Gap as a percent of total assets	(21.34)%

         The Company's one year gap as a percent of total assets changed from (25.2)% to (21.3)% during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. In addition, convertible advances are shown in the above table at the earliest of potential call date or maturity date.

        A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. The repricing attributes of both interest-sensitive assets and interest-sensitive liabilities may also significantly affect future net interest income.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING December 31, 2001 AND 2000

Net Interest Income

        First Financial's net interest income for the three months ending December 31, 2001 was $20.5 million compared with $16.0 million for the comparable quarter in fiscal 2000. The gross interest margin increased from 2.73% in the prior quarter to 3.63% in the current quarter. The net yield on earning assets also increased to 3.75% from 2.92% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee ("FOMC") raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Beginning in January 2001 and through the end of December 2001 quarter, the FOMC reversed its course and cut interest rates four hundred and seventy five basis points. These recent actions have resulted in a much more favorable interest rate environment for the operations of the Company.

        Because of the shorter term repricing of the Company's liability funding, recent declines in interest rates have beneficially affected the average cost of interest-bearing liabilities, leading to a decline of 149 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 59 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will decline in the future quarters as adjustable loans reprice to lower indices.

        The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended December 31,
	2001		2000
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,128,159	7.49%	$ 2,122,087	8.04%
Investments and other interest-earning assets	53,541	4.87	59,665	7.38
Total interest-earning assets	$ 2,181,700	7.43%	$ 2,181,752	8.02%

Deposits	$ 1,406,609	3.40%	$ 1,233,439	4.48%
Borrowings	685,209	4.63	846,416	6.47
Total interest-bearing liabilities	$ 2,091,818	3.80%	$ 2,079,855	5.29%

Gross interest margin		3.63%		2.73%
Net interest margin		3.75%		2.92%

        The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended December 31
	2001 versus 2000
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 560	$ (3,358)	$ (2,798)
Investments and other interest-earning assets	(120)	(352)	(472)
Total interest income	440	(3,710)	(3,270)
Interest expense:
Deposits	1,783	(3,661)	(1,878)
Borrowings	(2,370)	(3,540)	(5,910)
Total interest expense	(587)	(7,201)	(7,788)
Net interest income	$ 1,027	$ 3,491	$ 4,518

        Average balances of interest-earning assets remained the same at $2.2 billion at December 2001 as compared with the December 2000 quarter, while there was a $12.0 million increase in interest-bearing liabilities, as volume contributed $1.0 million increase in net interest income. Rate decreases on both assets and liabilities, with liabilities decreasing almost twice as much, contributed $3.5 million in net interest income. There can be no assurance the Company's net margin will increase further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its market.

Provision for Loan Losses

        During the current quarter, First Financial's provision for loan losses totaled $1.5 million, compared to $850 thousand during the same period in the previous year. Net charge-offs for the current quarter totaled $1.3 million compared with $815 thousand in the comparable quarter in fiscal 2001. Total loan loss reserves as of December 31, 2001 were $16.1 million, or .84% of the total net loan portfolio compared with $15.4 million, or .84% of the total net loan portfolio at December 31, 2000.

Other Income/Non-Interest Expenses

        Total other income increased $2.0 million, or 38.6%, in the December 2001 quarter compared to the December 31, 2000 quarter. Net gains from the sales of loans held for sale totaled $1.2 million, increasing by $1.0 million from the comparable quarter in fiscal 2001. Commissions on insurance improved $1.0 million, or approximately 122.3% during the current quarter compared to the December 2000 quarter. In May of 2001, the Company acquired the operations of Kinghorn Insurance of Hilton Head, South Carolina. The increase in commissions on insurance was primarily a result of this acquisition.

        Non-interest expense increased $2.8 million, or 22.2%, during the current quarter. Included in the increase in the current quarter are higher personnel costs of $2.0 million and occupancy costs of $293 thousand. The increase in personnel costs was principally due to the acquisition of Kinghorn Insurance and the staffing of additional retail offices. Occupancy costs also reflect the acquisition as well as increases in certain local property taxes due to a county-wide reassessment.

Income Tax Expense

        During the first quarter of fiscal 2002 and 2001 the Company's effective tax rate approximated 35.5% and 35.3%, respectively. The actual tax provision was $3.7 million and $2.7 million in the two periods.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

        For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 2001.

        SFAS No. 142, "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" requires that upon adoption of SFAS 141, the Company must evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company must reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company must test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        The Company adopted SFAS No. 142 effective October 1, 2001. The adoption of SFAS 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand and in the comparable quarter ended December 31, 2000 totaled $22 thousand. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand and in the comparable quarter ended December 31, 2000 totaled $11 thousand. During the quarter ended December 31, 2001, amortization of intangibles approximated $75 thousand. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand. The Company will complete its analysis of the fair value of its insurance units with goodwill by March 31, 2002 and provide for any transitional impairment losses as the cumulative effect of a change in accounting principles.

FIRST FINANCIAL HOLDINGS, INC.
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

        As of December 31, 2001, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2001.

Item 4 - Submission of Matters to a Vote of Security Holders

        None.

Item 6 - Exhibits and Report on Form 8-K. Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.7)	Amendment to Registrant's Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
(10.16)	2001 Stock Option Plan (16)
(22)	Subsidiaries of the Registrant (4)

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.

Reports on Form 8-K

        On October 24, 2001, the Company filed a Form 8-K announcing the earnings release dated October 23, 2001, which included selected financial data for the year and the quarter ended September 30, 2001.

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 14, 2002	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President and
Chief Financial Officer