Form 10-Q
period 2002-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2002-05-15
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

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

Class	Outstanding Shares at
Common Stock	April 30, 2002

$.01 Par Value	13,440,020

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at March 31, 2002 and September 30, 2001

Consolidated Statements of Income for the Three	2
Months Ended March 31, 2002 and 2001

Consolidated Statements of Income for the Six	3
Months Ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the	4
Six months Ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements	5-9

Management's Discussion and Analysis of Results	10-22
of Operations and Financial Condition

PART II - OTHER INFORMATION	23-26

SIGNATURES	27

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2002	2001
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 97,948	$ 97,554
Investments available for sale, at fair value	10,333	6,259
Investment in capital stock of FHLB, at cost	33,750	33,150
Loans receivable, net of allowance of $16,289 and $15,943	1,900,583	1,905,333
Mortgage-backed securities available for sale, at fair value	178,946	208,153
Accrued interest receivable	12,187	13,535
Office properties and equipment, net	32,452	32,968
Real estate and other assets acquired in settlement of loans	4,417	3,337
Other assets	25,922	25,375

Total assets	$ 2,296,538	$ 2,325,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,423,698	$ 1,395,785
Advances from Federal Home Loan Bank	643,000	625,000
Securities sold under agreements to repurchase	-	66,316
Other short-term borrowings	23,750	23,750
Advances by borrowers for taxes and insurance	2,637	5,896
Outstanding checks	16,367	17,454
Accounts payable and other liabilities	22,131	34,570

Total liabilities	2,131,583	2,168,771

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,577,716 and 15,427,872 shares at March 31, 2002
and September 30, 2001, respectively	156	154
Additional paid-in capital	35,823	34,015
Retained income, substantially restricted	149,396	139,643
Accumulated other comprehensive income	2,558	2,878
Treasury stock at cost, 2,159,526 and 2,032,009 shares at March 31,
2002 and September 30, 2001, respectively	(22,978)	(19,797)

Total stockholders' equity	164,955	156,893

Total liabilities and stockholders' equity	$ 2,296,538	$ 2,325,664

The accompanying notes are an integral part of the statements

1

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2002	2001
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 37,961	$ 42,651
Interest and dividends on investments	562	777
Other	68	351

Total interest income	38,591	43,779

INTEREST EXPENSE
Interest on deposits	10,031	14,261
Interest on borrowed money	7,554	12,639

Total interest expense	17,585	26,900

NET INTEREST INCOME	21,006	16,879
Provision for loan losses	1,500	1,275

Net interest income after provision for loan losses	19,506	15,604

OTHER INCOME
Net gain on sale of loans	818	468
Net gain on sale of investment and mortgage-backed securities	-	232
Brokerage fees	567	450
Commissions on insurance	3,138	891
Service charges and fees on deposit accounts	2,192	2,033
Loan servicing fees	513	526
Real estate operations, net	(198)	1,090
Other	853	1,001

Total other income	7,883	6,691

NON-INTEREST EXPENSE
Salaries and employee benefits	9,523	7,954
Occupancy costs	1,187	1,037
Marketing	330	376
Depreciation, amortization, rental and maintenance of equipment	1,158	1,097
FDIC insurance premiums	69	66
Other	3,474	2,804

Total non-interest expense	15,741	13,334

Income before income taxes	11,648	8,961
Income tax expense	4,140	3,166

NET INCOME	$ 7,508	$ 5,795

NET INCOME PER COMMON SHARE	$ 0.56	$ 0.43

NET INCOME PER COMMON SHARE DILUTED	$ 0.54	$ 0.42

The accompanying notes are an integral part of the statements

2

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2002	2001
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 77,834	$ 85,322
Interest and dividends on investments	1,147	1,669
Other	152	600

Total interest income	79,133	87,591

INTEREST EXPENSE
Interest on deposits	22,091	28,198
Interest on borrowed money	15,560	26,556

Total interest expense	37,651	54,754

NET INTEREST INCOME	41,482	32,837
Provision for loan losses	3,016	2,125

Net interest income after provision for loan losses	38,466	30,712

OTHER INCOME
Net gain on sale of loans	1,991	643
Net gain on sale of investment and mortgage-backed securities	25	540
Brokerage fees	1,038	801
Commissions on insurance	4,996	1,727
Service charges and fees on deposit accounts	4,560	4,166
Loan servicing fees	983	1,031
Real estate operations, net	(317)	1,131
Other	1,754	1,809

Total other income	15,030	11,848

NON-INTEREST EXPENSE
Salaries and employee benefits	18,997	15,358
Occupancy costs	2,506	2,063
Marketing	810	732
Depreciation, amortization, rental and maintenance of equipment	2,334	2,224
FDIC insurance premiums	135	133
Other	6,525	5,562

Total non-interest expense	31,307	26,072

Income before income taxes	22,189	16,488
Income tax expense	7,877	5,823

NET INCOME	$ 14,312	$ 10,665

NET INCOME PER COMMON SHARE	$ 1.07	$ 0.80

NET INCOME PER COMMON SHARE DILUTED	$ 1.03	$ 0.78

The accompanying notes are an integral part of the statements

3

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2002	2001
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 14,312	$ 10,665
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,938	1,756
Gain on sale of loans, net	(1,991)	(643)
Gain on sale of investments and mortgage-backed securities, net	(25)	(540)
Loss (gain) on sale of real estate owned, net	22	(1,058)
Loss on sale of property and equipment, net	23	16
Amortization of unearned discounts/premiums on investments	175	7
Decrease in deferred loan fees and discounts	(66)	(168)
Decrease (increase) in accrued interest receivable and other assets	801	(2,866)
Provision for loan losses	3,016	2,125
Write down of real estate acquired in settlement of loans	27	-
Proceeds from sales of loans held for sale	195,506	68,713
Origination of loans held for sale	(199,283)	(69,140)
(Decrease) increase in accounts payable and other liabilities	(13,322)	2,679

Net cash provided by operating activities	1,133	11,546

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,247	1,000
Net purchase of investments available for sale	(6,368)	(8,635)
(Purchase) redemption of FHLB stock	(600)	830
Decrease (increase) in loans, net	5,653	(87,557)
Repayments on mortgage-backed securities	39,861	21,510
Purchase of mortgage-backed securities	(12,620)	-
Sales of mortgage-backed securities	1,339	26,445
Proceeds from the sales of real estate owned	786	5,741
Net purchase of office properties and equipment	(1,445)	(2,162)

Net cash provided by (used in) investing activities	28,853	(42,828)

FINANCING ACTIVITIES
Net increase in deposit accounts	27,913	72,835
Net proceeds (repayments) of FHLB advances	18,000	(46,500)
(Decrease) increase in securities sold under agreements to repurchase	(66,316)	45,826
Increase in other borrowed money	-	10,500
Decrease in advances by borrowers for taxes and insurance	(3,259)	(3,055)
Proceeds from exercise of stock options	1,810	470
Dividends paid	(4,559)	(4,134)
Treasury stock purchased	(3,181)	(177)

Net cash (used in) provided by financing activities	(29,592)	75,765

Net increase in cash and cash equivalents	394	44,483
Cash and cash equivalents at beginning of period	97,554	63,992

Cash and cash equivalents at end of period	$ 97,948	$ 108,475

Supplemental disclosures:
Cash paid during the period for:
Interest	$ 43,095	$ 58,121
Income taxes	12,952	6,500
Loans foreclosed	1,668	906
Loans securitized into mortgage-backed securities	-	39,877
Unrealized net (loss) gain on securities available for sale, net of income tax	(320)	3,931

The accompanying notes are an integral part of the statements.

4

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

     The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements involve certain risks and uncertainties, including, but not limited to, timing of certain business initiatives of the Company, the Company's interest rate risk position, and future regulatory actions of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. It is important to note that the Company's actual results may differ materially and adversely from those discussed in forward-looking statements.

B.  EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended March 31,
	2002	2001
Weighted average number of common shares used in basic EPS	13,395,627	13,341,408
Effect of dilutive stock options	456,666	379,516
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,852,293	13,720,924

	Six Months Ended March 31,
	2002	2001
Weighted average number of common shares used in basic EPS	13,395,236	13,331,968
Effect of dilutive stock options	447,966	326,467
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,843,202	13,658,435

C.  COMPREHENSIVE INCOME

     Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the six months ended March 31, 2002 and 2001 amounted to $13,992,000 and $14,596,000, respectively.

     The Corporation's "other comprehensive income (loss)" for the six months ended March 31, 2002 and 2001 and "accumulated other comprehensive income" as of March 31, 2002 and September 30, 2001 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     Other comprehensive income (loss) for the six months ended March 31, 2002 and 2001 follows (in thousands):

	Six Months Ended March 31,
	2002	2001
Unrealized holding (losses) gains arising during period, net of tax	$ (304)	$ 4,280
Less reclassification adjustment for gains included in net income,
net of tax	16	349

Net unrealized (losses) gains on securities	$ (320)	$ 3,931

D.  NATURE OF OPERATIONS

     First Financial is a multiple savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiaries, First Federal and Peoples Federal, provide a wide range of traditional banking services and also offer investment, trust and insurance services through subsidiaries or affiliated companies. The Company has a total of 44 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

E.  MERGERS AND ACQUISITIONS

     On May 31, 2001, First Financial acquired certain assets of Kinghorn Insurance Agency, a Hilton Head-based independent insurance agency. Goodwill and other intangibles approximating $8.8 million were recorded in the transaction. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is deemed not necessary.

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

     The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at March 31, 2002: an interest rate cap agreement, commitments to originate fixed rate residential loans held for sale and forward sales commitments.

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

     Accordingly, changes in time value of the interest rate cap are recognized in earnings and are included in interest expense in the income statement. Based on LIBOR rates at March 31, 2002, there are no amounts recorded in accumulated other comprehensive income for the interest rate cap as there was no intrinsic value.

     The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $32.5 million at March 31, 2002. The fair value of these commitments was a liability of $72 thousand at March 31, 2002. The forward sales commitments totaled $57.6 million at March 31, 2002. The fair value of these commitments was a liability of less than $1 thousand at March 31, 2002.

G.   ACCOUNTING STANDARDS

     Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, an indication existed that the reporting unit's goodwill was impaired and the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which were measured as of the date of adoption. This second step was required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. The adoption of SFAS No. 142 did not have a material effect on results of operations during the first quarter.

     As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand. In the comparable three and six months ended March 31, 2001, the amortization of goodwill totaled $22 thousand and $44 thousand, respectively. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand. In the comparable three and six months ended March 31, 2001, the amortization of intangibles totaled $12 thousand and $23 thousand, respectively. During the three and six months ended March 31, 2002, the amortization of intangibles approximated $75 thousand and $150 thousand, respectively. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand. The Company completed its analysis of the fair value of its insurance units with goodwill by March 31, 2002 and was not required to provide for any transitional impairment losses.

     Capitalized mortgage servicing rights ("MSRs") totaled $9.4 million, $7.7 million and $6.4 million at March 31, 2002, September 30, 2001 and March 31, 2001, respectively. Amortization expense for MSRs totaled $358 thousand and $271 thousand for the three months ended March 31, 2002 and 2001, respectively. Amortization expense for MSRs totaled $741 thousand and $475 thousand for the six months ended March 31, 2002 and 2001, respectively.

     The estimated amortization expense for MSRs for the years ended September 30 are as follows: $1.6 million for 2002, $1.5 million for 2003, $1.3 million for 2004, $1.2 million for 2005, and $4.6 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

     The amortization expense and net income of the Company for the quarters and six months ended March 31, 2002 and March 31, 2001 follow:

Three Months Ended
March 31,
	2002	2001
Net Income	$ 7,508	$ 5,795
Goodwill amoritization	-	15

Adjusted net income	$ 7,508	$ 5,810

Basic earnings per share	$ 0.56	$ 0.43
Goodwill amoritization	-	-

Adjusted net income	$ 0.56	$ 0.43

Diluted earnings per share	$ 0.54	$ 0.42
Goodwill amoritization	-	-

Adjusted net income	$ 0.54	$ 0.42

Six Months Ended
March 31,
	2002	2001
Net Income	$ 14,312	$ 10,665
Goodwill amoritization	-	29

Adjusted net income	$ 14,312	$ 10,694

Basic earnings per share	$ 1.07	$ 0.80
Goodwill amoritization	-	-

Adjusted net income	$ 1.07	$ 0.80

Diluted earnings per share	$ 1.03	$ 0.78
Goodwill amoritization	-	-

Adjusted net income	$ 1.03	$ 0.78

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the quarter ended March 31, 2002 improved 29.6% to $7.5 million from net income of $5.8 million in the comparable quarter in 2001. Basic earnings per common share increased to $.56 for the current quarter compared to $.43 in the March 2001 quarter. On a diluted basis, earnings per common share increased to $.54 from $.42 in the comparable period. Net income during the March 31, 2002 quarter improved as a result of several factors, including a $4.1 million increase in net interest income and growth of $2.2 million in insurance commissions and performance-based incentive commissions offset partially by higher operating costs and higher provision for loan losses. The primary increase in operating costs was a $1.6 million increase in salaries and employee benefits due partially to growth in insurance operations which added approximately $575 thousand in compensation and benefit costs on a comparative basis.

     In the first six months of fiscal 2002, First Financial earned $14.3 million compared with $10.7 million in the first six months of fiscal 2001. Year-to-date earnings per common share and diluted earnings per common share improved to $1.07 and $1.03, respectively, compared with $.80 and $.78 in 2001.

     A nonrecurring gain on the sale of real estate owned increased after tax income in the March, 2001 quarter and fiscal year ended March, 2001 by approximately $645 thousand. The nonrecurring gain recognized in the second quarter increased basic and diluted earnings per common share by approximately $.05.

     During the quarter, the Company announced the adoption of a plan to consolidate its wholly-owned banking subsidiaries, First Federal and Peoples Federal, into one entity to operate under the name of "First Federal." The consolidation is expected to occur prior to the end of the fiscal year.

SIGNIFICANT ACCOUNTING POLICIES

     The Company considers its policy regarding the allowance for loan and lease losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

     The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At March 31, 2002, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the course of business.

     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2002, commercial and retail loan commitments totaled $315.2 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $2.2 million at March 31, 2002. Unused business credit lines, which totaled $16.6 million at March 31, 2002, are generally for short-term borrowings. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.  Also see Note F.

BALANCE SHEET ANALYSIS

     Consolidated assets of the Company totaled approximately $2.3 billion at March 31, 2002. During the six months ended March 31, 2002 assets decreased $29.1 million, or 2.5% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

     Cash, deposits in transit and interest-bearing deposits totaled $97.9 million at March 31, 2002. Investment balances increased in the current six months to $10.3 million principally due to purchases exceeding maturities. The Company's balances in mortgage-backed securities decreased to $178.9 million, principally due to $39.9 million in repayments and $1.3 million sale of the mortgage-backed securities. The decrease was off set by a $12.6 million purchase of mortgage-backed securities.

Loans Receivable

     Net loans receivable, including loans held for sale, totaled $1.9 billion at March 31, 2002, decreasing $4.9 million from September 30, 2001, due principally to strong loan originations of fixed-rate, residential mortgage loans earmarked for sale into the secondary market. The principal use of the Company's funds has traditionally been the origination of mortgage and other loans for its loan portfolio. The Company's net decrease in loan balances due to cash flows totaled $5.7 million during the six months ended March 31, 2002. Approximately $199.3 million of single-family loans were also originated for sale in the secondary market during the six months ended March 31, 2002. Sales of mortgage loans totaled $195.5 million in the first half of fiscal 2002.

     The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	March 31, 2002	September 30, 2001	March 31, 2001
Residential (1-4 family)	$ 1,217,242	$ 1,239,806	$ 1,254,885
Other residential	47,892	50,195	49,366
Land and lots	81,805	90,186	93,492
Commercial real estate	134,568	132,116	133,859
Consumer	351,411	350,443	330,218
Commercial business	105,288	93,081	76,958

Total gross loans	$ 1,938,206	$ 1,955,827	$ 1,938,778

     The Company continues to emphasize the origination of consumer and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $73.0 million at March 31, 2002. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $246.8 million as of March 31, 2002.

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

Asset Quality

     The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31, 2002	September 30, 2001	March 31, 2001
Non-accrual loans	$ 11,611	$ 8,547	$ 9,717
Loans 90 days or more delinquent (1)	36	25	24
Renegotiated loans	2,679	2,700	2,706
Real estate and other assets acquired in settlement of loans	4,417	3,337	2,279

Total	$ 18,743	$ 14,609	$ 14,726

As a percent of net loans and real estate owned	0.98%	0.77%	0.78%
As a percent of total assets	0.82%	0.63%	0.63%
(1) The Company continues to accrue interest on these loans.

     Problem assets increased $4.1 million during the six months ended March 31, 2002. The majority of the increase was in non-accrual loans, which increased $3.1 million. A significant portion of the increase was related to an increase in seriously delinquent residential real estate and consumer loans, which are collateral based loans and generally well-secured. Similar to other parts of the country, the markets served by the Company are experiencing a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.

Allowance for Loan Losses

     The allowance for loan losses represents a reserve for probable losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

     Following is a summary of the reserve for loan losses for the six months ended March 31, 2002 and March 31, 2001 (amounts in thousands):

	2002	2001
Balance at beginning of year	$ 15,943	$ 15,403

Provision charged to operations	3,016	2,125
Recoveries of loans previously charged-off	293	208
Loan losses charged to reserves	(2,963)	(2,081)

Balance at end of period	$ 16,289	$ 15,655

     Net charge-offs totaled $2.7 million in the current six months compared to $1.9 million in the comparable six months in fiscal 2001. Consumer net charge-offs increased to $2.1 million compared with $1.7 million in the prior period.  Real estate and commercial loan net charge-offs increased by $215 thousand and $139 thousand, respectively, in the current six months. Annualized net charge-offs as a percentage of average net loans increased to .28% for the six months ended March 31, 2002 from .20% in the six months ended March 31, 2001.

     The Company's impaired loans totaled $4.5 million at March 31, 2002, $2.2 million at September 30, 2001 and $2.2 million at March 31, 2001.

Deposits and Borrowings

      First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2002		September 30, 2001		March 31, 2000
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 340,403	23.91%	$ 308,784	22.12%	$ 230,681	17.55%
Statement and other accounts	127,028	8.92	120,676	8.65	116,361	8.85
Money market account	296,130	20.80	220,802	15.82	206,379	15.70
Certificate accounts	660,137	46.37	745,523	53.41	760,709	57.89

Total deposits	$ 1,423,698	100.00%	$ 1,395,785	100.00%	$ 1,314,130	100.00%

     Deposits increased $27.9 million during the six months ended March 31, 2002, principally as a result of net deposits to checking accounts and money market accounts with an offset from decreases in certificate accounts. This growth in deposits along with the increase of $18.0 million in advances from the Federal Home Loan Bank of Atlanta enabled the Company to completely reduce securities sold under agreements to repurchase of $66.3 million during the first half of fiscal 2002.

Stockholders' Equity

     Stockholders' equity increased $8.1 million during the first half of fiscal 2002 to total $165.0 million at March 31, 2002. The Company's capital ratio, total capital to total assets, was 7.18% at March 31, 2002, compared to 6.75% at September 30, 2001. The Company's tangible capital ratio was 6.76% at March 31, 2002 compared with 6.24% at March 31, 2001. During the six months, the Company increased its dividend to stockholders to $.34 compared with $.31 per share in the first six months of fiscal 2001. Recently the Company announced an extension of its previously announced 600,000 share common stock repurchase program to September 30, 2002. Approximately 176 thousand shares of common stock have been repurchased under the program since inception through March 31, 2002 at a cost of approximately $4.5 million.

Regulatory Capital

     Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2002, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

     The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at March 31, 2002:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 117,378	7.27%	$ 49,517	7.48%
Tangible capital requirement	24,190	1.50	9,923	1.50

Excess	$ 93,188	5.77%	$ 39,594	5.98%

Core capital	$ 117,378	7.27%	$ 49,517	7.48%
Core capital requirement	64,507	4.00	26,462	4.00

Excess	$ 52,871	3.27%	$ 23,055	3.48%

Risk-based capital(a)	$ 126,406	11.01%	$ 52,329	11.67%
Minimum risk-based capital requirement(a)	91,832	8.00	35,885	8.00

Excess(a)	$ 34,574	3.01%	$ 16,444	3.67%

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

     The Company's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Associations at March 31, 2002, estimate that an additional $161 million of funding is available. At March 31, 2002, the Company has approximately $118.0 of unpledged investments and mortgage-backed securities available for sale. These investments are available should deposit cash flows and other funding be reduced in any given period.

     During the current six months the Company experienced a net cash inflow from investing activities of $28.9 million, consisting principally of repayments of mortgage-backed securities of $39.9 million and $5.7 million decrease in loans. Investing activities included purchases of $12.6 million of mortgage-backed securities and $6.4 million of investments. The Company experienced cash inflows of $1.1 million from operating activities and cash outflows $29.6 million from financing activities. Financing activities consisted principally of $66.3 million decrease in securities sold under agreement to repurchase, increase in advances of $18.0 million and deposit balances increasing $27.9 million during the first half of the 2002 fiscal year.

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

     The following table is a summary of First Financial's one year gap at March 31, 2002 (amounts in thousands):

March 31, 2002
Interest-earning assets maturing or repricing within one year	$ 795,489
Interest-bearing liabilities maturing or repricing within one year	1,295,821

Cumulative gap	$ (500,332)

Gap as a percent of total assets	(21.79%)

     The Company's one year gap as a percent of total assets changed from (24.2%) to (21.8%) during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. In addition, convertible advances are shown in the table at the earliest of potential call date or maturity date.

     A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING MARCH 31, 2002 AND 2001

Net Interest Income

     First Financial's net interest income for the three months ending March 31, 2002 was $21.0 million compared with $16.9 million for the comparable quarter in fiscal 2001. The gross interest margin increased from 2.79% during the quarter ended March 31, 2001 to 3.71% during the quarter ended March 31, 2002. The net yield on earning assets increased to 3.87% from 3.07% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee ("FOMC") raised short-term interest rates in six stages totaling one hundred and seventy-five basis points. Beginning in January 2001 and through the end of the December 2001 quarter, the FOMC reversed its course and cut interest rates 475 basis points. These actions have resulted in a more favorable interest rate environment for the operations of the Company. During the quarter ended March 31, 2002, there were no changes in short-term rates by the FMOC.

     Because of the short-term nature of the Company's liability funding, recent declines in interest rates have beneficially affected the average cost of interest-bearing liabilities, leading to a decline of 176 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 84 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

     The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended March 31,
	2002		2001
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Loans and mortgage-backed securities	$ 2,113,190	7.19%	$ 2,137,473	7.98%
Investments and other interest-earning assets	57,973	4.41	64,831	6.96

Total interest-earning assets	$ 2,171,163	7.11%	$ 2,202,304	7.95%

Deposits	$ 1,411,504	2.88%	$ 1,266,319	4.57%
Borrowings	688,083	4.45	848,852	6.04

Total interest-bearing liabilities	$ 2,099,587	3.40%	$ 2,115,171	5.16%

Gross interest margin		3.71%		2.79%
Net interest margin		3.87%		3.07%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended March 31
	2002 versus 2001
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (128)	$ (4,562)	$ (4,690)
Investments and other interest-earning assets	(94)	(404)	(498)

Total interest income	(222)	(4,966)	(5,188)

Interest expense:
Deposits	1,495	(5,725)	(4,230)
Borrowings	(2,126)	(2,959)	(5,085)

Total interest expense	(631)	(8,684)	(9,315)

Net interest income	$ 409	$ 3,718	$ 4,127

     Average balances of interest-earning assets decreased $31.1 million, or 1.4%, in the March 2002 quarter compared with the March 2001 quarter, contributing to a $409 thousand decrease in net interest income due to changes in volume. An increase in the Company's gross interest spread from 2.79% in the March 2001 quarter to 3.71% in the March 2002 quarter increased net interest income by approximately $3.7 million. The Company's average cost of funds declined at a rate over twice as fast as its average yield on earning assets. There can be no assurance that the Company's net margin will increase further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

     During the current quarter, First Financial's provision for loan losses totaled $1.5 million, compared to $1.3 million during the same period in the previous year. Net charge-offs for the current quarter totaled $1.4 million compared with $1.1 million in the comparable quarter in fiscal 2001. Total loan loss reserves as of March 31, 2002 were $16.3 million, or .86% of the total net loan portfolio compared with $15.6 million, or .83% of the total net loan portfolio at March 31, 2001.

Other Income/Non-Interest Expenses

     Total other income increased $1.2 million, or 17.8%, in the March 2002 quarter compared to the March 31, 2001 quarter. Gains from the sales of loans held for sale totaled $818 thousand during the quarter as compared with $468 thousand for the same period a year ago. Fees on deposit accounts improved by 7.8% to $2.2 million in the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001. Commissions on insurance improved $2.2 million, or approximately 252.2%, during the current quarter compared to the comparable quarter ended March 31, 2001. The two components comprising this increase was the acquisition of the operations in June 2001 of Kinghorn Insurance of Hilton Head, South Carolina and the receipt of annual performance-based contingent commission in excess of $1.2 million. Real estate operations reflect a decrease of $1.3 million from results in the March 2001 quarter. A nonrecurring gain of $1.1 million on the sale of a commercial property was recorded in the quarter ended March 31, 2001.

     Non-interest expense increased $2.4 million, or 18.1%, during the current quarter. Included in the increase in the current quarter are higher personnel costs of $1.6 million. This increase was principally due to the acquisition of Kinghorn Insurance and the staffing of additional retail offices.  The Company has also incurred higher expenses for professional services during the current three months.

Income Tax Expense

     During the second quarter of fiscal 2002 and 2001 the Company's effective tax rate approximated 35.5% and 35.3%, respectively. The actual tax provision was $4.1 million and $3.2 million in the two periods.

COMPARISON OF OPERATING RESULTS

SIX MONTHS ENDING March 31, 2002 AND 2001

Net Interest Income

     First Financial's net interest income for the six months ending March 31, 2002 of $41.5 million increased 26.3% over $32.8 million recorded in the comparable six months in fiscal 2001. Growth in net interest income was primarily attributable to the decline in interest rates as this factor alone contributed $7.1 million, or 82.6%, of the increase. The gross interest margin increased to 3.67% from 2.76% in the prior six months. The net margin also increased to 3.81% versus 3.00% in the six months ended March 31, 2001.

     The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Six months Ended March 31,
	2002		2001
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,120,751	7.34%	$ 2,129,629	8.01%
Other interest-earning assets	55,939	4.59	62,792	7.25

Total interest-earning assets	$ 2,176,690	7.27%	$ 2,192,421	7.99%

Deposits	$ 1,408,849	3.14%	$ 1,251,577	4.52%
Borrowings	686,630	4.54	849,780	6.27

Total interest-bearing liabilities	$ 2,095,479	3.60%	$ 2,101,357	5.23%

Gross interest margin		3.67%		2.76%
Net interest margin		3.81%		3.00%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Six months Ended March 31,
	2002 versus 2001
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ 431	$ (7,919)	$ (7,488)
Investments and other interest-earning assets	(207)	(763)	(970)

Total interest income	224	(8,682)	(8,458)

Interest expense:
Deposit accounts	3,229	(9,336)	(6,107)
Borrowings	(4,511)	(6,485)	(10,996)

Total interest expense	(1,282)	(15,821)	(17,103)

Net interest income	$ 1,506	$ 7,139	$ 8,645

Provision for Loan Losses

     During the six months ended March 31, 2002 First Financial's provision for loan losses totaled $3.0 million compared with $2.1 million in the first half of fiscal 2001. Net charge-offs for the current six months totaled $2.7 million compared with $1.9 million in the comparable period in fiscal 2001.

Other Income/Non-interest Expense

     Total other income improved $3.2 million, or 26.9%, in the current six months. Major factors contributing to the net increase included improved gains on the sale of loans which increased $1.3 million, a $3.3 million increase in commissions on insurance off set by a decrease in real estate operations of $1.4 million. Increased gains on loan sales are attributable to higher loan originations of fixed-rate saleable products due to a reduction in market interest rates. The last two components are a result of quarterly activity discussed earlier.

     Non-interest expense increased $5.2 million or 20.1% during the current six months. The increase is attributable principally to higher personnel costs, higher occupancy costs and increased equipment expenses related to expansion of retail banking offices, and the purchase of Kinghorn Insurance.

Income Tax Expense

     During the first six months of fiscal 2002, the Company's effective tax rate was 35.5% compared with 35.3% in the prior period. The actual tax provision of $7.9 million resulted in an increase of $2.1 million in fiscal 2002 from the prior period.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

     For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 2001.

     Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, an indication existed that the reporting unit's goodwill was impaired and the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which were measured as of the date of adoption. This second step was required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. The adoption of SFAS No. 142 did not have a material effect on results of operations during the first quarter.

     As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand. In the comparable three and six months ended March 31, 2001, the amortization of goodwill totaled $22 thousand and $44 thousand, respectively. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand. In the comparable three and six months ended March 31, 2001, the amortization of intangibles totaled $12 thousand and $23 thousand, respectively. During the three and six months ended March 31, 2002, the amortization of intangibles approximated $75 thousand and $150 thousand, respectively. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand. The Company completed its analysis of the fair value of its insurance units with goodwill by March 31, 2002 and was not required to provide for any transitional impairment losses.

     Capitalized mortgage servicing rights ("MSRs") totaled $9.4 million, $7.7 million and $6.4 million at March 31, 2002, September 30, 2001 and March 31, 2001, respectively. Amortization expense for MSRs totaled $358 thousand and $271 thousand for the three months ended March 31, 2002 and 2001, respectively. Amortization expense for MSRs totaled $741 thousand and $475 thousand for the six months ended March 31, 2002 and 2001, respectively.

     The estimated amortization expense for MSRs for the years ended September 30 are as follows: $1.6 million for 2002, $1.5 million for 2003, $1.3 million for 2004, $1.2 million for 2005,

and none $4.6 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

FIRST FINANCIAL HOLDINGS, INC.
OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

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

On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. The recent ruling was appealed by Peoples Federal on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. Briefs are due to be filed by May 15, 2002. It is unlikely that the case will be decided within the next year. Peoples Federal intends to vigorously pursue this appeal.

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

As of March 31, 2002, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2001

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2002 First Financial Annual Meeting of Shareholders held January 31, 2002, there were 10,459,989 shares present in person or in proxy of the 13,387,489 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors. The shareholders elected Thomas J. Johnson, James C. Murray and D. Kent Sharples as directors of the Company for three year terms ending in 2005 and James L. Rowe as a director of the Company for a one year term ending in 2003. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

	For	Withheld
Thomas J. Johnson.	10,434,989	25,000
James C. Murray	10,438,060	21,929
James L. Rowe	10,412,504	47,485
D. Kent Sharples	10,436,976	23,013

The continuing directors for the Company are: A. Thomas Hood, A. L. Hutchinson, Jr., Gary C. Banks, Jr. Paula Harper Bethea and Paul G. Campbell, Jr.

 Item 6 - Exhibits and Report on Form 8-K.

Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.7)	Amendment to Registrant=s Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
(10.16)	2001 Stock Option Plan (16)
(22)	Subsidiaries of the Registrant (4)

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

25

(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.

Reports on Form 8-K

On November 20, 2001, the Company filed a Form 8-K announcing the inclusion of the Company in the Nasdaq 1000.

On January 22, 2002, the Company filed a Form 8-K announcing the earnings release dated January 18, 2002, which included selected financial data for the quarter ended December 31, 2001 and for other selected periods.

On February 5, 2002, the Company filed a Form 8-K related to a press release filed on February 4, 2002, announcing results of its Annual Meeting and election of directors.

On March 1, 2002, the Company filed a Form 8-K relating to its March 1, 2002 press release which announced the adoption of a plan to consolidate its common-held banking subsidiaries, First Federal and Peoples Federal, which in the future is expected to operate under the name "First Federal."

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 15, 2002	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal Accounting Officer