Form 10-Q
period 2002-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2002-08-14
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

Class	Outstanding Shares at
Common Stock	July 31, 2002

$.01 Par Value	13,364,561

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Consolidated Statements of Financial Condition	1
at June 30, 2002 and September 30, 2001

Consolidated Statements of Income for the Three	2
Months Ended June 30, 2002 and 2001

Consolidated Statements of Income for the Nine	3
Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the	4
Nine months Ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements	5-9

Management's Discussion and Analysis of Financial	10-22
Condition and Results of Operations

PART II - OTHER INFORMATION	23-25

SIGNATURES	26

CEO/CFO CERTIFICATION	27

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	September 30,
	2002	2001
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 96,668	$ 97,554
Investments available for sale, at fair value	9,345	6,259
Investment in capital stock of FHLB, at cost	33,250	33,150
Loans receivable, net of allowance of $16,179 and $15,943	1,892,105	1,905,333
Mortgage-backed securities available for sale, at fair value	156,236	208,153
Accrued interest receivable	11,788	13,535
Office properties and equipment, net	32,896	32,968
Real estate and other assets acquired in settlement of loans	3,922	3,337
Other assets	27,152	25,375
Total assets	$ 2,263,362	$ 2,325,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,411,895	$ 1,395,785
Advances from Federal Home Loan Bank	615,000	625,000
Securities sold under agreements to repurchase	-	66,316
Other short-term borrowings	23,750	23,750
Advances by borrowers for taxes and insurance	4,177	5,896
Outstanding checks	16,230	17,454
Accounts payable and other liabilities	26,082	34,570
Total liabilities	2,097,134	2,168,771

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,655,003 and 15,427,872 shares at June 30, 2002
and September 30, 2001, respectively	156	154
Additional paid-in capital	36,861	34,015
Retained income, substantially restricted	154,188	139,643
Accumulated other comprehensive income	2,659	2,878
Treasury stock at cost, 2,316,722 and 2,032,009 shares at June 30,
2002 and September 30, 2001, respectively	(27,636)	(19,797)
Total stockholders' equity	66,228	156,893
Total liabilities and stockholders' equity	$ 2,263,362	$ 2,325,664

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2002	2001
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 37,147	$ 42,409
Interest and dividends on investments	493	791
Other	110	236
Total interest income	37,750	43,436
INTEREST EXPENSE
Interest on deposits	9,444	14,353
Interest on borrowed money	7,745	10,797
Total interest expense	17,189	25,150
NET INTEREST INCOME	20,561	18,286
Provision for loan losses	1,472	1,350
Net interest income after provision for loan losses	19,089	16,936
OTHER INCOME
Net gain on sale of loans	728	559
Net gain (loss) on sale of investment and mortgage-backed securities	303	(3)
Brokerage fees	579	430
Commissions on insurance	2,193	1,309
Service charges and fees on deposit accounts	2,348	2,166
Loan servicing fees	400	489
Real estate operations, net	(100)	(74)
Other	1,287	972
Total other income	7,738	5,848
NON-INTEREST EXPENSE
Salaries and employee benefits	9,665	8,074
Occupancy costs	1,262	993
Marketing	487	402
Depreciation, amortization, rental and maintenance of equipment	1,261	1,130
FDIC insurance premiums	68	64
Other	3,020	2,971
Total non-interest expense	15,763	13,634
Income before income taxes	11,064	9,150
Income tax expense	3,987	3,228
NET INCOME	$ 7,077	$ 5,922

NET INCOME PER COMMON SHARE	$ 0.53	$ 0.44

NET INCOME PER COMMON SHARE DILUTED	$ 0.51	$ 0.43

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2002	2001
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 114,981	$ 127,731
Interest and dividends on investments	1,640	2,460
Other	262	836
Total interest income	116,883	131,027
INTEREST EXPENSE
Interest on deposits	31,535	42,551
Interest on borrowed money	23,305	37,353
Total interest expense	54,840	79,904
NET INTEREST INCOME	62,043	51,123
Provision for loan losses	4,488	3,475
Net interest income after provision for loan losses	57,555	47,648
OTHER INCOME
Net gain on sale of loans	2,719	1,202
Net gain on sale of investment and mortgage-backed securities	328	537
Brokerage fees	1,617	1,231
Commissions on insurance	7,189	3,036
Service charges and fees on deposit accounts	6,908	6,332
Loan servicing fees	1,383	1,520
Real estate operations, net	(417)	1,057
Other	3,041	2,781
Total other income	22,768	17,696
NON-INTEREST EXPENSE
Salaries and employee benefits	28,662	23,432
Occupancy costs	3,768	3,056
Marketing	1,297	1,134
Depreciation, amortization, rental and maintenance of equipment	3,595	3,354
FDIC insurance premiums	203	197
Other	9,545	8,533
Total non-interest expense	47,070	39,706
Income before income taxes	33,253	25,638
Income tax expense	11,864	9,051
NET INCOME	$ 21,389	$ 16,587

NET INCOME PER COMMON SHARE	$ 1.60	$ 1.24

NET INCOME PER COMMON SHARE DILUTED	$ 1.54	$ 1.21

The accompanying notes are an integral part of the statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30
	2002	2001
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 21,389	$ 16,587
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,926	2,657
Gain on sale of loans, net	(2,719)	(1,202)
Gain on sale of investments and mortgage-backed securities, net	(328)	(537)
Gain on sale of real estate owned, net	(80)	(1,054)
(Gain) loss on sale of property and equipment, net	(391)	29
Amortization of unearned discounts/premiums on investments	135	(11)
Decrease in deferred loan fees and discounts	(208)	(178)
Increase in accrued interest receivable and other assets	(30)	(11,777)
Provision for loan losses	4,488	3,475
Write down of real estate acquired in settlement of loans	49	-
Proceeds from sales of loans held for sale	263,914	168,451
Origination of loans held for sale	(266,625)	(160,431)
Decrease in accounts payable and other liabilities	(9,573)	(44)
Net cash provided by operating activities	12,947	15,965

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,247	1,000
Net (purchase) sale of investments available for sale	(5,343)	401
(Purchase) redemption of FHLB stock	(100)	2,225
Decrease (increase) in loans, net	12,228	(110,176)
Repayments on mortgage-backed securities	56,567	42,769
Purchase of mortgage-backed securities	(13,055)	-
Sales of mortgage-backed securities	8,250	26,442
Proceeds from the sales of real estate owned	1,596	6,184
Net purchase of office properties and equipment	(2,463)	(4,837)
Net cash provided by (used in) investing activities	59,927	(35,992)

FINANCING ACTIVITIES
Net increase in deposit accounts	16,110	106,499
Net repayments of FHLB advances	(10,000)	(68,500)
Decrease in securities sold under agreements to repurchase	(66,316)	(5,949)
Increase in other borrowed money	-	10,500
Decrease in advances by borrowers for taxes and insurance	(1,719)	(1,588)
Proceeds from exercise of stock options	2,848	912
Dividends paid	(6,844)	(6,205)
Treasury stock purchased	(7,839)	(293)
Net cash (used in) provided by financing activities	(73,760)	35,376
Net (decrease) increase in cash and cash equivalents	(886)	15,349
Cash and cash equivalents at beginning of period	97,554	63,992
Cash and cash equivalents at end of period	$ 96,668	$ 79,341

Supplemental disclosures:
Cash paid during the period for:
Interest	$ 58,437	$ 82,907
Income taxes	15,824	10,100
Loans foreclosed	1,903	1,898
Loans securitized into mortgage-backed securities	-	39,877
Unrealized net (loss) gain on securities available for sale, net of income tax	(219)	3,436

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected in future periods. This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

B.   EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended June 30,
	2002	2001
Weighted average number of common shares used in basic EPS	13,395,499	13,362,384
Effect of dilutive stock options	482,659	397,896
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,878,158	13,760,280

	Nine Months Ended June 30,
	2002	2001
Weighted average number of common shares used in basic EPS	13,395,324	13,342,107
Effect of dilutive stock options	459,530	350,277
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,854,854	13,692,384

C.  COMPREHENSIVE INCOME

Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the nine months ended June 30, 2002 and 2001 amounted to $21,170,000 and $20,023,000, respectively.

The Corporation's "other comprehensive income (loss)" for the nine months ended June 30, 2002 and 2001 and "accumulated other comprehensive income" as of June 30, 2002 and September 30, 2001 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the nine months ended June 30, 2002 and 2001 follows (in thousands):

	Nine Months Ended June 30,
	2002	2001
Unrealized holding (losses) gains arising during period, net of tax	$ (8)	$ 3,783
Less reclassification adjustment for gains included in net income,
net of tax	211	347
Net unrealized (losses) gains on securities, net	$ (219)	$ 3,436

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

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at June 30, 2002: an interest rate cap agreement, commitments to originate fixed-rate residential loans held for sale and forward sales commitments.

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

Accordingly, changes in time value of the interest rate cap are recognized in earnings and are included in interest expense in the income statement. Based on LIBOR rates at June 30, 2002, there are no amounts recorded in accumulated other comprehensive income for the interest rate cap as there was no intrinsic value.

The Company originates certain fixed-rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitments to originate fixed-rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed-rate conforming loans totaled $18.5 million at June 30, 2002. The fair value of these commitments was an asset of $262 thousand at June 30, 2002. The forward sales commitments totaled $32.6 million at June 30, 2002. The fair value of these commitments was a liability of $28 thousand at June 30, 2002.

G.  ACCOUNTING STANDARDS

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired. The Company did not make any adjustments to amortization periods during the three months ended December 31, 2001.

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

As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand. In the comparable three and nine month periods ended June 30, 2001, the amortization of goodwill totaled $54 thousand and $98 thousand, respectively. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand. In the comparable three and nine month periods ended June 30, 2001, the amortization of intangibles totaled $29 thousand and $51 thousand, respectively. During the three and nine month periods ended June 30, 2002, the amortization of intangibles approximated $75 thousand and $225 thousand, respectively. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand.

The amortization expense and net income of the Company for the quarters and nine months ended June 30, 2002 and June 30, 2001 follow:

Three Months Ended
June 30,
	2002	2001
Net Income	$ 7,077	$ 5,922
Goodwill amoritization, net of tax	-	35
Adjusted net income	$ 7,077	$ 5,957

Basic earnings per share	$ 0.53	$ 0.44
Goodwill amoritization, net of tax	-	-
Adjusted net income	$ 0.53	$ 0.44

Diluted earnings per share	$ 0.51	$ 0.43
Goodwill amoritization, net of tax	-	-
Adjusted net income	$ 0.51	$ 0.43

Nine Months Ended
June 30,
	2002	2001
Net Income	$ 21,389	$ 16,587
Goodwill amoritization, net of tax	-	64
Adjusted net income	$ 21,389	$ 16,651

Basic earnings per share	$ 1.60	$ 1.24
Goodwill amoritization, net of tax	-	0.01
Adjusted net income	$ 1.60	$ 1.25

Diluted earnings per share	$ 1.54	$ 1.21
Goodwill amoritization, net of tax	-	0.01
Adjusted net income	$ 1.54	$ 1.22

Capitalized mortgage servicing rights ("MSRs") totaled $9.8 million, $8.2 million and $7.2 million at June 30, 2002, September 30, 2001 and June 30, 2001, respectively. Amortization expense for MSRs totaled $449 thousand and $498 thousand for the three months ended June 30, 2002 and 2001, respectively. Amortization expense for MSRs totaled $1.2 million and $973 thousand for the nine months ended June 30, 2002 and 2001, respectively.

The estimated amortization expense for MSRs for the years ended September 30 are as follows: $1.7 million for 2002, $1.5 million for 2003, $1.3 million for 2004, $1.2 million for 2005, and $5.3 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.  Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended June 30, 2002 improved 19.5% to $7.1 million from net income of $5.9 million in the comparable quarter in 2001. Basic earnings per common share increased to $.53 for the current quarter compared to $.44 in the June 2001 quarter. On a diluted basis, earnings per common share increased to $.51 from $.43 in the comparable period. Net income during the June 30, 2002 quarter improved as a result of several factors, including a $2.3 million increase in net interest income and growth of $884 thousand in insurance commissions offset partially by higher operating costs and higher provision for loan losses. Gains on the sale of loans, investments and mortgage-backed securities increased $475 thousand in the June quarter over results one year ago. Other income in the June 2002 quarter also included a gain of approximately $487 thousand related to the sale of Company property in connection with the relocation of a retail branch facility. The primary increase in operating costs was a $1.6 million increase in salaries and employee benefits due partially to growth in insurance operations which added approximately $412 thousand in compensation and benefit costs on a comparative basis.

In the first nine months of fiscal 2002, First Financial earned $21.4 million compared with $16.6 million in the first nine months of fiscal 2001. Year-to-date earnings per common share and diluted earnings per common share improved to $1.60 and $1.54, respectively, compared with $1.24 and $1.21 in 2001.

A nonrecurring gain on the sale of real estate owned increased after tax income in the March, 2001 quarter and nine months ended June 30, 2001 by approximately $645 thousand, or $.05 per basic and diluted earnings per common share.

During the quarter ended March 31, 2002, the Company announced the adoption of a plan to consolidate its wholly-owned banking subsidiaries, First Federal and Peoples Federal, into one entity to operate under the name of "First Federal." Applications related to the consolidation have been filed with the regulators. The consolidation is expected to occur prior to the end of the fiscal year.

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

The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At June 30, 2002, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2002, commercial and retail loan commitments totaled $313.5 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $2.4 million at June 30, 2002. Unused business credit lines, which totaled $26.1 million at June 30, 2002, are generally for short-term borrowings. The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. Also see Note F to Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.3 billion at June 30, 2002. During the nine months ended June 30, 2002 assets decreased $62.3 million, or 3.6% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash, deposits in transit and interest-bearing deposits totaled $96.7 million at June 30, 2002. Investment balances increased in the current nine months by $3.1 million principally due to purchases exceeding maturities. The Company's balances in mortgage-backed securities decreased to $156.2 million, principally due to $56.6 million in repayments and $8.3 million sale of the mortgage-backed securities. The decrease was off set by a $13.1 million purchase of mortgage-backed securities.

Loans Receivable

Net loans receivable, including loans held for sale, totaled $1.9 billion at June 30, 2002, decreasing $13.2 million from September 30, 2001. Due principally to strong loan originations of fixed-rate, residential mortgage loans earmarked for sale into the secondary market, approximately $100 million more loans were originated and sold than the same period last year. The principal use of the Company's funds has traditionally been the origination of mortgage and other loans for its loan portfolio. The Company's net decrease in loan balances due to cash flows totaled $12.2 million during the nine months ended June 30, 2002. Approximately $266.6 million of single-family loans were also originated for sale in the secondary market during the nine months ended June 30, 2002. Sales of mortgage loans totaled $263.9 million in the first nine months of fiscal 2002.

 The following table summarizes the composition of the Company's gross loan portfolio, including loans in process (amounts in thousands):

	June 30, 2002	September 30, 2001	June 30, 2001
Residential (1-4 family)	$ 1,203,643	$ 1,239,806	$ 1,248,937
Other residential	42,311	50,195	54,226
Land and lots	78,081	90,186	91,590
Commercial real estate	139,579	132,116	131,901
Consumer	365,881	350,443	342,237
Commercial business	103,977	93,081	86,451
Total gross loans	$ 1,933,472	$ 1,955,827	$ 1,955,342

The Company continues to emphasize the origination of consumer and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $79.7 million at June 30, 2002. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $259.9 million as of June 30, 2002.

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

Asset Quality

The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	June 30, 2002	September 30, 2001	June 30, 2001
Non-accrual loans	$ 14,259	$ 8,547	$ 8,504
Loans 90 days or more delinquent (1)	39	25	26
Renegotiated loans	2,675	2,700	2,703
Real estate and other assets acquired in settlement of loans	3,922	3,337	2,644
Total	$ 20,895	$ 14,609	$ 13,877

As a percent of net loans and real estate owned	1.10%	0.77%	0.73%
As a percent of total assets	0.92%	0.63%	0.60%
(1) The Company continues to accrue interest on these loans.

Problem assets increased $6.3 million during the nine months ended June 30, 2002. The majority of the increase was in non-accrual loans, which increased $5.7 million. A significant portion of the increase was related to an increase in seriously delinquent residential real estate loans, which are collateral based loans and generally well-secured. Similar to other parts of the country, the markets served by the Company are experiencing a moderately slowing economy with higher bankruptcy filings and higher delinquency rates.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable losses existing in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based, among other factors, on a continuous review of the Company's loan portfolio, with particular emphasis on adversely classified loans.

Following is a summary of the reserve for loan losses for the nine months ended June 30, 2002 and June 30, 2001 (amounts in thousands):

	2002	2001
Balance at beginning of year	$ 15,943	$ 15,403
Provision charged to operations	4,488	3,475
Recoveries of loans previously charged-off	451	319
Loan losses charged to reserves	(4,703)	(3,311)
Balance at end of period	$ 16,179	$ 15,886

Net charge-offs totaled $4.3 million in the current nine months compared to $3.0 million in the comparable nine months in fiscal 2001. Consumer net charge-offs increased to $3.5 million compared with $2.5 million in the prior period. Real Estate and Commercial loan net charge-offs increased to $397 thousand and $362 thousand, respectively, in the current nine months, compared with $321 thousand and $182 thousand, respectively, in the nine months ended June 30, 2001. Annualized net charge-offs as a percentage of average net loans increased to .30% for the nine months ended June 30, 2002 from .21% in the nine months ended June 30, 2001. The Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans. As balances of these loans increase in the Company's loan portfolio, management expects the provision for loan losses and net charge-offs will increase.

The Company's impaired loans totaled $5.5 million at June 30, 2002, $2.2 million at September 30, 2001 and $2.9 million at June 30, 2001.  The increase in the current nine months is principally attributable to several slow speculative construction loans.

Deposits and Borrowings

 First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2002		September 30, 2001		June 30, 2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Checking accounts	$ 323,955	22.94%	$ 308,784	22.12%	$ 254,188	18.86%
Statement and other accounts	129,961	9.20	120,676	8.65	117,215	8.70
Money market account	314,649	22.29	220,802	15.82	223,528	16.58
Certificate accounts	643,330	45.57	745,523	53.41	752,863	55.86
Total deposits	$ 1,411,895	100.00%	$ 1,395,785	100.00%	$ 1,347,794	100.00%

Deposits increased $16.1 million during the nine months ended June 30, 2002, principally as a result of net deposits to checking accounts and money market accounts with an offset from decreases in certificate accounts. This growth in deposits along with less growth in loans has enabled the Company to reduce net borrowed funds by $76.3 million during fiscal 2002.

Stockholders' Equity

Stockholders' equity increased $9.3 million during the first three quarters of fiscal 2002 to total $166.2 million at June 30, 2002. The Company's capital ratio, total capital to total assets, was 7.34% at June 30, 2002, compared to 6.75% at September 30, 2001. During the nine months, the Company increased its dividend to stockholders to $.51 compared with $.465 per share in the first nine months of fiscal 2001. During the second quarter of this fiscal year, the Company announced an extension of its previously announced 600,000 share common stock repurchase program to September 30, 2002. Approximately 284 thousand shares of common stock have been repurchased under the program since inception through June 30, 2002 at a cost of approximately $7.8 million.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2002, both subsidiaries were categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

The following table summarizes the capital requirements for First Federal and Peoples Federal as well as their capital positions at June 30, 2002:

	First Federal		Peoples Federal
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 119,024	7.48%	$ 49,447	7.61%
Tangible capital requirement	23,868	1.50	9,745	1.50
Excess	$ 95,156	5.98%	$ 39,702	6.11%

Core capital	$ 119,024	7.48%	$ 49,447	7.61%
Core capital requirement	63,648	4.00	25,987	4.00
Excess	$ 55,376	3.48%	$ 23,460	3.61%

Risk-based capital(a)	$ 128,369	11.10%	$ 50,805	11.57%
Minimum risk-based capital requirement(a)	92,469	8.00	35,116	8.00
Excess(a)	$ 35,900	3.10%	$ 15,689	3.57%
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

The Company's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Associations at June 30, 2002, estimate that an additional $177 million of funding is available. At June 30, 2002, the Company has approximately $103.5 million of unpledged investments and mortgage-backed securities available for sale. These investments are available should deposit cash flows and other funding be reduced in any given period.

During the current nine months the Company experienced a net cash inflow from investing activities of $59.9 million, consisting principally of repayments of mortgage-backed securities of $56.6 million. Investing activities included purchases of $13.0 million of mortgage-backed securities and $5.3 million of investments. The Company experienced cash inflows of $12.9 million from operating activities and cash outflows of $73.8 million from financing activities. Financing activities consisted principally of $66.3 million decrease in securities sold under agreement to repurchase, decrease in advances of $10.0 million and deposit balances increasing $16.1 million during the first three quarters of the 2002 fiscal year.

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

The following table is a summary of First Financial's one year gap at June 30, 2002 (amounts in thousands):

June 30, 2002
Interest-earning assets maturing or repricing within one year	$ 825,854
Interest-bearing liabilities maturing or repricing within one year	1,257,484
Cumulative gap	$ (431,630)

Gap as a percent of total assets	(19.07% )

The Company's one year gap as a percent of total assets changed from (24.2%) to (19.1%) during the current nine months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. In addition, convertible advances are shown in the table at the earliest of potential call date or maturity date.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING JUNE 30, 2002 AND 2001

Net Interest Income

First Financial's net interest income for the three months ending June 30, 2002 was $20.6 million compared with $18.3 million for the comparable quarter in fiscal 2001. The gross interest margin increased from 3.08% during the quarter ended June 30, 2001 to 3.69% during the quarter ended June 30, 2002. The net yield on earning assets increased to 3.82% from 3.28% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market Committee ("FOMC") raised short-term interest rates in six stages totaling 175 basis points. Beginning in January 2001 and through the end of the December 2001 quarter, the FOMC reversed its course and cut interest rates 475 basis points. These actions have resulted in a more favorable interest rate environment for the operations of the Company. During the quarter ended June 30, 2002, there were no changes in short-term rates by the FMOC.

Because of the short-term nature of the Company's liability funding, recent declines in interest rates have beneficially affected the average cost of interest-bearing liabilities, leading to a decline of 140 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 79 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended June 30,
	2002		2001
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Loans and mortgage-backed securities	$ 2,086,200	7.12%	$ 2,160,966	7.85%
Investments and other interest-earning assets	65,983	3.58	65,673	6.27
Total interest-earning assets	$ 2,152,183	7.01%	$ 2,226,639	7.80%

Deposits	$ 1,424,089	2.66%	$ 1,326,843	4.34%
Borrowings	647,860	4.79	810,692	5.34
Total interest-bearing liabilities	$ 2,071,949	3.32%	$ 2,137,535	4.72%

Gross interest margin		3.69%		3.08%
Net interest margin		3.82%		3.28%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended June 30,
	2002 versus 2001
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (1,135)	$ (4,127)	$ (5,262)
Investments and other interest-earning assets	(22)	(402)	(424)
Total interest income	(1,157)	(4,529)	(5,686)
Interest expense:
Deposits	987	(5,896)	(4,909)
Borrowings	(2,022)	(1,030)	(3,052)
Total interest expense	(1,035)	(6,926)	(7,961)
Net interest income	$ (122)	$ 2,397	$ 2,275

Average balances of interest-earning assets decreased $74.5 million, or 3.3%, in the June 2002 quarter compared with the June 2001 quarter, contributing to a $1.2 million decrease in net interest income due to changes in volume. A corresponding decline of $65.6 million in average balances of interest-bearing liabilities resulted in a $1.0 million reduction in interest expense during the quarter. Coupled with changing average balances, an increase in the Company's gross interest spread from 3.08% in the June 2001 quarter to 3.69% in the June 2002 quarter increased net interest income by approximately $2.4 million. The Company's average cost of funds declined at a rate almost twice as fast as its average yield on earning assets. There can be no assurance that the Company's net margin will increase further based on the current spread between short and long-term treasury interest rates, the Company's current asset/liability structure and competitive forces within its markets.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses totaled $1.5 million, compared to $1.4 million during the same period in the previous year. Net charge-offs for the current quarter totaled $1.6 million compared with $1.1 million in the comparable quarter in fiscal 2001. Total loan loss reserves as of June 30, 2002 were $16.2 million, or .86% of the total net loan portfolio compared with $15.9 million, or .84% of the total net loan portfolio at June 30, 2001.

Other Income/Non-Interest Expenses

Total other income increased $1.9 million, or 32.3%, in the June 30, 2002 quarter compared to the June 30, 2001 quarter. Gains from the sales of loans held for sale totaled $728 thousand during the quarter as compared with $559 thousand for the same period a year ago.  The increase in gains on sales of loans in the current quarter and higher levels of gains in several previous quarters are directly attributable to the increased originations of fixed-rate mortgages and the level of mortgage refinances resulting from low mortgage loan interest rates. Should interest rates increase, the level of originations and refinances of fixed-rate mortgages may decline and gains on sales of such loans may be significantly lower than recent results. Fees on deposit accounts improved by 8.4% to $2.3 million in the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001. Commissions on insurance improved $.9 million, or approximately 67.5%, during the current quarter compared to the comparable quarter ended June 30, 2001. This increase was principally attributable to the acquisition of the operations in June 2001 of Kinghorn Insurance of Hilton Head, South Carolina. Other income increased $315 thousand during the current quarter as a gain of approximately $487 thousand related to the sale of Company property in connection with the relocation of a retail branch facility was recorded during the quarter.

Non-interest expense increased $2.1 million, or 15.6%, during the current quarter. Included in the increase in the current quarter are higher personnel costs of $1.6 million. This increase was principally due to the acquisition of Kinghorn Insurance and the staffing of additional retail offices.

Income Tax Expense

During the third quarter of fiscal 2002 and 2001 the Company's effective tax rate approximated 36.0% and 35.3%, respectively. The actual tax provision was $4.0 million and $3.2 million in the two periods.

COMPARISON OF OPERATING RESULTS

NINE MONTHS ENDING JUNE 30, 2002 AND 2001

Net Interest Income

First Financial's net interest income for the nine months ending June 30, 2002 of $62.0 million increased 21.4% over $51.1 million recorded in the comparable nine months in fiscal 2001. Growth in net interest income was primarily attributable to the decline in interest rates as this factor alone contributed $9.6 million, or 87.8%, of the increase. The gross interest margin increased to 3.67% from 2.87% in the prior nine months. The net margin also increased to 3.81% versus 3.09% in the nine months ended June 30, 2001.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Nine months Ended June 30,
	2002		2001
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,109,250	7.27%	$ 2,140,074	7.96%
Investments and other interest-earning assets	59,374	4.23	63,752	6.83
Total interest-earning assets	$ 2,168,624	7.18%	$ 2,203,826	7.93%

Deposits	$ 1,413,313	2.98%	$ 1,275,260	4.46%
Borrowings	673,707	4.62	836,551	5.97
Total interest-bearing liabilities	$ 2,087,020	3.51%	$ 2,111,811	5.06%

Gross interest margin		3.67%		2.87%
Net interest margin		3.81%		3.09%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Nine months Ended June 30,
	2002 versus 2001
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (717)	$ (12,033)	$ (12,750)
Investments and other interest-earning assets	(213)	(1,181)	(1,394)
Total interest income	(930)	(13,214)	(14,144)
Interest expense:
Deposit accounts	4,231	(15,247)	(11,016)
Borrowings	(6,488)	(7,560)	(14,048)
Total interest expense	(2,257)	(22,807)	(25,064)
Net interest income	$ 1,327	$ 9,593	$ 10,920

Provision for Loan Losses

During the nine months ended June 30, 2002 First Financial's provision for loan losses totaled $4.5 million compared with $3.5 million in the first three quarters of fiscal 2001. Net charge-offs for the current nine months totaled $4.3 million compared with $3.0 million in the comparable period in fiscal 2001. The increase in charge-offs was attributable to higher auto and other consumer loan losses.

Other Income/Non-interest Expense

Total other income improved $5.1 million, or 28.7%, in the current nine months. Major factors contributing to the net increase included improved gains on the sale of loans which increased $1.5 million, a $4.2 million increase in commissions on insurance off set by a decrease in real estate operations of $1.5 million. Increased gains on loan sales are attributable to higher loan originations of fixed-rate saleable products due to a reduction in market interest rates. The increase in commissions on insurance is the result of the purchase of Kinghorn Insurance in June 2001 and approximately $1.2 million of annual performance-based contingent payments received in March 2002. The decrease in real estate operations reflects a nonrecurring gain of $1.1 million on the sale of a commercial property recorded in the quarter ended March 31, 2001.  Brokerage fees also increased $386 thousand, or 31.4%, in the current nine months. A gain of approximately $487 thousand related to the sale of Company property in connection with the relocation of a retail branch facility was recorded during the nine months ended June 30, 2002.

Non-interest expense increased $7.4 million or 18.5% during the current nine months. The increase is attributable principally to higher personnel costs, higher occupancy costs and increased equipment expenses related to expansion of retail banking offices, and the purchase of Kinghorn Insurance.

Income Tax Expense

During the first nine months of fiscal 2002, the Company's effective tax rate was 35.7% compared with 35.3% in the prior period. The actual tax provision of $11.9 million resulted in an increase of $2.8 million in fiscal 2002 from the prior period.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

For a comprehensive discussion of regulatory and accounting issues, refer to "Regulatory and Accounting Issues" in the Company's 10-K for the fiscal year ending September 30, 2001.

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired. The Company did not make any adjustments to amortization periods during the three months ended December 31, 2001.

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

As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand. In the comparable three and nine months ended June 30, 2001, the amortization of goodwill totaled $54 thousand and $98 thousand, respectively. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $289 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand. In the comparable three and nine months ended June 30, 2001, the amortization of intangibles totaled $29 thousand and $51 thousand, respectively. During the three and nine months ended June 30, 2002, the amortization of intangibles approximated $75 thousand and $225 thousand, respectively. The Company expects to record amortization expense related to intangibles of $300 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2007 ranging from $250 thousand to $300 thousand.

Capitalized mortgage servicing rights ("MSRs") totaled $9.8 million, $7.7 million and $7.3 million at June 30, 2002, September 30, 2001 and June 30, 2001, respectively. Amortization expense for MSRs totaled $449 thousand and $498 thousand for the three months ended June 30, 2002 and 2001, respectively. Amortization expense for MSRs totaled $1.2 million and $973 thousand for the nine months ended June 30, 2002 and 2001, respectively.

The estimated amortization expense for MSRs for the years ended September 30 are as follows: $1.7 million for 2002, $1.5 million for 2003, $1.3 million for 2004, $1.2 million for 2005, andnone $5.3 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

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

On December 15, 1997, various plaintiffs filed an action against Peoples Federal and First Financial in the Court of Common Pleas for Charleston County, seeking unspecified damages, including treble damages, based upon a variety of causes of action, which arose out of alleged wrongful actions during the course of a foreclosure action brought by Peoples Federal against the plaintiffs in Georgetown County. This foreclosure action had resulted in a judicial sale held on January 5, 1998. By order dated December 28, 2000, the Circuit Court granted Peoples Federal's and First Financial's motion for Summary Judgment and dismissed all causes of action in their entirety. The plaintiffs appealed and that appeal was decided recently in the favor of Peoples Federal and First Financial.  We have received notice that the plaintiffs have filed for rehearing with the Court of Appeals.

On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federals' favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. The recent ruling was appealed by Peoples Federal on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. Briefs are expected to be concluded by fall, 2002. It is unlikely that the case will be decided within the next year. Peoples Federal intends to vigorously pursue this appeal.

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

As of June 30, 2002, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2001.

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

Reports on Form 8-K

On April 3, 2002, the Company filed a Form 8-K announcing that the Board of Directors authorized the extension of the expiration date of its current stock repurchase program to September 310, 2002.

On April 18, 2002, the Company filed a Form 8-K announcing the earnings release dated April 18, 2002, which included selected financial data for the quarter ended March 31, 2002 and for other selected periods.

On June 17, 2002, the Company filed a Form 8-K related to a press release filed on June 17, 2002, announcing that the U.S. Bankers Magazine, in releasing its performance rankings on the top 100 mid-sized banks and thrifts (Assets $1.8 billion to $5.0 billion), included First Financial as 21st.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 14, 2002	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST FINANCIAL HOLDINGS, INC.

The undersigned hereby certify, pursuant to Section 906 of the Sarvanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

    the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.
By:	/s/ A. Thomas Hood	By:	/s/ Susan E. Baham
	A. Thomas Hood		Susan E. Baham
	Chief Executive Officer		Chief Financial Officer

Dated: August 14, 2002