Form 10-K
period 2002-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2002-12-27
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:
September 30, 2002

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 30, 2002 there were issued and outstanding 13,159,915 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 13, 2002, was $324,799,862 (13,159,915 shares at $24.681 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PART I

Item 1.	Business	1
	General	1
	Discussion of Forward-Looking Statements	1
	Lending Activities	2
	Investment Activities	8
	Insurance Activities	10
	Sources of Funds	10
	Asset and Liability Management	12
	Subsidiary Activities of the Association	13
	Subsidiary Activities of the Company	14
	Competition	14
	Personnel	14
	Regulation	15

Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	21
Item 6.	Selected Consolidated Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69

	PART III

Item 10.	Directors and Executive Officers of the Registrant	70
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management	71
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Controls and Procedures	71

	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	75

PART I

ITEM 1. BUSINESS

GENERAL

First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"). Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal"), a former subsidiary, was consolidated into First Federal on August 30, 2002. The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. Insurance agency operations are conducted under another First Financial subsidiary, First Southeast Insurance Services, Inc. ("FSIns."). At September 30, 2002, First Financial had total assets of $2.3 billion, total deposits of $1.4 billion and stockholders' equity of $165.6 million.

First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the largest thrift institution in South Carolina based on asset size at September 30, 2002. First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 44 full retail branch sales offices located in the following counties: Charleston County (16), Berkeley County (2), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (11), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through its own subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities.

First Federal is a member of the Federal Home Loan Bank ("FHLB") System. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. The Association is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

The Association is subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Association's compliance with capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein and Note 16 of Notes to Consolidated Financial Statements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report. These forward-looking statements include, among others, statements regarding management's belief concerning the adequacy of the allowance for loan losses, the ability of the Company to meet its contractual commitments, management's belief with respect to the economic and interest rate environments and their impact on the Company, management's belief with respect to the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans and the expected impact on the Company of recent accounting pronouncements. In addition, certain statements in future filings by the

Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in the Annual Report. These factors include, but are not limited to: (i) changes in the levels of general interest rates, deposit interest rates, the net interest margin, and funding sources; (ii) the strength of the U.S. economy and the strength of the local economies in which the Company's operations are conducted; (iii) the ability of the Company to control costs and expenses; (iv) the ability of the Company to efficiently incorporate acquisitions into its operations; (v) the ability of the Company to successfully complete consolidation and conversion activities; (vi) the ability of the Company to offer competitive products and pricing; (vii) the ability of the Company to resolve outstanding credit issues and manage loan delinquency rates; (viii) costs and effects of litigation; (ix) the effect of changes in federal and state regulation; and (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

LENDING ACTIVITIES

General

The Company strives toward maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries. The table below shows the composition of the loan portfolio at the end of the past five years. At September 30, 2002, the Company's net loan portfolio totaled approximately $1.9 billion, or 83.0% of the Company's total assets. Since lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices. Management also emphasizes lending in the local markets served. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. However, the Company has, in recent periods, focused more on the origination of consumer and commercial business loans. In addition, the Company selectively originates non-residential real estate loans. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.

Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $78.4 million in fiscal 2002. In recent years the Company added second mortgage and mobile home lending programs on a correspondent basis, funding approximately $48.0 million of these types of originations during fiscal 2002.

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

Set forth below is selected data relating to the aggregate composition of the Company's loan portfolio on the dates indicated.

	September 30,
	2002		2001		2000		1999		1998
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollar amounts in thousands)
TYPE OF LOAN
Real estate:
1- to 4-family residential	$ 1,220,461	63.4%	$ 1,234,937	64.8%	$ 1,266,025	68.9%	$ 1,296,523	74.4%	$ 1,135,765	72.5%
Multi-family	39,255	2.0	50,195	2.6	48,937	2.7	46,254	2.6	43,161	2.7
Commercial real
estate and land	216,481	11.2	222,303	11.7	222,424	12.1	210,488	12.1	225,039	14.4
Commercial business loans	114,684	6.0	93,081	4.9	57,381	3.1	42,721	2.5	33,790	2.2
Consumer loans:
Home equity	157,477	8.2	145,146	7.6	121,993	6.6	86,764	5.0	73,961	4.7
Mobile homes	111,830	5.8	90,262	4.7	63,016	3.4	44,561	2.6	26,983	1.7
Credit cards	11,473	0.6	11,767	0.6	11,643	0.6	10,831	0.6	10,424	0.7
Other consumer loans	92,927	4.8	103,267	5.4	115,339	6.3	74,959	4.3	61,316	4.0
Total gross loans receivable	1,964,588	102.0	1,950,958	102.3	1,906,758	103.7	1,813,101	104.1	1,610,439	102.9
Allowance for loan losses	(15,824)	(0.8)	(15,943)	(0.8)	(15,403)	(0.8)	(14,570)	(0.8)	(12,781)	(0.8)
Loans in process	(23,832)	(1.2)	(28,755)	(1.5)	(51,658)	(2.8)	(55,409)	(3.2)	(32,360)	(2.1)
Deferred loan fees and
discounts	(104)	-	(927)	-	(1,200)	(0.1)	(972)	(0.1)	(258)	-
Loans receivable, net	$ 1,924,828	100.0%	$ 1,905,333	100.0%	$ 1,838,497	100.0%	$ 1,742,150	100.0%	$ 1,565,040	100.0%

The following table shows, at September 30, 2002, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Consolidated	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	Over Five to Ten Years	Over Ten to Fifteen Years	Over Fifteen Years	Total
	(in thousands)
Real estate mortgages:
Adjustable-rate	$ 12,170	$ 3,984	$ 1,015	$ 5,833	$ 25,366	$ 88,664	$ 688,987	$ 826,019
Fixed-rate	47,177	27,053	18,845	42,130	74,310	132,331	284,500	626,346
Consumer loans:
Adjustable-rate	157,041	131	240	574	1,436	667	-	160,089
Fixed-rate	24,412	8,220	14,188	21,934	36,825	19,490	88,549	213,618
Commercial business loans:
Adjustable-rate	49,473	4,330	4,084	6,464	663	-	-	65,014
Fixed-rate	24,138	7,591	7,516	10,153	272	-	-	49,670
Total	$ 314,411	$ 51,309	$ 45,888	$ 87,088	$ 138,872	$ 241,152	$ 1,062,036	$ 1,940,756

Residential Mortgage Lending

At September 30, 2002, the Company's real estate loans totaled approximately $1.5 billion, or 76.6% of net loans receivable. One- to four-family residential mortgage loans totaled $1.2 billion, or 82.7% of the Company's real estate loans and 63.4% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms generally ranging from 10 years to 30 years.

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

The Company originates residential mortgage loans with loan-to-value ratios up to 95%. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to certain guidelines which will permit the sale of these loans in the secondary market.

The Company offers various other residential lending programs, including bi-weekly mortgage loans and two-step mortgage loans originated principally for first-time homebuyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves.

The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. Residential construction loans totaled $64.2 million at September 30, 2002. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. The Company also offers lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2002, the Company's commercial real estate portfolio totaled $140.0 million, or 7.3% of total net loans. Its multi-family portfolio totaled $39.3 million, or 2.0% of total net loans. Loans made with land as security totaled $76.5 million, or 4.0% of total net loans. In recent years the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition and development projects and placed greater emphasis on single-family real estate lending.

Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, the loans are adjustable in interest and the rate is fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans may vary but will not exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As these loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period.

Commercial and multi-family mortgage lending generally involves greater risk than single-family lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than single-family lending. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Company's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial and multi-family loans may be subject, to a greater extent than single-family property loans, to adverse conditions in the economy.

Consumer Lending

Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Association had lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $373.7 million at September 30, 2002, or 19.4% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $157.5 million, or 42.1% of all consumer loans. Mobile home loans comprise $111.8 million, or 29.9% of consumer loans. Other consumer loans primarily consist of loans secured by boats, automobiles and credit cards.

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

The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. Most of the Company's commercial business loans to date have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate. Some loans have fixed interest rates determined at the time of commitment. At September 30, 2002, the Company's commercial business loans outstanding were $114.7 million, which represented 6.0% of total net loans receivable.

Loan Sales and Servicing

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank ("FHLB") of Atlanta, the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 2002, the Company was servicing loans for others in the amount of $877.5 million.

Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $353.7 million in fiscal 2002, $237.1 million in fiscal 2001 and $48.4 million in fiscal 2000.

Risk Factors

Certain risks are inherent with loan portfolios containing commercial real estate, multi-family, commercial business and consumer loans. While these types of loans provide benefits to the Company's asset/liability management programs and reduce exposure to interest rate changes, such loans may entail significant additional credit risks compared to residential mortgage lending. Commercial real estate and multi-family loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local or regional real estate market or in the general economy.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible, and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Construction loans also involve additional risks because loan funds are advanced upon the security of the project under construction.

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

Mobile home lending involves additional risks due to higher loan to value ratios usually associated with such loans. Mobile home lending may also involve higher loan amounts than other types of consumer loans. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

The Association's permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2002, First Federal's lending limits under this restriction was $27.3 million. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Association may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Association is not placed in a more detrimental position than if it had held the asset. At September 30, 2002, the largest aggregate amount of loans by First Federal to any one borrower, including related entities, was approximately $15.5 million. All of these loans were performing according to their respective terms at September 30, 2002.

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

An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those assets characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted.

When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $16.2 million in assets as substandard as of September 30, 2002.

The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $8.6 million of assets designated "special mention," $430 thousand of assets designated as "doubtful" and $323 thousand of assets designated as "loss" as of September 30, 2002.

Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

For further discussion of the Company's problem assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position - - Asset Quality," and Note 6 of Notes to Consolidated Financial Statements contained in Item 8 herein.

INVESTMENT ACTIVITIES

The Association is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company and the Association within policies established by the Company's and the Association's Boards of Directors.

At September 30, 2002, the Company's investment and mortgage-backed securities portfolio totaled approximately $170.6 million, which included stock in the FHLB of Atlanta of $29.8 million. Investment securities include U.S. Government and agency obligations, corporate bonds and mutual funds approximating $7.3 million. Mortgage-backed securities totaled $133.6 million as of September 30, 2002. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 3 and 4 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

Objectives of the investment policies of the Company are achieved through investing in U.S. Government, federal agency, corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of the Company and the Association. Investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee which executes investment policy. The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

As a member of the FHLB System, the Association is required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System." The stock of the FHLB of Atlanta is redeemable at par value.

Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities rated in one of the three highest categories by two nationally recognized investment rating services.

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

The following tables set forth the carrying value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta), maturities and average yields at September 30, 2002. The fair value of the Company's investment and mortgage-backed securities portfolio (excluding stock in the FHLB of Atlanta) was $140.9 million on September 30, 2002.

Investment and Mortgage-backed Securities Portfolio
	As of September 30,
	2002		2001		2000
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Held to Maturity:	(in thousands)
State and local government obligations	$ -	$ -	$ -	$ -	$ 249	$ 255
Mortgage-backed securities	-	-	-	-	19	21
Total securities held to maturity	$ -	$ -	$ -	$ -	$ 268	$ 276

	As of September 30,
	2002		2001		2000
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Available for Sale:	(in thousands)
U.S. Treasury and U.S. Government
agencies and corporations	$ 2,246	$ 2,281	$ 2,251	$ 2,264	$ 3,241	$ 3,247
Corporate debt and other securities	4,278	4,174	2,499	2,440	2,331	2,301
Mutual funds	830	830	1,555	1,555	370	370
Mortgage-backed securities	129,855	133,568	203,397	208,153	249,450	247,076
Total securities available for sale	$ 137,209	$ 140,853	$ 209,702	$ 214,412	$ 255,392	$ 252,994

Maturity and Yield Schedule as of September 30, 2002
	Amortized Cost	Weighted Average Yield
	(dollar amounts in thousands)
U.S. Treasury and U.S. Government agencies and corporations:
After 1 but within 5 years	$ 2,246	2.87%
	2,246	2.87
Corporate debt and other securities:
Within 1 year	775	-
After 1 but within 5 years	987	2.66
After 5 but within 10 years	249	6.98
After 10 years	2,267	2.83
	4,278	2.52
Mutual funds
Within 1 year	830	1.85
	830	1.85
Mortgage-backed securities
Within 1 year	288	7.02
After 1 but within 5 years	2,334	5.98
After 5 but within 10 years	12,685	5.92
After 10 years	114,548	5.40
	129,855	5.46
	$ 137,209	5.31%

INSURANCE ACTIVITIES

FSIns. and its subsidiaries, Kinghorn Insurance Services, Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina. FSIns. operates through nine offices, six located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office in Columbia, South Carolina. Total revenues for fiscal 2002 were $9.6 million and consist principally of commissions paid by insurance companies. Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Substantially all contingency income, which totaled $1.3 million in fiscal 2002, is received in the first calendar quarter of each year.

Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns.' customers. In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates. Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns.

Through its relationship, First Federal markets FSIns.'s insurance products and services to First Federal customers. Additionally, First Federal employees refer retail and business customers to FSIns. for their insurance needs.

SOURCES OF FUNDS

Deposits have historically been the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and mortgage-backed securities and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. FHLB advances and short-term borrowings provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

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

The Association is subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and competitive factors. The Asset and Liability Committee of the Association meets frequently and makes changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability, generally lower cost than other funding and the ability to provide fee income through service charges and cross-sales of other services.

The Association's deposits are obtained primarily from residents of South Carolina. Management estimates that less than 3% of deposits at September 30, 2002, are obtained from customers residing outside of its market area in South Carolina and North Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers with access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also provides access through telephone voice response systems and through Internet banking. Management believes the Company enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies. The Company also emphasizes the promotion of savings programs for children and teens.

Jumbo Certificates of Deposit

The Company does not rely significantly on large denomination time deposits. The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2002. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Maturity Period	At September 30, 2002
(in thousands)
Three months or less	$ 22,818
Over three through six months	13,105
Over six through twelve months	11,085
Over twelve months	2,571
Total	$ 49,579

Borrowings

The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta serves as the Company's primary borrowing source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions. Advances must be fully collateralized and limits are established for the Association. Currently the Association has been granted an advance limit of 35% of assets by the FHLB of Atlanta.

At September 30, 2002, the Company had advances totaling $577 million from the FHLB of Atlanta at an average rate of 4.99%. At September 30, 2002, the maturity of the Association's FHLB advances ranged from one to eight years.

For more information on borrowings, see Note 11 of Notes to Consolidated Financial Statements contained in Item 8 herein.

During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line. The rate on the funding line is based on LIBOR. During fiscal 2000, the line was increased to $35.0 million. At September 30, 2002, $26.8 million was outstanding under this agreement with a weighted average rate of 3.82%. The loan is subject to a 10% principal reduction annually beginning in September 2003, with a final maturity of September 2012. Other borrowings at September 30, 2002 also include loans totaling $157,000 with another bank secured by vehicles.

The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2002	2001	2000
	(dollar amounts in thousands)
Weighted Average Rate Paid On (at end of period):
FHLB advances	4.99%	4.90%	6.38%
Securities sold under agreements to repurchase	-	3.66	6.73
Bank line of credit	3.82	5.58	8.63
Maximum Amount of Borrowings Outstanding (during period):
FHLB advances	$ 701,000	$ 803,500	$ 795,500
Securities sold under agreements to repurchase	66,316	99,210	73,943
Bank line of credit	26,750	23,750	12,250
Approximate Average Amount of Short-term Borrowings
With Respect To:
FHLB advances	633,553	728,100	706,551
Securities sold under agreements to repurchase	5,434	66,385	57,138
Bank line of credit	23,758	17,928	9,645
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	4.70%	5.75%	6.10%
Securities sold under agreements to repurchase	2.92	5.31	6.26
Bank line of credit	4.12	7.04	8.35

ASSET AND LIABILITY MANAGEMENT

Market Risk

Market risk is the risk of economic loss resulting from adverse changes in market prices and rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Interest Rate Sensitivity Analysis Table. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Liquidity." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management." This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2002, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would decrease net interest income over a twelve-month period by 6.19% and increase net portfolio value by 6.13%. According to OTS instructions, due to the current historically low level of market interest rates, modeling a 200 basis point decline in rates was deemed unrealistic and not performed. However, based on internal calculations, a 100 basis point decline in rates would decrease net interest income over a twelve-month period by 1.18% and decrease net portfolio value by 5.05% in the same period.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 2002. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Expected Maturity/Principal Repayments at September 30,
	Average Rate	2003	2004	2005	2006	2007	Thereafter	Cost	Fair Value
Interest-sensitive assets:	(dollar amounts in thousands)
Loans receivable	7.13%	$ 481,207	$ 360,905	$ 270,679	$ 203,009	$ 152,257	$ 456,771	$ 1,924,828	$ 1,974,962
Mortgage-backed securities	5.46	32,464	24,348	18,261	13,696	10,272	30,814	129,855	133,568
Investments and other
interest-earning assets	2.22	10,799		987			2,516	14,302	14,233
FHLB Stock	5.25						29,750	29,750	29,750
Interest-sensitive liabilities:
Checking accounts	0.74	76,771	41,829	28,444	19,342	13,152	27,949	207,487	207,487
Savings accounts	1.51	23,188	17,609	17,609	11,485	11,471	55,037	136,399	136,399
Money Market accounts	1.85	251,101	17,482	17,482	8,328	8,328	15,130	317,849	317,849
Certificate accounts	3.77	431,726	78,231	86,839	10,183	46,690	4,851	658,520	672,153
Borrowings	4.93	117,000	100,000	210,000			176,907	603,907	646,345

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

SUBSIDIARY ACTIVITIES OF THE ASSOCIATION

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

First Reinsurance

First Reinsurance was incorporated in 1998 as the holding company for First Southeast Reinsurance, Inc., a company also organized in 1998 and domiciled in Vermont. First Southeast Reinsurance reinsures mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by the Association.

First Southeast Fiduciary and Trust

First Southeast Fiduciary and Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Association. Assets under management totaled $61.4 million at September 30, 2002.

SUBSIDIARY ACTIVITIES OF THE COMPANY

First Southeast Insurance Services

First Southeast Insurance Services, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased. In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal. During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001 and Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina, in 2002.

First Southeast Investor Services

First Southeast Investor Services, incorporated in South Carolina, has been a NASD-registered broker dealer since 1998.  First Southeast Investor Services offers a variety of investment products and services in strategically located offices throughout First Financial's market area.

COMPETITION

First Federal was the largest savings association headquartered in South Carolina at September 30, 2002, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

The Company's competition for real estate and other loans comes principally from commercial banks, other thrift institutions, mortgage-banking companies, insurance companies, developers, tract builders and other institutional lenders. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided borrowers, developers, real estate brokers, and home builders.

PERSONNEL

As of September 30, 2002, the Company had 763 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

REGULATION

As a federally chartered and federally insured thrift institution, the Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Association is regularly examined by federal regulators and files periodic reports concerning its activities and financial condition. In addition, the Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents.

Federal Regulation of Savings Associations

Office of Thrift Supervision

The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2002 was $421,000.

Federal Home Loan Bank System

The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Association, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its advances (borrowings) from the FHLB of Atlanta. First Federal is in compliance with this requirement with an investment in FHLB of Atlanta stock of $29.8 million at September 30, 2002.

Among other benefits, the FHLB of Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

Federal Deposit Insurance Corporation

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.70 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prompt Corrective Action

The federal banking agencies have implemented, by regulation, a system of prompt corrective action for all insured depository institutions. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At September 30, 2002, First Federal was categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein.

Standards for Safety and Soundness

The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the OTS may require the Association to submit to it an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Qualified Thrift Lender Test

The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 2002, the Association was in compliance with the QTL test.

Capital Requirements

Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

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

See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements of First Federal.

Limitations on Capital Distributions

OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.

OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, the regulation utilizes a three-tiered approach permitting various levels of distributions based primarily upon a savings association's capital level.

The Association currently meets the criteria to be designated Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital at the beginning of the calendar year less any distributions previously paid during the year.

Regulation of the Company

The Company is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to a serious risk to the subsidiary savings association.

The Company is subject to certain restrictions under the Home Owners Loan Act ("HOLA") and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

a)     repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

b)     provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

c)     broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

d)     provided an enhanced framework for protecting the privacy of consumer information;

e)     adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

f)      modified the laws governing the implementation of the CRA; and

g)     addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

The USA Patriot Act

In response to the terrorist events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

●  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

●  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

●  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

●  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

● audit committees;

● certification of financial statements by the chief executive officer and the chief financial officer;

● the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

● a prohibition on insider trading during pension plan black out periods;

● disclosure of off-balance sheet transactions;

● a prohibition on personal loans to directors and officers;

● expedited filing requirements for Form 4s;

● disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

● "real time" filing of periodic reports;

● the formation of a public accounting oversight board;

● auditor independence; and

● various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 2440 Mall Drive, North Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's Operations Center. First Federal owns 32 of its branch offices, including its home office at 34 Broad Street in downtown Charleston. A substantial portion of its home office is now leased and approximately 50% of its offices in Beaufort County are also leased to others. The remaining 12 branch offices are leased properties on which First Federal has constructed banking offices. All of the leases include various renewal or purchase options. A regional operations center is also located in Conway, South Carolina. Approximately 65% of the building is leased to others.

First Southeast Insurance Services, Inc. and its affiliates lease space for certain insurance agency operations in Charleston, Lake City, Myrtle Beach, Hilton Head, Bluffton, Ridgeland and Columbia, South Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities. The Association also owns land purchased for potential future branch locations.

The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

At September 30, 2002, the total book value of the premises and equipment owned by the Company was $33.5 million. Reference is made to Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 7 for further details on the Company's properties.

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

On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. The recent ruling was appealed by Peoples Federal on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. The appeal is fully briefed by both parties and is awaiting action by the Court of Appeals, which may or may not schedule oral argument for sometime in 2003. First Federal, as successor to Peoples Federal, intends to continue to pursue this appeal vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Prices and Dividends:

				Cash Dividend
		High	Low	Declared
2002:
	First Quarter	$ 25.64	$ 20.93	$ 0.170
	Second Quarter	27.86	23.10	$ 0.170
	Third Quarter	32.75	26.74	$ 0.170
	Fourth Quarter	32.49	25.73	$ 0.170

2001:
	First Quarter	$ 19.69	$ 15.00	$ 0.155
	Second Quarter	21.75	17.75	$ 0.155
	Third Quarter	23.73	19.05	$ 0.155
	Fourth Quarter	26.45	20.70	$ 0.155

The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD." As of September 30, 2002, there were approximately 2,441 stockholders of record.

The Company has paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 15 times with the most recent dividend paid in November 2002, at $.19 per share. Cash dividends per share totaled $.68, $.62 and $.56 for fiscal 2002, 2001 and 2000, respectively. These dividends per share amounted to 32.38%, 36.69% and 37.58% of basic net income per common share, respectively.

Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Association's ability to pay dividends to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	At or For the Year Ended September 30,
	2002	2001	2000	1999	1998
	(dollar amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$ 154,026	$ 173,277	$ 161,642	$ 140,832	$ 136,345
Interest expense	71,342	102,908	98,888	80,394	81,689
Net interest income	82,684	70,369	62,754	60,438	54,656
Provision for loan losses	(5,888)	(4,975)	(2,745)	(2,765)	(2,405)
Net interest income after provision for loan losses	76,796	65,394	60,009	57,673	52,251
Other income	30,959	24,918	18,310	15,314	13,357
Non-interest expense	(63,944)	(55,143)	(47,884)	(43,280)	(40,158)
Income tax expense	(15,659)	(12,610)	(10,507)	(10,400)	(8,571)
Net income before extraordinary loss	28,152	22,559	19,928	19,307	16,879
Extraordinary loss on retirement of debt (1)					(340)
Net income	$ 28,152	$ 22,559	$ 19,928	$ 19,307	$ 16,539

Per Common Share
Net income before extraordinary loss	$ 2.10	$ 1.69	$ 1.49	$ 1.44	$ 1.24
Net income before extraordinary loss, diluted	2.04	1.64	1.47	1.40	1.20
Extraordinary loss					(0.02)
Extraordinary loss, diluted					(0.03)
Net income	2.10	1.69	1.49	1.44	1.22
Net income, diluted	2.04	1.64	1.47	1.40	1.17
Book value	12.55	11.71	10.35	9.43	9.16
Dividends	0.68	0.62	0.56	0.48	0.42
Dividend payout ratio	32.38%	36.69%	37.58%	33.33%	34.43%

Core Earnings (2)
Net income before extraordinary loss	$ 28,152	$ 22,559	$ 19,928	$ 19,307	$ 16,879
Investors merger related expenses					210
Core income	$ 28,152	$ 22,559	$ 19,928	$ 19,307	$ 17,089

Core Earnings Per Share (2)
Basic:
Net income before extraordinary loss	$ 2.10	$ 1.69	$ 1.49	$ 1.44	$ 1.24
Investors merger related expenses					0.02
Core income	$ 2.10	$ 1.69	$ 1.49	$ 1.44	$ 1.26
Diluted:
Net income before extraordinary loss	$ 2.04	$ 1.64	$ 1.47	$ 1.40	$ 1.20
Investors merger related expenses	-	-	-	-	0.01
Core income	$ 2.04	$ 1.64	$ 1.47	$ 1.40	$ 1.21

SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	At or For the Year Ended September 30,
	2002	2001	2000	1999	1998
	(dollar amounts in thousands, except per share amounts)
At September 30,
Assets	$ 2,264,674	$ 2,325,664	$ 2,256,511	$ 2,070,752	$ 1,839,708
Loans receivable, net	1,924,828	1,905,333	1,838,497	1,742,150	1,565,040
Mortgage-backed securities	133,568	208,153	247,095	181,245	148,630
Investment securities and FHLB stock	37,035	39,409	45,492	37,743	40,412
Deposits	1,440,271	1,395,785	1,241,295	1,219,848	1,164,440
Borrowings	603,907	715,066	828,022	677,241	504,942
Stockholders' equity	165,648	156,893	137,851	125,881	125,163
Number of offices	44	44	40	38	36
Full-time equivalent employees	763	719	638	611	576

Selected Ratios:
Return on average equity	17.29%	15.27%	15.21%	15.38%	13.97%
Return on average assets	1.23	0.98	0.91	0.99	0.90
Core return on average equity	17.29	15.27	15.21	15.38	14.43
Core return on average assets	1.23	0.98	0.91	0.99	0.93
Gross interest margin	3.69	3.00	2.77	2.99	2.84
Net interest margin	3.82	3.20	2.99	3.22	3.10
Efficiency ratio	56.29	58.76	59.45	57.23	59.00
Average equity as a percentage of average assets	7.10	6.40	5.99	6.42	6.48

Asset Quality Ratios:
Allowance for loan losses to net loans	0.82%	0.84%	0.84%	0.84%	0.82%
Allowance for loan losses to nonperforming loans	129.77	141.44	178.65	202.08	177.76
Nonperforming assets to loans and real estate
and other assets acquired in settlement of loans	0.78	0.77	0.79	0.74	0.83
Nonperforming assets to total assets	0.67	0.63	0.64	0.62	0.71
Net charge-offs to average loans	0.31	0.24	0.11	0.06	0.11

(1)	Loss on retirement of First Financial's 9.375% senior notes, net of income tax benefit of $173.
(2)	Core earnings represents net income before extraordinary loss exclusive of after-tax expenses related to the Investors Savings Bank pooling.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The information presented in the following discussion of financial results of First Financial is largely indicative of the activities of its operating subsidiary, First Federal, which comprises the substantial majority of the consolidated net income, revenues and assets of the Company. During the year ended September 30, 2002, the Company consolidated its previously owned subsidiary, Peoples Federal into First Federal. The following discussion should be read in conjunction with the Selected Consolidated Financial Data contained in Item 6 of this report and the Consolidated Financial Statements and accompanying notes contained in Item 8 of this report.

First Financial achieved earnings of $28.2 million in fiscal 2002, increasing 24.8% from $22.6 million in fiscal 2001. Basic and diluted earnings per share in 2002 improved to $2.10 and $2.04, respectively, compared with $1.69 and $1.64, respectively, in 2001. Net income was $19.9 million in 2000. Basic and diluted earnings per share totaled $1.49 and $1.47 in 2000, respectively. Net earnings resulted in a return on average equity of 17.29%,

15.27% and 15.21% for the three years ended September 30, 2002, respectively. The return on average assets for the three years ended September 30, 2002 was 1.23%, .98% and .91%, respectively.

First Financial's earnings increased in fiscal 2002 due to several factors. First, the Company's net interest margin improved to 3.82% in fiscal 2002 from 3.20% in fiscal 2001, leading to a $12.3 million increase in net interest income. Secondly, non-interest revenues increased $6.0 million, or 24.2%, over fiscal 2001 due principally to growth in revenues from insurance services, banking fees and increased loan sales. Offsetting these increases was an $8.8 million increase in non-interest expense, due principally to additional insurance operations acquired and normal growth due to the level of business activity.

First Financial's net income increased $2.6 million in fiscal 2001, or approximately 13.2%, over fiscal 2000. Growth in net income was principally attributable to expansion of net interest income, as average net interest margins increased substantially. Another important factor in fiscal 2001 was the $6.6 million, or 36.1%, increase in non-interest revenues over fiscal 2000.

On September 17, 2001, First Financial announced that its Board of Directors had authorized the repurchase of up to 600,000 shares of First Financial's common stock. Approximately 441,000 shares were repurchased under the program in fiscal 2002 with a total of approximately 477,500 shares purchased under the plan since its inception. The plan expired on September 30, 2002. The Board of Directors authorized a new stock repurchase program on October 24, 2002 to acquire up to 650,000 shares, or 4.9%, of the Company's common stock.

Critical Accounting Policy

First Financial's accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, First Financial considers its policy regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy since it requires a significant degree of management judgment. First Financial has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's Allowance and related matters, see "-- Financial Position -- Allowance for Loan Losses."

Acquisitions

During fiscal 2002, First Financial acquired Johnson Insurance Associates, Inc. ("Johnson Insurance"), a full-service independent insurance agency located in Columbia, South Carolina, specializing primarily in commercial insurance lines. The Company also acquired Benefit Administrators, Inc. ("Benefit Administrators"), an affiliated company providing third party administrative services for self-insured health insurance plans. This acquisition occurred on August 12, 2002. This transaction was accounted for as a purchase of stock with 1.5 months of Johnson Insurance's operations included in fiscal 2002 results.

On May 31, 2001, the Company acquired the Hilton Head, Bluffton and Ridgeland operations of the Kinghorn Insurance Agency, a full-service independent insurance agency specializing primarily in retail insurance lines. These operations are included under Kinghorn Insurance Services, Inc. ("Kinghorn"), a subsidiary of First Southeast Insurance Services. The transaction was accounted for as a purchase of assets with four months of Kinghorn's operations included in fiscal 2001 results.

During fiscal 2000, First Financial acquired the operations of Associated Insurors, Inc. of Myrtle Beach, South Carolina ("Associated Insurors"), a full-service insurance agency, specializing in commercial insurance lines. The transaction was accounted for as a purchase of assets with four months of operations included in fiscal 2000 results.

One of the stated long-term objectives of the Company is diversification of its revenue sources. Increasingly, the Company has sought to achieve this objective through either the purchase of insurance agencies or assets of insurance agencies. The Company also believes these acquisitions present significant cross-sales opportunities and provide the Company with the ability to offer an expanded menu of products to customers.

National and Economic Events

As fiscal 2002 began, the nation was in a recession. The Federal Reserve Open Market Committee ("FOMC") cut interest rates during the first quarter, reducing the Federal Funds rate to 1.75% by December 31, 2001. This cut was the last of 11 rate cuts by the FMOC after the longest peacetime economic expansion in United States history came to an end in fiscal 2001. The uncertainty surrounding the terrorist attacks of September 11, 2001 likely resulted in prolonging the nation's recession for several more months. The extent and duration of the economic impact from the attacks are not quantifiable but likely have affected consumer confidence and the financial activities of retail and business customers during fiscal 2002. As a response to protecting the country from terrorist activities, the nation also experienced increased deployment of the military as a deterrent to future terrorist activities. During fiscal 2002, the national economy continued to experience very slow levels of growth in a number of key economic indicators amid these national events. Recently, in November 2002 the FOMC reduced the Fed Funds rate another 50 basis points to 1.25%. Rates are now at historically low levels.

During the year the economy was also affected by another 12 months of lower returns and expectations of the equity markets. The Company believes lower short-term interest rates in fiscal 2002 had a positive effect on reductions in the average cost of funds. The shape of the yield curve, recovering significantly from the flat to inverted curve during a substantial portion of fiscal 2001, also benefited the Company's net interest margins.

Management continues to believe that First Financial's markets generally have performed better than national markets, including times of recession.

Financial Position

At September 30, 2002, First Financial's assets totaled $2.3 billion, declining slightly, by 2.6%, or $61.0 million, from September 30, 2001. The decline in assets was principally attributable to declines of $74.6 million in mortgage-backed securities, $9.7 million in cash and cash equivalents and $8.6 million in net loans receivable offset partially by growth of $28.1 million in loans held for sale. Average assets decreased .56% during the year and average interest-earning assets decreased by 1.8%. Lower market interest rates in fiscal 2002 led to increased fixed-rate residential loan originations. Agency-qualifying fixed-rate mortgage loan originations are normally sold by the Company, increasing loans sales substantially in fiscal 2002. As deposit inflows also improved, the Company reduced its reliance on wholesale funding sources, leading to a net reduction in borrowings of $111.2 million, or 15.5%, during fiscal 2002.

At September 30, 2001, First Financial's assets also totaled $2.3 billion, increasing 3.1%, or $69.2 million, from September 30, 2000. Net asset growth was principally attributable to growth in net loans receivable, which increased $66.8 million during 2001, and growth in cash and cash equivalents of $33.6 million. Average interest-earning assets increased by 5.0% in 2001. Borrowings also were reduced in fiscal 2001 by $113.0 million due to better deposit cash flows.

Investment Securities and Mortgage-backed Securities

At September 30, 2002, available for sale securities totaled $140.9 million compared to $214.4 million at September 30, 2001. As market interest rates declined in fiscal 2002, prepayment of the mortgage-backed securities portfolio increased dramatically.

The primary objective of the Company in its management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities. The Association is required to maintain an adequate amount of liquidity to ensure safe and sound operations. The Association has maintained balances in short-term investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential direction of market interest rate changes.

Loans Receivable

Loans comprise the major portion of interest-earning assets of the Company, accounting for 89.1% and 85.9% of average interest-earning assets in fiscal 2002 and fiscal 2001, respectively. Compared with balances on September 30, 2001, net loans receivable declined slightly during fiscal 2002. Loans held for sale increased $28.1 million to $40.5 million at September 30, 2002. Real estate loan originations were higher in fiscal 2002 than in fiscal 2001 due principally to the effect of lower market interest rates. Loan growth, however, slowed due to more sales of agency-qualifying residential loans. During fiscal 2001, the Company's loan portfolio grew by 3.6%. Consumer loans grew to $373.7 million at September 30, 2002, increasing $23.3 million, or 6.6% from September 30, 2001. The Company's manufactured housing portfolio increased $21.6 million, or 23.9%, during fiscal 2002. The Company's home equity loan balances also increased $12.3 million, or 8.5%, in fiscal 2002. Commercial loans increased $21.6 million, or 23.2% during the fiscal year ended September 30, 2002. The Company continues to emphasize growth in consumer lending and commercial business lending.

The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, mobile home and other consumer loans, credit card receivables and commercial business loans. The Company believes the change in percentages of consumer and commercial loans and a lower percentage of single- family mortgage loans has had a positive effect of the overall yield of the loan portfolio. However, these loans generally have higher credit risks than single-family residential loans, another factor in the growth in consumer loan net charge-offs during recent years.

Asset Quality

The Company believes it maintains a conservative philosophy regarding its lending mix as well as its underwriting guidelines. The Company also maintains loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of the Association. The majority of the Company's loan originations are in coastal South Carolina and North Carolina and inland in Florence, South Carolina.

The largest component of loan growth during fiscal 2002 has been in consumer loans. The largest percentage increase in loan growth was attributable to commercial business loans. Both of these categories of loans are expected to have higher charge-off rates than generally experienced with residential loans.

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

Problem Assets

	At September 30,
	2002	2001	2000	1999	1998
	(dollar amounts in thousands)
Non-accrual loans	$ 11,860	$ 8,547	$ 5,881	$ 4,466	$ 2,647
Accruing loans 90 days or more delinquent	29	25	29	20	50
Renegotiated loans	305	2,700	2,712	2,724	4,493
Real estate and other assets acquired in settlement of loans	2,913	3,337	5,895	5,685	5,871
	$ 15,107	$ 14,609	$ 14,517	$ 12,895	$ 13,061

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	0.78%	0.77%	0.79%	0.74%	0.83%
As a percent of total assets	0.67	0.63	0.64	0.62	0.71
Allowance for loan losses as a percent of problem loans	129.77	141.44	178.65	202.08	177.76
Net charge-offs to average loans outstanding	0.31	0.24	0.11	0.06	0.11

Problem assets were $15.1 million at September 30, 2002, or .67% of assets and .78% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2001, problem assets were $14.6 million, or .63% of assets and .77% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual increased to $11.9 million at September 30, 2002 from $8.5 million in fiscal 2001. The increase was primarily related to an increase in more severely delinquent residential mortgage and consumer loans. Renegotiated loans declined by $2.4 million in fiscal 2002 to $305 thousand. The Company negotiated with the borrowers to accept a discounted payoff of two long-term problem credits. Real estate and other assets in settlement of loans declined to $2.9 million from $3.3 million at September 30, 2001.

Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses

The Allowance is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. Management reviews the adequacy of the Allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

The methodology for assessing the adequacy of the Allowance establishes both an allocated and an unallocated component. The allocated component of the Allowance for loans is based principally on current loan grades and historical loss rates. For consumer loans, it is based on loan payment status and historical loss rates.

The unallocated component of the Allowance represents the results of analyses that estimate probable losses inherent in the portfolio that are not fully captured in the allocated allowance. These analyses include industry concentrations, model imprecision and the estimated impact of current economic conditions on historical loss rates. We continually monitor trends in loan portfolio qualitative and quantitative factors, including trends in the levels of past due, criticized and nonperforming loans. The trends in these factors are used to evaluate the reasonableness of the unallocated component.

To determine the adequacy of the Allowance and the need for potential changes to the Allowance, a formal analysis is completed quarterly to assess the risk with in the loan portfolio. This assessment includes analyses of historical performance, past due trends, the level of nonperforning loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information. Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system. The resulting conclusions are reviewed and approved by senior management.

The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb losses in the loan portfolio.

Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of the Company.

The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination.

The Allowance totaled $15.8 million and $15.9 million, or .84% of loans held for investment, at September 30, 2002 and 2001, respectively. During fiscal 2002, First Financial reduced the Allowance by $119,000 as a consequence of reductions in classified assets, changes in the composition of loans, higher balances of loans held for sale or sold during the year and the level of charge-offs. The Allowance to nonperforming loans ratio was 1.30 times and 1.41 times at September 30, 2002 and September 30, 2001, respectively. Nonperforming loans increased to $12.2 million as of September 30, 2002 from $11.3 million at September 30, 2001. See "-- Asset Quality" above. Our analysis of

Allowance adequacy includes an impairment analysis for each nonperforming commercial loan. Based on the current economic environment and other factors, management believes that the Allowance at September 30, 2002 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

The following two tables set forth the changes in the Allowance and an allocation of the Allowance by loan category at the dates indicated. Total net loan charge-offs increased to $6.0 million in 2002 from $4.4 million in 2001. Net real estate loan charge-offs totaled $1.1 million in 2002 compared with net charge-offs of $320,000 in 2001. Consumer loan net charge-offs were $4.5 million in 2002 compared with $3.9 million in 2001. Consumer loan charge-offs increased due to growth in consumer loans and a continuation of higher net charge-off rates on auto loans and mobile homes. Underwriting standards were tightened in late fiscal 2001 on certain auto lending programs. The Company expects the charge-off rate to be lower in the future on this sector of its portfolio. Commercial business loan net charge-offs were $362,000 in 2002 compared with $249,000 in net charge-offs in 2001. Charge-off levels are expected to remain above historical levels. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Allowance for Loan Losses

	At or For the Year Ended September 30,
	2002	2001	2000	1999	1998
	(dollar amounts in thousands)
Balance, beginning of period	$ 15,943	$ 15,403	$ 14,570	$ 12,781	$ 12,103
Loans charged-off:
Real estate loans	1,121	377	338	122	981
Commercial business loans	432	273	62	46	122
Consumer loans	5,071	4,282	1,992	1,428	1,427
Total charge-offs	6,624	4,932	2,392	1,596	2,530
Recoveries:
Real estate loans	16	57	21	245	159
Commercial business loans	70	24	47	82	407
Consumer loans	531	416	412	293	237
Total recoveries	617	497	480	620	803
Net charge-offs	6,007	4,435	1,912	976	1,727
Provision for loan losses	5,888	4,975	2,745	2,765	2,405
Balance, end of period	$ 15,824	$ 15,943	$ 15,403	$ 14,570	$ 12,781

Balance as a percent of net loans:	0.82%	0.84%	0.84%	0.84%	0.82%

Net charge-offs as a percent of average net loans:
Real estate loans	0.08%	0.02%	0.02%	(0.01)%	0.06%
Commercial business loans	0.35	0.33	0.03	(0.09)	(0.85)
Consumer loans (1)	1.25	1.17	0.60	0.58	0.75
Total net loans	0.31	0.24	0.11	0.06	0.11

(1) Consumer loans include home equity lines of credit

	At September 30,
	2002	2001	2000	1999	1998
	(dollar amounts in thousands)
Allowance for loan losses applicable to:
Real estate loans	$ 8,276	$ 5,477	$ 6,374	$ 8,456	$ 8,753
Commercial business loans	1,684	2,475	1,883	2,079	1,087
Consumer loans	5,470	7,991	7,146	4,035	2,941
Unallocated	394
Total	$ 15,824	$ 15,943	$ 15,403	$ 14,570	$ 12,781

Percent of loans to total net loans:
Real estate loans	75.0%	77.3%	80.4%	85.5%	87.1%
Commercial business loans	5.9	4.7	3.0	2.3	2.1
Consumer loans	19.1	18.0	16.6	12.2	10.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a lesser source of funding. The Company has set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers. New commercial business products have been developed and the Company proactively seeks development of business relationships. During fiscal 2002, the Company emphasized a focus on growing core deposits, particularly money market, checking and other such products with the goal of reducing its cost of funds.

The Company's total deposits increased $44.5 million during the year ended September 30, 2002. First Financial's deposit composition at September 30, 2002 and 2001 is as follows:

	At September 30,
	2002		2001
	Balance	Percent of Total	Balance	Percent of Total
	(dollar amounts in thousands)
Checking accounts	$ 327,503	22.74%	$ 308,784	22.12%
Statement and other accounts	136,399	9.47	120,676	8.65
Money market accounts	317,849	22.07	220,802	15.82
Certificate accounts	658,520	45.72	745,523	53.41
Total deposits	$ 1,440,271	100.00%	$ 1,395,785	100.00%

Long term national and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. While deposits remain a primary, highly stable source of funds for the Company, deposits had started to decline in prior fiscal years as a percentage of liabilities. Management believes that conditions in fiscal 2002 and fiscal 2001 were more favorable for deposit growth. Factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows recently. Core deposits grew by $131.5 million in fiscal 2002, or 20.2%, while higher costing consumer certificate of deposit balances declined by $87.0 million, or 11.7%. As of September 30, 2002, deposits as a percentage of liabilities were 68.6% compared with 64.4% at September 30, 2001. The Company expects to maintain a significant portion of its deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus affect the Company's future net margins. The Company's average cost of deposits at September 30, 2002 was 2.38% compared with 3.79% at September 30, 2001.

Borrowings

Borrowings declined $111.2 million during the current year to $603.9 million as of September 30, 2002. Borrowings as a percentage of total liabilities were approximately 28.8% at the end of 2002 compared with 33.0% at the end of fiscal 2001. Borrowings from the FHLB of Atlanta declined $48.0 million, reverse repurchase agreements declined $66.3 million and other short-term borrowings increased $3.2 million.

The Company's average cost of FHLB advances, reverse repurchase agreements and other borrowings increased from 4.81% at September 30, 2001 to 4.94% at September 30, 2002. During the year the Company also extended the average maturity of FHLB advances to reduce interest rate risk. Approximately $117 million in FHLB advances mature within one year. Other advances are subject to call during the next 12 months but, based on the current market interest rates, such calls will likely not be exercised by the FHLB.

Capital Resources

Average shareholders' equity was $162.9 million during fiscal 2002, or 7.1% of average assets, increasing from 6.4% during 2001. The Consolidated Statement of Stockholders' Equity and Comprehensive Income contained in Item 8 herein details the changes in stockholders' equity during the year. The principal reason for the increase in average equity to average assets during the current period is due to the retention of net income. Total equity capital increased from $156.9 million at September 30, 2001 to $165.6 million at September 30, 2002. The Company's capital ratio of total capital to total assets, was 7.31% at September 30, 2002 compared to 6.75% at September 30, 2001. The Company's tangible capital ratio at September 30, 2002 was 6.69% compared with 6.32% at September 30, 2001.

Recent stock repurchases included the purchase of 506,000 shares of common stock in fiscal 2002, approximately 57,000 shares of common stock in fiscal 2001 and 94,000 shares of common stock in fiscal 2000. The dollar amount of such purchases totaled $14.3 million in fiscal 2002, $1.2 million in fiscal 2001 and $1.3 million in fiscal 2000.

During fiscal 2002, the Company's cash dividend payout was 32.4% of per share earnings compared with a payout ratio of 36.7% in 2001. The Company recently increased its cash dividend by 11.8% to $.76 per share on an annual basis, effective with the payment during November 2002 to shareholders.

The Association is required to meet the regulatory capital requirements of the OTS, which currently include several measures of capital. Under current regulations, First Federal meets all requirements including those to be categorized as well-capitalized under risk-based capital guidelines. Current capital distribution regulations of the OTS allow the greatest flexibility to well-capitalized institutions.

Asset and Liability Management

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

The Company, working principally through the Asset and Liability Committee of the Association, has established policies and monitors results to control interest rate risk. The Company utilizes measures such as static gap, which is the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance sheet mix assumptions.

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

Interest Rate Sensitivity Analysis at September 30, 2002
	Interest Rate Sensitivity Period
	3 Months	4-6 Months	7-12 Months	13 Months- 2 years	Over 2 Years	Cost
Interest-earning assets:	(dollar amounts in thousands)
Loans (1)	$ 332,160	$ 116,993	$ 229,091	$ 188,610	$ 1,073,902	$ 1,940,756
Mortgage-backed securities	73,072	8,399	5,206	1,375	41,803	129,855
Interest-earning deposits, investments and FHLB stock	39,510	1,000	-	2,246	1,296	44,052
Total interest-earning assets	444,742	126,392	234,297	192,231	1,117,001	2,114,663
Interest-bearing liabilities:
Deposits:
Checking accounts (2)	19,193	19,193	38,385	41,829	88,887	207,487
Savings accounts (2)	5,797	5,797	11,594	19,246	93,965	136,399
Money market accounts	317,849	-	-	-	-	317,849
Certificate accounts	82,557	59,388	214,776	140,646	161,153	658,520
Total deposits	425,396	84,378	264,755	201,721	344,005	1,320,255
Borrowings (3)	88,750	25,000	30,000	100,157	360,000	603,907
Total interest-bearing liabilities	514,146	109,378	294,755	301,878	704,005	1,924,162
Current period gap	$ (69,404)	$ 17,014	$ (60,458)	$ (109,647)	$ 412,996	$ 190,501

Cumulative gap	$ (69,404)	$ (52,390)	$ (112,848)	$ (222,495)	$ 190,501

Percent of total assets	(3.06%)	(2.31%)	(4.98%)	(9.82%)	8.41%

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

Based on the Company's September 30, 2002 static gap position, in a one-year time period $805 million in interest-sensitive assets will reprice and approximately $918 million in interest-sensitive liabilities will reprice or are subject to call. This current static gap position results in a negative mismatch of $113 million, or 5.0% of assets. The Company's static gap position one year ago was a negative 24.2% of assets. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities, which are expected to be significant in the upcoming fiscal year, based on the current level and direction of market interest rates. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized. After applying the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectations at call dates of certain FHLB advances, the Company estimates it has a positive one-year gap position of 7.32% of assets at September 30, 2002.

During the past five years the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index. Under current lower levels of market interest rates, the pace of prepayments has increased on these types of loans as consumers lock into longer-term fixed-rate loans. During the fiscal year ended September 30, 2002, the Company purchased $32.8 million of hybrid loans originated in the Northeast to allow for additional portfolio growth as expectations of prepayments increased.

Under normal economic conditions, a negative gap would normally suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would normally occur when an institution is positively gapped. As market interest rates declined during fiscal 2002 the Company's negative gap position was a factor in increasing the net interest margin. It may be difficult to quantify expectations when interest rates are at very low levels, as we are currently experiencing. With market interest rates at the lowest levels in many years, further declines may not result in the magnitude of change in asset and liability pricing experienced under more historical market conditions and would actually be expected to adversely affect the Company's net interest margin because core deposit accounts may have already priced to potential floor levels. It is unlikely that the Company will have the ability to adjust core deposit rates to the extent suggested by the most recent 50 basis point decline in market interest rates, although loans may gradually decline in reaction to certain market indices.

During fiscal 2001 as compared with fiscal 2000, lower interest rates and a steeper yield curve resulted in expansion in the Company's net interest margin and improvement in interest sensitivity.

Derivatives and Hedging Activities

Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. Effective October 1, 2000, with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company began recognizing all derivatives as either assets or liabilities on the consolidated balance sheet and reporting these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting.

By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

At September 30, 2002, the fair value of derivative assets totaled $1.8 million and was related to commitments to originate fixed rate loans held for sale and forward sales commitments. The Company's derivative and hedging activities are discussed in further detail in Item 8, Note 15 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described blow. At September 30, 2002 and 2001, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments

Lending commitments include loan commitments, standby letters of credit and unused business credit card lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2002, commercial and retail loan commitments totaled $61.9 million. Standby letters of credit totaled $1.9 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $268.9 million at September 30, 2002, are generally for short-term borrowings.

First Financial applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 15 to the Consolidated Financial Statements for additional information regarding lending commitments.

Derivatives

In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Item 8, Note 15 to Consolidated Financial Statements for additional information regarding derivatives.

Liquidity

The desired level of liquidity for the Company is determined by management in conjunction with the Asset/Liability Committee of the Association. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans and the Committee's assessment of the Association's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, reverse repurchase agreements and sales of securities and loans held for sale.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. The table below summarizes future contractual obligations as of September 30, 2002.

Contractual Obligations
	At September 30, 2002
	Payments Due by Period
	(dollar amounts in thousands)
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
	(in thousands)
Certificate accounts	$ 431,726	$ 78,231	$ 86,839	$ 56,873	$ 4,851	$ 658,520
Borrowings	117,000	100,000	210,000	-	176,907	603,907
Operating leases	1,569	1,388	584	670	385	4,596
Total contractual obligations	$ 550,295	$ 179,619	$ 297,423	$ 57,543	$ 182,143	$ 1,267,023

The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Association, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester Counties and a significant share of deposits in the Georgetown, Horry and Florence Counties. As a new entrant into Beaufort County, South Carolina and to Brunswick County, North Carolina, the Company holds a small but growing market share. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products.

Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, the Association has back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for the Association of approximately $793 million at September 30, 2002, based on its current approved cap. Should it be desired, the Association may request an increase in the cap level up to 40% of assets, subject to standard lending policies in effect at the FHLB.

During 2002, the Company experienced a net cash inflow from investing activities of $76.2 million, consisting principally of $30.5 million in proceeds of sales of mortgage-backed securities and $56.6 million in repayments to mortgage-backed securities offset partially by purchases of $13.1 million. Significant operating activities of the Company included $377.1 million of residential loans originated for sale with sales of $353.7 million. Based on a net increase in deposits of $44.5 million, higher payments and prepayments of mortgage-backed securities and slower growth in loans due to sales, the Company reduced other borrowing sources by $111.2 million during the year ended September 30, 2002.

Proceeds from the sale of loans of $353.7 million in 2002 increased significantly from $237.1 million in 2001. Based on recent asset/liability management objectives, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 2002 and it anticipates volume may be strong due to declining market interest rates and their likely effect on fixed-rate loan originations. Current interest rate levels have pushed loan origination rates down to a level not experienced in several decades. Management is concerned with its ability to maintain its long-term growth objectives when a high percentage of current fixed-rate single family originations are being sold into the secondary market. The Company may increase its holdings of investments and mortgage-backed securities during future periods should loan portfolio growth slow dramatically.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Association, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2002, First Financial had cash reserves and existing marketable securities of $2.1 million compared with $2.3 million at September 30, 2001.

The Association's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. Such distributions may also depend on the Association's ability to meet minimum regulatory capital requirements in effect during the period. Current OTS regulations permit institutions meeting certain capital requirements and subject to "normal supervision" to pay out 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval. The Association is currently subject to "normal supervision" as to the payment of dividends.

Results of Operations

Net Interest Income

The largest component of operating earnings for the Company is net interest income. One of the Company's strategic initiatives has been to reduce the Company's reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $82.7 million in fiscal 2002 compared with $70.4 million in fiscal 2001 and $62.8 million in fiscal 2000. Net interest income represented approximately 73% of the gross income of First Financial in fiscal 2002 compared with 74% in fiscal 2001 and 77% in fiscal 2000. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income. The absolute level of market interest rates also significantly affects the Company's ability to quickly react to balance sheet changes.

Net interest income increased by 17.5% to $82.7 million in fiscal 2002. This followed an increase of 12.1% in fiscal 2001 and 3.8% in fiscal 2000. The increase in fiscal 2002 was principally as a result of a slower decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As short-term market interest rates declined, the Company's interest-sensitive liabilities repriced to an average cost of 3.43% from an average cost of 4.87% in fiscal 2001. Average yields declined to 7.12% in fiscal 2002 from 7.87% in fiscal 2001. The Company's success in growing core deposit balances by $44.5 million also contributed to the dramatic decline in the Company's cost of funds in fiscal 2002. The Company's net interest margin increased in fiscal 2002 to 3.82% from 3.20% in fiscal 2001.

Economic conditions, market interest rates and competitive pressures in fiscal 2001 were less challenging than in fiscal 2000 when the Federal Reserve was moving interest rates to higher levels to combat the threat of higher growth in inflation. The Company's average cost of interest-bearing liabilities declined to 4.87% in fiscal 2001 from 4.94% in fiscal 2000. Average yields on interest-earning assets increased from 7.71% in fiscal 2000 to 7.87% in fiscal 2001.

As the table below illustrates, for the year ended September 30, 2002 the net interest margin increased to 3.82% compared to 3.20% in fiscal 2001. The net interest margin also increased to 3.20% in 2001 from 2.99% in fiscal 2000.

The Company's net interest margin may be affected by many factors. Competition for deposit funds within the Company's markets ranges from many well-established national and regional banks and large credit unions to many smaller local banks. The general level and direction of interest rates and national monetary policy also can affect consumer deposit patterns and thus affect the Company's ability to utilize retail sources of funds. Management believes that conditions in fiscal 2002 and fiscal 2001 were much more favorable for deposit growth than in fiscal 2000. Expansion into new markets such as Hilton Head and declining stock market returns may have factored into the substantial growth in deposits in fiscal 2001, which continued at favorable levels in fiscal 2002. Fiscal 2000 was a very challenging year for retail deposit pricing. Late in calendar year 1999, many banks perceived the need to gather additional liquidity related to public concerns over the transition to the Year 2000. Many competitors developed special certificate of deposit products with higher interest rates to attract funds. Higher retail certificate of deposit pricing did not abate as expected after the first of the year and continued to affect the repricing of deposits, leading to higher average deposit costs for 2000. The demand for funds to originate loans required the Company to utilize other sources of funds, particularly FHLB borrowings.

Average Yields and Rates
	Year Ended September 30,
	2002			2001			2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollar amounts in thousands)
Interest-earning assets:
Loans (1)	$ 1,928,250	$ 142,198	7.37%	$ 1,891,528	$152,695	8.07%	$ 1,839,607	$ 144,177	7.84%
Mortgage-backed securities	173,510	9,354	5.39	248,454	16,443	6.62	202,256	13,414	6.63
Investment securities	44,170	2,144	4.85	45,153	3,132	6.94	42,084	3,207	7.62
Other interest-earning assets (2)	17,100	330	1.93	17,133	1,007	5.88	13,293	844	6.35
Total interest-earning assets	2,163,030	154,026	7.12	2,202,268	173,277	7.87	2,097,240	161,642	7.71
Non-interest-earning assets	130,792			104,520			88,795
Total assets	$ 2,293,822			$ 2,306,788			$ 2,186,035
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$ 333,470	1,116	0.33	$ 255,648	2,134	0.84	$ 203,103	805	0.40
Savings accounts	125,069	2,222	1.78	115,854	2,677	2.31	120,805	2,836	2.35
Money market accounts	277,869	7,827	2.82	191,345	7,754	4.05	181,130	7,088	3.91
Certificate accounts	680,857	29,289	4.30	736,266	43,668	5.93	723,999	40,658	5.62
Total deposits	1,417,265	40,454	2.85	1,299,113	56,233	4.33	1,229,037	51,387	4.18
FHLB advances	633,553	29,751	4.70	728,100	41,891	5.75	706,551	43,119	6.10
Other borrowings	29,192	1,137	3.89	84,313	4,784	5.67	66,783	4,382	6.56
Total interest-bearing liabilities	2,080,010	71,342	3.43	2,111,526	102,908	4.87	2,002,371	98,888	4.94
Non-interest-bearing liabilities	50,939			47,523			52,642
Total liabilities	2,130,949			2,159,049			2,055,013
Stockholders' equity	162,873			147,739			131,022
Total liabilities and
stockholders' equity	$ 2,293,822			$ 2,306,788			$ 2,186,035
Net interest income/gross margin		$ 82,684	3.69%		$ 70,369	3.00%		$ 62,754	2.77%
Net yield on average
interest-earning assets			3.82%			3.20%			2.99%
Percent of average interest-
earning assets to average
interest-bearing liabilities			103.99%			104.30%			104.74%
(1)	Average balances of loans include non-accrual loans.
(2)	This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated Statements of Financial Condition contained in Item 8 herein.

The Company's weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During 2002, the average yield on interest-earning assets declined by 75 basis points while the average rate paid on average interest-bearing liabilities declined by 144 basis points, thereby leading to a significant improvement in the gross interest margin. Average interest-earning assets decreased $39.2 million in fiscal 2002.

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and due to rate.

Rate/Volume Analysis
	Year Ended September 30,			Year Ended September 30,
	2002 versus 2001			2001 versus 2000
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollar amounts in thousands)
Interest income:
Loans	$ 2,918	$ (13,415)	$ (10,497)	$ 4,153	$ 4,365	$ 8,518
Mortgage-backed securities	(4,436)	(2,653)	(7,089)	3,132	(103)	3,029
Investment securities	(63)	(925)	(988)	171	(246)	(75)
Other interest-earning assets	(2)	(675)	(677)	250	(87)	163
Total interest income	(1,583)	(17,668)	(19,251)	7,706	3,929	11,635
Interest expense:
Deposit accounts
Checking accounts	531	(1,549)	(1,018)	253	1,076	1,329
Savings accounts	202	(657)	(455)	(112)	(47)	(159)
Money market accounts	2,873	(2,800)	73	407	259	666
Certificate accounts	(3,091)	(11,288)	(14,379)	707	2,303	3,010
Total deposits	515	(16,294)	(15,779)	1,255	3,591	4,846
Borrowings	(7,503)	(8,284)	(15,787)	2,329	(3,155)	(826)
Total interest expense	(6,988)	(24,578)	(31,566)	3,584	436	4,020
Net interest income	$ 5,405	$ 6,910	$ 12,315	$ 4,122	$ 3,493	$ 7,615

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 2002 the Company's provision expense was $5.9 million compared with $5.0 million in fiscal 2001 and $2.7 million in fiscal 2000. The provision was higher in fiscal 2002 and fiscal 2001 than in fiscal 2000 principally as a result of higher consumer loan charge-offs as a result of planned expansion of the base and incremental changes in components of the loan portfolio offset by significant reductions in classified credits. As a result of these actions, the allowance for loan losses was $15.8 million and $15.9 million at September 30, 2002 and 2001, respectively, and represented .84% of net loans held for investment at the end of both fiscal 2002 and 2001.

Net charge-offs in fiscal 2002 totaled $6.0 million, or .31% of average net loans, compared with $4.4 million in fiscal 2001, or .24% of average net loans. Net loan charge-offs of $1.9 million in 2000 resulted in charge-offs to average loans of .11%. Charge-offs increased in all three fiscal periods due to increases increasing levels of consumer loans, higher bankruptcies and higher charge-offs of auto and mobile home loans.

Other Income

Other income increased by $6.0 million, or 24.2%, in fiscal 2002 to $31.0 million from $24.9 million in fiscal 2001. Principal increases in fiscal 2002 included higher commissions on insurance, increasing $4.7 million, and improved net gains on loan sales, increasing $2.3 million. Insurance revenues grew from expansion of activities through the acquisition of additional agency operations. Insurance revenues are now the single largest source of annual revenues and growth in revenues in fiscal 2002 was principally attributable to the inclusion of Kinghorn for a full year versus four months in fiscal 2001. Contingent performance-based insurance revenues totaled approximately $1.3 million in fiscal 2002, comprising 13.0% of insurance revenues. Gains from loan sales were attributable to increased originations and sales of fixed-rate single-family loans as a result of much lower interest rates throughout the year.

Although revenues from non-banking activities have expanded in recent years, another significant component of other income remains service charges and fees on deposit accounts. Comprising 30.2% of other income in fiscal 2002, 34.1% of other income in fiscal 2001 and 41.5% in fiscal 2000, respectively, service charges and fees on deposit accounts improved to $9.3 million from $8.5 million in fiscal 2001. The 10.1% increase in 2002 was directly attributable to sales efforts to grow checking accounts and expansion of business checking relationships. During the prior year, expanded numbers of accounts, new retail sales office locations and product/pricing enhancements contributed to the 11.8% increase in fees on deposit accounts.

Loan servicing fees were reported at $934,000 in fiscal 2002, declining by $997,000 from fiscal 2001. Revenues declined principally due to an impairment reserve of $879,000 against the carrying value of originated mortgage servicing rights. Prepayment speeds increased dramatically in fiscal 2002 due to the historically low level of interest rates. The Company incurred a loss of $593,000 from real estate operations in fiscal 2002. Income from real estate operations improved to $863,000 in fiscal 2001 from $377,000 in fiscal 2000. The improvement in fiscal 2001 was principally related to the sale of a commercial property for a gain of approximately $1.0 million in the second quarter of fiscal 2001.

Other income increased by $6.6 million in fiscal 2001, or 36.1%, compared with fiscal 2000. Strong growth in other income was achieved during 2001 from higher loan sales revenues, from dramatically improved insurance revenues and from the gain on the sale of a commercial property. Growth in insurance revenues was attributable principally to the purchase of Kinghorn in May of 2001 and Associated Insurors operations in June 2000.

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

	Year Ended September 30,
	2002		2001		2000		1999		1998
	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets
	(dollar amounts in thousands)
Salaries and employee benefits	$ 38,696	1.71%	$ 32,520	1.41%	$ 28,008	1.28%	$ 25,625	1.31%	$ 22,263	1.22%
Occupancy costs	5,076	0.22	4,195	0.18	3,738	0.17	3,203	0.16	3,316	0.18
Marketing	1,712	0.07	1,759	0.08	1,579	0.07	1,316	0.07	1,264	0.07
Depreciation, amortization, rental and maintenance of equipment	4,929	0.22	4,537	0.20	3,914	0.18	3,328	0.17	2,717	0.15
FDIC insurance premiums	265	0.01	261	0.01	406	0.02	728	0.04	709	0.04
Other	13,266	0.59	11,871	0.51	10,239.47		9,080	0.46	9,572	0.52
Core expenses	63,944	2.82	55,143	2.39	47,884	2.19	43,280	2.21	39,841	2.18
Merger-related expenses									317	0.02
Total non-interest expense	$ 63,944	2.82%	$ 55,143	2.39%	$ 47,884	2.19%	$ 43,280	2.21%	$ 40,158	2.20%

Comparison of Non-Interest Expense

Total non-interest expense increased $8.8 million, or 16.0%, in fiscal 2002. Salaries and employee benefits increased 19.0% to $38.7 million in fiscal 2002, primarily as a result of the addition of staffing costs related to Kinghorn for a full year versus only four months in fiscal 2001, the addition of the Johnson Insurance, additional staffing needs for branch expansion and higher commission and incentive payments related to the level of business activity. The largest component of non-interest expense, salaries and employee benefits, increased $4.5 million, or 16.1%, to $32.5 million in fiscal 2001. Staffing for four additional retail sales offices, increases in incentive compensation payments, the addition of insurance operations of Kinghorn for a portion of fiscal 2001 and operations of Associated Insurors for the full year all factored into the increase. Significantly higher health insurance costs were also incurred as a result of the repricing of health insurance plans effective January 2001.

In fiscal 2002, occupancy costs increased 21% to $5.1 million due principally to additional leased operations at the insurance agencies. Equipment costs also increased 8.6%, or $392,000, during fiscal 2002, following a similar increase of $623,000, or 15.9% in fiscal 2001 compared with fiscal 2000. In fiscal 2001, occupancy costs increased 12.2% to $4.2 million while equipment expenses increased 15.9% to $4.5 million. These increases are attributable to a higher number of banking and insurance offices in fiscal 2002 and 2001. In addition, First Financial has invested heavily in new technology in recent fiscal years. Such investments include imaging systems, improved voice response technology, lending and deposit platform system enhancements, branch office automation systems and telecommunication upgrades. Most recently, the Company signed a contract with Jack Henry as its new core banking software provider. The conversion to the new system is expected to occur in the third quarter of fiscal 2003. Costs were also marginally higher in fiscal 2002 as the Company worked to complete the systems consolidation of the operations of First Federal and Peoples Federal into one operating unit.

Other expenses in fiscal 2002 totaled $13.3 million compared with $11.9 million in fiscal 2001. In fiscal 2000, other expenses totaled $10.2 million. The amortization of intangibles associated with insurance agency acquisitions totaled $306,000 in fiscal 2002 compared with $113,000 in fiscal 2001. The amortization of goodwill totaled $216 thousand in fiscal 2001 with no corresponding amortization in fiscal 2002. Higher professional fees and other expenses were incurred in fiscal 2002 and fiscal 2001 and increased levels of business activity, including the additional insurance operations, resulted in higher operating expense. During fiscal 2002, the Company incurred expenses of approximately $350 thousand related to the settlement of litigation.

The Company's efficiency ratio was 56.3% in fiscal 2002, 58.8% in fiscal 2001 and 59.5% in fiscal 2000. Management continues to target lower expense ratios as an important strategic goal of the Company. During the last two years, the Company has increased its acquisitions of companies that generate higher levels of non-interest revenues. Insurance agencies typically have higher efficiency ratios than traditional banking operations. The Company believes that the relatively flat trend in the efficiency ratio is an indicator of lower efficiency ratios in its traditional banking activities.

Income Tax Expense

Income taxes totaled $15.7 million in fiscal 2002, $12.6 million in fiscal 2001 and $10.5 million in fiscal 2000. The Company=s effective tax rate was 35.7% fiscal in 2002, 35.9% in fiscal 2001 and 34.5% in fiscal 2000. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired. The Company did not make any adjustments to amortization periods during the three months ended December 31, 2001.

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

As of the date of adoption, the Company's gross carrying amount for goodwill associated with its previous acquisitions of certain insurance operations totaled $9.1 million with accumulated amortization of $245 thousand. During the previous year, the amortization of goodwill approximated $216 thousand. The amortization of goodwill ceased effective October 1, 2001. The Company also had previously recorded intangibles associated with customer relationships acquired in those same acquisitions of insurance operations with a gross carrying value of approximately $2.1 million and accumulated amortization of $214 thousand at October 1, 2001. During the previous year, the amortization of intangibles approximated $113 thousand. The Company recorded amortization expense related to intangibles of $306 thousand during fiscal 2002 and approximates amortization expense in fiscal years 2003 through 2009 ranging from $360 thousand to $60 thousand.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposed transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement as of October 1, 2002 with no impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB opinion 30 for classification as an extraordinary item will be reclassified. The Company's adoption of SFAS 145 on October 1, 2002 will principally apply to the accounting for future transactions related to extinguishment of debt.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144 mentioned above. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, also mentioned above. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company will be immaterial.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements no. 72 and 144 and FASB Interpretation No. 9." SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002 and early adoption is permitted. The adoption of SFAS 147 will not be material to the Company as the Company did not have any previous acquisitions subject to the statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT

Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include amounts that are based on management's best estimates and judgements. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.

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
President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

First Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG, LLP

Greenville, South Carolina

October 24, 2002

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2002	2001
	(dollar amounts in thousands)
Assets
Cash and cash equivalents	$ 87,884	$ 97,554
Investment securities available for sale, at fair value	7,285	6,259
Investment in capital stock of FHLB, at cost	29,750	33,150
Loans receivable, net of allowance of $15,824 and $15,943	1,884,378	1,892,982
Loans held for sale	40,450	12,351
Mortgage-backed securities available for sale, at fair value	133,568	208,153
Accrued interest receivable	11,242	13,535
Office properties and equipment, net	33,545	32,968
Real estate and other assets acquired in settlement of loans	2,913	3,337
Other assets	33,659	25,375
Total assets	$ 2,264,674	$ 2,325,664

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$ 1,440,271	$ 1,395,785
Advances from FHLB	577,000	625,000
Securities sold under agreements to repurchase	-	66,316
Other short-term borrowings	26,907	23,750
Advances by borrowers for taxes and insurance	5,633	5,896
Outstanding checks	22,447	17,454
Other	26,768	34,570
Total liabilities	2,099,026	2,168,771

Commitments and contingencies (Note 15)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
15,733,398 and 15,427,872 shares at September 30, 2002 and 2001,
respectively	157	154
Additional paid-in capital	38,656	34,015
Retained income, substantially restricted	158,680	139,643
Accumulated other comprehensive income	2,226	2,878
Treasury stock at cost, 2,537,535 shares and 2,032,009 shares at
September 30, 2002 and 2001, respectively	(34,071)	(19,797)
Total stockholders' equity	165,648	156,893
Total liabilities and stockholders' equity	$ 2,264,674	$ 2,325,664

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2002	2001	2000
Interest Income	(dollar amounts in thousands, except per share amounts)
Interest on loans	$ 142,198	$ 152,695	$ 144,177
Interest on mortgage-backed securities	9,354	16,443	13,414
Interest and dividends on investment securities	2,144	3,132	3,207
Other	330	1,007	844
Total interest income	154,026	173,277	161,642
Interest Expense
Interest on deposits
NOW accounts	1,116	2,134	805
Passbook, statement and other accounts	2,222	2,677	2,836
Money market accounts	7,827	7,754	7,088
Certificate accounts	29,289	43,668	40,658
Total interest on deposits	40,454	56,233	51,387
Interest on FHLB advances	29,751	41,891	43,119
Interest on short term borrowings	1,137	4,784	4,382
Total interest expense	71,342	102,908	98,888
Net interest income	82,684	70,369	62,754
Provision for loan losses	5,888	4,975	2,745
Net interest income after provision for loan losses	76,796	65,394	60,009
Other Income
Net gain on sale of loans	4,696	2,380	128
Gain on sale of investment and mortgage-backed securities	629	572	144
Brokerage fees	2,045	1,696	1,793
Commissions on insurance	9,966	5,230	2,837
Service charges and fees on deposit accounts	9,349	8,489	7,593
Loan servicing fees	934	1,931	1,883
Real estate operations, net	(593)	863	377
Other	3,933	3,757	3,555
Total other income	30,959	24,918	18,310
Non-Interest Expense
Salaries and employee benefits	38,696	32,520	28,008
Occupancy costs	5,076	4,195	3,738
Marketing	1,712	1,759	1,579
Depreciation, amortization, rental and maintenance of equipment	4,929	4,537	3,914
FDIC insurance premiums	265	261	406
Other	13,266	11,871	10,239
Total non-interest expense	63,944	55,143	47,884
Income before income taxes	43,811	35,169	30,435
Income tax expense	15,659	12,610	10,507
Net income	$ 28,152	$ 22,559	$ 19,928

Earnings Per Common Share
Basic	$ 2.10	$ 1.69	$ 1.49
Diluted	2.04	1.64	1.47
Average Number of Shares Outstanding (in thousands)
Basic	13,378	13,357	13,341
Diluted	13,832	13,733	13,559

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated Other Comprehensive Income (Loss)
		Additional Paid-in Capital
	Common Stock		Retained Income		Treasury Stock
					Shares	Amount	Total
	(dollar amounts in thousands)
Balance at September 30, 1999	$ 152	$ 31,687	$112,914	$ (1,631)	1,881	$(17,241)	$ 125,881
Net income			19,928				19,928
Other comprehensive income:
Unrealized net gain on securities
available for sale, net of income tax				164			164
Total comprehensive income							20,092
Common stock issued pursuant to stock
option and employee benefit plans	1	687					688
Cash dividends ($.56 per share)			(7,476)				(7,476)
Treasury stock purchased					94	(1,334)	(1,334)
Balance at September 30, 2000	153	32,374	125,366	(1,467)	1,975	(18,575)	137,851
Net income			22,559				22,559
Other comprehensive income:
Unrealized net gain on securities
available for sale, net of income tax				4,345			4,345
Total comprehensive income							26,904
Common stock issued pursuant to stock
option and employee benefit plans	1	1,641					1,642
Cash dividends ($.62 per share)			(8,282)				(8,282)
Treasury stock purchased					57	(1,222)	(1,222)
Balance at September 30, 2001	154	34,015	139,643	2,878	2,032	(19,797)	156,893
Net income			28,152				28,152
Other comprehensive income:
Unrealized net loss on securities
available for sale, net of income tax				(652)			(652)
Total comprehensive income							27,500
Common stock issued pursuant to
stock option and employee
benefit plans	3	3,920					3,923
Stock option tax benefit		721					721
Cash dividends ($.68 per share)			(9,115)				(9,115)
Treasury stock purchased					506	(14,274)	(14,274)
Balance at September 30, 2002	$ 157	$ 38,656	$158,680	$ 2,226	2,538	$(34,071)	$ 165,648

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2002	2001	2000
Operating Activities	(dollar amounts in thousands)
Net income	$ 28,152	$ 22,559	$ 19,928
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,935	3,597	2,977
Gain on sale of loans, net	(4,696)	(2,380)	(128)
Gain on sale of investments and mortgage-backed securities, net	(629)	(572)	(144)
(Gain) loss on sale of property and equipment, net	(369)	27	(191)
(Gain) loss on sale of real estate owned, net	(79)	(983)	19
Amortization of unearned discounts/premiums on investments, net	94	124	899
(Decrease) increase in deferred loan fees and discounts	(823)	(273)	228
Increase in receivables and prepaid expenses	(5,991)	(12,873)	(4,228)
Provision for loan losses	5,888	4,975	2,745
Write downs of real estate acquired in settlement of loans	88		14
Deferred income taxes	(510)	(3,628)	(2,290)
Proceeds from sales of loans held for sale	353,669	237,147	48,397
Origination of loans held for sale	(377,072)	(225,408)	(51,163)
(Decrease) increase in accounts payable and accrued expenses	(1,163)	9,801	4,428
Net cash provided by operating activities	494	32,113	21,491
Investing Activities
Proceeds from maturity of investments	2,247	1,000	1,900
Proceeds from sales of investment securities available for sale		86	1,994
Purchases of investment securities available for sale	(3,293)	(1,185)	(2,238)
(Purchase) redemption of FHLB stock	3,400	6,175	(9,400)
Decrease (increase) in loans, net	33,470	(125,066)	(239,411)
Purchases of loans	(32,792)
Proceeds from sales of mortgage-backed securities available for sale	30,490	26,338	47,860
Repayments on mortgage-backed securities available for sale	56,639	61,361	27,958
Purchases of mortgage-backed securities available for sale	(13,056)
Proceeds from sales of real estate owned	3,276	6,516	591
Net purchase of office properties and equipment	(4,143)	(7,089)	(10,320)
Net cash provided by (used in) investing activities	76,238	(31,864)	(181,066)
Financing Activities
Net increase in checking, passbook and money market fund accounts	131,489	129,969	30,951
Net (decrease) increase in certificates of deposit	(87,003)	24,521	(9,504)
Net (repayments) proceeds of FHLB advances	(48,000)	(141,500)	172,000
Net (decrease) increase in securities sold under agreements to repurchase	(66,316)	17,044	(24,719)
Net increase in other borrowings	3,157	11,500	3,500
Decrease in advances by borrowers for taxes and insurance	(263)	(359)	(690)
Proceeds from exercise of stock options	3,923	1,642	688
Dividends paid	(9,115)	(8,282)	(7,476)
Treasury stock purchased	(14,274)	(1,222)	(1,334)
Net cash (used in) provided by financing activities	(86,402)	33,313	163,416
Net (decrease) increase in cash and cash equivalents	(9,670)	33,562	3,841
Cash and cash equivalents at beginning of period	97,554	63,992	60,151
Cash and cash equivalents at end of period	$ 87,884	$ 97,554	$ 63,992
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 73,999	$ 104,177	$ 98,379
Income taxes	21,916	10,283	11,694
Loans foreclosed	2,861	2,975	1,018
Loans securitized into mortgage-backed securities		41,194	142,151
Unrealized net (loss) gain on securities available for sale, net of income tax	(652)	4,345	164
Tax benefit resulting from stock options	721

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002, 2001 and 2000

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

1. Summary of Significant Accounting Policies

First Financial Holdings, Inc. ("First Financial" or the "Company") is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company. Prior to the consolidation of its federally insured subsidiary, Peoples Federal Savings and Loan Association ("Peoples Federal") into its other federally insured subsidiary, First Federal Savings and Loan Association of Charleston ("First Federal") on August 30, 2002, the Company had been a multiple thrift holding company since October 9, 1992 when Peoples Federal was acquired. Prior to that date, First Financial was a unitary savings and loan holding company with First Federal as its only subsidiary.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiaries, First Federal and Peoples Federal (together, the "Associations") and First Southeast Investor Services, Inc. and First Southeast Insurance Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by the Associations. As stated above, Peoples Federal merged into First Federal on August 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as two business segments; banking, including other financial services, and insurance. At the present time, the insurance segment does not meet the criteria for a reportable segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Derivative Financial Instruments and Hedge Accounting

Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivatives and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The impact of the adoption was not material to the Company.

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

The Company's other comprehensive income (loss) for the years ended September 30, 2002, 2001 and 2000 and accumulated other comprehensive income (loss) as of September 30, 2002, 2001 and 2000 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income (loss) for the years ended September 30, 2002, 2001 and 2000 follows:

	September 30,
	2002	2001	2000
Unrealized holding (losses) gains arising during period, net of tax	$ (248)	$ 4,717	$ 258
Less: reclassification adjustment for realized gains,
net of tax	404	372	94
Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$ (652)	$ 4,345	$ 164

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

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

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue using APB Opinion 25 and has disclosed in the footnotes proforma net income and earnings per share information as if the fair value method had been applied.

Impaired Loans

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan=s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan=s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Loans held for sale totaled $40,450 and $12,351 at September 30, 2002 and September 30, 2001, respectively.

Mortgage Servicing Rights

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS 125, was issued in September 2000. It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carried over most of SFAS 125's provisions without reconsideration. The Company adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

SFAS No. 140 requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

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

Loan Securitizations

The Company packages and sells loans receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140 when control over these assets has been surrendered.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

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

Real Estate

Real estate acquired through foreclosure is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

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

Acquisitions

On August 12, 2002, the Company acquired Johnson Insurance Associates, Inc., an independent insurance agency based in Columbia, South Carolina. The firm's operations also included Benefit Administrators, Inc., which provides third party administration of benefit plans. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Johnson Insurance Associates and Benefit Administrators were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets totaling $1.9 million, assumed liabilities totaling $2.1 million, recorded goodwill of $3.9 million and recorded a customer list intangible of $433 thousand. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 7 years. In addition, the principal of Johnson Insurance has the right to receive future payments based on financial performance.

Reclassifications

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no effect on the prior years' net income or retained income as previously reported.

2. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,
	2002	2001
Cash working funds	$ 23,996	$ 17,677
Non-interest-earning demand deposits	8,109	4,872
Deposits in transit	48,831	36,201
Interest-earning deposits	6,948	38,804
Total	$ 87,884	$ 97,554

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

3. Investment and Mortgage-backed Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 2,246	$ 35		$ 2,281
Corporate securities	4,278	19	123	4,174
Mutual funds	830			830
	7,354	54	123	7,285
Mortgage-backed securities:
FHLMC	14,092	697	36	14,753
FNMA	51,240	2,570	90	53,720
GNMA	14,607	216	63	14,760
CMO's	49,916	442	23	50,335
	129,855	3,925	212	133,568
Total	$ 137,209	$ 3,979	$ 335	$ 140,853

	September 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$ 2,251	$ 13		$ 2,264
Corporate securities	2,499	18	77	2,440
Mutual funds	1,555			1,555
	6,305	31	77	6,259
Mortgage-backed securities:
FHLMC	16,014	712	41	16,685
FNMA	102,444	3,805	39	106,210
GNMA	10,552	131	45	10,638
CMO's	74,387	634	401	74,620
	203,397	5,282	526	208,153
Total	$ 209,702	$ 5,313	$ 603	$ 214,412

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2002 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2002
	Amortized Cost	Fair Value
Due in one year or less	$ 1,605	$ 1,605
Due after one year through five years	3,233	3,280
Due after five years through ten years	249	256
Due after ten years	2,267	2,144
	7,354	7,285
Mortgage-backed securities	129,855	133,568
Total	$ 137,209	$ 140,853

Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $30,490 in fiscal 2002 resulting in a gross realized gain of $629. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $26,424 in fiscal 2001 resulting in a gross realized gain of

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

$608 and a gross realized loss of $36. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $49,854 in fiscal 2000 resulting in a gross realized gain of $188 and gross realized loss of $44.

4. Federal Home Loan Bank Capital Stock

The Association, as a member institution of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the Association's balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

5. Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Year Ended September 30,
	2002	2001	2000
Weighted average number of common shares used in basic EPS	13,377,831	13,357,321	13,341,459
Effect of dilutive stock options	453,853	375,861	217,838
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,831,684	13,733,182	13,559,297

6. Loans Receivable

Loans receivable, including loans held for sale, consisted of the following:

	September 30,
	2002	2001
Mortgage loans	$ 1,412,043	$ 1,438,635
Residential construction loans	64,154	68,800
Home equity loans	157,477	145,146
Mobile home loans	111,830	90,262
Commercial business loans	114,684	93,081
Credit cards	11,473	11,767
Other consumer loans	92,927	103,267
	1,964,588	1,950,958
Less:
Allowance for loan losses	15,824	15,943
Loans in process	23,832	28,755
Deferred loan fees and discounts on loans	104	927
	39,760	45,625
Total	$ 1,924,828	$ 1,905,333

First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $877,487 and $768,017 at September 30, 2002 and 2001, respectively. Mortgage servicing rights totaled $9,115 and $7,671 at September 30, 2002 and 2001, respectively, and are included in "other assets" on the Consolidated Statements of Financial Condition. The fair value of mortgage servicing rights was $9,115 at September 30, 2002 and $8,450 at September 30, 2001. A valuation allowance of $879 was required at September 30, 2002.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

Amortization of originated mortgage servicing rights totaled $1,697 and $1,164 for the year ended September 30, 2002 and 2001, respectively. The estimated amortization expense for mortgage servicing rights for the years ended September 30 is as follows: $2,192 for 2003, $1,940 for 2004, $1,603 for 2005, $1,281 for 2006, $985 for 2007 and $1,993 thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

The following table summarizes the changes in mortgage servicing rights during 2002 and 2001:

	September 30,
	2002	2001
Balance at beginning of year	$ 7,671	$ 5,888
Capitalized mortgage servicing rights	4,020	2,947
Amortization	(1,697)	(1,164)
Change in valuation allowance	(879)	-
Balance at end of year	$ 9,115	$ 7,671

Non-accrual and renegotiated loans are summarized as follows:

	September 30,
	2002	2001
Non-accrual loans	$ 11,860	$ 8,547
Renegotiated loans	305	2,700
Total	$ 12,165	$ 11,247

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $686, $626 and $489 for the years ended September 30, 2002, 2001 and 2000, respectively. Recorded interest income on these loans was $42, $221 and $269 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

An analysis of changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2002	2001	2000
Balance, beginning of period	$ 15,943	$ 15,403	$ 14,570
Charge-offs	(6,624)	(4,932)	(2,392)
Recoveries	617	497	480
Net charge-offs	(6,007)	(4,435)	(1,912)
Provision for loan losses	5,888	4,975	2,745
Balance, end of period	$ 15,824	$ 15,943	$ 15,403

At September 30, 2002 and 2001 impaired loans totaled $3,119 and $2,790, respectively. The impaired loans at September 30, 2002 and 2001 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2002 and 2001 was $4,096 and $2,587, respectively. No interest income was recognized on loans while categorized as impaired loans in fiscal 2002, fiscal 2001 or fiscal 2000.

The Company did not securitize portfolio loans and reclass as securities available for sale during fiscal 2002. During fiscal 2001 the Company securitized $41,194 of portfolio loans and reclassed as securities available for sale. In accordance with SFAS 140, no gain was recognized related to the securitization.

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

Residential one-to-four family real estate loans amounted to $1,220,461 and $1,234,937 at September 30, 2002 and 2001, respectively. The Company's multi-family residential loan portfolio of $39,255 and $50,195 at September

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

30, 2002 and 2001, respectively, are highly dependent on occupancy rates for such properties throughout the Company's market area. The Company generally maintains loan to value ratios of no greater than 80 percent on these loans.

Commercial real estate loans totaled $139,987 and $132,117 and acquisition and development loans and lot loans totaled $76,494 and $90,186 at September 30, 2002 and 2001, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of theAssociation's capital. The maximum amount outstanding to any one borrower was $15,549 at September 30, 2002 and $12,492 at September 30, 2001.

7. Office Properties and Equipment

Office properties and equipment are summarized as follows:

	September 30,
	2002	2001
Land	$ 9,028	$ 9,164
Buildings and improvements	20,662	19,712
Furniture and equipment	24,790	22,392
Leasehold improvements	4,678	4,358
	59,158	55,626
Less, accumulated depreciation and amortization	(25,613)	(22,658)
Total	$ 33,545	$ 32,968

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Also under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization, but are tested for impairment on an annual basis. The Company adopted SFAS 141 and the provisions of SFAS 142 relating to non-amortization and amortization of intangible assets on July 1, 2001.

Effective October 1, 2001, the Company adopted the remaining provisions of SFAS No. 142, which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Goodwill and intangible assets with indefinite useful lives acquired in purchase business combinations completed before July 1, 2001 were subject to amortization through September 30, 2001, at which time amortization ceased. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired. The Company did not make any adjustments to amortization periods during the three months ended December 31, 2001.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. The Company completed its analysis of the fair value of its insurance units with goodwill by March 31, 2002 and was not required to provide for any transitional impairment losses.

The amortization expense and net income of the Company for the twelve months ended September 30, 2002, 2001, and 2000 follow:

	September 30,
	2002	2001	2000
Net Income	$ 28,152	$ 22,559	$ 19,928
Goodwill amoritization, net of tax		139	19
Adjusted net income	$ 28,152	$ 22,698	$ 19,947

Basic earnings per share	$ 2.10	$ 1.69	$ 1.49
Goodwill amoritization, net of tax		0.01
Adjusted net income	$ 2.10	$ 1.70	$ 1.49

Diluted earnings per share	$ 2.04	$ 1.64	$ 1.47
Goodwill amoritization, net of tax		0.01
Adjusted net income	$ 2.04	$ 1.65	$ 1.47

 Intangible assets, which are comprised of customer list intangibles, are summarized as follows:

	September 30,
	2002	2001
Balance at beginning of year	$ 1,852	$ 543
Customer list intangible	433	1,422
Amortization	(306)	(113)
Balance at end of year	$ 1,979	$ 1,852

The following summarizes the changes in the carrying amount of goodwill related to insurance operations acquired for the years ended September 30, 2002 and 2001:

	September 30,
	2002	2001
Balance at beginning of year	$ 8,833	$ 1,641
Goodwill acquired during year	4,407	7,408
Amortization		(216)
Balance at end of year	$ 13,240	$ 8,833

Amortization of intangibles was $306, $113 and $15 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The Company expects to record amortization expense related to intangibles ranging from $360 to $60 in fiscal years 2003 through 2009. The amortization of goodwill was $216 in fiscal 2001. The amortization of goodwill ceased effective October 1, 2001.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

9.  Real Estate

Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

	September 30,
	2002	2001
Real estate acquired in settlement of loans	$ 2,247	$ 2,808
Other assets acquired in settlement of loans	666	529
Total	$ 2,913	$ 3,337

 Real estate operations are summarized as follows:

	Year Ended September 30,
	2002	2001	2000
Gain (loss) on sale of real estate	$ 79	$ 983	$ (19)
Provision charged as a write-down to real estate	(88)		(14)
Expenses	(584)	(389)	(227)
Rental income		269	637
Total	$ (593)	$ 863	$ 377

10.  Deposit Accounts

The deposit balances and related rates were as follows:

	September 30,
	2002		2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non-interest-bearing demand accounts	$ 120,016		$ 99,352
NOW accounts	207,487	0.74%	209,432	1.60%
Statement and other accounts	136,399	1.51	120,676	2.25
Money market accounts	317,849	1.85	220,802	3.11
	781,751	1.21	650,262	1.99
Certificate accounts:
Fixed-rate	631,759	3.81	722,096	5.38
Variable-rate	26,761	2.98	23,427	4.35
	658,520	3.77	745,523	5.35
Total	$ 1,440,271	2.38%	$ 1,395,785	3.79%

Scheduled maturities of certificate accounts were as follows:

	September 30,
	2002	2001
Within one year	$ 431,726	$ 567,987
Within two years	78,231	124,143
Within three years	86,839	15,161
Within four years	10,183	23,481
Within five years	46,690	10,493
Thereafter	4,851	4,258
Total	$ 658,520	$ 745,523

The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale or held to maturity with a fair value of $51,325 and $54,665 at September 30, 2002 and 2001, respectively, to secure deposits by various entities.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

Savings and time deposits with balances equal to or exceeding $100 totaled $163,580 and $194,349 at September 30, 2002 and 2001, respectively.

11.  Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,
	2002		2001
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
One year	$ 117,000	3.48%	$ 220,000	3.21%
Two years	100,000	4.90	55,000	5.11
Three years	210,000	5.01	75,000	5.21
Four years			125,000	6.04
Five years
Six years	25,000	5.57
Seven years			25,000	5.57
Eight years	125,000	6.31
Nine years			125,000	6.31
Total	$ 577,000	4.99%	$ 625,000	4.90%

As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $1,024,376 and $1,016,016 as of September 30, 2002 and 2001, respectively. Mortgage-backed securities with a book value of $17,120 were also pledged as collateral for advances at September 30, 2001. In addition, all of the Company's FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

12.  Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase consisted of the following:

	September 30,
	2002	2001
Mortgage-backed securities with an amortized cost of $65,018
and fair value of $67,495 at September 30, 2001		$ 66,316

The agreements had a weighted average interest rate of 3.66% at September 30, 2001 and mature within three months. The securities underlying the agreements were delivered to the dealers who arranged the transactions. At September 30, 2001 the agreement was to repurchase identical securities. Securities sold under agreements to repurchase averaged $66,385 during 2001 and the maximum amount outstanding at any month-end during 2001 was $99,210.

The Company has a $35,000 funding line with another bank. The rate on the line is indexed to LIBOR.

	September 30,
	2002		2001
	Balance	Rate	Balance	Rate
Line of credit	$ 26,750	3.82%	$ 23,750	5.58%

One of the Company's subsidiaries had short- term notes totaling $157 with another bank at September 30, 2002, secured by automobiles.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

13. Income Taxes

Income tax expense attributable to continuing operations for the years ended September 30, 2002, 2001 and 2000, is comprised of the following:

	Federal	State	Total
2002
Current	$ 15,811	$ 358	$ 16,169
Deferred	(535)	25	(510)
Total	$ 15,276	$ 383	$ 15,659
2001
Current	$ 16,043	$ 195	$ 16,238
Deferred	(3,756)	128	(3,628)
Total	$ 12,287	$ 323	$ 12,610
2000
Current	$ 12,994	$ (197)	$ 12,797
Deferred	(2,496)	206	(2,290)
Total	$ 10,498	$ 9	$ 10,507

A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Year Ended September 30,
	2002	2001	2000
Expected federal income tax expense	$ 15,334	$ 12,309	$ 10,652
Increases (reductions) in income taxes resulting from:
Tax exempt income	(77)	(74)	(56)
South Carolina income tax expense, net of federal income tax effect	249	210	6
Other, net	153	165	(95)
Total	$ 15,659	$ 12,610	$ 10,507
Effective tax rate	35.7%	35.9%	34.5%

As a result of tax legislation in the Small Business Job Protection Act of 1996, Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1,476 over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations met this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Association has recorded the related deferred tax liability in other liabilities.

During the year ended September 30, 1999, the Associations began to recapture bad debt reserves in excess of pre-1988 base year. This amortization will occur through year 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

	September 30,
	2002	2001
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$ 5,465	$ 5,562
Net operating loss carryforward	203	129
Post retirement benefits	265	272
Other	341	468
Total gross deferred tax assets	6,274	6,431
Less valuation allowance	-	-
Net deferred tax assets	6,274	6,431
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,417	1,832
Tax bad debt reserve in excess of base year amount	127	258
FHLB stock dividends deferred for tax purposes	1,533	1,533
Loan fee income adjustments for tax purposes	3,008	2,900
Expenses deducted under economic performance rules	558	556
Excess carrying value of assets acquired for financial reporting purposes over tax basis	3,157	1,752
Book over tax basis in subsidiary	5,082	7,273
Other	302	162
Total gross deferred tax liabilities	15,184	16,266
Net deferred liability (included in other liabilities)	$ (8,910)	$ (9,835)

A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax benefit of $415 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $510.

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

The consolidated financial statements at September 30, 2002 and 2001 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Association's stock.

14. Benefit Plans

Stock Option Plans

In January 1991, the stockholders approved the 1990 Stock Option and Incentive Plan. The 1990 Plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 172,811 granted under the 1990 Stock Option Plan expire at various dates through November 23, 2007.

In January 1998, the stockholders approved the 1997 Stock Option and Incentive Plan. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

Options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 450,074 granted under the 1997 Stock Option Plan expire at various dates through November 20, 2011.

The 2001 Stock Option Plan was approved by the stockholders in January 2001. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 2001 plan provides for the granting of Incentive or Non-Incentive Stock Options to be granted at a price at least equal to the fair market value of a share of Common Stock on the date of grant. Options of 126,781 granted under the 2001 Stock Option Plan expire at various dates through May of 2012.

On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the stockholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. At September 30, 2002, options to purchase 177,973 shares of common stock at prices ranging from $6.09 to $16.88 expire at various dates through October 2011. These options were all granted in lieu of otherwise payable cash compensation.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2002	2001	2000
Net Income	As reported	$ 28,152	$ 22,559	$ 19,928
	Pro-forma	27,355	22,101	19,110
Earnings per share	As reported
	Basic	$ 2.10	$ 1.69	$ 1.49
	Diluted	2.04	1.64	1.47
	Pro-forma
	Basic	$ 2.04	$ 1.65	$ 1.43
	Diluted	1.98	1.61	1.41

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.75%, 2.75% and 2.75%, expected volatility of 29%, 31% and 29%, average risk-free interest rate of 4.30%, 5.30% and 6.29%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $6.68 in 2002, $5.65 in 2001 and $4.80 in 2000. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period.

The following is a summary of the activity under the stock-based option plans for the years ended September 30, 2002, 2001 and 2000.

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	1,041,590	$ 13.68	1,087,450	$ 13.13	813,142	$ 12.31
Options exercised	(296,523)	12.09	(125,218)	10.80	(42,551)	10.58
Options forfeited	(7,881)	17.45	(15,435)	16.11	(12,143)	18.18
Options granted	208,948	23.34	94,793	16.63	329,002	14.99
Outstanding, September 30	946,134	$ 16.28	1,041,590	$ 13.68	1,087,450	$ 13.13

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

Stock options outstanding and exercisable as of September 30, 2002, are as follows:

Range of Exercise Prices			Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 6.09	-	7.63	124,083	$ 7.40	2.42	years
8.13	-	9.75	48,446	9.64	3.79
10.13	-	12.66	87,393	11.36	5.67
13.50	-	15.5	127,523	13.90	6.36
16.88	-	19.25	261,362	18.17	5.62
20.77	-	23.52	148,985	23.19	7.30
29.35			5,743	29.35	6.41
$ 6.09	-	29.35	803,535

Stock Purchase Plan

On January 25, 1995, the stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 50,559 shares of common stock have been made under the Plan.

Performance Equity Plan

On January 22, 1997, the stockholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial performance criteria. Performance targets for the 2001, 2000 and 1999 year resulted in the awarding of 2,247, 1,586 and 3,841 shares in the years 2002, 2001 and 2000 to the directors serving the Corporation and the subsidiaries.

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

The Company's matching contribution charged to expense for the years ended September 30, 2002, 2001 and 2000, was $1,066, $892 and $813, respectively.

The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of each subsidiary's return on equity for that quarter. The Plan provides that regardless of the return on equity each eligible employee will receive a Profit Sharing Contribution equal to at least 1% of his base compensation on an annual basis. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 2002, 2001 and 2000 totaled $1,418, $1,166 and $1,032, respectively.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 2002 and 2001 are shown below:

	2002	2001
Change in benefit obligation:
Benefit obligation at October 1	$ 1,695	$ 1,600
Interest cost	129	122
Plan participants' contribution	15	-
Actuarial loss	262	80
Benefit payments	(158)	(107)
Benefit obligation at September 30	1,943	1,695
Change in plan assets:
Fair value of plan assets at October 1	-	-
Employer contributions	143	147
Plan participants' contributions	15	17
Benefit payments	(158)	(164)
Fair value of plan assets at September 30	-	-
Funded status:
As of end of year	(1,943)	(1,695)
Unrecognized transition obligation	403	867
Unrecognized net loss	788	146
Accrued postretirement benefit expense	$ (752)	$ (682)

An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2002 and 2001, by $189 and $175, the aggregate of service and interest cost by $13 and $13, respectively.

The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 2002, 2001 and 2000 are shown below:

	2002	2001	2000
Interest Cost	$ 129	$ 122	$ 115
Amortization of transition obligation	84	78	78
Net pension expense	$ 213	$ 200	$ 193

Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

	2002	2001
Discount rate	6.75%	7.50%

15. Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $51,598 at September 30, 2002. These were principally single-family loan commitments. Other loan commitments totaled $10,311 at September 30, 2002.

Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12 month period. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

The Company originates and services mortgage loans. Substantially all of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $270,862, $233,822 and $202,815 at September 30, 2002, 2001 and 2000, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Derivative Instruments

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at September 30, 2002: commitments to originate fixed rate residential loans held for sale and forward sales commitments.

The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $57,146 at September 30, 2002. The fair value of these commitments was an asset of $1,488 at September 30, 2002. The forward sales commitments totaled $100,196 at September 30, 2002. The fair value of these commitments was an asset of $262 at September 30, 2002.

Lease Commitments

The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2002
One year	$ 1,569
Two years	1,388
Three years	584
Four years	394
Five years	276
Thereafter	385
Total	$ 4,596

Rental expenses under operating leases were $1,509, $1,305 and $1,146 for the years ended September 30, 2002, 2001 and 2000, respectively.

16. Stockholders' Equity and Dividend Restrictions

The ability of the Company to pay dividends depends primarily on the ability of the Association to pay dividends to the Company. The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Associations' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2002, that the Association meets all capital adequacy requirements to which they are subject.

As of September 30, 2002, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Association must maintain minimum total risk-

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

The Association's actual capital amounts and ratios are also presented in the table. First Federal's capital ratios are presented for 2002 and 2001. Peoples Federal's capital ratios are presented for 2001.

First Federal:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Tangible capital (to Total Assets)	$ 169,988	7.59%	$ 33,603	1.50%
Core capital (to Total Assets)	169,988	7.59	89,608	4.00	$ 112,009	5.00%
Tier I capital (to Risk-based Assets)	169,988	10.76			94,245	6.00
Risk-based capital (to Risk-based Assets)	184,530	11.75	125,660	8.00	157,075	10.00

As of September 30, 2001:
Tangible capital (to Total Assets)	$ 111,928	7.01%	$ 23,954	1.50%
Core capital (to Total Assets)	111,928	7.01	63,876	4.00	$ 79,844	5.00%
Tier I capital (to Risk-based Assets)	111,928	9.90			67,823	6.00
Risk-based capital (to Risk-based Assets)	121,057	10.71	90,432	8.00	113,039	10.00

Peoples Federal	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001:
Tangible capital (to Total Assets)	$ 51,018	7.18%	$ 10,659	1.50%
Core capital (to Total Assets)	51,018	7.18	28,425	4.00	$ 35,531	5.00%
Tier I capital (to Risk-based Assets)	51,018	10.83			28,268	6.00
Risk-based capital (to Risk-based Assets)	52,650	11.17	37,691	8.00	47,114	10.00

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

The Company may not declare or pay a cash dividend on, or purchase, any of its common stock, if the effect thereof would cause the capital of the Association to be reduced below the minimum regulatory capital requirements.

Under Delaware law, the Company may declare and pay dividends on its common stock either out of its surplus, as defined under Delaware law, or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

17. Fair Value of Financial Instruments

The following table sets forth the fair value of the Company's financial instruments at September 30, 2002 and 2001:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

	September 30,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$ 87,884	$ 87,884	$ 97,554	$ 97,554
Investments available for sale	7,285	7,285	6,259	6,259
Investment in capital stock of FHLB	29,750	29,750	33,150	33,150
Loans receivable, net	1,924,828	1,974,962	1,905,333	1,958,345
Mortgage-backed securities available for sale	133,568	133,568	208,153	208,153
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	781,751	781,751	650,262	650,262
Certificate accounts	658,520	672,153	745,523	758,550
Advances from FHLB	577,000	619,438	625,000	655,528
Securities sold under agreements to repurchase			66,316	66,316
Other short-term borrowings	26,907	26,907	23,750	23,750

Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2002, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

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

The information presented is based on pertinent information available to management as of September 30, 2002. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

18. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end, the Company's principal asset was its investment in the Association, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

Statements of Financial Condition

		September 30,
		2002	2001
Assets
Cash and cash equivalents		$ 284	$ 421
Investments available for sale		1,678	1,628
Mortgage-backed securities available for sale, at fair value		149	250
Investment in subsidiaries		190,183	178,631
Other		264	286
Total assets		$ 192,558	$ 181,216
Liabilities and Stockholders' Equity
Accrued expenses		$ 160	$ 573
Other borrowings		26,750	23,750
Stockholders' equity		165,648	156,893
Total liabilities and stockholders' equity		$ 192,558	$ 181,216

Statements of Operations

	Year Ended September 30,
	2002	2001	2000
Income
Equity in undistributed earnings of subsidiaries	$ 8,885	$ 15,661	$ 17,198
Dividend income	20,900	8,700	4,200
Interest income	109	135	85
Other income	494	-	-
Total income	30,388	24,496	21,483
Expenses
Interest expense	978	1,262	805
Salaries and employee benefits	1,325	997	917
Stockholder relations and other	847	747	625
Total expense	3,150	3,006	2,347
Net income before tax	27,238	21,490	19,136
Income tax benefit	(914)	(1,069)	(792)
Net income	$ 28,152	$ 22,559	$ 19,928

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

Statements of Cash Flows

	Year Ended September 30,
	2002	2001	2000
Operating Activities
Net income	$ 28,152	$ 22,559	$ 19,928
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(8,885)	(15,661)	(17,198)
Decrease (increase) in accrued income and deferred expenses	22	(126)	850
Increase (decrease) in accrued expenses	308	(114)	341
Net cash provided by operating activities	19,597	6,658	3,921
Investing Activities
Repayments on mortgage-backed securities	99	115	141
Net (purchase) sale of investments available for sale	(50)	(1,185)	400
Equity investment in subsidiary	(3,317)	(8,850)
Net cash (used in) provided by investing activities	(3,268)	(9,920)	541
Financing Activities
Net increase in other borrowings	3,000	11,500	3,500
Proceeds from exercise of stock options	3,923	1,642	688
Treasury stock purchased	(14,274)	(1,222)	(1,334)
Dividends paid	(9,115)	(8,282)	(7,476)
Net cash (used in) provided by financing activities	(16,466)	3,638	(4,622)
Net increase (decrease) in cash and cash equivalents	(137)	376	(160)
Cash and cash equivalents at beginning of period	421	45	205
Cash and cash equivalents at end of period	$ 284	$ 421	$ 45
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 978	$ 1,262	$ 805
Income taxes	21,916	10,283	11,694
Unrealized net (loss) gain on securities available for sale, net of income tax	(2)	2	(3)
Tax benefit resulting from stock options	721

19. Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2002, 1,132,333 shares had been purchased or transferred to the plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

September 30, 2002, 2001 and 2000

20. Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002
Total interest income	$ 40,542	$ 38,591	$ 37,750	$ 37,143	$ 154,026
Net interest income	20,476	21,006	20,561	20,641	82,684
Provision for loan losses	1,516	1,500	1,472	1,400	5,888
Income before income taxes	10,541	11,648	11,064	10,558	43,811
Net income	6,804	7,508	7,077	6,763	28,152
Earnings per common share:
Basic	$ 0.51	$ 0.56	$ 0.53	$ 0.51	$ 2.10
Diluted	0.49	0.54	0.51	0.50	2.04
2001
Total interest income	$ 43,812	$ 43,779	$ 43,436	$ 42,250	$ 173,277
Net interest income	15,958	16,879	18,286	19,246	70,369
Provision for loan losses	850	1,275	1,350	1,500	4,975
Income before income taxes	7,527	8,961	9,150	9,531	35,169
Net income	4,870	5,795	5,922	5,972	22,559
Earnings per common share:
Basic	$ 0.37	$ 0.43	$ 0.44	$ 0.45	$ 1.69
Diluted	0.36	0.42	0.43	0.43	1.64

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

The following table sets forth certain information with respect to the executive officers of the Company and the Association. The individuals listed below are executive officers of the Company and the Association, as indicated.

Name	Age (1)	Position
A. Thomas Hood	56	President and Chief Executive Officer of the Company and
		President and Chief Executive Officer of First Federal

John L. Ott, Jr.	54	Senior Vice President of the Company and Senior Vice
		President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	55	Senior Vice President of the Company and Senior Vice
		President/Lending Division of First Federal

Susan E. Baham	52	Senior Vice President and Chief Financial Officer of the Company
		and First Federal

C. Alexander Elmore	42	Senior Vice President of the Northern Region of First Federal

(1) At September 30, 2002.

The following is a description of the principal occupation and employment of the executive officers of the Company and the Association during at least the past five years.

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

C. Alexander Elmore became the Senior Vice President of the Northern Region of First Federal upon the merger of Peoples Federal into First Federal effective August 30, 2002. Previously, Mr. Elmore served as Senior Vice President and Chief Lending Officer of Peoples Federal. Mr. Elmore joined Peoples Federal in July 2001. Mr. Elmore is the principal executive responsible for the Northern Region of First Federal, which includes Horry and Florence Counties in South Carolina and Brunswick County in North Carolina.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2002, regarding the Company's four existing compensation plans, the 1990 Stock Option Plan, the 1997 Stock Plan, the 2001 Stock Option Plan and the 1994 Director's Stock Option Plan. All of the plans have been approved by the Company's shareholders. See Item. 8. Note 14 for further information regarding the Company's stock option plans.

Equity Compensation Plan Information
As of September 30, 2002
	Number of securities	Weighted-average	Number of securities
	to be issued upon exercise	exercise price of	remaining available for future
	of outstanding option,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation
plans approved by
security holders	946,134	$16.28	581,450
Equity compensation
plans not approved
by security holders
Total	946,134	$16.28	581,450

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

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:    An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this Annual Report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls: In the year ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, A. Thomas Hood, certify that:

  I have reviewed this Annual Report on Form 10-K of First Financial Holdings, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002	/s/ A. Thomas Hood
A. Thomas Hood Chief Executive Officer First Financial Holdings, Inc.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, Susan E. Baham, certify that:

  I have reviewed this Annual Report on Form 10-K of First Financial Holdings, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002	/s/ Susan E. Baham
Susan E. Baham Chief Financial Officer (principal financial officer) First Financial Holdings, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.    Consolidated Financial Statements and Report of Independent Auditors - see Item 8 for reference.

  All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2.    Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation(3)
(3.7)	Amendment to Registrant=s Bylaws
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (4)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (4)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (5)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (6)
(10.5)	Employment Agreement with John L. Ott, Jr. (6)
(10.6)	1990 Stock Option and Incentive Plan (7)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (8)
(10.8)	1994 Employee Stock Purchase Plan (8)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (9)
(10.10)	Employment Agreement with Susan E. Baham (5)
(10.11)	1997 Stock Option and Incentive Plan (10)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (11)
(10.13)	Borrowing Agreement with Bankers Bank (12)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (13)
(10.15)	Amended Borrowing Agreement with Bankers Bank (14)
(10.16)	2001 Stock Option Plan (15)
(22)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(5)	Incorporated by reference to the Registrant=s Annual Report on Form 10-K for the year ended September 30, 1996.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(7)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(8)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(10)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
(11)	Incorporated by reference to the Registrant=s Registration Statement on Form S-8 File No. 333-45033.
(12)	Incorporated by reference to the Registrant's Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(13)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000.
(14)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(15)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on Janaury 31, 2001.

3.     Reports on Form 8-K

On August 15, 2002, the Company filed a Form 8-K announcing it had acquired Johnson Insurance Associates, Inc. an independent insurance agency based in Columbia, South Carolina.

On October 28, 2002, the Company filed a Form 8-K referencing a press released filed on October 24, announcing its results of operations for the quarter and fiscal year ended September 30, 2002.

On October 28, 2002, the Company filed a Form 8-K announcing the approval of a stock repurchase program to acquire up to 650,000 shares of the Company's Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 26, 2002	By:	/s/ A. Thomas Hood
A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ A. L. Hutchinson, Jr.
	A. Thomas Hood		A. L. Hutchinson, Jr.
	Director (Principal Executive Officer)		Director

Date:	December 26, 2002	Date:	December 26, 2002

By:	/s/ Susan E. Baham	By:	/s/ Gary C. Banks, Jr.
	Susan E. Baham		Gary C. Banks, Jr.
	Senior Vice President		Director
(Principal Accounting Officer)

Date:	December 26, 2002	Date:	December 26, 2002

By:	/s/Paula Harper Bethea	By:	/s/ Paul G. Campbell, Jr.
	Paula Harper Bethea		Paul G. Campbell, Jr.
	Director		Director

Date:	December 26, 2002	Date:	December 26, 2002

By:	/s/ Thomas J. Johnson	By:	/s/ James C. Murray
	Thomas J. Johnson		James C. Murray
	Director		Director

Date:	December 26, 2002	Date:	December 26, 2002

By:	/s/ James L. Rowe	By:	/s/ D. Kent Sharples
	James L. Rowe		D. Kent Sharples
	Director		Director

Date:	December 26, 2002	Date:	December 26, 2002

By:	/s/ Henry M. Swink
Director

Date:	December 26, 2002