Form 10-Q
period 2002-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2003-02-14
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2002

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

Class	Outstanding Shares at
Common Stock	January 31, 2003

$.01 Par Value	13,010,666

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PART I - CONSOLIDATED FINANCIAL INFORMATION	PAGE NO.

Item
1. Consolidated Financial Statements
Consolidated Statements of Financial Condition	1
at December 31, 2002 and September 30, 2002

Consolidated Statements of Income for the Three	2
Months Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the	3
Three months Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements	4-8

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-20

3. Quantitative and Qualitative Disclosures About Market Risk	20-21

4. Controls and Procedures	21-23

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	24

6. Exhibits and Report on Form 8-K	24-25

SIGNATURES	26

EXHIBIT 99.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND	27
CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2002	2002
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 82,958	$ 87,884
Investments available for sale, at fair value	17,547	7,285
Investment in capital stock of FHLB, at cost	28,250	29,750
Loans receivable, net of allowance of $15,659 and $15,824	1,837,476	1,884,378
Loans held for sale	42,814	40,450
Mortgage-backed securities available for sale, at fair value	130,791	133,568
Accrued interest receivable	10,754	11,242
Office properties and equipment, net	35,644	33,545
Real estate and other assets acquired in settlement of loans	3,323	2,913
Other assets	35,280	33,659
Total assets	$ 2,224,837	$ 2,264,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,442,310	$ 1,440,271
Advances from FHLB	556,000	577,000
Other short-term borrowings	26,872	26,907
Advances by borrowers for taxes and insurance	826	5,633
Outstanding checks	9,191	22,447
Other	24,582	26,768
Total liabilities	2,059,781	2,099,026

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,765,867 and 15,733,398 shares at December 31, 2002
and September 30, 2002, respectively	158	157
Additional paid-in capital	39,177	38,656
Retained income, substantially restricted	162,881	158,680
Accumulated other comprehensive income	2,029	2,226
Treasury stock at cost, 2,740,010 and 2,537,535 shares at December 31,
2002 and September 30, 2002, respectively	(39,189)	(34,071)
Total stockholders' equity	65,056	165,648
Total liabilities and stockholders' equity	$ 2,224,837	$ 2,264,674

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2002	2001
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 35,434	$ 39,873
Interest and dividends on investments	441	585
Other	43	84
Total interest income	35,918	40,542
INTEREST EXPENSE
Interest on deposits	8,082	12,060
Interest on borrowed money	7,451	8,006
Total interest expense	15,533	20,066
NET INTEREST INCOME	20,385	20,476
Provision for loan losses	1,485	1,516
Net interest income after provision for loan losses	18,900	18,960
OTHER INCOME
Net gain on sale of loans	2,012	1,173
Net gain on sale of investment and mortgage-backed securities	326	24
Brokerage fees	395	471
Commissions on insurance	2,636	1,858
Service charges and fees on deposit accounts	2,677	2,368
Loan servicing fees	71	470
Real estate operations, net	(157)	(119)
Other	1,245	902
Total other income	9,205	7,147
NON-INTEREST EXPENSE
Salaries and employee benefits	11,103	9,474
Occupancy costs	1,324	1,319
Marketing	414	480
Depreciation, amortization, rental and maintenance of equipment	1,376	1,176
FDIC insurance premiums	62	66
Other	3,393	3,051
Total non-interest expense	17,672	15,566
Income before income taxes	10,433	10,541
Income tax expense	3,725	3,737
NET INCOME	$ 6,708	$ 6,804
NET INCOME PER COMMON SHARE	$ 0.51	$ 0.51
NET INCOME PER COMMON SHARE DILUTED	$ 0.50	$ 0.49

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,
	2002	2001
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 6,708	$ 6,804
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,033	975
Gain on sale of loans, net	(2,012)	(1,173)
Gain on sale of investments and mortgage-backed securities, net	(326)	(24)
(Gain) loss on sale of property and equipment, net	(271)	8
Loss on sale of real estate owned, net	49	5
Amortization of unearned discounts/premiums on investments	45	(45)
Decrease in deferred loan fees and discounts	(587)	(94)
(Increase) decrease in receivables and prepaid expenses	(1,133)	388
Provision for loan losses	1,485	1,516
Proceeds from sales of loans held for sale	128,793	84,033
Origination of loans held for sale	(129,145)	(87,689)
Decrease in accounts payable and other liabilities	(15,312)	(10,085)
Net cash used in operating activities	(10,673)	(5,381)
INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale		2,250
Purchase of investment securities available for sale	(10,289)	(2,493)
Redemption (purchase) of FHLB stock	1,500	(2,000)
Decrease (increase) in loans, net	44,479	(22,600)
Repayments on mortgage-backed securities available for sale	22,520	20,730
Proceeds from sales of mortgage-backed securities available for sale	4,976	1,314
Purchase of mortgage-backed securities available for sale	(24,738)
Proceeds from the sales of real estate owned	1,066	177
Net purchase of office properties and equipment	(2,861)	(488)
Net cash provided by (used in) investing activities	36,653	(3,110)
FINANCING ACTIVITIES
Net increase in deposit accounts	2,039	12,716
Net (repayments) proceeds of FHLB advances	(21,000)	58,000
Decrease in securities sold under agreements to repurchase		(66,316)
Decrease in other borrowed money	(35)
Decrease in advances by borrowers for taxes and insurance	(4,807)	(4,903)
Proceeds from the exercise of stock options	522	681
Dividends paid	(2,507)	(2,281)
Treasury stock purchased	(5,118)	(1,533)
Net cash used in financing activities	(30,906)	(3,636)
Net decrease in cash and cash equivalents	(4,926)	(12,127)
Cash and cash equivalents at beginning of period	87,884	97,554
Cash and cash equivalents at end of period	$ 82,958	$ 85,427
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 20,771	$ 27,469
Income taxes	100	5,602
Loans foreclosed	1,525	485
Unrealized net (loss) gain on securities available for sale, net of income tax	(197)	76

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

A.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company"), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"), First Southeast Insurance Services, Inc. and First Southeast Investor Services, Inc. Peoples Federal Savings and Loan Association, Conway, South Carolina, ("Peoples Federal"), a former subsidiary, was consolidated into First Federal on August 30, 2002. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2002 amounts have been reclassified to conform with the statement presentations for fiscal 2003.

The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected in future periods.

B. EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended December 31,
	2002	2001
Weighted average number of common shares used in basic EPS	13,156,952	13,394,854
Effect of dilutive stock options	348,899	439,265
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,505,851	13,834,119

At December 31, 2002 there were 20,855 option shares that were excluded from the calculation of diluted earnings per share because the exercise price of $29.35 was greater than the average market price of the common shares.

C. COMPREHENSIVE INCOME

Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the three months ended December 31, 2002 and 2001 amounted to $6,511,000 and $6,880,000, respectively.

The Corporation's "other comprehensive income (loss)" for the three months ended December 31, 2002 and 2001 and "accumulated other comprehensive income" as of December 31, 2002 and 2001 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended December 31, 2002 and 2001 follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Unrealized holding gains arising during period, net of tax	$ 13	$ 91
Less reclassification adjustment for realized gains, net of tax	210	15
Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$ (197)	$ 76

D. NATURE OF OPERATIONS

First Financial is a savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. The Company has a total of 44 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

E. MERGERS AND ACQUISITIONS

On August 12, 2002, First Financial acquired Johnson Insurance Associates, Inc., an independent insurance agency based in Columbia, South Carolina. The Company also acquired Benefit Administrators, Inc., an affiliated company providing third party administrative services for self-insured health insurance plans. Goodwill and other intangibles approximating $4.3 million were recorded in this transaction. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

On May 31, 2001, First Financial acquired certain assets of Kinghorn Insurance Agency, a Hilton Head-based independent insurance agency. Goodwill and other intangibles approximating $8.8 million were recorded in the transaction. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

F. DERIVATIVES AND FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at December 31, 2002: commitments to originate fixed-rate residential loans held for sale and forward sales commitments.

The Company originates certain fixed-rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitments to originate fixed-rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed-rate conforming loans totaled $60.7 million at December 31, 2002. The fair value of these commitments was an asset of $1.3 million at December 31, 2002. The forward sales commitments totaled $116.9 million at December 31, 2002. The fair value of these commitments was an asset of $349 thousand at December 31, 2002.

G. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations" required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired. The Company did not make any adjustments to amortization periods during the three months ended December 31, 2001.

Intangible assets which are comprised of customer list intangibles, are summarized as follows:

	For the Quarter Ended December 31,
	2002	2001
Balance at the beginning of period	$ 1,979	$ 1,852
Customer list intangible	-	-
Amortization	(66)	(75)
Balance at end of period	1,913	1,777

The Company expects to record amortization expense related to intangibles of $360 thousand during fiscal 2003 and approximates amortization expense in fiscal years 2004 through 2009 ranging from $360 thousand to $60 thousand.

The following summarizes the changes in the carrying amount of goodwill related to insurance operations acquired for the quarters ended December 31, 2002 and 2001:

	For the Quarter Ended December 31,
	2002	2001
Balance at the beginning of period	$ 13,240	$ 8,833
Goodwill acquired during the period	82	-
Amortization	-	-
Balance at end of period	13,322	8,833

H. MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $9.9 million, $9.1 million and $8.4 million at December 31, 2002, September 30, 2002 and December 31, 2001, respectively. Amortization expense for MSRs totaled $658 thousand and $382 thousand for the three months ended December 31, 2002 and 2001, respectively. The impairment adjustments to MSRs for the three months ended December 31, 2002 and 2001 were $192 thousand and $0, respectively. A valuation allowance for impairment totaling $1.1 million was required at December 31, 2002, increasing from a valuation allowance of $879 thousand required at September 30, 2002. No valuation allowance for impairment was required at December 31, 2001.

The estimated amortization expense for MSRs for the years ended September 30 are as follows: $2.4 million for 2003, $2.4 million for 2004, $2.0 million for 2005, $1.5 million for 2006, and $3.3 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.

I. STOCK-BASED COMPENSATION

At December 31, 2002, the Company had four stock-based employee and director option plans, which are described more fully in Note 14 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

	December 31, 2002	December 31, 2001
Net income, as reported	$ 6,708	$ 6,804
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all rewards, net of related tax effects.	(165)	(199)
Pro forma net income	$ 6 ,543	$ 6,605

Earnings per share:
Basic - as reported	$ 0.51	$ 0.51

Basic - pro forma	$ 0.50	$ 0.49

Diluted - as reported	$ 0.50	$ 0.49

Diluted - pro forma	$ 0.48	$ 0.48

The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

GENERAL

Net income for the quarter ended December 31, 2002 decreased 1.4% to $6.7 million from net income of $6.8 million in the comparable quarter in 2001. Basic earnings per common share remained at $.51 for the current quarter compared to the December 2001 quarter. On a diluted basis, earnings per common share increased to $.50 from $.49 in the comparable period. Net income during the December 31, 2002 quarter decreased slightly as a result of several factors, including a $91 thousand decrease in net interest income offset by a $31 thousand reduction in provision for loan losses. Gains on the sale of loans, investments and mortgage-backed securities increased $1.1 million in the December quarter over results one year ago. Other income in the December 2002 quarter also included a gain of approximately $280 thousand related to the sale of Company property. The primary increase in operating costs was a $1.6 million increase in salaries and employee benefits due partially to an increase in employee group insurance expense of approximately $500 thousand, cost of living increases in compensation, and growth in the insurance operations which added approximately $360 thousand in compensation and benefit costs on a comparative basis.

During the quarter ended March 31, 2002, the Company announced the adoption of a plan to consolidate its wholly-owned banking subsidiaries, First Federal and Peoples Federal, into one entity to operate under the name of "First Federal." After approval from the regulators the consolidation was completed on August 30, 2002.

CRITICAL ACCOUNTING POLICY

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

The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At December 31, 2002, the Company had no interests in non-consolidated special purpose entities.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2002, commercial and retail loan commitments totaled $45.2 million. Unused business, personal and credit card lines, which totaled $279.7 million at December 31, 2002, are generally for short-term borrowings.

A financial standby letter of credit is an irrevocable undertaking to guarantee payment of a specified financial obligation. Standby letters of credit totaled $1.5 million at December 31, 2002.

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

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.2 billion at December 31, 2002. During the three months ended December 31, 2002 assets decreased $39.8 million, or 7.0% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash, deposits in transit and interest-bearing deposits totaled $83.0 million at December 31, 2002. Investment balances increased in the current three months by $10.3 million principally due to purchases exceeding maturities. The Company's mortgage-backed securities decreased to $130.8 million, principally due to $22.5 million in repayments and $5.0 million in sales of mortgage-backed securities. The decrease was offset by a $24.7 million purchase of mortgage-backed securities.

Loans Receivable

Net loans receivable, including loans held for sale, totaled $1.9 billion at December 31, 2002, decreasing $44.5 million from September 30, 2002. Due to continued increases in loan originations of fixed-rate, residential mortgage loans earmarked for sale into the secondary market, approximately $45 million more loans were sold during the quarter ended December 31, 2002 than during the same period last year. The principal use of the Company's funds has traditionally been the origination of mortgage and other loans for its loan portfolio. The Company's net decrease in loan balances due to cash flows totaled $44.5 million during the three months ended December 31, 2002. Approximately $129.1 million of single-family loans were also originated for sale in the secondary market during the three months ended December 31, 2002. Sales of mortgage loans totaled $126.8 million in the first three months of fiscal 2003.

The following table summarizes the composition of the Company's gross loan portfolio, including loans in process (amounts in thousands):

	December 31, 2002	September 30, 2002	December 31, 2001
Residential (1-4 family)	$ 1,175,651	$ 1,220,461	$ 1,264,138
Other residential	27,191	39,255	45,495
Land and lots	58,600	76,494	86,303
Commercial real estate	131,488	139,987	131,510
Consumer	375,311	373,707	347,481
Commercial business	164,069	114,684	98,637
Total gross loans	$ 1,932,310	$ 1,964,588	$ 1,973,564

 The Company continues to emphasize the origination of consumer and small business loans. Outstanding commitments to originate mortgage loans and to fund the undisbursed portion of construction loans amounted to $76.9 million at December 31, 2002. Unused lines of credit on equity loans, consumer loans, credit cards and commercial loans totaled $279.7 million as of December 31, 2002.

The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. In recent years, the Company also added second mortgage and mobile home lending programs on a correspondent basis. Based on market conditions, the Company recently suspended its correspondent second mortgage program.

Asset Quality

The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	December 31, 2002	September 30, 2002	December 31, 2001
Non-accrual loans	$ 12,160	$ 11,860	$ 12,358
Loans 90 days or more delinquent (1)	17	29	48
Renegotiated loans	304	305	2,696
Real estate and other assets acquired in settlement of loans	3,323	2,913	3,930
Total	$ 15,804	$ 15,107	$ 19,032
As a percent of net loans and real estate owned	0.84%	0.78%	0.98%
As a percent of total assets	0.71%	0.67%	0.82%
(1) The Company continues to accrue interest on these loans.

Problem assets increased $697 thousand during the three months ended December 31, 2002. The majority of the increase was in non-accrual loans, which increased $300 thousand and an increase in real estate and other assets acquired in settlement of loans of $410 thousand. The increase in non-accrual loans was principally related to an increase in delinquent commercial business loans.

Similar to other parts of the country, the markets served by the Company are experiencing a moderately slowing economy with higher bankruptcy filings and higher delinquency rates. The Company's largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company's residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

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

Following is a summary of the reserve for loan losses for the three months ended December 31, 2002 and December 31, 2001 (amounts in thousands):

	2002	2001
Balance at beginning of year	$ 15,824	$ 15,943
Provision charged to operations	1,485	1,516
Recoveries of loans previously charged-off	92	118
Loan losses charged to reserves	(1,742)	(1,433)
Balance at end of period	$ 15,659	$ 16,144

 Net charge-offs totaled $1.7 million in the current three months compared to $1.3 million in the comparable three months in fiscal 2002. Consumer net charge-offs remained the same at $1.1 million compared with the comparable three months in fiscal 2002. Real Estate and Commercial loan net charge-offs increased to $362 thousand and $158 thousand, respectively, in the current three months, compared with $114 thousand and $149 thousand, respectively, in the three months ended December 31, 2001. Annualized net charge-offs as a percentage of average net loans increased to .35% for the three months ended December 31, 2002 from .27% in the three months ended December 31, 2001. Due to current economic conditions, the Company expects charge-off levels to remain above historical levels.

The Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans. As balances of these loans increase in the Company's loan portfolio, management expects net loan charge-offs will increase.

The Company's impaired loans totaled $3.5 million at December 31, 2002, $3.1 million at September 30, 2002 and $3.5 million at December 31, 2001. The increase in the current three months is principally attributable to several commercial business loans.

Deposits and Borrowings

 First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2002		September 30, 2002		December 31, 2001
	Balance	% of Total	Balance	%of Total	Balance	% of Total
Checking accounts	$ 340,230	23.59%	$ 327,503	22.74%	$ 351,022	24.92%
Statement and other accounts	133,144	9.23	136,399	9.47	117,670	8.36
Money market accounts	304,599	21.12	317,849	22.07	242,006	17.18
Certificate accounts	664,337	46.06	658,520	45.72	697,803	49.54
Total deposits	$ 1,442,310	100.00%	$ 1,440,271	100.00%	$ 1,408,501	100.00%

Deposits increased $2.0 million during the three months ended December 31, 2002, principally as a result of increases to checking accounts and certificate accounts with an offset from decreases in statement and other accounts and money market accounts. Higher repayment of loans along with less growth in loans has enabled the Company to reduce net borrowed funds by $21.0 million during the first quarter of fiscal 2003.

Stockholders' Equity

Stockholders' equity decreased $592 thousand during the first quarter of fiscal 2003 to total $165.1 million at December 31, 2002. The Company's capital ratio, total capital to total assets, was 7.42% at December 31, 2002, compared to 7.31% at September 30, 2002. During the three months, the Company increased its dividend to stockholders to $.19 compared with $.17 per share in the first three months of fiscal 2002. During the first quarter of fiscal 2003 the Company announced approval of a stock repurchase program to acquire up to 650,000 shares of Common Stock. During the first three months of fiscal 2003 the Company had purchased approximately 202 thousand shares under this program at a cost of $5.1 million.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2002, the association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Associations must maintain core and risk-based capital ratios of at least 5.0% and 10.0%, respectively.

The following table summarizes the capital requirements for First Federal as well as its' capital position at December 31, 2002:

	First Federal
		Percent of
	Amount	Assets
	(Amounts in thousands)
Tangible capital	$ 160,251	7.31
Tangible capital requirement	32,879	1.50
Excess	$ 127,372	5.81%

Core capital	$ 160,251	7.31
Core capital requirement	87,676	4.00
Excess	$ 72,575	3.31%

Risk-based capital(a)	$ 174,389	10.32
Minimum risk-based capital requirement(a)	123,295	8.00
Excess(a)	$ 51,094	2.32%
(a) Based on total risk-weighted assets.

For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2002.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

The Company's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Company at December 31, 2002, estimates that an additional $165 million of funding is available. At December 31, 2002, the Company has approximately $87.5 million of unpledged investments and mortgage-backed securities available for sale. These investments are available should deposit cash flows and other funding be reduced in any given period.

During the current three months the Company experienced a net cash inflow from investing activities of $36.7 million, consisting principally of repayments of mortgage-backed securities of $22.5 million, net decrease of $44.5 million in loan growth offset by purchases of investments and mortgage-backed securities available for sale of $35 million. The Company experienced cash outflows of $10.7 million and $30.9 million from operating activities and financing activities, respectively. Financing activities consisted principally of repayments of $21 million in FHLB advances, decrease in advances by borrowers for taxes and insurance of $4.8 million, dividends paid of $2.5 million and purchase of treasury stock of $5.1 million during the first quarter of the 2003 fiscal year.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Association, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its future funding needs include (i) dividends from First Federal; (ii) payments from existing cash reserves and sales of marketable securities; (iii) interest on its investment securities; and (iv) advances on a bank line of credit.

First Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's ability to make distributions may also depend on it's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2002.

Asset/Liability Management

The Company's Asset and Liability Committee establishes policies and monitors results to control interest rate sensitivity. Although the Company utilizes measures such as static gap, which is simply the measurement of the difference between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, just as important a process is the evaluation of how particular assets and liabilities are impacted by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance mix assumptions. These projections enable the Company to adjust its strategies to lessen the impact of significant interest rate fluctuations.

The following table is a summary of the Company's one year gap at December 31, 2002 (amounts in thousands):

December 31, 2002
Interest-earning assets maturing or repricing within one year	$ 841,686
Interest-bearing liabilities maturing or repricing within one year	1,048,965
Cumulative gap	$ (207,279)

Gap as a percent of total assets	(9.32)%

The Company's one year gap as a percent of total assets changed from (5.0%) to (9.3%) during the current three months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. In addition, convertible advances are shown in the table at the earliest of potential call date or maturity date.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING DECEMBER 31, 2002 AND 2001

Net Interest Income

First Financial's net interest income for the three months ending December 31, 2002 was $20.4 million compared with $20.5 million for the comparable quarter in fiscal 2002. The gross interest margin increased from 3.63% during the quarter ended December 31, 2001 to 3.77% during the quarter ended December 31, 2002. The net interest margin increased to 3.86% from 3.75% in the prior year's quarter. Beginning in June of 1999, the Federal Reserve Open Market

Committee ("FOMC") raised short-term interest rates in six stages totaling 175 basis points. Beginning in January 2001 and through the end of the December 2001 quarter, the FOMC reversed its course and cut interest rates 475 basis points. These actions have resulted in a more favorable interest rate environment for the operations of the Company. During the quarter ended December 31, 2002, the FMOC cut interest rates 50 basis points.

Because of the short-term nature of the Company's liability funding, recent declines in interest rates have beneficially affected the average cost of interest-bearing liabilities, leading to a decline of 77 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 63 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended December 31,
	2002		2001
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$2,063,911	6.87%	$2,128,159	7.49%
Investments and other interest-earning assets	48,936	3.80%	53,541	4.87
Total interest-earning assets	$2,112,847	6.80%	$2,181,700	7.43%

Deposits	$1,444,628	2.22%	$1,406,609	3.40%
Borrowings	590,761	5.00	685,209	4.63
Total interest-bearing liabilities	$2,035,389	3.03%	$2,091,818	3.80%

Gross interest margin		3.77%		3.63%
Net interest margin		3.86%		3.75%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended December 31
	2002 versus 2001
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (871)	$ (3,568)	$ (4,439)
Investments and other interest-earning assets	(49)	(136)	(185)
Total interest income	(920)	(3,704)	(4,624)
Interest expense:
Deposits	318	(4,296)	(3,978)
Borrowings	(1,161)	606	(555)
Total interest expense	(843)	(3,690)	(4,533)
Net interest income	$ (77)	$ (14)	$ (91)

Average balances of interest-earning assets and interest bearing liabilities decreased from $2.2 and $2.1 billion, respectively, at December 31, 2001 to $2.1 and $2.0 billion, respectively, at December 31, 2002, as volume contributed a $77 thousand decrease in net interest income. Rate decreases on both assets and liabilities contributed a $14 thousand decrease in net interest income.

With market interest rates at the lowest levels in many years, further declines may not result in the magnitude of change in asset and liability pricing experienced under more historical market conditions and would actually be expected to adversely affect the Company's net interest margin. Core deposits may have already priced to potential floor levels, making it unlikely that the Company will have the ability to adjust core deposits accounts by the magnitude of any further rate declines. In a stable to a declining rate environment, the Company expects that adjustable rate loans will gradually continue to reprice lower in reaction to declining values of market indices to which they are tied.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses remained the same at $1.5 million, compared to the same period in the previous year. Net charge-offs for the current quarter totaled $1.7 million compared with $1.3 million in the comparable quarter in fiscal 2002. Total loan loss reserves as of December 31, 2002 were $15.7 million, or .83% of the total net loan portfolio compared with $16.1 million, or .84% of the total net loan portfolio at December 31, 2001.

Other Income/Non-Interest Expenses

Total other income increased $2.1 million, or 28.8%, in the December 31, 2002 quarter compared to the December 31, 2001 quarter. Gains from the sales of loans held for sale totaled $2.0 million during the quarter as compared with $1.2 million for the same period a year ago. The increase in gains on sales of loans in the current quarter and higher levels of gains in several previous quarters are directly attributable to the increased originations of fixed-rate mortgages and the level of mortgage refinances resulting from low mortgage loan interest rates. Should interest rates increase, the level of originations and refinances of fixed-rate mortgages may decline and gains on sales of such loans may be significantly lower than recent results. Fees on deposit accounts improved by 13.1% to $2.7 million in the quarter ended December 31, 2002 as compared with the quarter ended December 31, 2001. Commissions on insurance improved $778 thousand, or approximately 41.9%, during the current quarter compared to the comparable quarter ended December 31, 2001. This increase was principally attributable to the acquisition of the operations in August 2002 of Johnson Insurance of Columbia, South Carolina. Loan servicing fees totaled $71 thousand for the quarter ended December 31, 2002 compared to $470 thousand for the comparable quarter ended December 31, 2001. Due to increased loan prepayment speeds attributable to current market interest rates, amortization expense on mortgage servicing rights increased $276 thousand in the current quarter compared with the December 31, 2001 quarter. Additionally, the Company recorded an increase of $192 thousand in its impairment reserve against the carrying value of originated mortgage servicing rights in the quarter ended December 31, 2002. Other income increased $343 thousand during the current quarter as a gain of approximately $280 thousand related to the sale of Company property was recorded during the quarter.

Non-interest expense increased $2.1 million, or 13.5%, during the current quarter. The primary increase in non-interest expense was a $1.6 million increase in salaries and employee benefits due partially to an increase in employee group insurance expense of approximately $500 thousand, cost of living increases in compensation, and growth in insurance operations which added approximately $360 thousand in compensation and benefit costs.

Income Tax Expense

During the first quarter of fiscal 2003 and 2002 the Company's effective tax rate approximated 35.7% and 35.5%, respectively. The actual tax provision was $3.7 million in both periods.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposed transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement as of October 1, 2002 with no impact on its consolidated financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements no. 72 and 144 and FASB Interpretation No. 9." SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002. The adoption of SFAS 147 had no material effect on the Company.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the quarters ended December 31, 2002 and December 31, 2001, respectively in Note I of Notes to Consolidated Financial Statements.

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

As of December 31, 2002, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this Quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

In the quarter ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, it's internal controls or other factors that could significantly affect those controls.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, A. Thomas Hood, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of First Financial Holdings, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 14, 2003	/s/	A. Thomas Hood
A. Thomas Hood
Chief Executive Officer
First Financial Holdings, Inc.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, Susan E. Baham, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of First Financial Holdings, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 14, 2003	/s/	Susan E. Baham
Susan E. Baham
Chief Financial Officer
(principal financial officer)
First Financial Holdings, Inc.

FIRST FINANCIAL HOLDINGS, INC.
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

Item 6 - Exhibits and Report on Form 8-K.

Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.7)	Amendment to Registrants Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
24
(10.16)	2001 Stock Option Plan (16)
(22)	Subsidiaries of the Registrant (4)
(23)	Consent of Independent Auditors (17)
(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.
(17)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002

Report on Form 8-K

On January 16, 2003, the Company filed a Form 8-K announcing the earnings release dated January 16, 2003, which included selected financial data for the quarter ended December 31, 2002 and for other selected periods.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 14, 2003	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal Accounting Officer

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST FINANCIAL HOLDINGS, INC.

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

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

Dated: February 14, 2003