Form 10-Q
period 2003-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2003-05-15
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at
Common Stock	April 30, 2003

$.01 Par Value	12,659,153

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I - CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at March 31, 2003 and September 30, 2002

	Consolidated Statements of Income for the Three	2
	Months Ended March 31, 2003 and 2002

	Consolidated Statements of Income for the Six	3
	Months Ended March 31, 2003 and 2002

	Consolidated Statements of Cash Flows for the	4
	Six Months Ended March 31, 2003 and 2002

	Notes to Consolidated Financial Statements	5-10

2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-25

3.	Quantitative and Qualitative Disclosures About Market Risk	25

4.	Controls and Procedures	25-28

PART II - OTHER INFORMATION

Item

1.	Legal Proceedings	29

4.	Submission of Matters to a Vote of Security Holders	29

6.	Exhibits and Report on Form 8-K	30-31

SIGNATURES		32

EXHIBIT 99.1 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND		33
	CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2003	2002
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 84,058	$ 87,884
Investments available for sale, at fair value	11,841	7,285
Investment in capital stock of FHLB, at cost	26,900	29,750
Loans receivable, net of allowance of $15,457 and $15,824	1,807,159	1,884,378
Loans held for sale	22,902	40,450
Mortgage-backed securities available for sale, at fair value	175,663	133,568
Accrued interest receivable	10,262	11,242
Office properties and equipment, net	35,217	33,545
Real estate and other assets acquired in settlement of loans	3,539	2,913
Other assets	36,564	33,659
Total assets	$ 2,214,105	$ 2,264,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,446,417	$ 1,440,271
Advances from Federal Home Loan Bank	538,000	577,000
Other short-term borrowings	26,805	26,907
Advances by borrowers for taxes and insurance	2,634	5,633
Outstanding checks	17,420	22,447
Accounts payable and other liabilities	21,392	26,768
Total liabilities	2,052,668	2,099,026

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,789,587 and 15,733,398 shares at March 31, 2003
and September 30, 2002, respectively	158	157
Additional paid-in capital	39,604	38,656
Retained income, substantially restricted	167,573	158,680
Accumulated other comprehensive income	1,422	2,226
Treasury stock at cost, 3,066,714 and 2,537,535 shares at March 31,
2003 and September 30, 2002, respectively	(47,320)	(34,071)
Total stockholders' equity	161,437	165,648
Total liabilities and stockholders' equity	$ 2,214,105	$ 2,264,674

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2003	2002
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 33,422	$ 37,961
Interest and dividends on investments	382	562
Other	30	68
Total interest income	33,834	38,591
INTEREST EXPENSE
Interest on deposits	7,134	10,031
Interest on borrowed money	7,010	7,554
Total interest expense	14,144	17,585
NET INTEREST INCOME	19,690	21,006
Provision for loan losses	1,650	1,500
Net interest income after provision for loan losses	18,040	19,506
OTHER INCOME
Net gain on sale of loans	2,550	818
Net gain on sale of investment and mortgage-backed securities	860
Brokerage fees	629	567
Commissions on insurance	3,885	3,138
Other agency income	257
Service charges and fees on deposit accounts	2,506	2,192
Loan servicing operations, net	(1,067)	513
Real estate operations, net	(201)	(198)
Other	1,069	853
Total other income	10,488	7,883
NON-INTEREST EXPENSE
Salaries and employee benefits	10,891	9,523
Occupancy costs	1,263	1,187
Marketing	386	330
Depreciation, amortization, rental and maintenance of equipment	1,329	1,158
FDIC insurance premiums	64	69
Other	3,398	3,474
Total non-interest expense	17,331	15,741
Income before income taxes	11,197	11,648
Income tax expense	4,028	4,140
NET INCOME	$ 7,169	$ 7,508

NET INCOME PER COMMON SHARE	$ 0.55	$ 0.56

NET INCOME PER COMMON SHARE DILUTED	$ 0.54	$ 0.54

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2003	2002
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 68,856	$ 77,834
Interest and dividends on investments	823	1,147
Other	73	152
Total interest income	69,752	79,133
INTEREST EXPENSE
Interest on deposits	15,216	22,091
Interest on borrowed money	14,461	15,560
Total interest expense	29,677	37,651
NET INTEREST INCOME	40,075	41,482
Provision for loan losses	3,135	3,016
Net interest income after provision for loan losses	36,940	38,466
OTHER INCOME
Net gain on sale of loans	4,562	1,991
Net gain on sale of investment and mortgage-backed securities	1,186	25
Brokerage fees	1,024	1,038
Commissions on insurance	6,269	4,996
Other agency income	509
Service charges and fees on deposit accounts	5,183	4,560
Loan servicing operations, net	(996)	983
Real estate operations, net	(358)	(317)
Other	2,314	1,754
Total other income	19,693	15,030
NON-INTEREST EXPENSE
Salaries and employee benefits	21,994	18,997
Occupancy costs	2,587	2,506
Marketing	800	810
Depreciation, amortization, rental and maintenance of equipment	2,705	2,334
FDIC insurance premiums	126	135
Other	6,791	6,525
Total non-interest expense	35,003	31,307
Income before income taxes	21,630	22,189
Income tax expense	7,753	7,877
NET INCOME	$ 13,877	$ 14,312

NET INCOME PER COMMON SHARE	$ 1.06	$ 1.07

NET INCOME PER COMMON SHARE DILUTED	$ 1.04	$ 1.03

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,
	2003	2002
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 13,877	$ 14,312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,034	1,938
Gain on sale of loans, net	(4,562)	(1,991)
Gain on sale of investments and mortgage-backed securities, net	(1,186)	(25)
Loss on sale of real estate owned, net	60	22
(Gain) loss on sale of property and equipment, net	(265)	23
Amortization of unearned discounts/premiums on investments	(351)	175
Decrease in deferred loan fees and discounts	(471)	(66)
(Increase) Decrease in accrued interest receivable and other assets	(1,925)	801
Provision for loan losses	3,135	3,016
Write down of real estate acquired in settlement of loans	16	27
Proceeds from sales of loans held for sale	269,663	195,506
Origination of loans held for sale	(247,553)	(199,283)
Decrease in accounts payable and other liabilities	(9,891)	(13,322)
Net cash provided by operating activities	22,581	1,133
INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale		2,247
Net purchase of investments available for sale	(4,588)	(6,368)
Redemption (purchase) of FHLB stock	2,850	(600)
Decrease in loans, net	71,813	5,653
Proceeds from sale of mortgage-backed securities available for sale	20,730	1,339
Repayments on mortgage-backed securities available for sale	45,084	39,861
Purchase of mortgage-backed securities available for sale	(107,656)	(12,620)
Proceeds from the sales of real estate owned	2,040	786
Net purchase of office properties and equipment	(3,441)	(1,445)
Net cash provided by investing activities	26,832	28,853
FINANCING ACTIVITIES
Net increase in deposit accounts	6,146	27,913
Net (repayments) proceeds of FHLB advances	(39,000)	18,000
Decrease in securities sold under agreements to repurchase		(66,316)
Decrease in other borrowed money	(102)
Decrease in advances by borrowers for taxes and insurance	(2,999)	(3,259)
Proceeds from exercise of stock options	949	1,810
Dividends paid	(4,984)	(4,559)
Treasury stock purchased	(13,249)	(3,181)
Net cash used by financing activities	(53,239)	(29,592)
Net (decrease) increase in cash and cash equivalents	(3,826)	394
Cash and cash equivalents at beginning of period	87,884	97,554
Cash and cash equivalents at end of period	$ 84,058	$ 97,948
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 33,126	$ 43,095
Income taxes	7,300	12,952
Loans foreclosed	2,742	1,668
Unrealized losses on securities available for sale, net of applicable income taxes	(804)	(320)

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

B. EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Quarter Ended March 31,
	2003	2002

Weighted average number of common shares used in basic EPS	12,931,322	13,395,627
Effect of dilutive stock options	317,251	456,666
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,248,573	13,852,293

	Six Months Ended March 31,
	2003	2002

Weighted average number of common shares used in basic EPS	13,045,377	13,395,236
Effect of dilutive stock options	333,075	447,966
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,378,452	13,843,202

At March 31, 2003 there were 157,130 option shares that were excluded from the calculation of diluted earnings per share because the exercise price of $25 to $29.35 was greater than the average market price of the common shares.

C. COMPREHENSIVE INCOME

Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the six months ended March 31, 2003 and 2002 amounted to $13,073,000 and $13,992,000, respectively.

The Company's "other comprehensive income (loss)" for the six months ended March 31, 2003 and 2002 and "accumulated other comprehensive income" as of March 31, 2003 and September 30, 2002 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the six months ended March 31, 2003 and 2002 follows (in thousands):

	Six Months Ended March 31,
	2003	2002
Unrealized holding losses arising during period, net of tax	$ (43)	$ (304)
Less reclassification adjustment for gains included in net income,
net of tax	761	16
Unrealized losses on securities available for sale,
net of applicable income taxes	$ (804)	$ (320)

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

E. MERGERS AND ACQUISITIONS

On March 21, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. Goodwill and other intangibles approximating $650,000 were recorded in this transaction. First Financial is in the process of determining the fair market value of the customer list; thus the allocation of the purchase price is subject to adjustments. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

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

The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at March 31, 2003: commitments to originate fixed rate residential loans held for sale and forward sales commitments.

The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $63.6 million at March 31, 2003. The fair value of these commitments was an asset of $1.4 million at March 31, 2003. The forward sales commitments totaled $84.2 million at March 31, 2003. The fair value of these commitments was an asset of $833 thousand at March 31, 2003.

G. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets which are comprised of customer list intangibles, are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Balance at beginning of period	$ 1,913	$ 1,777
Customer list intangible
Amortization	(114)	(75)
Balance at end of period	$ 1,799	$ 1,702

	Six Months Ended March 31,
	2003	2002
Balance at beginning of year	$ 1,979	$ 1,852
Customer list intangible
Amortization	(180)	(150)
Balance at end of period	$ 1,799	$ 1,702

The Company expects to record amortization expense related to intangibles of $360 thousand during fiscal 2003 and approximates amortization expense in fiscal years 2004 through 2009 ranging from $360 thousand to $60 thousand.

The changes in the carrying amount of goodwill related to insurance operations are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Balance at beginning of period	$ 13,322	$ 8,833
Goodwill acquired during the period	650
Balance at end of period	$ 13,972	$ 8,833

	Six Months Ended March 31,
	2003	2002
Balance at beginning of year	$ 13,240	$ 8,833
Goodwill acquired during the period	732
Balance at end of period	$ 13,972	$ 8,833

H. MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $9.6 million, $9.1 million and $9.4 million at March 31, 2003, September 30, 2002 and March 31, 2002, respectively. Amortization expense for MSRs totaled $746 thousand and $358 thousand for the three months ended March 31, 2003 and 2002, respectively. Amortization expense for MSRs totaled $1.4 million and $741 thousand for the six months ended March 31, 2003 and 2002, respectively. The impairment adjustments to MSRs for the six months ended March 31, 2003 and 2002 were $1.5 million and

$0, respectively. A valuation allowance for impairment totaling $2.4 million was required at March 31, 2003, increasing from a valuation allowance of $1.1 million required at December 31, 2002. No valuation allowance for impairment was required at March 31, 2002.

The estimated amortization expense for MSRs for the years ended September 30 are as follows: $3.2 million for 2003, $2.9 million for 2004, $2.3 million for 2005, $1.7 million for 2006, and $3.3 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.

I. STOCK-BASED COMPENSATION

At March 31, 2003, the Company had four stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's 10-K for September 30, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net income, as reported	$ 7,169	$ 7,508	$ 13,877	$ 14,312
Deduct: Total stock-based employee and
director compensation expense determined under fair value based method for all awards, net of related tax effects	(164)	(199)	(329)	(400)
Pro forma net income	$ 7,005	$ 7,309	$ 13,548	$ 13,912

Earnings per share:
Basic - as reported	$ 0.55	$ 0.56	$ 1.06	$ 1.07

Basic - pro forma	$ 0.54	$ 0.55	$ 1.04	$ 1.04

Diluted - as reported	$ 0.54	$ 0.54	$ 1.04	$ 1.03

Diluted - pro forma	$ 0.53	$ 0.53	$ 1.01	$ 1.00

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

GENERAL

Net income for the quarter ended March 31, 2003 decreased 4.5% to $7.2 million from net income of $7.5 million in the comparable quarter in 2002. Basic earnings per common share decreased to $.55 for the current quarter compared to $.56 in the March 2002 quarter. On a diluted basis, earnings per common share remained at $.54 as in the comparable period. Net income during the March 2003 quarter compared to the March 2002 quarter decreased as a result of several factors. Net interest income amounted to $19.7 million for the second quarter of fiscal 2003, a decline of $1.3 million, or 6.3%, compared to the comparable quarter in fiscal 2002. Noninterest income totaled $10.5 million in the March 2003 quarter compared with $7.9 million in the March 2002 quarter. This $2.6 million net increase was principally attributable to an increase of $1.7 million in gains on the sale of loans, an increase of $860 thousand in gains on the sale of investment and mortgage-backed securities and growth of $1.0 million in insurance commissions and other agency revenues, offset partially by a $1.6 million decline in mortgage servicing fees due mainly to a $1.3 million impairment charge related to the valuation of mortgage loan servicing rights. Operating costs also increased by $1.6 million in the March 2003 quarter over the comparable quarter in 2002. The primary increase in operating costs was a $1.4 million increase in salaries and employee benefits, attributable partially to higher expenses related to the Company's employee group insurance and to growth in insurance operations.

In the first six months of fiscal 2003, First Financial earned $13.9 million compared with $14.3 million in the first six months of fiscal 2002. Year-to-date earnings per common share decreased to $1.06 compared with $1.07 in 2002. Diluted earnings per common share improved to $1.04 in the March 2003 quarter from $1.03 in the comparable quarter in 2002.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At March 31, 2003, the Company had no interests in non-consolidated special purpose entities.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2003, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $79.5 million. Unused business, personal and credit card lines, which totaled $271.7 million at March 31, 2003, are generally for short-term borrowings.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of the standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. The collateral is generally cash, although existing lines of credit are sometimes used. Commitments under standby letters of credit are usually for one year or less. At March 31, 2003, the Company determined that deferred fees received on standby letters of credit are not material to the financial statements. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 was $2.2 million.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note F in the Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Consolidated assets of the Company totaled approximately $2.2 billion at March 31, 2003. During the six months ended March 31, 2003 assets decreased $50.6 million, or 4.5% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

Cash, deposits in transit and interest-bearing deposits totaled $84.1 million at March 31, 2003. Investment balances increased in the current six months to $11.8 million principally due to purchases exceeding maturities. The Company's balances in mortgage-backed securities increased to $175.7 million, principally due to $107.7 million in purchases of mortgage-backed securities offset by $45.1 million in repayments and $20.7 million in sales of mortgage-backed securities.

Loans Receivable

Net loans receivable, including loans held for sale, totaled $1.8 billion at March 31, 2003, decreasing $94.8 million from September 30, 2002. As a result of historically low interest rates, consumer preference for mortgage products has shifted to fixed-rate residential loan products resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. Although the Company's most significant investment activity historically has been growth in loans, the Company loan balances declined from net cash flows totaling $71.8 million during the six months ended March 31, 2003. Mortgage banking activity resulted in the origination of $247.6 million of single-family loans and the sales of $265.1 million during the six months ended March 31, 2003, adding $22.1 million in net cash flows to operations.

The following table summarizes the composition of the Company's gross loan portfolio (amounts in thousands):

	March 31, 2003	September 30, 2002	March 31, 2002
Residential (1-4 family)	$ 1,115,872	$ 1,220,461	$ 1,217,242
Other residential	27,599	39,255	47,892
Land and lots	58,607	76,494	81,805
Commercial real estate	131,132	139,987	134,568
Consumer	378,674	373,707	351,411
Commercial business	162,298	114,684	105,288
Total gross loans	$ 1,874,182	$ 1,964,588	$ 1,938,206

The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. In recent years, the Company also added second mortgage and mobile home lending programs on a correspondent basis. Based on current market conditions, the Company recently suspended its correspondent second mortgage program.

Asset Quality

The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31, 2003	September 30, 2002	March 31, 2002
Non-accrual loans	$ 11,206	$ 11,860	$ 11,611
Loans 90 days or more delinquent (1)	22	29	36
Renegotiated loans	300	305	2,679
Real estate and other assets acquired in settlement of loans	3,539	2,913	4,417
Total	$ 15,067	$ 15,107	$ 18,743

As a percent of net loans and real estate owned	0.82%	0.78%	0.98%
As a percent of total assets	0.68%	0.67%	0.82%
(1) The Company continues to accrue interest on these loans.

Problem assets decreased $40 thousand during the six months ended March 31, 2003. The majority of the decrease was a combination of a decrease in non-accrual loans of $654 thousand and an increase in real estate and other assets acquired in settlement of loans of $626 thousand. The decrease in non-accrual loans during the six months ended March 31, 2003 was principally related to decreases in delinquent commercial business, land and mobile home loans partially offset by increases in residential (1-4 family) and construction (1-4 family) loans.

Similar to other parts of the country and as compared to previous periods, the Company is experiencing bankruptcy filings at elevated levels which has resulted in higher delinquency rates. The Company's largest concentration of loans is in the residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company's residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

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

Following is a summary of the reserve for loan losses for the six months ended March 31, 2003 and March 31, 2002 (amounts in thousands):

	2003	2002
Balance at beginning of year	$ 15,824	$ 15,943
Provision charged to operations	3,135	3,016
Recoveries of loans previously charged-off	223	293
Loan losses charged to reserves	(3,725)	(2,963)
Balance at end of period	$ 15,457	$ 16,289

Net charge-offs totaled $3.5 million in the current six months compared to $2.7 million in the comparable six months in fiscal 2002. Consumer net charge-offs increased to $2.3 million compared with $2.1 million in the prior period. Real Estate and Commercial loan net charge-offs increased by $368 thousand and $259 thousand, respectively, in the current six months. Annualized net charge-offs as a percentage of average net loans increased to .37% for the six months ended March 31, 2003 from .28% in the six months ended March 31, 2002. Due to current economic conditions, the Company expects charge-offs to remain above historical levels. However, the Company believes charge-offs during the remainder of fiscal 2003 may be moderately lower than the level incurred during the first half of the year.

Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans.

The Company's impaired loans totaled $2.9 million at March 31, 2003, $3.1 million at September 30, 2002 and $4.5 million at March 31, 2002.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2003		September 30, 2002		March 31, 2002
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Checking accounts	$ 355,962	24.61%	$ 327,503	22.74%	$ 340,403	23.91%
Statement and other accounts	139,600	9.65	136,399	9.47	127,028	8.92
Money market account	290,519	20.09	317,849	22.07	296,130	20.80
Certificate accounts	660,336	45.65	658,520	45.72	660,137	46.37
Total deposits	$ 1,446,417	100.00%	$ 1,440,271	100.00%	$1,423,698	100.00%

 Deposits increased $6.1 million during the six months ended March 31, 2003, principally as a result of increases to checking accounts, certificate accounts and statement and other accounts with an offset from decreases in money market accounts. Higher repayment of loans and increasing cash flows from loan sales have enabled the Company to reduce net borrowed funds by $39 million during the first half of fiscal 2003.

Stockholders' Equity

Stockholders' equity decreased $4.2 million during the first half of fiscal 2003 to total $161.4 million at March 31, 2003. The Company's capital ratio, total capital to total assets, was 7.29% at March 31, 2003, compared to 7.31% at September 30, 2002. During the six months, the Company increased its dividend to stockholders to $.38 compared with $.34 per share in the first six months of fiscal 2002. During the first quarter of fiscal 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock. During the first six months of fiscal 2003 the Company had purchased approximately 525 thousand shares under this program at a cost of approximately $13 million.

Regulatory Capital

Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2003, the association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

The following table summarizes the capital requirements for First Federal as well as its capital positions at March 31, 2003:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:
Tangible capital (to Total Assets)	$ 161,651	7.39%	$ 32,790	1.50%
Core capital (to Total Assets)	161,651	7.39	87,441	4.00	$ 109,302	5.00%
Tier I capital (to Risk-based Assets)	161,651	10.53			91,271	6.00
Risk-based capital (to Risk-based Assets)	175,657	11.55	121,695	8.00	152,118	10.00

For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2002.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

The Association is subject to federal regulations requiring the maintenance of adequate liquidity to assure safe and sound operations.

The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2003.

	At March 31, 2003
	Payments Due by Period
	(dollar amounts in thousands)
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
	(in thousands)
Certificate accounts	$ 226,578	$ 183,898	$ 133,143	$ 106,977	$ 9,740	$ 660,336
Borrowings	103,000	175,000	110,000		150,000	538,000
Operating leases	1,573	1,031	600	633	212	4,049
Total contractul obligations	$ 331,151	$ 359,929	$ 243,743	$ 107,610	$ 159,952	$ 1,202,385

The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at March 31, 2003, estimates that an additional $169.2 million of funding is available. At March 31, 2003, the Company has approximately $121.2 million of unpledged investments and mortgage-backed securities available for sale. These investments are available should deposit cash flows and other funding be reduced in any given period.

During the current six months the Company experienced a net cash inflow from investing activities of $26.8 million, consisting principally of a $71.8 million net decrease in loans, proceeds from sale of mortgage-backed securities available for sale of $20.7 million and repayments of mortgage-backed securities of $45.1 million offset by purchases of $107.7 million of mortgage-backed securities and $4.6 million of investments. The Company experienced cash inflows of $22.6 million from operating activities and cash outflows of $53.2 million from financing activities. Financing activities consisted principally of decreases in advances of $39.0 million, dividends paid of $5.0 million, treasury stock purchases of $13.2 million and deposit balances increasing $6.1 million during the first half of the 2003 fiscal year.

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

The following table is a summary of First Financial's one year gap at March 31, 2003 (amounts in thousands):

March 31, 2003
Interest-earning assets maturing or repricing within one year	$ 848,971
Interest-bearing liabilities maturing or repricing within one year	1,051,777
Cumulative gap	$ (202,806)

Gap as a percent of total assets	(9.16%)

The Company's one year gap as a percent of total assets changed from (5.0%) to (9.16%) during the current six months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized. After applying the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one year period and the Company's expectations at call dates of certain FHLB advances, the Company estimates it has a positive one-year gap position of 10.71% of assets at March 31, 2003.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING MARCH 31, 2003 AND 2002

Net Interest Income

First Financial's net interest income for the three months ending March 31, 2003 was $19.7 million compared with $21.0 million for the comparable quarter in fiscal 2002. The gross interest margin decreased from 3.71% during the quarter ended March 31, 2002 to 3.69% during the quarter ended March 31, 2003. The net yield on earning assets decreased to 3.80% from 3.87% in the prior year's quarter. With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities.  Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets.  The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets.  The Company also continues to have an active common stock repurchase program, which has reduced average earning assets.

Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 56 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 58 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Quarter Ended March 31,
	2003		2002
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Loans and mortgage-backed securities	$ 2,022,131	6.61%	$ 2,113,190	7.19%
Investments and other interest-earning assets	51,231	3.26	57,973	4.41
Total interest-earning assets	$ 2,073,362	6.53%	$ 2,171,163	7.11%

Deposits	$ 1,440,017	2.01%	$ 1,411,504	2.88%
Borrowings	578,765	4.92	688,083	4.45
Total interest-bearing liabilities	$ 2,018,782	2.84%	$ 2,099,587	3.40%

Gross interest margin		3.69%		3.71%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Quarter Ended March 31,
	2003 versus 2002
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (1,483)	$ (3,056)	$ (4,539)
Investments and other interest-earning assets	(47)	(171)	(218)
Total interest income	(1,530)	(3,227)	(4,757)
Interest expense:
Deposits	199	(3,096)	(2,897)
Borrowings	(1,284)	740	(544)
Total interest expense	(1,085)	(2,356)	(3,441)
Net interest income	$ (445)	$ (871)	$ (1,316)

Average balances of interest-earning assets and interest bearing liabilities decreased from $2.2 and $2.1 billion, respectively, at March 31, 2002 to $2.1 and $2.0 billion, respectively, at March 31, 2003, as volume contributed a $445 thousand decrease in net interest income. Rate decreases on both assets and liabilities contributed a $871 thousand decrease in net interest income. With market interest rates at the lowest levels in many years, further declines may not result in the magnitude of change in asset and liability pricing experienced under more historical market conditions and would actually be expected to adversely affect the Company's net interest margin. Core deposits may have already priced to potential floor levels, making it unlikely that the Company will have the ability to adjust core deposit accounts by the magnitude of any further rate declines. In a stable to a declining rate environment, the Company expects that adjustable rate loans will gradually continue to reprice lower in reaction to declining values of market indices to which they are tied.

Provision for Loan Losses

During the current quarter, First Financial's provision for loan losses totaled $1.7 million, compared to $1.5 million during the same period in the previous year. Net charge-offs for the current quarter totaled $1.9 million compared with $1.4 million in the comparable quarter in fiscal 2002. Total loan loss reserves as of March 31, 2003 were $15.5 million, or .84% of the total net loan portfolio compared with $16.3 million, or .86% of the total net loan portfolio at March 31, 2002.

Other Income/Non-Interest Expenses

Total other income increased $2.6 million, or 33.0%, in the March 31, 2003 quarter compared to the March 31, 2002 quarter. Gains from the sales of loans held for sale totaled $2.6 million during the quarter as compared with $818 thousand for the same period a year ago. The increase in gains on sales of loans in the current quarter and higher levels of gains in several previous quarters are directly attributable to the increased originations of fixed-rate mortgages and the level of mortgage refinances resulting from low mortgage loan interest rates. Should interest rates increase, the level of originations and refinances of fixed-rate mortgages may decline and gains on sales of such loans may be significantly lower than recent results. Fees on deposit accounts improved by 14.3% to $2.5 million in the quarter ended March 31, 2003 as compared with the quarter ended March 31, 2002. Commissions on insurance and other agency income improved $1.0 million, or approximately 32.0%, during the current quarter compared to the comparable quarter ended March 31, 2002. This increase was principally attributable to the acquisition of the operations in August 2002 of Johnson Insurance of Columbia, South Carolina. The Company received approximately $1.3 million in commissions in both the March 31, 2003 and 2002 quarters which represented a one time contingency commission income based on the previous year performance experience. Loan servicing expenses were $1.1 million for the quarter ended March 31, 2003 compared to $513 thousand in net revenues during the comparable quarter ended March 31, 2002 due mainly to a $1.3 million impairment adjustment on the value of mortgage loan servicing rights in the current quarter. Due to increased loan prepayment speeds attributable to current market interest rates, amortization expense on mortgage servicing rights increased $388 thousand in the current quarter compared with the March 31, 2002 quarter.

Non-interest expense increased $1.6 million, or 10.1%, during the current quarter. The primary increase in operating costs was a $1.4 million increase in salaries and employee benefits. This increase was principally due to the overall increase in employee compensation for the Company and also included the acquisition of Johnson Insurance Associates, Inc., which added approximately $453 thousand. Increases in employee group insurance expense added an additional $212 thousand, approximately.

Income Tax Expense

During the second quarter of fiscal 2003 and 2002 the Company's effective tax rate approximated 36.0% and 35.5%, respectively. The actual tax provision of $4.0 million resulted in a decrease of $112 thousand in the March 2003 quarter compared to the prior period.

COMPARISON OF OPERATING RESULTS

SIX MONTHS ENDING MARCH 31, 2003 AND 2002

Net Interest Income

First Financial's net interest income for the six months ending March 31, 2003 of $40.1 million decreased 3.4% from $41.5 million recorded in the comparable six months in fiscal 2002. The decline in net interest income was primarily attributable to the $81.8 million decline in average interest-earning assets with a corresponding decline of $68.6 million in average interest-bearing liabilities. The gross interest margin increased to 3.72% from 3.67% in the prior six months. The net margin also increased to 3.83% versus 3.81% in the six months ended March 31, 2002.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Six months Ended March 31,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans and mortgage-backed securities	$ 2,043,250	6.74%	$ 2,120,751	7.34%
Other interest-earning assets	51,666	3.48	55,939	4.59
Total interest-earning assets	$ 2,094,916	6.66%	$ 2,176,690	7.27%

Deposits	$ 1,442,006	2.12%	$ 1,408,849	3.14%
Borrowings	584,892	4.96	686,630	4.54
Total interest-bearing liabilities	$ 2,026,898	2.94%	$ 2,095,479	3.60%

Gross interest margin		3.72%		3.67%
Net interest margin		3.83%		3.81%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Six months Ended March 31,
	2003 versus 2002
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (2,371)	$ (6,607)	$ (8,978)
Investments and other interest-earning assets	(66)	(337)	(403)
Total interest income	(2,437)	(6,944)	(9,381)
Interest expense:
Deposit accounts	509	(7,384)	(6,875)
Borrowings	(2,443)	1,344	(1,099)
Total interest expense	(1,934)	(6,040)	(7,974)
Net interest income	$ (503)	$ (904)	$ (1,407)

Provision for Loan Losses

During the six months ended March 31, 2003 First Financial's provision for loan losses totaled $3.1 million compared with $3.0 million in the first half of fiscal 2002. Net charge-offs for the current six months totaled $3.5 million compared with $2.7 million in the comparable period in fiscal 2002.

Other Income/Non-interest Expense

Total other income improved $4.7 million, or 31.0%, in the current six months. Major factors contributing to the net increase included improved gains on the sale of loans which increased $2.6 million, increase in net gain on sale of investment and mortgage-backed securities of $1.2 million, a $1.8 million increase in commissions on insurance and other agency income, increase of $623 thousand in service charges and fees on deposit accounts and a $560 thousand increase in other fee income. Offsetting the above was a decrease in loan servicing fees of $2.0 million. The decrease in loan servicing fees is due mainly to $1.5 million in impairment adjustments to the value of mortgage loan servicing rights. Increased gains on loan sales are attributable to higher loan originations of fixed-rate saleable products due to a reduction in market interest rates.

Non-interest expense increased $3.7 million, or 11.8%, during the current six months. The primary increase in non-interest expense was a $3.0 million increase in salaries and employee benefits due partially to an increase in the Company employee group insurance expense of approximately $641 thousand, growth in insurance operations which added approximately $813 thousand in compensation and benefit costs with the remainder being an overall increase in compensation expense for the Company.

Income Tax Expense

During the first six months of fiscal 2003, the Company's effective tax rate was 35.8% compared with 35.5% in the prior period. The actual tax provision of $7.8 million resulted in a decrease of $124 thousand in fiscal 2003 from the prior period.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement as of October 1, 2002 with no impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposed transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement as of October 1, 2002 with no impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB opinion 30 for classification as an extraordinary item will be reclassified. The Company's adoption of SFAS 145 on October 1, 2002 principally applies to the accounting for future transactions related to extinguishment of debt.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 mentioned above. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS 143, also mentioned above. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material effect on the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002. The adoption of SFAS 147 had no material effect on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the quarters and six months ended March 31, 2003 and March 31, 2002, respectively in Note I of Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 was $2.2 million.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Company upon adoption is currently not known.

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

As of March 31, 2003, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a) -- 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this Quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the

Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

In the quarter ended March 31, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, A. Thomas Hood, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of First Financial Holdings, Inc.;

  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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
Date: May 14, 2003	/s/	A. Thomas Hood
A. Thomas Hood
Chief Executive Officer
First Financial Holdings, Inc.

CERTIFICATIONS

Certification Required by

Rules 13a-14 and 15d-14 under the

Securities Exchange Act of 1934

I, Susan E. Baham, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of First Financial Holdings, Inc.;

  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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
Date: May 14, 2003	/s/	Susan E. Baham
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

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2003 First Financial Annual Meeting of Shareholders held January 30, 2003, there were 11,521,123 shares present in person or in proxy of the 13,154,915 shares of common stock entitled to vote at the Annual Meeting.

Proposal 1 - Election of Directors. The shareholders elected A. Thomas Hood, A.L. Hutchinson, Jr., James L. Rowe and Henry M. Swink as directors of the Company for three year terms ending in 2006. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

	For	Withheld
A. Thomas Hood	10,046,536	1,474,586
A.L. Hutchinson, Jr.	11,414,178	106,944
James L. Rowe	10,053,516	1,467,606
Henry M. Swink	11,415,667	105,455

The continuing directors for the Company are: Gary C. Banks, Jr., Paula Harper Bethea, Paul G. Campbell, Jr., Thomas J. Johnson, James C. Murray and D. Kent Sharples.

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
30
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

Report on Form 8-K

On April 17, 2003, the Company filed a Form 8-K announcing the earnings release dated April 17, 2003, which included selected financial data for the quarter ended March 31, 2003 and for other selected periods.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 14, 2003	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal Accounting Officer