Form 10-Q
period 2003-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2003-08-13
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Class	Outstanding Shares at
Common Stock	July 31, 2003

$.01 Par Value	12,606,254

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I--CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at June 30, 2003 and September 30, 2002

	Consolidated Statements of Income for the Three	2
	Months Ended June 30, 2003 and 2002

	Consolidated Statements of Income for the Nine	3
	Months Ended June 30, 2003 and 2002

	Consolidated Statements of Cash Flows for the	4
	Nine Months Ended June 30, 2003 and 2002

	Notes to Consolidated Financial Statements	5-10

2.	Management's Discussion and Analysis of Financial	10-25
	Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk	25

4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item
1.	Legal Proceedings	26

6.	Exhibits and Reports on Form 8-K	26-28

SIGNATURES		29

EXHIBIT 31 - CERTIFICATIONS		30-31

EXHIBIT 32 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND		32
	CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2003	2002
	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 95,339	$ 87,884
Investments available for sale, at fair value	14,198	7,285
Investment in capital stock of FHLB, at cost	28,450	29,750
Loans receivable, net of allowance of $15,130 and $15,824	1,772,785	1,884,378
Loans held for sale	38,862	40,450
Mortgage-backed securities available for sale, at fair value	232,356	133,568
Accrued interest receivable	10,027	11,242
Office properties and equipment, net	36,387	33,545
Real estate and other assets acquired in settlement of loans	4,074	2,913
Other assets	36,567	33,659
Total assets	$ 2,269,045	$ 2,264,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$ 1,462,924	$ 1,440,271
Advances from Federal Home Loan Bank	569,000	577,000
Other short-term borrowings	26,770	26,907
Advances by borrowers for taxes and insurance	4,194	5,633
Outstanding checks	18,476	22,447
Accounts payable and other liabilities	25,722	26,768
Total liabilities	2,107,086	2,099,026

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,834,541 and 15,733,398 shares at June 30, 2003
and September 30, 2002, respectively	158	157
Additional paid-in capital	40,311	38,656
Retained income, substantially restricted	171,656	158,680
Accumulated other comprehensive income, net of income taxes	1,281	2,226
Treasury stock at cost, 3,223,396 and 2,537,535 shares at June 30,
2003 and September 30, 2002, respectively	(51,447)	(34,071)
Total stockholders' equity	161,959	165,648
Total liabilities and stockholders' equity	$ 2,269,045	$ 2,264,674

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2003	2002
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 32,629	$ 37,147
Interest and dividends on investments	344	493
Other	25	110
Total interest income	32,998	37,750
INTEREST EXPENSE
Interest on deposits	6,595	9,444
Interest on borrowed money	6,836	7,745
Total interest expense	13,431	17,189
NET INTEREST INCOME	19,567	20,561
Provision for loan losses	1,450	1,472
Net interest income after provision for loan losses	18,117	19,089
OTHER INCOME
Net gain on sale of loans	2,749	728
Net gain on sale of investment and mortgage-backed securities	523	303
Brokerage fees	432	579
Commissions on insurance	3,085	2,193
Other agency income	256
Service charges and fees on deposit accounts	2,680	2,348
Loan servicing operations, net	(1,303)	400
Real estate operations, net	(161)	(100)
Other	1,019	1,287
Total other income	9,280	7,738
NON-INTEREST EXPENSE
Salaries and employee benefits	10,770	9,665
Occupancy costs	1,314	1,262
Marketing	549	487
Depreciation, amortization, rental and maintenance of equipment	1,276	1,336
FDIC insurance premiums	62	68
Other	3,327	2,945
Total non-interest expense	17,298	15,763
Income before income taxes	10,099	11,064
Income tax expense	3,614	3,987
NET INCOME	$ 6,485	$ 7,077

NET INCOME PER COMMON SHARE	$ 0.51	$ 0.53

NET INCOME PER COMMON SHARE DILUTED	$ 0.50	$ 0.51

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2003	2002
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest on loans and mortgage-backed securities	$ 101,485	$ 114,981
Interest and dividends on investments	1,167	1,640
Other	98	262
Total interest income	102,750	116,883
INTEREST EXPENSE
Interest on deposits	21,811	31,535
Interest on borrowed money	21,297	23,305
Total interest expense	43,108	54,840
NET INTEREST INCOME	59,642	62,043
Provision for loan losses	4,585	4,488
Net interest income after provision for loan losses	55,057	57,555
OTHER INCOME
Net gain on sale of loans	7,311	2,719
Net gain on sale of investment and mortgage-backed securities	1,709	328
Brokerage fees	1,456	1,617
Commissions on insurance	9,354	7,189
Other agency income	765
Service charges and fees on deposit accounts	7,863	6,908
Loan servicing operations, net	(2,299)	1,383
Real estate operations, net	(519)	(417)
Other	3,333	3,041
Total other income	28,973	22,768
NON-INTEREST EXPENSE
Salaries and employee benefits	32,764	28,662
Occupancy costs	3,901	3,768
Marketing	1,349	1,297
Depreciation, amortization, rental and maintenance of equipment	3,981	3,820
FDIC insurance premiums	188	203
Other	10,118	9,320
Total non-interest expense	52,301	47,070
Income before income taxes	31,729	33,253
Income tax expense	11,367	11,864
NET INCOME	$ 20,362	$ 21,389

NET INCOME PER COMMON SHARE	$ 1.58	$ 1.60

NET INCOME PER COMMON SHARE DILUTED	$ 1.54	$ 1.54

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,
	2003	2002
	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 20,362	$ 21,389
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,057	2,926
Gain on sale of loans, net	(7,311)	(2,719)
Gain on sale of investments and mortgage-backed securities, net	(1,709)	(328)
Loss (gain) on sale of real estate owned, net	86	(80)
Gain on sale of property and equipment, net	(219)	(391)
Amortization of intangibles	270	225
Amortization of unearned discounts/premiums on investments	(279)	135
Decrease in deferred loan fees and discounts	(416)	(208)
Increase in accrued interest receivable and other assets	(1,963)	(255)
Provision for loan losses	4,585	4,488
Write down of real estate acquired in settlement of loans	16	49
Proceeds from sales of loans held for sale	378,502	263,914
Origination of loans held for sale	(369,603)	(266,625)
Decrease in accounts payable and other liabilities	(4,415)	(9,573)
Net cash provided by operating activities	20,963	12,947
INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	22,300	2,247
Net purchase of investments available for sale	(29,211)	(5,343)
Redemption (purchase) of FHLB stock	1,300	(100)
Decrease in loans, net	103,847	12,228
Repayments on mortgage-backed securities available for sale	66,102	56,567
Purchase of mortgage-backed securities available for sale	(203,122)	(13,055)
Sales of mortgage-backed securities available for sale	38,671	8,250
Proceeds from the sales of real estate owned	2,314	1,596
Net purchase of office properties and equipment	(5,680)	(2,463)
Net cash (used in) provided by investing activities	(3,479)	59,927
FINANCING ACTIVITIES
Net increase in deposit accounts	22,653	16,110
Net repayments of FHLB advances	(8,000)	(10,000)
Decrease in securities sold under agreements to repurchase	-	(66,316)
Decrease in other borrowed money	(137)	-
Decrease in advances by borrowers for taxes and insurance	(1,439)	(1,719)
Proceeds from exercise of stock options	1,656	2,848
Dividends paid	(7,386)	(6,844)
Treasury stock purchased	(17,376)	(7,839)
Net cash used in financing activities	(10,029)	(73,760)
Net increase (decrease) in cash and cash equivalents	7,455	(886)
Cash and cash equivalents at beginning of period	87,884	97,554
Cash and cash equivalents at end of period	$ 95,339	$ 96,668
Supplemental disclosures:
Cash paid during the period for:
Interest	$ 44,746	$ 58,437
Income taxes	8,433	15,824
Loans foreclosed	3,577	1,903
Unrealized net loss on securities available for sale, net of income tax	(945)	(219)

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

       The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

B.   EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,
	2003	2002
Weighted average number of common shares used in basic EPS	12,635,556	13,395,499
Effect of dilutive stock options	346,980	482,659
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,982,536	13,878,158

	Nine Months Ended June 30,
	2003	2002
Weighted average number of common shares used in basic EPS	12,908,770	13,395,324
Effect of dilutive stock options	337,710	459,530
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,246,480	13,854,854

       At June 30, 2003 there were 41,800 option shares that were excluded from the calculation of diluted earnings per share because the exercise price of $27.28 and $29.35 was greater than the average market price of the common shares.

C.   COMPREHENSIVE INCOME

       Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the nine months ended June 30, 2003 and 2002 amounted to $19,417,000 and $21,170,000 respectively.

       The Company's "other comprehensive income (loss)" for the nine months ended June 30, 2003 and 2002 and "accumulated other comprehensive income" as of June 30, 2003 and September 30, 2002 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

       Other comprehensive income (loss) for the nine months ended June 30, 2003 and 2002 follows (in thousands):

	Nine Months Ended June 30,
	2003	2002
Unrealized gains (losses) on securities available for sale,
net of income taxes	$ 52	$ (8)
Less reclassification adjustment for gains included in net income,
net of income taxes	1,097	211
Net unrealized losses on securities, net of income taxes	$ (945)	$ (219)

D.   NATURE OF OPERATIONS

          First Financial is a savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. First Federal has a total of 45 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

E.     MERGERS AND ACQUISITIONS

       On June 3, 2003, First Financial acquired the southeast portion of the claim access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. Goodwill and other intangibles approximating $100,000 were recorded in the transaction. First Financial is in the process of determining the fair market value of the customer list; thus the allocation of the purchase price is subject to adjustments. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

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

F.    DERIVATIVES AND FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137, 138 and 149 establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

       The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at June 30, 2003: commitments to originate fixed rate residential loans held for sale and forward sales commitments.

       The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $83.1 million at June 30, 2003. The fair value of these commitments was an asset of $1.9 million at June 30, 2003. The forward sales commitments totaled $118.9 million at June 30, 2003. The fair value of these commitments was an asset of $1.6 million at June 30, 2003.

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets which are comprised of customer list intangibles, are summarized as follows:

	Three Months Ended June 30,
	2003	2002
Balance at beginning of period	$ 1,799	$ 1,702
Amortization	(90)	(75)
Balance at end of period	$ 1,709	$ 1,627

	Nine Months Ended June 30,
	2003	2002
Balance at beginning of year	$ 1,979	$ 1,852
Amortization	(270)	(225)
Balance at end of period	$ 1,709	$ 1,627

       The Company expects to record amortization expense related to intangibles of $360 thousand during fiscal 2003 and approximates amortization expense in fiscal years 2004 through 2009 ranging from $360 thousand to $60 thousand.

       The changes in the carrying amount of goodwill related to insurance operations are summarized as follows:

	Three Months Ended June 30,
	2003	2002
Balance at beginning of period	$ 13,972	$ 8,833
Goodwill acquired during the period	340	512
Balance at end of period	$ 14,312	$ 9,345

	Nine Months Ended June 30,
	2003	2002
Balance at beginning of year	$ 13,240	$ 8,833
Goodwill acquired during the period	1,072	512
Balance at end of period	$ 14,312	$ 9,345

H.   MORTGAGE SERVICING RIGHTS

       Capitalized mortgage servicing rights ("MSRs") net carrying value totaled $8.6 million, $9.1 million and $9.8 million at June 30, 2003, September 30, 2002 and June 30, 2002, respectively. Amortization expense for MSRs totaled $958 thousand and $449 thousand for the three months ended June 30, 2003 and 2002, respectively. Amortization expense for MSRs totaled $2.4 million and $1.2 million for the nine months ended June 30, 2003 and 2002, respectively. The impairment adjustments to MSRs for the nine months ended June 30, 2003 and 2002 were $2.9 million and $0, respectively. A valuation allowance for impairment totaling $3.7 million was required at June 30, 2003, increasing from a valuation allowance of $2.3 million required at March 31, 2003. No valuation allowance for impairment was required at June 30, 2002.

     The estimated amortization expense for MSRs for the years ended September 30 are as follows: $4.2 million for 2003, $3.9 million for 2004, $2.7 million for 2005, $1.8 million for 2006, and $2.1 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors. Prepayments could increase as a result of any further decline in market interest rates, leading to an increase in amortization expense.

I.    STOCK-BASED COMPENSATION

       At June 30, 2003, the Company had four stock-based employee and director option plans, which are described more fully in Note 14 of the Notes to Consolidated Financial Statements included in the Company's 10-K for September 30, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$ 6,485	$ 7,077	$ 20,362	$ 21,389
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all awards, net of related tax effects	(186)	(199)	(515)	(598)
Pro forma net income	$ 6,299	$ 6,878	$ 19,847	$ 20,791

Earnings per share:
Basic - as reported	$ 0.51	$ 0.53	$ 1.58	$ 1.60

Basic - pro forma	$ 0.50	$ 0.51	$ 1.54	$ 1.55

Diluted - as reported	$ 0.50	$ 0.51	$ 1.54	$ 1.54

Diluted - pro forma	$ 0.49	$ 0.50	$ 1.50	$ 1.50

        The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods.

J.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

       The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 was $2.4 million.

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

GENERAL

       Net income for the quarter ended June 30, 2003 decreased 8.4% to $6.5 million from net income of $7.1 million in the comparable quarter in 2002. Basic earnings per common share decreased to $.51 for the current quarter compared to $.53 in the June 2002 quarter. On a diluted basis, earnings per common share decreased to $.50 for the current quarter compared to $.51 in the June 2002 quarter. Net income during the June 2003 quarter compared to the June 2002 quarter decreased as a result of several factors. Net interest income amounted to $19.6 million for the third quarter of fiscal 2003, a decline of $1 million, or 4.8%, compared to the comparable quarter in fiscal 2002. Noninterest income totaled $9.3 million in the June 2003 quarter compared with $7.7 million in the June 2002 quarter. This $1.5 million net increase was principally attributable to an increase of $2 million in gains on the sale of loans, an increase of $220 thousand in gains on the sale of investment and mortgage-backed securities and growth of $1.2 million in insurance commissions and other agency revenues, offset partially by a $1.7 million decline in mortgage servicing fees due mainly to a $1.4 million impairment charge related to the valuation of mortgage loan servicing rights. Operating costs also increased by $1.5 million in the June 2003 quarter over the comparable quarter in 2002. The primary increase in operating costs was a $1.1 million increase in salaries and employee benefits, attributable partially to higher expenses related to the Company's employee group insurance and to growth in insurance operations.

       In the first nine months of fiscal 2003, First Financial earned $20.4 million compared with $21.4 million in the first nine months of fiscal 2002. Year-to-date earnings per common share decreased to $1.58 compared with $1.60 in 2002. On a diluted basis, earnings per common share remained at $1.54 as in the comparable period.

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

       The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At June 30, 2003, the Company had no interests in non-consolidated special purpose entities.

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

       For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2003, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $92.9 million. Unused business, personal and credit card lines, which totaled $276.2 million at June 30, 2003, are generally for short-term borrowings.

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

BALANCE SHEET ANALYSIS

       Consolidated assets of the Company totaled approximately $2.3 billion at June 30, 2003. During the nine months ended June 30, 2003 assets increased $4.4 million, or .26% on an annualized basis.

Cash, Investment Securities and Mortgage-backed Securities

       Cash, deposits in transit and interest-bearing deposits totaled $95.3 million at June 30, 2003. Investment balances increased in the current nine months to $14.2 million principally due to purchases exceeding maturities. The Company's balances in mortgage-backed securities increased to $232.4 million, principally due to $203.1 million in purchases of mortgage-backed securities offset by $66.1 million in repayments and $38.7 million in sales of mortgage-backed securities.

Loans Receivable

       Net loans receivable, including loans held for sale, totaled $1.8 billion at June 30, 2003, decreasing $113.2 million from September 30, 2002. As a result of historically low interest rates, consumer preference for mortgage products has shifted to fixed-rate residential loan products resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. Although the Company's most significant investment activity historically has been growth in loans, the Company loan balances declined from net cash flows totaling $103.8 million during the nine months ended June 30, 2003. Mortgage banking activity resulted in the origination of $369.6 million of single-family loans and the sales of $378.5 million during the nine months ended June 30, 2003.

       The following table summarizes the composition of the Company's gross loan portfolio including loans in process of $29.4 million (amounts in thousands):

	June 30, 2003	September 30, 2002	June 30, 2002
Residential (1-4 family)	$ 1,100,425	$ 1,220,461	$ 1,203,643
Other residential	25,919	39,255	42,311
Land and lots	53,212	76,494	78,081
Commercial real estate	122,491	139,987	139,579
Consumer	382,900	373,707	365,881
Commercial business	170,907	114,684	103,977
Total gross loans	$ 1,855,854	$ 1,964,588	$ 1,933,472

       The Company originates the majority of its loans in its primary market area located in the coastal region of South Carolina. Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. In recent years, the Company also added second mortgage and mobile home lending programs on a correspondent basis. Based on current market conditions, the Company suspended its correspondent second mortgage program during fiscal 2002.

Asset Quality

      The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	June 30,	September 30,	June 30,
	2003	2002	2002
Non-accrual loans	$ 10,006	$ 11,860	$ 14,259
Loans 90 days or more delinquent (1)	31	29	39
Renegotiated loans	297	305	2,675
Real estate and other assets acquired in settlement of loans	4,074	2,913	3,922
Total	$ 14,408	$ 15,107	$ 20,895

As a percent of net loans and real estate owned	0.79%	0.78%	1.10%
As a percent of total assets	0.63%	0.67%	0.92%
(1) The Company continues to accrue interest on these loans.

       Problem assets decreased $699 thousand during the nine months ended June 30, 2003. The majority of the decrease was due to a decrease in non-accrual loans of $1.9 million and partially offset by an increase in real estate and other assets acquired in settlement of loans of $1.2 million. The decrease in non-accrual loans during the nine months ended June 30, 2003 was principally related to decreases in delinquent residential, commercial business, land and home equity line loans partially offset by increases in delinquent consumer loans.

       Similar to other parts of the country and as compared to previous periods, the Company is experiencing bankruptcy filings at elevated levels which has resulted in higher consumer loan delinquency rates. The Company's largest concentration of loans is in the residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company's residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

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

       Following is a summary of the reserve for loan losses (amounts in thousands):

	At and for the nine months
	ended June 30,
	2003	2002
Balance at beginning of year	$ 15,824	$ 15,943
Provision charged to operations	4,585	4,488
Recoveries of loans previously charged-off	389	451
Loan losses charged to reserves	(5,668)	(4,703)
Balance at end of period	$ 15,130	$ 16,179

       Net charge-offs totaled $5.3 million in the current nine months compared to $4.3 million in the comparable nine months in fiscal 2002. Consumer net charge-offs decreased to $3.3 million compared with $3.5 million in the prior period. Real Estate and Commercial loan net charge-offs increased by $517 thousand and $676 thousand, respectively, in the current nine months. Annualized net charge-offs as a percentage of average net loans increased to .38% for the nine months ended June 30, 2003 from .30% in the nine months ended June 30, 2002. Due to current economic conditions, the Company expects charge-offs to remain above historical levels. However, the Company believes charge-offs during the remainder of fiscal 2003 may be moderately lower than the average quarterly charge-offs incurred during the first nine months of the year.

       Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans.

       The Company's impaired loans totaled $1.8 million at June 30, 2003, $3.1 million at September 30, 2002 and $5.5 million at June 30, 2002.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2003		September 30, 2002		June 30, 2002
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Checking accounts	$ 385,388	26.34%	$ 327,503	22.74%	$ 323,955	22.94%
Statement and other accounts	143,785	9.83	136,399	9.47	129,961	9.20
Money market account	279,331	19.09	317,849	22.07	314,649	22.29
Certificate accounts	654,420	44.73	658,520	45.72	643,330	45.57
Total deposits	$ 1,462,924	100.00%	$ 1,440,271	100.00%	$ 1,411,895	100.00%

       Deposits increased $22.7 million during the nine months ended June 30, 2003, principally as a result of increases to checking accounts and statement and other accounts with an offset from decreases in money market and certificate accounts. Higher repayment of loans and increasing cash flows from loan sales have enabled the Company to reduce net borrowed funds by $8.1 million during the first nine months of fiscal 2003.

Stockholders' Equity

       Stockholders' equity decreased $3.7 million during the first nine months of fiscal 2003 to total $162 million at June 30, 2003. The Company's capital ratio, total capital to total assets, was 7.14% at June 30, 2003, compared to 7.31% at September 30, 2002. During the nine months, the Company increased its dividend to stockholders to $.57 compared with $.51 per share in the first nine months of fiscal 2002. During the first quarter of fiscal 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock. During the quarter ended June 30, 2003 the Company completed the repurchase program at a final cost of $16.4 million.

       During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire another 650 thousand shares of Common Stock. During the quarter approximately 25 thousand shares under this program had been purchased at a cost of approximately $715 thousand.

Regulatory Capital

       Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2003, the association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

       The following table summarizes the capital requirements for First Federal as well as its capital positions at June 30, 2003:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Tangible capital (to Total Assets)	$ 162,906	7.27%	$ 33,626	1.50%
Core capital (to Total Assets)	162,906	7.27	89,669	4.00	$ 112,086	5.00%
Tier I capital (to Risk-based Assets)	162,906	10.56			91,600	6.00
Risk-based capital (to Risk-based Assets)	176,389	11.55	122,134	8.00	152,667	10.00

       For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2002.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

       The Association is subject to federal regulations requiring the maintenance of adequate liquidity to assure safe and sound operations.

       The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2003.

	At June 30, 2003
	Payments Due by Period
	(dollar amounts in thousands)
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
	(in thousands)
Certificate accounts	$ 217,169	$ 174,618	$ 143,719	$ 111,929	$ 6,985	$ 654,420
Borrowings	159,000	185,000	75,000	25,000	125,000	569,000
Operating leases	1,600	869	569	667	158	3,863
Total contractual obligations	$ 377,769	$ 360,487	$ 219,288	$ 137,596	$ 132,143	$ 1,227,283

       The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at June 30, 2003, estimates that an additional $216.2 million of funding is available. At June 30, 2003, the Company has approximately $201.4 million of unpledged investments and mortgage-backed securities available for sale. These investments are available should deposit cash flows and other funding be reduced in any given period.

       During the current nine months the Company experienced net cash outflows from investing activities of $3.5 million, consisting principally of purchases of $203.1 million in mortgage-backed securities available for sale and $29.2 million of investments available for sale offset by repayments of mortgage-backed securities available for sale of $66.1 million, net decrease in loans of $103.8 million, proceeds from sale of mortgage-backed securities available for sale of $38.7 million and proceeds from maturity of investments available for sale. The Company experienced cash inflows of $21 million from operating activities and cash outflows of $10 million from financing activities. Financing activities consisted principally of decreases in advances of $8 million, dividends paid of $7.4 million, treasury stock purchases of $17.4 million and deposit balances increasing $22.7 million during the first nine months of the 2003 fiscal year.

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

       The following table is a summary of First Financial's one year gap at June 30, 2003 (amounts in thousands):

June 30, 2003
Interest-earning assets maturing or repricing within one year	$ 794,809
Interest-bearing liabilities maturing or repricing within one year	1,086,528
Cumulative gap	$ (291,719)

Gap as a percent of total assets	(12.85%)

       The Company's one year gap as a percent of total assets changed from (5.0%) to (12.85%) during the current nine months. The respective ratios and dollars repricing as shown in the above table do not take into effect prepayments to mortgage, consumer and other loans and mortgage-backed securities. The above table also does not consider the repricing considerations inherent in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized. After applying the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one year period and the Company's expectations at call dates of certain FHLB advances, the Company estimates it has a positive one-year gap position of 7.4% of assets at June 30, 2003.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING JUNE 30, 2003 AND 2002

Net Interest Income

       First Financial's net interest income for the three months ending June 30, 2003 was $19.6 million compared with $20.6 million for the comparable quarter in fiscal 2002. The gross interest margin decreased from 3.69% during the quarter ended June 30, 2002 to 3.67% during the quarter ended June 30, 2003. The net yield on earning assets decreased to 3.75% from 3.82% in the prior year's quarter. With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities. Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets. The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets. The Company also continues to have an active common stock repurchase program, which has reduced average earning assets.

       Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 67 basis points when comparing the two periods. The average yield on interest-earning assets also decreased 69 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

        The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Three months Ended June 30,
	2003		2002
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Loans and mortgage-backed securities	$ 2,040,767	6.40%	$ 2,086,200	7.12%
Investments and other interest-earning assets	45,878	3.23	65,983	3.58
Total interest-earning assets	$ 2,086,645	6.32%	$ 2,152,183	7.01%

Deposits	$ 1,456,512	1.82%	$ 1,424,089	2.66%
Borrowings	574,086	4.78	647,860	4.79
Total interest-bearing liabilities	$ 2,030,598	2.65%	$ 2,071,949	3.32%

Gross interest margin		3.67%		3.69%
Net interest margin		3.75%		3.82%

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Three months Ended June 30,
	2003 versus 2002
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (1,019)	$ (3,499)	$ (4,518)
Investments and other interest-earning assets	(169)	(65)	(234)
Total interest income	(1,188)	(3,564)	(4,752)
Interest expense:
Deposits	210	(3,059)	(2,849)
Borrowings	(887)	(22)	(909)
Total interest expense	(677)	(3,081)	(3,758)
Net interest income	$ (511)	$ (483)	$ (994)

       Average balances of interest-earning assets and interest bearing liabilities decreased from $2.2 and $2.1 billion, respectively, at June 30, 2002 to $2.1 and $2.0 billion, respectively, at June 30, 2003, as volume contributed a $511 thousand decrease in net interest income. Rate decreases on both assets and liabilities contributed a $483 thousand decrease in net interest income. With market interest rates at the lowest levels in many years, further declines may not result in the magnitude of change in asset and liability pricing experienced under more historical market conditions and would actually be expected to adversely affect the Company's net interest margin. Core deposits may have already priced to potential floor levels, making it unlikely that the Company will have the ability to adjust core deposit accounts by the magnitude of any further rate declines. In a stable to a declining rate environment, the Company expects that adjustable rate loans will gradually continue to reprice lower in reaction to declining values of market indices to which they are tied.

Provision for Loan Losses

       During the current quarter, First Financial's provision for loan losses totaled $1.5 million, compared to $1.5 million during the same period in the previous year. Net charge-offs for the current quarter totaled $1.8 million compared with $1.6 million in the comparable quarter in fiscal 2002. Total loan loss reserves as of June 30, 2003 were $15.1 million, or .84% of the total net loan portfolio compared with $16.2 million, or .86% of the total net loan portfolio at June 30, 2002.

Other Income/Non-Interest Expenses

       Total other income increased $1.5 million, or 20%, in the June 30, 2003 quarter compared to the June 30, 2002 quarter. Gains from the sales of loans held for sale totaled $2.7 million during the quarter as compared with $728 thousand for the same period a year ago. The increase in gains on sales of loans in the current quarter and higher levels of gains in several previous quarters are directly attributable to the increased originations of fixed-rate mortgages and the level of mortgage refinances resulting from low mortgage loan interest rates. Should interest rates increase, the level of originations and refinances of fixed-rate mortgages may decline and gains on sales of such loans may be significantly lower than recent results. Fees on deposit accounts improved by 14.1% to $2.7 million in the quarter ended June 30, 2003 as compared with the quarter ended June 30, 2002. Commissions on insurance and other agency income improved $1.1 million, or approximately 52.4%, during the current quarter compared to the comparable quarter ended June 30, 2002. This increase was principally attributable to the acquisition of the operations in August 2002 of Johnson Insurance and in March of 2003 Woodruff & Company, both of Columbia, South Carolina. Losses from loan servicing operations were $1.3 million for the quarter ended June 30, 2003 compared to $400 thousand in net revenues during the comparable quarter ended June 30, 2002 due mainly to a $1.4 million impairment adjustment on the value of mortgage loan servicing rights in the current quarter. Due to increased loan prepayment speeds attributable to current market interest rates, amortization expense on mortgage servicing rights increased $508 thousand in the current quarter compared with the June 30, 2002 quarter.

       Non-interest expense increased $1.5 million, or 9.7%, during the current quarter. The primary increase in operating costs was a $1.1 million increase in salaries and employee benefits. This increase was principally due to the overall increase in employee compensation for the Company and also included the acquisition of Johnson Insurance Associates, Inc. and Woodruff & Company, which added approximately $503 thousand. Increases in employee group insurance expense added an additional $525 thousand, approximately.

Income Tax Expense

       During the third quarter of fiscal 2003 and 2002 the Company's effective tax rate approximated 35.8% and 36.0%, respectively. The actual tax provision of $3.6 million resulted in a decrease of $373 thousand in the June 2003 quarter compared to the prior period.

COMPARISON OF OPERATING RESULTS

NINE MONTHS ENDING JUNE 30, 2003 AND 2002

Net Interest Income

       First Financial's net interest income for the nine months ending June 30, 2003 of $59.6 million decreased 3.9% from $62.0 million recorded in the comparable nine months in fiscal 2002. The decline in net interest income was primarily attributable to the $76.5 million decline in average interest-earning assets with a corresponding decline of $58.6 million in average interest-bearing liabilities. The gross interest margin increased to 3.71% from 3.67% in the prior nine months. The net margin decreased to 3.80% from 3.81% in the nine months ended June 30, 2002.

       The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Nine months Ended June 30,
	2003		2002
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Loans and mortgage-backed securities	$ 2,042,423	6.63%	$ 2,109,250	7.27%
Investments and other interest-earning assets	49,736	3.40	59,374	4.23
Total interest-earning assets	$ 2,092,159	6.55%	$ 2,168,624	7.18%

Deposits	$ 1,447,092	2.01%	$ 1,413,313	2.98%
Borrowings	581,290	4.90	673,707	4.62
Total interest-bearing liabilities	$ 2,028,382	2.84%	$ 2,087,020	3.51%

Gross interest margin		3.71%		3.67%
Net interest margin		3.80%		3.81%

        The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (amounts in thousands):

	Nine months Ended June 30,
	2003 versus 2002
	Volume	Rate	Total
Interest income:
Loans and mortgage-backed securities	$ (3,415)	$ (10,081)	$ (13,496)
Investments and other interest-earning assets	(191)	(446)	(637)
Total interest income	(3,606)	(10,527)	(14,133)
Interest expense:
Deposit accounts	735	(10,459)	(9,724)
Borrowings	(3,345)	1,337	(2,008)
Total interest expense	(2,610)	(9,122)	(11,732)
Net interest income	$ (996)	$ (1,405)	$ (2,401)

Provision for Loan Losses

       During the nine months ended June 30, 2003 First Financial's provision for loan losses totaled $4.6 million compared with $4.5 million in the first three quarters of fiscal 2002. Net charge-offs for the current nine months totaled $5.3 million compared with $4.3 million in the comparable period in fiscal 2002.

Other Income/Non-interest Expense

       Total other income improved $6.2 million, or 27.3%, in the current nine months. Major factors contributing to the net increase included improved gains on the sale of loans which increased $4.6 million, increase in net gain on sale of investment and mortgage-backed securities of $1.4 million, a $2.9 million increase in commissions on insurance and other agency income, increase of $955 thousand in service charges and fees on deposit accounts and a $292 thousand increase in other fee income. Offsetting the above was a decrease in loan servicing fees of $3.7 million. The decrease in loan servicing fees is due mainly to $2.9 million in impairment adjustments to the value of mortgage loan servicing rights. Increased gains on loan sales are attributable to higher loan originations of fixed-rate saleable products due to a reduction in market interest rates.

       Non-interest expense increased $5.2 million, or 11.1%, during the current nine months. The primary increase in non-interest expense was a $4.1 million increase in salaries and employee benefits due partially to an increase in the Company employee group insurance expense of approximately $1.2 million, growth in insurance operations which added approximately $1.6 million in compensation and benefit costs with the remainder being an overall increase in compensation expense for the Company.

Income Tax Expense

       During the first nine months of fiscal 2003, the Company's effective tax rate was 35.8% compared with 35.7% in the prior period. The actual tax provision of $11.4 million resulted in a decrease of $497 thousand in fiscal 2003 from the prior period.

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

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposed transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement as of October 1, 2002 with no impact on its consolidated financial statements.

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

       The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in FASB opinion 30 for classification as an extraordinary item will be reclassified. The Company's adoption of SFAS 145 on October 1, 2002 principally applies to the accounting for future transactions related to extinguishment of debt.

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

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the quarters and nine months ended June 30, 2003 and June 30, 2002, respectively, in Note I of Notes to Consolidated Financial Statements.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The adoption is not expected to have an impact to the Company.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (d) amends certain other existing pronouncements. The provisions of FASB 149 are effective for contracts entered into or modified after June 30, 2003. The adoption is not expected to have an impact to the Company.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A number of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption is not expected to have an impact to the Company.

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

       As of June 30, 2003, Management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

       An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of fiscal 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federals' favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation, which were varied. Peoples Federal appealed the recent ruling on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. On May 21, 2003 an order was received from the South Carolina Supreme Court transferring jurisdiction of the appeal from the South Carolina Court of Appeals to the South Carolina Supreme Court. First Federal, as successor to Peoples Federal, intends to continue to pursue this appeal vigorously.

Item 6 - Exhibits and Reports on Form 8-K.

Exhibits

(3.1)	Certificate of Incorporation, as amended, of Registrant (1)
(3.2)	Bylaws, as amended, of Registrant (2)
(3.4)	Amendment to Registrant's Certificate of Incorporation (3)
(3.7)	Amendment to Registrants Bylaws (4)
(4)	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001 (5)
(10.1)	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway (5)
(10.3)	Employment Agreement with A. Thomas Hood, as amended (6)
(10.4)	Employment Agreement with Charles F. Baarcke, Jr. (7)
(10.5)	Employment Agreement with John L. Ott, Jr. (7)
(10.6)	1990 Stock Option and Incentive Plan (8)
(10.7)	1994 Outside Directors Stock Options-for-Fees Plan (9)
(10.8)	1994 Employee Stock Purchase Plan (9)
(10.9)	1996 Performance Equity Plan for Non-Employee Directors (10)
(10.10)	Employment Agreement with Susan E. Baham (6)
(10.11)	1997 Stock Option and Incentive Plan (11)
(10.12)	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan (12)
(10.13)	Borrowing Agreement with Bankers Bank (13)
(10.14)	Amendment to the 1994 Employee Stock Purchase Plan (14)
26
(10.15)	Amended Borrowing Agreement with Bankers Bank (15)
(10.16)	2001 Stock Option Plan (16)
(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by A. Thomas Hood
(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Susan E. Baham
(32)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by A. Thomas Hood and Susan E. Baham

(1)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993
(2)	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
(3)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001
(5)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
(6)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
(7)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
(8)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
(9)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995
(10)	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
(11)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998.
(12)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
(13)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(14)	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
(16)	Incorporated by reference to the Registrant's Proxy Statement for the annual Meeting of Stockholders held on January 31, 2001.

Report on Form 8-K

       On April 25, 2003, the Company filed a Form 8-K announcing the dividend declared by the Board of Directors.

       On May 27, 2003, the Company filed a Form 8-K announcing that the Board of Directors has authorized the Company to commence a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. The repurchase program is expected to end by March 31, 2004.

       On July 17, 2003, the Company filed a Form 8-K announcing the earnings release dated July 17, 2003, which included selected financial data for the quarter ended June 30, 2003 and for other selected periods.

       On July 25, 2003, the Company filed a Form 8-K announcing the dividend declared by the Board of Directors.

 FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 14, 2003	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and
Principal Accounting Officer