Form 10-K
period 2003-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2003-12-18
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:
September 30, 2003

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

Common Stock, par value $.01 per share
(Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2): YES [X] NO [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of November 30, 2003 there were issued and outstanding 12,549,221 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on December 1, 2003, was $401,575,072 (12,549,221 shares at $32.00 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% shareholders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.

2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

	PART I

Item 1.	Business	1
	General	1
	Discussion of Forward-Looking Statements	1
	Lending Activities	2
	Investment Activities	8
	Insurance Activities	9
	Sources of Funds	10
	Asset and Liability Management	12
	Subsidiary Activities of the Association	13
	Subsidiary Activities of the Company	14
	Competition	14
	Personnel	14
	Regulation	14

Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	20
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70

	PART III

Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	72
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accountant Fees and Services	72
	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	73

PART I

ITEM 1. BUSINESS

GENERAL

       First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"). Peoples Federal Savings and Loan Association, Conway, South Carolina ("Peoples Federal"), a former subsidiary, was consolidated into First Federal on August 30, 2002. The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. Insurance agency operations are conducted under another First Financial subsidiary, First Southeast Insurance Services, Inc. ("FSIns."). At September 30, 2003, First Financial had total assets of $2.3 billion, total deposits of $1.5 billion and stockholders' equity of $163.0 million.

       First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size at September 30, 2003. First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, four in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (2), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (12), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

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

       The Association is subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Association's compliance with capital requirements, see "Regulation - Federal Regulation of Savings Associations - Capital Requirements" contained herein and Note 18 of Notes to Consolidated Financial Statements contained in Item 8.

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

LENDING ACTIVITIES

General

       The Company strives toward maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries. The table below shows the composition of the loan portfolio by type of collateral at the end of the past five years. At September 30, 2003, the Company's net loan portfolio totaled approximately $1.8 billion, or 77.6% of the Company's total assets. Since lending activities comprise such a significant source of revenue, the Company's main objective is to adhere to sound lending practices. Management also emphasizes lending in the local markets served. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. However, the Company has, in recent periods, focused more on the origination of consumer and commercial business loans. In addition, the Company selectively originates non-residential real estate loans. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina.

       Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $110.8 million in fiscal 2003. In recent years the Company added second mortgage and mobile home lending programs on a correspondent basis. During fiscal 2003, the Company funded approximately $43.5 million of these types of originations, substantially all of which were loans on manufactured homes. The second mortgage program was discontinued during fiscal 2002.

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

       The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1

LOAN PORTFOLIO COMPOSITION

(dollars in thousands)

	September 30,
	2003	2002	2001	2000	1999

Real estate - residential mortgages
(1-4 family)	$ 1,104,578	$ 1,196,066	$ 1,181,916	$ 1,185,219	$ 1,232,029
Real estate - residential construction	35,518	54,437	74,867	80,806	64,494
Commercial secured by real estate
including multi-family	210,315	199,393	196,083	199,592	183,236
Commercial financial and agricultural	43,621	39,227	38,142	29,891	21,764
Land	87,844	100,854	107,582	99,259	94,463
Home equity loans	154,787	157,477	145,170	121,993	86,764
Mobile home loans	129,934	111,830	90,262	63,016	44,561
Credit cards	11,601	11,473	11,767	11,643	10,831
Other consumer loans	81,000	93,831	105,169	115,339	74,959

Total gross loans receivable	$ 1,859,198	$ 1,964,588	$ 1,950,958	$ 1,906,758	$ 1,813,101
Allowance for loan losses	(14,957)	(15,824)	(15,943)	(15,403)	(14,570)
Loans in process	(42,448)	(23,832)	(28,755)	(51,658)	(55,409)
Deferred loan fees and
discounts	139	(104)	(927)	(1,200)	(972)

Loans receivable, net	$ 1,801,932	$ 1,924,828	$ 1,905,333	$ 1,838,497	$ 1,742,150

Percentage of Loans
Receivable, net
Real estate - residential mortgages
(1-4 family)	61.3%	62.1%	62.0%	64.5%	70.7%
Real estate - residential construction	2.0	2.8	3.9	4.4	3.7
Commercial secured by real estate
including multi-family	11.7	10.4	10.3	10.9	10.5
Commercial financial and agricultural	2.4	2.0	2.0	1.6	1.2
Land	4.9	5.2	5.6	5.4	5.4
Home equity loans	8.6	8.2	7.6	6.6	5.0
Mobile home loans	7.2	5.8	4.7	3.4	2.6
Credit cards	0.6	0.6	0.6	0.6	0.6
Other consumer loans	4.5	4.9	5.6	6.3	4.4

Total gross loans receivable	103.2%	102.0%	102.3%	103.7%	104.1%
Allowance for loan losses	(0.8)	(0.8)	(0.8)	(0.8)	(0.8)
Loans in process	(2.4)	(1.2)	(1.5)	(2.8)	(3.2)
Deferred loan fees and
discounts					(0.1)

Loans receivable, net	100.0%	100.0%	100.0%	100.0%	100.0%

       The following table shows, at September 30, 2003, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts or allowances for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Table 2

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

(in thousands)

		After One
	One Year	Year Through	Over Five
Consolidated	or Less	Five Years	Years	Total

Real estate mortgages
Adjustable-rate	$47,371	$36,698	$614,172	$698,241
Fixed-rate	46,454	100,766	550,346	697,566
Consumer loans
Adjustable-rate	5,752	13,384	143,367	162,503
Fixed-rate	17,057	31,681	166,081	214,819
Commercial financial and agricultural
Adjustable-rate	17,858	3,518	952	22,328
Fixed-rate	5,487	15,011	795	21,293

Total	$139,979	$201,058	$1,475,713	$1,816,750

Residential Mortgage Lending

       At September 30, 2003, one- to four-family residential mortgage loans, including residential construction loans, totaled $1.14 billion, or 63.3% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms generally ranging from 10 years to 30 years.

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

       The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its loan portfolio. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company, like many of its competitors, may offer a rate of interest on such loans below the fully-indexed rate for the initial period of the loan. These loans are underwritten on the basis of the fully-indexed rate. The Company presently offers single-family ARMs indexed to the one-year constant maturity treasury index. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds.

       The Company originates residential mortgage loans with loan-to-value ratios up to 97%. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to certain guidelines which will permit the sale of these loans in the secondary market.

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

Commercial Real Estate, Multi-family and Land Lending

       At September 30, 2003, the Company's commercial real estate and multifamily portfolio totaled $210.3 million, or 11.7% of total net loans. Loans made with land as security totaled $87.8 million, or 4.9% of total net loans. These land loans include both residential lot financing and loans secured by land used for business purposes. In recent years, the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition/development projects placing greater emphasis on single-family real estate lending, shorter term commercial lending for owner-user businesses and consumer lending.

       Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable rates and the rate may be fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans may vary but will not exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally two to three percentage points above its prevailing cost of funds. As these loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate as the interest rate index or to fix the rate of interest for a three year to five year period. Business loans to owner-users secured by these types of collateral are generally made on an adjustable rate basis.

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

       The Company's commercial business loans are generally made on a secured basis with terms that usually do not exceed five years. The Company's commercial business loans generally have interest rates that change at periods ranging from 30 days to one year based on the Company's prime lending rate or are fixed at the time of commitment for a period generally not exceeding five years. At September 30, 2003, the Company's commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $43.6 million, which represented 2.4% of total net loans receivable. The Company generally obtains personal guarantees when arranging business financing.

Consumer Lending

       Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Association had lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $377.3 million at September 30, 2003, or 20.9% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $154.8 million, or 41.0% of all consumer loans. Mobile home loans comprise $129.9 million, or 34.4% of consumer loans. Other consumer loans primarily consist of loans secured by boats, automobiles and credit cards.

Loan Sales and Servicing

       While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank ("FHLB") of Atlanta under its Mortgage Partnership Program, the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), as well as other institutional investors. This practice enables the Company to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 2003, the Company was servicing loans for others in the amount of $926.9 million.

       Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. Sales of fixed-rate residential loans totaled $496.5 million in fiscal 2003, $353.7 million in fiscal 2002 and $237.1 million in fiscal 2001.

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

       Mobile home lending involves additional risks as a result of to higher loan to value ratios usually associated with these types of loans. Mobile home lending may also involve higher loan amounts than other types of consumer loans. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. During recent years, the level of default on mobile homes has increased and the resale market has been flooded with higher numbers of repossessed units. The Company believes that current market conditions remain weak for resale of inventory.

       All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

       The Association's permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2003, First Federal's lending limits under this restriction was $26.8 million. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances and subject to OTS approval for loans to develop domestic residential housing units. In addition, the Association may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Association is not placed in a more detrimental position than if it had held the asset. At September 30, 2003, the largest aggregate amount of loans by First Federal to any one borrower, including related entities, was approximately $19.3 million. All of these loans were performing according to their respective terms at September 30, 2003.

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

       When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $14.1 million in assets as substandard as of September 30, 2003.

       The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $9.3 million of assets designated "special mention" and $350,000 of assets designated as "doubtful" as of September 30, 2003.

       Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

       For further discussion of the Company's problem assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position - Asset Quality," and Note 7 of Notes to Consolidated Financial Statements contained in Item 8 herein.

INVESTMENT ACTIVITIES

       The Association is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company and the Association within policies established by the Company's and the Association's Boards of Directors.

       At September 30, 2003, the Company's investment and mortgage-backed securities portfolio totaled approximately $347.2 million, which included stock in the FHLB of Atlanta of $29.9 million. Investment securities include U.S. Government and agency obligations, corporate bonds and mutual funds approximating $13.8 million. Mortgage-backed securities totaled $303.5 million as of September 30, 2003. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

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

       Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company primarily invests in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency itself plus a strong implication that in the event of financial difficulty the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

       The Company's investment in mortgage-backed securities serves several primary functions. First, the Company may securitize whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Company may periodically securitize loans with federal agencies to reduce its credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Company acquires mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff.

Table 3

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

(in thousands)

	As of September 30,
	2003		2002		2001

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Securities Available for Sale:
U.S. Treasury and U.S. Government
agencies and corporations	$2,250	$2,253	$2,246	$2,281	$2,251	$2,264
Corporate debt and other securities	10,493	10,404	4,278	4,174	2,499	2,440
Mutual funds	1,130	1,130	830	830	1,555	1,555
Mortgage-backed securities	302,285	303,470	129,855	133,568	203,397	208,153

Total securities available for sale	$316,158	$317,257	$137,209	$140,853	$209,702	$214,412

Table 4

MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2003

(dollars in thousands)

		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total

U.S. Treasury and U.S. Government
agencies and corporations	$ 2,250				$ 2,250
Corporate debt and other securities	775	$ 4,253		$ 5,465	10,493
Mutual funds	1,130				1,130
Mortgage-backed securities	140	2,420	$ 14,201	285,524	302,285

	$ 4,295	$ 6,673	$ 14,201	$ 290,989	$ 316,158

Weighted average yield
U.S. Treasury and U.S. Government
agencies and corporations	2.91%				2.91%
Corporate debt and other securities		3.07%		2.52%	2.56
Mutual funds	1.00				1.00
Mortgage-backed securities	3.42	5.63	3.28%	3.83	3.82

	1.90%	4.00%	3.28%	3.80%	3.76%

INSURANCE ACTIVITIES

       FSIns. and its subsidiaries, Kinghorn Insurance Services, Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina. FSIns. operates through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office each in Columbia, South Carolina and Lake Wylie, South Carolina. Total revenues for fiscal 2003 were $13.4 million and consist principally of commissions paid by insurance companies. Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Substantially all contingency income, which totaled $1.3 million in both fiscal 2003 and 2002, is received in the first calendar quarter of each year.

       Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns.'s customers. In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates. Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns.

       Through its relationship, First Federal markets FSIns.'s insurance products and services to First Federal customers. Additionally, First Federal employees refer retail and business customers to FSIns. for their insurance needs.

SOURCES OF FUNDS

       Deposits have historically been the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and mortgage-backed securities and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the interest rate environment and other market conditions. FHLB advances and short-term borrowings provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

Deposits

       The Company offers a number of deposit accounts including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts ("IRA") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 12 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

       The Association's deposits are obtained primarily from residents of South Carolina. Management estimates that less than 3% of deposits at September 30, 2003, are obtained from customers residing outside of its market area in South Carolina and North Carolina. The principal methods used by the Company to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mail. The Company also provides customers with access to the convenience of automated teller machines ("ATMs") through a proprietary ATM network and access to regional and national ATM networks. The Company also provides access through telephone voice response systems and through Internet banking. Management believes the Company enjoys an excellent reputation for providing products and services to meet the needs of market segments, such as seniors. For example, 50-Plus Club members benefit from a number of advantageous programs, such as exclusive travel packages, special events and classic movies. The Company also emphasizes the promotion of savings programs for children.

Jumbo Certificates of Deposit

       The Company does not rely significantly on large denomination time deposits. The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2003. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Table 5

JUMBO CERTIFICATES OF DEPOSITS

(dollars in thousands)

Maturity Period

Three months or less	$17,088
Over three through six months	9,599
Over six through twelve months	4,605
Over twelve months	5,158

Total	$36,450

Borrowings

       The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta serves as the Company's primary borrowing source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions. Advances must be fully collateralized and limits are established for the Association. Currently the Association has been granted an advance limit of 35% of First Federal's assets by the FHLB of Atlanta or $804.7 million.

       At September 30, 2003, the Company had advances totaling $598 million from the FHLB of Atlanta at an average weighted rate of 4.29%. At September 30, 2003, the maturity of the Association's FHLB advances ranged from one to seven years.

       For more information on borrowings, see Note 13 of Notes to Consolidated Financial Statements contained in Item 8 herein.

       During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line, which was increased to $35 million during fiscal 2000. The rate on the funding line is based on three month LIBOR. During fiscal 2000, the line was increased to $35.0 million. At September 30, 2003, $24.1 million was outstanding under this agreement with a weighted average rate of 3.12%. The loan is subject to a 10% principal reduction which began in September 2003, with a final maturity of September 2012. No further funds are available for advances under the line.

       The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

Table 6

BORROWINGS

(dollars in thousands)

	At or For the Year Ended September 30,

	2003	2002	2001

Weighted Average Rate Paid On (at end of period):
FHLB advances	4.29%	4.99%	4.90%
Securities sold under agreements to repurchase			3.66
Bank line of credit	3.12	3.82	5.58
Maximum Amount of Borrowings Outstanding (during period):
FHLB advances	$ 600,000	$ 701,000	$ 803,500
Securities sold under agreements to repurchase		66,316	99,210
Bank line of credit	26,750	26,750	23,750
Approximate Average Amount of Short-term Borrowings
With Respect To:
FHLB advances	549,826	633,553	728,100
Securities sold under agreements to repurchase		5,434	66,385
Bank line of credit	26,560	23,758	17,928
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	4.94%	4.70%	5.75%
Securities sold under agreements to repurchase		2.92	5.31
Bank line of credit	3.50	4.12	7.04

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

       The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Interest Rate Sensitivity Analysis Table. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Liquidity." Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management." This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2003, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point increase in rates would decrease net interest income over a twelve-month period by 24.5% and decrease net portfolio value by .66%. According to OTS instructions, as a result of the current historically low level of market interest rates, modeling a 200 basis point decline in rates was deemed unrealistic and not performed. However, based on internal calculations, a 100 basis point decline in rates would increase net interest income over a twelve-month period by 10.74% and decrease net portfolio value by .12% in the same period.

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

       The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 2003. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Table 7

INTEREST-SENSITIVE ASSETS AND LIABILITIES

(dollars in thousands)

	Expected Maturity/Principal Repayments at September 30,

	Average Rate	2004	2005	2006	2007	2008	Thereafter	Cost	Fair Value

Interest-sensitive assets:
Loans receivable	6.31%	$324,348	$265,965	$218,091	$178,835	$146,645	$668,048	$1,801,932	$1,827,136
Mortgage-backed securities	3.82	75,571	56,678	42,509	31,882	23,911	71,734	302,285	303,470
Investments and other
interest-earning assets	2.49	4,155	991		1,013	2,249	5,465	13,873	13,787
FHLB Stock	3.25						29,900	29,900	29,900
Interest-sensitive liabilities:
Checking accounts	0.28	87,427	47,636	32,393	22,027	14,978	31,829	236,290	236,290
Savings accounts	0.60	25,620	19,456	19,456	12,690	12,674	60,811	150,707	150,707
Money Market accounts	0.73	220,396	15,344	15,344	7,309	7,309	13,280	278,982	278,982
Certificate accounts	3.14	356,983	125,258	91,122	45,417	29,565	5,126	653,471	665,230
Borrowings	4.25	190,675	212,675	52,675	2,675	27,675	135,700	622,075	674,676

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

First Southeast Fiduciary & Trust

       First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Association. Assets under management totaled $73.3 million at September 30, 2003.

SUBSIDIARY ACTIVITIES OF THE COMPANY

First Southeast Insurance Services

       First Southeast Insurance Services, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased. In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal. During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina, in 2002 and Woodruff & Company, Inc. of Columbia, South Carolina in 2003. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. Insurance revenues for fiscal 2003, 2002 and 2001 were approximately 7.8%, 5.4% and 2.6%, respectively, of gross revenues of the Company.

First Southeast Investor Services

       First Southeast Investor Services, incorporated in South Carolina, has been a NASD-registered introducing broker dealer since 1998. First Southeast Investor Services offers a variety of investment products and services in strategically located offices throughout First Financial's market area.

COMPETITION

       First Federal was the largest savings association headquartered in South Carolina at September 30, 2003, based on asset size as reported by the OTS. The Company faces strong competition in the attractif savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

       The Company's competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, insurance companies, developers, tract builders and other institutional lenders. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided borrowers, developers, real estate brokers, and home builders.

PERSONNEL

       As of September 30, 2003, the Company had 767 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

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

       All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2003 was $380,000.

Federal Home Loan Bank System

       The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Association, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its advances (borrowings) from the FHLB of Atlanta. First Federal is in compliance with this requirement with an investment in FHLB of Atlanta stock of $29.9 million at September 30, 2003.

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

       The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.60 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

Prompt Corrective Action

       The federal banking agencies have implemented, by regulation, a system of prompt corrective action for all insured depository institutions. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At September 30, 2003, First Federal was categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

Qualified Thrift Lender Test

       The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. At September 30, 2003, the Association was in compliance with the QTL test.

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

       In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at unless insured to such ratio by an insurer approved by FNMA or FHLMC.

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

       See Note 18 of Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements of First Federal.

Limitations on Capital Distributions

       OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends.

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

Recent Legislation

Gramm-Leach-Bliley Financial Services Modernization Act of 1999.

       On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms an repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
  broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
  provided an enhanced framework for protecting the privacy of consumer information; and
  addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

The USA Patriot Act

       In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

       Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

  All financial institutions must establish anti-money laundering programs.
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
  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

       To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Association.

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

Acquisitions

       Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by OTS.

Activities

       Prior to the consolidation of Peoples Federal into First Federal, the Company was classified as a multiple savings and loan holding company. Following the consolidation of Peoples Federal into First Federal, the Company became a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it could engage, provided that the Association continued to meet the QTL test. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing or applied for prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the qualified thrift lender test. The Company did not qualify for grandfathering and must therefore is subject to the certain activities restrictions.

       Upon any non-supervisory acquisition by the Company of another savings association, or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the OTS, the Company would, again, become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

       The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Qualified Thrift Lender Test

       If the Association fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see - Federal Regulation of Savings Associations - Qualified Thrift Lender Test - for information regarding the Association's qualified thrift lender test).

ITEM 2. PROPERTIES

       The Company's principal operating offices are located at 2440 Mall Drive, Charleston, South Carolina, in an office building partially leased by First Federal. The building also serves as First Federal's Operations Center. First Federal owns 33 of its branch offices, including its home office at 34 Broad Street in downtown Charleston. A substantial portion of its home office is now leased and approximately 40% of its offices in Beaufort County are also leased to others. The remaining 12 branch offices are leased properties on which First Federal has constructed banking offices. All of the leases include various renewal or purchase options. A regional operations center is also located in Conway, South Carolina. Approximately 20% of the building is leased to others.

       First Southeast Insurance Services, Inc. and its affiliates lease space for certain insurance agency operations in Charleston, Lake City, Myrtle Beach, Hilton Head, Bluffton, Ridgeland, Lake Wylie and Columbia, South Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities. The Association also owns land purchased for potential future branch locations.

       The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

       At September 30, 2003, the total book value of the premises and equipment owned by the Company was $37.2 million. Reference is made to Note 17 of Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 8 for further details on the Company's properties.

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

       On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation which were varied. Peoples Federal appealed the recent ruling on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. On May 21, 2003 an order was received from the South Carolina Supreme Court transferring jurisdiction of the appeal from the South Carolina Court of Appeals to the South Carolina Supreme Court. Oral arguments before the South Carolina Supreme Court were made on October 22, 2003. First Federal, as successor to Peoples Federal, intends to continue to pursue this appeal vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Table 8

STOCK PRICES AND DIVIDENDS

			Cash Dividend
	High	Low	Declared

2003:
First Quarter	$28.69	$22.58	$0.190
Second Quarter	26.98	23.67	0.190
Third Quarter	29.50	24.01	0.190
Fourth Quarter	31.73	26.58	0.190

2002:
First Quarter	$25.64	$20.93	$0.170
Second Quarter	27.86	23.10	0.170
Third Quarter	32.75	26.74	0.170
Fourth Quarter	32.49	25.73	0.170

       The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FSTFNHLD" or a similar variation. As of September 30, 2003, there were 2,419 stockholders of record.

       The Company has paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 16 times with the most recent dividend paid in November 2003, at $.22 per share. Cash dividends per share totaled $.76, $.68 and $.62 for fiscal 2003, 2002 and 2001, respectively. These dividends per share amounted to 35.85%, 32.38% and 36.69% of basic net income per common share, respectively.

       Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Association's ability to pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended September 30,
	2003	2002	2001	2000	1999

	(dollars amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$134,381	$154,026	$173,277	$161,642	$140,832
Interest expense	55,921	71,342	102,908	98,888	80,394

Net interest income	78,460	82,684	70,369	62,754	60,438
Provision for loan losses	(6,235)	(5,888)	(4,975)	(2,745)	(2,765)

Net interest income after provision
for loan losses	72,225	76,796	65,394	60,009	57,673
Other income	40,965	30,959	24,918	18,310	15,314
Non-interest expense	(70,781)	(63,944)	(55,143)	(47,884)	(43,280)
Income tax expense	(15,198)	(15,659)	(12,610)	(10,507)	(10,400)

Net income	$27,211	$28,152	$22,559	$19,928	$19,307

Per Common Share
Net income	$2.12	$2.10	$1.69	$1.49	$1.44
Net income, diluted	2.07	2.04	1.64	1.47	1.40
Book value	13.02	12.55	11.71	10.35	9.43
Dividends	0.76	0.68	0.62	0.56	0.48
Dividend payout ratio	35.85%	32.38%	36.69%	37.58%	33.33%

At September 30,
Assets	$2,322,882	$2,264,674	$2,325,664	$2,256,511	$2,070,752
Loans receivable, net	1,801,932	1,924,828	1,905,333	1,838,497	1,742,150
Mortgage-backed securities	303,470	133,568	208,153	247,095	181,245
Investment securities and FHLB stock	43,687	37,035	39,409	45,492	37,743
Deposits	1,481,651	1,440,271	1,395,785	1,241,295	1,219,848
Borrowings	622,075	603,907	715,066	828,022	677,241
Stockholders' equity	163,006	165,648	156,893	137,851	125,881
Number of offices	45	44	44	40	38
Full-time equivalent employees	767	763	719	638	611

Selected Ratios:
Return on average equity	16.65%	17.29%	15.27%	15.21%	15.38%
Return on average assets	1.21	1.23	0.98	0.91	0.99
Gross interest margin	3.66	3.69	3.00	2.77	2.99
Net interest margin	3.74	3.82	3.20	2.99	3.22
Efficiency ratio	59.76	56.29	58.76	59.45	57.23
Average equity as a percentage of
average assets	7.23	7.10	6.40	5.99	6.42

Asset Quality Ratios:
Allowance for loan losses to net loans	0.83%	0.82%	0.84%	0.84%	0.84%
Allowance for loan losses to
nonperforming loans	147.06	129.77	141.44	178.65	202.08
Nonperforming assets to loans and real estate
and other assets acquired in
settlement of loans	0.79	0.78	0.77	0.79	0.74
Nonperforming assets to total assets	0.61	0.67	0.63	0.64	0.62
Net charge-offs to average loans	0.38	0.31	0.24	0.11	0.06

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

       First Financial's earnings were $27.2 million in fiscal 2003 compared with $28.2 million in fiscal 2002, declining by 3.3%. Basic and diluted earnings per share in 2003 improved to $2.12 and $2.07, respectively, compared with $2.10 and $2.04, respectively, in 2002. Net income was $22.6 million in 2001. Basic and diluted earnings per share totaled $1.69 and $1.64 in 2001, respectively. Net earnings resulted in a return on average equity of 16.65%, 17.29% and 15.27% for the three years ended September 30, 2003, respectively. The return on average assets for the three years ended September 30, 2003 was 1.21%, 1.23% and .98%, respectively.

       First Financial's earnings declined in fiscal 2003 as a result of several factors. First, the Company's net interest margin declined to 3.74% in fiscal 2003 from 3.82% in fiscal 2002. Average earning asset levels also declined and the combination of these factors lead to a $4.2 million decline in net interest income. Secondly, non-interest revenues increased $10.0 million, or 32.3%, over fiscal 2002 principally as a result of growth in revenues from insurance services, banking fees and increased loan, investment and mortgage-backed securities sales. Offsetting these increases was a $6.8 million increase in non-interest expense, principally of additional insurance operations acquired and normal growth related to the level of business activity and expansion. Average diluted shares for the fiscal year ended September 30, 2003 declined by 658,600 shares, due principally to the execution of stock repurchase programs.

       First Financial's net income increased $5.6 million in fiscal 2002, or approximately 24.8%, over fiscal 2001. Growth in net income was principally attributable to expansion of net interest income, as average net interest margins increased. Another important factor in fiscal 2002 was the $6.0 million, or 24.2%, increase in non-interest revenues over fiscal 2001. The increase in non-interest revenues for fiscal 2002 was mainly attributable to the expansion and growth of insurance operations that produced a 90.6% increase in insurance revenues over fiscal 2001.

       On September 17, 2001, First Financial announced that its Board of Directors had authorized the repurchase of up to 600,000 shares of First Financial's common stock. Approximately 441,000 shares were repurchased under the program in fiscal 2002 with a total of approximately 477,500 shares purchased under the plan since its inception. The plan expired on September 30, 2002.

       The Board of Directors authorized a new stock repurchase program on October 24, 2002 to acquire up to 650,000 shares. During fiscal 2003 the Company completed the repurchase program at a final cost of $16.4 million.

       On May 22, 2003 an additional stock repurchase plan was authorized by the Board of Directors to acquire up to 650,000 shares. During fiscal 2003 the Company purchased approximately 143,000 shares at a cost of approximately $4.1 million under this plan.

Critical Accounting Policies

       First Financial's accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, First Financial has determined that accounting for allowance for loan losses (the "Allowance"), income taxes, mortgage servicing rights and purchase accounting are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

       As explained in Note 1 and Note 7 to the consolidated financial statements, the allowance for loan losses represents Management's estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy's impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's Allowance and related matters, see "- Financial Position - Allowance for Loan Losses."

       Accounting for mortgage servicing rights is more fully discussed in Note 1 to the consolidated financial statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management's estimates. The Company utilizes the expertise of a third party consultant to determine this asset's value. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

       The income tax amounts disclosed in Note 15 reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed nine months after year-end, are subject to review and possible revision by the tax authorities up until the statue of limitations has expired. These statues usually expire three years after the time the respective tax returns have been filed.

       Acquisitions by the Company are made through the use of the purchase method of accounting and are more fully discussed in Note 2 of the financial statements. The Company relies heavily on third party expertise in the valuing of these acquisitions. Management relies on historical as well as pro-forma balance sheet and income statement information to determine these values. These estimated fair values are subject to change as economic and market specific conditions change.

       The Company tests goodwill for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The Company used the cost method to determine if goodwill was impaired. The cost method assumes the net assets of a recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent, a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Item 8, Note 1 to the consolidated financial statements.

Acquisitions

       On June 3, 2003, First Financial acquired the southeast portion of the claim access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. The business acquired was consolidated with Benefit Administrators, Inc., an affiliate company of Johnson Insurance Associates, Inc. ("Johnson Insurance"), acquired in fiscal 2002, a subsidiary of First Southeast Insurance Services, which provides third party administrative services for self-insured health insurance plans.

       On March 21, 2003, First Financial acquired the operations of Woodruff & Company, Inc. ("Woodruff"), an independent insurance agency based in Columbia, South Carolina. Woodruff's operations were merged into Johnson Insurance.

       During fiscal 2002, First Financial acquired Johnson Insurance, a full-service independent insurance agency located in Columbia, South Carolina, specializing primarily in commercial insurance lines. The Company also acquired Benefit Administrators, Inc., an affiliated company providing third party administrative services for self-insured health insurance plans. This acquisition occurred on August 12, 2002. This transaction was accounted for as a purchase of stock with 1.5 months of Johnson Insurance's operations included in fiscal 2002 results.

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

Financial Position

       At September 30, 2003, First Financial's assets totaled $2.3 billion, increasing slightly by 2.6%, or $58.2 million, from September 30, 2002. First Financial's assets remained relatively flat during the year, reflecting the state of the U.S. economy during the past year and record low interest rates. The Company experienced weak commercial loan demand and increased mortgage loan refinancing activity during fiscal 2003. The change in assets during fiscal 2003 was principally attributable to an increase of $169.9 million in mortgage-backed securities, offset by a decline of $122.9 million in net loans receivable and loans held for sale. Average assets, however, decreased by 1.5% during the year and average interest-earning assets decreased by 3.1%. Lower market interest rates in fiscal 2003 led to record fixed-rate residential loan originations. Agency-qualifying fixed-rate mortgage loan originations are normally sold by the Company, increasing loans sales substantially in fiscal 2003 and also precipitating lower levels of residential loans held in the Company's loan portfolio.

       At September 30, 2002, First Financial's assets also totaled $2.3 billion, declining slightly, by 2.6%, or $61.0 million, from September 30, 2001. The decline in assets was principally attributable to declines of $74.6 million in mortgage-backed securities, $9.7 million in cash and cash equivalents and $8.6 million in net loans receivable offset partially by growth of $28.1 million in loans held for sale.

Investment Securities and Mortgage-backed Securities

       At September 30, 2003, available for sale securities totaled $317.3 million compared to $140.9 million at September 30, 2002. Average balances of available for sale securities increased slightly to $236.0 million during fiscal 2003 from $234.8 million during fiscal 2002. As market interest rates declined in fiscal 2003, prepayments of the mortgage-backed securities portfolio increased dramatically. During the last two quarters of fiscal 2003, the Company made additional purchases of mortgage-backed securities to augment earning asset growth.

       The primary objective of the Company in its management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities. The Association is required to maintain an adequate amount of liquidity to ensure safe and sound operations. The Association has maintained balances in short-term investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

Loans Receivable

       Loans comprise the largest portion of interest-earning assets of the Company, accounting for 88.7% and 89.1% of average interest-earning assets in fiscal 2003 and fiscal 2002, respectively. Compared with balances on September 30, 2002, net loans receivable declined by $122.9 million during fiscal 2003. Loans held for sale declined $20.4 million to $20.1 million at September 30, 2003. Real estate loan originations were higher in fiscal 2003 than in fiscal 2002 primarily as a result of the effect of record low market interest rates and increased refinancing activity. Loan growth under such conditions, however, slowed dramatically as a result of much higher levels of sales of agency-qualifying residential loans.

       The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, mobile home and other consumer loans, credit card receivables and commercial business loans. The Company believes that the increase in consumer and commercial loans and lower levels of single family mortgage loans will have a positive effect of the overall yield on the loan portfolio. However, these loans generally have higher credit risks than single-family residential loans, a significant factor in the growth of net loan charge-offs during recent years.

Asset Quality

       The Company believes it maintains a conservative philosophy regarding its lending mix as well as its underwriting guidelines. The Company also maintains loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets. Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of the Association. The majority of the Company's loan originations are in coastal South Carolina and North Carolina and inland in Florence County, South Carolina.

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

Table 9

PROBLEM ASSETS

(dollars in thousands)

	At September 30,

	2003	2002	2001	2000	1999

Non-accrual loans	$9,852	$11,860	$8,547	$5,881	$4,466
Accruing loans 90 days or more delinquent	24	29	25	29	20
Renegotiated loans	295	305	2,700	2,712	2,724
Real estate and other assets acquired in settlement of loans	4,009	2,913	3,337	5,895	5,685

	$14,180	$15,107	$14,609	$14,517	$12,895

As a percent of loans receivable and real estate and other
assets acquired in settlement of loans	0.79%	0.78%	0.77%	0.79%	0.74%
As a percent of total assets	0.61	0.67	0.63	0.64	0.62
Allowance for loan losses as a percent of problem loans	147.06	129.77	141.44	178.65	202.08
Net charge-offs to average loans outstanding	0.38	0.31	0.24	0.11	0.06

       Problem assets were $14.2 million at September 30, 2003, or .61% of assets and .79% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2002, problem assets were $15.1 million, or .67% of assets and .78% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual declined to $9.9 million at September 30, 2003 from $11.9 million in fiscal 2002. Real estate and other assets in settlement of loans increased to $4.0 million from $2.9 million at September 30, 2002.

       Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses

       The allowance for loan losses ("Allowance") is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. Management reviews the adequacy of the Allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

       The methodology for assessing the adequacy of the Allowance establishes both an allocated and an unallocated component. During the past few years, the calculation of the Allowance was modified and refined to more closely track the Company's historical loss rates. The previous methodology used a range of reserves based on industry loss data for certain types of loans. The allocated component of the Allowance for single family loans is currently based on recent loss rates and also contains a component determined by Management's assessment of current economic conditions. The allocated components for commercial real estate, multifamily loans and commercial business loans are based principally on current loan grades, recent loss rates and an allocation attributable to current economic conditions. The allocated component for consumer loans is based on loan payment status, recent loss rates and also includes an allocation based on economic conditions. Management is currently using the most recent year's loss rates in determining its allocated allowance because historical loss rates may not adequately reflect weakening economic conditions since fiscal 2001.

       The unallocated component of the Allowance represents the results of analyses that estimate probable losses inherent in the portfolio that are not fully captured in the allocated allowance. These analyses include but are not limited to industry concentrations, model imprecision and the estimated impact of current economic conditions on historical loss rates. We continually monitor trends in loan portfolio qualitative and quantitative factors, including trends in the levels of past due, criticized and nonperforming loans. The trends in these factors are used to evaluate the reasonableness of the unallocated component.

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

       The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations. Should the loan portfolio increase substantially, should current loss experience continue in future periods, should classified and delinquent loans increase or economic conditions deteriorate further, then the provision for loan losses may increase in future periods. The entire Allowance is available to absorb losses in the loan portfolio.

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

       The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. These regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination.

       The Allowance totaled $15.0 million and $15.8 million, or .83% and .82% of net loans, at September 30, 2003 and 2002, respectively. During fiscal 2003, First Financial lowered the Allowance by $867,000 in connection with reductions in classified assets, changes in the composition of loans, an overall decrease in loan balances and the level of charge-offs. The ratio of the Allowance to nonperforming loans, which include nonaccrual loans, accruing loans 90 days or more delinquent and renegotiated loans, was 1.47 times and 1.30 times at September 30, 2003 and September 30, 2002, respectively. Nonperforming loans decreased to $10.1 million as of September 30, 2003 from $12.2 million at September 30, 2002. See " - Asset Quality" above. Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan. Based on the current economic environment and other factors, management believes that the Allowance at September 30, 2003 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

       The following two tables set forth the changes in the Allowance and an allocation of the Allowance by loan category at the dates indicated. Total net loan charge-offs increased to $7.1 million in fiscal 2003 from $6.0 million in fiscal 2002. Net mortgage and commercial real estate loan charge-offs totaled $1.7 million in fiscal 2003 compared with net charge-offs of $1.1 million in fiscal 2002. Included in real estate charge-offs was a $323,000 loss incurred which had been specifically reserved during fiscal 2002. Consumer loan net charge-offs were $4.4 million in fiscal 2003 compared with $4.5 million in fiscal 2002. Consumer loan charge-offs increased as a result of growth in consumer loans and a continuation of higher net charge-off rates on auto loans and mobile homes. Underwriting standards were tightened in late fiscal 2001 on certain auto lending programs. Commercial business loan net charge-offs were $1.0 million in fiscal 2003 compared with $362,000 in net charge-offs in fiscal 2002. The Company experienced charge-offs on a number of larger commercial business loans in 2003. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Table 10

ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

	At or For the Year Ended September 30,

	2003	2002	2001	2000	1999

Balance, beginning of period	$ 15,824	$ 15,943	$ 15,403	$ 14,570	$ 12,781

Loans charged-off:
Real estate loans	1,688	1,121	377	338	122
Commercial business loans	1,039	432	273	62	46
Consumer loans	4,885	5,071	4,282	1,992	1,428

Total charge-offs	7,612	6,624	4,932	2,392	1,596

Recoveries:
Real estate loans	16	16	61	21	245
Commercial business loans	54	70	20	47	82
Consumer loans	440	531	416	412	293

Total recoveries	510	617	497	480	620

Net charge-offs	7,102	6,007	4,435	1,912	976

Provision for loan losses	6,235	5,888	4,975	2,745	2,765

Balance, end of period	$ 14,957	$ 15,824	$ 15,943	$ 15,403	$ 14,570

Balance as a percent of net loans:	0.83%	0.82%	0.84%	0.84%	0.84%
Net charge-offs as a percent of
average net loans:	0.38%	0.31%	0.24%	0.11%	0.06%

	At September 30,

	2003	2002	2001	2000	1999

Allowance for loan losses applicable to:
Real estate loans	$ 6,608	$ 9,362	$ 6,938	$ 7,434	$ 9,975
Commercial business loans	1,607	598	1,014	823	560
Consumer loans	6,605	5,470	7,991	7,146	4,035
Unallocated	137	394

Total	$ 14,957	$ 15,824	$ 15,943	$ 15,403	$ 14,570

Percent of loans to total net loans:
Real estate loans	77.1%	78.8%	80.0%	81.8%	86.6%
Commercial business loans	2.3	2.0	1.9	1.6	1.2
Consumer loans	20.6	19.2	18.1	16.6	12.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

       Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a less significant source of funding. The Company has set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers. New commercial business products have been developed and the Company proactively seeks development of new business relationships. During fiscal 2003 and in past years, the Company has emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing its cost of funds.

       The Company's total deposits increased $41.4 million during the year ended September 30, 2003. The Company's deposit composition at September 30, 2003 and 2002 is as follows:

Table 11

DEPOSITS

(dollars in thousands)
	At September 30,

	2003		2002

	Balance	Percent of Total	Balance	Percent of Total

Checking accounts	$ 398,491	26.90%	$ 327,503	22.74%
Statement and other accounts	150,707	10.17	136,399	9.47
Money market accounts	278,982	18.83	317,849	22.07
Certificate accounts	653,471	44.10	658,520	45.72

Total deposits	$ 1,481,651	100.00%	$ 1,440,271	100.00%

       Core deposits, which include checking accounts, statement and other accounts and money market accounts, grew by $46.4 million in fiscal 2003, or 5.94%, while higher costing consumer certificate of deposit balances declined by $5.0 million. As of September 30, 2003 and 2002, deposits as a percentage of liabilities were 68.6%. The Company expects to maintain a significant portion of its deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus affect the Company's future net margins. The Company's average cost of deposits at September 30, 2003 was 1.63% compared with 2.38% at September 30, 2002.

Borrowings

       Borrowings increased $18.2 million during the current year to $622.1 million as of September 30, 2003. Borrowings as a percentage of total liabilities were approximately 28.8% at the end of fiscal 2003 and fiscal 2002, respectively. Borrowings from the FHLB of Atlanta increased $21.0 million and other short-term borrowings declined $2.8 million.

       The Company's average cost of FHLB advances, reverse repurchase agreements and other borrowings declined from 4.94% at September 30, 2002 to 4.25% at September 30, 2003. Approximately $188.0 million in FHLB advances mature within one year. Other advances are subject to call during the next 12 months but, based on the current market interest rates, these calls will likely not be exercised by the FHLB. See Note 13 of Notes to Consolidated Financial Statements.

Capital Resources

       Average shareholders' equity was $163.4 million during fiscal 2003, or 7.2% of average assets, increasing from 7.1% during fiscal 2002. The Consolidated Statements of Stockholders' Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders' equity during the year. Total equity capital decreased from $165.6 million at September 30, 2002 to $163.0 million at September 30, 2003. The Company's capital ratio of total capital to total assets, was 7.02% at September 30, 2003 compared to 7.31% at September 30, 2002. The Company's tangible capital ratio at September 30, 2003 was 6.36% compared with 6.69% at September 30, 2002.

       Recent stock repurchases included the purchase of approximately 793,000 shares, 506,000 shares and 57,000 shares of common stock in fiscal 2003, 2002 and 2001, respectively. The dollar amount of such purchases totaled $20.5 million in fiscal 2003, $14.3 million in fiscal 2002 and $1.2 million in fiscal 2001.

       During fiscal 2003, the Company's cash dividend payout was 35.8% of per share earnings compared with a payout ratio of 32.4% in fiscal 2002. The Company recently increased its cash dividend by 15.8% to $.88 per share on an annual basis, effective with the payment made during November 2003 to shareholders.

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

       The Company, working principally through the Asset and Liability Committee of the Association, has established policies and monitors results to control interest rate risk. The Company utilizes measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance sheet mix assumptions.

       Management may adjust the Company's interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding the structure and maturities of FHLB advances and other borrowings. The Company has continued to emphasize adjustable-rate mortgage real estate lending and short-term consumer and commercial business lending to accomplish its objectives.

       The following table sets forth in summary form the repricing attributes of the Company's interest-earning assets and interest-bearing liabilities. The time periods in the table represent the time period before an asset or liability matures or can be repriced.

Table 12

INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2003

(dollars in thousands)
	Interest Rate Sensitivity Period

				13 Months-
	3 Months	4-6 Months	7-12 Months	2 years	Over 2 Years	Cost

Interest-earning assets:
Loans (1)	$ 440,981	$ 165,669	$ 315,874	$ 90,454	$ 803,772	$ 1,816,750
Mortgage-backed securities	68,016	750	3,127		230,392	302,285
Interest-earning deposits,
investments and FHLB stock	38,323				10,493	48,816

Total interest-earning assets	547,320	166,419	319,001	90,454	1,044,657	2,167,851

Interest-bearing liabilities:
Deposits:
Checking accounts (2)	21,857	21,857	43,714	47,636	101,226	236,290
Savings accounts (2)	6,405	6,405	12,810	21,265	103,822	150,707
Money market accounts	278,982					278,982
Certificate accounts	134,272	104,387	118,324	125,258	171,230	653,471

Total deposits	441,516	132,649	174,848	194,159	376,278	1,319,450
Borrowings (3)	137,075	75,000		210,000	200,000	622,075

Total interest-bearing liabilities	578,591	207,649	174,848	404,159	576,278	1,941,525

Current period gap	$ (31,271)	$ (41,230)	$ 144,153	$ (313,705)	$ 468,379	$ 226,326

Cumulative gap	$ (31,271)	$ (72,501)	$ 71,652	$ (242,053)	$ 226,326

Percent of total assets	(1.35% )	(3.12% )	3.08%	(10.42% )	9.74%

Assumptions:
  Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Company estimates of prepayments of fixed rate loans.

  Decay rates for checking accounts approximate 37% in the first year and 20% in the second year. Decay rates for savings accounts approximate 17% in the first year and 14% in the second year.

  Borrowings include fixed-rate FHLB advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Company has assumed under current interest rates, that advances with call provisions will extend.

       Based on the Company's September 30, 2003 dynamic gap position, which considers expected prepayments of loans, in a one-year time period $1.03 billion in interest-earning assets will reprice and approximately $961.1 million in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $71.7 million, or 3.08% of assets. The Company's one year dynamic gap position at September 30, 2002 was a positive $165.7 million, or 7.3% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called.

       During the past five years the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index. Under current lower levels of market interest rates, during fiscal 2003 and 2002, the pace of prepayments increased substantially on these types of loans as consumers locked into longer-term fixed-rate loans, which the Company generally has sold.

       Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates declined during fiscal 2002 through actions of the Federal Reserve, the Company's negative gap position at that time was a factor in increasing the net interest margin. Fiscal 2003 witnessed consistently low absolute levels of market interest rates. It may be difficult to quantify expectations when interest rates are expected to continue at very low historic levels, as we are currently experiencing. A continuation at these very low interest rates for another 12 months or further declines in market interest rates would be expected to adversely affect the Company's net interest margin because core deposit accounts may have already priced to potential floor levels while loans which are generally priced to a lagging index may continue to adjust to lower rates.

Derivatives and Hedging Activities

       Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

       By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our interest rate sensitivity analysis.

       At September 30, 2003, the fair value of derivative assets totaled $815,000 and was related to commitments to originate fixed rate loans held for sale and forward sales commitments. The Company's derivative and hedging activities are discussed in further detail in Note 17 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

       The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At September 30, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments

       Lending commitments include loan commitments, standby letters of credit and unused business credit card lines. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

       For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2003, commercial and retail loan commitments totaled $91.4 million. Standby letters of credit totaled $2.8 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $249.8 million at September 30, 2003, are generally for short-term borrowings.

       First Financial applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 17 to Consolidated Financial Statements in Item 8 hereof for additional information regarding lending commitments.

Derivatives

       In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 17 to Consolidated Financial Statements in Item 8 hereof for additional information regarding derivatives.

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

       Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. The table below summarizes future contractual obligations as of September 30, 2003.

Contractual Obligations

Table 13

CONTRACTUAL OBLIGATIONS

(in thousands)

	At September 30, 2003

	Payments Due by Period

		Over One	Over Two	Over Three
	Within One	to Two	to Three	to Five	After Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$356,983	$125,258	$91,122	$74,982	$5,126	$653,471
Borrowings	190,675	212,675	52,675	30,350		622,075
Operating leases	1,600	1,455	627	655	309	4,646

Total contractual obligations	$549,258	$339,388	$144,424	$105,987	$141,135	$1,280,192

       The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Association, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester Counties and a significant share of deposits in the Georgetown, Horry and Florence Counties. As a relatively new entrant into Beaufort County, South Carolina to Brunswick County, North Carolina, the Company holds a small but growing market share. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products.

       Other primary sources of funds include borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, the Association has back-up sources of funds available, including FHLB borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for the Association of approximately $805 million at September 30, 2003, based on its current approved cap. Should it be desired, the Association may request an increase in the cap level up to 40% of assets, subject to standard lending policies in effect at the FHLB.

       During 2003, the Company experienced a net cash outflow from investing activities of $89.7 million, consisting principally of purchases of $314.2 million in mortgage-backed securities available for sale and $37.4 million in net purchases of investment securities available for sale partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $143.6 million, proceeds from the maturity of investments available for sale of $30.9 million and a decrease of $92.4 million in net loans. Significant operating activities of the Company for fiscal 2003 included $476.2 million of residential loans originated for sale with sales of $504.6 million. Based on a net increase in deposits of $41.4 million, higher payments and prepayments of mortgage-backed securities and slower growth in loans attributable to sales, the Company reduced other borrowing sources by $2.8 million during the year ended September 30, 2003.

       Proceeds from the sale of loans of $504.6 million in fiscal 2003 increased significantly from $353.7 million in fiscal 2002. Based on recent asset/liability management objectives and low historical interest rates, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 2004. Management, however, anticipates volume of loan sales will be materially lower during fiscal 2004 as refinancing activity declines. The Company will likely increase its holdings of investments and mortgage-backed securities during fiscal 2004 until loan portfolio growth returns to historical levels.

Parent Company Liquidity

       As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Association, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2003, First Financial had cash reserves and existing marketable securities of $3.5 million compared with $2.1 million at September 30, 2002.

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

Results of Operations

Net Interest Income

       The largest component of operating earnings for the Company is net interest income. One of the Company's strategic initiatives has been to reduce the Company's reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $78.5 million in fiscal 2003 compared with $82.7 million in fiscal 2002 and $70.4 million in fiscal 2001. Net interest income represented approximately 66% of the gross income of First Financial in fiscal 2003 compared with 73% in fiscal 2002 and 74% in fiscal 2001. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income. The absolute level of market interest rates also significantly affects the Company's ability to quickly react to balance sheet changes.

       Net interest income decreased by 5.1% to $78.5 million in fiscal 2003. This followed an increase of 17.5% in fiscal 2002 and 12.1% in fiscal 2001. The decrease in fiscal 2003 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As short-term market interest rates declined, the Company's interest-sensitive liabilities repriced to an average cost of 2.75% in fiscal 2003 from an average cost of 3.43% in fiscal 2002. Average yields declined to 6.41% in fiscal 2003 from 7.12% in fiscal 2002. The Company's net interest margin decreased in fiscal 2003 to 3.74% from 3.82% in fiscal 2002.

       Economic conditions, market interest rates and competitive pressures in fiscal 2002 were less challenging than in fiscal 2001 when the Federal Reserve was moving interest rates to higher levels to combat the threat of higher growth in inflation. The Company's average cost of interest-bearing liabilities declined to 3.43% in fiscal 2002 from 4.87% in fiscal 2001. Average yields on interest-earning assets decreased from 7.87% in fiscal 2001 to 7.12% in fiscal 2002. The net interest margin increased substantially to 3.82% in 2002 from 3.20% in fiscal 2001.

       While the net interest margin during fiscal 2003 declined only marginally, by 8 basis points, more importantly, the net interest margin was 3.57% during the quarter ended September 30, 2003, experiencing a decline from 3.75% during the quarter ended June 30, 2003. Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market interest rates.

Average Yields and Rates

Table 14

AVERAGE YIELDS AND RATES

(dollars in thousands)
	Year Ended September 30,
	2003			2002			2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans[1]	$1,859,663	$125,226	6.73%	$1,928,250	$142,198	7.37%	$1,891,528	$152,695	8.07%
Mortgage-backed securities	186,211	7,554	4.06	173,510	9,354	5.39	248,454	16,443	6.62
Investment securities	40,664	1,473	3.62	44,170	2,144	4.85	45,153	3,132	6.94
Other interest-earning assets[2]	9,165	128	1.40	17,100	330	1.93	17,133	1,007	5.88

Total interest-earning assets	2,095,703	134,381	6.41	2,163,030	154,026	7.12	2,202,268	173,277	7.87

Non-interest-earning assets	163,406			130,792			104,520

Total assets	$2,259,109			$2,293,822			$2,306,788

Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$364,740	297	0.08	$333,470	1,116	0.33	255,648	2,134	0.84
Savings accounts	140,200	1,832	1.31	125,069	2,222	1.78	115,854	2,677	2.31
Money market accounts	294,456	3,579	1.22	277,869	7,827	2.82	191,345	7,754	4.05
Certificate accounts	657,751	22,144	3.36	680,857	29,289	4.30	736,266	43,668	5.93

Total deposits	1,457,147	27,852	1.91	1,417,265	40,454	2.85	1,299,113	56,233	4.33
FHLB advances	549,826	27,139	4.94	633,553	29,751	4.70	728,100	41,891	5.75
Other borrowings	26,560	930	3.50	29,192	1,137	3.89	84,313	4,784	5.67

Total interest-bearing liabilities	2,033,533	55,921	2.75	2,080,010	71,342	3.43	2,111,526	102,908	4.87

Non-interest-bearing liabilities	62,155			50,939			47,523

Total liabilities	2,095,688			2,130,949			2,159,049
Stockholders' equity	163,421			162,873			147,739
Total liabilities and

stockholders' equity	$2,259,109			$2,293,822			$2,306,788

Net interest income/gross margin		$78,460	3.66%		$82,684	3.69%		$70,369	3.00%

Net yield on average
interest-earning assets			3.74%			3.82%			3.20%
Percent of average interest-
earning assets to average
interest-bearing liabilities			103.06%			103.99%			104.30%
[1]	Average balances of loans include non-accrual loans.
[2]	This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated
Statements of Financial Condition contained in Item 8 herein.

       The Company's weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2003, the average yield on interest-earning assets declined by 71 basis points while the average rate paid on average interest-bearing liabilities declined by 68 basis points. Average interest-earning assets decreased $67.3 million in fiscal 2003 while interest-bearing liabilities decreased $46.5 million. This in conjunction with the average yield on interest-bearing assets and liabilities decreasing about the same number of basis points provided for a slight decrease in gross margin.

       The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change as a result of volume and rate.

Rate/Volume Analysis

Table 15

RATE/VOLUME ANALYSIS

(in thousands)
	Year Ended September 30,			Year Ended September 30,
	2003 versus 2002			2002 versus 2001
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Loans	$ (4,932)	$ (12,040)	$ (16,972)	$ 2,918	$ (13,415)	$ (10,497)
Mortgage-backed securities	645	(2,445)	(1,800)	(4,436)	(2,653)	(7,089)
Investment securities	(159)	(512)	(671)	(63)	(925)	(988)
Other interest-earning assets	(128)	(74)	(202)	(2)	(675)	(677)

Total interest income	(4,574)	(15,071)	(19,645)	(1,583)	(17,668)	(19,251)

Interest expense:
Deposit accounts
Checking accounts	93	(912)	(819)	531	(1,549)	(1,018)
Savings accounts	247	(637)	(390)	202	(657)	(455)
Money market accounts	442	(4,690)	(4,248)	2,873	(2,800)	73
Certificate accounts	(960)	(6,185)	(7,145)	(3,091)	(11,288)	(14,379)

Total deposits	(178)	(12,424)	(12,602)	515	(16,294)	(15,779)
Borrowings	(4,175)	1,356	(2,819)	(7,503)	(8,284)	(15,787)

Total interest expense	(4,353)	(11,068)	(15,421)	(6,988)	(24,578)	(31,566)

Net interest income	$ (221)	$ (4,003)	$ (4,224)	$ 5,405	$ 6,910	$ 12,315

Provision for Loan Losses

       The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 2003 the Company's provision expense was $6.2 million compared with $5.9 million in fiscal 2002 and $5.0 million in fiscal 2001. The provision was higher in fiscal 2003 than in fiscal 2002 and again in fiscal 2002 than in fiscal 2001 principally as a result of higher consumer loan charge-offs as a result of planned expansion of the consumer lending base, and other incremental changes in components of the loan portfolio offset by reductions in classified credits and an overall reduction in net loans. As a result of these actions, the allowance for loan losses was $15.0 million and $15.8 million at September 30, 2003 and 2002, respectively, and represented .84% of net loans at the end of fiscal 2003 and 2002.

       Net charge-offs in fiscal 2003 totaled $7.1 million, or .38% of average net loans, compared with $6.0 million in fiscal 2002, or .31% of average net loans. Net loan charge-offs of $4.4 million in 2001 resulted in charge-offs to average loans of .24%. Charge-offs increased in all three fiscal periods as a result of increasing levels of consumer loan charge-offs related to higher bankruptcies, higher levels of delinquencies and continued slower economic growth.

Other Income

       Other income increased by $10.0 million, or 32.3%, in fiscal 2003 to $41.0 million from $31.0 million in fiscal 2002. Principal increases in fiscal 2003 included higher commissions and other revenues from insurance agency operations, increasing $3.8 million, and improved net gains on loan sales, increasing $3.4 million. Insurance revenues grew from expansion of activities through the acquisition of additional agency operations. Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2003 was principally attributable to the inclusion of Johnson Insurance for a full year versus one and one-half months in fiscal 2002 as well as the acquisition of other insurance operations during fiscal 2003. Contingent performance-based insurance revenues totaled approximately $1.3 million in fiscal 2003 and fiscal 2002, comprising 9.5% of insurance revenues in 2003 and 13.0% of revenues in fiscal 2002. Higher gains from loan sales were attributable to increased originations and sales of fixed-rate single-family loans as a result of historically low interest rates throughout the year. The Company anticipates that gains from loan sales will be materially lower during fiscal 2004. Gains from sales of investment and mortgage-backed securities of $1.7 million during fiscal 2003 increased $1.1 million over fiscal 2002.

       Although revenues from non-banking activities have expanded in recent years, another significant component of other income remains service charges and fees on deposit accounts. Comprising 25.9% of other income in fiscal 2003, 30.2% of other income in fiscal 2002 and 34.1% in fiscal 2001, respectively, service charges and fees on deposit accounts improved to $10.6 million in fiscal 2003 from $9.3 million in fiscal 2002 and $8.5 million in fiscal 2001. The 13.4% increase in 2003 over 2002 as well as the 10.1% increase during 2002 over 2001 were directly attributable to sales efforts to grow checking accounts and expansion of business checking relationships.

       Loan servicing fees were reported at $1.1 million in fiscal 2003, $934,000 in fiscal 2002 and $1.9 million during 2001. Revenues declined during fiscal 2002 compared with fiscal 2001 principally due to an impairment reserve of $879,000 against the carrying value of originated mortgage servicing rights. During fiscal 2003, changes in the impairment reserve resulted in additional income of $57,000. Loan servicing fees, however, remained at lower levels during fiscal 2003 partially as a result of higher loan prepayment speeds, resulting in increased amortizations of the Company's originated mortgage servicing asset. The amortization of servicing rights increased to $3.1 million during fiscal 2003 from $1.7 million during fiscal 2002. The Company estimates the amortization of its originated servicing asset recorded at September 30, 2003, will likely approximate $2.0 million during fiscal 2004. Should market interest rates decline from current levels, it is likely the Company could incur an additional impairment in its mortgage servicing asset and also incur increased amortizations of the servicing asset, both of which will result in lowering future servicing revenues.

       The Company incurred losses of $731,000 and $593,000, respectively, from real estate operations and other repossession costs during fiscal 2003 and 2002. Operations from real estate operations decreased substantially in these years from a gain of $863,000 in fiscal 2001. The decrease from fiscal 2001 to fiscal 2002 was principally related to the decrease in sales of real estate and an increase in provisions charged as a write-down to real estate.

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

Table 16

NON-INTEREST EXPENSE

(dollars in thousands)

	Year Ended September 30,

	2003		2002		2001		2000		1999

		%		%		%		%		%
		Average		Average		Average		Average		Average
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Salaries and employee benefits	$ 43,990	1.95%	$38,696	1.71%	$32,520	1.41%	$28,008	1.28%	$25,625	1.31%
Occupancy costs	5,264	0.23	5,076	0.22	4,195	0.18	3,738	0.17	3,203	0.16
Marketing	1,801	0.08	1,712	0.07	1,759	0.08	1,579	0.07	1,316	0.07
Depreciation, amortization,
rental and maintenance
of equipment	5,506	0.24	5,235	0.23	4,866	0.21	3,914	0.18	3,328	0.17
FDIC insurance premiums	246	0.01	265	0.01	261	0.01	406	0.02	728	0.04
Other	13,974	0.62	12,960	0.57	11,542	0.50	10,239	0.47	9,080	0.46

Total non-interest expense	$ 70,781	3.13%	$63,944	2.82%	$55,143	2.39%	$47,884	2.19%	$43,280	2.21%

Comparison of Non-Interest Expense

       Total non-interest expense increased $6.8 million, or 10.7%, to $70.8 million in fiscal 2003. Salaries and employee benefits increased $5.2 million , or 13.7% to $44.0 million in fiscal 2003, primarily as a result of the addition of staffing costs of Johnson Insurance for a full year versus only one and one half months in fiscal 2002, additional staffing needs for branch expansion, higher commission and incentive payments related to the level of business activity and increases in the Company employee group insurance expense. The largest component of non-interest expense, salaries and employee benefits, increased $6.2 million, or 19%, to $38.7 million in fiscal 2002.

Staffing for Kinghorn for a full year versus only four months in fiscal 2001, four additional retail sales offices and increases in incentive compensation payments resulted in higher costs.

       In fiscal 2003, occupancy costs increased 3.7% to $5.3 million. In fiscal 2002, occupancy costs increased 21.0% to $5.1 million principally as a result of additional leased facilities at the insurance agencies. Equipment costs increased 5.2%, or $271,000, during fiscal 2003, following a similar increase of $369,000, or 7.6% in fiscal 2002. These increases are attributable to a higher number of banking and insurance offices in fiscal 2003 and fiscal 2002. In addition, First Financial has invested heavily in new technology in recent fiscal years. Such investments include imaging systems, improved voice response technology, lending and deposit platform system enhancements, branch office automation systems and telecommunication upgrades. During the fourth quarter of fiscal 2003, the Company converted to Jack Henry's Silverlake core banking application software. This project resulted in some duplicative equipment expenses during fiscal 2003 as the project began in the fall of 2002. Costs were also marginally higher in fiscal 2002 as the Company worked to complete the systems consolidation of the operations of First Federal and Peoples Federal into one operating unit.

       Other expenses in fiscal 2003 totaled $14.0 million compared with $13.0 million in fiscal 2002. In fiscal 2001, other expenses totaled $11.5 million. The amortization of intangibles associated with insurance agency acquisitions totaled $371,000 in fiscal 2003 compared with $306,000 in fiscal 2002 and $113,000 in fiscal 2001. The amortization of goodwill totaled $216,000 in fiscal 2001 with no corresponding amortization in fiscal 2002 or 2003. Higher professional fees and other expenses were incurred in fiscal 2003 and fiscal 2002 and increased levels of business activity, including additional insurance operations, resulted in higher operating expense, particularly as a full year of operations of Kinghorn was included in fiscal 2002 and a full year of Johnson's operations were included in fiscal 2003. Other expenses during fiscal 2003 included a $425,000 write-off of assets related to the Company's previous core processing system. During fiscal 2002, the Company incurred expenses of approximately $350,000 related to the settlement of litigation.

       The Company's efficiency ratio was 59.8% in fiscal 2003, 56.3% in fiscal 2002 and 58.8% in fiscal 2001. Management continues to target lower expense ratios as an important strategic goal of the Company. During the last two years, the Company has increased its acquisitions of companies that generate higher levels of non-interest revenues. Insurance agencies typically have higher efficiency ratios than traditional banking operations. The Company believes that the relatively flat trend in the efficiency ratio is an indicator of lower efficiency ratios in its traditional banking activities, which has benefited significantly from higher mortgage banking activity.

Income Tax Expense

       Income taxes totaled $15.2 million in fiscal 2003, $15.7 million in fiscal 2002 and $12.6 million in fiscal 2001. The Company's effective tax rate was 35.8% in fiscal 2003, 35.7% in fiscal 2002 and 35.9% in fiscal 2001. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations. The Company adopted this statement as of October 1, 2002.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposed transactions. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement as of October 1, 2002.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of SFAS No. 4 and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of FASB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

       The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 was $2.8 million.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the years ended September 30, 2003 and June 30, 2002.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The adoption did not have an impact on the Company since it had no interests in entities, which it considers to be included within the scope of FIN 46.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FIN 45, and (d) amends certain other existing pronouncements. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption did not have an impact on the Company.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A number of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption did not have an impact on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT

       Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include amounts that are based on management's best estimates and judgments. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.

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

       To assure the effective administration of the system of internal controls, the Company develops and widely disseminates written policies and procedures, provides adequate communications channels and fosters an environment conducive to the effective functioning of internal controls. All employees of the Company are informed of the need to conduct our business affairs in accordance with the highest ethical standards. The Company has set forth a written code of business conduct and ethics and communicated it to all employees.

       KPMG LLP, independent auditors, have audited the Company's consolidated financial statements as described in their report.

/s/ A. Thomas Hood
President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

First Financial Holdings, Inc. and Subsidiaries

       We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG

Greenville, South Carolina

October 23, 2003

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollar amounts in thousands)

	September 30,
	2003	2002

Assets
Cash and cash equivalents	$ 85,523	$ 87,884
Investment securities available for sale, at fair value	13,787	7,285
Investment in capital stock of FHLB, at cost	29,900	29,750
Loans receivable, net of allowance of $14,957 and $15,824	1,781,881	1,884,378
Loans held for sale	20,051	40,450
Mortgage-backed securities available for sale, at fair value	303,470	133,568
Accrued interest receivable	8,823	11,242
Office properties and equipment, net	37,199	33,545
Real estate and other assets acquired in settlement of loans	4,009	2,913
Other assets	38,239	33,659

Total assets	$ 2,322,882	$ 2,264,674

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$ 1,481,651	$ 1,440,271
Advances from FHLB	598,000	577,000
Other borrowings	24,075	26,907
Advances by borrowers for taxes and insurance	5,904	5,633
Outstanding checks	21,719	22,447
Other	28,527	26,768

Total liabilities	2,159,876	2,099,026

Commitments and contingencies (Note 17)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
15,870,130 and 15,733,398 shares at September 30, 2003 and 2002,
respectively	159	157
Additional paid-in capital	41,106	38,656
Retained income, substantially restricted	176,111	158,680
Accumulated other comprehensive income	672	2,226
Treasury stock at cost, 3,348,029 shares and 2,537,535 shares at
September 30, 2003 and 2002, respectively	(55,042)	(34,071)

Total stockholders' equity	163,006	165,648

Total liabilities and stockholders' equity	$ 2,322,882	$ 2,264,674

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except share data)

	Year Ended September 30,
	2003	2002	2001

Interest Income
Interest on loans	$ 125,226	$ 142,198	$ 152,695
Interest on mortgage-backed securities	7,554	9,354	16,443
Interest and dividends on investment securities	1,473	2,144	3,132
Other	128	330	1,007

Total interest income	134,381	154,026	173,277

Interest Expense
Interest on deposits
NOW accounts	297	1,116	2,134
Passbook, statement and other accounts	1,832	2,222	2,677
Money market accounts	3,579	7,827	7,754
Certificate accounts	22,144	29,289	43,668

Total interest on deposits	27,852	40,454	56,233
Interest on FHLB advances	27,139	29,751	41,891
Interest on other borrowings	930	1,137	4,784

Total interest expense	55,921	71,342	102,908

Net interest income	78,460	82,684	70,369
Provision for loan losses	6,235	5,888	4,975

Net interest income after provision for loan losses	72,225	76,796	65,394

Other Income
Net gain on sale of loans	8,070	4,696	2,380
Gain on sale of investment and mortgage-backed securities	1,709	629	572
Brokerage fees	2,134	2,045	1,696
Commissions on insurance	12,699	9,855	5,230
Other agency income	1,021	111	-
Service charges and fees on deposit accounts	10,604	9,349	8,489
Loan servicing fees	1,088	934	1,931
Real estate operations, net	(731)	(593)	863
Other	4,371	3,933	3,757

Total other income	40,965	30,959	24,918

Non-Interest Expense
Salaries and employee benefits	43,990	38,696	32,520
Occupancy costs	5,264	5,076	4,195
Marketing	1,801	1,712	1,759
Depreciation, amortization, rental and maintenance of equipment	5,506	5,235	4,866
FDIC insurance premiums	246	265	261
Other	13,974	12,960	11,542

Total non-interest expense	70,781	63,944	55,143

Income before income taxes	42,409	43,811	35,169
Income tax expense	15,198	15,659	12,610

Net income	$ 27,211	$ 28,152	$ 22,559

Earnings Per Common Share
Basic	$ 2.12	$ 2.10	$ 1.69
Diluted	2.07	2.04	1.64
Average Number of Shares Outstanding (in thousands)
Basic	12,822	13,378	13,357
Diluted	13,173	13,832	13,733

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2000	15,293	$ 153	$ 32,374	$125,366	$ (1,467)	1,975	$(18,575)	$137,851
Net income				22,559				22,559
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of income tax					4,345			4,345

Total comprehensive income								26,904
Common stock issued pursuant
to stock option and
employee benefit plans	135	1	1,641					1,642
Cash dividends ($.62 per share)				(8,282)				(8,282)
Treasury stock purchased						57	(1,222)	(1,222)

Balance at September 30, 2001	15,428	154	34,015	139,643	2,878	2,032	(19,797)	156,893
Net income				28,152				28,152
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of income tax					(652)			(652)

Total comprehensive income								27,500
Common stock issued pursuant								-
to stock option and
employee benefit plans	305	3	3,920					3,923
Stock option tax benefit			721					721
Cash dividends ($.68 per share)				(9,115)				(9,115)
Treasury stock purchased						506	(14,274)	(14,274)

Balance at September 30, 2002	15,733	157	38,656	158,680	2,226	2,538	(34,071)	165,648
Net income				27,211				27,211
Other comprehensive income:
Unrealized net loss on securities								-
available for sale,
net of income tax					(1,554)			(1,554)

Total comprehensive income								25,657
Common stock issued pursuant
to stock option and
employee benefit plans	137	2	2,238					2,240
Stock option tax benefit			212					212
Cash dividends ($.76 per share)				(9,780)				(9,780)
Treasury stock purchased						810	(20,971)	(20,971)

Balance at September 30, 2003	15,870	$ 159	$ 41,106	$176,111	$ 672	3,348	$(55,042)	$163,006

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Year Ended September 30,
	2003	2002	2001

Operating Activities
Net income	$ 27,211	$ 28,152	$ 22,559
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,230	3,935	3,597
Amortization of intangibles	371	306	113
Gain on sale of loans, net	(8,070)	(4,696)	(2,380)
Gain on sale of investments and mortgage-backed securities, net	(1,709)	(629)	(572)
(Gain) loss on sale of property and equipment, net	(213)	(369)	27
Loss (gain) on sale of real estate owned, net	100	(79)	(983)
Amortization of unearned discounts/premiums on investments, net	(88)	94	124
Decrease in deferred loan fees and discounts	(243)	(823)	(273)
Increase in accrued interest receivable and other assets	(2,532)	(5,991)	(12,873)
Provision for loan losses	6,235	5,888	4,975
Write downs of real estate acquired in settlement of loans	16	88
Deferred income taxes	1,705	(510)	(3,628)
Proceeds from sales of loans held for sale	504,616	353,669	237,147
Origination of loans held for sale	(476,147)	(377,072)	(225,408)
Increase (decrease) in accounts payable and other liabilities	529	(1,469)	9,688

Net cash provided by operating activities	56,011	494	32,113

Investing Activities
Proceeds from maturity of investments available for sale	30,900	2,247	1,000
Proceeds from sales of investment securities available for sale			86
Net purchases of investment securities available for sale	(37,411)	(3,293)	(1,185)
(Purchase) redemption of FHLB stock	(150)	3,400	6,175
Decrease (increase) in loans, net	92,436	33,470	(125,066)
Purchases of loans		(32,792)
Proceeds from sales of mortgage-backed securities available for sale	38,672	30,490	26,338
Repayments on mortgage-backed securities available for sale	104,882	56,639	61,361
Purchases of mortgage-backed securities available for sale	(314,195)	(13,056)
Proceeds from sales of real estate owned	2,857	3,276	6,516
Net purchase of office properties and equipment	(7,671)	(4,143)	(7,089)

Net cash provided by (used in) investing activities	(89,680)	76,238	(31,864)

Financing Activities
Net increase in checking, passbook and money market fund accounts	46,429	131,489	129,969
Net (decrease) increase in certificates of deposit	(5,049)	(87,003)	24,521
Net proceeds (repayments) of FHLB advances	21,000	(48,000)	(141,500)
Net (decrease) increase in securities sold under agreements to repurchase		(66,316)	17,044
Net (decrease) increase in other borrowings	(2,832)	3,157	11,500
Increase (decrease) in advances by borrowers for taxes and insurance	271	(263)	(359)
Proceeds from exercise of stock options	2,240	3,923	1,642
Dividends paid	(9,780)	(9,115)	(8,282)
Treasury stock purchased	(20,971)	(14,274)	(1,222)

Net cash (used in) provided by financing activities	31,308	(86,402)	33,313

Net (decrease) increase in cash and cash equivalents	(2,361)	(9,670)	33,562
Cash and cash equivalents at beginning of period	87,884	97,554	63,992

Cash and cash equivalents at end of period	$ 85,523	$ 87,884	$ 97,554

Supplemental disclosures:
Cash paid during the period for:
Interest	$ 55,372	$ 73,999	$ 104,177
Income taxes	12,533	21,916	10,283
Loans foreclosed	4,069	2,861	2,975
Loans securitized into mortgage-backed securities			41,194
Unrealized net (loss) gain on securities available for sale, net of income tax	(1,554)	(652)	4,345
Tax benefit resulting from stock options	212	721

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

NOTE 1. Summary of Significant Accounting Policies

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

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiaries, First Federal and Peoples Federal (together, the "Associations") First Southeast Investor Services, Inc. and First Southeast Insurance Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by the Associations. As stated above, Peoples Federal merged into First Federal on August 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates as two business segments; banking, including other financial services, and insurance. At the present time, the insurance segment does not meet the criteria for a reportable segment under Statement of Financialof Accounting Standards ("SFAS") SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Accounting Estimates and Assumptions

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

September 30, 2003, 2002 and 2001

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

       Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

       Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Loans held for sale totaled $20,051 and $40,450 at September 30, 2003 and September 30, 2002, respectively.

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

       The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company's impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

Loan Securitizations

       The Company packages and sells loans receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140 when control over these assets has been surrendered. The Company does not retain any interest in the securities other than servicing rights.

Office Properties and Equipment

       Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided generally on the straight-line method over the estimated life of the related asset for financial reporting purposes. Estimated lives range up to 30 years for buildings and improvements and up to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements, which extend the useful lives of the respective assets, are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

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

Intangible Assets

       Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from Company acquisitions. Customer list intangibles are amortized on a straight-line basis over its estimated useful life of seven years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

       The Company tests for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit's capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent, a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights

       SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

       Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       SFAS No. 140 also requires that all the mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the the mortgage servicing rights over their fair value. For purposes of measuring impairment, the mortgage servicing rights are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights, which are segregated by predominant risk characteristics, including interest rate and loan type. The Company has established an impairment valuation allowance to record estimated impairment for the mortgage servicing rights. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

Derivative Financial Instruments and Hedging Activities

       The Company uses derivatives as part of its interest rate management activities. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as wither assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

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

       The Company's other comprehensive income (loss) for the years ended September 30, 2003, 2002 and 2001 and accumulated other comprehensive income (loss) as of September 30, 2003, 2002 and 2001 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

       Other comprehensive income (loss) for the years ended September 30, 2003, 2002 and 2001 follows:

	September 30,

	2003	2002	2001

Unrealized holding (losses) gains arising during period, net of tax	$ (457)	$ (248)	$ 4,717
Less: reclassification adjustment for realized gains,
net of tax	1,097	404	372

Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$ (1,554)	$ (652)	$ 4,345

Stock Based Compensation

       At September 30, 2003, the Company has five stock-based employee and non-employee compensation option plans, which are described more fully in Note 16. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of the plans for the years ended September 30.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

Year Ended September 30,

	2003	2002	2001

Net income, as reported	$ 27,211	$ 28,152	$ 22,559
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all awards, net of related tax effects	702	797	458

Pro forma net income	$ 26,509	$ 27,355	$ 22,101

Earnings per share:
Basic - as reported	$ 2.12	$ 2.10	$ 1.69

Basic - pro forma	$ 2.07	$ 2.04	$ 1.65

Diluted - as reported	$ 2.07	$ 2.04	$ 1.64

Diluted - pro forma	$ 2.01	$ 1.98	$ 1.61

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.80%, 2.75% and 2.75%, expected volatility of 44%, 29% and 31%, average risk-free interest rate of 2.91%, 4.30% and 5.30%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $6.60 in 2003, $6.68 in 2002 and $5.65 in 2001. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period.

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

September 30, 2003, 2002 and 2001

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

Recently Adopted Accounting Pronouncements

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others

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
       The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. No contingent liability was determined to be necessary relating to Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 was $2.8 million.

Accounting for Stock-Based Compensation

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has provided the applicable disclosures relating to stock-based employee compensation for the years ended September 30, 2003 and 2002.

Derivative Instruments and Hedging Activities

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (d) amends certain other existing pronouncements. The provisions of FASB 149 are effective for contracts entered into or modified after June 30, 2003. The adoption did not have an impact on the Company.

NOTE 2. Acquisitions

       On June 3, 2003, First Financial acquired the southeast portion of the claim access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded at their estimated fair values as of the purchase date. The acquired assets were intangibles and consisted of a customer list totaling $100. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years.

       On February 28, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Woodruff & Company, Inc. were recorded at their estimated fair value as of the purchase date. The Company acquired tangible assets of $253 and assumed liabilities totaling $253 recorded goodwill of $585 and recorded a customer list intangible of $65. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years. In addition, the principal of Woodruff & Company has the right to receive future payments based on financial performance.

       On August 12, 2002, the Company acquired Johnson Insurance Associates, Inc., an independent insurance agency based in Columbia, South Carolina. The firm's operations also included Benefit Administrators, Inc., which provides third party administration of benefit plans. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Johnson Insurance Associates and Benefit Administrators were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets totaling $1.9 million, assumed liabilities totaling $2.1 million, recorded goodwill of $3.9 million and recorded a customer list intangible of $433. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years. In addition, the principal of Johnson Insurance has the right to receive future payments based on financial performance.

       The results of all acquisitions have been included in the Company's consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 3. Cash and Cash Equivalents

       Cash and cash equivalents consist of the following:

	September 30,

	2003	2002

Cash working funds	$ 24,634	$ 23,996
Non-interest-earning demand deposits	13,738	8,109
Deposits in transit	42,108	48,831
Interest-earning deposits	5,043	6,948

Total	$ 85,523	$ 87,884

       The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 4. Investment and Mortgage-backed Securities Available for Sale

       The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$2,250	$3		$2,253
Corporate securities	10,493	29	$118	10,404
Mutual funds	1,130			1,130

	13,873	32	118	13,787

Mortgage-backed securities:
FHLMC	71,475	527		72,002
FNMA	68,647	753	96	69,304
GNMA	4,717	57	76	4,698
CMO's	36,367	210	163	36,414
Non-Agency MBS's	121,079	292	319	121,052

	302,285	1,839	654	303,470

Total	$316,158	$1,871	$772	$317,257

	September 30, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$2,246	$35		$2,281
Corporate securities	4,278	19	$123	4,174
Mutual funds	830			830

	7,354	54	123	7,285

Mortgage-backed securities:
FHLMC	14,092	697	36	14,753
FNMA	51,240	2,570	90	53,720
GNMA	14,607	216	63	14,760
CMO's	49,916	442	23	50,335

	129,855	3,925	212	133,568

Total	$137,209	$3,979	$335	$140,853

       The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

	September 30, 2003

	Amortized Cost	Fair Value

Due in one year or less	$4,155	$4,159
Due after one year through five years	4,253	4,259
Due after ten years	5,465	5,369

	13,873	13,787
Mortgage-backed securities	302,285	303,470

Total	$316,158	$317,257

       Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $38,672 in fiscal 2003 resulting in a gross realized gain of $1,709. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $30,490 in fiscal 2002 resulting in a gross realized gain of $629. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $26,424 in fiscal 2001 resulting in a gross realized gain of $608 and gross realized loss of $36.

NOTE 5. Federal Home Loan Bank Capital Stock

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

NOTE 6. Earnings per Share

       Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Year Ended September 30,

	2003	2002	2001

Weighted average number of common shares used in basic EPS	12,822,404	13,377,831	13,357,321
Effect of dilutive stock options	350,680	453,853	375,861

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	13,173,084	13,831,684	13,733,182

        At September 30, 2003 there were 19,067 option shares that were excluded from the calculation of diluted earnings per share because the exercise price of $29.35 was greater than the average market price of the common shares.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 7.  Loans Receivable

       Loans receivable, including loans held for sale, consisted of the following:

	September 30,

	2003	2002

Real estate - residential mortgages (1-4 family)	$ 1,104,577	$ 1,196,066
Real estate - residential construction	35,519	54,437
Commercial secured by real estate including multi-family	210,316	199,393
Commercial financial and agricultural	43,621	39,227
Land	87,844	100,854
Home equity loans	154,787	157,477
Mobile home loans	129,933	111,830
Credit cards	11,601	11,473
Other consumer loans	81,000	93,831

	1,859,198	1,964,588

Less:
Allowance for loan losses	14,957	15,824
Loans in process	42,448	23,832
Deferred loan fees and discounts on loans	(139)	104

	57,266	39,760

Total	$ 1,801,932	$ 1,924,828

       First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $926,934 and $877,487 at September 30, 2003 and 2002, respectively.

       Non-accrual, loans 90 days past due and still accruing and renegotiated loans are summarized as follows:

	September 30,

	2003	2002

Non-accrual loans	$9,852	$11,860
Loans past due 90 days and still accruing	24	29
Renegotiated loans	295	305

Total	$10,171	$12,194

       Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $684, $686 and $626 for the years ended September 30, 2003, 2002 and 2001, respectively. Recorded interest income on these loans was $17, $42 and $221 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

       An analysis of changes in the allowance for loan losses is as follows:

	Year Ended September 30,

	2003	2002	2001

Balance, beginning of period	$15,824	$15,943	$15,403

Charge-offs	(7,612)	(6,624)	(4,932)
Recoveries	510	617	497

Net charge-offs	(7,102)	(6,007)	(4,435)
Provision for loan losses	6,235	5,888	4,975

Balance, end of period	$14,957	$15,824	$15,943

       At September 30, 2003 and 2002 impaired loans totaled $1,742 and $3,119, respectively. The impaired loans at September 30, 2003 and 2002 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2003, 2002 and 2001 was $2,732, $4,096 and $2,587, respectively. No interest income was recognized on loans while categorized as impaired loans in fiscal 2003, fiscal 2002 or fiscal 2001.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       The Company did not securitize portfolio loans and reclass as securities available for sale during fiscal 2003 and 2002. During fiscal 2001 the Company securitized $41,194 of portfolio loans and reclassed as securities available for sale. In accordance with SFAS 140, no gain was recognized related to the securitization.

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

       Residential one-to-four family real estate loans amounted to $1,104,577 and $1,196,066 at September 30, 2003 and 2002, respectively.

       Commercial real estate loans including multi-family residential loans totaled $210,316 and $199,393 and acquisition and development loans and lot loans totaled $87,844 and $100,854 at September 30, 2003 and 2002, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

       Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of the Association's capital. The maximum amount outstanding to any one borrower was $19,320 at September 30, 2003 and $15,549 at September 30, 2002.

NOTE 8. Office Properties and Equipment

Office properties and equipment are summarized as follows:

	September 30,

	2003	2002

Land	$10,576	$9,028
Buildings and improvements	22,280	20,662
Furniture and equipment	28,015	24,790
Leasehold improvements	4,523	4,678

	65,394	59,158
Less, accumulated depreciation and amortization	(28,195)	(25,613)

Total	$37,199	$33,545

NOTE 9. Intangible Assets

       Intangible assets, net of accumulated amortization, at September 30 are summarized as follows:

	2003	2002

Goodwill	$14,570	$13,240

Customer list	2,672	2,499
Less accumulated amortization	(891)	(520)

	1,781	1,979

Total	$16,351	$15,219

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       The following summarizes the changes in the carrying amount of goodwill related to insurance operations acquired for the years ended September 30, 2003 and 2002:

	2003	2002

Balance at beginning of year	$ 13,240	$ 8,833
Goodwill acquired during year	1,330	4,407

Balance at end of year	$ 14,570	$ 13,240

        Goodwill increased in the current fiscal year due to the purchase of Woodruff & Company, Inc. in February of 2003 and the purchase of a portion of MCA Administrators, Inc. in June of 2003 (For further discussion, see Note 2 of Notes to Consolidated Financial Statements). In addition to these purchases, the Company also made an additional payment of $82 to Johnson Insurance, of which $73 was recorded as goodwill, and a performance-based payment of $672 to principals of Kinghorn Insurance and Associated Insurors, of which the entire amount was recorded as goodwill.

       Amortization of intangibles was $371, $306 and $113 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Company expects to record amortization expense related to intangibles of $384 for fiscal years 2004 and 2005, $373 for fiscal 2006, $319 for fiscal 2007, $221 for fiscal 2008 and an aggregate of $100 for all years thereafter. The amortization of goodwill was $216 in fiscal 2001. The amortization of goodwill ceased effective October 1, 2001.

NOTE 10.  Mortgage Servicing Rights

       The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, for the years ended September 30. The aggregate fair value of capitalized MSRs at September 30, 2003 and 2002 was $12.3 million and $9.1 million, respectively.

	September 30,

	2003	2002

Balance at beginning of year	$9,115	$7,671
Capitalized mortgage servicing rights	6,275	4,020
Amortization	(3,147)	(1,697)
Change in valuation allowance	57	(879)

Balance at end of year	$12,300	$9,115

At September 30, 2003 and 2002, the valuation allowance for capitalized MSRs totaled $822 and $879, respectively. In 2003 and 2002, the Company recorded a $57 recovery and a $879 impairment loss from the valuation of MSRs, respectively.

       The estimated amortization expense for mortgage servicing rights for the years ended September 30 is as follows: $2,026 for 2004, $1,951 for 2005, $1,768 for 2006, $1,569 for 2007, $1,359 for 2008 and $4,449 thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 11. Real Estate

        Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

	September 30,

	2003	2002

Real estate acquired in settlement of loans	$ 3,121	$ 2,247
Other assets acquired in settlement of loans	888	666

Total	$ 4,009	$ 2,913

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       Real estate operations are summarized as follows:

	Year Ended September 30,

	2003	2002	2001

(Loss) gain on sale of real estate	$(100)	$79	$983
Provision charged as a write-down to real estate	(16)	(88)
Expenses	(615)	(584)	(389)
Rental income			269

Total	$(731)	$(593)	$863

NOTE 12. Deposit Accounts

       The deposit balances and related rates were as follows:

	September 30,

	2003		2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

Non-interest-bearing demand accounts	$162,201		$120,016
NOW accounts	236,290	0.28%	207,487	0.74%
Statement and other accounts	150,707	0.60	136,399	1.51
Money market accounts	278,982	0.73	317,849	1.85

	828,180	0.44	781,751	1.21

Certificate accounts:
Fixed-rate	639,068	3.17	631,759	3.81
Variable-rate	14,403	1.54	26,761	2.98

	653,471	3.14	658,520	3.77

Total	$1,481,651	1.63%	$1,440,271	2.38%

       Scheduled maturities of certificate accounts were as follows:

	September 30,

	2003	2002

Within one year	$ 356,983	$ 431,726
Within two years	125,258	78,231
Within three years	91,122	86,839
Within four years	45,417	10,183
Within five years	29,565	46,690
Thereafter	5,126	4,851

Total	$ 653,471	$ 658,520

       The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $56,828 and $51,325 at September 30, 2003 and 2002, respectively, to secure deposits by various entities.

       Time deposits with balances equal to or exceeding $100 totaled $216,026 and $163,580 at September 30, 2003 and 2002, respectively.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 13. Advances From Federal Home Loan Bank

       Advances from the FHLB of Atlanta consisted of the following:

	September 30,

	2003		2002

		Weighted		Weighted
Maturity	Balance	Average Rate	Balance	Average Rate

One year	$ 188,000	2.73%	$ 117,000	3.48%
Two years	210,000	4.82	100,000	4.90
Three years	50,000	2.19	210,000	5.01
Four years
Five years	25,000	5.57
Six years			25,000	5.57
Seven years	125,000	6.31
Eight years			125,000	6.31

Total	$ 598,000	4.29%	$ 577,000	4.99%

       As collateral for its advances, the Company has pledged qualifying first mortgage loans in the amount of $944,168 and $1,024,376 as of September 30, 2003 and 2002, respectively. In addition, all of the Company's FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.

       Average FHLB advances during 2003, 2002 and 2001 were $549,826, $633,553 and 728,100, respectively. The average interest rate on FHLB advances during 2003, 2002 and 2001 were 4.94%, 4.70% and 5.75%.

       The maximum FHLB advances outstanding at any month end during 2003, 2002 and 2001 were $600,000, $701,000 and $803,500, respectively.

NOTE 14. Other Borrowings

       The Company has a $35 million funding line with another bank. The rate on the line is indexed to LIBOR. Borrowings and their related weighted average interest rates at September 30 were:

	September 30,
	2003		2002

	Balance	Rate	Balance	Rate

Line of credit	$ 24,075	3.12%	$ 26,750	3.82%

       Average borrowings during 2003, 2002 and 2001 were $26,560, $29,192 and $84,313, respectively. The average interest rate on borrowings during 2003, 2002 and 2001 was 3.50%, 3.90% and 5.68%, respectively.

       The maximum borrowings outstanding at any month end during 2003, 2002 and 2001 were $26,750, $93,066 and $122,960, respectively.

       One of the Company's subsidiaries had notes totaling $157 with another bank at September 30, 2002, secured by automobiles.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 15. Income Taxes

       Income tax expense attributable to continuing operations for the years ended September 30, 2003, 2002 and 2001, is comprised of the following:

	Federal	State	Total

2003
Current	$13,474	$19	$13,493
Deferred	1,687	18	1,705

Total	$15,161	$37	$15,198

2002
Current	$15,811	$358	$16,169
Deferred	(535)	25	(510)

Total	$15,276	$383	$15,659

2001
Current	$16,043	$195	$16,238
Deferred	(3,756)	128	(3,628)

Total	$12,287	$323	$12,610

       A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Year Ended September 30,

	2003	2002	2001

Expected federal income tax expense	$14,843	$15,334	$12,309
Increases (reductions) in income taxes resulting from:
Tax exempt income	(76)	(77)	(74)
South Carolina income tax expense, net of federal income tax effect	24	249	210
Other, net	407	153	165

Total	$15,198	$15,659	$12,610

Effective tax rate	35.8%	35.7%	35.9%

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

       During the year ended September 30, 1999, the Associations began to recapture bad debt reserves in excess of pre-1988 base year. This amortization ended in fiscal 2003.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

	September 30,

	2003	2002

Deferred tax assets:
Loan loss allowances deferred for tax purposes	$5,230	$5,465
Net operating loss carryforward	185	203
Post retirement benefits	284	265
Other	-	341

Total gross deferred tax assets	5,699	6,274
Less valuation allowance	-	-

Net deferred tax assets	5,699	6,274

Deferred tax liabilities:
Unrealized gain on securities available for sale	426	1,417
Tax bad debt reserve in excess of base year amount	81	127
FHLB stock dividends deferred for tax purposes	1,533	1,533
Loan fee income adjustments for tax purposes	3,630	3,008
Expenses deducted under economic performance rules	567	558
Excess carrying value of assets acquired for financial reporting purposes
over tax basis	5,009	3,157
Book over tax basis in subsidiary	3,325	5,082
Other	752	302

Total gross deferred tax liabilities	15,323	15,184

Net deferred liability (included in other liabilities)	$(9,624)	$(8,910)

       A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax benefit of $991 has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax expense of $1,705.

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

       The consolidated financial statements at September 30, 2003 and 2002 did not include a tax liability of $8,468 related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of the Association's stock.

NOTE 16. Benefit Plans

Stock Option Plans

       In January 1991, the shareholders approved the 1990 Stock Option and Incentive Plan. The 1990 Plan provided for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of Non-Incentive Stock Options. Options of 158,754 granted under the 1990 Stock Option Plan expire at various dates through November 23, 2007.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       In January 1998, the shareholders approved the 1997 Stock Option and Incentive Plan. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 1997 plan provides for the granting of Incentive Stock Options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1997 Stock Option and Incentive Plan also provides for Non-Incentive Stock Options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 388,715 granted under the 1997 Stock Option Plan expire at various dates through May 22, 2013.

       The 2001 Stock Option Plan was approved by the shareholders in January 2001. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The 2001 plan provides for the granting of Incentive or Non-Incentive Stock Options to be granted at a price at least equal to the fair market value of a share of Common Stock on the date of grant. Options of 256,209 granted under the 2001 Stock Option Plan expire at various dates through November of 2013.

       On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan (the "1994 Director Plan") which was subsequently approved by the shareholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to the 1994 Director Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. At September 30, 2003, options to purchase 164,450 shares of common stock at prices ranging from $6.09 to $23.5275 expire at various dates through October 2013. These options were all granted in lieu of otherwise payable cash compensation.

       During 1998 the Company, as part of its acquisition of Investors Savings Bank of South Carolina ("Investors"), converted all stock options of Investors outstanding at the time of the merger into options to acquire common stock of the Company. The stock option plan of Investors expired in May of 1996. 8,443 options remaining under the plan of Investors expire at various dates through September 19, 2006.

       The following is a summary of the activity under the stock-based option plans for the years ended September 30, 2003, 2002 and 2001.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	946,134	$ 16.28	1,041,590	$ 13.68	1,087,450	$ 13.13
Options exercised	(123,526)	14.65	(296,523)	12.09	(125,218)	10.80
Options forfeited	(25,215)	21.92	(7,881)	17.45	(15,435)	16.11
Options granted	179,178	24.84	208,948	23.34	94,793	16.63

Outstanding, September 30	976,571	$ 17.89	946,134	$ 16.28	1,041,590	$ 13.68

Exercisable, September 30	851,179	$ 17.18	805,535	$ 15.59	909,892	$ 13.23

Weighted-average fair value
of options granted during
the year		$ 6.60		$ 6.68		$ 5.65

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       Stock options outstanding and exercisable as of September 30, 2003, are as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price

$6.09 / $7.63	106,356	1.35	$ 7.46	106,356	$ 7.46
$8.13 / $9.75	37,599	2.77	9.68	37,599	9.68
$10.13 / $12.66	74,284	4.59	11.34	74,284	11.34
$13.50 / $15.50	124,854	5.00	13.90	112,725	13.90
$16.88 / $19.25	264,983	4.50	18.05	245,044	18.15
$20.77 / $23.08	49,250	6.67	21.52	44,475	21.60
$23.52 / $25.01	277,938	7.04	24.22	213,456	24.20
$27.28 / $29.35	41,307	5.05	28.24	17,240	28.34

	976,571	5.02	$ 17.89	851,179	$ 17.18

Stock Purchase Plan

       On January 25, 1995, the shareholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases of 60,963 shares of common stock have been made under the Plan.

Performance Equity Plan

       On January 22, 1997, the shareholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial performance criteria. Performance targets for the 2002, 2001 and 2000 year resulted in the awarding of 2,802, 2,247 and 1,586 shares in the years 2003, 2002 and 2001 to the directors serving the Company and the subsidiaries.

Sharing Thrift Plan

       The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (401(k)) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute up to limitations prescribed by law. Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up to 5% of the employee's salary based on the attainment of certain profit goals. The Plan, under an annual election made by the Company, also provides for a safe harbor contribution of 4%.

       The Company's matching contribution charged to expense for the years ended September 30, 2003, 2002 and 2001, was $1,235, $1,066 and $892, respectively.

       The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution from 0% to 100% of 6% of their base pay during such quarter depending upon the amount of the Company's or First Federal's returns on equity for that quarter. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 2003, 2002 and 2001 totaled $1,761, $1,418 and $1,166, respectively.

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

       The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 2003 and 2002 are shown below:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

	2003	2002

Change in benefit obligation:
Benefit obligation at October 1	$1,943	$1,695
Interest cost	128	129
Plan participants' contribution	10	15
Actuarial loss	143	262
Benefit payments	(162)	(158)

Benefit obligation at September 30	$2,062	$1,943

Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	152	143
Plan participants' contributions	10	15
Benefit payments	(162)	(158)

Fair value of plan assets at September 30	$-	$-

Funded status:
As of end of year	$(2,062)	$(1,943)
Unrecognized transition obligation	534	403
Unrecognized net loss	709	788

Accrued postretirement benefit expense	$(819)	$(752)

       An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2003 and 2002, by $181 and $189, the aggregate of service and interest cost by $12 and $13, respectively.

       The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 2003, 2002 and 2001 are shown below:

	2003	2002	2001

Interest Cost	$ 128	$ 129	$ 122
Amortization of transition obligation	91	84	78

Net pension expense	$ 219	$ 213	$ 200

       Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

	2003	2002

Discount rate	6.00%	6.75%

NOTE 17. Commitments and Contingencies

Loan Commitments

       Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $29,048 at September 30, 2003. These were principally single-family loan commitments. Outstanding undisbursed closed construction loans amounted to $47,612. Other loan commitments totaled $14,721 at September 30, 2003.

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

       The Company originates and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $252,580, $270,862 and $233,822 at September 30, 2003, 2002 and 2001, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

Derivative Instruments

       The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at September 30, 2003: commitments to originate fixed rate residential loans held for sale and forward sales commitments.

       The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $43,332 at September 30, 2003. The fair value of these commitments was an asset of $1,041 at September 30, 2003. The forward sales commitments totaled $42,500 at September 30, 2003. The fair value of these commitments was a liability of $226 at September 30, 2003.

Lease Commitments

       The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2003

One year	$ 1,600
Two years	1,455
Three years	627
Four years	386
Five years	269
Thereafter	309

Total	$ 4,646

       Rental expenses under operating leases were $1,726, $1,509 and $1,305 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 18. Stockholders' Equity and Dividend Restrictions

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

       Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2003, that the Association meets all capital adequacy requirements to which they are subject.

       As of September 30, 2003, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       The Association's actual capital amounts and ratios for 2003 and 2002 are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003:
Tangible capital (to Total Assets)	$ 163,587	7.12%	$ 34,486	1.50%
Core capital (to Total Assets)	163,587	7.12	91,920	4.00	$ 114,900	5.00%
Tier I capital (to Risk-based Assets)	163,587	10.44			92,965	6.00
Risk-based capital (to Risk-based Assets)	176,674	11.40	123,954	8.00	154,942	10.00

As of September 30, 2002:
Tangible capital (to Total Assets)	$ 169,988	7.59%	$ 33,603	1.50%
Core capital (to Total Assets)	169,988	7.59	89,608	4.00	$ 112,009	5.00%
Tier I capital (to Risk-based Assets)	169,988	10.76			94,245	6.00
Risk-based capital (to Risk-based Assets)	184,530	11.75	125,660	8.00	157,075	10.00

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

NOTE 19. Fair Value of Financial Instruments

       The following table sets forth the fair value of the Company's financial instruments at September 30, 2003 and 2002:

	September 30,

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$ 85,523	$ 85,523	$ 87,884	$ 87,884
Investments available for sale	13,787	13,787	7,285	7,285
Investment in capital stock of FHLB	29,900	29,900	29,750	29,750
Loans receivable, net	1,801,932	1,827,136	1,924,828	1,974,962
Mortgage-backed securities available for sale	303,470	303,470	133,568	133,568
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	828,180	828,180	781,751	781,751
Certificate accounts	653,471	665,230	658,520	672,153
Advances from FHLB	598,000	650,571	577,000	619,438
Other borrowings	24,075	24,075	26,907	26,907

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

       Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2003, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

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

       The information presented is based on pertinent information available to management as of September 30, 2003. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 20. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

       At fiscal year end, the Company's principal asset was its investment in the Association, and the principal source of income for the Company was dividends and equity in undistributed earnings from the Associations. The following is condensed financial information for the Company.

Statements of Financial Condition

	September 30,

	2003	2002

Assets
Cash and cash equivalents	$1,452	$284
Investments available for sale	1,978	1,678
Mortgage-backed securities available for sale, at fair value	113	149
Investment in subsidiaries	185,049	190,740
Other	332	264

Total assets	$188,924	$193,115

Liabilities and Stockholders' Equity
Accrued expenses	$1,843	$717
Other borrowings	24,075	26,750
Stockholders' equity	163,006	165,648

Total liabilities and stockholders' equity	$188,924	$193,115

Statements of Operations

	Year Ended September 30,

	2003	2002	2001

Income
(Decrease) increase of equity in undistributed earnings	$(4,943)	$8,885	$15,661
of subsidiaries
Dividend income	33,600	20,900	8,700
Interest income	81	109	135
Other income	467	494	-

Total income	29,205	30,388	24,496

Expenses
Interest expense	924	978	1,262
Salaries and employee benefits	1,071	1,325	997
Stockholder relations and other	819	847	747

Total expense	2,814	3,150	3,006

Net income before tax	26,391	27,238	21,490
Income tax benefit	(820)	(914)	(1,069)

Net income	$27,211	$28,152	$22,559

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

Statements of Cash Flows

	Year Ended September 30,

	2003	2002	2001

Operating Activities
Net income	$27,211	$28,152	$22,559
Adjustments to reconcile net income to net cash
provided by operating activities
Decrease (increase) of equity in undistributed earnings
of subsidiaries	4,943	(8,885)	(15,661)
(Increase) decrease in other assets	(68)	22	(126)
Increase (decrease) in accrued expenses	1,181	308	(114)

Net cash provided by operating activities	33,267	19,597	6,658

Investing Activities
Repayments on mortgage-backed securities	37	99	115
Net purchase sale of investments available for sale	(300)	(50)	(1,185)
Equity investment in subsidiary	(650)	(3,317)	(8,850)

Net cash used by investing activities	(913)	(3,268)	(9,920)

Financing Activities
Net (decrease) increase in other borrowings	(2,675)	3,000	11,500
Proceeds from exercise of stock options	2,240	3,923	1,642
Treasury stock purchased	(20,971)	(14,274)	(1,222)
Dividends paid	(9,780)	(9,115)	(8,282)

Net cash (used in) provided by financing activities	(31,186)	(16,466)	3,638

Net increase (decrease) in cash and cash equivalents	1,168	(137)	376
Cash and cash equivalents at beginning of period	284	421	45

Cash and cash equivalents at end of period	$1,452	$284	$421

Supplemental disclosures:
Cash paid during the period for:
Interest	$924	$978	$1,262
Income taxes	12,533	21,916	10,283
Unrealized net gain (loss) on securities available
for sale, net of income tax	1	(2)	2
Tax benefit resulting from stock options	212	721

NOTE 21. Dividend Reinvestment and Direct Purchase Plan

       The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2003, 692,122 shares had been purchased or transferred to the plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, 2002 and 2001

NOTE 22. Quarterly Results (Unaudited):

       Summarized below are selected financial data regarding results of operations for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2003
Total interest income	$35,918	$33,834	$32,998	$31,631	$134,381
Net interest income	20,385	19,690	19,567	18,818	78,460
Provision for loan losses	1,485	1,650	1,450	1,650	6,235
Income before income taxes	10,433	11,197	10,099	10,680	42,409
Net income	6,708	7,169	6,485	6,849	27,211
Earnings per common share:
Basic	$0.51	$0.55	$0.51	$0.55	$2.12
Diluted	0.50	0.54	0.50	0.53	2.07
2002
Total interest income	$40,542	$38,591	$37,750	$37,143	$154,026
Net interest income	20,476	21,006	20,561	20,641	82,684
Provision for loan losses	1,516	1,500	1,472	1,400	5,888
Income before income taxes	10,541	11,648	11,064	10,558	43,811
Net income	6,804	7,508	7,077	6,763	28,152
Earnings per common share:
Basic	$0.51	$0.56	$0.53	$0.51	$2.10
Diluted	0.49	0.54	0.51	0.50	2.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.

ITEM 9A. CONTROLS AND PROCEDURES

       An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of fiscal 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name		Age[1]	Position

A. Thomas Hood		57	President and Chief Executive Officer of the Company and
			President and Chief Executive Officer of First Federal

John L. Ott, Jr.		55	Senior Vice President of the Company and Senior Vice
			President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.		56	Senior Vice President of the Company and Senior Vice
			President/Lending Division of First Federal

Susan E. Baham		53	Senior Vice President and Chief Financial Officer
			of the Company and First Federal

C. Alexander Elmore		43	Senior Vice President of the Northern Region of First Federal

1	At September 30, 2003.

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

       Susan E. Baham became the Senior Vice President and Chief Financial Officer of the Company and of First Federal on July 1, 1996. Previously, Mrs. Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984. Mrs. Baham is responsible for First Financial's treasury, finance, accounting, investor relations and strategic planning functions.

       C. Alexander Elmore became the Senior Vice President of the Northern Region of First Federal upon the merger of Peoples Federal into First Federal effective August 30, 2002. Previously, Mr. Elmore served as Senior Vice President and Chief Lending Officer of Peoples Federal. Mr. Elmore joined Peoples Federal in July 2001. Mr. Elmore is the principal executive responsible for the Northern Region of First Federal, which includes Horry, Georgetown and Florence Counties in South Carolina and Brunswick County in North Carolina.

Pursuant to the Company's Bylaws, officers are elected on an annual basis. Directors of the Company are elected for a term of three years with approximately one-third of the directors standing for election each year.

       Audit Committee Financial Expert. The Audit Committee of the Corporation, composed of Directors James C. Murray (Chairman), Paul G. Campbell, Jr., Thomas J. Johnson, D. Kent Sharples. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

       Although the Board of Directors has determined that the Audit Committee of First Financial does not have an "audit committee financial expert" as that term is defined by applicable SEC rules, the Board believes that the current members of the Audit Committee "satisfy this requirement" based on their experience and background. Collectively, Audit Committee members have 108 years experience in accounting and audit functions, internal controls and budget preparation. All four audit committee members serve or have served as president or chief executive officer with significant financial oversight responsibilities and have a clear understanding of generally accepted accounting principles and financial statements. All four audit committee members have served several terms on the audit committee of First Financial and First Federal. In addition, the Board of Directors has commenced a search to identify an additional director who would qualify as an audit committee financial expert.

       The Company has adopted a "Code of Business Conduct and Ethics", applicable to corporate and affiliate directors, officers and employees, including special ethics obligations of Senior Financial Officers. A copy may be obtained at the Company's internet website: www.firstfinancialholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

       The information contained under the Section captioned "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The information required by this item is incorporated by reference to the Section captioned "Management Remuneration - Equity Compensation Plan Information" of the Proxy Statement.

  Security Ownership of Certain Beneficial Owners

  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

  Security Ownership of Management

  Information required by this item is incorporated herein by reference to the Sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

  Changes in Control

  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the Section captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information required by this item is incorporated herein by reference to the Section captioned "Audit Committee Matters - Auditing and Related Fees" of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Consolidated Financial Statements and Report of Independent Auditors - see Item 8 for reference.

  All other schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

  Listing of Exhibits
Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001.
4	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
10.1	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.7	1994 Outside Directors Stock Options-for-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.

Exhibit No.	Description of Exhibit	Location

10.8	1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.12	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
10.13	Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.14	Amendment to the 1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 26, 2000.
10.15	Amended Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Auditor	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C. 29423-8068.

3.  Reports on Form 8-K

On August 22, 2003, the Company filed a Form 8-K referencing the Company's presentation on August 21, 2003 made to the 2003 South Carolina Bank Investors Symposium.

On October 24, 2003, the Company filed a Form 8-K referencing a press released filed on October 23, 2003 and October 24, 2003 announcing its results of operations for the fourth quarter and fiscal year ended September 30, 2003 and the announcement of an increased cash dividend payable to record holders as of November 7, 2003.

On November 13, 2003, the Company filed a Form 8-K referencing the Company's presentation on November 13, 2003 made to the Sandler O'Neill & Partners, L.P. Financial Services Conference held on November 13, 2003.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 18, 2003	By:	/s/ A. Thomas Hood

A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ A. L. Hutchinson, Jr.

	A. Thomas Hood		A. L. Hutchinson, Jr.
	Director (Principal Executive Officer)		Director

Date:	December 18, 2003	Date:	December 18, 2003

By:	/s/ Susan E. Baham	By:	/s/ Gary C. Banks, Jr.

	Susan E. Baham		Gary C. Banks, Jr.
	Senior Vice President		Director
(Principal Accounting Officer)

Date:	December 18, 2003	Date:	December 18, 2003

By:	/s/Paula Harper Bethea	By:	/s/ Paul G. Campbell, Jr.

	Paula Harper Bethea		Paul G. Campbell, Jr.
	Director		Director

Date:	December 18, 2003	Date:	December 18, 2003

By:	/s/ Thomas J. Johnson	By:	/s/ James C. Murray

	Thomas J. Johnson		James C. Murray
	Director		Director

Date:	December 18, 2003	Date:	December 18, 2003

By:	/s/ James L. Rowe	By:	/s/ D. Kent Sharples

	James L. Rowe		D. Kent Sharples
	Director		Director

Date:	December 18, 2003	Date:	December 18, 2003

By:	/s/ Henry M. Swink

Henry M. Swink
Director

Date:	December 18, 2003