Form 10-Q
period 2003-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2004-02-17
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2003

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

Class	Outstanding Shares at
Common Stock	January 31, 2004

$.01 Par Value	12,570,740

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I - CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at December 31, 2003 and September 30, 2003

	Consolidated Statements of Income for the Three	2
	Months Ended December 31, 2003 and 2002

	Consolidated Statements of Stockholders' Equity and	3
	Comprehensive Income at December 31, 2003 and 2002

	Consolidated Statements of Cash Flows for the	4
	Three months Ended December 31, 2003 and 2002

	Notes to Consolidated Financial Statements	5-12

2.	Management's Discussion and Analysis of Financial	13-27
	Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk	28

4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item
1.	Legal Proceedings	29

6.	Exhibits and Report on Form 8-K	29-31

SIGNATURES		32

EXHIBIT 3 - AMENDMENT TO REGISTRANT'S BYLAWS		33

EXHIBIT 31 - CERTIFICATIONS		34-35

EXHIBIT 32 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND		36
	CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,

	2003	2003

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$83,478	$85,523
Investments available for sale, at fair value	24,626	13,787
Investment in capital stock of FHLB, at cost	34,300	29,900
Loans receivable, net of allowance of $14,809 and $14,957	1,789,990	1,781,881
Loans held for sale	11,682	20,051
Mortgage-backed securities available for sale, at fair value	402,489	303,470
Accrued interest receivable	9,339	8,823
Office properties and equipment, net	36,503	37,199
Real estate and other assets acquired in settlement of loans	3,606	4,009
Intangible assets	16,255	16,351
Other assets	21,813	21,888

Total assets	$2,434,081	$2,322,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,428,440	$1,481,651
Advances from Federal Home Loan Bank	664,000	598,000
Other short-term borrowings	139,202	24,075
Advances by borrowers for taxes and insurance	1,303	5,904
Outstanding checks	14,822	21,719
Accounts payable and other liabilities	21,504	28,527

Total liabilities	2,269,271	2,159,876

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued and outstanding 15,943,298 and 15,870,130 shares
at December 31, 2003 and September 30, 2003, respectively	159	159
Additional paid-in capital	42,394	41,106
Retained income, substantially restricted	178,614	176,111
Accumulated other comprehensive (loss) income, net of income taxes	(693)	672
Treasury stock at cost, 3,368,364 and 3,348,029 shares at December 31,
2003 and September 30, 2003, respectively	(55,664)	(55,042)

Total stockholders' equity	164,810	163,006

Total liabilities and stockholders' equity	$2,434,081	$2,322,882

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,

	2003	2002

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$28,208	$33,820
Interest on mortgage-backed securities	3,108	1,614
Interest and dividends on investments	427	441
Other	17	43

Total interest income	31,760	35,918

INTEREST EXPENSE
Interest on deposits	5,759	8,082
Interest on borrowed money	6,862	7,451

Total interest expense	12,621	15,533

NET INTEREST INCOME	19,139	20,385
Provision for loan losses	1,425	1,485

Net interest income after provision for loan losses	17,714	18,900

OTHER INCOME
Net gain on sale of loans	210	2,012
Net gain on sale of investment and mortgage-backed securities	436	326
Brokerage fees	494	395
Commissions on insurance	2,846	2,384
Other agency income	262	252
Service charges and fees on deposit accounts	2,757	2,677
Loan servicing operations, net	415	71
Real estate operations, net	(185)	(157)
Other	1,230	1,245

Total other income	8,465	9,205

NON-INTEREST EXPENSE
Salaries and employee benefits	11,301	11,103
Occupancy costs	1,282	1,324
Marketing	350	414
Depreciation, amortization, rental and maintenance of equipment	1,432	1,376
FDIC insurance premiums	57	62
Other	3,583	3,393

Total non-interest expense	18,005	17,672

Income before income taxes	8,174	10,433
Income tax expense	2,920	3,725

NET INCOME	$5,254	$6,708

NET INCOME PER COMMON SHARE BASIC	$0.42	$0.51

NET INCOME PER COMMON SHARE DILUTED	$0.41	$0.50

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount		Total

Balance at September 30, 2002	15,733	$157	$38,656	$158,680	$2,226	2,538	$(34,071	) $	165,648
Net income				6,708					6,708
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(197)				(197)

Total comprehensive income									6,511
Common stock issued pursuant
to stock option and
employee benefit plans	33	1	521						522
Cash dividends ($.19 per share)				(2,507)					(2,507)
Treasury stock purchased						202	(5,118)		(5,118)

Balance at December 31, 2002	15,766	$158	$39,177	$162,881	$2,029	2,740	$(39,189	) $	165,056

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount		Total

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042	) $	163,006
Net income				5,254					5,254
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(1,365)				(1,365)

Total comprehensive income									3,889
Common stock issued pursuant
to stock option and
employee benefit plans	73		1,288						1,288
Cash dividends ($.22 per share)				(2,751)					(2,751)
Treasury stock purchased						20	(622)		(622)

Balance at December 31, 2003	15,943	$159	$42,394	$178,614	$(693)	3,368	$(55,664	) $	164,810

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,

	2003	2002

	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$5,254	$6,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,119	962
Amortization of intangibles	96	71
Gain on sale of loans, net	(210)	(2,012)
Gain on sale of investments and mortgage-backed securities, net	(436)	(326)
Gain on sale of property and equipment, net	(247)	(271)
Loss on sale of real estate owned, net	7	49
Amortization of unearned discounts/premiums on investments, net	422	45
Decrease in deferred loan fees and discounts	(98)	(587)
Increase in receivables and other assets	(441)	(1,133)
Provision for loan losses	1,425	1,485
Write down of real estate acquired in settlement of loans	33
Proceeds from sales of loans held for sale	76,434	128,793
Origination of loans held for sale	(67,855)	(129,145)
Decrease in accounts payable and other liabilities	(13,052)	(15,312)

Net cash provided by (used in) operating activities	2,451	(10,673)

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,250
Proceeds from sales of investment securities available for sale	4,500
Net purchases of investment securities available for sale	(17,560)	(10,289)
(Purchase) redemption of FHLB stock	(4,400)	1,500
(Increase) decrease in loans, net	(9,685)	44,479
Repayments on mortgage-backed securities available for sale	19,773	22,520
Proceeds from sales of mortgage-backed securities available for sale	7,164	4,976
Purchase of mortgage-backed securities available for sale	(128,204)	(24,738)
Proceeds from the sales of real estate owned	612	1,066
Net purchase of office properties and equipment	(176)	(2,861)

Net cash (used in) provided by investing activities	(125,726)	36,653

FINANCING ACTIVITIES
Net decrease in checking, passbook and money market fund accounts	(46,853)	(3,778)
Net (decrease) increase in certificates of deposit	(6,358)	5,817
Net proceeds (repayments) of FHLB advances	66,000	(21,000)
Net increase in securities sold under agreements to repurchase	115,127
Decrease in other borrowed money		(35)
Decrease in advances by borrowers for taxes and insurance	(4,601)	(4,807)
Proceeds from the exercise of stock options	1,288	522
Dividends paid	(2,751)	(2,507)
Treasury stock purchased	(622)	(5,118)

Net cash provided by (used in) financing activities	121,230	(30,906)

Net decrease in cash and cash equivalents	(2,045)	(4,926)
Cash and cash equivalents at beginning of period	85,523	87,884

Cash and cash equivalents at end of period	$ 83,478	$ 82,958
Supplemental disclosures:

Cash paid during the period for:
Interest	$ 17,839	$ 20,771
Income taxes	1,627	100
Loans foreclosed	249	1,525
Unrealized net loss on securities available for sale, net of income tax	(1,365)	(197)

The accompanying notes are an integral part of the statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

      The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2003 amounts have been reclassified to conform with the statement presentations for fiscal 2004.

      The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected in future periods.

B.   NATURE OF OPERATIONS

      First Financial is a savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. The Company has a total of 45 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

C.  OTHER COMPREHENSIVE INCOME

      Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive loss and for the three months ended December 31, 2003 and 2002 amounted to $3.9 million and $6.5 million, respectively.

      The Corporation's "other comprehensive (loss) income" for the three months ended December 31, 2003 and 2002 and "accumulated other comprehensive income" as of December 31, 2003 and 2002 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     Other comprehensive loss for the three months ended December 31, 2003 and 2002 follows (in thousands):

	Three Months Ended December 31,

	2003	2002

Unrealized holding (losses) gains arising during period, net of tax	$(1,085)	$13
Less: reclassification adjustment for realized gains, net of tax	280	210

Unrealized losses on securities available for sale,
net of applicable income taxes	$(1,365)	$(197)

D.  MERGERS AND ACQUISITIONS

      On June 3, 2003, First Financial acquired the southeast portion of the claim access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. The acquired assets were intangibles and consisted of a customer list totaling $100 thousand. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

      On February 28, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. The Company recorded goodwill of $585 thousand and recorded a customer list intangible of $65 thousand. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

E.  INTANGIBLE ASSETS

      Intangible assets, net of accumulated amortization, at December 31, 2003, September 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

	December 31,	September 30,	December 31,

	2003	2003	2002

Goodwill	$14,570	$14,570	$13,322

Customer list	2,672	2,672	2,499
Less accumulated amortization	(987)	(891)	(586)

	1,685	1,781	1,913

Total Intangibles	$16,255	$16,351	$15,235

      At December 31, 2003, the Company had one reportable segment with goodwill, First Southeast Insurance Services, Inc. The following summarizes the changes in the carrying amount of goodwill related to insurance operations for the three months ended December 31, 2003 (in thousands):

First Southeast
Insurance
Services, Inc.

Balance, September 30, 2003	$ 14,570
Goodwill acquired

Balance, December 31, 2003	$ 14,570

      Amortization of intangibles totaled $96 thousand, $371 thousand and $71 thousand for the three months ended December 31, 2003, fiscal year ended September 30, 2003 and the three months ended December 31, 2002, respectively.

      The Company expects to record amortization expense related to intangibles of $384 thousand for fiscal years 2004 and 2005, $373 thousand for fiscal 2006, $319 thousand for fiscal 2007, $221 thousand for fiscal 2008 and an aggregate of $100 thousand for all years thereafter. The amortization of goodwill ceased effective October 1, 2001.

F.  MORTGAGE SERVICING RIGHTS

      The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs") (in thousands), which are included in other assets, for the quarters ended December 31, 2003, the fiscal year ended September 30, 2003 and the quarter ended December 31, 2002. The aggregate fair value of capitalized MSRs at December 31, 2003, September 30, 2003 and December 31, 2002 was $12.7 Million, $12.3 million and $9.9 million, respectively.

	December 31, 2003	September 30, 2003	December 31, 2002

Balance at beginning of period	$12,300	$9,115	$9,115
Capitalized mortgage servicing right	965	6,275	1,605
Amortization	(590)	(3,147)	(658)
Change in valuation allowance		57	(192)

Balance at end of period	$12,675	$12,300	$9,870

      At December 31, 2003, September 30, 2003 and December 31, 2002, respectively, the valuation allowance for capitalized MSRs totaled $822 thousand, $822 thousand and $1.1 million, respectively. In the quarter ended December 31, 2003 the Company did not record an adjustment to the impairment reserve from the valuation of MSRs because it was immaterial. For fiscal year 2003 and the quarter ended December 31, 2002 the Company recorded an impairment recovery of $57 thousand and an impairment loss of $192 thousand from the valuation of MSRs, respectively.

      The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows: $2.3 million for 2004, $2.2 million for 2005, $2.0 million for 2006, $1.7 million for 2007, $1.5 million for 2008 and $4.4 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

G.  DERIVATIVES AND FINANCIAL INSTRUMENTS

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

      The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at December 31, 2003: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

      The Company originates certain fixed-rate and adjustable rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitments to originate fixed-rate conforming loans totaled $14.3 million at December 31, 2003. It is anticipated 85% of these loans will close totaling $12.2 million. The fair value of the $12.2 million is an asset of $203 thousand at December 31, 2003. The forward sales commitments of $15.0 million of "to be issued" mortgage-backed securities at December 31, 2003 had a fair value of a liability of $40 thousand.

H.  EARNINGS PER SHARE

      Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended December 31,

	2003	2002

Weighted average number of common shares used in basic EPS	12,542,142	13,156,952
Effect of dilutive stock options	407,063	348,899

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,949,205	13,505,851

      At December 31, 2003 and 2002 there were 95,870 and 20,855 option shares that were excluded from the calculation of diluted earnings per share because the exercise price of $32.28 and $29.35, respectively, was greater than the average market price of the common shares.

I. STOCK-BASED COMPENSATION

      At December 31, 2003, the Company had four stock-based employee and director option plans, which are described more fully in Note 16 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (in thousands) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation (amounts in thousands except for per share amounts).

	For The Three Months Ended December 31,

	2003	2002

Net income, as reported	$5,254	$6,708
Deduct: Total stock-based employee and
director compensation expense determined under fair
value based method for all rewards, net of related tax effects.	(218)	(165)

Pro forma net income	$5,036	$6,543

Earnings per share:
Basic - as reported	$0.42	$0.51

Basic - pro forma	$0.40	$0.50

Diluted - as reported	$0.41	$0.50

Diluted - pro forma	$0.39	$0.48

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the quarters ended December 31, 2003 and 2002, respectively: dividend yield of 2.84% and 2.80%, expected volatility of 39% and 29%, average risk-free interest rate of 3.04% and 2.90%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.77 for the quarter ended December 31, 2003 and $6.28 for the quarter ended December 31, 2002. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period.

      The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods.

J.  BUSINESS SEGMENTS

      The Company has two principal operating subsidiaries, First Federal and First Southeast Insurance Services, Inc., which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries are reportable segments by virtue of exceeding certain quantitative thresholds.

      First Federal engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in their market. First Federal also provides demand transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas consisting of counties in coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County, North Carolina and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.

      First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina with revenues consisting principally of commissions paid by insurance companies.

      No single customer accounts for a significant amount of the revenues of either reportable segment. The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note A.

      Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment (in thousands). Certain passive activity of First Financial is also included in the "Other" column.

Three months ended December 31, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,719	$1	$40	$31,760
Interest expense	12,432		189	12,621
Net interest income	19,287	1	(149)	19,139
Provision for loan losses	1,425			1,425
Other income	4,906	14	437	5,357
Commissions on insurance and
other agency income		3,108		3,108
Non-interest expenses	14,354	2,691	864	17,909
Amortization of intangibles		96		96
Income tax expense	3,036	92	(208)	2,920

Net income	$5,378	$244	$(368)	5,254

December 31, 2003
Total assets	$2,402,767	$22,522	$8,792	$2,434,081
Loans	$1,801,672			$1,801,672
Deposits	$1,431,926	$	$(3,486)	$1,428,440

Three months ended December 31, 2002
		Insurance
	Banking	Activities	Other	Total

Interest income	$35,883	$(7)	$42	$35,918
Interest expense	15,287	1	245	15,533
Net interest income	20,596	(8)	(203)	20,385
Provision for loan losses	1,485			1,485
Other income	6,220	9	340	6,569
Commissions on insurance and
other agency income		2,636		2,636
Non-interest expenses	14,624	2,265	712	17,601
Amortization of intangibles		71		71
Income tax expense	3,842	84	(201)	3,725

Net income	$6,865	$217	$(374)	$6,708

December 31, 2002
Total assets	$2,194,803	$19,198	$10,836	$2,224,837
Loans	$1,880,290			$1,880,290
Deposits	$1,444,538		$(2,228)	$1,442,310

K.  GUARANTEES

      Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $4.2 million.

L.  SUBSEQUENT EVENTS

      On January 29, 2004 First Financial Holdings, Inc. entered into an agreement with the principals of the companies listed below to purchase 100% of the stock for $5.8 million and in addition, performance based payments can be received over the next three years. The acquired companies are: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing non-standard insurance products. The Preferred Markets companies are a managing general agency specializing in placing standard insurance products. Atlantic Acceptance Corporation is a premium finance company.

      As an alternative to extending the lease on the Summit Corporate Center, which is the location of the Company's corporate operations offices, the Company has entered into a Letter of Intent to purchase this location and is in the due diligence phase of this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FORWARD-LOOKING STATEMENTS

     This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

OVERVIEW

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

     First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size. First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, four in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (2), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (12), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

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

      The Company is moving forward with many strategic initiatives this fiscal year. We are pleased to announce the opening of our fifth Wal-Mart in-store retail sales office, located in North Myrtle Beach, South Carolina on January 21, 2004. This new office will enhance our coverage of this higher growth market in South Carolina.

FIRST QUARTER HIGHLIGHTS

     Net income for the quarter ended December 31, 2003 decreased 21.7% to $5.3 million from net income of $6.7 million in the comparable quarter in fiscal 2002. Basic earnings per common share decreased 17.6% to $.42 per common share for the current quarter compared to the December 2002 quarter. On a diluted basis, earnings per common share decreased to $.41 from $.50 in the comparable period.

     Net income during the December 31, 2003 quarter decreased as a result of several factors. First, on a comparative basis, net interest income declined by $1.2 million between the quarters ended December 31, 2003 and December 31, 2002. Second, the net gain recorded on the sale of loans significantly decreased by $1.8 million in the December quarter as compared with the net gain recorded during the December 2002 quarter. Gains on sales of investments and mortgage-backed securities increased $110 thousand. Operating costs increased $333 thousand, or less than 2%, during the current quarter while net revenues, excluding net interest income and gains on sales mentioned above, increased by $1.0 million, or 13.9%, over the quarter ended December 31, 2002.

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

      On a comparative basis, net interest income declined by $1.2 million between the quarters ended December 31, 2003 and December 31, 2002. The Company's net interest margin in December 2003 quarter declined to 3.44% compared with 3.86% during the quarter ended December 31, 2002. With much lower market interest rates, the Company has replaced the decline in loan balances with growth in lower yielding mortgage-backed securities and other investments, which have contributed to lower average net interest margins. As a result of the Company's record fixed-rate residential loan originations during fiscal 2003 and subsequent sales of agency-qualifying loans, the Company experienced a decline in the amount of real estate loans in its loan portfolio from levels one year ago. The first quarter's net interest margin was also lower than the net interest margin of 3.57% in the most recent quarter ended September 2003. The Company's net loan balances were stable between the fourth quarter of fiscal 2003 and the quarter ended December 31,

2003; however the Company's purchases of mortgage-backed securities while contributing to higher average earning asset growth for the quarter also resulted in  lower average net interest margins.

      During the first quarter of fiscal 2004, demand for new commitments related to residential lending was substantially lower and pricing in the markets has become more competitive, which has reduced gains on sales to $210 thousand from $2.0 million during the quarter ended December 31, 2002. Our 2004 forecast for total single-family mortgage lending is $410 million, or approximately 43% of fiscal 2003 volumes. Market interest rates continue to be well below historical rates, and the Company is optimistic that residential loan demand will grow during the fiscal year.

      The Company strives toward maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries.

      One of the Company's goals continues to be expansion of non-interest revenues with this goal being achieved by an emphasis over the past several years in acquiring additional insurance operations. Another focus has been to add business and consumer households through the opening of primary account relationships so that additional products and services may be generated. The Company believes an emphasis on quality staffing, local decision-making authority and a strong culture of sales and service excellence will be necessary to achieve future success.

CRITICAL ACCOUNTING POLICY

      The Company's accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10K for September 30, 2003. Of these significant accounting policies, the Company has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and purchase accounting are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

      The Company's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At December 31, 2003, the Company had no interests in non-consolidated special purpose entities.

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

      For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2003, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $78.3 million. Unused business, personal and credit card lines, which totaled $249.7 million at December 31, 2003, are generally for short-term borrowings.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note G in the Notes to Consolidated Financial Statements.

OTHER POSTRETIREMENT BENEFITS

      The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed. The Company's other postretirement benefits are discussed more fully in Item 8, Note 16 to the Consolidated Financial Statements of the 10K for September 30, 2003.

      The components of net periodic benefit costs are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Three months ended December 31,

	2003	2002

Interest Cost	$30	$32
Amortization of transition obligation	25	23

	$55	$55

      The Company previously disclosed in its financial statements for the year ended September 30, 2003, that it expected to contribute $218 thousand to its postretirement benefit plan in fiscal year 2004. As of December 31, 2003, $55 thousand of contributions has been made. The Company presently does not anticipate any change in contributions to fund postretirement plan obligations in fiscal 2004.

      On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. As permitted by FASB Staff Position No. 106-1, First Financial has chosen to defer recognizing the effects of the Act on its postretirement health and life plans until authoritative guidance is issued on the accounting for the federal subsidy. Accordingly, the company's measures of the accumulated projected benefit obligation and net periodic retirement benefit cost do not reflect the effects of the Act. Authoritative guidance on the accounting for the federal subsidy is pending. When issued, that guidance could require the company to change previously reported information.

BALANCE SHEET ANALYSIS

      The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at December 31, 2003 and September 30, 2003:

	December 31,	September 30,

	2003	2003

	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$83,478	$85,523	$(2,045)	(2.39)%
Investments available for sale, at fair value	24,626	13,787	10,839	78.62
Investment in capital stock of FHLB, at cost	34,300	29,900	4,400	14.72
Loans receivable, net of allowance of $14,809 and $14,957	1,789,990	1,781,881	8,109	0.46
Loans held for sale	11,682	20,051	(8,369)	(41.74)
Mortgage-backed securities available for sale, at fair value	402,489	303,470	99,019	32.63
Intangible assets	16,255	16,351	(96)	(0.59)
Other assets	71,261	71,919	(658)	(0.91)

Total assets	$2,434,081	$2,322,882	$111,199	4.79%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,428,440	$1,481,651	$(53,211)	(3.59)%
Advances from Federal Home Loan Bank	664,000	598,000	66,000	11.04
Other short-term borrowings	139,202	24,075	115,127	478.20
Other liabilities	37,629	56,150	(18,521)	(32.98)

Total liabilities	2,269,271	2,159,876	109,395	5.06%

Stockholders' equity	164,810	163,006	1,804	1.11

Total liabilities and stockholders' equity	$2,434,081	$2,322,882	$111,199	4.79%

Investment Securities and Mortgage-backed Securities

      Investment balances and mortgage-backed securities increased in the current three months as a result of efforts by the Company to increase earning assets and provide additional interest income to offset the effects of lower loan originations. Purchases of mortgage-backed securities totaled $128.2 million during the December 2003 quarter. These purchases were of highly rated securities with average durations of 2.5 to 5 years, including $70.5 million backed by adjustable rate loans. The Company has presently funded these purchases with short-term borrowings.

Loans Receivable

      As a result of historically low interest rates, consumer preference for mortgage products has shifted consistently to fixed-rate residential loan products resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. As interest rates begin to stabilize during the quarter, repayments of portfolio loans have slowed causing portfolio loans to increase slightly and loans held for sale decreased dramatically as a result of lower originations of fixed rate products.

      The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31,	September 30,	December 31,

	2003	2003	2002

Real estate - residential mortgages (1-4 family)	$1,069,180	$1,104,578	$1,158,232
Real estate - residential construction	63,080	35,518	62,591
Commercial secured by real estate including multi-family	204,474	210,315	199,308
Commercial financial and agricultural	45,754	43,621	41,213
Land	91,282	87,844	94,767
Home equity loans	159,158	154,787	158,258
Mobile home loans	134,129	129,934	117,425
Credit cards	12,173	11,601	12,363
Other consumer loans	78,119	81,000	88,153

Total gross loans	1,857,349	1,859,198	1,932,310

Less:
Allowance for loan losses	14,809	14,957	15,659
Loans in process	41,106	42,448	36,844
Deferred loan fees and discounts on loans	(238)	(139)	(484)

	55,677	57,266	52,019

Total	$1,801,672	$1,801,932	$1,880,291

       The Company's focus in past months has been to sell newly originated fixed-rate loans into the secondary market. As a result of record low interest rates and a long period of refinance activity, residential loans have declined.  To offset this decline in residential real estate loans the Company has increased emphasis on the origination of commercial business and consumer loans.

Asset Quality

      The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	December 31,	September 30,	December 31,

	2003	2003	2002

Non-accrual loans	$11,520	$9,852	$12,160
Loans 90 days or more delinquent (1)	29	24	17
Renegotiated loans	292	295	304
Real estate and other assets acquired in settlement of loans	3,606	4,009	3,323

Total	$15,447	$14,180	$15,804

As a percent of net loans and real estate owned	0.86%	0.79%	0.84%
As a percent of total assets	0.63%	0.61%	0.71%

(1) The Company continues to accrue interest on these loans.

      Problem assets increased $1.3 million during the three months ended December 31, 2003. The majority of the increase was in non-accrual loans, which increased $1.7 million from September 30, 2003 offset by a decrease in real estate and other assets acquired in settlement of loans of $403 thousand. The increase in non-accrual loans was principally related to increases in delinquent residential, commercial business, land and consumer mobile home loans partially offset by decreases in delinquent auto, home equity and other consumer loans.

      Similar to other parts of the country, the markets served by the Company are experiencing slower economic growth, sectors with higher levels of unemployment, higher bankruptcy filings and higher delinquency rates. The Company's largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company's residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. Management reviews the adequacy of the allowance no less frequently than quarterly, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio, selected individual loans and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

      Following is a summary of the reserve for loan losses (in thousands):

	At and for the three months
	ended December 31,

	2003	2002

Balance at beginning of year	$14,957	$15,824
Provision charged to operations	1,425	1,485
Recoveries of loans previously charged-off	162	92
Loan losses charged to reserves	(1,735)	(1,742)

Balance at end of period	$14,809	$15,659

      Net charge-offs totaled $1.6 million in the current three months compared to $1.7 million in the comparable three months in fiscal 2003. Consumer net charge-offs totaled $1.3 million in the current three months compared to $1.1 million in the comparable three months in fiscal 2003. Real Estate and Commercial loan net charge-offs decreased to $266 thousand and $35 thousand, respectively, in the current three months, compared with $362 thousand and $158 thousand, respectively, in the three months ended December 31, 2002. Annualized net charge-offs as a percentage of average net loans was stable at .35% for the three months ended December 31, 2003 as compared to the quarter ended December 31, 2002 and declined from .40% in the quarter ended September 30, 2003.

      Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans.

      The Company's impaired loans totaled $2.4 million at December 31, 2003, $1.7 million at September 30, 2003 and $3.5 million at December 31, 2002.

Deposits and Borrowings

      First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2003		September 30, 2003		December 31, 2002

	Balance	% of Total	Balance	%of Total	Balance	% of Total

Checking accounts	$376,695	26.37%	$398,491	26.90%	$340,230	23.59%
Statement and other accounts	150,738	10.55	150,707	10.17	133,144	9.23
Money market accounts	253,894	17.77	278,982	18.83	304,599	21.12
Certificate accounts	647,113	45.30	653,471	44.10	664,337	46.06

Total deposits	$1,428,440	100.00%	$1,481,651	100.00%	$1,442,310	100.00%

       Deposits decreased $53.1 million during the three months ended December 31, 2003. Of the total, $22.1 million was attributable to lower account balances in accounts maintained for investors in the servicing of loans sold in the secondary market. As the refinancing of loans has slowed down during the past three months, funds due to investors have decreased accordingly. Also, as a result of lower loan volumes, the Company has increased its investment in mortgage-backed securities and investment securities resulting in increases in FHLB advances of $66 million and other short-term borrowings of $115.1 million during the first quarter of fiscal 2004.

Stockholders' Equity

      The Company's capital ratio, total capital to total assets, was 6.77% at December 31, 2003, compared to 7.02% at September 30, 2003. During the three months, the Company increased its dividend to stockholders to $.22 compared with $.19 per share in the first three months of fiscal 2003. During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock. During the first three months of fiscal 2004 the Company purchased approximately 10 thousand shares under this program at a cost of $297 thousand, with approximately 497 thousand shares remaining in the plan to be acquired.

Regulatory Capital

      Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2003, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

      The following table summarizes the capital requirements for First Federal as well as its' capital position at December 31, 2003 (amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Tangible capital (to Total Assets)	$159,047	6.62%	$36,059	1.50%
Core capital (to Total Assets)	159,047	6.62	96,156	4.00	$120,195	5.00%
Tier I capital (to Risk-based Assets)	159,047	10.40			90,597	6.00
Risk-based capital (to Risk-based Assets)	171,854	11.38	120,795	8.00	150,994	10.00

      For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2003.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

      The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

       The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2003 (in thousands).

	At December 31, 2003

	Payments Due by Period

	Within	Over One	Over Two	Over Three	After
	One	to Two	to Three	to Five	Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$344,958	$156,137	$64,414	$76,186	$5,418	$647,113
Borrowings	396,802	162,675	77,675	30,350	135,700	803,202
Operating leases	1,583	1,231	607	592	252	4,265

Total contractual obligations	$743,343	$320,043	$142,696	$107,128	$141,370	$1,454,580

      The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at December 31, 2003, estimates that an additional $177 million of funding is available. At December 31, 2003, the Association has approximately $203.5 million of unpledged investments and mortgage-backed securities available for sale. At December 31, 2003, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $21.3 million is available from the "Discount Window". All of the above liquidity sources except cash and cash equivalents give the Association approximately $401.8 million capacity to meet future funding demands. These investments are available should deposit cash flows and other funding be reduced in any given period.

      During the current three months the Company experienced a net cash outflow from investing activities of $125.7 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $145.8 million offset by repayments of mortgage-backed securities of $19.8 million, a net increase of $9.7 million in loan growth and net purchases of FHLB stock of $4.4 million. The Company experienced cash inflows of $2.5 million and $121.2 million from operating activities and financing activities, respectively. Financing activities consisted principally of increases of $66 million in FHLB advances, securities sold under agreements to repurchase of $115.1 million and proceeds from exercise of stock options of $1.3 million offset by decreases in deposits of $53.2 million, advances by borrowers for taxes and insurance of $4.6 million, dividends paid of $2.8 million and purchase of treasury stock of $622 thousand during the first quarter of the 2004 fiscal year.

Parent Company Liquidity

      As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Association, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its future funding needs include (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities.

      First Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's ability to make distributions may also depend on it's ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2003.

Asset/Liability Management

      The Company's Asset and Liability Committee establishes policies and monitors results to control interest rate sensitivity. Although the Company utilizes measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed by the Company to assess varying interest rate and balance mix assumptions. These projections enable the Company to assess varying interest rate and balance sheet mix assumptions.

      The following table is a summary of the Company's one year dynamic gap at December 31, 2003 (amounts in thousands):

December 31, 2003

Interest-earning assets maturing or repricing within one year	$1,014,873
Interest-bearing liabilities maturing or repricing within one year	1,182,679

Cumulative gap	$(167,806)

Gap as a percent of total assets	(6.89)%

      Based on the Company's December 31, 2003 dynamic gap position, which considers expected prepayments of loans, in a one-year time period $1.02 billion in interest-earning assets will reprice and approximately $1.18 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $167.8 million, or 6.89% of assets. The Company's one year dynamic gap position at December 31, 2002 was a positive $293.9 million, or 13.2% of assets. At the end of the most recent quarter ended September 30, 2003, the dynamic gap was a positive $71.7 million or 3.08% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called.

      A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING DECEMBER 31, 2003 AND 2002

      The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended December 31, 2003 and 2002:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,

	2003	2002

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)	Variance	% change
INTEREST INCOME
Interest and fees on loans	$28,208	$33,820	$(5,612)	(16.59)%
Interest mortgage-backed securities	3,108	1,614	1,494	92.57
Interest and dividends on investments	427	441	(14)	(3.17)
Other	17	43	(26)	(60.47)

Total interest income	31,760	35,918	(4,158)	(11.58)

INTEREST EXPENSE
Interest on deposits	5,759	8,082	(2,323)	(28.74)
Interest on borrowed money	6,862	7,451	(589)	(7.90)

Total interest expense	12,621	15,533	(2,912)	(18.75)

NET INTEREST INCOME	19,139	20,385	(1,246)	(6.11)
Provision for loan losses	1,425	1,485	(60)	(4.04)

Net interest income after provision for loan losses	17,714	18,900	(1,186)	(6.28)

OTHER INCOME
Net gain on sale of loans	210	2,012	(1,802)	(89.56)
Net gain on sale of investment and
mortgage-backed securities	436	326	110	33.74
Brokerage fees	494	395	99	25.06
Commissions on insurance	2,846	2,384	462	19.38
Other agency income	262	252	10	3.97
Service charges and fees on deposit accounts	2,757	2,677	80	2.99
Loan servicing operations, net	415	71	344	484.51
Real estate operations, net	(185)	(157)	(28)	17.83
Other	1,230	1,245	(15)	(1.20)

Total other income	8,465	9,205	(740)	(8.04)

NON-INTEREST EXPENSE
Salaries and employee benefits	11,301	11,103	198	1.78
Occupancy costs	1,282	1,324	(42)	(3.17)
Marketing	350	414	(64)	(15.46)
Depreciation, amortization, rental and
maintenance of equipment	1,432	1,376	56	4.07
FDIC insurance premiums	57	62	(5)	(8.06)
Other	3,583	3,393	190	5.60

Total non-interest expense	18,005	17,672	333	1.88

Income before income taxes	8,174	10,433	(2,259)	(21.65)
Income tax expense	2,920	3,725	(805)	(21.61)

NET INCOME	$5,254	$ 6,708	$(1,454)	(21.68)%

NET INCOME PER COMMON SHARE BASIC	$0.42	$ 0.51	$(0.09)	(17.65)%

NET INCOME PER COMMON SHARE DILUTED	$0.41	$ 0.50	$(0.09)	(18.00)%

Net Interest Income

      With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities. Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets. The gross interest margin decreased from 3.77% during the quarter ended December 31, 2002 to 3.40% during the quarter ended December 31, 2003. The net yield on earning assets decreased to 3.44% from 3.86% in the prior year's quarter. The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets. The Company also continues to have an active common stock repurchase program, which has reduced average earning assets.

      Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 71 basis points when comparing the two periods. The average yield on interest-earning assets decreased 108 basis points when comparing these same two periods. The Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

      The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended December 31,

	2003		2002

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$1,812,243	6.23%	$1,921,697	7.04%
Mortgage-backed securities	345,973	3.59	142,214	4.55
Investments and other interest-earning assets	64,925	2.71	48,936	3.80

Total interest-earning assets	$2,223,141	5.72%	$2,112,847	6.80%

Deposits	$1,463,772	1.56%	$1,444,628	2.22%
Borrowings	696,388	3.91	590,761	5.00

Total interest-bearing liabilities	$2,160,160	2.32%	$2,035,389	3.03%

Gross interest margin		3.40%		3.77%
Net interest margin		3.44%		3.86%

      The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended December 31,
	2003 versus 2002

	Volume	Rate	Total

Interest income:
Loans	$(1,852)	$(3,760)	$(5,612)
Mortgage-backed securities	1,902	(408)	1,494
Investments and other interest-earning assets	146	(186)	(40)

Total interest income	196	(4,354)	(4,158)

Interest expense:
Deposits	106	(2,429)	(2,323)
Borrowings	1,200	(1,789)	(589)

Total interest expense	1,306	(4,218)	(2,912)

Net interest income	$(1,110)	$(136)	$(1,246)

      With market interest rates at the lowest levels in many years, further declines would likely be expected to adversely affect the Company's net interest margin. Core deposits may have already priced to potential floor levels, making it unlikely that the Company will have the ability to adjust core deposits accounts to compensate for possible future declines in earning asset yields. In a stable to a declining rate environment, the Company expects that adjustable rate loans will gradually continue to reprice lower in reaction to declining values of market indices to which they are tied. In a rising rate environment, loans may adjust less rapidly than the Company's funding sources, which could adversely affect the Company's net interest margin.

      The net interest margin during the quarters ended September 30, 2003 and December 31, 2003 declined by 18 and 13 basis points, respectively. Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investments and mortgage-backed securities and the need to reinvest those funds at current market interest rates.

Provision for Loan Losses

      Net charge-offs for the current quarter totaled $1.6 million compared with $1.7 million in the comparable quarter in fiscal 2003. Total loan loss reserves as of December 31, 2003 were $14.8 million, or .82% of the total net loan portfolio compared with $15.7 million, or .83% of the total net loan portfolio at December 31, 2002.

Other Income/Non-Interest Expenses

      The decrease in gains on sales of loans in the current quarter is directly attributable to the decreased originations of fixed-rate mortgages and the decrease in mortgage refinances resulting from mortgage loan interest rates stabilizing and slightly increasing from the levels reached during the September 2003 quarter. Commissions on insurance and other agency income continue to improve principally as a result of acquisitions in March 2003 of Woodruff & Company, Inc. of Columbia, South Carolina and the claims access and assets of MCA Administrators, Inc. of Pittsburgh, Pa. Due to a slow down in loan prepayment speeds attributable to current market interest rates, amortization expense on mortgage servicing rights continues to decrease. The decrease in loan prepayments and the current interest rate environment had little impact on the impairment reserve during the quarter ended December 31, 2003.

      The primary increase in non-interest expense was due to the increased cost of employee group health insurance expense and merit increases in compensation. The Company has continued its efforts to become more efficient in its operations and as a result, full-time equivalent employees were approximately 747 at December 31, 2003 as compared to 767 at September 30, 2003. The Company has reduced the number of loan processing service units and personnel in light of slower residential mortgage originations.

Income Tax Expense

      During the first quarter of fiscal 2004 and 2003 the Company's effective tax rate approximated 35.7% for both quarters.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may by used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46R.

      Effective July 1, 2003, the Company adopted SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

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

      As of December 31, 2003, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the first quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
P ART II - OTHER INFORMATION

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

      On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain of the original plaintiffs in the previous litigation and others, seeking a judicial determination of claims made against its rights as purchasers of the property foreclosed. The civil action has been tried and the judge's final amended order was issued October 29, 2001. The ruling resulted in a net money judgment in Peoples Federal's favor. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation, which were varied. Peoples Federal appealed the recent ruling on November 23, 2001, to increase the net award to Peoples Federal by challenging the offsetting awards to the opposing parties. Peoples Federal was consolidated into First Federal on August 30, 2002. On May 21, 2003 an order was received from the South Carolina Supreme Court transferring jurisdiction of the appeal from the South Carolina Court of Appeals to the South Carolina Supreme Court. Oral arguments before the South Carolina Supreme Court were made on October 22, 2003. The South Carolina Supreme Court granted the plaintiffs motion to submit a supplemental brief. That brief, First Federal's response to it, and the plaintiffs reply to the response have all been completed. First Federal intends to continue to pursue this appeal vigorously.

Item 6 - Exhibits and Report on Form 8-K.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001.
3.8	Amendment to Registrant's Bylaws	Filed herewith
4	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.

Exhibit No.	Description of Exhibit	Location

10.1	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.7	1994 Outside directors Stock Options-for-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
10.8	1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.12	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
10.13	Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit No.	Description of Exhibit	Location

10.14	Amendment to the 1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 26, 2000.
10.15	Amended Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-for-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Report on Form 8-K

      On January 9, 2004, the Company filed a Form 8-K announcing that it expects revenues from the sale of mortgage loans for its first quarter ended December 31, 2003 will be substantially less than gains reported in the previous quarter ended September 30, 2003 and the comparable quarter ended December 31, 2002.

      On January 20, 2004, the Company filed a Form 8-K announcing the earnings release dated January 16, 2004, which included selected financial data for the quarter ended December 31, 2003 and for other selected periods.

On February 2, 2004, the Company filed a Form 8-K related to a press release filed on February 2, 2004, announcing the declaration of a regular quarterly cash dividend.

      On February 2, 2004, the Company filed a Form 8-K related to a press release filed on February 2, 2004, announcing the acquisition of The Kimbrell Company, Inc., Preferred markets, Inc., and Atlantic Acceptance Corporation and other affiliated companies.

      On February 3, 2004, the Company filed a Form 8-K related to a press release filed on February 3, 2004, announcing results of its Annual Meeting and election of directors.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 17, 2004	By:	/s/ Susan E. Baham
Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal Accounting Officer