Form 10-Q
period 2004-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2004-05-12
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Class	Outstanding Shares at
Common Stock	April 30, 2004

$.01 Par Value	12,570,639

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I - CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at March 31, 2004 and September 30, 2003

	Consolidated Statements of Income for the Three
	Months Ended March 31, 2004 and 2003	2

	Consolidated Statements of Income for the Six
	Months Ended March 31, 2004 and 2003	3

	Consolidated Statements of Stockholders' Equity and	4
	Comprehensive Income at March 31, 2004 and 2003

	Consolidated Statements of Cash Flows for the	5
	Six months Ended March 31, 2004 and 2003

	Notes to Consolidated Financial Statements	6-15

2.	Management's Discussion and Analysis of Financial	15-34
	Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk	34-35

4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item
1.	Legal Proceedings	36

2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36-37

4.	Submission of Matters to a Vote of Security Holders	37-38

6.	Exhibits and Report on Form 8-K	38-40

SIGNATURES		41

EXHIBIT 31 - CERTIFICATIONS		42-43

EXHIBIT 32 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND		44
CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,

	2004	2003

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$91,055	$85,523
Investments available for sale, at fair value	36,857	13,787
Investment in capital stock of FHLB, at cost	35,200	29,900
Loans receivable, net of allowance of $14,725 and $14,957	1,800,658	1,781,881
Loans held for sale	6,310	20,051
Mortgage-backed securities available for sale, at fair value	386,595	303,470
Accrued interest receivable	9,221	8,823
Office properties and equipment, net	36,594	37,199
Real estate and other assets acquired in settlement of loans	3,949	4,009
Intangible assets	22,301	16,351
Other assets	26,876	21,888

Total assets	$2,455,616	$2,322,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,470,395	$1,481,651
Advances from Federal Home Loan Bank	689,000	598,000
Other short-term borrowings	36,161	24,075
Long-term debt	46,392
Advances by borrowers for taxes and insurance	3,635	5,904
Outstanding checks	14,734	21,719
Accounts payable and other liabilities	25,467	28,527

Total liabilities	2,285,784	2,159,876

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 15,991,069 and 15,870,130 shares at March 31, 2004
and September 30, 2003, respectively	160	159
Additional paid-in capital	43,031	41,106
Retained income, substantially restricted	182,242	176,111
Accumulated other comprehensive income, net of income taxes	2,204	672
Treasury stock at cost, 3,440,622 and 3,348,029 shares at March 31,
2004 and September 30, 2003, respectively	(57,805)	(55,042)

Total stockholders' equity	169,832	163,006

Total liabilities and stockholders' equity	$2,455,616	$2,322,882

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$27,743	$31,706
Interest on mortgage-backed securities	3,864	1,716
Interest and dividends on investments	413	382
Other	17	30

Total interest income	32,037	33,834

INTEREST EXPENSE
Interest on deposits	5,506	7,134
Interest on borrowed money	6,922	7,010

Total interest expense	12,428	14,144

NET INTEREST INCOME	19,609	19,690
Provision for loan losses	1,825	1,650

Net interest income after provision for loan losses	17,784	18,040

OTHER INCOME
Net gain on sale of loans	744	2,550
Net gain on sale of investment and mortgage-backed securities	958	860
Brokerage fees	650	629
Commissions on insurance	5,021	3,885
Other agency income	430	257
Service charges and fees on deposit accounts	2,833	2,506
Loan servicing operations, net	(1,150)	(1,067)
Real estate operations, net	(274)	(201)
Other	1,213	1,069

Total other income	10,425	10,488

NON-INTEREST EXPENSE
Salaries and employee benefits	11,238	10,891
Occupancy costs	1,357	1,263
Marketing	391	386
Depreciation, amortization, rental and maintenance of equipment	1,331	1,329
FDIC insurance premiums	59	64
Other	3,929	3,398

Total non-interest expense	18,305	17,331

Income before income taxes	9,904	11,197
Income tax expense	3,514	4,028

NET INCOME	$6,390	$7,169

NET INCOME PER COMMON SHARE BASIC	$0.51	$0.55

NET INCOME PER COMMON SHARE DILUTED	$0.50	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$55,951	$65,527
Interest on mortgage-backed securities	6,972	3,329
Interest and dividends on investments	840	823
Other	34	73

Total interest income	63,797	69,752

INTEREST EXPENSE
Interest on deposits	11,265	15,216
Interest on borrowed money	13,784	14,461

Total interest expense	25,049	29,677

NET INTEREST INCOME	38,748	40,075
Provision for loan losses	3,250	3,135

Net interest income after provision for loan losses	35,498	36,940

OTHER INCOME
Net gain on sale of loans	954	4,562
Net gain on sale of investment and mortgage-backed securities	1,394	1,186
Brokerage fees	1,144	1,024
Commissions on insurance	7,867	6,269
Other agency income	692	509
Service charges and fees on deposit accounts	5,590	5,183
Loan servicing operations, net	(735)	(996)
Real estate operations, net	(459)	(358)
Other	2,443	2,314

Total other income	18,890	19,693

NON-INTEREST EXPENSE
Salaries and employee benefits	22,539	21,994
Occupancy costs	2,639	2,587
Marketing	741	800
Depreciation, amortization, rental and maintenance of equipment	2,763	2,705
FDIC insurance premiums	116	126
Other	7,512	6,791

Total non-interest expense	36,310	35,003

Income before income taxes	18,078	21,630
Income tax expense	6,434	7,753

NET INCOME	$11,644	$13,877

NET INCOME PER COMMON SHARE BASIC	$0.93	$1.06

NET INCOME PER COMMON SHARE DILUTED	$0.90	$1.04

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income	Shares	Amount	Total

Balance at September 30, 2002	15,733	$157	$38,656	$158,680	$2,226	2,538	$(34,071)	$165,648
Net income				13,877				13,877
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(804)			(804)

Total comprehensive income								13,073
Common stock issued pursuant
to stock option and
employee benefit plans	57	1	948					949
Cash dividends ($.38 per share)				(4,984)				(4,984)
Treasury stock purchased						529	(13,249)	(13,249)

Balance at March 31, 2003	15,790	$158	$39,604	$167,573	$1,422	3,067	$(47,320)	$161,437

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income	Shares	Amount	Total

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042)	$163,006
Net income				11,644				11,644
Other comprehensive gain:
Unrealized net gain on securities
available for sale,
net of income tax					1,532			1,532

Total comprehensive income								13,176
Common stock issued pursuant
to stock option and
employee benefit plans	121	1	1,925					1,926
Cash dividends ($.44 per share)				(5,513)				(5,513)
Treasury stock purchased						93	(2,763)	(2,763)

Balance at March 31, 2004	15,991	$160	$43,031	$182,242	$2,204	3,441	$(57,805)	$169,832

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$11,644	$13,877
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,276	2,034
Amortization of intangibles	191	180
Gain on sale of loans, net	(954)	(4,562)
Gain on sale of investments and mortgage-backed securities, net	(1,394)	(1,186)
(Gain) loss on sale of property and equipment, net	(244)	60
Loss (gain) on sale of real estate owned, net	14	(265)
Amortization of unearned discounts/premiums on investments, net	1,187	(351)
Decrease in deferred loan fees and discounts	(71)	(471)
Increase in receivables and other assets	(3,994)	(1,455)
Provision for loan losses	3,250	3,135
Write down of real estate acquired in settlement of loans	51	16
Proceeds from sales of loans held for sale	111,776	269,663
Origination of loans held for sale	(105,175)	(247,553)
Decrease in accounts payable and other liabilities	(11,035)	(9,891)

Net cash provided by operating activities	7,522	23,231

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,250
Proceeds from sales of investment securities available for sale	16,050
Net purchases of investment securities available for sale	(41,347)	(4,588)
(Purchase) redemption of FHLB stock, net	(5,300)	2,850
(Increase) decrease in loans, net	(23,170)	71,813
Repayments on mortgage-backed securities available for sale	54,012	20,730
Proceeds from sales of mortgage-backed securities available for sale	41,489	45,084
Purchase of mortgage-backed securities available for sale	(167,840)	(107,656)
Proceeds from the sales of real estate owned	1,209	2,040
Purchase of insurance subsidiaries	(6,127)	(650)
Net purchase of office properties and equipment	(1,427)	(3,441)

Net cash (used in) provided by investing activities	(130,201)	26,182

FINANCING ACTIVITIES
Net (decrease) increase in checking, passbook and money market fund accounts	(9,899)	4,551
Net (decrease) increase in certificates of deposit	(1,357)	1,595
Net proceeds (repayments) of FHLB advances	91,000	(39,000)
Net increase in securities sold under agreements to repurchase	34,718
Net increase in long-term borrowings	46,392
Costs associated with long-term debt	(1,392)
Decrease in other borrowed money	(22,632)	(102)
Decrease in advances by borrowers for taxes and insurance	(2,269)	(2,999)
Proceeds from the exercise of stock options	1,926	949
Dividends paid	(5,513)	(4,984)
Treasury stock purchased	(2,763)	(13,249)

Net cash provided by (used in) financing activities	128,211	(53,239)

Net increase (decrease) in cash and cash equivalents	5,532	(3,826)
Cash and cash equivalents at beginning of period	85,523	87,884

Cash and cash equivalents at end of period	$91,055	$84,058

SUPPLEMENTAL CASH FLOW DATA
Interest	$28,541	$33,126
Income taxes	8,439	7,300
Significant non-cash investing and financing transactions:
Loans transferred to other real estate owned	1,214	2,742
Loans securitized and reclassed from loans held for sale to mortgage-backed
securities held for sale	8,094
Unrealized net gain (loss) on securities available for sale, net of income tax	1,532	(804)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

A. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

       The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company"), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (see Note F, Mergers and Acquisitions) and First Southeast Investor Services, Inc. All significant intercompany items related to the consolidated subsidiaries have been eliminated. The Company formed the wholly owned trust subsidiary, First Financial Capital Trust I, to raise capital by issuing preferred securities to institutional investors. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities, the Company did not include this wholly-owned subsidiary in its consolidated financial statements at March 31, 2004. This transaction increased the Company's long-term debt by $46.4 million, decreased debt associated with a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Cost associated with the debt amounted to $1.4 million, which are included in other assets.

       The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2003 amounts have been reclassified to conform to the statement presentations for fiscal 2004.

       The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

B. NATURE OF OPERATIONS

       First Financial is a savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. The Association has a total of 46 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

C. ACCOUNTING ESTIMATES AND ASSUMPTIONS

       Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, income taxes, mortgage servicing rights and purchase accounting.

D. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities

       Effective July 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficical interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with the revised rules of FIN 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at March 31, 2004. The trust subsidiary was formed to raise capital by issuing preferred securities to institutional investors. The Company owns 100% of the junior subordinated debt of the capital trust. This transaction increased the Company's long-term debt by $46.4 million, decreased debt associated with a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Cost associated with the debt amounted to $1.4 million, which are included in other assets. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

E. OTHER COMPREHENSIVE INCOME

       Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2004 and 2003 amounted to $13.2 million and $13.1 million, respectively.

       The Corporation's "other comprehensive income (loss)" for the six months ended March 31, 2004 and 2003 and "accumulated other comprehensive income" as of March 31, 2004 and September 30, 2003 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

       Other comprehensive income (loss) for the three months ended March 31, 2004 follows (in thousands):

	Three Months Ended

	2004	2003

Unrealized holding gains (losses) arising during period, net of tax	$3,515	$(56)
Less: reclassification adjustment for realized gains, net of tax	618	551

Unrealized gain (loss) on securities available for sale,
net of applicable income taxes	$2,897	$(607)

       Other comprehensive income (loss) for the six months ended March 31, 2004 and 2003 follows (in thousands):

	Six Months Ended

	2004	2003

Unrealized holding gains (losses) arising during period, net of tax	$2,430	$(43)
Less: reclassification adjustment for realized gains, net of tax	898	761

Unrealized gain (loss) on securities available for sale,
net of applicable income taxes	$1,532	$(804)

F. MERGERS AND ACQUISITIONS

       On June 3, 2003, First Financial acquired customer access, claims administration and related assets for a group of customer accounts located in the southeast from MCA Administrators, Inc., which is based in Pittsburgh, Pennsylvania. The acquired assets were intangibles and consisted of a customer list valued at $100 thousand. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.
       On February 28, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. The Company recorded goodwill of $585 thousand and recorded a customer list intangible of $65 thousand. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.
       On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. Goodwill approximating $6.1 million was recorded in this transaction. The allocation to goodwill is preliminary as the value of other intangibles (if any) has not been determined at March 31, 2004. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

G. INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, at March 31, 2004, September 30, 2003 and March 31, 2003 are summarized as follows (in thousands):

	March 31,	September 30,	March 31,

	2004	2003	2003

Goodwill	$20,697	$14,570	$13,972

Customer list	2,686	2,672	2,599
Less accumulated amortization	(1,082)	(891)	(613)

	1,604	1,781	1,986

Total Intangibles	$22,301	$16,351	$15,958

       The following summarizes the changes in the carrying amount of goodwill related to insurance operations for the six months ended March 31, 2004 (in thousands):

	First Southeast	Kimbrell
	Insurance	Insurance
	Services, Inc.	Group, Inc.	Total

Balance, September 30, 2003	$14,570		$14,570
Goodwill acquired	60	$6,067	6,127

Balance, March 31, 2004	$14,630	$6,067	$20,697

       The principal of Woodruff & Co. received an earn-out based on future performance of $68 thousand with $8 thousand classified as customer list intangibles and the remainder of $60 thousand classified as goodwill. In addition to the $8 thousand described above, payments of $6 thousand were made toward the purchase of the customer list of MCA Administrators, Inc. for a total increase in customer list intangibles of $14 thousand.

       Amortization of intangibles totaled $191 thousand, $371 thousand and $180 thousand for the six months ended March 31, 2004, fiscal year ended September 30, 2003 and the six months ended March 31, 2003, respectively.

       The Company expects to record amortization expense related to intangibles of $384 thousand for fiscal years 2004 and 2005, $348 thousand for fiscal 2006, $297 thousand for fiscal 2007, $119 thousand for fiscal 2008 and an aggregate of $58 thousand for all years thereafter.

H. MORTGAGE SERVICING RIGHTS

       The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs") (in thousands) which are included in other assets for the six months ended March 31, 2004, the fiscal year ended September 30, 2003 and the six months ended March 31, 2003:

	March 31, 2004	September 30, 2003	March 31, 2003

Balance at beginning of period	$12,300	$9,115	$9,115
Capitalized mortgage servicing rights	1,480	6,275	3,360
Amortization	(1,196)	(3,147)	(1,404)
Change in valuation allowance	(1,423)	57	(1,494)

Balance at end of period	$11,161	$12,300	$9,577

       At March 31, 2004, September 30, 2003 and March 31, 2003, respectively, the valuation allowance for capitalized MSRs totaled $2.2 million, $822 thousand and $2.4 million, respectively. In the six months ended March 31, 2004 the Company recorded an adjustment to the impairment reserve from the valuation of MSRs of $1.4 million. This adjustment to the impairment reserve was a direct result of lower interest rates at March 31, 2004 as compared to the quarter ended December 31, 2003 and estimates of higher prepayment speeds of loans included in the Company's mortgage servicing asset. For fiscal year 2003 and the six months ended March 31, 2003 the Company recorded an impairment recovery of $57 thousand and an impairment loss of $1.5 million from the valuation of MSRs, respectively. As stated above, this impairment was a result of lower interest rates and estimates of higher prepayment speeds of loans included in the Company's mortgage servicing asset.

       The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows: $2.6 million for 2004 and 2005, $2.3 million for 2006, $1.9 million for 2007, $1.5 million for 2008 and $4.0 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

I. DERIVATIVES AND FINANCIAL INSTRUMENTS

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

       The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at March 31, 2004: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

       The Company originates certain fixed-rate and adjustable rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitments to originate fixed-rate conforming loans totaled $34.3 million at March 31, 2004. It is anticipated 80% of these loans will close totaling $27.4 million. The fair value of the $27.4 million is an asset of $442 thousand at March 31, 2004. The forward sales commitments of $29.5 million of "to be issued" mortgage-backed securities at March 31, 2004 had a fair value of an asset of $60 thousand.

J. EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,

	2004	2003

Weighted average number of common shares used
in basic EPS	12,559,744	12,931,322
Effect of dilutive stock options	344,557	317,251

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,904,301	13,248,573

	Six Months Ended March 31,

	2004	2003

Weighted average number of common shares used
in basic EPS	12,550,895	13,045,377
Effect of dilutive stock options	375,810	333,075

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,926,705	13,378,452

       For the three and six months ended March 31, 2004 and 2003 there were 95,870 and 157,130 option shares, respectively, that were excluded from the calculation of diluted earnings per share because the exercise prices of $32.28 for the six months ended March 31, 2004 and $25 to $29.35 for the six months ended March 31, 2003, respectively, were greater than the average market price of the common shares.

K. STOCK-BASED COMPENSATION

       At March 31, 2004, the Company had four stock-based employee and director option plans, which are described more fully in Note 16 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation (amounts in thousands except for per share amounts).

	Three Months Ended March 31,	Six Months Ended March 31,
	2004	2003	2004	2003

Net income, as reported	$6,390	$7,169	$11,644	$13,877
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all awards, net of related tax effects.	(218)	(164)	(436)	(329)

Pro forma net income	$6,172	$7,005	$11,208	$13,548

Earnings per share:
Basic - as reported	$0.51	$0.55	$0.93	$1.06

Basic - pro forma	$0.49	$0.54	$0.89	$1.04

Diluted - as reported	$0.50	$0.54	$0.90	$1.04

Diluted - pro forma	$0.48	$0.53	$0.87	$1.01

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the six-months ended March 31, 2004 and 2003, respectively: dividend yield of 2.84% and 2.80%, expected volatility of 39% and 29%, average risk-free interest rate of 3.04% and 2.90%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.77 for the six-months ended March 31, 2004 and $6.28 for the six-months ended March 31, 2003. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period. The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods. As part of this plan, 2,579 and 2,802 shares were awarded to directors during the six months ended March 31, 2004 and 2003, respectively.

L. BUSINESS SEGMENTS

       The Company has two principal operating segments, banking and insurance, which are evaluated regularly by Management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

       First Federal, the Company's primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County, North Carolina and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.

       First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through one office, located in the coastal region of South Carolina with revenues consisting principally of commissions paid by insurance companies. Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc. which finances insurance premiums generated by affiliated or non-affiliated customers. No single customer accounts for a significant amount of the revenues of either reportable segment. The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note A.

       Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment (in thousands.)  Certain passive activities of First Financial are also included in the "Other" column.

Three months ended March 31, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,950	$67	$20	$32,037
Interest expense	12,189	19	220	12,428
Net interest income	19,761	48	(200)	19,609
Provision for loan losses	1,825			1,825
Other income	4,367	17	590	4,974
Commissions on insurance and
other agency income	83	5,368		5,451
Non-interest expenses	13,677	3,506	1,026	18,209
Amortization of intangibles		96		96
Income tax expense	3,104	638	(228)	3,514

Net income	$5,605	$1,193	$(408)	$6,390

Six months ended March 31, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$63,669	$68	$60	$63,797
Interest expense	24,621	19	409	25,049
Net interest income	39,048	49	(349)	38,748
Provision for loan losses	3,250			3,250
Other income	9,273	31	1,027	10,331
Commissions on insurance and
other agency income	197	8,362		8,559
Non-interest expenses	28,064	6,164	1,890	36,118
Amortization of intangibles		192		192
Income tax expense	6,140	730	(436)	6,434

Net income	$11,064	$1,356	$(776)	$11,644

March 31, 2004
Total assets	$2,398,863	$35,536	$21,217	$2,455,616
Loans	$1,804,966	$2,002		$1,806,968
Deposits	$1,476,660	$	$(6,265)	$1,470,395

Three months ended March 31, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$33,801	$(6)	$39	$33,834
Interest expense	13,905	4	235	14,144
Net interest income	19,896	(10)	(196)	19,690
Provision for loan losses	1,650			1,650
Other income	5,770	8	568	6,346
Commissions on insurance and
other agency income	108	4,034		4,142
Non-interest expenses	13,836	2,580	806	17,222
Amortization of intangibles		109		109
Income tax expense	3,699	485	(156)	4,028

Net income	$6,589	$858	$(278)	$7,169

Six months ended March 31, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$69,684	$(13)	$81	$69,752
Interest expense	29,192	5	480	29,677
Net interest income	40,492	(18)	(399)	40,075
Provision for loan losses	3,135			3,135
Other income	11,989	17	909	12,915
Commissions on insurance and
other agency income	201	6,577		6,778
Non-interest expenses	28,485	4,820	1,518	34,823
Amortization of intangibles		180		180
Income tax expense	7,541	570	(358)	7,753

Net income	$13,521	$1,006	$(650)	$13,877

March 31, 2003
Total assets	$2,188,104	$21,482	$4,519	$2,214,105
Loans	$1,830,061			$1,830,061
Deposits	$1,449,169		$(2,752)	$1,446,417

M. GUARANTEES

       Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 was $3.3 million.

N. DEBT ASSOCIATED WITH TRUST PREFERRED SECURITIES

       On March 19, 2004, First Financial Capital Trust I ("the Capital Trust I"), a wholly owned subsidiary of the Company, issued and sold $45 million aggregate liquidation amount of 7.0% capital securities, Series A (liquidation amount $1,000 per capital security) of the Capital Trust I, referred to as the capital securities.

       The Capital Trust I is a statutory business trust created for the purposes of issuing and selling the capital securities; using the proceeds from the sale of the capital securities and common securities to acquire junior subordinated deferrable interest debt securities, referred to as the junior subordinated debt securities, issued by the Company; and engaging in only those other activities necessary, advisable or incidental to the above. The junior subordinated debt securities will be the sole assets of the Capital Trust I, and payments under the junior subordinated debt securities will be the sole revenues of the Trust. The Company owns all of the common securities of the Trust. The Company's obligations under the junior subordinated debt securities are unsecured and subordinated to payment of the senior and subordinated debt.

       Distributions will be payable quarterly in arrears beginning on July 7, 2004, and upon redemption, at a fixed annual rate equal to 7% of the aggregate liquidation amount of the capital securities. The Company has the right, subject to events of default relating to the junior subordinated debt securities, to defer interest payments on the junior subordinated debt securities for up to 20 consecutive quarterly periods. All such extensions will end on an interest payment date and will not extend beyond April 6, 2034, the stated maturity date of the junior subordinated debt securities, or beyond any optional redemption date or special event redemption date.

       The Company may redeem all or part of the junior subordinated debt securities at any time on or after April 7, 2009. In addition, the junior subordinated debt securities my be redeemed in whole but not in part, at any time prior to April 7, 2009 if certain tax events occur; there is a change in the way the capital securities would be treated for regulatory capital purposes; and there is a change in the Investment Company Act of 1940, that requires the Trust to register under that law.

       All of the proceeds from the sale by the Trust of its capital securities and common securities were invested by the Trust in the junior subordinated debt securities which the Company will utilize to pay off a $24.1 million line of credit with another bank. The remainder of the net proceeds were retained for working capital and other corporate purposes, which may include stock repurchases and potential acquisitions, as well as contributions to First Federal to support its future growth.

O. COMMITMENTS AND CONTINGENCIES

       The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

P. SUBSEQUENT EVENTS

       On April 30, 2004, the Company purchased the Summit Corporate Center, which is the current location of the Company's corporate operations offices. The purchase price amounted to $16.2 million and the property consisted of a one-story building that is currently occupied by the Company and an adjacent four-story building. The buildings consist of approximately 140,000 square feet of office space and 578 parking spaces on 8.08 acres. At March 31, 2004, approximately 40% of the square footage is occupied by the Company, 9% was vacant and 51% was occupied by other tenants.

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

OVERVIEW

       First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"). Insurance agency operations are conducted under other First Financial subsidiaries, First Southeast Insurance Services, Inc. ("FSIns.") and Kimbrell Insurance Group, Inc. ("KIns."). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer.

       First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size. First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, five in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (2), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (13), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

       The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through its own subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance, premium financing, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and certain passive investment activities.

SECOND QUARTER HIGHLIGHTS

       Net income for the quarter ended March 31, 2004 decreased 10.9% to $6.4 million from net income of $7.2 million in the comparable quarter in fiscal 2003. Basic earnings per common share decreased 7.3% to $.51 per common share for the current quarter compared to the March 2003 quarter. On a diluted basis, earnings per common share decreased to $.50 from $.54 in the comparable period.

       Net income during the March 31, 2004 quarter decreased as a result of several factors. First, on a comparative basis, the net gain recorded on the sale of loans significantly decreased by $1.8 million in the March quarter as compared with the net gain recorded during the March 2003 quarter. Second, gains on sale of investment and mortgage-backed securities increased $98 thousand. Thirdly, insurance revenues increased $1.3 million compared to the March 2003 quarter. This increase in insurance revenues was a result of growth from existing operations of $482 thousand or 12.5% and revenues from recent acquisitions of $827 thousand. Operating costs increased $974 thousand, or less than 6%, during the current quarter while other income, excluding net interest income, gains on sales and insurance revenues mentioned above increased by $336 thousand, or 11.4%, over the quarter ended March 31, 2003.

       The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

       On a comparative basis, net interest income declined by less than 1% between the quarters ended March 31, 2004 and March 31, 2003. The Company's net interest margin in March 2004 quarter declined to 3.41% compared with 3.80% during the quarter ended March 31, 2003. With much lower market interest rates, the Company has replaced the decline in loan balances with growth in lower yielding mortgage-backed securities and other investments, which have contributed to lower average net interest margins. As a result of the Company's record fixed-rate residential loan originations during fiscal 2003 and subsequent sales of agency-qualifying loans, the Company experienced a decline in the amount of real estate loans in its loan portfolio from levels one year ago. The second quarter's net interest margin was also lower than the net interest margin of 3.44% in the most recent quarter ended December 2003. The Company's net loan balances were stable between December 31, 2003 and March 31, 2004; however the Company's purchases of mortgage-backed securities while contributing to higher average earning asset growth for the quarter also resulted in lower average net interest margins.

       During the second quarter of fiscal 2004, demand for new commitments related to residential lending was substantially lower and pricing in the markets has become more competitive, which has reduced gains on sales to $744 thousand from $2.6 million during the quarter ended March 31, 2003. Our 2004 forecast for total single-family mortgage lending is $410 million, or approximately 43% of fiscal 2003 volumes.

       The Company strives toward maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries.

       One of the Company's goals continues to be expansion of non-interest revenues with this goal being achieved by an emphasis over the past several years in acquiring additional insurance agencies. Another focus has been to add business and consumer households through the opening of primary account relationships so that additional products and services may be generated. The Company believes an emphasis on quality staffing, local decision-making authority and a strong culture of sales and service excellence will be necessary to achieve future success.

CRITICAL ACCOUNTING POLICIES

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

       For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2004, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $99.3 million. Unused business, personal and credit card lines, which totaled $262.2 million at March 31, 2004, are generally for short-term borrowings.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note I in the Notes to Consolidated Financial Statements.

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

       The components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Three months ended March 31,

	2004	2003

Interest Cost	$30	$32
Amortization of transition obligation	25	23

	$55	$55

       The components of net periodic benefit costs for the six months ended March 31, 2004 and 2003 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Six months ended March 31,

	2004	2003

Interest Cost	$60	$64
Amortization of transition obligation	50	46

	$110	$110

       The Company previously disclosed in its financial statements for the year ended September 30, 2003, that it expected to contribute $218 thousand to its postretirement benefit plan in fiscal year 2004. As of March 31, 2004, $110 thousand of contributions has been made. The Company presently does not anticipate any change in contributions to fund postretirement plan obligations in fiscal 2004.

       On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. As permitted by FASB Staff Position No. 106-1, First Financial has chosen to defer recognizing the effects of the Act on its postretirement health and life plans until authoritative guidance is issued on the accounting for the federal subsidy. Accordingly, the company's measures of the accumulated projected benefit obligation and net periodic retirement benefit cost do not reflect the effects of the Act. Authoritative guidance on the accounting for the federal subsidy is pending. When issued, that guidance could require the company to change previously reported information.

BALANCE SHEET ANALYSIS

       Total assets of First Financial increased $132.7 million, or 5.7%, during the six months ended March 31, 2004. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at March 31, 2004 and September 30, 2003:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,

	2004	2003

	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$91,055	$85,523	$5,532	6.47%
Investments available for sale, at fair value	36,857	13,787	23,070	167.33
Investment in capital stock of FHLB, at cost	35,200	29,900	5,300	17.73
Loans receivable, net of allowance of $14,725 and $14,957	1,800,658	1,781,881	18,777	1.05
Loans held for sale	6,310	20,051	(13,741)	(68.53)
Mortgage-backed securities available for sale, at fair value	386,595	303,470	83,125	27.39
Intangible assets	22,301	16,351	5,950	36.39
Other assets	76,640	71,919	4,721	6.56

Total assets	$2,455,616	$2,322,882	$132,734	5.71%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,470,395	$1,481,651	$(11,256)	(0.76)%
Advances from Federal Home Loan Bank	689,000	598,000	91,000	15.22
Other short-term borrowings	36,161	24,075	12,086	50.20
Long-term debt	46,392		46,392	100.00
Other liabilities	43,836	56,150	(12,314)	(21.93)

Total liabilities	2,285,784	2,159,876	125,908	5.83%

Stockholders' equity	169,832	163,006	6,826	4.19

Total liabilities and stockholders' equity	$2,455,616	$2,322,882	$132,734	5.71%

Investment Securities and Mortgage-backed Securities

       Investments available for sale increased $23.1 million during the six months ended March 31, 2004 from net proceeds of the Company's issuance of debt securities.

       Investments in mortgage-backed securities increased in the first half of fiscal 2004 as a result of efforts by the Company to increase earning assets and provide additional gross interest income to offset the effects of lower loan originations. Purchases of mortgage-backed securities totaled $167.8 million during the six months ended March 31, 2004. These purchases were of highly rated securities with average durations of 2.5 to 5 years. Sales of mortgage-backed securities totaled $41.5 million and repayments totaled $54.0 million. The Company has presently funded this net growth with short-term borrowings.

Loans Receivable

       Net loans receivable increased only slightly during the six months ended March 31, 2004.  As a result of historically low interest rates, consumers continue to prefer fixed-rate residential loan products, resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. Loans held for sale decreased dramatically as a result of lower originations from refinance activity in the six months ended March 31, 2004 as compared with the production levels at the end of fiscal 2003.

       The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31,	September 30,	March 31,

	2004	2003	2003

Real estate - residential mortgages (1-4 family)	$1,040,623	$1,104,578	$1,106,259
Real estate - residential construction	68,216	35,518	53,240
Commercial secured by real estate including multi-family	212,415	210,315	202,145
Commercial financial and agricultural	52,234	43,621	41,802
Land	87,722	87,844	91,811
Home equity loans	169,296	154,787	161,339
Mobile home loans	137,718	129,934	122,039
Credit cards	11,768	11,601	11,512
Other consumer loans	81,231	81,000	84,035

Total gross loans	1,861,223	1,859,198	1,874,182

Less:
Allowance for loan losses	14,725	14,957	15,457
Loans in process	39,740	42,448	29,032
Deferred loan fees and discounts on loans	(210)	(139)	(368)

	54,255	57,266	44,121

Total	$1,806,968	$1,801,932	$1,830,061

       The Company's focus in past months has been to sell newly originated agency-qualifying fixed rate loans into the secondary market. As a result of record low interest rates and a long period of refinance activity, residential loan balances have not exhibited growth. To offset this decline in residential real estate loans the Company has increased emphasis on the origination of commercial business and consumer loans.

Asset Quality

       The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31,	September 30,	March 31,

	2004	2003	2003

Non-accrual loans	$9,553	$9,852	$11,206
Loans 90 days or more delinquent (1)	71	24	22
Renegotiated loans	289	295	300
Real estate and other assets acquired in settlement of loans	3,949	4,009	3,539

Total	$13,862	$14,180	$15,067

As a percent of net loans and real estate owned	0.77%	0.79%	0.82%
As a percent of total assets	0.56%	0.61%	0.68%
(1) The Company continues to accrue interest on these loans.

       Problem assets decreased $318 thousand during the six months ended March 31, 2004 from September 30, 2003. The majority of the decrease was in non-accrual loans with a decrease of $299 thousand. The decrease in non-accrual loans was principally related to decreases in delinquent commercial business, auto, mobile homes and other consumer loans offset by increases in delinquent residential, land and home equity loans.

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

       Following is a summary of the reserve for loan losses (in thousands):

	At and for the six months
	ended March 31,

	2004	2003

Balance at beginning of year	$14,957	$15,824
Provision charged to operations	3,250	3,135
Recoveries of loans previously charged-off	307	223
Loan losses charged to reserves	(3,789)	(3,725)

Balance at end of period	$14,725	$15,457

       Net charge-offs for the six months ended March 31, 2004 and March 31, 2003 totaled $3.5 million, respectively. Consumer net charge-offs totaled $2.6 million in the current six months compared to $2.3 million in the comparable six months in fiscal 2003. Real Estate (residential and commercial) and commercial business loan net charge-offs decreased to $481 thousand and $369 thousand, respectively, in the current six months, compared to $705 thousand and $479 thousand, respectively, in the six months ended March 31, 2003. Annualized net charge-offs as a percentage of average net loans increased by 2 basis points to .39% for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 and increased from .35% to .39% for the quarter ended March 31, 2004.

       Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than single-family real estate loans but are shorter in duration and have less interest rate risk. These loans represent approximately 20% of the gross loan portfolio.

       The Company's impaired loans totaled $1.2 million at March 31, 2004, $1.7 million at September 30, 2003 and $2.9 million at March 31, 2003. The decrease in impaired loans for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 was due mainly to a reduction in the commercial business loans.

Deposits and Borrowings

       First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2004		September 30, 2003		March 31, 2003

	Balance	% of Total	Balance	%of Total	Balance	% of Total

Checking accounts	$418,670	28.47%	$398,491	26.90%	$355,962	24.61%
Statement and other accounts	159,143	10.82	150,707	10.17	139,600	9.65
Money market accounts	246,826	16.79	278,982	18.83	290,519	20.09
Certificate accounts	645,756	43.92	653,471	44.10	660,336	45.65

Total deposits	$1,470,395	100.00%	$1,481,651	100.00%	$1,446,417	100.00%

Deposits decreased $11.3 million during the six months ended March 31, 2004, principally as a result of decreases in money market accounts and certificate accounts with offsets from increases in checking accounts, statement savings and other accounts. Included in the increase in checking accounts for the six months ended March 31, 2004 is the net effect of a $17.7 million decrease in the account balances maintained for investors in the servicing of loans previously sold in the secondary market. As the refinancing of loans has slowed during the past six months, funds due to investors have decreased accordingly. Also, as a result of lower loan volumes, the Company has increased its investment in mortgage-backed securities and investment securities resulting in increases in FHLB advances of $91 million and other short-term borrowings of $12.1 million during the first six months of fiscal 2004. Long-term debt increased by $46.4 million as a result of the issuance of capital securities.

Stockholders' Equity

       The Company's capital ratio, total capital to total assets, was 6.92% at March 31, 2004, compared to 7.02% at September 30, 2003. During the six months, the Company increased its dividend to stockholders to $.44 compared with $.38 per share in the first six months of fiscal 2003. During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock. This plan has subsequently been extended until November 30, 2004. During the first six months of fiscal 2004 the Company purchased approximately 77 thousand shares under this program at a cost of $2.3 million, with approximately 430 thousand shares remaining in the plan to be acquired.

Regulatory Capital

       Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2004, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

       The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2004 (amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy Purposes		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2004:
Tangible capital (to Total Assets)	$ 161,796	6.75%	$ 35,929	1.50%
Core capital (to Total Assets)	161,796	6.75	95,810	4.00	$ 119,763	5.00%
Tier I capital (to Risk-based Assets)	161,796	10.41			92,062	6.00
Risk-based capital (to Risk-based Assets)	174,465	11.37	122,749	8.00	153,436	10.00

       For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2003.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

       The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

       The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2004 (in thousands).

	At March 31, 2004

	Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$354,188	$162,672	$48,761	$74,087	$6,048	$645,756
Borrowings	440,161	110,000	25,000	25,000	171,392	771,553
Operating leases	848	705	576	622	207	2,958
Purchase Obligations	16,200					16,200

Total contractual obligations	$811,397	$273,377	$74,337	$99,709	$177,647	$1,436,467

       The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at

March 31, 2004, estimates that an additional $151 million of funding is available. At March 31, 2004, the Association has approximately $219 million of unpledged investments and mortgage-backed securities available for sale. At March 31, 2004, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $21.2 million is available from the "Discount Window". All of the above liquidity sources excluding cash and cash equivalents give the Association approximately $391 million capacity to meet future funding demands. These investments are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.

       The purchase of the Summit Corporate Center for $16.2 million (See Subsequent Events under Note Q) instead of leasing will reduce capital ratios initially but will provide improvement through operations in future years. The Company's GAAP capital to assets ratio would be reduced slightly to 6.87% from 6.92% at March 31, 2004. The Company has no regulatory capital requirements, as those are calculated at the thrift level.

       During the current six months the Company experienced a net cash outflow from investing activities of $130.2 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $209.2 million offset by repayments of mortgage-backed securities and proceeds from sales and maturities of mortgage-backed securities and investments of $113.8 million, a net increase of $23.2 million in loan growth and net purchases of FHLB stock of $5.3 million. The Company experienced cash inflows of $7.5 million and $128.2 million from operating activities and financing activities, respectively. Financing activities consisted principally of increases of $91 million in FHLB advances, securities sold under agreements to repurchase of $34.7 million, long-term debt of $46.2 million and proceeds from exercise of stock options of $1.9 million offset by decreases in deposits of $11.3 million, advances by borrowers for taxes and insurance of $2.3 million, dividends paid of $5.5 million,and purchase of treasury stock of $2.8 million during the first six months of the 2004 fiscal year. Other short-term borrowings were reduced by pay-off of line of credit from proceeds of sale of trust preferred securities.

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

       First Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2003.

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

       The following table is a summary of the Company's one year dynamic gap at March 31, 2004 (amounts in thousands):

March 31, 2004

Interest-earning assets maturing or repricing within one year	$1,006,633
Interest-bearing liabilities maturing or repricing within one year	1,160,362

Cumulative gap	$(153,729)

Gap as a percent of total assets	(6.26)%

       Based on the Company's March 31, 2004 dynamic gap position, which considers expected prepayments of loans, in a one-year time period $1.01 billion in interest-earning assets will reprice and approximately $1.16 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $153.7 million, or 6.26% of assets. The Company's one year dynamic gap position at March 31, 2003 was a positive $237.1 million, or 10.71% of assets. At the quarter ended December 31, 2003, the dynamic gap was a negative $167.8 million or 6.89% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale and the shortening of recent liability funding.

       A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS

QUARTERS ENDING MARCH 31, 2004 AND 2003

       The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended March 31, 2004 and 2003:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$27,743	$31,706	$(3,963)	(12.50)%
Interest on mortgage-backed securities	3,864	1,716	2,148	125.17
Interest and dividends on investments	413	382	31	8.12
Other	17	30	(13)	(43.33)

Total interest income	32,037	33,834	(1,797)	(5.31)

INTEREST EXPENSE
Interest on deposits	5,506	7,134	(1,628)	(22.82)
Interest on borrowed money	6,922	7,010	(88)	(1.26)

Total interest expense	12,428	14,144	(1,716)	(12.13)

NET INTEREST INCOME	19,609	19,690	(81)	(0.41)
Provision for loan losses	1,825	1,650	175	10.61

Net interest income after provision for loan losses	17,784	18,040	(256)	(1.42)

OTHER INCOME
Net gain on sale of loans	744	2,550	(1,806)	(70.82)
Net gain on sale of investment and
mortgage-backed securities	958	860	98	11.40
Brokerage fees	650	629	21	3.34
Commissions on insurance	5,021	3,885	1,136	29.24
Other agency income	430	257	173	67.32
Service charges and fees on deposit accounts	2,833	2,506	327	13.05
Loan servicing operations, net	(1,150)	(1,067)	(83)	7.78
Real estate operations, net	(274)	(201)	(73)	36.32
Other	1,213	1,069	144	13.47

Total other income	10,425	10,488	(63)	(0.60)

NON-INTEREST EXPENSE
Salaries and employee benefits	11,238	10,891	347	3.19
Occupancy costs	1,357	1,263	94	7.44
Marketing	391	386	5	1.30
Depreciation, amortization, rental and
maintenance of equipment	1,331	1,329	2	0.15
FDIC insurance premiums	59	64	(5)	(7.81)
Other	3,929	3,398	531	15.63

Total non-interest expense	18,305	17,331	974	5.62

Income before income taxes	9,904	11,197	(1,293)	(11.55)
Income tax expense	3,514	4,028	(514)	(12.76)

NET INCOME	$6,390	$7,169	$(779)	(10.87)%

NET INCOME PER COMMON SHARE BASIC	$0.51	$0.55	$(0.04)	(7.27)%

NET INCOME PER COMMON SHARE DILUTED	$0.50	$0.54	$(0.04)	(7.41)%

Net Interest Income

       With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities. Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets. The gross interest margin decreased from 3.69% during the quarter ended March 31, 2003 to 3.32% during the quarter ended March 31, 2004. The net interest margin decreased to 3.41% from 3.80% in the prior year's quarter. The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets. Partially offsetting the decline in the Company's net yield on earning assets, average earning assets increased by $229.9 million in the March 2004 quarter compared to the March 2003 quarter as a result of purchasing lower yielding investments. The majority of the purchases of lower yielding investments have been in the form of mortgage-backed securities as loan originations slowed.

       Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 58 basis points when comparing the two periods. The average yield on interest-earning assets decreased 95 basis points when comparing these same two periods. If interest rates remain at their current levels, the Company expects that its average yields on earning assets will continue to decline in future quarters as adjustable loans reprice to lower indices.

       The following table summarizes rates, yields and average earning asset and interest bearing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended March 31,

	2004		2003

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,821,411	6.11%	$1,866,985	6.79%
Mortgage-backed securities	417,774	3.70	155,146	4.41
Investments and other interest-earning assets	64,046	2.83	51,231	3.26

Total interest-earning assets	$2,303,231	5.58%	$2,073,362	6.53%

Deposits	$1,452,890	1.54%	$1,440,017	2.01%
Borrowings	809,880	3.55	578,765	4.92

Total interest-bearing liabilities	$2,262,770	2.26%	$2,018,782	2.84%

Gross interest margin		3.32%		3.69%
Net interest margin		3.41%		3.80%

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended March 31,
	2004 versus 2003

	Volume	Rate	Total

Interest income:
Loans	$(774)	$(3,189)	$(3,963)
Mortgage-backed securities	2,463	(315)	2,148
Investments and other interest-earning assets	118	(100)	18

Total interest income	1,807	(3,604)	(1,797)

Interest expense:
Deposits	64	(1,692)	(1,628)
Borrowings	2,248	(2,336)	(88)

Total interest expense	2,312	(4,028)	(1,716)

Net interest income	$(505)	$424	$(81)

       With market interest rates at the lowest levels in many years, further declines would likely be expected to adversely affect the Company's net interest margin. However, as the economy expands, it is anticipated that short-term rates will move upward. Core deposits may have already priced to potential floor levels, making it unlikely that the Company will have the ability to adjust core deposit accounts to compensate for possible future declines in earning asset yields. In a stable to a declining rate environment, the Company expects that adjustable rate loans will gradually continue to reprice lower in reaction to declining values of market indices to which they are tied. In a rising rate environment, loans may adjust less rapidly than the Company's funding sources, which could adversely affect the Company's net interest margin. The Company's issuance of long-term debt associated with trust preferred securities will reduce the Company's net interest margin.

       The net interest margin for the quarters ended December 31, 2003 and March 31, 2004 declined by 30 and 3 basis points. Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investments and mortgage-backed securities and the need to reinvest those funds at current market interest rates.

Provision for Loan Losses

       The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The higher provision for loan losses was attributable to higher charge-offs and higher growth in consumer loans. Net charge-offs totaled $1.9 million for the quarters ended March 31, 2004 and 2003. Problem assets were $13.9 million at March 31, 2004 compared to $15.1 at March 31, 2003. Total loan loss reserves as of March 31, 2004 were $14.7 million, or .81% of the total net loan portfolio compared with $15.5 million, or .84% of the total net loan portfolio at March 31, 2003.

Other Income/Non-Interest Expenses

       The decrease in gains on sales of loans in the current quarter is directly attributable to the decreased originations of fixed-rate mortgages and the decrease in mortgage refinances resulting from mortgage loan interest rates stabilizing and slightly increasing from the levels reached during the March 2003 quarter. Excluding the net gain on loan sales from revenues, $744 thousand and $2.6 million for the quarters ended March 31, 2004 and 2003, respectively, the Company's other income increased $1.7 million or 22.0%. $1.3 million of this increase was attributable to increased insurance revenues from the addition of the operations of the Kimbrell Insurance Group as well as increases from growth in insurance revenues from existing operations. Included in insurance revenues during the quarters ended March 31, 2004 and 2003, are annual contingent-based insurance revenues of $1.5 million and $1.3 million respectively. As a direct result of lower interest rates at March 31, 2004 as compared with one quarter ago and estimates of higher future prepayment speeds, valuations of the Company's originated mortgage servicing asset declined at quarter-end, resulting in a $1.4 million addition to an impairment reserve. On a comparable basis, during the quarter ended March 31, 2003, the Company incurred a similar impairment charge of $1.3 million. Gains from sales of securities increased to $958 thousand in the quarter ended March 31, 2004 from $860 thousand in the comparable quarter ended March 31, 2003.

       Total non-interest expenses increased by 5.6%, or $974 thousand, during the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003. Expense growth was partially attributable to $347 thousand in higher salary and benefit costs related to the addition of the Kimbrell Insurance Group, normal annual merit increases and staffing for the January opening of the Company's 46th branch, the Wal-Mart in-store branch location in North Myrtle Beach, South Carolina. Other expenses also increased by $531 thousand during the quarter ended march 31, 2004 compared to the same quarter in fiscal 2003 as a result of additional insurance operations acquired and growth in costs associated with branch expansion.

Income Tax Expense

       The Company's effective tax rate for the second quarter of fiscal 2004 and 2003 approximated 35.5% and 36%, respectively.

COMPARISON OF OPERATING RESULTS

SIX MONTHS ENDING MARCH 31, 2004 AND 2003

       The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the six months ended March 31, 2004 and 2003:

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$55,951	$65,527	$(9,576)	(14.61)%
Interest on mortgage-backed securities	6,972	3,329	3,643	109.43
Interest and dividends on investments	840	823	17	2.07
Other	34	73	(39)	(53.42)

Total interest income	63,797	69,752	(5,955)	(8.54)

INTEREST EXPENSE
Interest on deposits	11,265	15,216	(3,951)	(25.97)
Interest on borrowed money	13,784	14,461	(677)	(4.68)

Total interest expense	25,049	29,677	(4,628)	(15.59)

NET INTEREST INCOME	38,748	40,075	(1,327)	(3.31)
Provision for loan losses	3,250	3,135	115	3.67

Net interest income after provision for loan losses	35,498	36,940	(1,442)	(3.90)

OTHER INCOME
Net gain on sale of loans	954	4,562	(3,608)	(79.09)
Net gain on sale of investment and
mortgage-backed securities	1,394	1,186	208	17.54
Brokerage fees	1,144	1,024	120	11.72
Commissions on insurance	7,867	6,269	1,598	25.49
Other agency income	692	509	183	35.95
Service charges and fees on deposit accounts	5,590	5,183	407	7.85
Loan servicing operations, net	(735)	(996)	261	(26.20)
Real estate operations, net	(459)	(358)	(101)	28.21
Other	2,443	2,314	129	5.57

Total other income	18,890	19,693	(803)	(4.08)

NON-INTEREST EXPENSE
Salaries and employee benefits	22,539	21,994	545	2.48
Occupancy costs	2,639	2,587	52	2.01
Marketing	741	800	(59)	(7.38)
Depreciation, amortization, rental and
maintenance of equipment	2,763	2,705	58	2.14
FDIC insurance premiums	116	126	(10)	(7.94)
Other	7,512	6,791	721	10.62

Total non-interest expense	36,310	35,003	1,307	3.73

Income before income taxes	18,078	21,630	(3,552)	(16.42)
Income tax expense	6,434	7,753	(1,319)	(17.01)

NET INCOME	$11,644	$13,877	$(2,233)	(16.09)%

NET INCOME PER COMMON SHARE BASIC	$0.93	$1.06	$(0.13)	(12.26)%

NET INCOME PER COMMON SHARE DILUTED	$0.90	$1.04	$(0.14)	(13.46)%

Net Interest Income

       With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities. Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets. The gross interest margin decreased from 3.72% during the six months ended March 31, 2003 to 3.35% during the six months ended March 31, 2004. The net yield on earning assets decreased to 3.42% from 3.83% in the prior six months. The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets. The Company also continues to have an active common stock repurchase program, which has reduced average earning assets. Partially offsetting the decline in the Company's net yield on earning assets, average earning assets increased by $168.1 million in the six months ended March 2004 compared to the prior six months.

       Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 64 basis points when comparing the two periods. The average yield on interest-earning assets decreased 101 basis points when comparing these same two periods.

       The following table summarizes rates, yields and average earning asset and interest bearing liability balances for the respective quarters (amounts in thousands):

	Six Months Ended March 31,

	2004		2003

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,816,808	6.17%	$1,894,641	6.92%
Mortgage-backed securities	381,677	3.66	148,609	4.48
Investments and other interest-earning assets	64,483	2.89	51,666	3.48

Total interest-earning assets	$2,262,968	5.65%	$2,094,916	6.66%

Deposits	$1,462,103	1.55%	$1,442,006	2.12%
Borrowings	752,823	3.77	584,892	4.96

Total interest-bearing liabilities	$2,214,926	2.30%	$2,026,898	2.94%

Gross interest margin		3.35%		3.72%
Net interest margin		3.42%		3.83%

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Six Months Ended March 31,
	2004 versus 2003

	Volume	Rate	Total

Interest income:
Loans	$(2,628)	$(6,948)	$(9,576)
Mortgage-backed securities	4,360	(717)	3,643
Investments and other interest-earning assets	208	(230)	(22)

Total interest income	1,940	(7,895)	(5,955)

Interest expense:
Deposits	211	(4,162)	(3,951)
Borrowings	3,417	(4,094)	(677)

Total interest expense	3,628	(8,256)	(4,628)

Net interest income	$(1,688)	$361	$(1,327)

Provision for Loan Losses

       The provision for loan losses was $3.3 million in the first six months of 2004 compared with $3.1 million in the first six months of fiscal 2003. The slightly higher provision for loan losses was principally attributable to higher recent loss rates and to growth in consumer loans. Net charge-offs for the six months ended March 31, 2004 and March 31, 2003 totaled $3.5 million, respectively.

Other Income/Non-Interest Expenses

       The decrease in gains on sales of loans for the six months ended March 31, 2004 is directly attributable to the decreased originations of fixed-rate agency qualifying mortgages and the decrease in mortgage refinances resulting from mortgage loan interest rates stabilizing and slightly increasing from the levels reached during the first six months of fiscal 2003. Commissions on insurance and other agency income increased $1.8 million, or 26.3%, for the six months ended March 31, 2004 compared to the same period ended March 31, 2003 principally as a result of the recent acquisition of the Kimbrell Insurance Companies in January 2004. As a direct result of lower interest rates at March 31, 2004 as compared with six months ago and estimates of higher future prepayment speeds, valuations of the Company's originated mortgage servicing asset declined at quarter-end, resulting in a $1.4 million addition to an impairment reserve. The Company has continued its efforts to become more efficient in its operations and as a result, full-time equivalent employees were approximately 748 at March 31, 2004 as compared to 767 at September 30, 2003. The 748 employees at March 31, 2004 excludes approximately 36 full-time equivalent employees from the Kimbrell Insurance Group that was purchased in January 2004. The Company has reduced the number of loan processing service units and personnel in light of slower residential mortgage originations.

       Total non-interest expenses increased by 3.7%, or $1.3 million, during the six months ended March 31, 2004 compared with the comparable six months ended March 31, 2003. Expense growth was partially attributable to higher salary and benefit costs related to the addition of the Kimbrell Insurance Group, normal annual merit increases and staffing for the January opening of the Company's 46th branch, the Wal-Mart in-store branch location in North Myrtle Beach, South Carolina. Other expenses also increased by $721 thousand, or 10.6%, during the six months ended March 31, 2004 compared to the same six months in fiscal 2003 as a result of additional insurance operations acquired in January 2004 and growth in costs associated with existing insurance operations. $531 thousand of this increase in other expenses was attributable to the quarter ended March 31, 2004.

Income Tax Expense

       During the first six months of fiscal 2004 and 2003 the Company's effective tax rate approximated 35.6% and 35.8%, respectively.

IMPACT OF REGULATORY AND ACCOUNTING ISSUES

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities

       Effective July 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficical interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with the revised rules of FIN 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at March 31, 2004. The trust subsidiary was formed to raise capital by issuing preferred securities to institutional investors. The Company owns 100% of the junior subordinated debt of the capital trust. This transaction increased the Company's long-term debt by $46.4 million, decreased debt associated with a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Cost associated with the debt amounted to $1.4 million. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Application of Accounting Principles to Loan Commitments

       In March 2004, Staff Accounting Bulletin ("SAB 105"), Application of Accounting Principles to Loan Commitments, was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair value. SAB 105 provides specific guidance on the inputs to a valuation-recognition model to measure commitments accounted for at the fair value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. The SAB requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding an expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.

       The adoption of SAB 105 is required for new commitments for loans held for sale entered into on or after April 1, 2004. The Company currently recognizes a servicing value at the time the commitment is made. By delaying recognition of the servicing value until the loan is closed, the Company believes that the change will materially reduce gains associated with loan sales during the initial quarter adopted. Future quarters will not be affected to this extent.

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

       As of March 31, 2004, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

       An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the second quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       On May 21, 2003 an order was received from the South Carolina Supreme Court transferring jurisdiction of the appeal from the South Carolina Court of Appeals to the South Carolina Supreme Court. Oral arguments before the South Carolina Supreme Court were made on October 22, 2003. On April 26, 2004, the South Carolina Supreme Court published their opinion finding in favor of Peoples Federal. The Court upheld the conspiracy finding, upheld the punitive damages ($600,000) award to Peoples Federal from the conspiracy, reversed the assessments and attorney's fee award against Peoples Federal, and ruled Peoples Federal has developer's rights under the restrictions as amended. The Court remanded the case to the Special Referee to re-determine the actual damage award to Peoples Federal for the conspiracy. The plaintiffs will likely file petitions for rehearing or a motion to extend time for petition for rehearing.

Item 2 - Changes in Securities, Use of Proceeds and Issuer and Issuer Purchases of Equity Securities

       The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended March 31, 2004

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

1/1/2004 thru 1/31/2004	31,130	$ 29.79	31,000	465,700
2/1/2004 thru 2/29/2004	35,484	29.47	32,000	433,700
3/1/2004 thru 3/31/2004	5,644	29.68	4,000	429,700

	72,258	29.62	67,000

	For the Six Months Ended March 31, 2004

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2003 thru 10/31/2003	1,785	$ 31.42		506,700
11/01/2003 thru 11/30/2003	16,284	30.26	10,000	496,700
12/01/2003 thru 12/31/2003	2,266	32.33		496,700
1/1/2004 thru 1/31/2004	31,130	29.79	31,000	465,700
2/1/2004 thru 2/29/2004	35,484	29.47	32,000	433,700
3/1/2004 thru 3/31/2004	5,644	29.68	4,000	429,700

	92,593	29.84	77,000

       On May 27, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. On April 20, 2004, the Company announced that the Board of Directors recently had extended the expiration date from March 31, 2004 until November 30, 2004. The Company has purchased 220,300 shares under the current repurchase program.

       In addition to the repurchase program described above, the Company's employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended March 31, 2004, 5,258 shares were repurchased under these provisions.

Item 4 - Submission of Matters to a Vote of Security Holders

       At the 2004 First Financial Annual Meeting of Shareholders held January 29, 2004, there were 10,976,719 shares present in person or in proxy of the 12,549,221 shares of common stock entitled to vote at the Annual Meeting.

       Proposal I - Election of Directors. The shareholders elected Gary C. Banks, Jr., Paula Harper Bethea, and Paul G. Campbell, Jr. as directors of the Company for three year terms ending in 2007. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

	For	Withheld
Gary C. Banks, Jr.	10,440,566	536,152
Paula Harper Bethea	10,433,620	543,098
Paul G. Campbell, Jr.	10,657,264	319,455

       The continuing directors for the Company are: A. Thomas Hood, Thomas J. Johnson, James C. Murray, James L. Rowe, D. Kent Sharples and Henry M. Swink.

       Proposal II - Approval of the 2004 Outside Directors Stock Options-for-Fees Plan as adopted by the Board of Directors on September 25, 2003. The shareholders approved the ratification of the plan with the total votes as follows:

For	5,624,989
Against	1,520,020

       Proposal III - Approval of the 2004 Employee Stock Purchase Plan as adopted by the Board of Directors on September 25, 2003. The shareholders approved the ratification of the plan with the total votes as follows:

For	6,808,478
Against	327,120

Item 6 - Exhibits and Report on Form 8-K.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001.
3.8	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003
4	Indenture, dated September 10, 1992, with respect to the Registrant's 9.375% Senior Notes, due September 1, 2001	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
10.1	Acquisition Agreement dated as of December 9, 1991 by and among the Registrant, First Federal Savings and Loan Association of Charleston and Peoples Federal Savings and Loan Association of Conway	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-55067.
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit No.	Description of Exhibit	Location

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.8	1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 25, 1995.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.12	Investors Savings Bank of South Carolina, Inc. Incentive Stock Option Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 333-45033.
10.13	Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.14	Amendment to the 1994 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 26, 2000.
10.15	Amended Borrowing Agreement with Bankers Bank	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-for-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Reports on Form 8-K

       On March 24, 2004, the Company filed a Form 8-K announcing the press release, dated March 24, 2004, regarding the issuance of trust preferred securities.

       On April 20, 2004, the Company furnished a report on Form 8-K under item 9 announcing the earnings release dated April 20, 2004, which included selected financial data for the quarter ended March 31, 2004 and for other selected periods.

       On April 23, 2004, the Company furnished a report on Form 8-K under item 9 announcing the declaration of a regular quarterly cash dividend payable to record holders as of May 7, 2004.

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 12, 2004	By:	/s/ Susan E. Baham

Susan E. Baham
Senior Vice President
Chief Financial Officer and Principal
Accounting Officer