Form 10-Q
period 2004-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2004-08-16
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Class	Outstanding Shares at
Common Stock	July 30, 2004

$.01 Par Value	12,369,935

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I -- CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at June 30, 2004 and September 30, 2003

	Consolidated Statements of Income for the Three
	Months Ended June 30, 2004 and 2003	2

	Consolidated Statements of Income for the Nine
	Months Ended June 30, 2004 and 2003	3

	Consolidated Statements of Stockholders' Equity and
	Comprehensive Income at June 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows for the
	Nine months Ended June 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6-16

2.	Management's Discussion and Analysis of Financial	17-37
	Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk	37

4.	Controls and Procedures	38

PART II -- OTHER INFORMATION

Item
1.	Legal Proceedings	39

2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40

6.	Exhibits and Report on Form 8-K	41-42

SIGNATURES		43

EXHIBIT 31 -- CERTIFICATIONS		44-45

EXHIBIT 32 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER		46

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,

	2004	2003

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$94,386	$85,523
Investments available for sale, at fair value	30,951	13,787
Investment in capital stock of FHLB, at cost	37,600	29,900
Loans receivable, net of allowance of $14,780 and $14,957	1,805,170	1,781,881
Loans held for sale	7,292	20,051
Mortgage-backed securities available for sale, at fair value	361,409	303,470
Accrued interest receivable	9,045	8,823
Office properties and equipment, net	51,704	37,199
Real estate and other assets acquired in settlement of loans	4,325	4,009
Intangible assets	22,621	16,351
Other assets	27,369	21,888

Total assets	$2,451,872	$2,322,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,468,169	$1,481,651
Advances from Federal Home Loan Bank	722,000	598,000
Other short-term borrowings	1,103	24,075
Long-term debt	46,392
Advances by borrowers for taxes and insurance	5,333	5,904
Outstanding checks	17,525	21,719
Accounts payable and other liabilities	28,125	28,527

Total liabilities	2,288,647	2,159,876

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,051,576 and 15,870,130 shares at June 30, 2004
and September 30, 2003, respectively	161	159
Additional paid-in capital	43,775	41,106
Retained income, substantially restricted	186,183	176,111
Accumulated other comprehensive (loss) income, net of income taxes	(2,383)	672
Treasury stock at cost, 3,669,168 and 3,348,029 shares at June 30,
2004 and September 30, 2003, respectively	(64,511)	(55,042)

Total stockholders' equity	163,225	163,006

Total liabilities and stockholders' equity	$2,451,872	$2,322,882

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$27,386	$30,583
Interest on mortgage-backed securities	3,704	2,046
Interest and dividends on investments	436	344
Other	19	25

Total interest income	31,545	32,998

INTEREST EXPENSE
Interest on deposits	5,344	6,595
Interest on borrowed money	7,048	6,836

Total interest expense	12,392	13,431

NET INTEREST INCOME	19,153	19,567
Provision for loan losses	1,125	1,450

Net interest income after provision for loan losses	18,028	18,117

OTHER INCOME
Net gain on sale of loans	390	2,749
Net gain on sale of investment and mortgage-backed securities	659	523
Brokerage fees	635	432
Commissions on insurance	4,140	3,085
Other agency income	373	256
Service charges and fees on deposit accounts	2,931	2,680
Loan servicing operations, net	2,122	(1,303)
Real estate operations, net	(197)	(161)
Other	1,273	1,019

Total other income	12,326	9,280

NON-INTEREST EXPENSE
Salaries and employee benefits	11,302	10,770
Occupancy costs	1,261	1,314
Marketing	558	549
Depreciation, amortization, rental and maintenance of equipment	1,016	1,276
Prepayment penalties on FHLB advances	1,548
Other	4,117	3,389

Total non-interest expense	19,802	17,298

Income before income taxes	10,552	10,099
Income tax expense	3,850	3,614

NET INCOME	$6,702	$6,485

NET INCOME PER COMMON SHARE BASIC	$0.54	$0.51

NET INCOME PER COMMON SHARE DILUTED	$0.52	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$83,337	$96,110
Interest on mortgage-backed securities	10,676	5,375
Interest and dividends on investments	1,276	1,167
Other	53	98

Total interest income	95,342	102,750

INTEREST EXPENSE
Interest on deposits	16,609	21,811
Interest on borrowed money	20,832	21,297

Total interest expense	37,441	43,108

NET INTEREST INCOME	57,901	59,642
Provision for loan losses	4,375	4,585

Net interest income after provision for loan losses	53,526	55,057

OTHER INCOME
Net gain on sale of loans	1,344	7,311
Net gain on sale of investment and mortgage-backed securities	2,053	1,709
Brokerage fees	1,779	1,456
Commissions on insurance	12,007	9,354
Other agency income	1,065	765
Service charges and fees on deposit accounts	8,521	7,863
Loan servicing operations, net	1,387	(2,299)
Real estate operations, net	(656)	(519)
Other	3,716	3,333

Total other income	31,216	28,973

NON-INTEREST EXPENSE
Salaries and employee benefits	33,841	32,764
Occupancy costs	3,900	3,901
Marketing	1,299	1,349
Depreciation, amortization, rental and maintenance of equipment	3,779	3,981
Prepayment penalties on FHLB advances	1,548
Other	11,745	10,306

Total non-interest expense	56,112	52,301

Income before income taxes	28,630	31,729
Income tax expense	10,284	11,367

NET INCOME	$18,346	$20,362

NET INCOME PER COMMON SHARE BASIC	$1.46	$1.58

NET INCOME PER COMMON SHARE DILUTED	$1.42	$1.54

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income	Shares	Amount	Total

Balance at September 30, 2002	15,733	$ 157	$ 38,656	$ 158,680	$ 2,226	2,538	$ (34,071)	$ 165,648
Net income				20,362				20,362
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(945)			(945)

Total comprehensive income								19,417
Common stock issued pursuant
to stock option and
employee benefit plans	102	1	1,655					1,656
Cash dividends ($.57 per share)				(7,386)				(7,386)
Treasury stock purchased						685	(17,376)	(17,376)

Balance at June 30, 2003	15,835	$ 158	$ 40,311	$ 171,656	$ 1,281	3,223	$ (51,447)	$ 161,959

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (loss)	Shares	Amount	Total

Balance at September 30, 2003	15,870	$ 159	$ 41,106	$ 176,111	$ 672	3,348	$ (55,042)	$ 163,006
Net income				18,346				18,346
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(3,055)			(3,055)

Total comprehensive income								15,291
Common stock issued pursuant
to stock option and
employee benefit plans	182	2	2,669					2,671
Cash dividends ($.66 per share)				(8,274)				(8,274)
Treasury stock purchased						321	(9,469)	(9,469)

Balance at June 30, 2004	16,052	$ 161	$ 43,775	$ 186,183	$ (2,383)	3,669	$ (64,511)	$ 163,225

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	June 30,

	2004	2003

	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$18,346	$20,362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,498	3,057
Amortization of intangibles	289	270
Gain on sale of loans, net	(1,344)	(7,311)
Gain on sale of investments and mortgage-backed securities, net	(2,053)	(1,709)
(Gain) loss on sale of property and equipment, net	(133)	86
Gain on sale of real estate owned, net	(4)	(219)
Amortization of unearned discounts/premiums on investments, net	1,395	(279)
Impairment loss from write-down of customer list intangible	41
Prepayment penalties on FHLB advances	1,548
Increase (decrease) in deferred loan fees and discounts	(475)	(416)
Increase in receivables and other assets	(4,070)	(4,817)
Provision for loan losses	4,375	4,585
Write down of real estate acquired in settlement of loans	62	16
Proceeds from sales of loans held for sale	164,844	378,502
Impairment (recovery) loss from write-down of mortgage servicing rights	(241)	2,854
Origination of loans held for sale	(178,257)	(369,603)
Decrease in accounts payable and other liabilities	(2,690)	(4,415)

Net cash provided by operating activities	5,131	20,963

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	2,250	22,300
Proceeds from sales of investment securities available for sale	25,450
Net purchases of investment securities available for sale	(44,892)	(29,211)
(Purchase) redemption of FHLB stock, net	(7,700)	1,300
(Increase) decrease in loans, net	(29,067)	103,847
Repayments on mortgage-backed securities available for sale	78,606	66,102
Proceeds from sales of mortgage-backed securities available for sale	69,258	38,671
Purchase of mortgage-backed securities available for sale	(182,600)	(203,122)
Proceeds from the sales of real estate owned	1,504	2,314
Purchase of insurance subsidiaries	(6,562)
Net purchase of office properties and equipment	(17,870)	(5,680)

Net cash used in investing activities	(111,623)	(3,479)

FINANCING ACTIVITIES
Net (decrease) increase in checking, passbook and money market fund accounts	(3,176)	26,753
Net decrease in certificates of deposit	(10,306)	(4,100)
Net proceeds (repayments) of FHLB advances	124,000	(8,000)
Prepayment penalties on FHLB advances	(1,548)
Net increase in long-term borrowings	46,392
Costs associated with long-term debt	(1,392)
Decrease in other borrowed money	(22,972)	(137)
Decrease in advances by borrowers for taxes and insurance	(571)	(1,439)
Proceeds from the exercise of stock options	2,671	1,656
Dividends paid	(8,274)	(7,386)
Treasury stock purchased	(9,469)	(17,376)

Net cash provided by (used in) financing activities	115,355	(10,029)

Net increase in cash and cash equivalents	8,863	7,455
Cash and cash equivalents at beginning of period	85,523	87,884

Cash and cash equivalents at end of period	$94,386	$95,339

SUPPLEMENTAL CASH FLOW DATA
Interest	$39,478	$44,746
Income taxes	9,945	8,433
Significant non-cash investing and financing transactions:
Loans transferred to other real estate owned	1,878	3,577
Loans securitized and reclassed from loans held for sale to mortgage-backed
securities held for sale	27,516
Unrealized net loss on securities available for sale, net of income tax	(3,055)	(945)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

     The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly-owned trust subsidiary, First Financial Capital Trust I is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

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

     The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

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

D.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities

     Effective July 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003, and addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary.

     In accordance with FIN 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at June 30, 2004. The trust subsidiary was formed to raise capital by issuing preferred securities to institutional investors. The Company owns 100% of the junior subordinated debt of the capital trust. This transaction increased the Company's long-term debt by $46.4 million, decreased debt associated with a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

     In accordance with FIN 46R, the Company, as primary beneficiary, included the subsidiary, Port City Ventures LLC, in its consolidated financial statements at June 30, 2004. The LLC was formed to take advantage of tax credits available through The State Housing Authority. Port City Ventures LLC is a 99.99% limited partner in North Central Apartments and will invest in the tax credits. The consolidation of the subsidiary increased other assets approximately $50 thousand.

     In accordance with FIN 46R, the Company, as primary beneficiary, included the variable interest entity, FFSL I LLC, in its consolidated financial statements at June 30, 2004. The LLC was formed to purchase the Company's corporate operations center and adjacent property. The consolidation of the subsidiary increased fixed assets by approximately $16.1 million.

Application of Accounting Principles to Loan Commitments

     In March 2004, Staff Accounting Bulletin ("SAB 105"), Application of Accounting Principles to Loan Commitments, was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair value. SAB 105 provides specific guidance on the inputs to a valuation-recognition model to measure commitments accounted for at fair value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.

     The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The Company previously recognized a servicing value at the time the commitment was made. By delaying recognition of the servicing value until the loan is sold, the Company recognized approximately $270 thousand less in gains on loan sales than calculated prior to the adoption of SAB 105.

E.  OTHER COMPREHENSIVE INCOME

      Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss) for the nine months ended June 30, 2004 and 2003 amounted to $15.3 million and $19.4 million, respectively.

     The Corporation's "other comprehensive income (loss)" for the nine months ended June 30, 2004 and 2003 and "accumulated other comprehensive income" as of June 30, 2004 and September 30, 2003 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     Other comprehensive loss for the three months ended June 30, 2004 follows (in thousands):

	Three Months Ended

	2004	2003

Unrealized holding (losses) gains arising during period, net of tax	$(4,169)	$195
Less: reclassification adjustment for realized gains, net of tax	418	336

Unrealized loss on securities available for sale,
net of applicable income taxes	$(4,587)	$(141)

     Other comprehensive loss for the nine months ended June 30, 2004 and 2003 follows (in thousands):

	Nine Months Ended

	2004	2003

Unrealized holding (losses) gains arising during period, net of tax	$(1,739)	$152
Less: reclassification adjustment for realized gains, net of tax	1,316	1,097

Unrealized loss on securities available for sale,
net of applicable income taxes	$(3,055)	$(945)

F.  MERGERS AND ACQUISITIONS

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

      On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. Goodwill approximating $6.1 million was recorded in this transaction. The allocation to goodwill is preliminary as the value of other intangibles (if any) has not been determined at June 30, 2004. This acquisition is not material to the financial condition or net earnings of First Financial and proforma information is not deemed necessary.

G.  INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization and impairment loss, at June 30, 2004, September 30, 2003 and June 30, 2003 are summarized as follows (in thousands):

	June 30,	September 30,	June 30,

	2004	2003	2003

Goodwill	$ 21,132	$ 14,570	$ 14,312

Customer list	2,669	2,672	2,499
Less accumulated amortization	(1,180)	(891)	(790)

	1,489	1,781	1,709

Total Intangibles	$ 22,621	$ 16,351	$ 16,021

     The following summarizes the changes in the carrying amount of goodwill related to insurance operations for the nine months ended June 30, 2004 (in thousands):

	First Southeast	Kimbrell
	Insurance	Insurance
	Services, Inc.	Group, Inc.	Total

Balance, September 30, 2003	$14,570	$-	$14,570
Goodwill acquired	506	6,056	6,562

Balance, June 30, 2004	$15,076	$6,056	$21,132

     The Company recorded an impairment loss of $41 thousand during the quarter ended June 30, 2004 as a result of the impairment evaluation of the customer list intangible that was determined at the time of acquisition.

     The principals of Woodruff & Co. and Kinghorn Insurance received earn-outs based on performance, for periods defined in the separate purchase agreements of $75 thousand and $431 thousand, respectively.

     Amortization of intangibles totaled $289 thousand, $371 thousand and $270 thousand for the nine months ended June 30, 2004, fiscal year ended September 30, 2003 and the nine months ended June 30, 2003, respectively.

     The Company expects to record amortization expense related to intangibles of $388 thousand for fiscal years 2004 and 2005, $338 thousand for fiscal 2006, $266 thousand for fiscal 2007, $73 thousand for fiscal 2008 and an aggregate of $36 thousand for all years thereafter.

H.  MORTGAGE SERVICING RIGHTS

     The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs") which are included in other assets for the nine months ended June 30, 2004, the fiscal year ended September 30, 2003 and the nine months ended June 30, 2003 (in thousands):

Mortgage Servicing Rights - nine months
	June 30, 2004	September 30, 2003	June 30, 2003

Balance at beginning of period	$12,300	$9,115	$9,115
Capitalized mortgage servicing rights	2,332	6,275	4,707
Amortization	(1,781)	(3,147)	(2,362)
Change in valuation allowance	241	57	(2,854)

Balance at end of period	$13,092	$12,300	$8,606

     At June 30, 2004, September 30, 2003 and June 30, 2003, respectively, the valuation allowance for capitalized MSRs totaled $581 thousand, $822 thousand and $3.7 million, respectively. In the nine months ended June 30, 2004 the Company recorded an impairment recovery from the valuation of MSRs of $241 thousand. This impairment recovery to the reserve was a direct result of higher interest rates at June 30, 2004 as compared to the quarter ended September 30, 2003 and estimates of lower prepayment speeds of loans included in the Company's mortgage servicing asset. For fiscal year 2003 and the nine months ended June 30, 2003 the Company recorded an impairment recovery of $57 thousand and an impairment loss of $2.9 million from the valuation of MSRs, respectively.

     The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows: $2.3 million for 2004, $2.1 million for 2005, $1.9 million for 2006, $1.7 million for 2007, $1.6 million for 2008 and $5.9 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

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

     The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at June 30, 2004: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

     The Company originates certain fixed-rate and adjustable-rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed-rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitments to originate fixed-rate conforming loans totaled $21.2 million at June 30, 2004. It is anticipated 80% of these loans will close totaling $17.0 million. The fair value of the $17.0 million is an asset of $118 thousand at June 30, 2004. The fair value of forward sales commitments of $17.5 million of "to be issued" mortgage-backed securities, a liability, was $234 thousand at June 30, 2004.

J. EARNINGS PER SHARE

     Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,

	2004	2003

Weighted average number of common shares used
in basic EPS	12,494,432	12,635,556
Effect of dilutive stock options	300,113	346,980

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,794,545	12,982,536

	Nine Months Ended June 30,

	2004	2003

Weighted average number of common shares used
in basic EPS	12,532,142	12,908,770
Effect of dilutive stock options	350,578	337,710

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,882,720	13,246,480

     For the three and nine months ended June 30, 2004 and 2003 there were 142,435 and 41,800 option shares, respectively, that were excluded from the calculation of diluted earnings per share because the exercise prices of $29.92 and $32.28 for the nine months ended June 30, 2004 and $27.28 and $29.35 for the nine months ended June 30, 2003, respectively, were greater than the average market price of the common shares.

K.  STOCK-BASED COMPENSATION

     At June 30, 2004, the Company had four stock-based employee and director option plans, which are described more fully in Note 16 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation (amounts in thousands except for per share amounts).

	Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$6,702	$6,485	$18,346	$20,362
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all awards, net of related tax effects.	(219)	(186)	(655)	(515)

Pro forma net income	$6,483	$6,299	$17,691	$19,847

Earnings per share:
Basic - as reported	$0.54	$0.51	$1.46	$1.58

Basic - pro forma	$0.52	$0.50	$1.41	$1.54

Diluted - as reported	$0.52	$0.50	$1.42	$1.54

Diluted - pro forma	$0.51	$0.49	$1.37	$1.50

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the nine-months ended June 30, 2004 and 2003, respectively: dividend yield of 3.05% and 2.80%, expected volatility of 38.1% and 41.3%, risk-free interest rate of 3.75% and 2.89%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.22 for the nine-months ended June 30, 2004 and $6.60 for the nine-months ended June 30, 2003. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period. The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods. As part of this plan, 19,971 and 25,433 shares were awarded to directors during the nine months ended June 30, 2004 and 2003, respectively.

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

     First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through one office, located in the coastal region of South Carolina with revenues consisting principally of commissions paid by insurance companies. Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers. No single customer accounts for a significant amount of the revenues of either reportable segment. The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note A.

     Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment (in thousands). Certain passive activities of First Financial are also included in the "Other" column.

Three months ended June 30, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,437	$64	$44	$31,545
Interest expense	11,593	12	787	12,392
Net interest income	19,844	52	(743)	19,153
Provision for loan losses	1,125			1,125
Other income	7,111	123	579	7,813
Commissions on insurance and
other agency income	73	4,440		4,513
Non-interest expenses	13,760	3,488	909	18,157
Amortization of intangibles		97		97
Prepayment penalties on FHLB advances	1,548			1,548
Income tax expense	3,829	393	(372)	3,850

Net income	$6,766	$637	$(701)	$6,702

Nine months ended June 30, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$95,106	$132	$104	$95,342
Interest expense	36,214	31	1,196	37,441
Net interest income	58,892	101	(1,092)	57,901
Provision for loan losses	4,375			4,375
Other income	16,384	154	1,606	18,144
Commissions on insurance and
other agency income	270	12,802		13,072
Non-interest expenses	41,824	9,652	2,799	54,275
Amortization of intangibles		289		289
Prepayment penalties on FHLB advances	1,548			1,548
Income tax expense	9,969	1,123	(808)	10,284

Net income	$17,830	$1,993	$(1,477)	$18,346

June 30, 2004
Total assets	$2,402,247	36,240	13,385	$2,451,872
Loans	$1,810,793	1,669		$1,812,462
Deposits	$1,473,239		(5,070)	$1,468,169

Three months ended June 30, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$32,985	$(5)	$18	$32,998
Interest expense	13,202		229	13,431
Net interest income	19,783	(5)	(211)	19,567
Provision for loan losses	1,450			1,450
Other income	5,552	14	373	5,939
Commissions on insurance and
other agency income	95	3,246		3,341
Non-interest expenses	13,923	2,560	725	17,208
Amortization of intangibles		90		90
Income tax expense	3,601	216	(203)	3,614

Net income	$6,456	$389	$(360)	$6,485

Nine months ended June 30, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$102,669	$(18)	$99	$102,750
Interest expense	42,394	5	709	43,108
Net interest income	60,275	(23)	(610)	59,642
Provision for loan losses	4,585			4,585
Other income	17,541	31	1,282	18,854
Commissions on insurance and
other agency income	296	9,823		10,119
Non-interest expenses	42,408	7,380	2,243	52,031
Amortization of intangibles		270		270
Income tax expense	11,142	786	(561)	11,367

Net income	$19,977	$1,395	$(1,010)	$20,362

June 30, 2003
Total assets	$2,243,525	$22,069	$3,451	$2,269,045
Loans	$1,811,647			$1,811,647
Deposits	$1,466,146		$(3,222)	$1,462,924

M.  GUARANTEES

     Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 was $3.5 million.

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

     The Company may redeem all or part of the junior subordinated debt securities at any time on or after April 7, 2009. In addition, the junior subordinated debt securities may be redeemed in whole but not in part, at any time prior to April 7, 2009 if certain tax events occur; there is a change in the way the capital securities would be treated for regulatory capital purposes; and there is a change in the Investment Company Act of 1940, that requires the Trust to register under that law.

     All of the proceeds from the sale by the Trust of its capital securities and common securities were invested by the Trust in the junior subordinated debt securities which the Company will utilize to pay off a $24.1 million line of credit with another bank. The remainder of the net proceeds was retained for working capital and other corporate purposes, which may include stock repurchases and potential acquisitions, as well as contributions to First Federal to support its future growth.

     First Financial Capital Trust I is currently offering to exchange its 7% Capital Securities, Series B (liquidation amount $1,000 per capital security) which have been registered under the Securities Act of 1933 for any and all of its outstanding 7% Capital Securities, Series A (liquidation amount $1,000 per capital security).

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

OVERVIEW

     First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"). Insurance agency operations are conducted under other First Financial subsidiaries, First Southeast Insurance Services, Inc. ("FSIns.") and Kimbrell Insurance Group, Inc. ("Kimbrell"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer.

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

THIRD QUARTER HIGHLIGHTS

     Net income for the quarter ended June 30, 2004 increased 3.3% to $6.7 million from net income of $6.5 million in the comparable quarter in fiscal 2003. Basic earnings per common share increased 5.9% to $.54 per common share for the current quarter compared to the June 2003 quarter. On a diluted basis, earnings per common share increased to $.52 from $.50 in the comparable period.

     Highlights of operations during the third quarter included growth in non-interest revenues, lower provision for loan losses, lower net interest income and higher general and administrative expenses. Non-interest revenues improved by $3.0 million during the current quarter when compared to the quarter ended June 30, 2003. Loan servicing operations, net, increased $3.4 million compared to the June 2003 quarter. Included in this $3.4 million increase was the effect of a $1.7 million impairment recovery on the Company's originated mortgage servicing asset during the June 2004 quarter compared to a $1.4 million impairment charge incurred during the June 2003 quarter. Insurance revenues increased $1.2 million, or 35.1%, compared to the June 2003 quarter. This increase in insurance revenues was principally a result of acquisitions in the second quarter which added approximately $1.1 million to revenues. On a comparative basis, the net gain recorded on the sale of loans significantly decreased by $2.4 million in the June 2004 quarter as compared with the net gain recorded during the June 2003 quarter.

     Net interest income declined by approximately $414 thousand, or 2.1%, between the quarters ended June 30, 2004 and June 30, 2003. The decline was principally attributable to a reduction in the company's net interest margin to 3.36% in the quarter ended June 30, 2004 from 3.75% during the quarter ended June 30, 2003, offset partially by $195.6 million in higher average earning asset balances, most of which was due to growth in mortgage-backed and other investment securities.

     Credit quality indicators improved during the quarter and the provision for loan losses declined by $325 thousand, or 22.4%, compared with the comparable quarter during fiscal 2003.

     Operating costs increased $2.5 million, or 14.5% during the current quarter. Included in the $2.5 million increase in operating costs were prepayment fees of $1.5 million incurred to prepay $70 million of FHLB advances. Excluding prepayment fees, operating costs increased $956 thousand, or 5.5%, compared to the quarter ended June 30, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

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

     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2004, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $91.9 million. Unused business, personal and credit card lines, which totaled $264.1 million at June 30, 2004, are generally for short-term borrowings.

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

     The components of net periodic benefit costs for the three months ended June 30, 2004 and 2003 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Three months ended June 30,

	2004	2003

Interest Cost	$30	$32
Amortization of transition obligation	25	23

	$55	$55

     The components of net periodic benefit costs for the nine months ended June 30, 2004 and 2003 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Nine months ended June 30,

	2004	2003

Interest Cost	$90	$96
Amortization of transition obligation	75	69

	$165	$165

     The Company previously disclosed in its financial statements for the year ended September 30, 2003, that it expected to contribute $218 thousand to its postretirement benefit plan in fiscal year 2004. As of June 30, 2004, $165 thousand of contributions have been made. The Company presently does not anticipate any change in contributions to fund postretirement plan obligations in fiscal 2004.

         On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2 on May 9, 2004 which is effective for the first interim or annual reporting period beginning after June 15, 2004.  Measures of the company's accumulated postretirement benefit obligation or net periodic retirement benefit cost do not reflect any amount associated with the subsidy because the Company has not been able to conclude whether the benefits provided by plan are actuarially equivalent to Medicare Part D under the Act.

BALANCE SHEET ANALYSIS

     Total assets of First Financial increased $129 million, or 5.6%, during the nine months ended June 30, 2004. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at June 30, 2004 and September 30, 2003:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,

	2004	2003

	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$94,386	$85,523	$8,863	10.36%
Investments available for sale, at fair value	30,951	13,787	17,164	124.49
Investment in capital stock of FHLB, at cost	37,600	29,900	7,700	25.75
Loans receivable, net of allowance of $14,780 and $14,957	1,805,170	1,781,881	23,289	1.31
Loans held for sale	7,292	20,051	(12,759)	(63.63)
Mortgage-backed securities available for sale, at fair value	361,409	303,470	57,939	19.09
Intangible assets	22,621	16,351	6,270	38.35
Other assets	92,443	71,919	20,524	28.54

Total assets	$2,451,872	$2,322,882	$128,990	5.55%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,468,169	$1,481,651	$(13,482)	(0.91)%
Advances from Federal Home Loan Bank	722,000	598,000	124,000	20.74
Other short-term borrowings	1,103	24,075	(22,972)	(95.42)
Long-term debt	46,392		46,392	100.00
Other liabilities	50,983	56,150	(5,167)	(9.20)

Total liabilities	2,288,647	2,159,876	128,771	5.96%

Stockholders' equity	163,225	163,006	219	0.13

Total liabilities and stockholders' equity	$2,451,872	$2,322,882	$128,990	5.55%

Investment Securities and Mortgage-backed Securities

     Investments available for sale increased $17.2 million during the nine months ended June 30, 2004 primarily from net proceeds of the Company's issuance of debt securities.

     Investments and mortgage-backed securities increased in the first nine months of fiscal 2004 as a result of efforts by the Company to increase earning assets and provide additional gross interest income to offset the effects of lower loan originations. Purchases of mortgage-backed securities totaled $182.6 million during the nine months ended June 30, 2004. These purchases were of highly rated securities with average durations of 2.5 to 5 years. The Company also swapped $27.5 million of 1-4 family residential mortgages for additional mortgage-backed securities. During the nine-month period sales of mortgage-backed securities totaled $69.3 million and repayments totaled $78.6 million. The Company has presently funded this net growth in investments and mortgage-backed securities principally with short-term borrowings and proceeds from the Company's issuance of debt securities.

Loans Receivable

     Net loans receivable increased only slightly during the nine months ended June 30, 2004. As a result of historically low interest rates, consumers continue to prefer fixed-rate residential loan products, resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable-rate mortgage loans. Loans held for sale decreased dramatically as a result of lower originations from refinance activity in the nine months ended June 30, 2004 as compared with the production levels at the end of fiscal 2003.

     The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	June 30,	September 30,	June 30,
	2004	2003	2003

Real estate - residential mortgages (1-4 family)	$1,011,645	$1,104,578	$1,090,339
Real estate - residential construction	70,131	35,518	56,836
Commercial secured by real estate including multi-family	213,828	210,315	195,049
Commercial financial and agricultural	57,098	43,621	42,093
Land	94,301	87,844	88,499
Home equity loans	177,650	154,787	160,211
Mobile home loans	140,185	129,934	125,806
Credit cards	11,771	11,601	11,855
Other consumer loans	90,311	81,000	85,166

Total gross loans	1,866,920	1,859,198	1,855,854

Less:
Allowance for loan losses	14,780	14,957	15,130
Loans in process	40,293	42,448	29,391
Deferred loan fees and discounts on loans	(615)	(139)	(314)

	54,458	57,266	44,207

Total	$1,812,462	$1,801,932	$1,811,647

     The Company's focus in past months has been to sell newly originated agency-qualifying fixed-rate loans into the secondary market. As a result of record low interest rates and a long period of refinance activity, residential loan balances have declined. To offset this decline in residential real estate loans the Company has increased emphasis on the origination of commercial business and consumer loans.

Asset Quality

The following table summarizes the Company's problem assets at the periods indicated (amounts in thousands):

	June 30,	September 30,	June 30,

	2004	2003	2003

Non-accrual loans	$8,605	$9,852	$10,006
Loans 90 days or more delinquent (1)	98	24	31
Renegotiated loans		295	297
Real estate and other assets acquired in settlement of loans	4,325	4,009	4,074

Total	$13,028	$14,180	$14,408

As a percent of net loans and real estate owned	0.72%	0.79%	0.79%
As a percent of total assets	0.53%	0.61%	0.63%
(1) The Company continues to accrue interest on these loans.

     Problem assets decreased $1.2 million during the nine months ended June 30, 2004 from September 30, 2003. The change was principally related to a decline of $1.2 million in non-accruing loans. The decrease in non-accrual loans was principally related to decreases in construction residential, single family residential, five or more residential, commercial real estate, commercial business, auto, mobile homes and other consumer loans offset by increases in delinquent land and home equity loans.

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

     Following is a summary of the allowance for loan losses (in thousands):

	At and for the nine months
	ended June 30,

	2004	2003

Balance at beginning of year	$14,957	$15,824
Provision charged to operations	4,375	4,585
Recoveries of loans previously charged-off	531	389
Loan losses charged to reserves	(5,083)	(5,668)

Balance at end of period	$14,780	$15,130

     Net charge-offs for the nine months ended June 30, 2004 and June 30, 2003 totaled $4.6 million and $5.3 million, respectively. Consumer net charge-offs totaled $3.5 million in the current nine months compared to $3.3 million in the comparable nine months in fiscal 2003. Real Estate (residential and commercial) and commercial business loan net charge-offs decreased to $620 thousand and $393 thousand, respectively, in the current nine months, compared to $914 thousand and $1.0 million, respectively, in the nine months ended June 30, 2003. Annualized net charge-offs as a percentage of average net loans decreased by 4 basis points to .34% for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 and decreased from .39% to .24% for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

     Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than single-family real estate loans but are shorter in duration and have less interest rate risk. These loans represent approximately 26% of the gross loan portfolio.

     The Company's impaired loans totaled $1.1 million at June 30, 2004, $1.7 million at September 30, 2003 and $1.8 million at June 30, 2003. The decrease in impaired loans for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 was due mainly to a reduction in impaired commercial business loans.

Other Assets

Other assets increased $20.5 million, or 28.5%, during the nine months ended June 30, 2004 primarily as a result of a net increase of $14.5 million in office properties from the purchase of the Summit office building of $16.1 million and the deferred costs of $1.4 million associated with the issuance of the Trust Preferred Securities.

Deposits and Borrowings

First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2004		September 30, 2003		June 30, 2003

	Balance	% of Total	Balance	%of Total	Balance	% of Total

Checking accounts	$416,240	28.35%	$398,491	26.90%	$385,388	26.34%
Statement and other accounts	164,112	11.18	150,707	10.17	143,785	9.83
Money market accounts	244,652	16.66	278,982	18.83	279,331	19.09
Certificate accounts	643,165	43.81	653,471	44.10	654,420	44.73

Total deposits	$1,468,169	100.00%	$1,481,651	100.00%	$1,462,924	100.00%

     Deposits decreased $13.5 million during the nine months ended June 30, 2004, principally as a result of decreases of $34.3 million in money market accounts and $10.3 million in certificate accounts with offsets from increases in checking accounts, statement savings and other accounts of $31.2 million. Included in the net change in deposits and in checking accounts for the nine months ended June 30, 2004 is the net effect of a $19.3 million decrease in the account balances maintained for investors in the servicing of loans previously sold in the secondary market. As the refinancing of loans has slowed during the past nine months, funds due to investors have decreased accordingly. Also, as a result of lower loan volumes, the Company has increased its investment in mortgage-backed securities and investment securities resulting in increases in FHLB advances of $124 million offset by decreases in other short-term borrowings of $23 million during the first nine months of fiscal 2004. Long-term debt increased by $46.4 million as a result of the issuance of the Company's capital securities.

Stockholders' Equity

     The Company's capital ratio, total capital to total assets, was 6.66% at June 30, 2004, compared to 7.02% at September 30, 2003. The Company's tangible capital ratio was 5.79% at June 30, 2004 compared to 6.36% at September 30, 2003. During the nine months, the Company increased its dividend to stockholders to $.66 compared with $.57 per share in the first nine months of fiscal 2003. During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock. This plan has subsequently been extended until November 30, 2004. During the first nine months of fiscal 2004 the Company purchased approximately 302 thousand shares under this program at a cost of $8.9 million, with approximately 205 thousand shares remaining in the plan to be acquired. The capital ratio was also affected by a decline in the market value of investments and mortgage-backed securities available for sale as of June 30, 2004 compared with the comparable value at September 30, 2003.

Regulatory Capital

     Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2004, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the below table. There are no conditions or events since that date that management believes have changed the institution's category.

     The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2004 (amounts in thousands):

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004:
Tangible capital (to Total Assets)	$168,563	7.01%	$36,092	1.50%
Core capital (to Total Assets)	168,563	7.01	96,246	4.00	$120,308	5.00%
Tier I capital (to Risk-based Assets)	168,563	10.55			94,618	6.00
Risk-based capital (to Risk-based Assets)	181,205	11.49	126,158	8.00	157,697	10.00

     For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2003.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

     The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

     The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2004 (in thousands).

	At June 30, 2004

	Payments Due by Period

	Within	Over One	Over Two	Over Three
	One	to Two	to Three	to Five	After Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$360,218	$153,806	$61,951	$61,493	$5,697	$643,165
Borrowings	408,103	75,000	75,000	15,000	196,392	769,495
Operating leases	820	761	575	653	111	2,920

Total contractual obligations	$769,141	$229,567	$137,526	$77,146	$202,200	$1,415,580

     The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at June 30, 2004, estimates that an additional $72.9 million of funding is available. At June 30, 2004, the Association has approximately $202.9 million of unpledged investments and mortgage-backed securities available for sale. At June 30, 2004, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $21.2 million is available from the "Discount Window". All of the above liquidity sources give the Association approximately $297.0 million capacity to meet future funding demands. These investments are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.

     During the current nine months the Company experienced a net cash outflow from investing activities of $111.6 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $227.5 million offset by repayments of mortgage-backed securities and proceeds from sales and maturities of mortgage-backed securities and investments of $175.6 million, a net increase of $29.1 million in net loans receivable, net purchases of FHLB stock of $7.7 million, purchase of insurance subsidiaries of $6.6 million and net purchase of office properties and equipment of $17.9 million. The Company experienced cash inflows of $5.1 million and $115.4 million from operating activities and financing activities, respectively. Financing activities consisted principally of increases of $124 million in FHLB advances, long-term debt of $46.4 million and proceeds from exercise of stock options of $2.7 million offset by decreases in deposits of $13.5 million, prepayment penalties of FHLB advances and costs associated with long-term debt of $2.9 million, decrease in other borrowed money of $23.0 million, dividends paid of $8.3 million and purchases of treasury stock of $9.5 million during the first nine months of the 2004 fiscal year. Other short-term borrowings were reduced by the pay-off of the Company's line of credit from proceeds of sale of trust preferred securities.

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

     The following table is a summary of the Company's one year dynamic gap at June 30, 2004 (amounts in thousands):

June 30, 2004

Interest-earning assets maturing or repricing within one year	$1,003,779
Interest-bearing liabilities maturing or repricing within one year	1,135,289

Cumulative gap	$(131,510)

Gap as a percent of total assets	(5.36)%

     Based on the Company's June 30, 2004 dynamic gap position, which considers expected prepayments of loans, in a one-year time period $1.0 billion in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $131.5 million, or 5.36% of assets. The Company's one year dynamic gap position at June 30, 2003 was a positive $168.8 million, or 7.44% of assets. At the quarter ended March 31, 2004, the dynamic gap was a negative $153.7 million or 6.26% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale and the shortening of recent liability funding.

     During the quarter ended June 30, 2004, the Company prepaid $70 million of FHLB advances with a weighted average maturity of 14 months and weighted average rate of 4.65%. Also during the quarter the Company extended $50 million of its liability funding to the approximate range of thirty-six months to maturity date or initial call date.

     A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING JUNE 30, 2004 AND 2003

     The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended June 30, 2004 and 2003:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)	Variance		% change
INTEREST INCOME
Interest and fees on loans	$27,386	$30,583	$(3,197)	(10.45)%
Interest on mortgage-backed securities	3,704	2,046	1,658	81.04
Interest and dividends on investments	436	344	92	26.74
Other	19	25	(6)	(24.00)

Total interest income	31,545	32,998	(1,453)	(4.40)

INTEREST EXPENSE
Interest on deposits	5,344	6,595	(1,251)	(18.97)
Interest on borrowed money	7,048	6,836	212	3.10

Total interest expense	12,392	13,431	(1,039)	(7.74)

NET INTEREST INCOME	19,153	19,567	(414)	(2.12)
Provision for loan losses	1,125	1,450	(325)	(22.41)

Net interest income after provision for loan losses	18,028	18,117	(89)	(0.49)

OTHER INCOME
Net gain on sale of loans	390	2,749	(2,359)	(85.81)
Net gain on sale of investment and mortgage-backed securities	659	523	136	26.00
Brokerage fees	635	432	203	46.99
Commissions on insurance	4,140	3,085	1,055	34.20
Other agency income	373	256	117	45.70
Service charges and fees on deposit accounts	2,931	2,680	251	9.37
Loan servicing operations, net	2,122	(1,303)	3,425	262.85
Real estate operations, net	(197)	(161)	(36)	22.36
Other	1,273	1,019	254	24.93

Total other income	12,326	9,280	3,046	32.82

NON-INTEREST EXPENSE
Salaries and employee benefits	11,302	10,770	532	4.94
Occupancy costs	1,261	1,314	(53)	(4.03)
Marketing	558	549	9	1.64
Depreciation, amortization, rental and
maintenance of equipment	1,016	1,276	(260)	(20.38)
Prepayment penalty on FHLB advances	1,548		1,548	100.00
Other	4,117	3,389	728	21.48

Total non-interest expense	19,802	17,298	2,504	14.48

Income before income taxes	10,552	10,099	453	4.49
Income tax expense	3,850	3,614	236	6.53

NET INCOME	$6,702	$6,485	$217	3.35%

NET INCOME PER COMMON SHARE BASIC	$0.54	$0.51	$0.03	5.88%

NET INCOME PER COMMON SHARE DILUTED	$0.52	$0.50	$0.02	4.00%

Net Interest Income

     Net interest income of $19.2 million during the quarter ended June 30, 2004 declined slightly from net interest income of $19.6 million during the quarter ended June 30, 2003. The net interest margin for the quarter ended June 30, 2004 was 3.36% compared with 3.75% during the quarter ended June 30, 2003. Average earnings assets increased 9.4% to $2.3 billion during the quarter ended June 30, 2004 compared to $2.1 billion in the June 2003 quarter. As a result of these variances, net interest income declined 2.1%, or $414 thousand, between the two quarters. The gross interest margin decreased from 3.67% during the quarter ended June 30, 2003 to 3.32% during the quarter ended June 30, 2004. Partially offsetting the decline in the Company's net yield on earning assets, average earning assets increased by $195.6 million in the June 2004 quarter compared to the June 2003 quarter as a result of the purchase of lower yielding investments. The majority of the purchases of lower yielding investments have been in the form of mortgage-backed securities.

     Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 44 basis points when comparing the two periods. The average yield on interest-earning assets decreased 79 basis points when comparing these same two periods. The Federal Reserve's Open Market Committee met in June 2004 and August 2004, raising the targeted Federal Funds rate by 1/4 of 1% each time. Based on a moderate pace of tightening by the Federal Reserve, the Company expects that its net interest margin will remain stable over the next several quarters.

     The following table summarizes rates, yields and average interest earning asset and interest-bearing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended June 30,

	2004		2003

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$1,829,786	5.98%	$1,834,732	6.67%
Mortgage-backed securities	379,573	3.90	206,035	3.97
Investments and other interest-earning assets	72,885	2.46	45,878	3.23

Total interest-earning assets	$2,282,244	5.53%	$2,086,645	6.32%

Deposits	$1,482,149	1.45%	$1,456,512	1.82%
Borrowings	766,126	3.68	574,086	4.78

Total interest-bearing liabilities	$2,248,275	2.21%	$2,030,598	2.65%

Gross interest margin		3.32%		3.67%
Net interest margin		3.36%		3.75%

     The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended June 30,
	2004 versus 2003

	Volume	Rate	Total

Interest income:
Loans	$(82)	$(3,115)	$(3,197)
Mortgage-backed securities	1,694	(36)	1,658
Investments and other interest-earning assets	194	(108)	86

Total interest income	1,806	(3,259)	(1,453)

Interest expense:
Deposits	114	(1,365)	(1,251)
Borrowings	1,963	(1,751)	212

Total interest expense	2,077	(3,116)	(1,039)

Net interest income	$(271)	$(143)	$(414)

     With market interest rates at the lowest levels in many years, further declines would likely be expected to adversely affect the Company's net interest margin. However, as the economy expands, it is anticipated that short-term rates will move upward. In the current quarter the Federal Reserve has raised short-term rates by 25 basis points. In an increasing rate environment, the Company expects that adjustable-rate loans will gradually reprice higher in reaction to increasing values of market indices to which they are tied. In a rising rate environment, loans may adjust less rapidly than the Company's funding sources, which could adversely affect the Company's net interest margin. The Company's issuance of long-term debt associated with trust preferred securities has also reduced the Company's net interest margin during the current quarter.

     Compared to the preceding quarter in each case the net interest margin for the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004 declined by 30, 3 and 5 basis points, respectively. The Company estimates that the issuance of long-term debt associated with trust preferred securities resulted in decrease of approximately nine basis points in the net interest margin for the June 2004 quarter. Management also expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investments and mortgage-backed securities and the need to reinvest those funds at current market interest rates.

Provision for Loan Losses

     The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the June 2004 quarter was attributable to lower charge-offs and lower problem asset levels. Net loan charge-offs totaled $1.1 million and $1.8 million for the quarters ended June 30, 2004 and 2003, respectively. Problem assets were $13.0 million at June 30, 2004 compared to $14.4 at June 30, 2003. Total loan loss reserves as of June 30, 2004 were $14.8 million, or .82% of the total net loan portfolio compared with $15.1 million, or .84% of the total net loan portfolio at June 30, 2003.

Other Income/Non-Interest Expenses

     Total other income increased 32.8% during the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. Loan servicing operations, net increased $3.4 million, reflective of higher valuations of servicing rights during the current period. As a result of higher long-term interest rates and slowing prepayment speeds, the valuation of the Company's originated mortgage servicing asset improved during the current quarter ended June 30, 2004, resulting in a $1.7 million recovery of impairment charges previously incurred. One year ago, as market interest rates declined, the Company incurred an impairment charge of $1.4 million related to its originated servicing asset. However, as a result of higher interest rates and less refinance activity, mortgage loans originated for sale dramatically declined during the quarter ended June 30, 2004 and associated gains from loan sales also declined by $2.4 million. After excluding gains from loan sales and loan servicing operations, net recognized during the respective quarters June 30, 2004 and 2003, all other sources of other income improved by $2.0 million, or 25.3%, during the current quarter. The purchase of Kimbrell Insurance Group contributed materially to higher total revenues from insurance agency operations, which increased 35.1%. Fees on deposit accounts also grew by 9.4%, attributable to strong growth in the number of retail and business checking accounts.

     Total non-interest expenses increased by 14.5%, or $2.5 million, during the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. The Company incurred penalties of $1.5 million during the quarter ended June 30, 2004 to prepay $70 million of Federal Home loan bank advances. Also included in non-interest expense was a $41 thousand impairment loss of customer list intangible that was acquired through the acquisition of an insurance agency. Expense growth from one year ago was partially attributable to the acquisition of the Kimbrell Insurance Group, normal annual merit increases and staffing for the January 2004 opening of the Company's 46th branch. After deducting penalties for prepayment of FHLB advances and additional other expenses from the Kimbrell Insurance Group acquisition total non-interest expense for the June 2004 quarter increased by $643 thousand, or 3.7%, from levels in the June 2003 comparable quarter. Total non-interest expense for the June 30, 2004 quarter was slightly lower than expenses incurred in the quarter ended March 31, 2004.

Income Tax Expense

     The Company's effective tax rate for the third quarter of fiscal 2004 and 2003 approximated 36.5% and 35.8%, respectively.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2004 AND 2003

     The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the nine months ended June 30, 2004 and 2003:

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)	Variance		% change
INTEREST INCOME
Interest and fees on loans	$83,337	$96,110	$(12,773)	(13.29)%
Interest on mortgage-backed securities	10,676	5,375	5,301	98.62
Interest and dividends on investments	1,276	1,167	109	9.34
Other	53	98	(45)	(45.92)

Total interest income	95,342	102,750	(7,408)	(7.21)

INTEREST EXPENSE
Interest on deposits	16,609	21,811	(5,202)	(23.85)
Interest on borrowed money	20,832	21,297	(465)	(2.18)

Total interest expense	37,441	43,108	(5,667)	(13.15)

NET INTEREST INCOME	57,901	59,642	(1,741)	(2.92)
Provision for loan losses	4,375	4,585	(210)	(4.58)

Net interest income after provision for loan losses	53,526	55,057	(1,531)	(2.78)

OTHER INCOME
Net gain on sale of loans	1,344	7,311	(5,967)	(81.62)
Net gain on sale of investment and mortgage-backed securities	2,053	1,709	344	20.13
Brokerage fees	1,779	1,456	323	22.18
Commissions on insurance	12,007	9,354	2,653	28.36
Other agency income	1,065	765	300	39.22
Service charges and fees on deposit accounts	8,521	7,863	658	8.37
Loan servicing operations, net	1,387	(2,299)	3,686	160.33
Real estate operations, net	(656)	(519)	(137)	26.40
Other	3,716	3,333	383	11.49

Total other income	31,216	28,973	2,243	7.74

NON-INTEREST EXPENSE
Salaries and employee benefits	33,841	32,764	1,077	3.29
Occupancy costs	3,900	3,901	(1)	(0.03)
Marketing	1,299	1,349	(50)	(3.71)
Depreciation, amortization, rental and
maintenance of equipment	3,779	3,981	(202)	(5.07)
Prepayment penalty on FHLB advances	1,548		1,548	100.00
Other	11,745	10,306	1,439	13.96

Total non-interest expense	56,112	52,301	3,811	7.29

Income before income taxes	28,630	31,729	(3,099)	(9.77)
Income tax expense	10,284	11,367	(1,083)	(9.53)

NET INCOME	$18,346	$20,362	$(2,016)	(9.90)%

NET INCOME PER COMMON SHARE BASIC	$1.46	$1.58	$(0.12)	(7.59)%

NET INCOME PER COMMON SHARE DILUTED	$1.42	$1.54	$(0.12)	(7.79)%

Net Interest Income

     With current market interest rates at extremely low levels, prepayment speeds have accelerated on loans and mortgage-backed securities. Earning assets have declined and reinvestment of these cash flows has been in lower yielding assets. The gross interest margin decreased from 3.71% during the nine months ended June 30, 2003 to 3.35% during the nine months ended June 30, 2004. The net yield on earning assets decreased to 3.40% from 3.80% in the prior nine months. The rate of decline in the Company's average cost of funds has slowed relative to the decline in average yield on earning assets. The Company also continues to have an active common stock repurchase program, which has reduced average earning assets. Partially offsetting the decline in the Company's net yield on earning assets, average earning assets increased by $177.9 million in the nine months ended June 2004 compared to the prior nine months. The majority of the increase in average earning assets has been in the purchase of lower yielding investments in the form of mortgage-backed securities as loan originations continue at a slower pace.

     Recent declines in interest rates have reduced the average cost of interest-bearing liabilities, leading to a decline of 59 basis points when comparing the two periods. The average yield on interest-earning assets decreased 95 basis points when comparing these same two periods.

     The following table summarizes rates, yields and average earning asset and interest-bearing liability balances for the respective quarters (amounts in thousands):

	Nine Months Ended June 30,

	2004		2003

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$1,821,754	6.10%	$1,874,672	6.84%
Mortgage-backed securities	380,978	3.74	167,751	4.27
Investments and other interest-earning assets	67,282	2.61	49,736	3.40

Total interest-earning assets	$2,270,014	5.60%	$2,092,159	6.55%

Deposits	$1,468,666	1.51%	$1,447,092	2.01%
Borrowings	757,241	3.67	581,290	4.90

Total interest-bearing liabilities	$2,225,907	2.25%	$2,028,382	2.84%

Gross interest margin		3.35%		3.71%
Net interest margin		3.40%		3.80%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Nine Months Ended June 30,
	2004 versus 2003

	Volume	Rate	Total

Interest income:
Loans	$(2,649)	$(10,124)	$(12,773)
Mortgage-backed securities	6,051	(750)	5,301
Investments and other interest-earning assets	441	(377)	64

Total interest income	3,843	(11,251)	(7,408)

Interest expense:
Deposits	320	(5,522)	(5,202)
Borrowings	5,582	(6,047)	(465)

Total interest expense	5,902	(11,569)	(5,667)

Net interest income	$(2,059)	$318	$(1,741)

Provision for Loan Losses

     The provision for loan losses was $4.4 million in the first nine months of 2004 compared with $4.6 million in the first nine months of fiscal 2003. The slightly lower provision for loan losses was principally attributable to lower problem loans and lower net charge-offs. Net charge-offs for the nine months ended June 30, 2004 and 2003 were $4.6 and $5.3, respectively.

Other Income/Non-Interest Expenses

     The $6.0 million decrease in gains on sales of loans for the nine months ended June 30, 2004 is directly attributable to the decreased originations of fixed-rate agency qualifying mortgages and the decrease in mortgage refinances resulting from mortgage loan interest rates stabilizing and slightly increasing from the levels reached during the first nine months of fiscal 2003. Commissions on insurance and other agency income increased $3.0 million, or 29.2%, for the nine months ended June 30, 2004 compared to the same period ended June 30, 2003 principally as a result of the acquisition of the Kimbrell Insurance Group in January 2004. As a direct result of higher interest rates at June 30, 2004 as compared with nine months ago and estimates of slower future prepayment speeds, valuations of the Company's originated mortgage servicing asset increased at quarter-end, resulting in a $241 thousand recovery of impairment charges previously incurred. During the nine months ended June 30, 2003 impairment allowances were increased by $2.9 million. The changes to valuation allowances and lower amortization of $581 thousand contributed materially to the increase in loan servicing fees of $3.7 million between the two nine month periods.

     Total non-interest expenses increased by 7.3%, or $3.8 million, during the nine months ended June 30, 2004 compared with the comparable nine months ended June 30, 2003. During the quarter ended June 30, 2004 the Company incurred penalties of $1.5 million to prepay $70 million of Federal Home Loan Bank advances. Expense growth from one year ago was partially attributable to the acquisition of the Kimbrell Insurance Group, normal annual merit increases and staffing for the January 2004 opening of the Company's 46th branch. Also included in non-interest expense was a $41 thousand impairment loss of customer list intangible that was acquired through the acquisition of an insurance agency. After deducting penalties for prepayment of FHLB advances and additional other expenses related to the Kimbrell Insurance Group acquisition, total non-interest expense for the nine months ended June 30, 2004 increased by $2.0 million, or 3.7%, from levels in the June 2003 comparable nine month period.

     The Company has continued its efforts to become more efficient in its operations and as a result, full-time equivalent employees were approximately 746 at June 30, 2004 as compared to 767 at September 30, 2003. The 746 employees at June 30, 2004 exclude approximately 38 full-time equivalent employees of the Kimbrell Insurance Group that was purchased in January 2004. The Company has reduced the number of loan processing service units and personnel as a result of slower residential mortgage originations.

Income Tax Expense

     During the first nine months of fiscal 2004 and 2003 the Company's effective tax rate approximated 35.9% and 35.8%, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities

     Effective July 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary.

     In accordance with FIN 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at June 30, 2004. The trust subsidiary was formed to raise capital by issuing preferred securities to institutional investors. The Company owns 100% of the junior subordinated debt of the capital trust. This transaction increased the Company's long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Cost associated with the debt amounted to $1.4 million, which are included in other assets. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

     In accordance with FIN 46R, the Company, as primary beneficiary, included the subsidiary, Port City Ventures LLC, in its consolidated financial statements at June 30, 2004. The LLC was formed to take advantage of tax credits available through The State Housing Authority. Port City Ventures LLC is a 99.99% limited partner in North Central Apartments and will invest in tax credits. The consolidation of the subsidiary increased other assets approximately $50 thousand.

     In accordance with FIN 46R, the Company, as primary beneficiary, included the variable interest entity, FFSL I LLC, in its consolidated financial statements at June 30, 2004. The LLC was formed to purchase the Company's corporate operations center. The consolidation of the subsidiary increased fixed assets approximately $16.2 million.

Application of Accounting Principles to Loan Commitments

     In March 2004, Staff Accounting Bulletin ("SAB 105"), Application of Accounting Principles to Loan Commitments, was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair value. SAB 105 provides specific guidance on the inputs to a valuation-recognition model to measure commitments accounted for at fair value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding an expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.

     The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The Company previously recognized a servicing value at the time the commitment was made. By delaying recognition of the servicing value until the loan is sold, the Company recognized approximately $270 thousand less in gains on loan sales than if calculated prior to the adoption of SAB 105.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Prescription-Drug Subsidy

         On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004 which is effective for the first interim or annual reporting period beginning after June 15, 2004.  Measures of the Company's accumulated postretirement benefit obligation or net periodic retirement benefit cost do not reflect any amount associated with the subsidy because the Company has not been able to conclude whether the benefits provided by plan are actuarially equivalent to Medicare Part D under the Act.

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

     As of June 30, 2004, Management believes that there have been no significant changes in market risk measures related to OTS Thrift Bulletin 13A as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2003.

         In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 2.0%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would increase by 1.1% over that period.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On September 3, 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain mortgage debtor defendants from a prior foreclosure and others, seeking a judicial determination of claims made by the former mortgage debtors against Peoples Federal as purchaser of the property foreclosed.  A final order was issued October 29, 2001.  The ruling resulted in a net money judgment in Peoples Federal's favor for conspiracy to devalue the foreclosed property.  There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation, which were varied. Both sides appealed. Peoples Federal was consolidated into First Federal on August 30, 2002.

         On April 26, 2004, the South Carolina Supreme Court published their opinion finding in favor of Peoples Federal. The Court upheld the conspiracy finding, upheld the punitive damages ($600,000) awarded to Peoples Federal for the conspiracy, reversed an award of assessments and attorney's fees against Peoples Federal, and ruled Peoples Federal has developer's rights on the foreclosed property under the restrictive covenants as amended. The Court remanded the case for re-determination of the actual damages awarded to Peoples Federal for the conspiracy, due to an apparent double recovery. Peoples Federal was also awarded costs on the appeal as prevailing party.

         A petition for rehearing of the appeal filed by the former mortgage debtors and others was denied May 26,2004. Motions were filed on the remand and on August 11, 2004 an order was entered setting the actual damage award to Peoples Federal at $454,959, plus the $600,000 punitive damages previously awarded and affirmed on appeal. This judgment will be subject to motion for reconsideration until on or about August 23, 2004. This judgment will be subject to appeal until on or about September 13, 2004 unless a motion for reconsideration is made, in which case there will be 30 days to appeal after an Order on reconsideration is received. It is expected a motion for consideration and/or appeal will be filed by the former mortgage debtors and others.

         The debtors have also filed a motion to refer the case back to the same Special Referee for post-judgment relief to which they now claim they are entitled in the form of further declaratory judgments limiting development rights and monetary awards for fees, costs and developer's assessments against Peoples Federal. The total claim is approximately $850,000. The motion to refer for post-judgment relief has been taken under advisement by the Circuit Court and some determination is expected by early September 2004.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer and Issuer Purchases of Equity Securities

     The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended June 30, 2004

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

4/1/2004 thru 4/30/2004	12,000	$ 29.17	12,000	417,700
5/1/2004 thru 5/31/2004	100,704	29.04	97,300	320,400
6/1/2004 thru 6/30/2004	115,842	29.62	115,600	204,800

	228,546	29.34	224,900

	For the Nine Months Ended June 30, 2004

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2003 thru 10/31/2003	1,785	$ 31.42		506,700
11/01/2003 thru 11/30/2003	16,284	30.26	10,000	496,700
12/01/2003 thru 12/31/2003	2,266	32.33		496,700
1/1/2004 thru 1/31/2004	31,130	29.79	31,000	465,700
2/1/2004 thru 2/29/2004	35,484	29.47	32,000	433,700
3/1/2004 thru 3/31/2004	5,644	29.68	4,000	429,700
4/1/2004 thru 4/30/2004	12,000	29.17	12,000	417,700
5/1/2004 thru 5/31/2004	100,704	29.04	97,300	320,400
6/1/2004 thru 6/30/2004	115,842	29.62	115,600	204,800

	321,139	29.49	301,900

     On May 27, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. On April 20, 2004, the Company announced that the Board of Directors extended the expiration date from March 31, 2004 until November 30, 2004. The Company has purchased 445,200 shares under the current repurchase program.

     In addition to the repurchase program described above, the Company's employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended June 30, 2004, 3,646 shares were repurchased under these provisions.

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
4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-for-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004

Exhibit No.	Description of Exhibit	Location

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Reports on Form 8-K

     On May 25, 2004, the Company furnished a report on Form 8-K under Item 12 referencing the Company's presentation on May 24, 2004 to Sterne Agee & Leach clients.

     On July 20, 2004, the Company furnished a report on Form 8-K under item12 announcing the earnings release dated July 20, 2004, which included selected financial data for the quarter ended June 30, 2004 and for other selected periods.

     On July 23, 2004, the Company furnished a report on Form 8-K under item 9 announcing the declaration of a regular quarterly dividend payable to record holders as of August 6, 2004.

     On August 3, 2004, the Company furnished a report on Form 8-K under Item 9 referencing the Company's presentation on August 3, 2004 to the FIG Investors Symposium.

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 13, 2004	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and
Principal Accounting Officer