Form 10-K
period 2004-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2004-12-14
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:
September 30, 2004

Commission File Number: 0-17122

FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-0866076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina	29401

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (843) 529-5933

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
YES [X] NO [   ]

        The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on March 31, 2004, was $375,885,888 (12,550,447 shares at $29.95 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% shareholders are affiliates.

        As of November 30, 2004 there were issued and outstanding 12,292,876 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The Nasdaq Stock Market under the symbol "FFCH."

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I

Item 1.	Business	1
	General	1
	Discussion of Forward-Looking Statements	1
	Lending Activities	2
	Investment Activities	8
	Insurance Activities	9
	Sources of Funds	10
	Asset and Liability Management	12
	Subsidiary Activities of the Association	13
	Subsidiary Activities of the Company	14
	Competition	14
	Personnel	14
	Regulation	15
	Other Information	20

Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	22

	PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	22

Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	76

	PART III
Item 10.	Directors and Executive Officers of the Registrant	76
Item 11.	Executive Compensation	77
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	77
Item 13.	Certain Relationships and Related Transactions	77
Item 14.	Principal Accountant Fees and Services	77

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	78

PART I

ITEM 1. BUSINESS

GENERAL

        First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under Delaware law in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"), a federally-chartered stock savings and loan association. The Company owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. Insurance agency operations are conducted under another First Financial subsidiary, First Southeast Insurance Services, Inc. ("FSIns"), and affiliate the Kimbrell Insurance Group, Inc. ("Kimbrell"). Kimbrell was formed in January 2004 to hold ownership in The Kimbrell Company, Inc./Florida and Preferred Markets, Inc./Florida, Inc., managing general agencies; and Atlantic Acceptance Corporation, a premium finance company. At September 30, 2004, First Financial had total assets of $2.4 billion, total deposits of $1.5 billion and stockholders' equity of $165.2 million.

        First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size at September 30, 2004. First Federal conducts its business through operation centers located in Charleston and Conway, and 38 full service retail branch sales offices, seven in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (3), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

        The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through direct subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities.

        First Federal is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

        The Association is subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Association's compliance with capital requirements, see "Regulation - Federal Regulation of Savings Associations - Capital Requirements" below and Note 20 of Notes to Consolidated Financial Statements contained in Item 8.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report. These forward-looking statements include, among others, statements regarding management's belief concerning the adequacy of the allowance for loan losses, the ability of the Company to meet its contractual commitments, management's belief with respect to the economic and interest rate environments and their impact on the Company, management's belief regarding the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans and the expected impact on the Company of recent accounting pronouncements. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

        Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Annual Report. These factors include, but are not limited to: (i) changes in the levels of general interest rates, deposit interest rates, the net interest margin, and funding sources; (ii) the strength of the U.S. economy and the strength of the local economies in which the Company operates; (iii) the ability of the Company to control costs and expenses; (iv) the ability of the Company to efficiently incorporate acquisitions into its operations; (v) the ability of the Company to successfully complete consolidation and conversion activities; (vi) the ability of the Company to offer competitive products and pricing; (vii) the ability of the Company to resolve outstanding credit issues and manage loan delinquency rates; (viii) costs and effects of litigation; (ix) the effect of changes in federal and state regulation; and (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

LENDING ACTIVITIES

General

        The Company seeks to maintain a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries. At September 30, 2004, the Company's net loan portfolio totaled approximately $1.8 billion, or 74.4% of the Company's total assets. Because lending activities comprise such a significant source of revenue, the Company's main objective is to adhere to sound lending practices. Management also emphasizes lending in the local markets served by the Company. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. However, the Company has, in recent periods, focused more heavily on the origination of consumer and commercial business loans. In addition, the Company selectively originates non-residential real estate loans. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina.

        Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $44.4 million in fiscal 2004. In recent years, the Company added to its correspondent lending program second mortgage and mobile home lending programs. The second mortgage program was discontinued during fiscal 2002. During fiscal 2004, the Company funded approximately $31.0 million of originations of manufactured home loans, substantially all of which were closed under this program.

        The Company originates both fixed-rate and adjustable-rate loans and generally sells and retains the servicing on fixed rate loans originated. A large percentage of single-family loans are made pursuant to guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors. The Company's primary single-family product is the conventional mortgage loan. However, loans are also originated that are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

        The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)
	September 30,
	2004	2003	2002	2001	2000

Real estate - residential mortgages
(1-4 family)	$987,825	$1,104,578	$1,196,066	$1,181,916	$1,185,219
Real estate - residential construction	73,542	35,518	54,437	74,867	80,806
Commercial secured by real estate
including multi-family	223,994	210,315	199,393	196,083	199,592
Commercial financial and agricultural	57,594	43,621	39,227	38,142	29,891
Land	101,263	87,844	100,854	107,582	99,259
Home equity loans	189,232	154,787	157,477	145,170	121,993
Mobile home loans	143,502	129,934	111,830	90,262	63,016
Credit cards	11,747	11,601	11,473	11,767	11,643
Other consumer loans	91,370	81,000	93,831	105,169	115,339

Total gross loans receivable	$1,880,069	$1,859,198	$1,964,588	$1,950,958	$1,906,758
Allowance for loan losses	(14,799)	(14,957)	(15,824)	(15,943)	(15,403)
Loans in process	(48,423)	(42,448)	(23,832)	(28,755)	(51,658)
Deferred loan fees and
discounts	738	139	(104)	(927)	(1,200)

Loans receivable, net	$1,817,585	$1,801,932	$1,924,828	$1,905,333	$1,838,497

Percentage of Loans
Receivable, net
Real estate - residential mortgages
(1-4 family)	54.3%	61.3%	62.1%	62.0%	64.5%
Real estate - residential construction	4.1	2.0	2.8	3.9	4.4
Commercial secured by real estate
including multi-family	12.3	11.7	10.4	10.3	10.9
Commercial financial and agricultural	3.2	2.4	2.0	2.0	1.6
Land	5.6	4.9	5.2	5.6	5.4
Home equity loans	10.4	8.6	8.2	7.6	6.6
Mobile home loans	7.9	7.2	5.8	4.7	3.4
Credit cards	0.6	0.6	0.6	0.6	0.6
Other consumer loans	5.0	4.5	4.9	5.6	6.3

Total gross loans receivable	103.4%	103.2%	102.0%	102.3%	103.7%
Allowance for loan losses	(0.8)	(0.8)	(0.8)	(0.8)	(0.8)
Loans in process	(2.6)	(2.4)	(1.2)	(1.5)	(2.9)
Deferred loan fees and
discounts

Loans receivable, net	100.0%	100.0%	100.0%	100.0%	100.0%

        The following table shows, at September 30, 2004, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts, allowances for loan losses, or loans in process. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Table 2
SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

		After One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total

Consolidated
Real estate mortgages
Floating or adjustable interest rates	$ 50,807	$ 55,055	$ 596,923	$ 702,785
Predetermined interest rates	40,617	120,455	474,344	635,416
Consumer loans
Floating or adjustable interest rates	11,972	16,877	166,949	195,798
Predetermined interest rates	19,932	28,492	191,629	240,053
Commercial financial and agricultural
Floating or adjustable interest rates	21,920	8,130	369	30,419
Predetermined interest rates	5,702	16,405	5,068	27,175
Total of loans with:
Floating or adjustable interest rates	$ 84,699	$ 80,062	$ 764,241	$ 929,002
Predetermined interest rates	$ 66,251	$ 165,352	$ 671,041	$ 902,644

Residential Mortgage Lending

        At September 30, 2004, one- to four-family residential mortgage loans, including residential construction loans, totaled $1.06 billion, or 58.4% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.

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

        The Company emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its loan portfolio. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company may offer a rate of interest on these loans below the fully-indexed rate for the initial period of the loan. These loans are underwritten on the basis of the fully-indexed rate. The Company presently offers single-family ARMs indexed to the one-year constant maturity treasury index or to a six month or one year LIBOR rate. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds.

        The Company originates residential mortgage loans with loan-to-value ratios up to 103%. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. All property securing real estate loans made by the Company is appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. Loans are usually made pursuant to guidelines which will permit the sale of these loans in the secondary market.

        The Company offers various other residential lending programs, including two-step mortgage loans originated principally for first-time homebuyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves. In addition to the above, the Company also offers FHA (Federal Housing Administration) and VA (Veterans Administration) residential mortgage loans in accordance with their established standards and policies.

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

Commercial Real Estate, Multi-family and Land Lending

        At September 30, 2004, the Company's commercial real estate and multifamily portfolio totaled $224.0 million, or 12.3% of total net loans. Loans made with land as security totaled $101.3 million, or 5.6% of total net loans. Land loans include both residential lot financing and loans secured by land used for business purposes. In recent years, the Company has limited growth in loans made on commercial real estate, multi-family properties and on land acquisition/development projects, and has placed greater emphasis on single-family real estate lending, shorter term commercial lending for owner-user businesses and consumer lending.

        Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment. Generally, loans have adjustable rates and the rate may be fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans may vary but will not exceed 20 years. In the past, the Company originated a substantial portion of its commercial real estate loans at rates generally 2% to 3% above its prevailing cost of funds. As these loans reach call or loan review dates or refinance, it is the Company's current policy to negotiate most of these loans to new terms based either on the prime lending rate or LIBOR as the interest rate index or to fix the rate of interest for a three year to five year period. Business loans to owner-users secured by these types of collateral are generally made on an adjustable rate basis.

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

        The Company's commercial business loans are generally made on a secured basis with terms that do not exceed five years. The Company's commercial business loans typically have interest rates that change at periods ranging from 30 days to one year based either on prime lending rate or LIBOR as the interest rate index or to a fixed rate at the time of commitment for a period not exceeding five years. At September 30, 2004, the Company's commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $57.6 million, which represented 3.2% of total net loans receivable. The Company generally obtains personal guarantees when arranging business financing.

Consumer Lending

        Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $435.9 million at September 30, 2004, or 23.9% of net loans receivable. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $189.2 million, or 43.4% of all consumer loans. Mobile home loans comprise $143.5 million, or 32.9% of consumer loans. Other consumer loans primarily consist of loans secured by boats, automobiles and credit cards.

Loan Sales and Servicing

While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank ("FHLB") of Atlanta under its Mortgage Partnership Program, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other institutional investors. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability objectives of management and to develop a source of fee income through loan servicing. At September 30, 2004, the Company was servicing loans for others in the amount of $952.6 million.

        Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. The Company may also sell adjustable rate loans depending on market conditions at the time of origination. Sales of residential loans totaled $214.6 million in fiscal 2004, $504.6 million in fiscal 2003 and $353.7 million in fiscal 2002.

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

        Construction lending also involves a higher degree of risk than residential mortgage lending. It is more difficult to evaluate construction loans because loan funds are advanced upon the security of the project under construction.

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

        Mobile home lending involves additional risks as a result of higher loan to value ratios usually associated with these types of loans. Mobile home lending may also involve higher loan amounts than other types of consumer loans. The most frequent purchasers of mobile homes are retirees and younger, first time buyers. These borrowers may be deemed to be relatively high credit risks due to various factors. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans with more creditworthy borrowers. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. During recent years, the level of default on mobile homes has increased and the resale market has been flooded with higher numbers of repossessed units. The Company believes that current market conditions remain weak for resale of inventory.

        All of the above risk factors are present in the Company's loan portfolio and could have an impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

        The Association's permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2004, First Federal's lending limits under this restriction was $28.1 million. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances, subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Association may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Association is not placed in a more detrimental position than if it had held the asset. At September 30, 2004, the largest aggregate amount of loans by First Federal to any one borrower, including related entities, was approximately $18.7 million. All of these loans were performing according to their respective terms at September 30, 2004.

Delinquencies and Nonperforming Assets

        Delinquent and problem loans are a normal part of any lending activity. When a borrower fails to make a required payment on a loan, the Company attempts to cure the default by contacting the borrower. The Company contacts the borrower after a payment is past due 20 days, and a late charge is assessed on the loan. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan continues 60 to 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action. The Company may accept voluntary deeds of the secured property in lieu of foreclosure.

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

        When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $15.9 million in assets as substandard as of September 30, 2004 compared to $14.1 million as of September 30, 2003.

        The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $1.8 million of assets designated "special mention" and there were no assets designated as "doubtful" as of September 30, 2004. As of September 30, 2003 the Company had $9.3 million of assets designated "special mention" and $350 thousand of assets designated as "doubtful."

        Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

        For further discussion of the Company's problem assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position - Asset Quality," and Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

INVESTMENT ACTIVITIES

        The Association is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company and the Association within policies established by the Company's and the Association's Boards of Directors.

        At September 30, 2004, the Company's investment and mortgage-backed securities portfolio totaled approximately $409.7 million, which included stock in the FHLB of Atlanta of $33.9 million. Investment securities included U.S. Government and agency obligations, corporate bonds and mutual funds approximating $28.9 million. Mortgage-backed securities totaled $346.8 million as of September 30, 2004. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

        The Company achieves the objectives of its investment policies through investing in U.S. Government, federal agency, corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of the Company and the Association. Investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee, which executes investment policy. The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

        As a member of the FHLB System, the Association is required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System." The stock of the FHLB of Atlanta is redeemable at par value.

        Securities may differ in terms of default risk, interest risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company may invest in U.S. Government and federal agency obligations. U.S. Government obligations are regarded as free of default risk. The issues of most government agencies are backed by the strength of the agency plus a strong implication that in the event of financial difficulty the agency would be assisted by the federal government. The credit quality of corporate debt varies widely. The Company only invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

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

Table 3
INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(in thousands)

	As of September 30,
	2004		2003		2002

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Securities Available for Sale:
U.S. Treasury and U.S. Government
agencies and corporations	$3,245	$3,230	$2,250	$2,253	$2,246	$2,281
Corporate debt and other securities	15,889	15,869	10,493	10,404	4,278	4,174
Mutual funds	9,827	9,827	1,130	1,130	830	830
Mortgage-backed securities	349,199	346,847	302,285	303,470	129,855	133,568

Total securities available for sale	$378,160	$375,773	$316,158	$317,257	$137,209	$140,853

Table 4
MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2004
(dollars in thousands)

		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total

U.S. Treasury and U.S. Government
agencies and corporations		$3,245			$3,245
Corporate debt and other securities	$992			$14,897	15,889
Mutual funds	9,827				9,827
Mortgage-backed securities	36	1,049	$27,348	320,766	349,199

	$10,855	$4,294	$27,348	$335,663	$378,160

Weighted average yield
U.S. Treasury and U.S. Government
agencies and corporations		2.34%			2.34%
Corporate debt and other securities	2.96%			3.38%	3.35
Mutual funds	1.18				1.18
Mortgage-backed securities	7.70	8.02	4.40%	3.79	3.85

	1.28%	3.73%	4.40%	3.78%	3.75%

INSURANCE ACTIVITIES

        First Southeast Insurance Services, Inc. ("FSIns") and its subsidiaries, Kinghorn Insurance Services and Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina. FSIns operates through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office each in Columbia, South Carolina and Lake Wylie, South Carolina. Kimbrell Insurance Group, Inc. ("Kimbrell") operates through one office located in Murrells Inlet, South Carolina. Kimbrell and its subsidiaries operate as managing general agencies and a premium finance company.

       Total revenues for fiscal 2004 were $17.5 million and consist principally of commissions paid by insurance companies. Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Substantially all contingency income, which totaled $1.7 million in fiscal 2004 and $1.3 million in fiscal 2003, is received in the first calendar quarter of each year.

        Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns's and Kimbrell's customers. In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates. Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns and Kimbrell. Insurance revenues for fiscal 2004, 2003 and 2002 accounted for approximately 10.6%, 7.8% and 5.4%, respectively, of gross revenues of the Company.

        Through its relationship with these affiliates, First Federal markets FSIns's insurance products and services to its customers. Additionally, First Federal employees refer retail and business customers to FSIns. FSIns also refers customers to Kimbrell for additional insurance needs.

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

Deposits

        The Company offers a number of deposit accounts including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts ("IRAs") and certificate accounts which generally range in maturity from three months to five years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. For a schedule of the dollar amounts in each major category of the Company's deposit accounts, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

        The Association is subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and competitive factors. The Asset and Liability Committee of the Association meets frequently and makes changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from such external conditions. Deposits are attractive sources of liquidity because of their stability, generally lower cost than other funding sources and the ability to provide fee income through service charges and cross-sales of other services.

        The Association's deposits are obtained primarily from residents of South Carolina. Management estimates that less than 3% of deposits at September 30, 2004, are obtained from customers residing outside of its market area in South Carolina and North Carolina. The Company's principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.

Jumbo Certificates of Deposit

        The Company does not rely significantly on large denomination time deposits. The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2004. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Table 5
JUMBO CERTIFICATES OF DEPOSITS
(dollars in thousands)

Maturity Period

Three months or less	$29,599
Over three through six months	7,136
Over six through twelve months	6,130
Over twelve months	3,771

Total	$46,636

Borrowings

        The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta serves as the Company's primary borrowing source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage and certain second mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions. Advances must be fully collateralized and limits are established for the Association. Currently, the FHLB of Atlanta has granted the Association a limit on FHLB of Atlanta advances of 40% of First Federal's assets, or $958.3 million.

        At September 30, 2004, the Company had advances totaling $658.0 million from the FHLB of Atlanta at a weighted average rate of 3.75%. At September 30, 2004, the original maturity of the Association's FHLB advances ranged from one to ten years.

        For more information on borrowings, see Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

        During 1998, the Company entered into a loan agreement with another bank for a $25.0 million funding line, which was increased to $35.0 million during fiscal 2000. The rate on the funding line was based on three month LIBOR. In March 2004, the outstanding balance on this line of credit was repaid from partial proceeds from the issuance of long-term debt associated with Trust preferred securities and the line was cancelled. For more information on Trust preferred securities, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

        Prior to the purchase of Kimbrell by the Company, a subsidiary of Kimbrell entered into a secured $2.0 million funding line of credit with another bank. At September 30, 2004 the balance on this line of credit was $1.3 million.

Long-term debt

        The Company's long-term debt totaled $46.4 million at September 30, 2004 primarily related to the issuance of the trust preferred securities. See Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

        The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

Table 6
BORROWINGS
(dollars in thousands)

	At or For the Year Ended September 30,

	2004	2003	2002

Weighted Average Rate Paid On (at end of period):
FHLB advances	3.75%	4.29%	4.99%
Bank line of credit		3.12	3.82
Line of credit to subsidiary	3.62
Trust Preferred Securities	7.00
Maximum Amount of Borrowings Outstanding (during period):
FHLB advances	$ 767,000	$600,000	$701,000
Securities sold under agreements to repurchase	159,502		66,316
Bank line of credit	24,075	26,750	26,750
Line of credit to subsidiary	2,019
Trust Preferred Securities	46,392
Approximate Average Amount of Borrowings
With Respect To:
FHLB advances	636,204	549,826	633,553
Securities sold under agreements to repurchase	76,076		5,434
Bank line of credit	11,577	26,560	23,758
Line of credit to subsidiary	1,379
Trust Preferred Securities	23,361
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	3.89%	4.94%	4.70%
Securities sold under agreements to repurchase	1.27		2.92
Bank line of credit	3.03	3.50	4.12
Line of credit to subsidiary	3.31
Trust Preferred Securities	7.00

ASSET AND LIABILITY MANAGEMENT

Market Risk

        Market risk is the risk of economic loss resulting from adverse changes in market prices and rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

        The Company performs analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 3.9%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would decrease by .2% over that period.

        Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management." This test measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2004, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point instantaneous increase in rates would decrease net interest income over a twelve-month period by 27.9% and decrease net portfolio value by 5.7%. According to OTS instructions, as a result of the current historically low level of market interest rates, modeling a 200 basis point decline in rates was deemed unrealistic and not performed. However, based on internal calculations, a 100 basis point instantaneous decline in rates would increase net interest income over a twelve-month period by 3.3% and decrease net portfolio value by 2.5% in the same period.

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

        The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 2004. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Table 7
INTEREST-SENSITIVE ASSETS AND LIABILITIES
 (dollars in thousands)

	Expected Maturity/Principal Repayments at September 30,

	Average
	Rate	2005	2006	2007	2008	2009	Thereafter	Cost	Fair Value

Interest-sensitive assets:
Loans receivable	6.01%	$ 272,638	$ 231,742	$ 196,981	$ 167,434	$ 142,319	$ 806,471	$ 1,817,585	$ 1,837,084
Mortgage-backed securities	3.85	87,300	65,475	49,106	36,830	27,622	82,866	349,199	346,847
Investments and other
interest-earning assets	2.50	10,819		3,245			14,897	28,961	28,926
FHLB Stock	3.31						33,900	33,900	33,900
Interest-sensitive liabilities:
Checking accounts	0.27	98,025	44,879	44,853	12,001	12,001	53,173	264,932	264,932
Savings accounts	0.55	28,388	21,558	21,558	14,061	14,044	67,381	166,990	166,990
Money Market accounts	0.85	192,088	13,379	13,379	6,373	6,373	11,581	243,173	243,173
Certificate accounts	2.90	379,643	116,848	116,449	30,082	25,450	3,131	671,603	674,601
Borrowings	3.96	369,262	50,000	75,000	15,000		196,392	705,654	725,179

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

First Southeast Fiduciary & Trust

        First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services to customers of the Association. Assets under management totaled $86.8 million at September 30, 2004.

SUBSIDIARY ACTIVITIES OF THE COMPANY

Insurance Operations

First Southeast Insurance Services

        First Southeast Insurance Services, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. The Company acquired Peoples Federal in 1992. During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased. In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal. During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina in 2002 and Woodruff & Company, Inc. of Columbia, South Carolina in 2003. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc., based in Pittsburgh, Pennsylvania. During 2004, First Southeast Insurance Services, Inc. purchased a small book of business in the Florence, S.C. area.

Kimbrell Insurance Group, Inc.

        Kimbrell Insurance Group, Inc. was incorporated in January 2004 as the holding company for the operations of The Kimbrell Company, Inc., The Kimbrell Company, Inc./Florida, Preferred Markets, Inc., Preferred Markets, Inc./Florida and Atlantic Acceptance Corporation, which were purchased in 2004.

First Southeast Investor Services

        First Southeast Investor Services, incorporated in South Carolina, has been a NASD-registered introducing broker dealer since 1998. First Southeast Investor Services offers a variety of investment products and services in strategically located offices throughout First Financial's market area.

COMPETITION

        First Federal was the largest savings association headquartered in South Carolina at September 30, 2004, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

        The Company's competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, insurance companies, developers, tract builders and other institutional lenders. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided borrowers, developers, real estate brokers and home builders.

PERSONNEL

        As of September 30, 2004, the Company had 792 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

REGULATION

        The Association, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Association also is subject to regulation and examination by the FDIC, which insures the deposits of the Association to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

        The OTS regularly examines the Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that it may find in the Association's operations. The FDIC also has the authority to examine the Association in its roles as the administrator of the SAIF. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Association's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company, the Association and their operations.

Federal Regulation of Savings Associations

Office of Thrift Supervision

        The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

        All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2004 was $228,000.

Federal Home Loan Bank System

        The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta. At September 30, 2004, the Association had $33.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 3.38% and were 3.50% for the fiscal year ended September 30, 2004.

Federal Deposit Insurance Corporation

        The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Association is a member of the SAIF. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

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

        The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

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

        Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.50 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

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

Prompt Corrective Action

        The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At September 30, 2004, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 20 of the Notes of Consolidated Financial Statements contained in Item 8 herein.

Standards for Safety and Soundness

        The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the OTS may require the Association to submit to it an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management is aware of no conditions relating to these safety and soundness standards that would require submission of a plan of compliance.

Qualified Thrift Lender Test

        The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2004, the Association was in compliance with the QTL test.

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

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% unless insured to such ratio by an insurer approved by Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Association (FHLMC).

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

        See Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 herein for a summary of all applicable capital requirements of First Federal.

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

Financial Services Modernization

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

The USA Patriot Act

        In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

        Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

  Financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.
  Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.
  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        The Company's policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

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

        The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act") of 1934.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Activities

        Prior to the consolidation of Peoples Federal into First Federal, the Company was classified as a multiple savings and loan holding company. Following the consolidation of Peoples Federal into First Federal, the Company became a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Association and any other subsidiaries (other than the Association or any other SAIF-insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution; (iv) holding or managing properties used or occupied by a subsidiary insured institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

OTHER INFORMATION

        The Company makes available, free of charge through its website (www.firstfinancialholdings.com), the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the executive officers of the Company and the Association. The individuals listed below are executive officers of the Company and the Association, as indicated.
Name		Age[1]	Position

A. Thomas Hood		58	President and Chief Executive Officer of the Company and
			President and Chief Executive Officer of First Federal

John L. Ott, Jr.		56	Executive Vice President of the Company and Executive Vice
			President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.		57	Executive Vice President of the Company and Executive Vice
			President/Lending Division of First Federal

Susan E. Baham		54	Executive Vice President and Chief Financial Officer
			of the Company and First Federal

C. Alexander Elmore		44	Senior Vice President of the Northern Region of First Federal

1	At September 30, 2004.

        The following is a description of the principal occupation and employment of the executive officers of the Company and the Association during at least the past five years.

        A. Thomas Hood has been the President and Chief Executive Officer of the Company since July 1, 1996. Mr. Hood had served as Executive Vice President and Chief Operating Officer of the Company from February 1, 1995 through June 30, 1996. Mr. Hood served as Treasurer of the Company and its Chief Financial Officer from 1984 until 1996. Mr. Hood was named President and Chief Executive Officer of First Federal effective February 1, 1995. Prior to that time, he had been Executive Vice President and Treasurer of First Federal since 1984. As President and Chief Executive Officer of the Company and of First Federal, Mr. Hood is responsible for the daily business operations of the Company and of First Federal under policies and procedures established by the Board of Directors. Mr. Hood joined First Federal in 1975.

        John L. Ott, Jr. is the Executive Vice President of the Company and First Federal and is responsible for directing and coordinating all retail banking operations, special savings and retirement programs and the sale of non-deposit investment products. He joined First Federal in 1971 and prior to becoming Executive Vice President of Retail Banking in January 2004, he was the Senior Vice President for Retail Banking.

        Charles F. Baarcke, Jr. is the Executive Vice President of the Company and First Federal. He is responsible for all lending operations, loan servicing and sales. He joined First Federal in 1975 and prior to becoming Executive Vice President for Lending Operations in January 2004, he was the Senior Vice President of Lending Operations.

        Susan E. Baham became the Executive Vice President in January 2004 and Chief Financial Officer of the Company and of First Federal on July 1, 1996. Previously, Mrs. Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984. Mrs.

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

        Pursuant to the Company's Bylaws, executive officers are elected on an annual basis.

ITEM 2. PROPERTIES

        In fiscal 2004, the Company purchased the Summit Corporate Center, which is the location of its corporate offices. The property consists of a one-story building that is currently occupied by the Company and an adjacent four-story building that is approximately 90% leased to other tenants. These buildings are located at 2430 and 2440 Mall Drive, Charleston, South Carolina. First Federal owns 33 of its branch offices. The Company has recently sold its office at 34 Broad Street in downtown Charleston and will now lease a portion of that building as a branch site. This location will continue to be designated as the Company's home office. Approximately 42% of its offices in Beaufort County are leased to others. The remaining 14 branch offices are leased properties on which First Federal has constructed banking offices. All of the leases include various renewal or purchase options. A regional operations center owned by the Company is also located in Conway, South Carolina. Approximately 28% of the building is leased to others.

        FSIns, Kimbrell and their affiliates lease space for certain insurance agency operations in Charleston, Lake City, Myrtle Beach, Murrells Inlet, Hilton Head, Bluffton, Ridgeland, Lake Wylie and Columbia, South Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities. First Federal also owns land purchased for potential future branch locations.

        The Company evaluates on a continuing basis the suitability and adequacy of all of its facilities, including branch offices and service facilities, and has active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. The Company believes its present facilities are adequate for its operating purposes.

        At September 30, 2004, the total book value of the premises and equipment owned by the Company was $50.6 million. Reference is made to Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 9 for further details on the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

        In September 1998, Peoples Federal filed a declaratory judgment action in Georgetown County, which named certain mortgage debtor defendants from a prior foreclosure and others, seeking a judicial determination of claims made by the former mortgage debtors against Peoples Federal as purchaser of the property foreclosed. A final order was issued in October 2001. The ruling resulted in a net money judgment in Peoples Federal's favor for conspiracy to devalue the foreclosed property. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation, which were varied. Both sides appealed. Peoples Federal was consolidated into First Federal on August 30, 2002.

        In April 2004, the South Carolina Supreme Court ruled in favor of Peoples Federal. The Court upheld the conspiracy finding, upheld the punitive damages ($600 thousand) awarded to Peoples Federal for the conspiracy, reversed an award of assessments and attorney's fees against Peoples Federal, and ruled Peoples Federal has developer's rights on the foreclosed property under the restrictive covenants as amended. The Court remanded the case for re-determination of the actual damages awarded to Peoples Federal for the conspiracy, due to an apparent double recovery. Peoples Federal was also awarded costs on the appeal as prevailing party.

        A petition for rehearing of the appeal filed by the former mortgage debtors and others was denied by the Supreme Court. Following motions on the remand, an order was entered in August 2004, setting the actual conspiracy damage award to Peoples Federal at approximately $455 thousand, plus the $600 thousand punitive damages previously awarded and affirmed on appeal. Motion for reconsideration of that award was denied.

        The former mortgage debtors and others also filed motions for supplemental relief for developers' assessments, fees, and costs of approximately $850 thousand, and for further determination of development rights. That motion was denied. A motion to refer the supplemental relief issues to the Special Referee who entered the conspiracy award on remand was also denied and denial of that motion to refer remains under reconsideration as of November 30, 2004. The judgment debtors paid a conspiracy judgment in October 2004. The amount of the payment was approximately $1.25 million and was recorded in the first quarter of fiscal year 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters
Table 8
				Cash Dividend
		High	Low	Declared

2004:
	First Quarter	$33.14	$29.06	$0.220
	Second Quarter	32.89	25.75	0.220
	Third Quarter	31.00	26.82	0.220
	Fourth Quarter	31.45	27.01	0.220

2003:
	First Quarter	$28.69	$22.58	$0.190
	Second Quarter	26.98	23.67	0.190
	Third Quarter	29.50	24.01	0.190
	Fourth Quarter	31.73	26.58	0.190

STOCK PRICES AND DIVIDENDS

        The Company's common stock is traded in the Nasdaq National Market under the symbol "FFCH." Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, "FstFHld" or a similar variation. As of September 30, 2004, there were 2,366 stockholders of record.

        The Company has paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 17 times with the most recent dividend paid in November 2004, at $.23 per share. Cash dividends per share totaled $.88, $.76 and $.68 for fiscal 2004, 2003 and 2002, respectively. These dividends per share amounted to 44.67%, 35.85% and 32.38% of basic net income per common share, respectively.

        Please refer to Item 1. "Business--Regulation--Federal Regulation of Savings Associations--Limitations on Capital Distributions" for information with respect to current restrictions on the Association's ability to pay dividends to the Company.

Issuer Purchases of Equity Securities

Table 9
ISSUER PURCHASES OF EQUITY SECURITIES
	For the Three Months Ended September 30, 2004

			Total Number	Maximum Number
	Total		of Shares	of Shares that
	Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

7/1/2004 thru 7/31/2004	24,000	$ 28.86	24,000	180,800
8/1/2004 thru 8/31/2004	69,422	29.32	67,300	113,500
9/1/2004 thru 9/30/2004	25,124	30.40	23,900	89,600

	118,546	29.45	115,200

	For the Twelve Months Ended September 30, 2004

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2003 thru 10/31/2003	1,785	$ 31.42		506,700
11/01/2003 thru 11/30/2003	16,284	30.26	10,000	496,700
12/01/2003 thru 12/31/2003	2,266	32.33		496,700
1/1/2004 thru 1/31/2004	11,130	29.64	11,000	485,700
2/1/2004 thru 2/29/2004	55,484	29.62	52,000	433,700
3/1/2004 thru 3/31/2004	5,644	29.68	4,000	429,700
4/1/2004 thru 4/30/2004	12,000	29.17	12,000	417,700
5/1/2004 thru 5/31/2004	100,704	29.04	97,300	320,400
6/1/2004 thru 6/30/2004	115,842	29.62	115,600	204,800
7/1/2004 thru 7/31/2004	24,000	28.86	24,000	180,800
8/1/2004 thru 8/31/2004	69,422	29.32	67,300	113,500
9/1/2004 thru 9/30/2004	25,124	30.40	23,900	89,600

	439,685	29.48	417,100

        On May 22, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. On April 20, 2004, the Company announced that the Board of Directors extended the expiration date from March 31, 2004 until November 30, 2004. The Company has purchased 560,400 shares under the current repurchase program.

        The Company's employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months and fiscal year ended September 30, 2004, 3,346 and 22,585 shares, respectively, were repurchased under these provisions.

ITEM 6. SELECTED FINANCIAL DATA
	At or For the Year Ended September 30,
	2004	2003	2002	2001	2000

	(dollars amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$126,593	$134,381	$154,026	$173,277	$161,642
Interest expense	49,991	55,921	71,342	102,908	98,888

Net interest income	76,602	78,460	82,684	70,369	62,754
Provision for loan losses	(5,675)	(6,235)	(5,888)	(4,975)	(2,745)

Net interest income after provision
for loan losses	70,927	72,225	76,796	65,394	60,009
Other income	42,175	40,965	30,959	24,918	18,310
Non-interest expense	(74,764)	(70,781)	(63,944)	(55,143)	(47,884)
Income tax expense	(13,784)	(15,198)	(15,659)	(12,610)	(10,507)

Net income	$24,554	$27,211	$28,152	$22,559	$19,928

Per Common Share
Net income	$1.97	$2.12	$2.10	$1.69	$1.49
Net income, diluted	1.92	2.07	2.04	1.64	1.47
Book value	13.43	13.02	12.55	11.71	10.35
Dividends	0.88	0.76	0.68	0.62	0.56
Dividend payout ratio	44.67%	35.85%	32.38%	36.69%	37.58%

At September 30,
Assets	$2,442,313	$2,322,882	$2,264,674	$2,325,664	$2,256,511
Loans receivable, net	1,817,585	1,801,932	1,924,828	1,905,333	1,838,497
Mortgage-backed securities	346,847	303,470	133,568	208,153	247,095
Investment securities and FHLB stock	62,826	43,687	37,035	39,409	45,492
Deposits	1,520,817	1,481,651	1,440,271	1,395,785	1,241,295
Borrowings	705,654	622,075	603,907	715,066	828,022
Stockholders' equity	165,187	163,006	165,648	156,893	137,851
Number of offices	47	45	44	44	40
Full-time equivalent employees	792	767	763	719	638

Selected Ratios:
Return on average equity	14.86%	16.65%	17.29%	15.27%	15.21%
Return on average assets	1.01	1.21	1.23	0.98	0.91
Gross interest margin	3.35	3.66	3.69	3.00	2.77
Net interest margin	3.38	3.74	3.82	3.20	2.99
Efficiency ratio	63.22	59.76	56.29	58.76	59.45
Average equity as a percentage of
average assets	6.82	7.23	7.10	6.40	5.99

Asset Quality Ratios:
Allowance for loan losses to net loans	0.81%	0.83%	0.82%	0.84%	0.84%
Allowance for loan losses to
nonperforming loans	174.06	147.06	129.77	141.44	178.65
Nonperforming assets to loans and real estate
and other assets acquired in
settlement of loans	0.69	0.79	0.78	0.77	0.79
Nonperforming assets to total assets	0.51	0.61	0.67	0.63	0.64
Net charge-offs to average loans	0.32	0.38	0.31	0.24	0.11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The information presented in the following discussion of financial results of First Financial is largely indicative of the activities of its operating subsidiary, First Federal, which comprises the substantial majority of the consolidated net income, revenues and assets of the Company. Another growing segment of the Company is insurance activities. The following discussion should be read in conjunction with the Selected Consolidated Financial Data contained in Item 6 of this report and the Consolidated Financial Statements and accompanying notes contained in Item 8 of this report.

        First Financial's net income was $24.6 million in fiscal 2004 compared with $27.2 million in fiscal 2003, declining by 9.8%. Basic and diluted earnings per share in 2004 declined to $1.97 and $1.92, respectively, compared with $2.12 and $2.07, respectively, in 2003. Net income was $28.2 million in 2002, with basic and diluted earnings per share of $2.10 and $2.04, respectively. Net earnings resulted in a return on average equity of 14.86%, 16.65% and 17.29% for the years ended September 30, 2004, 2003 and 2002, respectively. The return on average assets for the three years ended September 30, 2004 was 1.01%, 1.21% and 1.23%, respectively.

        First Financial's earnings declined in fiscal 2004 as a result of several factors. Most notable was a $6.2 million decline in gains from the sales of loans, which had been expected as a result of reductions in refinance activity from fiscal 2003 to fiscal 2004. The Company's net interest income declined by $1.9 million during the year as compared with the prior year, due principally to a lower net interest margin of 3.38% in fiscal 2004 compared with 3.74% in fiscal 2003, offset partially by a $170.3 million increase in average earning assets. Excluding gains on loans sales, income from other non-interest revenue sources increased $7.4 million over fiscal 2003 and increases in non-interest expense slowed to $4.0 million from year ago levels.

        First Financial's net income decreased $1.0 million in fiscal 2003, or approximately 3.3%, from fiscal 2002. As market interest rates declined during the period, loan production levels dramatically increased with increased refinance activity adding materially to loan sales but also resulting in lower balances of loans receivable. The Company's net interest margin declined to 3.74% in fiscal 2003 from 3.82% in fiscal 2002. Average earning asset levels also declined and the combination of these factors lead to a $4.2 million decline in net interest income. Non-interest revenues increased $10.0 million during fiscal 2003 while non-interest expenses increased $6.8 million.

        The Company has continued to execute stock repurchase programs. On May 22, 2003, First Financial announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of First Financial's common stock. Approximately 143,000 shares were repurchased under the program in fiscal 2003 and an additional 417,400 shares were repurchased during fiscal 2004. This program followed a stock repurchase program authorized by the Board on October 24, 2002 to acquire up to 650,000 shares. During fiscal 2003, the Company completed the repurchase program at a final cost of $16.4 million. Average diluted shares for fiscal years ended September 30, 2004 and 2003 declined by 355,360 shares and 658,600 shares, respectively, due principally to the execution of these stock repurchase programs.

Critical Accounting Policies

        First Financial's accounting policies are discussed in Item 8, Note 1 of the Notes to Consolidated Financial Statements. Of these significant accounting policies, First Financial has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments, and could be subject to revision as new information becomes available.

        As explained in Note 1 and Note 8 of Notes to the Consolidated Financial Statements, the allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy's impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's Allowance and related matters, see "Financial Position --Allowance for Loan Losses."

        Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 11 of the Notes to Consolidated Financial Statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management's estimates. The Company utilizes the expertise of a third party consultant to determine this asset's value. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

        The income tax amounts disclosed in Note 17 of the Notes to Consolidated Financial Statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed nine months after year-end, are subject to review and possible revision by the tax authorities up until the statue of limitations has expired. These statues usually expire three years after the time the respective tax returns have been filed.

        Acquisitions by the Company are made through the use of the purchase method of accounting and are more fully discussed in Note 2 of the Notes to Consolidated Financial Statements. The Company relies heavily on third party expertise in the valuing of all acquisitions. Management relies on historical as well as pro-forma balance sheet and income statement information to determine these values. These estimated fair values are subject to change as economic and market specific conditions change.

        The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The Company used the cost method to determine if goodwill was impaired. The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Item 8, Note 1 of the Notes to the Consolidated Financial Statements. Impairment of goodwill was not required based on the most current analysis.

Acquisitions

        On January 29, 2004, First Financial acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company.

        On June 3, 2003, First Financial acquired the southeast portion of the claim access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. The business acquired was consolidated with Benefit Administrators, Inc., an affiliate company of Johnson Insurance Associates, Inc. ("Johnson Insurance"). Johnson Insurance was acquired in fiscal 2002 and is a subsidiary of FSIns. Benefit Administrators, Inc. provides third party administrative services for self-insured health insurance plans.

        On March 21, 2003, First Financial acquired the operations of Woodruff & Company, Inc. ("Woodruff"), an independent insurance agency based in Columbia, South Carolina. Woodruff's operations were merged into Johnson Insurance.

        One of the stated long-term objectives of the Company is diversification of its revenue sources. Increasingly, the Company has sought to achieve this objective through either the purchase of insurance agencies or assets of insurance agencies. The Company also believes these acquisitions present significant cross-sales opportunities and provides the Company with the ability to offer an expanded menu of products to customers.

Financial Position

        At September 30, 2004, First Financial's assets totaled $2.4 billion, increasing by 5.1%, or $119.4 million, from September 30, 2003. First Financial's assets grew only moderately during the year, reflecting an increase in commercial and consumer loan demand while residential mortgage loans declined during the year. The change in assets during fiscal 2004 was principally attributable to increases of $15.1 million in investment securities available for sale, $15.7 million in net loans receivable and loans held for sale, $43.4 million in mortgage-backed securities, $13.4 million in office properties and equipment, $6.1 million in intangible assets, and $4.9 million in other assets. Average assets increased by 7.2% during the year and average interest-earning assets increased by 8.1%.

        At September 30, 2003, First Financial's assets totaled $2.3 billion, increasing slightly, by 2.6%, or $58.2 million, from September 30, 2002. The change in assets was principally attributable to an increase of $169.9 million in mortgage-backed securities, offset by a decline of $122.9 million in net loans receivable and loans held for sale. Lower market interest rates in fiscal 2003 led to record fixed-rate residential loan originations. Agency-qualifying fixed-rate mortgage loan originations are normally sold by the Company, increasing loan sales substantially in fiscal 2003 and also precipitating lower levels of residential loans held in the Company's loan portfolio.

Investment Securities and Mortgage-backed Securities

        At September 30, 2004, available for sale securities totaled $375.8 million compared to $317.3 million at September 30, 2003. Average balances of available for sale securities increased dramatically to $434.9 million during fiscal 2004 from $236.0 million during fiscal 2003. Purchases of available for sale securities totaled $246.7 million during the year ended September 30, 2004. The Company also swapped $27.5 million of 1-4 family residential mortgages for additional mortgage-backed securities. The Company increased purchases of mortgage-backed securities to augment earning asset growth during fiscal 2004. The Company has funded this growth in investments and mortgage-backed securities principally with short-term borrowings and proceeds from the Company's issuance of debt securities.

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

Loans Receivable

        Loans comprise the largest portion of interest-earning assets of the Company, accounting for 80.5% and 88.7% of average interest-earning assets in fiscal 2004 and fiscal 2003, respectively. Compared with balances on September 30, 2003, net loans receivable increased by $15.7 million during fiscal 2004. Loans held for sale declined $16.0 million to $4.1 million at September 30, 2004. Residential real estate loan originations were lower in fiscal 2004 than in fiscal 2003 primarily as a result of less demand for refinances after the record year in fiscal 2003. Residential real estate loan balances declined during the period while other categories of loans increased.

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

Table 10
PROBLEM ASSETS
(dollars in thousands)

	At September 30,

	2004	2003	2002	2001	2000

Non-accrual loans	$8,439	$9,852	$11,860	$8,547	$5,881
Accruing loans 90 days or more delinquent	63	24	29	25	29
Renegotiated loans		295	305	2,700	2,712
Real estate and other assets acquired in settlement of loans	4,003	4,009	2,913	3,337	5,895

	$12,505	$14,180	$15,107	$14,609	$14,517

As a percent of loans receivable and real estate and other
assets acquired in settlement of loans	0.69%	0.79%	0.78%	0.77%	0.79%
As a percent of total assets	0.51	0.61	0.67	0.63	0.64
Allowance for loan losses as a percent of problem loans	174.06	147.06	129.77	141.44	178.65
Net charge-offs to average loans outstanding	0.32	0.38	0.31	0.24	0.11

        Problem assets were $12.5 million at September 30, 2004, or .51% of assets and .69% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2003, problem assets were $14.2 million, or .61% of assets and .79% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual declined to $8.4 million at September 30, 2004 from $9.9 million at September 30, 2003. Real estate and other assets in settlement of loans remained at $4.0 million from September 30, 2003.

        Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain a core level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

Allowance for Loan Losses

        The allowance for loan losses ("Allowance") is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date. Management reviews the adequacy of the Allowance no less frequently than each quarter, utilizing its internal portfolio analysis system. The factors that are considered in a determination of the level of the allowance are management's assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, and concentrations of credit. The value of the underlying collateral is also considered during such reviews.

        The methodology for assessing the adequacy of the Allowance establishes both an allocated and an unallocated component. During the past few years, the calculation of the Allowance was modified and refined to more closely track the Company's historical loss rates. The previous methodology used a range of reserves based on industry loss data for certain types of loans. The allocated component of the Allowance for single family loans is currently based on recent loss rates and also contains a component based on management's assessment of current economic conditions. The allocated components for commercial real estate, multifamily loans and commercial business loans are based principally on current loan grades, recent loss rates and an allocation attributable to current economic conditions. The allocated component for consumer loans is based on loan payment status, recent loss rates and also includes an allocation based on economic conditions. Management is currently using the most recent prior year's loss rates in determining its allocated allowance because long-term historical loss rates may not adequately reflect economic conditions since fiscal 2001. The allocation based on economic conditions is determined based on management's judgment and was reduced by five basis points in the current year based on improved economic conditions.

        The unallocated component of the Allowance represents the results of analyses that estimate probable losses inherent in the portfolio that are not fully captured in the allocated allowance. These analyses include but are not limited to industry concentrations, model imprecision and the estimated impact of current economic conditions on historical loss rates. The Company continually monitors trends in loan portfolio qualitative and quantitative factors, including trends in the levels of past due, criticized and nonperforming loans. The trends in these factors are used to evaluate the reasonableness of the unallocated component.

        To determine the adequacy of the Allowance and the need for potential changes to the Allowance, a formal analysis is completed quarterly to assess the risk within the loan portfolio. This assessment includes analyses of historical performance, past due trends, the level of nonperforming loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information. Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system. The resulting conclusions are reviewed and approved by senior management.

        The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations. Should the loan portfolio increase substantially, should current loss experience continue in future periods, or should classified and delinquent loans increase or economic conditions deteriorate further, then the provision for loan losses may increase in future periods. The entire Allowance is available to absorb losses in the loan portfolio.

        Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of the Company.

        The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. These regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.

        The Allowance totaled $14.8 million and $15.0 million, or .81% and .83% of net loans, at September 30, 2004 and 2003, respectively. During fiscal 2004, First Financial lowered the Allowance by $158 thousand in connection with reductions in certain types of classified assets, changes in the composition of the loan portfolio and the level of charge-offs. The ratio of the Allowance to nonperforming loans, which include nonaccrual loans, accruing loans 90 days or more delinquent and renegotiated loans, was 1.74 times and 1.47 times at September 30, 2004 and 2003, respectively. Nonperforming loans decreased to $8.5 million as of September 30, 2004 from $10.2 million at September 30, 2003. See " - Asset Quality" above. The Company's analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan. Based on the current economic environment and other factors, management believes that the Allowance at September 30, 2004 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

        The following two tables set forth the changes in the Allowance and an allocation of the Allowance by loan category at the dates indicated. Total net loan charge-offs decreased to $5.8 million in fiscal 2004 from $7.1 million in fiscal 2003. Net real estate loan charge-offs totaled $902 thousand in fiscal 2004 compared with net charge-offs of $1.7 million in fiscal 2003. Consumer loan net charge-offs were $4.5 million in fiscal 2004 compared with $4.4 million in fiscal 2003. Commercial business loan net charge-offs were $476 thousand in fiscal 2004 compared with $1.0 million in fiscal 2003. The Company experienced charge-offs on a number of larger commercial business loans in 2003. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Table 11
ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
	At or For the Year Ended September 30,

	2004	2003	2002	2001	2000

Balance, beginning of period	$14,957	$15,824	$15,943	$15,403	$14,570

Loans charged-off:
Real estate loans	962	1,688	1,121	377	338
Commercial business loans	618	1,039	432	273	62
Consumer loans	4,906	4,885	5,071	4,282	1,992

Total charge-offs	6,486	7,612	6,624	4,932	2,392

Recoveries:
Real estate loans	60	16	16	61	21
Commercial business loans	142	54	70	20	47
Consumer loans	451	440	531	416	412

Total recoveries	653	510	617	497	480

Net charge-offs	5,833	7,102	6,007	4,435	1,912

Provision for loan losses	5,675	6,235	5,888	4,975	2,745

Balance, end of period	$14,799	$14,957	$15,824	$15,943	$15,403

Balance as a percent of net loans:	0.81%	0.83%	0.82%	0.84%	0.84%
Net charge-offs as a percent of
average net loans:	0.32%	0.38%	0.31%	0.24%	0.11%

	At September 30,

	2004	2003	2002	2001	2000

Allowance for loan losses applicable to:
Real estate loans	$5,490	$6,608	$9,362	$6,938	$7,434
Commercial business loans	1,069	1,607	598	1,014	823
Consumer loans	7,381	6,605	5,470	7,991	7,146
Unallocated	859	137	394

Total	$14,799	$14,957	$15,824	$15,943	$15,403

Percent of loans to total net loans:
Real estate loans	73.4%	77.1%	78.8%	80.0%	81.8%
Commercial business loans	3.1	2.3	2.0	1.9	1.6
Consumer loans	23.5	20.6	19.2	18.1	16.6
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposits

        Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a less significant source of funding. The Company has set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers. New commercial business products have been developed and the Company proactively seeks development of new business relationships. During fiscal 2004 and in past years, the Company has emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing its cost of funds.

        The Company's total deposits increased $39.2 million during the year ended September 30, 2004. The Company's deposit composition at September 30, 2004, 2003 and 2002 was as follows:

Table 12
DEPOSITS
(dollars in thousands)

	At September 30,

	2004		2003		2002

		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Checking accounts	$439,051	28.87%	$398,491	26.90%	$327,503	22.74%
Statement and other accounts	166,990	10.98	150,707	10.17	136,399	9.47
Money market accounts	243,173	15.99	278,982	18.83	317,849	22.07
Certificate accounts	671,603	44.16	653,471	44.10	658,520	45.72

Total deposits	$1,520,817	100.00%	$1,481,651	100.00%	$1,440,271	100.00%

        Core deposits, which include checking accounts, statement and other accounts and money market accounts, grew by $21.0 million in fiscal 2004, or 2.54%, and consumer certificate of deposit balances increased by $18.1 million. Core deposits now comprise 55.8% of all deposit balances at September 30, 2004. As of September 30, 2004 and 2003, deposits as a percentage of liabilities were 66.8% and 68.6%, respectively. The Company expects to maintain a significant portion of its deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus affect the Company's future net margins. The Company's average cost of deposits at September 30, 2004 was 1.52% and 1.63% at September 30, 2003.

Borrowings

        Borrowings increased $83.6 million during the current year to $705.7 million as of September 30, 2004. Borrowings as a percentage of total liabilities were approximately 31.0% and 28.8% at the end of fiscal 2004 and fiscal 2003, respectively. Borrowings from the FHLB of Atlanta increased $60.0 million and other short-term borrowings declined $22.8 million from fiscal 2003 to fiscal 2004. Long-term debt increased to $46.4 million as a result of issuance of debt associated with trust-preferred securities.

        The Company's average cost of FHLB of Atlanta advances, reverse repurchase agreements and other borrowings declined from 4.25% during the year ended September 30, 2003 to 3.96% during the year ended September 30, 2004. Approximately $368 million in FHLB of Atlanta advances mature within one year. Other advances are subject to call during the next year but, based on current market interest rates, these calls will likely not be exercised by the FHLB of Atlanta. See Note 14 of the Notes to Consolidated Financial Statements.

        In accordance with Financial Interpretation Number ("FIN") 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at September 30, 2004. The trust subsidiary was formed to raise capital by issuing preferred securities to institutional investors. The Company owns 100% of the junior subordinated debt of the capital trust. This transaction increased the Company's long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

        In the quarter ended June 30, 2004, the Company prepaid $70 million of FHLB of Atlanta advances with a weighted average remaining maturity of 14 months and weighted average rate of 4.65%, incurring a prepayment penalty of $1.5 million which is reported in non-interest expense.

Capital Resources

        Average shareholders' equity was $165.2 million during fiscal 2004, or 6.8% of average assets, decreasing from 7.2% of average assets during fiscal 2003. The Consolidated Statements of Stockholders' Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders' equity during the year. Total equity capital increased from $163.0 million at September 30, 2003 to $165.2 million at September 30, 2004. The Company's capital ratio of total capital to total assets, was 6.76% at September 30, 2004 compared to 7.02% at September 30, 2003. The Company's tangible capital ratio at September 30, 2004 was 5.90% compared with 6.36% at September 30, 2003.

        Recent stock repurchases included the purchase of approximately 440,000 shares, 810,000 shares and 506,000 shares of common stock in fiscal 2004, 2003 and 2002, respectively. The dollar amount of such purchases totaled $13.0 million in fiscal 2004, $20.5 million in fiscal 2003 and $14.3 million in fiscal 2002.

        During fiscal 2004, the Company's cash dividend payout was 44.7% of per share earnings compared with a payout ratio of 35.8% in fiscal 2003. The Company recently increased its cash dividend by 4.5% to $.92 per share on an annual basis, effective with the payment made during November 2004 to shareholders.

        Accumulated other comprehensive loss at September 30, 2004 of $1.5 million was comprised of the after tax effect of unrealized losses on securities available for sale. During fiscal 2004 short-term interest rates increased and market values declined. At September 30, 2003 accumulated other comprehensive income was $672 thousand.

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

Table 13
INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2004
(dollars in thousands)
	Interest Rate Sensitivity Period

	3	4-6	7-12	13 Months -	Over
	Months	Months	Months	2 years	2 Years	Cost

Interest-earning assets:
Loans (1)	$425,761	$124,369	$258,963	$117,374	$903,048	$1,829,515
Mortgage-backed securities (2)	18,340	17,565	37,955	101	275,238	349,199
Interest-earning deposits,
investments and FHLB stock	66,089				6,642	72,731

Total interest-earning assets	510,190	141,934	296,918	117,475	1,184,928	2,251,445

Interest-bearing liabilities:
Deposits:
Checking accounts (3)	24,506	24,506	49,013	44,879	122,028	264,932
Savings accounts (3)	7,097	7,097	14,194	21,559	117,043	166,990
Money market accounts (3)	47,954	48,045	96,089	13,379	37,706	243,173
Certificate accounts	137,675	101,821	140,147	116,848	175,112	671,603

Total deposits	217,232	181,469	299,443	196,665	451,889	1,346,698
Borrowings (4)	344,262	25,000	25,000	50,000	261,392	705,654

Total interest-bearing liabilities	561,494	206,469	324,443	246,665	713,281	2,052,352

Current period gap	$(51,304)	$(64,535)	$(27,525)	$(129,190)	$471,647	$199,093

Cumulative gap	$(51,304)	$(115,839)	$(143,364)	$(272,554)	$199,093

Percent of total assets	(2.10%)	(4.74%)	(5.87%)	(11.16%)	8.15%

Assumptions:

  Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Company's estimates of prepayments of fixed rate loans.

  Mortgage-backed securities are shown at repricing dates but also include prepayment estimates.

  Decay rates approximate 37% in the first year and 20% in the second year for checking accounts, 17% in the first year and 14% in the second year for savings accounts and 79% in the first year and 5.5% in the second year for money market accounts.

  Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Company has assumed under current interest rates that advances with call provision will extend.

        Based on the Company's September 30, 2004 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $949.0 million in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $143.4 million, or 5.87% of assets. The Company's one year dynamic gap position at September 30, 2003 was a positive $71.7 million, or 3.08% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called.

        During the past five years, the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index. Under current lower levels of market interest rates, during fiscal 2004 and 2003, the pace of prepayments increased substantially on these types of loans as consumers locked into longer-term fixed-rate loans, which the Company generally has sold.

        Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates declined during fiscal 2002 through actions of the Federal Reserve, the Company's negative gap position at that time was a factor in increasing the net interest margin. Consistently low absolute levels of market interest rates in fiscal 2003 and 2004 resulted in continued repricing of loans to lower rates while it became more difficult to continue to price deposit rates lower. It is widely anticipated that the Federal Reserve will gradually raise interest rates over the next twelve months, as steps have already been taken to move the Fed Funds rate from 1.0% to 2.0% in a series of four moves since June of 2004.

Derivatives and Hedging Activities

        Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and reports these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is used and whether the derivative qualifies for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of the derivative contract is negative, no credit risk exists since the Company would owe the counterparty. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into the Company's interest rate sensitivity analysis.

        The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2004. The Company's derivative and hedging activities are discussed in further detail in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

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

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2004, commercial and retail loan commitments totaled $105.7 million, and standby letters of credit totaled $3.3 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $266.6 million at September 30, 2004, are generally for short-term borrowings.

        First Financial applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 hereof for additional information regarding lending commitments.

Derivatives

        In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 hereof for additional information regarding derivatives.

Liquidity

        The desired level of liquidity for the Company is determined by management in conjunction with the Asset and Liability Committee of the Association. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans and the Committee's assessment of the Association's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, reverse repurchase agreements and sales/repayments/amortization of securities and loans held for sale.

        Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. The table below summarizes future contractual obligations as of September 30, 2004.

Contractual Obligations

Table 14
CONTRACTUAL OBLIGATIONS
(in thousands)
	At September 30, 2004

	Payments Due by Period

	Within	Over One	Over Two	Over Three	After
	One	to Two	to Three	to Five	Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$379,643	$116,848	$116,449	$55,532	$3,131	$671,603
Borrowings	369,262	50,000	75,000	15,000	196,392	705,654
Purchases	1,140					1,140
Operating leases	712	637	546	941	2,654	5,490

Total contractual obligations	$750,757	$167,485	$191,995	$71,473	$202,177	$1,383,887

        The Company's most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which the Company believes is based primarily on the strength and reputation of the Association, effective marketing and rates paid on deposit accounts. First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester Counties and a significant share of deposits in Georgetown, Horry and Florence Counties. As a relatively new entrant into Beaufort County, South Carolina and Brunswick County, North Carolina, the Company holds a small but growing market share. By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, the Company continues to successfully meet challenges from competitors, many of which are non-banking entities offering investment products.

        Other primary sources of funds include borrowings from the FHLB of Atlanta, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, the Association has back-up sources of funds available, including FHLB of Atlanta borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper cap for FHLB advances for the Association of approximately $958.4 million at September 30, 2004, based on its current approved cap. During fiscal year 2004 the Association received approval to increase its cap level up to 40% of assets, subject to standard lending policies in effect at the FHLB of Atlanta.

        During 2004, the Company experienced a net cash outflow from investing activities of $97.8 million, consisting principally of purchases of $197.8 million in mortgage-backed securities available for sale, $48.9 million in net purchases of investment securities available for sale, an increase of $39.1 million in net loans, net purchase of FHLB of Atlanta stock of $4.0 million, purchase of insurance subsidiaries of $6.6 million and net purchase of office properties and equipment of $16.2 million, partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $179.0 million as well as proceeds from sales and maturity of investments available for sale of $33.7 million. Significant operating activities of the Company for fiscal 2004 included $224.2 million of residential loans originated for sale with sales of $214.6 million. Based on a net increase in deposits of $39.2 million, issuance of long-term debt of $46.4 million, a net increase in FHLB of Atlanta advances of $60.0 million, higher payments and prepayments of mortgage-backed securities and slower growth in loans attributable to sales, the Company was able to reduce other borrowing sources by $22.8 million and fund various investing activities described above during the year ended September 30, 2004.

        Proceeds from the sale of loans of $214.6 million in fiscal 2004 decreased significantly from $504.6 million in fiscal 2003. Based on recent asset/liability management objectives and low historical interest rates, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in fiscal 2005. Management, however, anticipates volume of loan sales will be relatively the same during fiscal 2005 as refinancing activity is not expected to increase. The Company will likely increase its holdings of investments and mortgage-backed securities during fiscal 2005 until loan portfolio growth returns to historical levels.

Parent Company Liquidity

        As a holding company, First Financial conducts its business through its subsidiaries. Unlike the Association, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include: (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2004, First Financial had cash reserves and existing marketable securities of $10.2 million compared with $3.5 million at September 30, 2003.

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

Results of Operations

Net Interest Income

        The largest component of operating earnings for the Company is net interest income. One of the Company's strategic initiatives has been to reduce the Company's reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $76.6 million in fiscal 2004 compared with $78.5 million in fiscal 2003 and $82.7 million in fiscal 2002. Net interest income represented approximately 64.5% of the net revenues of First Financial in fiscal 2004 compared with 65.7% in fiscal 2003 and 72.8% in fiscal 2002. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income. The absolute level of market interest rates also significantly affects the Company's ability to quickly react to balance sheet changes.

        Net interest income decreased by 2.4% to $76.6 million in fiscal 2004. This followed a decrease of 5.1% in fiscal 2003 and an increase of 17.5% in fiscal 2002. The decrease in fiscal 2004 was principally a result of a continuing decline in average yields on interest-earning assets relative to the reduction in the average cost of interest-bearing liabilities. As short-term market interest rates declined, the Company's interest-sensitive liabilities repriced to an average cost of 2.24% in fiscal 2004 from an average cost of 2.75% in fiscal 2003. Average yields on interest-earning assets declined to 5.59% in fiscal 2004 from 6.41% in fiscal 2003. The Company's net interest margin decreased in fiscal 2004 to 3.38% from 3.74% in fiscal 2003.

        The Company's average cost of interest-bearing liabilities declined to 2.75% in fiscal 2003 from 3.43% in fiscal 2002. Average yields on interest-earning assets decreased from 7.12% in fiscal 2002 to 6.41% in fiscal 2003. The net interest margin decreased slightly to 3.74% in 2003 from 3.82% in fiscal 2002.

        While the net interest margin during fiscal 2004 declined by 36 basis points, more importantly, the net interest margin was 3.32% during the quarter ended September 30, 2004, experiencing a decline of 4 basis points from 3.36% during the quarter ended June 30, 2004. The rate of decline has slowed over the past three quarters. Management, however, expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market interest rates. Recently, the Treasury yield curve would indicate an increase in short-term rates while long term rates have declined. A continuation of this trend for a longer period would be detrimental to the Company's net interest margin.

Average Yields and Rates

Table 15
AVERAGE YIELDS AND RATES
(dollars in thousands)

	Year Ended September 30,
	2004			2003			2002

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans[1]	$1,823,072	$110,795	6.08%	$1,859,663	$125,226	6.73%	$1,928,250	$142,198	7.37%
Mortgage-backed securities	375,706	13,965	3.72	186,211	7,554	4.06	173,510	9,354	5.39
Investment securities	59,209	1,743	2.94	40,664	1,473	3.62	44,170	2,144	4.85
Other interest-earning assets[2]	8,005	90	1.12	9,165	128	1.40	17,100	330	1.93

Total interest-earning assets	2,265,992	126,593	5.59	2,095,703	134,381	6.41	2,163,030	154,026	7.12

Non-interest-earning assets	155,361			163,406			130,792

Total assets	$2,421,353			$2,259,109			$2,293,822

Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$414,563	757	0.18	$364,740	297	0.08	$333,470	1,116	0.33
Savings accounts	158,338	1,074	0.68	140,200	1,832	1.31	125,069	2,222	1.78
Money market accounts	253,655	1,677	0.66	294,456	3,579	1.22	277,869	7,827	2.82
Certificate accounts	655,758	18,751	2.86	657,751	22,144	3.36	680,857	29,289	4.30

Total deposits	1,482,314	22,259	1.50	1,457,147	27,852	1.91	1,417,265	40,454	2.85
FHLB advances	636,204	24,732	3.89	549,826	27,139	4.94	633,553	29,751	4.70
Other borrowings	112,393	3,000	2.67	26,560	930	3.50	29,192	1,137	3.89

Total interest-bearing liabilities	2,230,911	49,991	2.24	2,033,533	55,921	2.75	2,080,010	71,342	3.43

Non-interest-bearing liabilities	25,230			62,155			50,939

Total liabilities	2,256,141			2,095,688			2,130,949
Stockholders' equity	165,212			163,421			162,873
Total liabilities and

stockholders' equity	$2,421,353			$2,259,109			$2,293,822

Net interest income/gross margin		$76,602	3.35%		$78,460	3.66%		$82,684	3.69%

Net yield on average
interest-earning assets			3.38%			3.74%			3.82%
Percent of average interest-
earning assets to average
interest-bearing liabilities			101.57%			103.06%			103.99%
[1]	Average balances of loans include non-accrual loans.
[2]	This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated
Statements of Financial Condition contained in Item 8 herein.

        The Company's weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2004, the average yield on interest-earning assets declined by 82 basis points while the average rate paid on average interest-bearing liabilities declined by 51 basis points. Average interest-earning assets increased $170.3 million in fiscal 2004 while interest-bearing liabilities increased $197.4 million. This, in conjunction with the average yield on interest-earning assets decreasing more than the decrease in the average rate paid on interest-bearing liabilities, provided for the significant decrease in gross margin.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change as a result of volume and rate.

Table 16
RATE/VOLUME ANALYSIS
(dollars in thousands)

	Year Ended September 30,			Year Ended September 30,
	2004 versus 2003			2003 versus 2002
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Loans	$(2,431)	$(12,000)	$(14,431)	$(4,932)	$(12,040)	$(16,972)
Mortgage-backed securities	7,091	(680)	6,411	645	(2,445)	(1,800)
Investment securities	581	(311)	270	(159)	(512)	(671)
Other interest-earning assets	(14)	(24)	(38)	(128)	(74)	(202)

Total interest income	5,227	(13,015)	(7,788)	(4,574)	(15,071)	(19,645)

Interest expense:
Deposit accounts
Checking accounts	240	220	460	93	(912)	(819)
Savings accounts	214	(972)	(758)	247	(637)	(390)
Money market accounts	(441)	(1,461)	(1,902)	442	(4,690)	(4,248)
Certificate accounts	(68)	(3,325)	(3,393)	(960)	(6,185)	(7,145)

Total deposits	(55)	(5,538)	(5,593)	(178)	(12,424)	(12,602)
Borrowings	6,223	(6,560)	(337)	(4,175)	1,356	(2,819)

Total interest expense	6,168	(12,098)	(5,930)	(4,353)	(11,068)	(15,421)

Net interest income	$(941)	$(917)	$(1,858)	$(221)	$(4,003)	$(4,224)

Provision for Loan Losses

        The provision for loan losses is a charge to earnings in a given period to maintain the allowance at an adequate level. In fiscal 2004, the Company's provision expense was $5.7 million compared with $6.2 million in fiscal 2003 and $5.9 million in fiscal 2002. The provision was lower in fiscal 2004 than in fiscal 2003 as a result of lower real estate and commercial business loan charge-offs and as a result of incremental changes in components of the loan portfolio along with reductions in classified credits. As a result, the allowance for loan losses was $14.8 million and $15.0 million at September 30, 2004 and 2003, respectively, and represented .81% and .83% of net loans at the end of fiscal 2004 and 2003, respectively.

        Net charge-offs in fiscal 2004 totaled $5.8 million, or .32% of average net loans, compared with $7.1 million in fiscal 2003, or .38% of average net loans. Net loan charge-offs of $6.0 million in 2002 resulted in charge-offs to average loans of .31%. Charge-offs decreased from fiscal 2003 to fiscal 2004 as a result of decreasing levels of real estate and commercial loan charge-offs. Charge-offs increased from fiscal 2002 to fiscal 2003 as a result of increasing levels of loan charge-offs related to higher bankruptcies, higher levels of delinquencies and continued slower economic growth.

Other Income

        Other income increased by $1.2 million, or 3.0%, in fiscal 2004 to $42.2 million from $41.0 million in fiscal 2003. Principal increases in fiscal 2004 included higher commissions and other revenues from insurance agency operations, increasing $3.8 million, an increase of $980 thousand in service charges and fees on deposit accounts and an increase of $2.3 million in other income, which consisted primarily of an increase in gain on disposition of assets of $1.7 million. These increases were offset by a significant decrease in net gains on loan sales, decreasing $6.2 million, as well as a $392 thousand decrease in loan servicing operations, which included a $918 thousand impairment charge on mortgage-servicing rights. Insurance revenues grew from expansion of activities through the acquisition of additional agency operations. Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2004 was principally attributable to the acquisition of the Kimbrell Company and affiliates in January 2004 and expansion of existing insurance operations during fiscal 2004. Contingent performance-based insurance revenues totaled approximately $1.7 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively, comprising 9.7% of insurance revenues in 2004 and 9.5% of insurance revenues in fiscal 2003. Lower gains from loan sales were attributable to decreasing originations and sales of fixed-rate single-family loans. Gains from sales of investment and mortgage-backed securities of $2.3 million during fiscal 2004 increased $583 thousand over fiscal 2003.

        Although revenues from non-banking activities have expanded in recent years, another significant component of other income remains service charges and fees on deposit accounts. Comprising 27.5% of other income in fiscal 2004, 25.9% in fiscal 2003 and 30.2% in fiscal 2002, service charges and fees on deposit accounts improved to $11.6 million in fiscal 2004 from $10.6 million in fiscal 2003 and $9.3 million in fiscal 2002. The 9.2% increase in 2004 over 2003 as well as the 13.4% increase during 2003 over 2002 were directly attributable to sales efforts to grow checking accounts and expansion of business checking relationships.

        Loan servicing fees were $696 thousand in fiscal 2004, $1.1 million in fiscal 2003 and $934 thousand during 2002. Revenues decreased during fiscal 2004 compared with fiscal 2003 principally due to an impairment charge of $918 thousand against the carrying value of originated mortgage servicing rights. During fiscal 2003, a recovery of $57 thousand of a previous impairment charge in the impairment reserve resulted in additional income. The amortization of servicing rights decreased to $2.3 million during fiscal 2004 from $3.1 million during fiscal 2003. The Company estimates the amortization of its originated servicing asset recorded at September 30, 2004 will likely approximate $2.1 million during fiscal 2005. Should market interest rates decline from current levels, it is likely the Company could incur an additional impairment in its mortgage servicing asset and also incur increased amortizations of the servicing asset, both of which will result in lowering future servicing revenues.

        The Company incurred losses of $1.1 million, $731 thousand and $593 thousand, respectively, from real estate operations and other repossession costs during fiscal 2004, 2003 and 2002. The increase in losses from fiscal 2002 to fiscal 2003 to fiscal 2004 were principally related to increases in provisions charged as a write-down to real estate and decreases in sales of real estate.

        Another significant increase in other income is the gain on disposition of assets. During fiscal 2004 the Company sold its previous home office building and adjacent parking lot in a sale and partial leaseback transaction resulting in a $3.3 million gain of which $1.8 million was recognized into income and $1.5 million was deferred .

Non-Interest Expense

        In the more competitive financial services market of recent years, management has recognized the importance of controlling non-interest expense to maintain and improve profitability. Management also recognizes that there are operational costs which continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems and sophisticated marketing efforts. Non-interest expense as a percent of average assets provides management with a more comparable picture as company assets continue to grow.

Table 17
NON-INTEREST EXPENSE
(dollars in thousands)

	Year Ended September 30,

	2004	2003		2002			2001		2000

		% Average		% Average		% Average		% Average		% Average
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Salaries and employee benefits	$ 45,319	1.87%	$ 43,990	1.95%	$ 38,696	1.70%	$ 32,520	1.41%	$ 28,008	1.28%
Occupancy costs	5,103	0.21	5,264	0.23	5,076	0.22	4,195	0.18	3,738	0.17
Marketing	1,852	0.08	1,801	0.08	1,712	0.07	1,759	0.08	1,579	0.07
Depreciation, rental and
maintenance of
equipment	5,187	0.21	5,135	0.23	4,929	0.22	4,753	0.21	3,899	0.18
Prepayment penalties on FHLB
advances	1,548	0.06
Amortization of intangibles	456	0.02	371	0.01	306	0.01	113		15
Other	15,299	0.64	14,220	0.63	13,225	0.58	11,803	0.51	10,645	0.49

Total non-interest expense	$ 74,764	3.09%	$ 70,781	3.13%	$ 63,944	2.82%	$ 55,143	2.39%	$ 47,884	2.19%

Comparison of Non-Interest Expense

        Total non-interest expense increased $4.0 million, or 5.6%, to $74.8 million in fiscal 2004. Salaries and employee benefits increased $1.3 million, or 3.0% to $45.3 million in fiscal 2004, primarily as a result of the addition of staffing costs of the Kimbrell companies for nine months in fiscal 2004 versus none in fiscal 2003 and additional staffing needs for branch expansion. The largest component of non-interest expense, salaries and employee benefits, increased $5.3 million, or 13.7%, to $44.0 million in fiscal 2003. Staffing for Johnson Insurance for a full year versus only one and one half months in fiscal 2002 and additional staffing needs for branch expansion. Also included in the increase of non-interest expense was the prepayment fee of $1.5 million incurred to prepay $70 million of FHLB of Atlanta advances during fiscal 2004.

        In fiscal 2004, occupancy costs decreased 3.1% to $5.1 million. In fiscal 2003, occupancy costs increased 3.7% to $5.3 million. Equipment costs increased 1.0%, or $52 thousand, during fiscal 2004, compared to an increase of $206 thousand, or 4.2% in fiscal 2003. The smaller increases are attributable to smaller increases in the number of banking and insurance offices in fiscal 2004 and fiscal 2003. In addition, First Financial has invested heavily in new technology in recent fiscal years. Such investments include imaging systems, improved voice response technology, lending and deposit platform system enhancements, branch office automation systems and telecommunication upgrades. During the fourth quarter of fiscal 2003, the Company converted to Jack Henry's Silverlake core banking application software. This project resulted in some duplicative equipment expenses during fiscal 2003 as the project began in the fall of 2002. Costs were also marginally higher in fiscal 2002 as the Company worked to complete the systems consolidation of the operations of First Federal and Peoples Federal into one operating unit.

        Other expenses in fiscal 2004 totaled $15.3 million compared with $14.2 million in fiscal 2003. In fiscal 2002, other expenses totaled $13.2 million. Higher professional fees and other expenses were incurred in fiscal 2004 and fiscal 2003 and increased levels of business activity, including additional insurance operations, resulted in higher operating expense, particularly as nine months of operations of the Kimbrell companies were included in fiscal year 2004 and a full year of operations of Johnson's and Kinghorn's operations were included in fiscal 2003 and 2002, respectively. Other expenses during fiscal 2003 included a $425 thousand write-off of assets related to the Company's previous core processing system. During fiscal 2002, the Company incurred expenses of approximately $350 thousand related to the settlement of litigation.

        The Company's efficiency ratio was 63.2% in fiscal 2004, 59.8% in fiscal 2003 and 56.3% in fiscal 2002. Management continues to target lower expense ratios as an important strategic goal of the Company. During the last three years, the Company has increased its acquisitions of companies that generate higher levels of non-interest revenues. Insurance agencies have higher efficiency ratios than traditional banking operations. The efficiency ratio benefited significantly from higher mortgage banking activity and resultant revenues during fiscal 2003.

Income Tax Expense

        Income taxes totaled $13.8 million in fiscal 2004, $15.2 million in fiscal 2003 and $15.7 million in fiscal 2002. The Company's effective tax rate was 36.0% in fiscal 2004, 35.8% in fiscal 2003 and 35.7% in fiscal 2002. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

Accounting for Variable Interest Entities

        Effective July 1, 2003, the Company adopted FIN 46, "Consolidation of Variable Interest Entities," which was revised in December 2003, and addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary.

        In accordance with FIN 46R, the Company, as primary beneficiary, included the variable interest entity, FFSL I LLC, in its consolidated financial statements at September 30, 2004. The LLC was formed to purchase the Company's corporate operations center and adjacent property. The consolidation of the subsidiary increased fixed assets by approximately $16.1 million.

Application of Accounting Principles to Loan Commitments

        In March 2004, Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments," was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair value. SAB 105 provides specific guidance on the inputs to a valuation-recognition model to measure commitments accounted for at fair value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.

        The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The Company previously recognized a servicing value at the time the commitment was made. The adoption of SAB 105 had no material effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT

        Primary responsibility for the integrity and objectivity of the Company's consolidated financial statements rests with management. The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and accordingly include amounts that are based on management's best estimates and judgments. Non-financial information included in the Summary Annual Report to Stockholders has also been prepared by management and is consistent with the consolidated financial statements.

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

        KPMG LLP, independent registered public accounting firm, has audited the Company's consolidated financial statements as described in their report.

President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

        We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Greenville, South Carolina
November 19, 2004

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollar amounts in thousands)

	September 30,
	2004	2003

Assets
Cash and cash equivalents	$102,310	$85,523
Investment securities available for sale, at fair value	28,926	13,787
Investment in capital stock of FHLB, at cost	33,900	29,900
Loans receivable, net of allowance of $14,799 and $14,957	1,813,531	1,781,881
Loans held for sale	4,054	20,051
Mortgage-backed securities available for sale, at fair value	346,847	303,470
Accrued interest receivable	8,909	8,823
Office properties and equipment, net	50,574	37,199
Real estate and other assets acquired in settlement of loans	4,003	4,009
Intangible assets, net	22,452	16,351
Other assets	26,807	21,888

Total assets	$2,442,313	$2,322,882

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$1,520,817	$1,481,651
Advances from FHLB	658,000	598,000
Other short-term borrowings	1,262	24,075
Long-term debt	46,392
Advances by borrowers for taxes and insurance	5,557	5,904
Outstanding checks	12,850	21,719
Accounts payable and other liabilities	32,248	28,527

Total liabilities	2,277,126	2,159,876

Commitments and contingencies (Note 19)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
16,090,859 and 15,870,130 shares at September 30, 2004 and 2003,
respectively	161	159
Additional paid-in capital	44,812	41,106
Retained income, substantially restricted	189,675	176,111
Accumulated other comprehensive (loss) income, net of income taxes	(1,458)	672
Treasury stock at cost, 3,787,714 shares and 3,348,029 shares at
September 30, 2004 and 2003, respectively	(68,003)	(55,042)

Total stockholders' equity	165,187	163,006

Total liabilities and stockholders' equity	$2,442,313	$2,322,882

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except share data)

	Years Ended September 30,
	2004	2003	2002

Interest Income
Interest and fees on loans	$110,795	$125,226	$142,198
Interest on mortgage-backed securities	13,965	7,554	9,354
Interest and dividends on investments	1,743	1,473	2,144
Other	90	128	330

Total interest income	126,593	134,381	154,026

Interest Expense
Interest on deposits
NOW accounts	757	297	1,116
Passbook, statement and other accounts	1,074	1,832	2,222
Money market accounts	1,677	3,579	7,827
Certificate accounts	18,751	22,144	29,289

Total interest on deposits	22,259	27,852	40,454
Interest on FHLB advances	24,732	27,139	29,751
Interest on borrowed money	3,000	930	1,137

Total interest expense	49,991	55,921	71,342

Net interest income	76,602	78,460	82,684
Provision for loan losses	5,675	6,235	5,888

Net interest income after provision for loan losses	70,927	72,225	76,796

Other Income
Net gain on sale of loans	1,913	8,070	4,696
Gain on sale of investment and mortgage-backed securities	2,292	1,709	629
Brokerage fees	2,275	2,134	2,045
Commissions on insurance	16,199	12,699	9,855
Other agency income	1,315	1,021	111
Service charges and fees on deposit accounts	11,584	10,604	9,349
Loan servicing operations, net	696	1,088	934
Other	5,901	3,640	3,340

Total other income	42,175	40,965	30,959

Non-Interest Expense
Salaries and employee benefits	45,319	43,990	38,696
Occupancy costs	5,103	5,264	5,076
Marketing	1,852	1,801	1,712
Depreciation, rental and maintenance of equipment	5,187	5,135	4,929
Prepayment penalties on FHLB advances	1,548
Amortization of intangibles	456	371	306
Other	15,299	14,220	13,225

Total non-interest expense	74,764	70,781	63,944

Income before income taxes	38,338	42,409	43,811
Income tax expense	13,784	15,198	15,659

Net income	$24,554	$27,211	$28,152

Earnings Per Common Share
Basic	$1.97	$2.12	$2.10
Diluted	1.92	2.07	2.04
Average Number of Shares Outstanding (in thousands)
Basic	12,484	12,822	13,378
Diluted	12,818	13,173	13,832

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2001	15,428	$154	$34,015	$139,643	$2,878	2,032	$(19,797)	$156,893
Net income				28,152				28,152
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of income tax					(652)			(652)

Total comprehensive income								27,500
Common stock issued pursuant
to stock option and
employee benefit plans	305	3	3,920					3,923
Stock option tax benefit			721					721
Cash dividends ($.68 per share)				(9,115)				(9,115)
Treasury stock purchased						506	(14,274)	(14,274)

Balance at September 30, 2002	15,733	157	38,656	158,680	2,226	2,538	(34,071)	165,648
Net income				27,211				27,211
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of income tax					(1,554)			(1,554)

Total comprehensive income								25,657
Common stock issued pursuant								-
to stock option and
employee benefit plans	137	2	2,238					2,240
Stock option tax benefit			212					212
Cash dividends ($.76 per share)				(9,780)				(9,780)
Treasury stock purchased						810	(20,971)	(20,971)

Balance at September 30, 2003	15,870	159	41,106	176,111	672	3,348	(55,042)	163,006
Net income				24,554				24,554
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of income tax					(2,130)			(2,130)

Total comprehensive income								22,424
Common stock issued pursuant
to stock option and
employee benefit plans	221	2	3,358					3,360
Stock option tax benefit			348					348
Cash dividends ($.88 per share)				(10,990)				(10,990)
Treasury stock purchased						440	(12,961)	(12,961)

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Years Ended September 30,
	2004	2003	2002

Operating Activities
Net income	$24,554	$27,211	$28,152
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,719	4,230	3,935
Amortization of intangibles	456	371	306
Gain on sale of loans, net	(1,913)	(8,070)	(4,696)
Gain on sale of investments and mortgage-backed securities, net	(2,292)	(1,709)	(629)
Gain on sale of property and equipment, net	(1,898)	(213)	(369)
Loss (gain) on sale of real estate owned, net	5	100	(79)
Amortization (accretion) of unearned discounts/premiums on investments, net	1,799	(88)	94
Impairment loss from write-down of customer list intangible	41
Prepayment penalties on FHLB advances	1,548
Decrease in deferred loan fees and discounts	(599)	(243)	(823)
Increase in receivables and other assets	(4,531)	(972)	(2,030)
Provision for loan losses	5,675	6,235	5,888
Write downs of real estate acquired in settlement of loans	314	16	88
Deferred income taxes	(611)	1,705	(510)
Proceeds from sales of loans held for sale	214,608	504,616	353,669
Impairment (recovery) loss from write-down of mortgage servicing rights	918	(57)	879
Origination of loans held for sale	(224,214)	(476,147)	(377,072)
(Decrease) increase in accounts payable and other liabilities	(2,835)	529	(1,469)

Net cash provided by operating activities	15,744	57,514	5,334

Investing Activities
Proceeds from maturity of investments available for sale	2,500	30,900	2,247
Proceeds from sales of investment securities available for sale	31,200
Net purchases of investment securities available for sale	(48,907)	(37,411)	(3,293)
(Purchase) redemption of FHLB stock	(4,000)	(150)	3,400
(Increase) decrease in loans, net	(39,148)	92,436	33,470
Purchases of loans			(32,792)
Proceeds from sales of mortgage-backed securities available for sale	74,148	38,672	30,490
Repayments on mortgage-backed securities available for sale	104,822	104,882	56,639
Purchases of mortgage-backed securities available for sale	(197,754)	(314,195)	(13,056)
Proceeds from sales of real estate owned	2,109	2,857	3,276
Purchase of insurance subsidiaries	(6,598)	(1,503)	(4,840)
Net purchase of office properties and equipment	(16,196)	(7,671)	(4,143)

Net cash (used in) provided by investing activities	(97,824)	(91,183)	71,398

Financing Activities
Net increase in checking, passbook and money market fund accounts	21,034	46,429	131,489
Net increase (decrease) in certificates of deposit	18,132	(5,049)	(87,003)
Net proceeds (repayments) of FHLB advances	60,000	21,000	(48,000)
Prepayment penalties on FHLB advances	(1,548)
Net increase in long-term borrowings	46,392
Net decrease in securities sold under agreements to repurchase			(66,316)
Costs associated with long-term debt	(1,392)
Net (decrease) increase in other borrowings	(22,813)	(2,832)	3,157
(Decrease) increase in advances by borrowers for taxes and insurance	(347)	271	(263)
Proceeds from exercise of stock options	3,360	2,240	3,923
Dividends paid	(10,990)	(9,780)	(9,115)
Treasury stock purchased	(12,961)	(20,971)	(14,274)

Net cash provided by (used in) financing activities	98,867	31,308	(86,402)

Net increase (decrease) in cash and cash equivalents	16,787	(2,361)	(9,670)
Cash and cash equivalents at beginning of period	85,523	87,884	97,554

Cash and cash equivalents at end of period	$102,310	$85,523	$87,884

Supplemental disclosures:
Cash paid during the period for:
Interest	$48,113	$55,372	$73,999
Income taxes	13,907	12,533	21,916
Loans foreclosed	2,422	4,069	2,861
Loans securitized into mortgage-backed securities	27,516
Unrealized loss on securities available for sale, net of income tax	(2,130)	(1,554)	(652)
Tax benefit resulting from stock options	348	212	721

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

NOTE 1.    Summary of Significant Accounting Policies

        First Financial Holdings, Inc. ("First Financial" or the "Company") is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company. Prior to the consolidation of its federally insured subsidiary, Peoples Federal Savings and Loan Association ("Peoples Federal"), into its other federally insured subsidiary, First Federal Savings and Loan Association of Charleston ("First Federal"), on August 30, 2002, the Company had been a multiple thrift holding company since October 9, 1992 when Peoples Federal was acquired. Prior to that date, First Financial was a unitary savings and loan holding company with First Federal as its only subsidiary.

Principles of Consolidation
        The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiary, First Federal, First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries wholly-owned by First Federal. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company operates as two business segments; banking, including other financial services, and insurance. In fiscal years 2003 and 2002, the insurance segment did not meet the criteria for a reportable segment under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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
September 30, 2004, 2003 and 2002

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
        SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.
        The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company's impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) the Company determines the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.
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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Loan Securitizations
        The Company packages and sells loans receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140 when control over these assets has been surrendered. The Company does not retain any interest in the loan or securities other than servicing rights. During fiscal year 2004, the Company securitized approximately $27.5 million if its 1-4 family mortgage loans. The Company received 100% of the securities backed by the mortgage loans, which were guaranteed by the Federal National Mortgage Association ("FNMA"), and did not account for the securitizations as sales transactions. The mortgage-backed securities were classified as available-for-sale on the Company's books and subsequently, prior to the 2004 fiscal year-end, were sold and the gain or loss on the sale of these securities was reported in the Consolidated Statement of Income as a gain or loss on sale of investments and mortgage-backed securities.

Office Properties and Equipment
        Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided generally on the straight-line method over the estimated life of the related asset for financial reporting purposes. Estimated lives range up to 39 years for buildings and improvements and up to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements, which extend the useful lives of the respective assets, are capitalized. Accelerated depreciation is utilized on certain assets for income tax purposes.

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

Intangible Assets
        Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from Company acquisitions. Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to ten years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.
        The Company tests for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit's capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights
        SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS No. 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

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
        SFAS No. 140 also requires that all the mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. For purposes of measuring impairment, the mortgage servicing rights are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights, which are segregated by predominant risk characteristics, including interest rate and loan type. The Company has established an impairment valuation allowance to record estimated impairment for the mortgage servicing rights. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

Derivative Financial Instruments and Hedging Activities
        The Company uses derivatives as part of its interest rate management activities. Prior to the implementation of SAB 105, the Company recognized a servicing value at the time the commitment was made. After implementation, the Company recognizes the servicing value when the loan is sold. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.
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

Comprehensive Income
        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's results of operations.
        The Company's other comprehensive income (loss) for the years ended September 30, 2004, 2003 and 2002 and accumulated other comprehensive income (loss) as of September 30, 2004, 2003 and 2002 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Other comprehensive income (loss) for the years ended September 30, 2004, 2003 and 2002 follows:

	September 30,

	2004	2003	2002

Unrealized holding (losses) gains arising during period, net of tax	$(662)	$(457)	$(248)
Less: reclassification adjustment for realized gains,
net of tax	1,468	1,097	404

Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$(2,130)	$(1,554)	$(652)

Stock Based Compensation
        At September 30, 2004, the Company has five stock-based employee and non-employee compensation option plans, which are described more fully in Note 18. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of the plans for the years ended September 30.

	Years Ended September 30,

	2004	2003	2002

Net income, as reported	$24,554	$27,211	$28,152
Deduct: Total stock-based employee and director compensation expense determined under fair value based method
for all awards, net of related tax effects	879	702	797

Pro forma net income	$23,675	$26,509	$27,355

Earnings per share:
Basic - as reported	$1.97	$2.12	$2.10

Basic - pro forma	$1.90	$2.07	$2.04

Diluted - as reported	$1.92	$2.07	$2.04

Diluted - pro forma	$1.85	$2.01	$1.98

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.76%, 2.80% and 2.75%, expected volatility of 39%, 44% and 29%, average risk-free interest rate of 3.39%, 2.91% and 4.30%, expected lives of six years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.22 in 2004, $6.60 in 2003 and $6.68 in 2002. For purposes of the proforma calculation, compensation expense is recognized on a straight line basis over the vesting period.

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
September 30, 2004, 2003 and 2002

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

Fair Value of Financial Instruments
        SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Risks and Uncertainties
        In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different indexes, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.
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

Recently Adopted Accounting Pronouncements

Accounting for Variable Interest Entities

        Effective July 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities," which was revised in December 2003, and addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary.
        In accordance with FIN 46R, the Company, as primary beneficiary, included the variable interest entity, FFSL I LLC, in its consolidated financial statements at September 30, 2004. The LLC was formed to purchase the Company's corporate operations center and adjacent property. The consolidation of the subsidiary increased fixed assets by approximately $16.1 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Application of Accounting Principles to Loan Commitments

        In March 2004, Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments," was issued to provide guidance on recording a mortgage loan commitment on the balance sheet at fair value. SAB 105 provides specific guidance on the inputs to a valuation-recognition model to measure commitments accounted for at fair value. Current accounting guidance requires the loan commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customer relationship or loan servicing. The reporting entity should determine the fair value of the loan commitment based solely on the relationship to market interest rates, absent any expected cash flows from the customer relationship or servicing rights.
        The adoption of SAB 105 was required for new commitments for loans held for sale entered into on or after April 1, 2004. The Company previously recognized a servicing value at the time the commitment was made. The adoption of SAB 105 had no material effect on the Company.

Accounting for Prescription-Drug Subsidy

        On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board issued a Staff Position, FAS 106-2, on May 9, 2004, effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare Part D and that it will qualify for the subsidy starting in 2006. The Company will begin to recognize a reduction in postretirement benefit costs during fiscal 2005.

NOTE 2.    Acquisitions

        On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand. The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance, which if paid would increase goodwill by $2.4 million.
        On June 3, 2003, First Financial acquired the southeast portion of the claims access and assets of MCA Administrators, Inc. based in Pittsburgh, Pennsylvania. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets and liabilities were recorded at their estimated fair values as of the purchase date. The acquired assets were intangibles and consisted of a customer list totaling $100 thousand. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years.
        On February 28, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Woodruff & Company, Inc. were recorded at their estimated fair value as of the purchase date. The Company acquired tangible assets of $253 thousand and assumed liabilities totaling $253 thousand, and recorded goodwill of $585 thousand and a customer list intangible of $65 thousand. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years. In addition, the principal of Woodruff & Company has the right to receive future payments based on financial performance, which if paid would increase goodwill by $150 thousand. $75 thousand was paid and added to goodwill during fiscal 2004.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        The results of all acquisitions have been included in the Company's consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 3.    Supplemental Financial Information To Consolidated Statements Of Income

The following presents the details for other income and other expenses included in non-interest income and non-interest expenses (in thousands) for the years ended September 30:

	Years Ended September 30,

	2004	2003	2002

Other Income
Other income
Credit card fee income	$587	$551	$512
Gain on disposition of assets	1,898	213	369
ATM and debit card fees	2,935	2,550	2,316
Real estate operations, net	(1,094)	(731)	(593)
Other	1,575	1,057	736

Total other income	$5,901	$3,640	$3,340

Non-Interest Expense
Other expense
Communications expense	$1,423	$1,281	$1,101
Postage	1,233	1,277	1,051
Courier expense	583	560	557
Debit card processing	727	585	540
Legal and auditing	1,114	810	1,062
Other	10,219	9,707	8,914

Total non-interest expense	$15,299	$14,220	$13,225

NOTE 4.    Cash and Cash Equivalents

        Cash and cash equivalents consist of the following:

	September 30,

	2004	2003

Cash working funds	$22,784	$24,634
Non-interest-earning demand deposits	25,507	13,738
Deposits in transit	44,147	42,108
Interest-earning deposits	9,872	5,043

Total	$102,310	$85,523

        The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

NOTE 5.    Investment and Mortgage-backed Securities Available for Sale

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2004

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$3,245		$15	$3,230
Corporate securities	15,889	$41	61	15,869
Mutual funds	9,827			9,827

	28,961	41	76	28,926

Mortgage-backed securities:
FHLMC	33,230	215	347	33,098
FNMA	81,057	117	584	80,590
GNMA	26,778	15	86	26,707
CMO's	85,609	130	263	85,476
Non-Agency MBS's	122,525	30	1,579	120,976

	349,199	507	2,859	346,847

Total	$378,160	$548	$2,935	$375,773

	September 30, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$2,250	$3		$2,253
Corporate securities	10,493	29	$118	10,404
Mutual funds	1,130			1,130

	13,873	32	118	13,787

Mortgage-backed securities:
FHLMC	71,475	527		72,002
FNMA	68,647	753	96	69,304
GNMA	4,717	57	76	4,698
CMO's	36,367	210	163	36,414
Non-Agency MBS's	121,079	292	319	121,052

	302,285	1,839	654	303,470

Total	$316,158	$1,871	$772	$317,257

        The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2004

	Amortized Cost	Fair Value

Due in one year or less	$10,819	$10,830
Due after one year through five years	3,245	3,230
Due after ten years	14,897	14,866

	28,961	28,926
Mortgage-backed securities	349,199	346,847

Total	$378,160	$375,773

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $105.3 million in fiscal 2004 resulting in a gross realized gain of $2.3 million. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $38.7 million in fiscal 2003 resulting in a gross realized gain of $1.7 million. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $30.5 million in fiscal 2002 resulting in a gross realized gain of $629 thousand.
        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004, were as follows (in thousands):

	Less than 12 Months			12 Months or Longer			Total

		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	Value	Losses	#	Value	Losses	#	Value	Losses

Securities available for sale
U.S. Treasury	1	$3,230	$15				1	$3,230	$15
U.S. Government agency
mortgage-backed securities	8	118,507	995	6	$1,396	$22	14	119,903	1,017
Collateral mortgage obligations	4	53,808	263				4	53,808	263
Other mortgage-backed securities	10	86,320	1,374	1	8,119	205	11	94,439	1,579
Corporate securities	3	2,979	21	2	1,963	40	5	4,942	61

Total	26	$264,844	$2,668	9	$11,478	$267	35	$276,322	$2,935

        The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality.

NOTE 6.    Federal Home Loan Bank Capital Stock

        The Association, as a member institution of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the Association's balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. At September 30, 2004 and September 30, 2003 the carrying value of this stock was $33.9 million and $29.9 million, respectively.

NOTE 7.    Earnings per Share

        Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Years Ended September 30,

	2004	2003	2002

Weighted average number of common shares used in basic EPS	12,483,757	12,822,404	13,377,831
Effect of dilutive stock options	333,967	350,680	453,853

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,817,724	13,173,084	13,831,684

         At September 30, 2004 there were 47,099 and 95,295 anti-dilutive option shares at exercise prices of $29.92 and $32.28, respectively, which were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

NOTE 8.    Loans Receivable

        Loans receivable, including loans held for sale, consisted of the following:

	September 30,

	2004	2003

Real estate - residential mortgages (1-4 family)	$987,825	$1,104,577
Real estate - residential construction	73,542	35,519
Commercial secured by real estate including multi-family	223,994	210,316
Commercial financial and agricultural	57,594	43,621
Land	101,263	87,844
Home equity loans	189,232	154,787
Mobile home loans	143,502	129,933
Credit cards	11,747	11,601
Other consumer loans	91,370	81,000

	1,880,069	1,859,198

Less:
Allowance for loan losses	14,799	14,957
Loans in process	48,423	42,448
Deferred loan fees and discounts on loans	(738)	(139)

	62,484	57,266

Total	$1,817,585	$1,801,932

        First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $952.6 million and $926.9 million at September 30, 2004 and 2003, respectively.
        Non-accrual, loans 90 days past due and still accruing and renegotiated loans are summarized as follows:

	September 30,

	2004	2003

Non-accrual loans	$8,439	$9,852
Loans past due 90 days and still accruing	63	24
Renegotiated loans		295

Total	$8,502	$10,171

        Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $576 thousand, $684 thousand and $686 thousand for the years ended September 30, 2004, 2003 and 2002, respectively. Recorded interest income on these loans was $126 thousand, $17 thousand and $42 thousand for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
        An analysis of changes in the allowance for loan losses is as follows:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

	Years Ended September 30,

	2004	2003	2002

Balance, beginning of period	$14,957	$15,824	$15,943

Charge-offs	(6,487)	(7,612)	(6,624)
Recoveries	654	510	617

Net charge-offs	(5,833)	(7,102)	(6,007)
Provision for loan losses	5,675	6,235	5,888

Balance, end of period	$14,799	$14,957	$15,824

        At September 30, 2004 and 2003 impaired loans totaled $363 thousand and $1.7 million, respectively. The impaired loans at September 30, 2004 and 2003 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2004, 2003 and 2002 was $1.4 million, $2.7 million and $4.1 million, respectively. No interest income was recognized on loans while categorized as impaired loans in fiscal 2004, 2003 or 2002.
        During fiscal 2004 the Company securitized $27.5 million of portfolio loans and reclassified them as securities available for sale. In accordance with SFAS No.140, no gain was recognized related to the securitization. The Company did not securitize portfolio loans and reclassify as securities available for sale during fiscal 2003 and 2002.
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
        Residential one-to-four family real estate loans amounted to $987.8 million and $1.1 billion at September 30, 2004 and 2003, respectively.
        Commercial real estate loans including multi-family residential loans totaled $224 million and $210.3 million at September 30, 2004 and 2003, respectively. Land and lot loans totaled $101.3 million and $87.8 million at September 30, 2004 and 2003, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
        Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Before the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted, the Company was allowed to lend substantially higher amounts to any one borrower than the current regulatory limitations. However, the Company's internal loan policy placed lower limits on loans to any major borrower. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of the Association's capital. The maximum amount outstanding to any one borrower was $18.7 million at September 30, 2004 and $19.3 million at September 30, 2003.

NOTE 9.    Office Properties and Equipment

        Office properties and equipment are summarized as follows:

	September 30,

	2004	2003

Land	$12,922	$10,576
Buildings and improvements	34,123	22,280
Furniture and equipment	28,539	28,015
Leasehold improvements	4,853	4,523

	80,437	65,394
Less, accumulated depreciation and amortization	(29,863)	(28,195)

Total	$50,574	$37,199

NOTE 10.    Intangible Assets

        Intangible assets, net of accumulated amortization, at September 30 are summarized as follows:

	2004	2003

Goodwill	$20,224	$14,570

Customer list	3,574	2,672
Less accumulated amortization	(1,346)	(891)

	2,228	1,781

Total	$22,452	$16,351

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        The following summarizes the changes in the carrying amount of goodwill related to insurance operations acquired for the years ended September 30, 2004 and 2003:

	2004	2003

Balance at beginning of year	$14,570	$13,240
Goodwill acquired during year	5,654	1,330

Balance at end of year	$20,224	$14,570

        During fiscal 2004 the Company purchased the Kimbrell companies for $6.1 million, of which $5.2 million was recorded as goodwill and $908 thousand was recorded as a customer list intangible. Also increasing goodwill was the payment of performance-based payments of $431 thousand and $75 thousand to principals of Kinghorn Insurance and Woodruff & Company, Inc., respectively.
        Goodwill increased $585 thousand in fiscal 2003 due to the purchase of Woodruff & Company, Inc. in February 2003 and the purchase of a portion of MCA Administrators, Inc. in June 2003 (For further discussion, see Note 2 of Notes to Consolidated Financial Statements). Also during fiscal 2003, the Company made an additional payment of $82 thousand to Johnson Insurance, of which $73 thousand was recorded as goodwill, and a performance-based payment of $672 thousand to principals of Kinghorn Insurance and Associated Insurors, of which the entire amount was recorded as goodwill.
        Amortization of intangibles was $456 thousand, $371 thousand and $306 thousand in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The Company expects to record amortization expense related to intangibles of $482 thousand for fiscal year 2005, $470 thousand for fiscal 2006, $391 thousand for fiscal 2007, $322 thousand for fiscal 2008, $153 thousand for fiscal 2009 and an aggregate of $410 thousand for all years thereafter.

NOTE 11.    Mortgage Servicing Rights

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, for the years ended September 30. The aggregate fair value of capitalized MSRs at September 30, 2004 and 2003 was $11.9 million and $12.3 million, respectively.

	September 30,

	2004	2003

Balance at beginning of year	$12,300	$9,115
Capitalized mortgage servicing rights	2,852	6,275
Amortization	(2,296)	(3,147)
Change in valuation allowance	(918)	57

Balance at end of year	$11,938	$12,300

        At September 30, 2004 and 2003, the valuation allowance for capitalized MSRs totaled $1.7 million and $822 thousand, respectively. In 2004 and 2003, the Company recorded a $918 thousand impairment loss and a $57 thousand recovery from the valuation of MSRs, respectively.
        The estimated amortization expense for mortgage servicing rights for the years ended September 30 is as follows: $2.1 million for 2005, $2.0 million for 2006, $1.8 million for 2007, $1.6 million for 2008, $1.4 million for 2009 and $4.7 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

NOTE 12.    Real Estate and Other Assets Acquired in Settlement of Loans

        Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

	September 30,

		2004	2003

Real estate acquired in settlement of loans		$2,865	$3,121
Other assets acquired in settlement of loans		1,138	888

Total		$4,003	$4,009

Real estate operations are summarized as follows:

	Year Ended September 30,

	2004	2003	2002

(Loss) gain on sale of real estate	$(5)	$(100)	$79
Provision charged as a write-down to real estate	(314)	(16)	(88)
Expenses	(775)	(615)	(584)

Total	$(1,094)	$(731)	$(593)

NOTE 13.    Deposit Accounts

        The deposit balances and related rates were as follows:

	September 30,

	2004		2003

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

Non-interest-bearing demand accounts	$174,119		$162,201
NOW accounts	264,932	0.27%	236,290	0.28%
Statement and other accounts	166,990	0.55	150,707	0.60
Money market accounts	243,173	0.85	278,982	0.73

	849,214	0.44	828,180	0.44

Certificate accounts:
Fixed-rate	659,164	2.90	639,068	3.17
Variable-rate	12,439	1.61	14,403	1.54

	671,603	2.88	653,471	3.14

Total	$1,520,817	1.52%	$1,481,651	1.63%

        Scheduled maturities of certificate accounts were as follows:

	September 30,

	2004	2003

Within one year	$379,643	$356,983
Within two years	116,848	125,258
Within three years	116,449	91,122
Within four years	30,082	45,417
Within five years	25,450	29,565
Thereafter	3,131	5,126

Total	$671,603	$653,471

        The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $149 million and $56.8 million at September 30, 2004 and 2003, respectively, to secure deposits by various entities.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        Time deposits with balances equal to or exceeding $100 thousand totaled $241.0 million and $216.0 at September 30, 2004 and 2003, respectively.

NOTE 14.    Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,

	2004		2003

		Weighted		Weighted
Maturity	Balance	Average Rate	Balance	Average Rate

One year	$368,000	3.14%	$188,000	2.73%
Two years	50,000	2.95	210,000	4.82
Three years	75,000	2.76	50,000	2.19
Four years	15,000	5.57
Five years			25,000	5.57
Six years	125,000	6.31
Seven years			125,000	6.31
Ten years	25,000	3.51

Total	$658,000	3.75%	$598,000	4.29%

        As collateral for its advances, the Company has pledged, in the form of blanket liens, eligible single-family loans, multi-family dwelling units, home equity lines of credit and second mortgages, and specific liens on investment securities and mortgage-backed securities in the amount of $1.03 billion as of September 30, 2004. At September 30, 2003, the Company pledged, as collateral, eligible single-family loans in the amount of $944.2 million. In addition, all of the Company's FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta.
        Average FHLB advances during 2004, 2003 and 2002 were $636.2 million, $549.8 million and $633.6 million, respectively. The average interest rate on FHLB advances during 2004, 2003 and 2002 were 3.89%, 4.94% and 4.70%.
        The maximum FHLB advances outstanding at any month end during 2004, 2003 and 2002 were $767 million, $600 million and $701 million, respectively.

NOTE 15.        Other Borrowings

        The Company had a $35 million funding line with another bank. This line was paid off in March 2004 with proceeds from long-term borrowings. The rate on the line was indexed to LIBOR. Borrowings and their related weighted average interest rates at September 30 were:

	2004		2003

	Balance	Rate	Balance	Rate

Bank Line of Credit To A Subsidiary	$1,262	3.62%
Bank Line of Credit			$24,075	3.12%

	$1,262	3.62%	$24,075	3.12%

        Average other borrowings during 2004, 2003 and 2002 were $112.4 million, $26.6 million and $29.2 million, respectively, and were principally attributable to securities sold under agreements to repurchase. The average interest rate on other borrowings during 2004, 2003 and 2002 was 2.67%, 3.50% and 3.89%, respectively.
        The maximum borrowings outstanding at any month end during 2004, 2003 and 2002 were $185.6 million, $26.8 million and $93.1 million, respectively.
        One of the Company's subsidiaries has an unsecured $2 million funding line of credit with another bank. At September 30, 2004, the balance was $1.3 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

NOTE 16.    Debt Associated With Trust Preferred Securities

        On March 19, 2004, First Financial Capital Trust I ("the Capital Trust I"), a wholly owned subsidiary of the Company, issued and sold $45 million aggregate liquidation amount of 7.0% capital securities, Series A (liquidation amount $1,000 per capital security) of the Capital Trust I, referred to as the capital securities.
        The Capital Trust I is a statutory business trust created for the purposes of: issuing and selling the capital securities; using the proceeds from the sale of the capital securities and common securities to acquire junior subordinated deferrable interest debt securities, referred to as the junior subordinated debt securities, issued by the Company; and engaging in only those other activities necessary, advisable or incidental to the above. The junior subordinated debt securities will be the sole assets of the Capital Trust I, and payments under the junior subordinated debt securities will be the sole revenues of the Trust. The Company owns all of the common securities of the Trust. The Company's obligations under the junior subordinated debt securities are unsecured and subordinated to payment of the senior and subordinated debt.
        Distributions are payable quarterly in arrears beginning on July 7, 2004, and upon redemption, at a fixed annual rate equal to 7% of the aggregate liquidation amount of the capital securities. The Company has the right, subject to events of default relating to the junior subordinated debt securities, to defer interest payments on the junior subordinated debt securities for up to 20 consecutive quarterly periods. All such extensions will end on an interest payment date and will not extend beyond April 6, 2034, the stated maturity date of the junior subordinated debt securities, or beyond any optional redemption date or special event redemption date.
        The Company may redeem all or part of the junior subordinated debt securities at any time on or after April 7, 2009. In addition, the junior subordinated debt securities may be redeemed in whole but not in part, at any time prior to April 7, 2009 if certain tax events occur, there is a change in the way the capital securities would be treated for regulatory capital purposes and there is a change in the Investment Company Act of 1940 that requires the Trust to register under that law.
        All of the proceeds from the sale by the Trust of its capital securities and common securities were invested by the Trust in the junior subordinated debt securities which the Company utilized to pay off a $24.1 million line of credit with another bank. The remainder of the net proceeds was retained for working capital and other corporate purposes, which may include stock repurchases and potential acquisitions, as well as contributions to First Federal to support its future growth.
        In September 2004, First Financial Capital Trust I exchanged its 7% Capital Securities, Series B (liquidation amount $1,000 per capital security) which have been registered under the Securities Act of 1933 for any and all of its outstanding 7% Capital Securities, Series A (liquidation amount $1,000 per capital security).
        Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $1.6 million at September 30, 2004 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $28.0 thousand for fiscal 2004 and is reported in other noninterest expense on the consolidated statements of operations.

NOTE 17.    Income Taxes

        Income tax expense attributable to continuing operations for the years ended September 30, 2004, 2003 and 2002, is comprised of the following:

	Federal	State	Total

2004
Current	$14,261	$134	$14,395
Deferred	(655)	44	(611)

Total	$13,606	$178	$13,784

2003
Current	$13,474	$19	$13,493
Deferred	1,687	18	1,705

Total	$15,161	$37	$15,198

2002
Current	$15,811	$358	$16,169
Deferred	(535)	25	(510)

Total	$15,276	$383	$15,659

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Year Ended September 30,

	2004	2003	2002

Expected federal income tax expense	$13,418	$14,843	$15,334
Increases (reductions) in income taxes resulting from:
Tax exempt income	(75)	(76)	(77)
Change in state tax valuation allowance	(974)	(909)	(369)
South Carolina income tax expense, net of federal income tax effect	1,090	933	618
Other, net	325	407	153

Total	$13,784	$15,198	$15,659

Effective tax rate	36.0%	35.8%	35.7%

        As a result of tax legislation in the Small Business Job Protection Act of 1996, Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1.5 million over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows the Associations to defer recapture of this amount for the 1998 and 1997 tax years provided the "residential loan requirement" is met for both years. The Associations met this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year. The Association has recorded the related deferred tax liability in other liabilities.
        During the year ended September 30, 1999, First Federal and Peoples Federal began to recapture bad debt reserves in excess of pre-1988 base year. This amortization ended in fiscal 2003.
        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below.

	September 30,

	2004	2003

Deferred tax assets:
Loan loss allowances deferred for tax purposes	$5,874	$5,230
Net operating loss carryforward	166	1,159
Post retirement benefits	332	284
Unrealized loss on securities available for sale	928
Other	659

Total gross deferred tax assets	7,959	6,673
Less valuation allowance	-	(974)

Net deferred tax assets	7,959	5,699

Deferred tax liabilities:
Unrealized (loss) gain on securities available for sale		426
Tax bad debt reserve in excess of base year amount	40	81
FHLB stock dividends deferred for tax purposes	1,704	1,533
Loan fee income adjustments for tax purposes	3,062	3,630
Expenses deducted under economic performance rules	740	567
Excess carrying value of assets acquired for financial reporting purposes
over tax basis	6,937	5,009
Book over tax basis in subsidiary	2,342	3,325
Other	793	752

Total gross deferred tax liabilities	15,618	15,323

Net deferred liability (included in other liabilities)	$(7,659)	$(9,624)

        A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax benefit of $1.4 million has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $611 thousand.
        Under SFAS No. 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. The valuation allowance for deferred tax assets as of October 1, 2003 and October 1, 2002 was $974 thousand and $1.9 million, respectively. The net change in the total valuation allowance for years ended September 30, 2004 and 2003 was a decrease of $974 thousand and $909 thousand, respectively.
        The consolidated financial statements at September 30, 2004 and 2003 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal's stock.

NOTE 18.    Benefit Plans

Stock Option Plans
        In January 1991, the shareholders approved the 1990 Stock Option and Incentive Plan. The Plan provided for the granting of incentive stock options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of non-qualified stock options. Options of 85,100 granted under this plan expire at various dates through November 23, 2007.
        In January 1998, the shareholders approved the 1997 Stock Option and Incentive Plan. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The Plan provides for the granting of incentive stock options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The Plan also provides for non-qualified stock options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 297,980 granted under this Plan expire at various dates through May 22, 2013.
        The 2001 Stock Option Plan was approved by the shareholders in January 2001. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The Plan provides for the granting of incentive or non-qualified stock options to be granted at a price at least equal to the fair market value of a share of Common Stock on the date of grant. Options of 382,255 granted under this Plan expire at various dates through November 2013.
        On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan, which was subsequently approved by the shareholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to this Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. At September 30, 2004, options to purchase 151,127 shares of common stock at prices ranging from $7.36 to $23.23 expire at various dates through October 2013. These options were all granted in lieu of otherwise payable cash compensation. This plan expired July 27, 2004.
        On September 25, 2003, the Company's Board of Directors approved the 2004 Outside Directors Stock Options-for-Fees Plan, which was subsequently approved by the shareholders on January 29, 2004. The Plan became effective upon the expiration of the 1994 Outside Directors Stock Options-for-Fees Plan. An aggregate of 200,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The formula for computing the options awarded is consistent with the 1994 Outside Directors Stock Options-for-Fees Plan. At September 30, 2004, there had been no options granted or exercised under this plan.
        During 1998 the Company, as part of its acquisition of Investors Savings Bank of South Carolina ("Investors"), converted all stock options of Investors outstanding at the time of the merger into options to acquire common stock of the Company. The stock option plan of Investors expired in May of 1996. 6,934 options remaining under the plan of Investors expire at various dates through September 19, 2006.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        The following is a summary of the activity under the stock-based option plans for the years ended September 30, 2004, 2003 and 2002.

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	976,571	$17.89	946,134	$16.28	1,041,590	$13.68
Options exercised	(206,902)	13.69	(123,526)	14.65	(296,523)	12.09
Options forfeited	(9,817)	21.35	(25,215)	21.92	(7,881)	17.45
Options granted	163,544	30.46	179,178	24.84	208,948	23.34

Outstanding, September 30	923,396	$21.02	976,571	$17.89	946,134	$16.28

Exercisable, September 30	799,188	$20.06	851,179	$17.18	805,535	$15.59

Weighted-average fair value
of options granted during
the year		$10.22		$6.60		$6.68

        Stock options outstanding and exercisable as of September 30, 2004, are as follows:
	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price

$7.36 / $9.75	54,455	1.86	$8.65	54,455	$8.65
$10.13 / $13.63	96,334	3.68	11.92	96,334	11.92
$14.00 / $16.88	115,951	4.09	15.03	108,488	14.90
$17.00 / $19.25	157,762	4.20	18.38	157,762	18.38
$20.77 / $23.52	192,533	5.93	23.06	170,697	23.03
$24.55 / $27.28	145,665	6.44	25.34	112,728	25.23
$29.35 / $32.28	160,696	6.48	31.25	98,724	31.59

	923,396	5.11	$21.02	799,188	$20.06

Stock Purchase Plans
        On January 25, 1995, the shareholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase stock of the Company at a discounted price. Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. Purchases of 68,928 shares of common stock have been made under the ESPP. This plan expired in July 2004.
        On January 27, 2004, the shareholders approved the 2004 Employee Stock Purchase Plan, which is substantially the same as the ESPP. Purchases of 3,341 shares of common stock have been made under this plan.

Performance Equity Plan
        On January 22, 1997, the shareholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial performance criteria. Performance targets for the 2003, 2002 and 2001 year resulted in the awarding of 2,579, 2,802 and 2,247 shares in the years 2004, 2003 and 2002 to the directors serving the Company and the subsidiaries.

Sharing Thrift Plan
        The Company has established the Sharing Thrift Plan which includes a deferred compensation plan (under Section 401(k) of the Internal Revenue Code) for all full-time and certain part-time employees. The Plan permits eligible participants to contribute up to limitations prescribed by law. Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan. The Company will match the employee's contribution up

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

to 5% of the employee's salary based on the attainment of certain profit goals. The Plan, under an annual election made by the Company, also provides for a safe harbor contribution of 4%.
        The Company's matching contribution charged to expense for the years ended September 30, 2004, 2003 and 2002, was $1.4 million, $1.2 million and $1.1 million respectively.
        The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a quarterly Profit Sharing Contribution from 0% to 100% of 6% of their base pay during such quarter dependent on the profitability of the Company. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Contributions to the Plan during 2004, 2003 and 2002 totaled $2.1 million, $1.8 million and $1.4 million, respectively.

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
        The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements at September 30, 2004 and 2003 are shown below:

	2004	2003

Change in benefit obligation:
Benefit obligation at October 1	$2,062	$1,943
Interest cost	120	128
Plan participants' contribution	8	10
Actuarial loss	106	143
Benefit payments	(163)	(162)

Benefit obligation at September 30	$2,133	$2,062

Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	155	152
Plan participants' contributions	8	10
Benefit payments	(163)	(162)

Fair value of plan assets at September 30	$-	$-

Funded status:
As of end of year	$(2,133)	$(2,062)
Unrecognized transition obligation	620	534
Unrecognized net loss	630	709

Accrued postretirement benefit expense	$(883)	$(819)

        An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2004 and 2003, by $187 thousand and $181 thousand, the aggregate of service and interest cost by $11 thousand and $12 thousand, respectively.

        The combined postretirement benefit expense components for the Company's plan for the years ended September 30, 2004, 2003 and 2002 are shown below:

	2004	2003	2002

Interest Cost	$120	$128	$129
Amortization of transition obligation	98	91	84

Net postretirement expense	$218	$219	$213

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

	2004	2003

Discount rate	5.75%	6.00%
Health care cost trend on covered charges
First year	9.00%	10.00%
Ultimate	5.00%	5.00%

        The estimated future benefit payments are as follows:

Fiscal year	September 30,

2005	$128
2006	127
2007	132
2008	138
2009	144
2010-2014	761

NOTE 19.    Commitments and Contingencies

Loan Commitments
        Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $18.3 million at September 30, 2004. These were principally single-family loan commitments. Outstanding undisbursed closed construction loans amounted to $59.9 million. Other loan commitments totaled $27.5 million at September 30, 2004.
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
        The Company originates and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $269.9 million, $252.6 million and $270.9 million at September 30, 2004, 2003 and 2002, respectively. Based on historical trends, it is not expected that the percentage of funds drawn on existing lines of credit will increase substantially over levels currently utilized.

Derivative Instruments
        The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at September 30, 2004: commitments to originate fixed rate residential loans held for sale and forward sales commitments thereon.
        The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $22.2 million at September 30, 2004. It is anticipated 80% of these loans will close totaling $17.8 million. The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2004.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Lease Commitments
        The Company occupies office space and land under leases expiring on various dates through 2011. Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2004

One year	$738
Two years	657
Three years	559
Four years	509
Five years	439
Thereafter	2,588

Total	$5,490

        Rental expenses under operating leases were $1.6 million; $1.7 million and $1.5 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 20.    Stockholders' Equity, Dividend Restrictions and Other Regulatory Matters

        The ability of the Company to pay dividends depends primarily on the ability of First Federal and other Company subsidiaries to pay dividends to the Company. First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
        Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2004, that First Federal meets all capital adequacy requirements to which it is subject.
        As of September 30, 2004, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institutions' category.
        First Federal's actual capital amounts and ratios for 2004 and 2003 are presented in the following table:

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2004
Tangible capital (to Total Assets)	$172,266	7.18%	$35,937	1.50%
Core capital (to Total Assets)	172,266	7.18	95,927	4.00	$119,908	5.00%
Tier I capital (to Risk-based Assets)	172,266	10.72			95,151	6.00
Risk-based capital (to Risk-based Assets)	184,873	11.66	126,867	8.00	158,584	10.00

As of September 30, 2003
Tangible capital (to Total Assets)	$163,587	7.12%	$34,486	1.50%
Core capital (to Total Assets)	163,587	7.12	91,920	4.00	$114,900	5.00%
Tier I capital (to Risk-based Assets)	163,587	10.44			92,965	6.00
Risk-based capital (to Risk-based Assets)	176,674	11.40	123,954	8.00	154,942	10.00

        The Office of Thrift Supervision's capital distribution regulations specify the conditions relative to an institution's ability to pay dividends. The regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100% of net income to date over the calendar year

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval. The regulations state that an institution subject to more stringent restrictions may make a request through the OTS to be subject to the new regulations. The Company has received approval from the OTS to be subject to the requirements of the new regulations.
        The Company may not declare or pay a cash dividend on, or purchase, any of its common stock, if the effect thereof would cause the capital of First Federal to be reduced below the minimum regulatory capital requirements.
        Under Delaware law, the Company may declare and pay dividends on its common stock either out of its surplus, as defined under Delaware law, or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
        First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve. At September 30, 2004 and 2003, these required balances were $14.2 million and $9.6 million, respectively.

NOTE 21.    Fair Value of Financial Instruments

        The following table sets forth the fair value of the Company's financial instruments at September 30, 2004 and 2003:

	September 30,

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$ 102,310	$ 102,310	$ 85,523	$ 85,523
Investments available for sale	28,926	28,926	13,787	13,787
Investment in capital stock of FHLB	33,900	33,900	29,900	29,900
Loans receivable, net	1,817,585	1,837,084	1,801,932	1,827,136
Mortgage-backed securities available for sale	346,847	346,847	303,470	303,470
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	849,214	849,214	828,180	828,180
Certificate accounts	671,603	674,601	653,471	665,230
Advances from FHLB	658,000	678,221	598,000	650,571
Other borrowings	1,262	1,262	24,075	24,075
Long-term debt	46,392	45,696

        Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2004, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
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
        Under SFAS No. 107, the fair value of deposits with no stated maturity, such as regular savings accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

in SFAS No. 107. The fair values of FHLB advances are estimated based on current rates for borrowings with similar terms.
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
        The information presented is based on pertinent information available to management as of September 30, 2004. Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values. The current estimated fair value of these instruments may have changed significantly since that point in time.

NOTE 22.    Business Segments

        The Company has two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.
        First Federal, the Company's primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.
        First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina, with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers. No single customer accounts for a significant amount of the revenues of either reportable segment. The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

        Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the "Other" column as well as elimination entries required for consolidation. (In thousands.)

Year Ended September 30, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$126,230	$215	$148	$126,593
Interest expense	47,960	46	1,985	49,991
Net interest income	78,270	169	(1,837)	76,602
Provision for loan losses	5,675			5,675
Other income	22,437	184	2,040	24,661
Commissions on insurance and
other agency income	353	17,277	(116)	17,514
Non-interest expenses	57,622	13,209	3,477	74,308
Amortization of intangibles		456		456
Income tax expense	13,577	1,428	(1,221)	13,784

Net income	$24,186	$2,537	$(2,169)	$24,554

September 30, 2004
Total assets	$2,395,777	$36,137	$10,399	$2,442,313
Loans	$1,815,800	1,785		$1,817,585
Deposits	$1,525,650		$(4,833)	$1,520,817

Year Ended September 30, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$134,285	$(16)	$112	$134,381
Interest expense	54,983	6	932	55,921
Net interest income	79,302	(22)	(820)	78,460
Provision for loan losses	6,235			6,235
Other income	25,301	44	1,900	27,245
Commissions on insurance and
other agency income	397	13,323		13,720
Non-interest expenses	57,236	10,183	2,991	70,410
Amortization of intangibles		371		371
Income tax expense	14,872	1,005	(679)	15,198

Net income	$26,657	$1,786	$(1,232)	$27,211

September 30, 2003
Total assets	$2,299,092	$22,968	$822	$2,322,882
Loans	$1,801,932			$1,801,932
Deposits	$1,486,410		$(4,759)	$1,481,651

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Year Ended September 30, 2002

		Insurance
	Banking	Activities	Other	Total

Interest income	$153,904	$3	$119	$154,026
Interest expense	70,365	18	959	71,342
Net interest income	83,539	(15)	(840)	82,684
Provision for loan losses	5,888			5,888
Other income	20,229	48	716	20,993
Commissions on insurance and
other agency income	386	9,580		9,966
Non-interest expenses	54,786	6,738	2,114	63,638
Amortization of intangibles		306		306
Income tax expense	15,537	930	(808)	15,659

Net income	$27,943	$1,639	$(1,430)	$28,152

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

NOTE 23.    First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end, the Company's principal asset was its investment in its subsidiaries, and the principal source of income for the Company was dividends and equity in undistributed earnings from its subsidiaries. The following is condensed financial information for the Company.

Statements of Financial Condition

	September 30,

	2004	2003

Assets
Cash and cash equivalents	$188	$1,452
Investments available for sale	9,953	1,978
Mortgage-backed securities available for sale, at fair value	84	113
Investment in subsidiaries	198,954	185,049
Other	3,837	332

Total assets	$213,016	$188,924

Liabilities and Stockholders' Equity
Accrued expenses	$1,437	$1,843
Other borrowings		24,075
Long-term debt	46,392
Stockholders' equity	165,187	163,006

Total liabilities and stockholders' equity	$213,016	$188,924

Statements of Operations

	Year Ended September 30,

	2004	2003	2002

Income
Increase (decrease) of equity in undistributed earnings
of subsidiaries	$9,512	$(4,943)	$8,885
Dividend income	17,400	33,600	20,900
Interest income	136	81	109
Other income	256	467	494

Total income	27,304	29,205	30,388

Expenses
Interest expense	1,987	924	978
Salaries and employee benefits	1,203	1,071	1,325
Stockholder relations and other	898	819	847

Total expense	4,088	2,814	3,150

Net income before tax	23,216	26,391	27,238
Income tax benefit	(1,338)	(820)	(914)

Net income	$24,554	$27,211	$28,152

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004, 2003 and 2002

Statements of Cash Flows

	Year Ended September 30,

	2004	2003	2002

Operating Activities
Net income	$24,554	$27,211	$28,152
Adjustments to reconcile net income to net cash
provided by operating activities
(Increase) decrease of equity in undistributed earnings
of subsidiaries	(9,512)	4,943	(8,885)
(Increase) decrease in other assets	(2,113)	(68)	22
(Decrease) increase in accrued expenses	(406)	1,181	308

Net cash provided by operating activities	12,523	33,267	19,597

Investing Activities
Repayments on mortgage-backed securities	29	37	99
Net purchase of investments available for sale	(7,975)	(300)	(50)
Equity investment in subsidiary	(6,175)	(650)	(3,317)

Net cash used by investing activities	(14,121)	(913)	(3,268)

Financing Activities
Net (decrease) increase in other borrowings	(24,075)	(2,675)	3,000
Increase in long-term debt	46,392
Costs associated with long-term debt	(1,392)
Proceeds from exercise of stock options	3,360	2,240	3,923
Treasury stock purchased	(12,961)	(20,971)	(14,274)
Dividends paid	(10,990)	(9,780)	(9,115)

Net cash provided by (used in) financing activities	334	(31,186)	(16,466)

Net (decrease) increase in cash and cash equivalents	(1,264)	1,168	(137)
Cash and cash equivalents at beginning of period	1,452	284	421

Cash and cash equivalents at end of period	$188	$1,452	$284

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,987	$924	$978
Income taxes	13,907	12,533	21,916
Unrealized net (loss) gain on securities available
for sale, net of income tax	(2)	1	(2)
Tax benefit resulting from stock options	348	212	721

NOTE 24.    Dividend Reinvestment and Direct Purchase Plan

        The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2004, 640,067 shares had been purchased or transferred to the Plan and remain in the Plan.

NOTE 25.    Quarterly Results (Unaudited):

        Summarized below are selected financial data regarding results of operations for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2004
Total interest income	$31,760	$32,037	$31,545	$31,251	$126,593
Net interest income	19,139	19,609	19,153	18,701	76,602
Provision for loan losses	1,425	1,825	1,125	1,300	5,675
Income before income taxes	8,174	9,904	10,552	9,708	38,338
Net income	5,254	6,390	6,702	6,208	24,554
Earnings per common share:
Basic	$0.42	$0.51	$0.54	$0.50	$1.97
Diluted	0.41	0.50	0.52	0.49	1.92
2003
Total interest income	$35,918	$33,834	$32,998	$31,631	$134,381
Net interest income	20,385	19,690	19,567	18,818	78,460
Provision for loan losses	1,485	1,650	1,450	1,650	6,235
Income before income taxes	10,433	11,197	10,099	10,680	42,409
Net income	6,708	7,169	6,485	6,849	27,211
Earnings per common share:
Basic	$0.51	$0.55	$0.51	$0.55	$2.12
Diluted	0.50	0.54	0.50	0.53	2.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

        An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the section captioned "Proposal I--Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

        Executive Officers. For Information concerning the Company's executive officers, see Part 1 Item 1 - Business -- Other Information -- Executive Officers Of The Registrant.

        Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Paul G. Campbell, Jr. (Chairman), Thomas J. Johnson, D. Kent Sharples and Henry M. Swink. The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards.

        The Board of Directors has determined that Ronnie M. Givens qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Mr. Givens as the Audit Committee financial expert. Mr. Givens has joined the Audit Committee effective December 1, 2004. Director Givens is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

        Code of Ethics. The Company has adopted a "Code of Business Conduct and Ethics", applicable to corporate and affiliate directors, officers and employees, including special ethical obligations of senior financial officers. A copy may be obtained at the Company's internet website: www.firstfinancialholdings.com.

        Compliance with Insider Reporting. The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to the Section captioned "Audit Committee Matters -- Auditing and Related Fees" of the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm - see Item 8 for reference.

  All other schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

  Listing of Exhibits
Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
3.8	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.9	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed October 29, 2004
3.10	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed December 1, 2004
3.11	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed December 1, 2004
4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit No.	Description of Exhibit	Location

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C. 29423-8068

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 14, 2004	By:	/s/ A. Thomas Hood

A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ James C. Murray

	A. Thomas Hood		James C. Murray
	Director (Principal Executive Officer)		Director

Date:	December 14, 2004	Date:	December 14, 2004

By:	/s/ Susan E. Baham	By:	/s/ Gary C. Banks, Jr.

	Susan E. Baham		Gary C. Banks, Jr.
	Senior Vice President		Director
(Principal Accounting Officer)

Date:	December 14, 2004	Date:	December 14, 2004

By:	/s/Paula Harper Bethea	By:	/s/ Paul G. Campbell, Jr.

	Paula Harper Bethea		Paul G. Campbell, Jr.
	Director		Director

Date:	December 14, 2004	Date:	December 14, 2004

By:		By:	/s/ Thomas J. Johnson

	Ronnie M. Givens		Thomas J. Johnson
	Director		Director

Date:	December 14, 2004	Date:	December 14, 2004

By:	/s/ James L. Rowe	By:	/s/ D. Kent Sharples

	James L. Rowe		D. Kent Sharples
	Director		Director

Date:	December 14, 2004	Date:	December 14, 2004

By:	/s/ Henry M. Swink

Henry M. Swink
Director

Date:	December 14, 2004