Form 10-Q
period 2004-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2005-02-09
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2004

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

Class	Outstanding Shares at
Common Stock	January 31, 2005

$.01 Par Value	12,313,243

FIRST FINANCIAL HOLDINGS, INC.

INDEX
PART I -- CONSOLIDATED FINANCIAL INFORMATION	PAGE NO.

Item
1. Consolidated Financial Statements
Consolidated Statements of Financial Condition	1
at December 31, 2004 and September 30, 2004

Consolidated Statements of Income for the Three	2
Months Ended December 31, 2004 and 2003

Consolidated Statements of Stockholders' Equity and	3
Comprehensive Income at December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the	4
Three months Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements	5-14

2. Management's Discussion and Analysis of Financial	14-29
Condition and Results of Operations

3. Quantitative and Qualitative Disclosures About Market Risk	29-30

4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	31

2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32

5. Other Information	32

6. Exhibits	32-34

SIGNATURES	35

EXHIBIT 31 -- CERTIFICATIONS	36-37

EXHIBIT 32 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND	38
CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,

	2004	2004

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$93,356	$102,310
Investments available for sale, at fair value	29,344	28,926
Investment in capital stock of FHLB, at cost	31,086	33,900
Loans receivable, net of allowance of $14,697 and $14,799	1,837,779	1,813,531
Loans held for sale	2,741	4,054
Mortgage-backed securities available for sale, at fair value	350,666	346,847
Accrued interest receivable	8,800	8,909
Office properties and equipment, net	51,529	50,574
Real estate and other assets acquired in settlement of loans	4,178	4,003
Intangible assets	22,331	22,452
Other assets	24,783	26,807

Total assets	$2,456,593	$2,442,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,505,251	$1,520,817
Advances from FHLB	584,000	658,000
Other short-term borrowings	112,566	1,262
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	1,665	5,557
Outstanding checks	11,136	12,850
Accounts payable and other liabilities	28,056	32,248

Total liabilities	2,289,066	2,277,126

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued and outstanding 16,135,983 and 16,090,859 shares
at December 31, 2004 and September 30, 2004, respectively	161	161
Additional paid-in capital	45,610	44,812
Retained income, substantially restricted	192,765	189,675
Accumulated other comprehensive loss, net of income taxes	(1,688)	(1,458)
Treasury stock at cost, 3,829,359 and 3,787,714 shares at December 31,
2004 and September 30, 2004, respectively	(69,321)	(68,003)

Total stockholders' equity	167,527	165,187

Total liabilities and stockholders' equity	$2,456,593	$2,442,313

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$28,094	$28,208
Interest on mortgage-backed securities	3,299	3,108
Interest and dividends on investments	548	427
Other	40	17

Total interest income	31,981	31,760

INTEREST EXPENSE
Interest on deposits	5,880	5,759
Interest on borrowed money	6,955	6,862

Total interest expense	12,835	12,621

NET INTEREST INCOME	19,146	19,139
Provision for loan losses	1,300	1,425

Net interest income after provision for loan losses	17,846	17,714

OTHER INCOME
Net gain on sale of loans	373	210
Net (loss) gain on sale of investment and mortgage-backed securities	(56)	436
Brokerage fees	634	494
Commissions on insurance	3,712	2,846
Other agency income	264	262
Service charges and fees on deposit accounts	2,947	2,757
Loan servicing operations, net	315	415
Gains on disposition of assets	1,566	247
Other	2,450	798

Total other income	12,205	8,465

NON-INTEREST EXPENSE
Salaries and employee benefits	13,118	11,301
Occupancy costs	1,253	1,282
Marketing	504	350
Depreciation, rental and maintenance of equipment	1,173	1,336
Prepayment penalties on FHLB advances	964
Amortization of intangibles	121	96
Other	3,672	3,640

Total non-interest expense	20,805	18,005

Income before income taxes	9,246	8,174
Income tax expense	3,333	2,920

NET INCOME	$5,913	$5,254

NET INCOME PER COMMON SHARE BASIC	$0.48	$0.42

NET INCOME PER COMMON SHARE DILUTED	$0.47	$0.41

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042)	$163,006
Net income				5,254				5,254
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(1,365)			(1,365)
Total comprehensive income								3,889
Common stock issued pursuant
to stock option and
employee benefit plans	73		1,288					1,288
Cash dividends ($.22 per share)				(2,751)				(2,751)
Treasury stock purchased						20	(622)	(622)

Balance at December 31, 2003	15,943	$159	$42,394	$178,614	$(693)	3,368	$(55,664)	$164,810

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				5,913				5,913
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of income tax					(230)			(230)
Total comprehensive income								5,683
Common stock issued pursuant
to stock option and
employee benefit plans	45		798					798
Cash dividends ($.23 per share)				(2,823)				(2,823)
Treasury stock purchased						41	(1,318)	(1,318)

Balance at December 31, 2004	16,136	$161	$45,610	$192,765	$(1,688)	3,829	$(69,321)	$167,527

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	December 31,

	2004	2003

	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$5,913	$5,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,153	1,119
Amortization of intangibles	121	96
Gain on sale of loans, net	(373)	(210)
Loss (gain) on sale of investments and mortgage-backed securities, net	56	(436)
Gain on sale of property and equipment, net	(1,566)	(247)
(Gain) loss on sale of real estate owned, net	(23)	7
Amortization of unearned discounts/premiums on investments, net	729	422
Prepayment penalties on FHLB advances	964
Decrease in deferred loan fees and discounts	(90)	(98)
Decrease (increase) in receivables and other assets	2,121	(441)
Provision for loan losses	1,300	1,425
Write down of real estate acquired in settlement of loans	49	33
Proceeds from sales of loans held for sale	43,287	76,434
Impairment loss from write-down of mortgage servicing rights	12
Origination of loans held for sale	(41,601)	(67,855)
Decrease in accounts payable and other liabilities	(5,759)	(13,052)

Net cash provided by operating activities	6,293	2,451

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale		2,250
Proceeds from sales of investment securities available for sale	4,550	4,500
Net purchases of investment securities available for sale	(5,007)	(17,560)
Redemption (Purchase) of FHLB stock	2,814	(4,400)
Increase in loans, net	(26,734)	(9,685)
Repayments on mortgage-backed securities available for sale	20,286	19,773
Proceeds from sales of mortgage-backed securities available for sale	19,768	7,164
Purchase of mortgage-backed securities available for sale	(44,996)	(128,204)
Proceeds from the sales of real estate owned	1,075	612
Net purchase of office properties and equipment	(542)	(176)

Net cash used in investing activities	(28,786)	(125,726)

FINANCING ACTIVITIES
Net decrease in checking, passbook and money market fund accounts	(10,417)	(46,853)
Net decrease in certificates of deposit	(5,149)	(6,358)
Net (repayments) proceeds of FHLB advances	(74,000)	66,000
Prepayment penalties on FHLB advances	(964)
Net increase in securities sold under agreements to repurchase	111,570	115,127
Decrease in other borrowed money	(266)
Decrease in advances by borrowers for taxes and insurance	(3,892)	(4,601)
Proceeds from the exercise of stock options	798	1,288
Dividends paid	(2,823)	(2,751)
Treasury stock purchased	(1,318)	(622)

Net cash provided by financing activities	13,539	121,230

Net decrease in cash and cash equivalents	(8,954)	(2,045)
Cash and cash equivalents at beginning of period	102,310	85,523

Cash and cash equivalents at end of period	$93,356	$83,478

Supplemental disclosures:
Cash paid during the period for:
Interest	$17,210	$17,839
Income taxes	1,233	1,627
Loans foreclosed	567	249
Unrealized net loss on securities available for sale, net of income tax	(230)	(1,365)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

A.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

       The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, ("First Financial", or the "Company"), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (see Note F, Business Combinations) and First Southeast Investor Services, Inc. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

       The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of the Association. The Company's wholly-owned trust subsidiary, First Financial Capital Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

       The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2004 amounts have been reclassified to conform with the statement presentations for fiscal 2005.

       The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected in future periods.

B.  NATURE OF OPERATIONS

       First Financial is a savings and loan holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. The Association has a total of 48 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

C.  ACCOUNTING ESTIMATES AND ASSUMPTIONS

       Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions.

D.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"). FAS No. 123(R) is a revision of FASB Statement No. 123 ("FAS No. 123"), Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No.123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. FAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

       FAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

       A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

       The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant-date, incremental compensation costs will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

       Excess tax benefits will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

       FAS No. 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in FAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).

       This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. FAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

       Based on a complex set of guidelines, FAS No. 123(R) offers three ways for companies to transition to the new standard requiring the expensing of options: (1) companies can elect not to restate results for periods prior to the effective date of FAS No. 123(R); (2) companies can elect to restate results for prior quarters in the fiscal year of adoption of FAS No. 123(R) to reflect the pro forma compensation cost; or (3) companies can elect to restate results for prior periods, whether annual or quarterly, to reflect the FAS No. 123 pro forma compensation cost.

       The Company will be required to adopt FAS No. 123(R) effective July 1, 2005. The Company is in the process of analyzing the complex provisions of FAS No. 123(R) and the impact that FAS No. 123(R) will have on its results of operations, including the effects of various transition rules. See Note K, Stock-Based Compensation, for a discussion of the Company's current method of accounting for stock-based compensation.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

         In March 2004, the FASB issued EITF No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF

No. 03-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until FASB issues final guidance.

         Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. As a result of the effective date of this guidance being delayed the Company has not evaluated the impact of the initial adoption of this guidance on the financial condition or results of operations.

E.  OTHER COMPREHENSIVE INCOME

       Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the three months ended December 31, 2004 and 2003 amounted to $5.7 million and $3.9 million, respectively.

       The Corporation's "other comprehensive income (loss)" for the three months ended December 31, 2004 and 2003 and "accumulated other comprehensive income (loss)" as of December 31, 2004 and 2003 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

       Other comprehensive loss for the three months ended December 31, 2004 and 2003 follows (in thousands):

	Three Months Ended December 31,

	2004	2003

Unrealized holding losses arising during period, net of tax	$(266)	$(1,085)
Less: reclassification adjustment for realized (losses) gains,
net of tax	(36)	280

Unrealized losses on securities available for sale,
net of applicable income taxes	$(230)	$(1,365)

F.  BUSINESS COMBINATIONS

       On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand. The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance, which if paid would increase goodwill by $2.4 million over the next three years.

G.  INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, at December 31, 2004, September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

	December 31,	September 30,	December 31,

	2004	2004	2003

Goodwill	$20,224	$20,224	$14,570

Customer list	3,574	3,574	2,672
Less accumulated amortization	(1,467)	(1,346)	(987)

	2,107	2,228	1,685

Total	$22,331	$22,452	$16,255

       At December 31, 2004, the Company had one reportable segment with goodwill, insurance operations.  There were no changes in the carrying amount of goodwill related to insurance operations for the three months ended December 31, 2004.

       Amortization of intangibles totaled $121 thousand, $455 thousand and $96 thousand for the three months ended December 31, 2004, fiscal year ended September 30, 2004 and the three months ended December 31, 2003, respectively.

       The Company expects to record amortization expense related to intangibles of $482 thousand for fiscal year 2005, $470 thousand for fiscal 2006, $391 thousand for fiscal 2007, $322 thousand for fiscal 2008, $153 thousand for fiscal 2009 and an aggregate of $410 thousand for all years thereafter.

H.  MORTGAGE SERVICING RIGHTS

       The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, for the quarter ended December 31, 2004, the fiscal year ended September 30, 2004 and the quarter ended December 31, 2003 (in thousands):

	December 31, 2004	September 30, 2004	December 31, 2003

Balance at beginning of period	$11,938	$12,300	$12,300
Capitalized mortgage servicing right	476	2,852	965
Amortization	(553)	(2,296)	(590)
Change in valuation allowance	(12)	(918)

Balance at end of period	$11,849	$11,938	$12,675

       The aggregate fair value of capitalized mortgage servicing rights at December 31, 2004, September 30, 2004 and December 31, 2003 was $11.8 million, $11.9 million and $12.7 million, respectively. At December 31, 2004, September 30, 2004 and December 31, 2003, respectively, the valuation allowance for capitalized MSRs totaled $1.752 million, $1.740 million and $822 thousand, respectively. In the quarter ended December 31, 2004 the Company recorded an impairment loss of $12 thousand. For fiscal year ended September 30, 2004 the Company recorded an impairment loss of $918 thousand. At December 31, 2004, September 30, 2004 and December 31, 2003, the Company was servicing loans for others in the amount of $952.5 million, $952.6 million and $940.9 million, respectively.

       The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows: $2.2 million for 2005, $2.0 million for 2006, $1.9 million for 2007, $1.7 million for 2008, $1.5 million for 2009 and $4.9 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

I.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       The Company uses derivatives as part of its interest rate management activities. Prior to the implementation of SAB 105, the Company recognized a servicing value at the time the commitment was made. After implementation, the Company recognizes the servicing value when the loan is sold. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

       The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at December 31, 2004: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

       The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate conforming loans totaled $15.4 million at December 31, 2004. It is anticipated 90% of these loans will close totaling $13.9 million. The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at December 31, 2004.

J.  EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended December 31,

	2004	2003

Weighted average number of common shares used
in basic EPS	12,300,919	12,542,142
Effect of dilutive stock options	304,663	407,063

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,605,582	12,949,205

       For the quarters ended December 31, 2004 and 2003 there were 220,595 and 95,870 option shares, respectively, that were excluded from the calculation of diluted earnings per share because the exercise prices of $32.30 and $32.28 at December 31, 2004 and $32.28 for the quarter December 31, 2003, were greater than the average market price of the common shares.

K.  STOCK-BASED COMPENSATION

       At December 31, 2004, the Company has five stock-based employee and non-employee compensation option plans, which are described more fully in Note 18 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2004. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to the plans for the three months ended December 31, 2004 and 2003. (amounts in thousands except for per share amounts).

	For The Three Months Ended December 31,
	2004	2003

Net income, as reported	$5,913	$5,254
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all rewards, net of related tax effects.	(249)	(218)

Pro forma net income	$5,664	$5,036

Earnings per share:
Basic - as reported	$0.48	$0.42

Basic - pro forma	$0.46	$0.40

Diluted - as reported	$0.47	$0.41

Diluted - pro forma	$0.45	$0.39

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the quarters ended December 31, 2004 and 2003, respectively: dividend yield of 2.86% and 2.84%, expected volatility of 38% and 39%, average risk-free interest rate of 4.03% and 3.04%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.38 for the quarter ended December 31, 2004 and $10.77 for the quarter ended December 31, 2003. For purposes of the pro forma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

       The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods.

       See Footnote D above for description of FAS No. 123(R).

L.  BUSINESS SEGMENTS

       The Company has two principal operating segments, banking and insurance operations, which are evaluated regularly by Management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these operating segments are reportable segments by virtue of exceeding certain quantitative thresholds.

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

       First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina, with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums. No single customer accounts for a significant amount of the revenues of either reportable segment. The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 of the Company's latest annual report on Form 10-K.

       Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the "Other" column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended December 31, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,810	$125	$46	$31,981
Interest expense	12,033	16	786	12,835
Net interest income	19,777	109	(740)	19,146
Provision for loan losses	1,300			1,300
Other income	7,624	39	566	8,229
Commissions on insurance and
other agency income	63	3,944	(31)	3,976
Non-interest expenses	16,541	3,394	749	20,684
Amortization of intangibles		121		121
Income tax expense	3,448	208	(323)	3,333

Net income	$6,175	$369	$(631)	$5,913

December 31, 2004
Total assets	$2,412,603	$34,627	$9,363	$2,456,593
Loans	$1,838,901	1,619		$1,840,520
Deposits	$1,509,987		(4,736)	$1,505,251

Three months ended December 31, 2003
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,719	$1	$40	$31,760
Interest expense	12,432		189	12,621
Net interest income	19,287	1	(149)	19,139
Provision for loan losses	1,425			1,425
Other income	4,906	14	437	5,357
Commissions on insurance and
other agency income	114	2,994		3,108
Non-interest expenses	14,354	2,691	864	17,909
Amortization of intangibles		96		96
Income tax expense	3,036	92	(208)	2,920

Net income	$5,492	$130	$(368)	$5,254

December 31, 2003
Total assets	$2,402,767	$22,522	$8,792	$2,434,081
Loans	$1,801,672			$1,801,672
Deposits	$1,431,926		$(3,486)	$1,428,440

M.  GUARANTEES

       Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 was $3.1 million.

N.  COMMITMENTS AND CONTINGENCIES

       The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

O.  OTHER INCOME

       Included in Other Income is the receipt of a judgment totaling $1.3 million. See PART II, Item 1 -- Legal Proceedings for additional information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

       All of the Company's electronic filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on the Company's web site, www.firstfinancialholdings.com, using the First Financial SEC Reports link.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

       This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial. These forward-looking statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

OVERVIEW

       First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under the laws of Delaware in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"). Insurance operations are conducted under other First Financial subsidiaries, First Southeast Insurance Services, Inc. ("FSIns.") and Kimbrell Insurance Group, Inc. ("Kimbrell"). The Company also owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer.

       First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size. First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, seven in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (3), Dorchester County (4), Hilton Head area of Beaufort County (3), Georgetown County (2), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

       The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through its direct subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities.

       The Company continues to move forward with many strategic initiatives. In the first quarter of fiscal 2005, the seventh Wal-Mart in-store retail sales office was opened. This new office is located in Myrtle Beach, South Carolina. This new office will enhance our coverage of higher growth markets in South Carolina.

FIRST QUARTER HIGHLIGHTS

       Net income for the quarter ended December 31, 2004 increased 12.5% to $5.9 million from net income of $5.3 million in the comparable quarter in fiscal 2004. Basic earnings per common share increased to $.48 per common share for the quarter ended December 31, 2004 compared to $.42 per common share for the quarter ended December 31, 2003. On a diluted basis, earnings per common share increased to $.47 from $.41 in the comparable period.

       Net income during the December 31, 2004 quarter in comparison to the December 31, 2003 quarter increased by $659 thousand. Non-interest income increased by $3.7 million between the quarters ended December 31, 2004 and December 31, 2003. Included in the current quarter's results were gains from property sales of $1.6 million and the receipt of a judgment totaling $1.3 million. The receipt of the judgment was reported as Other Income in the Consolidated Statements of Income for the quarter ended December 31, 2004. In the quarter ended December 31, 2003, the Company recorded gains on property sales of $247 thousand. The Company also recorded a net loss of $56 thousand from sales of securities during the quarter ended December 31, 2004 compared with net gains of $436 thousand a year ago. Insurance revenues increased by $866 thousand during the current quarter with deposit account fee income also increasing by $190 thousand. Insurance revenue growth was attributable to the purchase of the Kimbrell Insurance Group in early January 2004.

       Total non-interest expense increased substantially, by $2.8 million, during the quarter ended December 31, 2004 compared with the comparable quarter ended December 31, 2003. The Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. The Company was able to maintain approximately the same duration on replacement funding and will recoup the charge over a 32-month period as a result of a lower interest rate on the borrowing. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.8 million, due partially to the addition of staff for three additional in-store sales offices opened over the past year, increased accruals related to the Company's defined contribution plan and incentive payments, and growth from employee costs related to the acquisition of the Kimbrell Insurance Group in January 2004. In addition, costs during the quarter included discretionary bonuses of approximately $658 thousand.

       On a comparative basis, net interest income increased slightly between the quarters ended December 31, 2004 and December 31, 2003. The Company's net interest margin in the quarter ended December 31, 2004 declined to 3.38% compared with 3.44% during the quarter ended December 31, 2003. However, the net interest margin increased by six basis points from 3.32% in the September 2004 quarter. The Company's average earning assets increased $39.8 million between the quarters ended December 31, 2004 and the quarter ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

       The Company's accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10K for September 30, 2004. Of these significant accounting policies, the Company has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

OFF-BALANCE SHEET ARRANGEMENTS

       In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

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

       For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2004, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $133.1 million. Unused business, personal and credit card lines, which totaled $275.7 million at December 31, 2004, are generally for short-term borrowings.

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

OTHER POSTRETIREMENT BENEFITS

       The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company's obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed. The Company's other postretirement benefits are discussed more fully in Item 8, Note 18 to the Consolidated Financial Statements of the 10K for September 30, 2004.

       On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board issued a Staff Position, FAS 106-2, on May 9, 2004, effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare Part D and that it will qualify for the subsidy starting in 2006. The Company began to recognize a reduction in postretirement benefit costs during the first quarter of fiscal 2005.

       The components of net periodic benefit costs are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Three months ended December 31,

	2004	2003

Interest Cost	$27	$30
Amortization of transition obligation	24	25

	$51	$55

       The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it expected to contribute $128 thousand for postretirement benefit payments in fiscal year 2005. As of December 31, 2004, $34 thousand of contributions had been required for the first quarter.

BALANCE SHEET ANALYSIS

       Total assets of First Financial increased $14.3 million, or .6%, during the quarter ended December 31, 2004. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at December 31, 2004 and September 30, 2004:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,

	2004	2004

	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$93,356	$102,310	$(8,954)	(8.75)%
Investments available for sale, at fair value	29,344	28,926	418	1.45
Investment in capital stock of FHLB, at cost	31,086	33,900	(2,814)	(8.30)
Loans receivable, net of allowance of $14,809 and $14,957	1,837,779	1,813,531	24,248	1.34
Loans held for sale	2,741	4,054	(1,313)	(32.39)
Mortgage-backed securities available for sale, at fair value	350,666	346,847	3,819	1.10
Intangible assets	22,331	22,452	(121)	(0.54)
Other assets	89,290	90,293	(1,003)	(1.11)

Total assets	$2,456,593	$2,442,313	$14,280	0.58%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,505,251	$1,520,817	$(15,566)	(1.02)%
Advances from Federal Home Loan Bank	584,000	658,000	(74,000)	(11.25)
Other short-term borrowings	112,566	1,262	111,304	8,819.65
Long-term debt	46,392	46,392
Other liabilities	40,857	50,655	(9,798)	(19.34)

Total liabilities	2,289,066	2,277,126	11,940	0.52%

Stockholders' equity	167,527	165,187	2,340	1.42

Total liabilities and stockholders' equity	$2,456,593	$2,442,313	$14,280	0.58%

Investment Securities and Mortgage-backed Securities

       Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale increased $1.4 million in the current three months ended December 31, 2004. Purchases of mortgage-backed securities available for sale totaled $45.0 million during the December 2004 quarter. The Company also sold $19.8 million of mortgage-backed securities available for sale and repayments during the quarter totaled $20.3 million.

Loans Receivable

       The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31,	September 30,	December 31,

	2004	2004	2003

Real estate - residential mortgages (1-4 family)	$975,650	$987,825	$1,069,180
Real estate - residential construction	81,785	73,542	63,080
Commercial secured by real estate including multi-family	250,903	223,994	204,474
Commercial financial and agricultural	62,851	57,594	45,754
Land	108,502	101,263	91,282
Home equity loans	196,734	189,232	159,158
Mobile home loans	145,116	143,502	134,129
Credit cards	12,697	11,747	12,173
Other consumer loans	89,991	91,370	78,119

Total gross loans	1,924,229	1,880,069	1,857,349

Less:
Allowance for loan losses	14,697	14,799	14,809
Loans in process	69,840	48,423	41,106
Deferred loan fees and discounts on loans	(828)	(738)	(238)

	83,709	62,484	55,677

Total	$1,840,520	$1,817,585	$1,801,672

       Net loans increased $22.9 million during the quarter ended December 31, 2004.  As a result of historically low interest rates, consumer preference for mortgage products has shifted in recent quarters to fixed-rate residential loan products resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. As interest rates began to stabilize during the December 2004 quarter, refinance activity abated resulting in slowing repayments of residential 1-4 family loans. Proceeds from sales of loans held for sale declined by $33.1 million, or 43.4%, during the quarter ended December 31, 2004.Gross residential mortgage loans (1-4 family) declined $93.5 million during the twelve months ended December 31, 2004. Most other categories of loans exhibited growth, particularly commercial and home equity loans during the quarter ended December 31, 2004. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

Asset Quality

       The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	December 31,	September 30,	December 31,

	2004	2004	2003

Non-accrual loans	$7,763	$8,439	$11,520
Loans 90 days or more delinquent (1)	34	63	29
Renegotiated loans			292
Real estate and other assets acquired in settlement of loans	4,178	4,003	3,606

Total	$11,975	$12,505	$15,447

As a percent of net loans and real estate owned	0.65%	0.69%	0.86%
As a percent of total assets	0.49%	0.51%	0.63%
(1) The Company continues to accrue interest on these loans.

       Problem assets decreased $530 thousand during the three months ended December 31, 2004 from September 30, 2004. The majority of the decrease was in non-accrual loans, which decreased $676 thousand from September 30, 2004, offset by a net increase in real estate and other assets acquired in the settlement of loans of $175 thousand.

       Similar to other parts of the country, some of the markets served by the Company are experiencing slower economic growth, sectors with higher levels of unemployment, higher bankruptcy filings and higher delinquency rates. The Company's largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company's residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

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

       Following is a summary of the reserve for loan losses (in thousands):

	At and for the three months
	ended December 31,

	2004	2003

Balance at beginning of year	$14,799	$14,957
Provision charged to operations	1,300	1,425
Recoveries of loans previously charged-off	111	162
Loan losses charged to reserves	(1,513)	(1,735)

Balance at end of period	$14,697	$14,809

       Net charge-offs totaled $1.4 million in the current three months ended December 31, 2004 compared to $1.6 million in the comparable three months in fiscal 2004. Consumer net charge-offs totaled $1.1 million in the current three months compared to $1.3 million in the comparable three months in fiscal 2004. Real Estate (residential and commercial) and commercial loan net charge-offs increased to $344 thousand in the current three months, compared to $301 thousand in the three months ended December 31, 2003. Annualized net charge-offs as a percentage of average net loans decreased to .31% for the three months ended December 31, 2004 as compared to .35% for the quarter ended December 31, 2003.

       Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

       The Company's impaired loans totaled $974 thousand at December 31, 2004, $363 thousand at September 30, 2004 and $2.4 million at December 31, 2003.

Deposits and Borrowings

       First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2004		September 30, 2004		December 31, 2003

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Checking accounts	$438,462	29.13%	$439,051	28.87%	$376,695	26.37%
Statement and other accounts	168,277	11.18	166,990	10.98	150,738	10.55
Money market accounts	232,058	15.42	243,173	15.99	253,894	17.78
Certificate accounts	666,454	44.27	671,603	44.16	647,113	45.30

Total deposits	$1,505,251	100.00%	$1,520,817	100.00%	$1,428,440	100.00%

        Deposits decreased $15.6 million during the three months ended December 31, 2004. Of the total, $5.6 million was attributable to lower account balances maintained for investors in the servicing of loans previously sold in the secondary market. As the refinancing of loans continued to slow down during the past three months, funds due to investors have decreased accordingly. Several business account-holders also draw down funds during the December calendar quarter each year.

        As a result of higher loan growth and lower deposit balances, the Company's borrowings increased $37.3 million during the quarter ended December 31, 2004. FHLB advances declined $74 million and other short-term borrowings increased $111.3 million during the first quarter of fiscal 2005.

        The Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from early prepayment of FHLB advances.

Stockholders' Equity

        The Company's capital ratio, total capital to total assets, was 6.82% at December 31, 2004, compared to 6.76% at September 30, 2004. During the three months ended December 31, 2004, the Company increased its dividend to stockholders to $.23 compared with $.22 per share in the first three months of fiscal 2004. During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock that was subsequently extended until November 30, 2004. During the first quarter of fiscal 2005 the Company purchased approximately 34 thousand shares at a cost of approximately $1.1 million. At the time the plan expired the Company had purchased approximately 594 thousand shares at a total cost of approximately $17.5 million.

Regulatory Capital

        Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2004, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

        The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2004 (amounts in thousands):

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Tangible capital (to Total Assets)	$175,352	7.26%	$36,231	1.50%
Core capital (to Total Assets)	175,352	7.26	96,615	4.00	$120,769	5.00%
Tier I capital (to Risk-based Assets)	175,352	10.73			96,817	6.00
Risk-based capital (to Risk-based Assets)	187,800	11.64	129,089	8.00	161,361	10.00

        For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2004.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

       The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

       The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2004 (in thousands).

	At December 31, 2004

	Payments Due by Period

	Within	Over One	Over Two	Over Three	After
	One	to Two	to Three	to Five	Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$384,527	$88,934	$138,141	$51,621	$3,231	$666,454
Borrowings	396,566	50,000	75,000		221,392	742,958
Operating leases	734	664	608	1,006	2,646	5,658

Total contractual obligations	$781,827	$139,598	$213,749	$52,627	$227,269	$1,415,070

       The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at December 31, 2004, estimates that an additional $130.4 million of funding is available. At December 31, 2004, the Association has approximately $126.0 million of unpledged investments and mortgage-backed securities available for sale. At December 31, 2004, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $18.6 million is available from the "Discount Window". All of the above liquidity sources except cash and cash equivalents give the Association approximately $275.1 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.

       During the current three months the Company experienced a net cash outflow from investing activities of $28.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $50.0 million and a net increase of $26.7 million in loan growth, offset by repayments of mortgage-backed securities of $20.3 million, proceeds from sales of investments and mortgage-backed securities available for sale of $24.3 million and net redemption of FHLB stock of $2.8 million. The Company experienced cash inflows of $6.3 million and $13.5 million from operating activities and financing activities, respectively. Financing activities consisted principally of increases of $111.6 million in securities sold under agreements to repurchase and proceeds from exercise of stock options of $798 thousand offset by decreases in deposits of $15.6 million, decreases in FHLB advances of $74.0 million, advances by borrowers for taxes and insurance of $3.9 million, prepayment penalties on FHLB advances of $964 thousand, dividends paid of $2.8 million and purchase of treasury stock of $1.3 million during the first quarter of the 2005 fiscal year.

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

       First Federal's ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal's ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2004.

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

       The following table is a summary of the Company's one-year dynamic gap at December 31, 2004 (amounts in thousands):

December 31, 2004

Interest-earning assets maturing or repricing within one year	$973,908
Interest-bearing liabilities maturing or repricing within one year	1,091,463

Cumulative gap	$(117,555)

Gap as a percent of total assets	(4.79)%

       Based on the Company's December 31, 2004 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $973.9 million in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $117.6 million, or 4.8% of assets. The Company's one year dynamic gap position at December 31, 2003 was a negative $167.8 million, or 6.9% of assets. At the end of the most recent quarter ended September 30, 2004, the dynamic gap was a negative $143.4 million or 5.9% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

       A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 2004 AND 2003

       The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended December 31, 2004 and 2003:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,

	2004	2003

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$28,094	$28,208	$(114)	(0.40)%
Interest on mortgage-backed securities	3,299	3,108	191	6.15
Interest and dividends on investments	548	427	121	28.34
Other	40	17	23	135.29

Total interest income	31,981	31,760	221	0.70

INTEREST EXPENSE
Interest on deposits	5,880	5,759	121	2.10
Interest on borrowed money	6,955	6,862	93	1.36

Total interest expense	12,835	12,621	214	1.70

NET INTEREST INCOME	19,146	19,139	7	0.04
Provision for loan losses	1,300	1,425	(125)	(8.77)

Net interest income after provision for loan losses	17,846	17,714	132	0.75

OTHER INCOME
Net gain on sale of loans	373	210	163	77.62
Net (loss) gain on sale of investment and
mortgage-backed securities	(56)	436	(492)	(112.84)
Brokerage fees	634	494	140	28.34
Commissions on insurance	3,712	2,846	866	30.43
Other agency income	264	262	2	0.76
Service charges and fees on deposit accounts	2,947	2,757	190	6.89
Loan servicing operations, net	315	415	(100)	(24.10)
Gain on disposition of assets	1,566	247	1,319	534.01
Other	2,450	798	1,652	207.02

Total other income	12,205	8,465	3,740	44.18

NON-INTEREST EXPENSE
Salaries and employee benefits	13,118	11,301	1,817	16.08
Occupancy costs	1,253	1,282	(29)	(2.26)
Marketing	504	350	154	44.00
Depreciation, rental and
maintenance of equipment	1,173	1,336	(163)	(12.20)
Prepayment penalties on FHLB advances	964		964	100.00
Amortization of intangibles	121	96	25	26.04
Other	3,672	3,640	32	0.88

Total non-interest expense	20,805	18,005	2,800	15.55

Income before income taxes	9,246	8,174	1,072	13.11
Income tax expense	3,333	2,920	413	14.14

NET INCOME	$5,913	$5,254	$659	12.54%

NET INCOME PER COMMON SHARE BASIC	$0.48	$0.42	$0.06	14.29%

NET INCOME PER COMMON SHARE DILUTED	$0.47	$0.41	$0.06	14.63%

Net Interest Income

       Net interest income was $19.1 million during the quarters ended December 31, 2004 and December 31, 2003. The net interest margin for the quarter ended December 31, 2004 was 3.38% compared with 3.44% during the quarter ended December 31, 2003. Average earnings assets increased 1.8% to $2.3 billion during the quarter ended December 31, 2004 compared to $2.2 billion in the December 2003 quarter. As a result of these variances, net interest income declined .04%, or $7 thousand, between the two quarters. The gross interest margin decreased from 3.40% during the quarter ended December 31, 2003 to 3.35% during the quarter ended December 31, 2004.

       The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended December 31,

	2004		2003

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$1,846,603	6.09%	$1,812,243	6.23%
Mortgage-backed securities	351,634	3.75	345,973	3.59
Investments and other interest-earning assets	64,654	3.31	64,925	2.71

Total interest-earning assets	$2,262,891	5.64%	$2,223,141	5.72%

Deposits	$1,517,898	1.54%	$1,463,772	1.56%
Borrowings	705,106	3.92	696,388	3.91

Total interest-bearing liabilities	$2,223,004	2.29%	$2,160,160	2.32%

Gross interest margin		3.35%		3.40%
Net interest margin		3.38%		3.44%

       Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market interest rates. The Federal Reserve increased the federal funds target rate by 25 basis points in five moves starting in June of 2004 and ending in December 2004. However, the Treasury yield curve would indicate an increase in short-term rates over this time period while long-term rates have declined. A continuation of this trend for a longer period would be detrimental to the Company's net interest margin.

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended December 31,
	2004 versus 2003

	Volume	Rate	Total

Interest income:
Loans	$534	$(648)	$(114)
Mortgage-backed securities	51	140	191
Investments and other interest-earning assets	22	122	144

Total interest income	607	(386)	221

Interest expense:
Deposits	214	(93)	121
Borrowings	80	13	93

Total interest expense	294	(80)	214

Net interest income	$313	$(306)	$7

Provision for Loan Losses

       The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the December 2004 quarter was principally attributable to lower problem asset levels and lower net loan charge-offs trends. Net loan charge-offs totaled $1.4 million and $1.6 million for the quarters ended December 31, 2004 and 2003, respectively. Problem assets were $12.0 million at December 31, 2004 compared to $15.4 at December 31, 2003. Total loan loss reserves as of December 31, 2004 were $14.7 million, or .80% of the total net loan portfolio compared with $14.8 million, or .82% of the total net loan portfolio at December 31, 2003.

Other Income/Non-Interest Expenses

       Total other income increased 44.2% or $3.7 million, during the quarter ended December 31, 2004 compared with the quarter ended December 31, 2003. Included in the current quarter's results were gains from property sales of $1.6 million and the receipt of a judgment settlement of $1.25 million. The Company recorded a net loss of $56 thousand from sales of securities during the quarter ended December 31, 2004 compared with net gains of $436 thousand a year ago. The purchase of Kimbrell Insurance Group in January 2004 contributed materially to higher total commissions received from insurance agency operations, which increased $866 thousand, or 30.4%, during the quarter ended December 31, 2004 compared with the quarter ended December 31, 2003. Net gains from loan sales also increased by $163 thousand in the current period compared with the comparable period in fiscal 2004. After excluding gains from securities and loan sales, commissions from insurance agency operations, gains on disposition of assets and the receipt of the judgment settlement, from other revenues during the respective quarters ended December 31, 2004 and 2003, all other sources of other income increased by $632 thousand, or 13.4%, during the current quarter. Fees on deposit accounts grew by 6.9%, attributable to continued growth in the number of retail and business checking accounts. Brokerage fees increased 28.3% in comparison to the December 31, 2003 quarter mainly as a result of increased revenues that partly was attributable to an additional office being added.

       Total non-interest expenses increased substantially, by $2.8 million during the quarter ended December 31, 2004 compared with the comparable quarter ended December 31, 2003. The Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.8 million, due partially to the addition of staff for three additional in-store sales offices opened over the past year, increased accruals related to the Company's defined contribution plan and incentive payments, and growth from employee costs related to the acquisition of the Kimbrell Insurance Group in January 2004. In addition, costs during the quarter included discretionary bonuses of approximately $658 thousand.

Income Tax Expense

       During the first quarter of fiscal 2005 the Company's effective tax rate approximated 36.0% as compared to 35.7% during the first quarter of fiscal 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Prescription-Drug Subsidy

       On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which is effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare part D and that it will qualify for the subsidy starting in 2006. The Company began to recognize a reduction in postretirement benefit costs during the first quarter of fiscal 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       See Footnote D for further discussion on Recently Issued Accounting Pronouncements.

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

       As of December 31, 2004, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2004.

       In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 3.7%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would decrease by .3% over that period.

ITEM 4. CONTROLS AND PROCEDURES

       An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the first quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       The former mortgage debtors and others also filed motions for supplemental relief for developers' assessments, fees, and costs of approximately $850 thousand, and for further determination of development rights. That motion was denied. A motion to refer the supplemental relief issues to the Special Referee who entered the conspiracy award on remand was also denied and denial of that motion to refer remains under reconsideration. The judgment debtors paid the conspiracy judgment in October 2004. The amount of the payment was approximately $1.25 million and was recorded in the first quarter of fiscal year 2005.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer and Issuer Purchases of Equity Securities

       The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended December 31, 2004
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2004 thru 10/31/2004	1,674	$30.60		89,600
11/1/2004 thru 11/30/2004	35,930	31.57	31,300	58,300
12/1/2004 thru 12/31/2004	4,041	32.72	2,283	56,017

	41,645	31.64	33,583

       On May 27, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. On April 20, 2004, the Company announced that the Board of Directors extended the expiration date from March 31, 2004 until November 30, 2004. At the time of expiration the Company had purchased approximately 594 thousand shares under the repurchase program at a total cost of $17.5 million.

       In addition to the repurchase program described above, the Company's employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2004, 8,062 shares were repurchased under these provisions.

Item 5 -- Other Information

       There was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of fiscal 2005 that was not so disclosed.

Item 6 -- Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.
3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

Exhibit No.	Description of Exhibit	Location

3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
3.8	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
3.9	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed October 29, 2004
3.10	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed December 1, 2004
3.11	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed December 1, 2004
4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.
10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

Exhibit No.	Description of Exhibit	Location

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.
10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 9, 2005	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer