Form 10-Q
period 2005-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2005-05-10
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

Class	Outstanding Shares at
Common Stock	April 29, 2005

$.01 Par Value	12,351,877

FIRST FINANCIAL HOLDINGS, INC.

  INDEX
PART I -- CONSOLIDATED FINANCIAL INFORMATION		PAGE NO.

Item
1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	1
	at March 31, 2005 and September 30, 2004

	Consolidated Statements of Income for the Three	2
	Months Ended March 31, 2005 and 2004

	Consolidated Statements of Income for the Six	3
	Months Ended March 31, 2005 and 2004

	Consolidated Statements of Stockholders' Equity and	4
	Comprehensive Income at March 31, 2005 and 2004

	Consolidated Statements of Cash Flows for the	5
	Six months Ended March 31, 2005 and 2004

	Notes to Consolidated Financial Statements	6-14

2.	Management's Discussion and Analysis of Financial	15-34
	Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk	35

4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item
1.	Legal Proceedings	36

2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

4.	Submission of Matters to a Vote of Security Holders	37-38

5.	Other Information	38

6.	Exhibits	39-40

SIGNATURES		41

EXHIBIT 31 -- CERTIFICATIONS		42-43

EXHIBIT 32 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND		44
	CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,

	2005	2004

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$101,916	$102,310
Investments available for sale, at fair value	31,024	28,926
Investment in capital stock of FHLB, at cost	29,665	33,900
Loans receivable, net of allowance of $14,404 and $14,799	1,857,223	1,813,531
Loans held for sale	3,951	4,054
Mortgage-backed securities available for sale, at fair value	336,992	346,847
Accrued interest receivable	8,872	8,909
Office properties and equipment, net	51,379	50,574
Real estate and other assets acquired in settlement of loans	2,654	4,003
Intangible assets	22,784	22,452
Other assets	26,605	26,807

Total assets	$2,473,065	$2,442,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,547,696	$1,520,817
Advances from FHLB	552,000	658,000
Other short-term borrowings	105,821	1,262
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	3,186	5,557
Outstanding checks	11,930	12,850
Accounts payable and other liabilities	35,136	32,248

Total liabilities	2,302,161	2,277,126

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued and outstanding 16,181,271 and 16,090,859 shares
at March 31, 2005 and September 30, 2004, respectively	162	161
Additional paid-in capital	46,610	44,812
Retained income, substantially restricted	196,978	189,675
Accumulated other comprehensive loss, net of income taxes	(3,525)	(1,458)
Treasury stock at cost, 3,829,359 and 3,787,714 shares at March 31,
2005 and September 30, 2004, respectively	(69,321)	(68,003)

Total stockholders' equity	170,904	165,187

Total liabilities and stockholders' equity	$2,473,065	$2,442,313

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2005	2004

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$27,945	$27,743
Interest on mortgage-backed securities	3,321	3,864
Interest and dividends on investments	595	413
Other	51	17

Total interest income	31,912	32,037

INTEREST EXPENSE
Interest on deposits	6,115	5,506
Interest on borrowed money	6,865	6,922

Total interest expense	12,980	12,428

NET INTEREST INCOME	18,932	19,609
Provision for loan losses	1,300	1,825

Net interest income after provision for loan losses	17,632	17,784

OTHER INCOME
Net gain on sale of loans	467	744
Net gain on sale of investment and mortgage-backed securities	-	958
Brokerage fees	670	650
Commissions on insurance	5,800	5,021
Other agency income	330	430
Service charges and fees on deposit accounts	2,742	2,766
Loan servicing operations, net	1,007	(1,150)
Gains (losses) on disposition of assets	36	(3)
Other	1,456	1,009

Total other income	12,508	10,425

NON-INTEREST EXPENSE
Salaries and employee benefits	12,127	11,238
Occupancy costs	1,224	1,357
Marketing	465	391
Depreciation, rental and maintenance of equipment	1,223	1,235
Amortization of intangibles	121	96
Other	3,923	3,988

Total non-interest expense	19,083	18,305

Income before income taxes	11,057	9,904
Income tax expense	4,010	3,514

NET INCOME	$7,047	$6,390

NET INCOME PER COMMON SHARE BASIC	$0.57	$0.51

NET INCOME PER COMMON SHARE DILUTED	$0.56	$0.50

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,

	2005	2004

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$56,039	$55,951
Interest on mortgage-backed securities	6,620	6,972
Interest and dividends on investments	1,143	840
Other	91	34

Total interest income	63,893	63,797

INTEREST EXPENSE
Interest on deposits	11,995	11,265
Interest on borrowed money	13,820	13,784

Total interest expense	25,815	25,049

NET INTEREST INCOME	38,078	38,748
Provision for loan losses	2,600	3,250

Net interest income after provision for loan losses	35,478	35,498

OTHER INCOME
Net gain on sale of loans	840	954
Net (loss) gain on sale of investment and mortgage-backed securities	(56)	1,394
Brokerage fees	1,304	1,144
Commissions on insurance	9,512	7,867
Other agency income	594	692
Service charges and fees on deposit accounts	5,689	5,523
Loan servicing operations, net	1,322	(735)
Gains on disposition of assets	1,602	244
Other	3,906	1,807

Total other income	24,713	18,890

NON-INTEREST EXPENSE
Salaries and employee benefits	25,245	22,539
Occupancy costs	2,477	2,639
Marketing	969	741
Depreciation, rental and maintenance of equipment	2,396	2,572
Prepayment penalties on FHLB advances	964
Amortization of intangibles	242	191
Other	7,595	7,628

Total non-interest expense	39,888	36,310

Income before income taxes	20,303	18,078
Income tax expense	7,343	6,434

NET INCOME	$12,960	$11,644

NET INCOME PER COMMON SHARE BASIC	$1.05	$0.93

NET INCOME PER COMMON SHARE DILUTED	$1.03	$0.90

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042)	$163,006
Net income				11,644				11,644
Other comprehensive loss:
Unrealized net gain on
securities available for sale,
net of income tax					1,532			1,532

Total comprehensive income								13,176
Common stock issued pursuant
to stock option and
employee benefit plans	121	1	1,925					1,926
Cash dividends ($.44 per share)				(5,513)				(5,513)
Treasury stock purchased						93	(2,763)	(2,763)

Balance at March 31, 2004	15,991	$160	$43,031	$182,242	$2,204	3,441	$(57,805)	$169,832

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				12,960				12,960
Other comprehensive loss:
Unrealized net loss on
securities available for sale,
net of income tax					(2,067)			(2,067)

Total comprehensive income								10,893
Common stock issued pursuant
to stock option and
employee benefit plans	90	1	1,798					1,799
Cash dividends ($.46 per share)				(5,657)				(5,657)
Treasury stock purchased						41	(1,318)	(1,318)

Balance at March 31, 2005	16,181	$162	$46,610	$196,978	$(3,525)	3,829	$(69,321)	$170,904

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	March 31,

	2005	2004

	(Amounts in thousands)
OPERATING ACTIVITIES	(Unaudited)
Net income	$12,960	$11,644
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,324	2,276
Amortization of intangibles	242	191
Gain on sale of loans, net	(840)	(954)
Loss (gain) on sale of investments and mortgage-backed securities, net	56	(1,394)
Gain on sale of property and equipment, net	(1,602)	(244)
(Gain) loss on sale of real estate owned, net	(147)	14
Amortization of unearned discounts/premiums on investments, net	1,138	1,187
Prepayment penalties on FHLB advances	964
Decrease in deferred loan fees and discounts	(62)	(71)
Decrease (increase) in receivables and other assets	834	(5,417)
Provision for loan losses	2,600	3,250
Write down of real estate acquired in settlement of loans	274	51
Proceeds from sales of loans held for sale	80,978	111,776
Impairment (recovery) loss from write-down of mortgage servicing rights	(595)	1,423
Origination of loans held for sale	(80,035)	(105,175)
Increase (decrease) in accounts payable and other liabilities	3,284	(11,035)

Net cash provided by operating activities	22,373	7,522

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	6	2,250
Proceeds from sales of investment securities available for sale	14,150	16,050
Net purchases of investment securities available for sale	(16,316)	(41,347)
Redemption (purchase) of FHLB stock	4,235	(5,300)
Increase in loans, net	(49,119)	(23,170)
Repayments on mortgage-backed securities available for sale	33,966	54,012
Proceeds from sales of mortgage-backed securities available for sale	24,962	41,489
Purchase of mortgage-backed securities available for sale	(53,588)	(167,840)
Proceeds from the sales of real estate owned	4,111	1,209
Purchase of insurance subsidiaries	(574)	(6,127)
Net purchase of office properties and equipment	(1,527)	(1,427)

Net cash used in investing activities	(39,694)	(130,201)

FINANCING ACTIVITIES
Net increase (decrease) in checking, passbook and money market fund accounts	35,547	(9,899)
Net decrease in certificates of deposit	(8,668)	(1,357)
Net (repayments) proceeds of FHLB advances	(106,000)	91,000
Prepayment penalties on FHLB advances	(964)
Net increase in securities sold under agreements to repurchase	105,805	34,718
Net increase in long-term borrowings		46,392
Costs associated with long-term debt		(1,392)
Decrease in other borrowed money	(1,246)	(22,632)
Decrease in advances by borrowers for taxes and insurance	(2,371)	(2,269)
Proceeds from the exercise of stock options	1,799	1,926
Dividends paid	(5,657)	(5,513)
Treasury stock purchased	(1,318)	(2,763)

Net cash provided by financing activities	16,927	128,211

Net (decrease) increase in cash and cash equivalents	(394)	5,532
Cash and cash equivalents at beginning of period	102,310	85,523

Cash and cash equivalents at end of period	$101,916	$91,055

Supplemental disclosures:
Cash paid during the period for:
Interest	$28,328	$28,541
Income taxes	6,247	8,439
Loans foreclosed	2,889	1,214
Loans securiitzed		8,094
Unrealized net (loss) gain on securities available for sale, net of income tax	(2,067)	1,532

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

       The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in First Financial's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain fiscal 2004 amounts have been reclassified to conform to the statement presentations for fiscal 2005.

       The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

B.  NATURE OF OPERATIONS

       First Financial is a thrift holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. The Association has a total of 48 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

D.  OTHER COMPREHENSIVE INCOME

       Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2005 and 2004 amounted to $10.9 million and $13.2 million, respectively.

       The Corporation's "other comprehensive income (loss)" for the six months ended March 31, 2005 and 2004 and "accumulated other comprehensive income (loss)" as of March 31, 2005 and 2004 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

       Other comprehensive (loss) income for the three months ended March 31, 2005 and 2004 follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Unrealized holding (losses) gains arising during period, net of tax	$(1,837)	$3,515
Less: reclassification adjustment for realized gains, net of tax		618

Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$(1,837)	$2,897

  Other comprehensive (loss) income for the six months ended March 31, 2005 and 2004 follows (in thousands):

	Six Months Ended
	March 31,

	2005	2004

Unrealized holding (losses) gains arising during period, net of tax	$(2,103)	$2,430
Less: reclassification adjustment for realized (losses) gains, net of tax	(36)	898

Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$(2,067)	$1,532

E.  BUSINESS COMBINATIONS

       On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand. The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance, which if paid would increase goodwill by $2.4 million over the three years following the purchase.

F.  INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, at March 31, 2005, September 30, 2004 and March 31, 2004 are summarized as follows (in thousands):

	March 31,	September 30,	March 31,

	2005	2004	2004

Goodwill	$20,798	$20,224	$20,697

Customer list	3,574	3,574	2,686
Less accumulated amortization	(1,588)	(1,346)	(1,082)

	1,986	2,228	1,604

Total	$22,784	$22,452	$22,301

The following summarizes the changes in the carrying amount of goodwill related to insurance operations for the six months ended March 31, 2005 (in thousands):

	First Southeast	Kimbrell
	Insurance	Insurance
	Services, Inc.	Group, Inc.	Total

Balance, September 30, 2004	$15,076	$5,148	$20,224
Goodwill acquired	75	499	574

Balance, March 31, 2005	$15,151	$5,647	$20,798

       The principals of Woodruff & Co. (acquired by First Southeast Insurance Services, Inc.) and Kimbrell Insurance Group, Inc. received earn-outs based on performance of $75 thousand and $499 thousand, respectively. These earn-outs were classified as goodwill.

       Amortization of intangibles totaled $242 thousand, $455 thousand and $192 thousand for the six months ended March 31, 2005, fiscal year ended September 30, 2004 and the six months ended

March 31, 2004, respectively.

       The Company expects to record amortization expense related to intangibles of $482 thousand for fiscal year 2005, $470 thousand for fiscal 2006, $391 thousand for fiscal 2007, $322 thousand for fiscal 2008, $153 thousand for fiscal 2009 and an aggregate of $410 thousand for all years thereafter.

G.   MORTGAGE SERVICING RIGHTS

                The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, for the six months ended March 31, 2005, the fiscal year ended September 30, 2004 and the six months ended March 31, 2004 (in thousands):

	March 31, 2005	September 30, 2004	March 31, 2004

Balance at beginning of period	$11,938	$12,300	$12,300
Capitalized mortgage servicing right4	814	2,852	1,480
Amortization	(1,086)	(2,296)	(1,196)
Change in valuation allowance	595	(918)	(1,423)

Balance at end of period	$12,261	$11,938	$11,161

       The aggregate fair value of capitalized mortgage servicing rights at March 31, 2005, September 30, 2004 and March 31, 2004 was $12.3 million, $11.9 million and $11.2 million, respectively. At March 31, 2005, September 30, 2004 and March 31, 2004, respectively, the valuation allowance for capitalized MSRs totaled $1.146 million, $1.740 million and $2.245 million, respectively. In the quarter ended March 31, 2005 the Company recorded an impairment recovery of approximately $607 thousand compared with an impairment loss of approximately $1.4 million for the three months ended March 2004. For the six months ended March 31, 2005 and March 31, 2004, the Company recorded an impairment recovery of $595 thousand and an impairment loss of $1.4 million, respectively. At March 31, 2005, September 30, 2004 and March 31, 2004, the Company was servicing loans for others in the amount of $945.6 million, $952.6 million and $939.3 million, respectively.

       The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows: $1.9 million for 2005, $2.0 million for 2006, $1.8 million for 2007, $1.7 million for 2008, $1.5 million for 2009 and $5.6 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

H.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

       The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at March 31, 2005: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

       The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate conforming loans totaled $21.6 million at March 31, 2005. It is anticipated 90% of these loans will close totaling $19.5 million. The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at March 31, 2005.

I.  EARNINGS PER SHARE

       Basic and diluted earnings per share ("EPS") have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,

	2005	2004

Weighted average number of common shares used
in basic EPS	12,323,460	12,559,744
Effect of dilutive stock options	245,983	344,557

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,569,443	12,904,301

	Six Months Ended March 31,

	2005	2004

Weighted average number of common shares used
in basic EPS	12,312,055	12,550,895
Effect of dilutive stock options	275,323	375,810

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,587,378	12,926,705

       For the three and six months ended March 31, 2005 there were 282,586 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices of $32.30, $32.28, $29.92, and $29.35 were greater than the average market price of the common shares. For the three and six months ended March 31, 2004 there were 95,870 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise price of $32.28 was greater than the average market price of the common shares.

J.  STOCK-BASED COMPENSATION

       At March 31, 2005, the Company has five stock-based employee and non-employee compensation option plans, which are described more fully in Note 18 of the Notes To Consolidated Financial Statements included in the Company's 10-K for September 30, 2004. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to the plans for the three months and six months ended March 31, 2005 and 2004 (amounts in thousands except for per share amounts):

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$7,047	$6,390	$12,960	$11,644
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all rewards, net of related tax effects.	(249)	(218)	(497)	(436)

Pro forma net income	$6,798	$6,172	$12,463	$11,208

Earnings per share:
Basic - as reported	$0.57	$0.51	$1.05	$0.93

Basic - pro forma	$0.55	$0.49	$1.01	$0.89

Diluted - as reported	$0.56	$0.50	$1.03	$0.90

Diluted - pro forma	$0.54	$0.48	$0.99	$0.87

       The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the quarters ended March 31, 2005 and 2004, respectively: dividend yield of 2.86% and 2.84%, expected volatility of 38% and 39%, average risk-free interest rate of 4.03% and 3.04%, expected lives of 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $10.38 for the six months ended March 31, 2005 and $10.77 for the six months ended March 31, 2004. For purposes of the pro forma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

       The Company's directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association. Shares awarded under the stock awards plan are expensed in the appropriate periods.

See Management's Discussion and Analysis for description of FAS No. 123(R).

K. BUSINESS SEGMENTS

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

Three months ended March 31, 2005
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,792	$71	$49	$31,912
Interest expense	12,188	19	773	12,980
Net interest income	19,604	52	(724)	18,932
Provision for loan losses	1,300			1,300
Other income	5,747	28	603	6,378
Commissions on insurance and
other agency income	57	6,104	(31)	6,130
Non-interest expenses	14,508	3,544	910	18,962
Amortization of intangibles		121		121
Income tax expense	3,482	907	(379)	4,010

Net income	$6,118	$1,612	$(683)	$7,047

Six months ended March 31, 2005
		Insurance
	Banking	Activities	Other	Total

Interest income	$63,602	$196	$95	$63,893
Interest expense	24,221	35	1,559	25,815
Net interest income	39,381	161	(1,464)	38,078
Provision for loan losses	2,600			2,600
Other income	13,371	67	1,169	14,607
Commissions on insurance and
other agency income	120	10,048	(62)	10,106
Non-interest expenses	31,049	6,938	1,659	39,646
Amortization of intangibles		242		242
Income tax expense	6,930	1,115	(702)	7,343

Net income	$12,293	$1,981	$(1,314)	$12,960

March 31, 2005
Total assets	$2,422,417	$37,450	$13,198	$2,473,065
Loans	$1,859,125	$2,049		$1,861,174
Deposits	$1,555,012		$(7,316)	$1,547,696

Three months ended March 31, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$31,950	$67	$20	$32,037
Interest expense	12,189	19	220	12,428
Net interest income	19,761	48	(200)	19,609
Provision for loan losses	1,825			1,825
Other income	4,367	17	590	4,974
Commissions on insurance and
other agency income	83	5,368		5,451
Non-interest expenses	13,677	3,506	1,026	18,209
Amortization of intangibles		96		96
Income tax expense	3,104	638	(228)	3,514

Net income	$5,605	$1,193	$(408)	$6,390

Six months ended March 31, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$63,669	$68	$60	$63,797
Interest expense	24,621	19	409	25,049
Net interest income	39,048	49	(349)	38,748
Provision for loan losses	3,250			3,250
Other income	9,273	31	1,027	10,331
Commissions on insurance and
other agency income	197	8,362		8,559
Non-interest expenses	28,064	6,164	1,890	36,118
Amortization of intangibles		192		192
Income tax expense	6,140	730	(436)	6,434

Net income	$11,064	$1,356	$(776)	$11,644

March 31, 2004
Total assets	$2,398,863	$35,536	$21,217	$2,455,616
Loans	$1,804,966	$2,002		$1,806,968
Deposits	$1,476,660		$(6,265)	$1,470,395

L.  GUARANTEES

       Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No contingent liability was determined to be necessary relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 was $3.2 million.

M.  COMMITMENTS AND CONTINGENCIES

       The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company's consolidated financial position or results of operations.

N.  OTHER INCOME

      Included in Other Income for the six months ended March 31, 2005 is the receipt of a judgment totaling $1.3 million. See PART II, Item 1 -- Legal Proceedings for additional information.

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

SECOND QUARTER HIGHLIGHTS

       Net income for the quarter ended March 31, 2005 increased 10.3% to $7.0 million from net income of $6.4 million in the comparable quarter in fiscal 2004. Basic earnings per common share increased to $.57 per common share for the quarter ended March 31, 2005 compared to $.51 per common share for the quarter ended March 31, 2004. On a diluted basis, earnings per common share increased to $.56 from $.50 in the comparable period.

       Net income during the March 31, 2005 quarter in comparison to the March 31, 2004 quarter increased by $657 thousand. Non-interest income was $12.5 million for the second quarter of fiscal 2005, increasing by $2.1 million, or 20%, over the comparable quarter last year. Commissions on insurance comprised 46.4% of total other income in the current quarter and increased $779 thousand, or 15.5%, from the comparable quarter ended March 31, 2004. The increase was principally related to higher annual contingent payments, which the Company traditionally receives in the first calendar quarter of each year. Total contingent-based commissions were $2.2 million in the quarter ended March 31, 2005 compared with $1.4 million in the quarter ended March 31, 2004. Loan servicing operations, net, totaled $1.0 million during the quarter ended March 31, 2005. The current quarter's results reflect a $607 thousand increase in originated mortgage servicing values. There was a $1.2 million loss in loan servicing operations during the comparable quarter ended March 31, 2004, which included a $1.4 million addition to an impairment reserve for the valuation of originated mortgage servicing rights. During the quarter ended March 31, 2004, the Company recorded $958 thousand in net gains on sales of investment and mortgage-backed securities while there was no similar activity in the current quarter.

       Total non-interest expense increased by 4.3%, or $778 thousand, during the quarter ended March 31, 2005 compared with the comparable quarter ended March 31, 2004. Salaries and employee benefit costs were higher in the current quarter, increasing by $889 thousand, due almost entirely to the increased staffing for several new offices opened since March 2004 and from adjustments for annual merit increases and other benefit programs. The total for all of the remaining expense categories was slightly lower than the quarter ended March 31, 2004.

       On a comparative basis, net interest income decreased $677 thousand, or 3.5%, between the quarters ended March 31, 2005 and March 31, 2004. The Company's net interest margin in the quarter ended March 31, 2005 declined to 3.33% compared with 3.41% during the quarter ended March 31, 2004. The Company's average earning assets decreased $26.2 million between the quarters ended March 31, 2005 and 2004.

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

       For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2005, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $137.9 million. Unused business, personal and credit card lines, which totaled $277.6 million at March 31, 2005, are generally for short-term borrowings.

Derivatives. In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note H in the Notes to Consolidated Financial Statements.

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

       The components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Three months ended March 31,

	2005	2004

Interest Cost	$27	$30
Amortization of transition obligation	24	25

	$51	$55

       The components of net periodic benefit costs for the six months ended March 31, 2005 and 2004 are shown in the following statement (in thousands):

	Other Postretirement Benefits

	Six months ended March 31,

	2005	2004

Interest Cost	$54	$60
Amortization of transition obligation	48	50

	$102	$110

       The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it expected to contribute $128 thousand for postretirement benefit payments in fiscal year 2005. As of the three and six months periods ended March 31, 2005, $34 thousand and $73 thousand, respectively, of contributions had been required.

BALANCE SHEET ANALYSIS

Total assets of First Financial increased $30.8 million, or 1.26%, during the six months ended March 31, 2005. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at March 31, 2005 and September 30, 2004:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,

	2005	2004

	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$101,916	$102,310	$(394)	(0.39)%
Investments available for sale, at fair value	31,024	28,926	2,098	7.25
Investment in capital stock of FHLB, at cost	29,665	33,900	(4,235)	(12.49)
Loans receivable, net of allowance of $14,404 and $14,799	1,857,223	1,813,531	43,692	2.41
Loans held for sale	3,951	4,054	(103)	(2.54)
Mortgage-backed securities available for sale, at fair value	336,992	346,847	(9,855)	(2.84)
Intangible assets	22,784	22,452	332	1.48
Other assets	89,510	90,293	(783)	(0.87)

Total assets	$2,473,065	$2,442,313	$30,752	1.26%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts	$1,547,696	$1,520,817	$26,879	1.77%
Advances from Federal Home Loan Bank	552,000	658,000	(106,000)	(16.11)
Other short-term borrowings	105,821	1,262	104,559	8,285.18
Long-term debt	46,392	46,392
Other liabilities	50,252	50,655	(403)	(0.80)

Total liabilities	2,302,161	2,277,126	25,035	1.10%

Stockholders' equity	170,904	165,187	5,717	3.46

Total liabilities and stockholders' equity	$2,473,065	$2,442,313	$30,752	1.26%

Investment Securities and Mortgage-backed Securities

       Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale decreased $12.0 million in the current six months ended March 31, 2005. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $69.9 million during the six months ended March 31, 2005. The Company also sold $39.1 million of investments available for sale and mortgage-backed securities available for sale and repayments during the six months ended March 31, 2005 totaled $34.0 million. Net redemption of FHLB stock amounted to $4.2 million during the six months ended March 31, 2005.

Loans Receivable

       The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31,	September 30,	March 31,

	2005	2004	2004

Real estate - residential mortgages (1-4 family)	$969,274	$987,825	$1,040,623
Real estate - residential construction	87,966	73,542	68,216
Commercial secured by real estate including multi-family	238,699	223,994	212,415
Commercial financial and agricultural	66,222	57,594	52,234
Land	119,494	101,263	87,722
Home equity loans	208,670	189,232	169,296
Mobile home loans	146,546	143,502	137,718
Credit cards	11,863	11,747	11,768
Other consumer loans	89,740	91,370	81,231

Total gross loans	1,938,474	1,880,069	1,861,223

Less:
Allowance for loan losses	14,404	14,799	14,725
Loans in process	63,696	48,423	39,740
Deferred loan fees and discounts on loans	(800)	(738)	(210)

	77,300	62,484	54,255

Total	$1,861,174	$1,817,585	$1,806,968

       Net loans increased $43.6 million during the six months ended March 31, 2005. As a result of historically low interest rates, consumer preference for mortgage products has shifted in recent quarters to fixed-rate residential loan products resulting in higher repayments of certain of the Company's normal portfolio loan products, such as adjustable rate mortgage loans. Refinance activity declined in the six months ended March 31, 2005, resulting in slowing repayments of residential 1-4 family loans. Proceeds from sales of loans held for sale also declined by $30.8 million, or 27.5%, during the six months ended March 31, 2005 as compared to the first six months of fiscal 2004. Gross residential mortgage loans (1-4 family) declined $71.3 million during the twelve months ended March 31, 2005. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended March 31, 2005 and during the first six months of fiscal 2005. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

Asset Quality

       The following table summarizes the Company's problem assets for the periods indicated (amounts in thousands):

	March 31,	September 30,	March 31,

	2005	2004	2004

Non-accrual loans	$7,472	$8,439	$9,553
Loans 90 days or more delinquent (1)	72	63	71
Renegotiated loans			289
Real estate and other assets acquired in settlement of loans	2,654	4,003	3,949

Total	$10,198	$12,505	$13,862

As a percent of net loans and real estate owned	0.55%	0.69%	0.77%
As a percent of total assets	0.41%	0.51%	0.56%
(1) The Company continues to accrue interest on these loans.

       Problem assets decreased $2.3 million during the six months ended March 31, 2005 from September 30, 2004. The majority of the decrease was in non-accrual loans and real estate and other assets acquired in settlement of loans, which decreased $967 thousand and $1.3 million, respectively, from September 30, 2004.

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

       Following is a summary of the reserve for loan losses (in thousands):

	At and for the six months
	ended March 31,

	2005	2004

Balance at beginning of year	$14,799	$14,957
Provision charged to operations	2,600	3,250
Recoveries of loans previously charged-off	284	307
Loan losses charged to reserves	(3,279)	(3,789)

Balance at end of period	$14,404	$14,725

       Net charge-offs totaled $3.0 million in the current six months ended March 31, 2005 compared to $3.5 million in the comparable six months in fiscal 2004. Consumer net charge-offs totaled $2.2 million in the current six months compared to $2.6 million in the comparable six months in fiscal 2004. Real Estate (residential and commercial) and commercial loan net charge-offs decreased to $846 thousand in the current six months, compared to $850 thousand in the six months ended March 31, 2004. Annualized net charge-offs as a percentage of average net loans decreased six basis points to .33% for the six months ended March 31, 2005 as compared to .39% for the six months ended March 31, 2004 and decreased eight basis points from .42% to .34% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

       Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

       The Company's impaired loans totaled $1.8 million at March 31, 2005, $363 thousand at September 30, 2004 and $1.2 million at March 31, 2004.

Deposits and Borrowings

       First Financial's deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2005		September 30, 2004		March 31, 2004

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Checking accounts	$474,398	30.65%	$439,051	28.87%	$418,670	28.47%
Statement and other accounts	171,206	11.06	166,990	10.98	159,143	10.82
Money market accounts	239,157	15.45	243,173	15.99	246,826	16.79
Certificate accounts	662,935	42.84	671,603	44.16	645,756	43.92

Total deposits	$1,547,696	100.00%	$1,520,817	100.00%	$1,470,395	100.00%

       Deposits increased $26.9 million during the six months ended March 31, 2005. The Company's emphasis on checking account growth has resulted in checking balances now comprising 30.7% of deposits with $35.3 million growth in balances during the six months ended March 31, 2005.

       As a result of moderate asset growth and higher deposit balances, the Company's borrowings remained stable during the six months ended March 31, 2005. The mix of borrowings changed as

FHLB advances declined $106 million and other short-term borrowings increased $104.6 million during the six months ended March 31, 2005.  The mix changed principally due to more competitive rates from sources other than FHLB advances.

       In the first three months of fiscal 2005, the Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from early prepayment of FHLB advances.

Stockholders' Equity

       The Company's capital ratio, total capital to total assets, was 6.91% at March 31, 2005, compared to 6.76% at September 30, 2004. During the six months ended March 31, 2005, the Company increased its dividend to stockholders to $.46 compared with $.44 per share in the first six months of fiscal 2004. During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock that was subsequently extended until November 30, 2004. At the time the plan expired the Company had purchased approximately 594 thousand shares at a total cost of approximately $17.5 million. During the first quarter of fiscal 2005 the Company purchased through the plan approximately 34 thousand shares at a cost of approximately $1.1 million. The Company did not repurchase any of its common stock in the second quarter of fiscal 2005.

       On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. The program will expire June 30, 2006.

       Changes in stockholders' equity during the six months ended March 31, 2005 was comprised of net income, the after tax effect of unrealized losses on securities available for sale, stock issued pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

       Under current Office of Thrift Supervision ("OTS") regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2005, the Association was categorized as "well capitalized" under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

       The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2005 (amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy Purposes		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2005
Tangible capital (to Total Assets)	$ 176,470	7.25%	$ 36,498	1.50%
Core capital (to Total Assets)	176,470	7.25	97,328	4.00	$ 121,661	5.00%
Tier I capital (to Risk-based Assets)	176,470	10.61			97,952	6.00
Risk-based capital (to Risk-based Assets)	188,585	11.48	130,602	8.00	163,253	10.00

       For a complete discussion of capital issues, refer to "Capital Requirements" and "Limitations on Capital Distributions" in the Company's 10-K for the fiscal year ending September 30, 2004.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

       The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

        The Association's primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of the Association's sources of liquidity is subject to various uncertainties beyond the control of the Association. As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2005 (in thousands).

	At March 31, 2005

	Payments Due by Period

		Over One	Over Two	Over Three
	Within One	to Two	to Three	to Five	After Five
	Year	Years	Years	Years	Years	Total

Certificate accounts	$387,107	$72,799	$148,611	$51,218	$3,200	$662,935
Borrowings	382,821	25,000	75,000	75,000	146,392	704,213
Operating leases	749	740	697	611	3,063	5,860

Total contractual obligations	$770,677	$98,539	$224,308	$126,829	$152,655	$1,373,008

        The Association's use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at March 31, 2005, estimates that an additional $202.2 million of funding is available. At March 31, 2005, the Association has approximately $103.8 million of unpledged investments and mortgage-backed securities available for sale. At March 31, 2005, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $25.6 million is available from the "Discount Window". All of the above liquidity sources except cash and cash equivalents give the Association approximately $331.6 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.

       During the current six months the Company experienced a net cash outflow from investing activities of $39.7 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $69.9 million and a net increase of $49.1 million in loan growth, offset by repayments of mortgage-backed securities of $34.0 million, proceeds from sales of investments and mortgage-backed securities available for sale of $39.1 million, proceeds from sales of real estate owned of $4.1 million, and net redemption of FHLB stock of $4.2 million. The Company experienced cash inflows of $22.4 million and $16.9 million from operating activities and financing activities, respectively. Financing activities consisted principally of a net increase of $26.9 million in deposits, an increase of $105.8 million in securities sold under agreements to repurchase and proceeds from exercise of stock options of $1.8 million offset by decreases in FHLB advances of $106.0 million, advances by borrowers for taxes and insurance of $2.4 million, prepayment penalties on FHLB advances of $964 thousand, dividends paid of $5.7 million and purchase of treasury stock of $1.3 million during the first six months of fiscal 2005.

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

     The following table is a summary of the Company's one-year dynamic gap at March 31, 2005 (amounts in thousands):

March 31, 2005

Interest-earning assets maturing or repricing within one year	$1,005,696
Interest-bearing liabilities maturing or repricing within one year	1,117,933

Cumulative gap	$(112,237)

Gap as a percent of total assets	(4.54)%

       Based on the Company's March 31, 2005 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.0 billion in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $112.2 million, or 4.5% of assets. The Company's one year dynamic gap position at March 31, 2004 was a negative $153.7 million, or 6.3% of assets. At the end of fiscal year ended September 30, 2004, the dynamic gap was a negative $143.4 million or 5.9% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

       A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would decline if market interest rates increased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 2005 AND 2004

       The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended March 31, 2005 and 2004:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2005	2004

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)	Variance		% change
INTEREST INCOME
Interest and fees on loans	$27,945	$27,743	$202	0.73%
Interest on mortgage-backed securities	3,321	3,864	(543)	(14.05)
Interest and dividends on investments	595	413	182	44.07
Other	51	17	34	200.00

Total interest income	31,912	32,037	(125)	(0.39)

INTEREST EXPENSE
Interest on deposits	6,115	5,506	609	11.06
Interest on borrowed money	6,865	6,922	(57)	(0.82)

Total interest expense	12,980	12,428	552	4.44

NET INTEREST INCOME	18,932	19,609	(677)	(3.45)
Provision for loan losses	1,300	1,825	(525)	(28.77)

Net interest income after provision for loan losses	17,632	17,784	(152)	(0.85)

OTHER INCOME
Net gain on sale of loans	467	744	(277)	(37.23)
Net (loss) gain on sale of investment and
mortgage-backed securities		958	(958)	(100.00)
Brokerage fees	670	650	20	3.08
Commissions on insurance	5,800	5,021	779	15.51
Other agency income	330	430	(100)	(23.26)
Service charges and fees on deposit accounts	2,742	2,766	(24)	(0.87)
Loan servicing operations, net	1,007	(1,150)	2,157	187.57
Gain on disposition of assets	36	(3)	39	1,300.00
Other	1,456	1,009	447	44.30

Total other income	12,508	10,425	2,083	19.98

NON-INTEREST EXPENSE
Salaries and employee benefits	12,127	11,238	889	7.91
Occupancy costs	1,224	1,357	(133)	(9.80)
Marketing	465	391	74	18.93
Depreciation, rental and
maintenance of equipment	1,223	1,235	(12)	(0.97)
Amortization of intangibles	121	96	25	26.04
Other	3,923	3,988	(65)	(1.63)

Total non-interest expense	19,083	18,305	778	4.25

Income before income taxes	11,057	9,904	1,153	11.64
Income tax expense	4,010	3,514	496	14.11

NET INCOME	$7,047	$6,390	$657	10.28%

NET INCOME PER COMMON SHARE BASIC	$0.57	$0.51	$0.06	11.76%

NET INCOME PER COMMON SHARE DILUTED	$0.56	$0.50	$0.06	12.00%

Net Interest Income

       Net interest income was $18.9 million and $19.6 during the quarters ended March 31, 2005 and March 31, 2004, respectively. The net interest margin for the quarter ended March 31, 2005 was 3.33% compared with 3.41% during the quarter ended March 31, 2004. Average earnings assets decreased 1.14% to $2.277 billion during the quarter ended March 31, 2005 compared to $2.303 billion in the March 2004 quarter. As a result of these variances, net interest income declined 3.5%, or $677 thousand, between the two quarters. The gross interest margin decreased from 3.32% during the quarter ended March 31, 2004 to 3.27% during the quarter ended March 31, 2005.

       The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended March 31,

	2005		2004

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$1,862,589	6.00%	$1,821,411	6.11%
Mortgage-backed securities	346,497	3.84	417,774	3.70
Investments and other interest-earning assets	67,963	3.82	64,046	2.83

Total interest-earning assets	$2,277,049	5.61%	$2,303,231	5.58%

Deposits	$1,525,975	1.63%	$1,452,890	1.54%
Borrowings	724,127	3.84	809,880	3.55

Total interest-bearing liabilities	$2,250,102	2.34%	$2,262,770	2.26%

Gross interest margin		3.27%		3.32%
Net interest margin		3.33%		3.41%

       Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market spreads for new earning assets. The Federal Reserve increased the federal funds target rate by 25 basis points in each of seven moves starting in June of 2004 and ending in March 2005. However, the Treasury yield curve depicts an increase in short-term rates over this time period while long-term rates have declined. A continuation of this trend for a longer period would be detrimental to the Company's net interest margin.

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended March 31,
	2005 versus 2004

	Volume	Rate	Total

Interest income:
Loans	$659	$(457)	$202
Mortgage-backed securities	(679)	136	(543)
Investments and other interest-earning assets	31	185	216

Total interest income	11	(136)	(125)

Interest expense:
Deposits	290	319	609
Borrowings	(686)	629	(57)

Total interest expense	(396)	948	552

Net interest income	$407	$(1,084)	$(677)

Provision for Loan Losses

       The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the March 2005 quarter was principally attributable to lower problem asset levels and lower net loan charge-offs trends. Net loan charge-offs totaled $1.6 million and $1.9 million for the quarters ended March 31, 2005 and 2004, respectively. Problem assets were $10.2 million at March 31, 2005 compared to $13.9 million at March 31, 2004. Total loan loss reserves as of March 31, 2005 were $14.4 million, or .77% of the total net loan portfolio compared with $14.7 million, or .81% of the total net loan portfolio at March 31, 2004.

Other Income/Non-Interest Expenses

       Total other income increased 20.0% or $2.1 million, during the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004. Gains on sale of loans decreased $277 thousand to $467 thousand from sales of loans during the quarter ended March 31, 2005 compared with gains of $744 thousand a year ago. Gains on sale of investments and mortgage-backed securities decreased $958 thousand during the quarter ended March 31, 2005 compared to the March 31, 2004 quarter, as there were no sales during the three months ended March 31, 2005. The cyclical receipt of contingent commissions contributed materially to higher total commissions received from insurance agency operations, which increased $779 thousand, or 15.5%, during the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004. Total contingent-based commissions were $2.2 million in the quarter ended March 31, 2005 compared with $1.4 million in the quarter ended March 31, 2004. Loan servicing operations, net totaled $1.0 million during the quarter ended March 31, 2005. The current quarter's results reflect a $607 thousand increase in originated mortgage servicing values. There was a $1.2 million loss in loan servicing operations, net during the comparable quarter ended March 31, 2004, which included a $1.4 million addition to an impairment reserve for the valuation of originated mortgage servicing rights. After excluding gains from loan sales, gains on sale of investment and mortgage-backed securities, commissions from insurance agency operations and loan servicing operations, net from other revenues during the respective quarters ended March 31,

2005 and 2004, all other sources of other income increased by $382 thousand, or 7.9%, during the current quarter.

       Total non-interest expenses increased by $778 thousand, or 4.3%, during the quarter ended March 31, 2005 compared with the comparable quarter ended March 31, 2004. Salaries and employee benefit costs were higher in the current quarter, increasing by $889 thousand, primarily due to increased staffing for several new offices opened since March 2004 and for higher incentive-based accruals due to improved performance.

Income Tax Expense

       During the second quarter of fiscal 2005 the Company's effective tax rate approximated 36.3% as compared to 35.5% during the second quarter of fiscal 2004.

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING MARCH 31, 2005 AND 2004

       The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the six months ended March 31, 2005 and 2004:

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,

	2005	2004

	(Amounts in thousands,
	except per share amounts)
	(Unaudited)	Variance		% change
INTEREST INCOME
Interest and fees on loans	$56,039	$55,951	$88	0.16%
Interest on mortgage-backed securities	6,620	6,972	(352)	(5.05)
Interest and dividends on investments	1,143	840	303	36.07
Other	91	34	57	167.65

Total interest income	63,893	63,797	96	0.15

INTEREST EXPENSE
Interest on deposits	11,995	11,265	730	6.48
Interest on borrowed money	13,820	13,784	36	0.26

Total interest expense	25,815	25,049	766	3.06

NET INTEREST INCOME	38,078	38,748	(670)	(1.73)
Provision for loan losses	2,600	3,250	(650)	(20.00)

Net interest income after provision for loan losses	35,478	35,498	(20)	(0.06)

OTHER INCOME
Net gain on sale of loans	840	954	(114)	(11.95)
Net (loss) gain on sale of investment and
mortgage-backed securities	(56)	1,394	(1,450)	(104.02)
Brokerage fees	1,304	1,144	160	13.99
Commissions on insurance	9,512	7,867	1,645	20.91
Other agency income	594	692	(98)	(14.16)
Service charges and fees on deposit accounts	5,689	5,523	166	3.01
Loan servicing operations, net	1,322	(735)	2,057	279.86
Gain on disposition of assets	1,602	244	1,358	556.56
Other	3,906	1,807	2,099	116.16

Total other income	24,713	18,890	5,823	30.83

NON-INTEREST EXPENSE
Salaries and employee benefits	25,245	22,539	2,706	12.01
Occupancy costs	2,477	2,639	(162)	(6.14)
Marketing	969	741	228	30.77
Depreciation, rental and
maintenance of equipment	2,396	2,572	(176)	(6.84)
Prepayment penalties on FHLB advances	964		964	100.00
Amortization of intangibles	242	191	51	26.70
Other	7,595	7,628	(33)	(0.43)

Total non-interest expense	39,888	36,310	3,578	9.85

Income before income taxes	20,303	18,078	2,225	12.31
Income tax expense	7,343	6,434	909	14.13

NET INCOME	$12,960	$11,644	$1,316	11.30%

NET INCOME PER COMMON SHARE BASIC	$1.05	$0.93	$0.12	12.90%

NET INCOME PER COMMON SHARE DILUTED	$1.03	$0.90	$0.13	14.44%

Net Interest Income

       Net interest income was $38.1 million and $38.7 million during the six months ended March 31, 2005 and March 31, 2004, respectively. The net interest margin for the six months ended March 31, 2005 was 3.35% compared with 3.42% during the six months ended March 31, 2004. Average earnings assets increased .35% to $2.271 billion during the six months ended March 31, 2005 compared to $2.263 billion in the March 2004 quarter. As a result of these variances, net interest income declined 1.7%, or $670 thousand, between the two periods.

       The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Six Months Ended March 31,

	2005		2004

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Loans	$ 1,854,508	6.04%	$ 1,816,808	6.17%
Mortgage-backed securities	349,094	3.79	381,677	3.66
Investments and other interest-earning assets	67,166	3.66	64,483	2.89

Total interest-earning assets	$ 2,270,768	5.63%	$ 2,262,968	5.65%

Deposits	$ 1,523,644	1.58%	$ 1,462,103	1.55%
Borrowings	715,041	3.88	752,823	3.77

Total interest-bearing liabilities	$ 2,238,685	2.31%	$ 2,214,926	2.30%

Gross interest margin		3.32%		3.35%
Net interest margin		3.35%		3.42%

       The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Six Months Ended March 31,
	2005 versus 2004

	Volume	Rate	Total

Interest income:
Loans	$1,177	$(1,089)	$88
Mortgage-backed securities	(609)	257	(352)
Investments and other interest-earning assets	70	290	360

Total interest income	638	(542)	96

Interest expense:
Deposits	480	250	730
Borrowings	(496)	532	36

Total interest expense	(16)	782	766

Net interest income	$654	$(1,324)	$(670)

Provision for Loan Losses

       The provision for loan losses was $2.6 million for the six months ended March 31, 2005 compared with $3.3 million in the six months ended March 31, 2004. The lower provision for loan losses in the six months ended March 31, 2005 was principally attributable to lower problem asset levels and lower net loan charge-offs trends. Net loan charge-offs totaled $3.0 million and $3.5 million for the six months ended March 31, 2005 and 2004, respectively.

Other Income/Non-Interest Expenses

       Total other income increased 30.8%, or $5.8 million, during the six months ended March 31, 2005 compared with the six months ended March 31, 2004. Included in the current results were gains from property sales of $1.6 million and the receipt of a judgment settlement of $1.25 million. The Company recorded a net loss of $56 thousand from sales of securities during the six months ended March 31, 2005 compared with net gains of $1.4 million a year ago. The purchase of the Kimbrell Insurance Group in January 2004 and increased contingent commissions in the overall agency system resulted in a $1.6 million, or 20.9% increase in commissions from insurance operations during the current six months. Loan servicing operations, net, improved by $2.1 million during the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. Loan servicing operations, net, in the current six months reflects a $595 thousand increase in originated mortgage servicing values as compared to a $1.4 million additional impairment during the six months ended March 31, 2004.

       Total non-interest expenses increased by $3.6 million during the six months ended March 31, 2005, compared with the comparable six months ended March 31, 2004. The Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. Salaries and employee benefit costs were higher in the current six months, increasing by $2.7 million, due partially to three additional in-store sales offices opened over the past year, increased accruals related to the Company's defined contribution plan and incentive payments, and growth from employee costs related to the acquisition of the Kimbrell Insurance Group in January 2004. In addition, costs during the six months included discretionary bonuses of approximately $658 thousand. Marketing costs were 30.8% higher during the six months ended March 31, 2005 due to additional marketing campaigns and higher customer new account incentives paid. The acquisition of the Kimbrell Insurance Group also resulted in an increase in amortization of intangibles of $51 thousand, or 26.7%, during the six months ended March 31, 2005 compared with the comparable six months ended March 31, 2004.

Income Tax Expense

       During the second quarter of fiscal 2005 the Company's effective tax rate approximated 36.2% as compared to 35.6% during the second quarter of fiscal 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Prescription-Drug Subsidy

       On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which was effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective

July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare part D and that it will qualify for the subsidy starting in 2006.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

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

       The Company will be required to adopt FAS No. 123(R) effective October 1, 2005. The Company is in the process of analyzing the complex provisions of FAS No. 123(R) and the impact that FAS No. 123(R) will have on its results of operations, including the effects of various transition rules. See Note J, Stock-Based Compensation, for a discussion of the Company's current method of accounting for stock-based compensation.

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

       As of March 31, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2004.

       In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 3.0%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would increase by .2% over that period.

ITEM 4. CONTROLS AND PROCEDURES

       An evaluation was carried out under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the second quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings

       The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

       In September 1998, Peoples Federal (a subsidiary of the Company) filed a declaratory judgment action in Georgetown County, which named certain mortgage debtor defendants from a prior foreclosure and others, seeking a judicial determination of claims made by the former mortgage debtors against Peoples Federal as purchaser of the property foreclosed. A final order was issued in October 2001. The ruling resulted in a net money judgment in Peoples Federal's favor for conspiracy to devalue the foreclosed property. There were other rulings pertaining to such issues as declaration of developers' rights, future assessments, restrictive covenants and density designation, which were varied. Both sides appealed. Peoples Federal was consolidated into First Federal on August 30, 2002.

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

       The former mortgage debtors and others also filed motions for supplemental relief for developers' assessments, fees, and costs of approximately $850 thousand, and for further determination of development rights. That motion was denied. A motion to refer the supplemental relief issues to the Special Referee who entered the conspiracy award on remand was also denied and denial of that motion to refer remained under reconsideration until dismissed when any and all claims were released in 2005 upon sale of the foreclosed property. The judgment debtors paid the conspiracy judgment in October 2004. The amount of the payment was approximately $1.25 million and was recorded in other income in the first quarter of fiscal year 2005.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

       The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Six Months Ended March 31, 2005

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2004 thru 10/31/2004	1,674	$ 30.60		89,600
11/1/2004 thru 11/30/2004	35,930	31.57	33,583	56,017
12/1/2004 thru 12/31/2004	4,041	32.72		Plan expired 11/30/04
01/01/2005 thru 1/31/2005
02/01/2005 thru 2/28/2005
03/01/2005 thru 3/31/2005

	41,645	31.64	33,583

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

       On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. The program will expire June 30, 2006.

       In addition to the repurchase program described above, the Company's employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2004, 8,062 shares were repurchased under these provisions.

       The Company did not repurchase any shares during the quarter ended March 31, 2005, either as part of a publicly announced plan or from employees and directors.

Item 4 -- Submission of Matters to a Vote of Security Holders

       At the 2005 First Financial Annual Meeting of Shareholders held January 27, 2005, there were 10,394,143 shares present in person or in proxy of the 12,292,876 shares of common stock entitled to vote at the Annual Meeting.

Proposal I -- Election of Directors. The shareholders elected Thomas J. Johnson, James C. Murray, and D. Kent Sharples as directors of the Company for three-year terms ending in 2008. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management's nominees. The director nominees received the following votes:

	For	Withheld

Thomas J. Johnson	9,971,345	422,798
James C. Murray	9,992,736	401,407
D. Kent Sharples	9,955,958	438,185

       The continuing directors for the Company are: Paula Harper Bethea, Paul G. Campbell, Jr., Ronnie M. Givens, A. Thomas Hood, James L. Rowe and Henry M. Swink.

Proposal II -- Approval of the 2005 Stock Option Plan as adopted by the Board of Directors on October 28, 2004. The Shareholders approved the ratification of the plan with the total votes as follows:

For	6,659,010
Against	941,110
Withheld	107,173

Proposal III -- Approval of the 2005 Performance Equity Plan for Non-Employee Directors as adopted by the Board of Directors on October 28, 2004. The Shareholders approved the ratification of the plan with the total votes as follows:

For	6,840,773
Against	752,755
Withheld	114,054

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

N/A
10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.

Exhibit No.	Description of Exhibit	Location

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.
10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.
10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.
10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.
10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.
10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.
10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 10, 2005	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer