Form 10-Q
period 2005-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2005-08-09
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-17122

FIRST FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0866076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina	29401

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (843) 529-5933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒   NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES   ☒   NO   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding Shares at July 29, 2005

$.01 Par Value	12,236,936

FIRST FINANCIAL HOLDINGS, INC.

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	September 30, 2004

	(Amounts in thousands) (Unaudited)
ASSETS
Cash and cash equivalents	$126,702	$102,310
Investments available for sale, at fair value	31,941	28,926
Investment in capital stock of FHLB, at cost	27,055	33,900
Loans receivable, net of allowance of $14,196 and $14,799	1,854,965	1,813,531
Loans held for sale	12,662	4,054
Mortgage-backed securities available for sale, at fair value	355,953	346,847
Accrued interest receivable	8,930	8,909
Office properties and equipment, net	51,995	50,574
Real estate and other assets acquired in settlement of loans	2,291	4,003
Intangible assets	23,094	22,452
Other assets	30,952	26,807

Total assets	$2,526,540	$2,442,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts	$1,616,056	$1,520,817
Advances from FHLB	494,000	658,000
Other short-term borrowings	140,069	1,262
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,496	5,557
Outstanding checks	14,785	12,850
Accounts payable and other liabilities	38,351	32,248

Total liabilities	2,354,149	2,277,126

Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued and outstanding 16,227,147 and 16,090,859 shares at June 30, 2005 and September 30, 2004, respectively	162	161
Additional paid-in capital	47,293	44,812
Retained income, substantially restricted	200,305	189,675
Accumulated other comprehensive loss, net of income taxes	(1,685)	(1,458)
Treasury stock at cost, 3,984,534 and 3,787,714 shares at June 30, 2005 and September 30, 2004, respectively	(73,684)	(68,003)

Total stockholders’ equity	172,391	165,187

Total liabilities and stockholders’ equity	$2,526,540	$2,442,313

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2005	2004

	(Amounts in thousands, except per share amounts) (Unaudited)
INTEREST INCOME
Interest and fees on loans	$28,922	$27,386
Interest on mortgage-backed securities	3,447	3,704
Interest and dividends on investments	622	436
Other	60	19

Total interest income	33,051	31,545

INTEREST EXPENSE
Interest on deposits	6,790	5,344
Interest on borrowed money	6,995	7,048

Total interest expense	13,785	12,392

NET INTEREST INCOME	19,266	19,153
Provision for loan losses	1,010	1,125

Net interest income after provision for loan losses	18,256	18,028

OTHER INCOME
Net gain on sale of loans	816	390
Net gain on sale of investment and mortgage-backed securities	1	659
Brokerage fees	634	635
Commissions on insurance	4,578	4,140
Other agency income	361	373
Service charges and fees on deposit accounts	2,985	2,931
Loan servicing operations, net	(117)	2,122
Gains (losses) on disposition of assets	344	(111)
Other	1,297	1,187

Total other income	10,899	12,326

NON-INTEREST EXPENSE
Salaries and employee benefits	12,201	11,302
Occupancy costs	1,351	1,261
Marketing	490	558
Depreciation, rental and maintenance of equipment	1,311	1,016
Prepayment penalties on FHLB advances		1,548
Amortization of intangibles	121	96
Other	4,185	4,021

Total non-interest expense	19,659	19,802

Income before income taxes	9,496	10,552
Income tax expense	3,338	3,850

NET INCOME	$6,158	$6,702

NET INCOME PER COMMON SHARE BASIC	$0.50	$0.54

NET INCOME PER COMMON SHARE DILUTED	$0.49	$0.52

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,

	2005	2004

	(Amounts in thousands, except per share amounts) (Unaudited)
INTEREST INCOME
Interest and fees on loans	$84,961	$83,337
Interest on mortgage-backed securities	10,067	10,676
Interest and dividends on investments	1,765	1,276
Other	151	53

Total interest income	96,944	95,342

INTEREST EXPENSE
Interest on deposits	18,785	16,609
Interest on borrowed money	20,815	20,832

Total interest expense	39,600	37,441

NET INTEREST INCOME	57,344	57,901
Provision for loan losses	3,610	4,375

Net interest income after provision for loan losses	53,734	53,526

OTHER INCOME
Net gain on sale of loans	1,656	1,344
Net (loss) gain on sale of investment and mortgage-backed securities	(55)	2,053
Brokerage fees	1,938	1,779
Commissions on insurance	14,090	12,007
Other agency income	955	1,065
Service charges and fees on deposit accounts	8,674	8,454
Loan servicing operations, net	1,205	1,387
Gains on disposition of assets	1,946	133
Other	5,203	2,994

Total other income	35,612	31,216

NON-INTEREST EXPENSE
Salaries and employee benefits	37,446	33,841
Occupancy costs	3,828	3,900
Marketing	1,459	1,299
Depreciation, rental and maintenance of equipment	3,707	3,779
Prepayment penalties on FHLB advances	964	1,548
Amortization of intangibles	363	289
Other	11,780	11,456

Total non-interest expense	59,547	56,112

Income before income taxes	29,799	28,630
Income tax expense	10,681	10,284

NET INCOME	$19,118	$18,346

NET INCOME PER COMMON SHARE BASIC	$1.55	$1.46

NET INCOME PER COMMON SHARE DILUTED	$1.52	$1.42

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042)	$163,006
Net income				18,346				18,346
Other comprehensive loss:
Unrealized net gain on securities available for sale, net of income tax					(3,055)			(3,055)

Total comprehensive income								15,291
Common stock issued pursuant to stock option and employee benefit plans	182	2	2,669					2,671
Cash dividends ($.66 per share)				(8,274)				(8,274)
Treasury stock purchased						321	(9,469)	(9,469)

Balance at June 30, 2004	16,052	$161	$43,775	$186,183	$(2,383)	3,669	$(64,511)	$163,225

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				19,118				19,118
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of income tax					(227)			(227)

Total comprehensive income								18,891
Common stock issued pursuant to stock option and employee benefit plans	136	1	2,481					2,482
Cash dividends ($.69 per share)				(8,488)				(8,488)
Treasury stock purchased						197	(5,681)	(5,681)

Balance at June 30, 2005	16,227	$162	$47,293	$200,305	$(1,685)	3,985	$(73,684)	$172,391

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,

	2005	2004

	(Amounts in thousands) (Unaudited)
OPERATING ACTIVITIES
Net income	$19,118	$18,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,518	3,498
Amortization of intangibles	363	289
Gain on sale of loans, net	(1,656)	(1,344)
Loss (gain) on sale of investments and mortgage-backed securities, net	55	(2,053)
Gain on sale of property and equipment, net	(1,946)	(133)
Gain on sale of real estate owned, net	(150)	(4)
Amortization of unearned discounts/premiums on investments, net	1,602	1,395
Impairment loss from write-down of customer list intangible		41
Prepayment penalties on FHLB advances	964	1,548
Decrease in deferred loan fees and discounts	(216)	(475)
Increase in receivables and other assets	(2,159)	(4,070)
Provision for loan losses	3,610	4,375
Write down of real estate acquired in settlement of loans	568	191
Proceeds from sales of loans held for sale	146,410	164,844
Impairment recovery from write-down of mortgage servicing rights	(88)	(241)
Origination of loans held for sale	(153,362)	(178,257)
Increase (decrease) in accounts payable and other liabilities	8,182	(2,690)

Net cash provided by operating activities	24,813	5,260

INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale		2,250
Proceeds from sales of investment securities available for sale	23,174	25,450
Net purchases of investment securities available for sale	(26,255)	(44,892)
Redemption (purchase) of FHLB stock	6,845	(7,700)
Increase in loans, net	(49,561)	(31,761)
Repayments on mortgage-backed securities available for sale	42,499	78,606
Proceeds from sales of mortgage-backed securities available for sale	52,273	69,258
Purchase of mortgage-backed securities available for sale	(105,840)	(182,600)
Proceeds from the sales of real estate owned	6,027	4,069
Purchase of insurance subsidiaries	(1,005)	(6,562)
Investment in partnership	(1,919)
Net purchase of office properties and equipment	(2,993)	(17,870)

Net cash used in investing activities	(56,755)	(111,752)

FINANCING ACTIVITIES
Net increase (decrease) in checking, passbook and money market fund accounts	77,389	(3,176)
Net increase (decrease) in certificates of deposit	17,850	(10,306)
Net (repayments) proceeds of FHLB advances	(164,000)	124,000
Prepayment penalties on FHLB advances	(964)	(1,548)
Net increase in securities sold under agreements to repurchase	139,438
Net increase in long-term borrowings		46,392
Costs associated with long-term debt		(1,392)
Decrease in other borrowed money	(631)	(22,972)
Decrease in advances by borrowers for taxes and insurance	(1,061)	(571)
Proceeds from the exercise of stock options	2,482	2,671
Dividends paid	(8,488)	(8,274)
Treasury stock purchased	(5,681)	(9,469)

Net cash provided by financing activities	56,334	115,355

Net increase in cash and cash equivalents	24,392	8,863
Cash and cash equivalents at beginning of period	102,310	85,523

Cash and cash equivalents at end of period	$126,702	$94,386

Supplemental disclosures:
Cash paid during the period for:
Interest	$40,432	$39,478
Income taxes	6,412	9,945
Loans foreclosed	4,733	4,572
Loans securitized		27,516
Unrealized net loss on securities available for sale, net of income tax	(227)	(3,055)

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

A.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

          The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, (“First Financial”, or the “Company”), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal” or the “Association”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (see Note E, Business Combinations) and First Southeast Investor Services, Inc.  All significant intercompany items related to the consolidated subsidiaries have been eliminated.

          The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of the Association. North Central Apartments, LP qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of the Association. The Company’s wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

          The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q.  The information contained in the footnotes included in First Financial’s latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.  Certain fiscal 2004 amounts have been reclassified to conform to the statement presentations for fiscal 2005.

          The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

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

          Comprehensive income is the change in the Corporation’s equity during the period from transactions and other events and circumstances from non-owner sources.  Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the nine months ended June 30, 2005 and 2004 amounted to $18.9 million and $15.3 million, respectively.

          The Corporation’s “other comprehensive income (loss)” for the nine months ended June 30, 2005 and 2004 and “accumulated other comprehensive income (loss)” as of June 30, 2005 and 2004 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

          Other comprehensive income (loss) for the three months ended June 30, 2005 and 2004 follows (in thousands):

	Three Months Ended June 30,

	2005	2004

Unrealized holding gains (losses) arising during period, net of tax	$1,841	$(4,169)
Less: reclassification adjustment for realized gains, net of tax	1	418

Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$1,840	$(4,587)

          Other comprehensive (loss) income for the nine months ended June 30, 2005 and 2004 follows (in thousands):

	Nine Months Ended June 30,

	2005	2004

Unrealized holding losses arising during period, net of tax	$(263)	$(1,739)
Less: reclassification adjustment for realized (losses) gains net of tax	(36)	1,316

Unrealized losses on securities available for sale, net of applicable income taxes	$(227)	$(3,055)

E.	BUSINESS COMBINATIONS

          On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation.  The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market.  Non-standard markets offer coverage to customers that have unusual or high-risk exposures.  The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets.  Atlantic Acceptance Corporation is a premium finance company.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date.  The Company acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand.  The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance, which if paid would increase goodwill by $2.4 million over the three years following the purchase. $498 thousand was paid and added to goodwill during the nine months ended June 30, 2005.

F.	INTANGIBLE ASSETS

          Intangible assets, net of accumulated amortization, at June 30, 2005, September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	June 30, 2005	September 30, 2004	June 30, 2004

Goodwill	$21,229	$20,224	$21,132

Customer list	3,574	3,574	2,669
Less accumulated amortization	(1,709)	(1,346)	(1,180)

	1,865	2,228	1,489

Total	$23,094	$22,452	$22,621

           The following summarizes the changes in the carrying amount of goodwill related to insurance operations for the nine months ended June 30, 2005 (in thousands):

	First Southeast Insurance Services, Inc.	Kimbrell Insurance Group, Inc.	Total

Balance, September 30, 2004	$15,076	$5,148	$20,224
Goodwill acquired	507	498	1,005

Balance, June 30, 2005	$15,583	$5,646	$21,229

          During the nine months ended June 30, 2005 the principals of Kinghorn Insurance and Woodruff & Co. (acquired by First Southeast Insurance Services, Inc.) and Kimbrell Insurance Group, Inc. received earn-outs based on performance of $507 thousand and $498 thousand, respectively. These earn-outs were classified as goodwill.

          Amortization of intangibles totaled $363 thousand, $455 thousand and $289 thousand for the nine months ended June 30, 2005, fiscal year ended September 30, 2004 and the nine months ended June 30, 2004, respectively.

          The Company expects to record amortization expense related to intangibles of $479 thousand for fiscal year 2005, $473 thousand for fiscal 2006, $391 thousand for fiscal 2007, $322 thousand for fiscal 2008, $153 thousand for fiscal 2009 and an aggregate of $410 thousand for all years thereafter.

G.	MORTGAGE SERVICING RIGHTS

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”), which are included in other assets, for the nine months ended June 30, 2005, the fiscal year ended September 30, 2004 and the nine months ended June 30, 2004 (in thousands):

	June 30, 2005	September 30, 2004	June 30, 2004

Balance at beginning of period	$11,938	$12,300	$12,300
Capitalized mortgage servicing rights	1,331	2,852	2,332
Amortization	(1,603)	(2,296)	(1,781)
Change in valuation allowance	88	(918)	241

Balance at end of period	$11,754	$11,938	$13,092

           The aggregate fair value of capitalized mortgage servicing rights at June 30, 2005, September 30, 2004 and June 30, 2004 was $11.8 million, $11.9 million and $13.1 million, respectively. At June 30, 2005, September 30, 2004 and June 30, 2004, respectively, the valuation allowance for capitalized MSRs totaled $1.65 million, $1.74 million and $581 thousand, respectively. In the quarter ended June 30, 2005 the Company recorded an impairment loss of approximately $507 thousand compared with an impairment recovery of approximately $1.7 million for the three months ended June 2004. For the nine months ended June 30, 2005 and June 30, 2004, the Company recorded an impairment recovery of $88 thousand and $241 thousand, respectively. At June 30, 2005, September 30, 2004 and June 30, 2004, the Company was servicing loans for others in the amount of $944.5 million, $952.6 million and $951.2 million, respectively.

          The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows:  $2.1 million for 2005, $2.2 million for 2006, $2.0 million for 2007, $1.8 million for 2008, $1.6 million for 2009 and $5.3 million thereafter.  The estimated amortization expense is based on current information regarding loan payments and prepayments.  Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

H.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

          The Company uses derivatives as part of its interest rate management activities.  Prior to the implementation of SAB 105, the Company recognized a servicing value at the time the commitment was made.  After implementation, the Company recognizes the servicing value when the loan is sold.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities.  SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133.  All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

          The Company has identified the following derivative instruments which were recorded on the Company’s balance sheet at June 30, 2005: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

          The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans.  Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”). The commitments to originate fixed rate conforming loans totaled $30.5 million at June 30, 2005.  It is anticipated 85% of these loans will close totaling $25.9 million. The fair value of derivative assets or liabilities related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at June 30, 2005.

I.	EARNINGS PER SHARE

          Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,

	2005	2004

Weighted average number of common shares used in basic EPS	12,302,836	12,494,432
Effect of dilutive stock options	208,151	300,113

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,510,987	12,794,545

	Nine Months Ended June 30,

	2005	2004

Weighted average number of common shares used in basic EPS	12,308,982	12,532,142
Effect of dilutive stock options	252,932	350,578

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,561,914	12,882,720

          For the three and nine months ended June 30, 2005 there were 336,578 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares. For the three and nine months ended June 30, 2004 there were 142,435 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

J.	STOCK-BASED COMPENSATION

          At June 30, 2005, the Company has six stock-based employee and non-employee compensation option plans, of which five are described more fully in Note 18 of the Notes To Consolidated Financial Statements included in the Company’s 10-K for September 30, 2004. As part of the five plans described at September 30, 2004, the Performance Equity Plan has expired and the 2005 Performance Equity Plan for Non-Employee Directors and the 2005 Stock Option Plan are part of the six plans at June 30, 2005. The two new 2005 plans are more fully described in the Proxy Statement dated December 14, 2004. SFAS No. 123, “Accounting for Stock-Based Compensation,” allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock-based compensation.  The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to the plans for the three months and nine months ended June 30, 2005 and 2004. (amounts in thousands except for per share amounts).

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,

	2005	2004	2005	2004

Net income, as reported	$6,158	$6,702	$19,118	$18,346
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all rewards, net of related tax effects.	(248)	(219)	(745)	(655)

Pro forma net income	$5,910	$6,483	$18,373	$17,691

Earnings per share:
Basic - as reported	$0.50	$0.54	$1.55	$1.46

Basic - pro forma	$0.48	$0.52	$1.49	$1.41

Diluted - as reported	$0.49	$0.52	$1.52	$1.42

Diluted - pro forma	$0.47	$0.51	$1.46	$1.37

          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in the nine months ended June 30, 2005 and 2004, respectively: dividend yield of 2.82% and 2.76%, expected volatility of 37.38% and 38.72%, average risk-free interest rate of 3.96% and 3.39%, expected lives of 5 to 6 years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $9.89 for the nine months ended June 30, 2005 and $10.22 for the nine months ended June 30, 2004. For purposes of the pro forma calculation, compensation expense is recognized on a straight-line basis over the vesting period.

          The Company’s directors also participate in a stock awards plan providing non-employee directors with an opportunity to increase their equity interests in the Company based on the attainment of specific performance criteria for the Company and the Association.  Shares awarded under the stock awards plan are expensed in the appropriate periods.

          See Management’s Discussion and Analysis for description of FAS No. 123(R).

K.	BUSINESS SEGMENTS

          The Company has two principal operating segments, banking and insurance operations, which are evaluated regularly by Management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these operating segments are reportable segments by virtue of exceeding certain quantitative thresholds.

          First Federal, the Company’s primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.

          First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia and Lake Wylie, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums.  No single customer accounts for a significant amount of the revenues of either reportable segment.  The Company evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 of the Company’s latest annual report on Form 10-K.

          Segment information is shown in the tables below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended June 30, 2005	Banking	Insurance Activities	Other	Total

Interest income	$32,915	$83	$53	$33,051
Interest expense	12,997	25	763	13,785
Net interest income	19,918	58	(710)	19,266
Provision for loan losses	1,010			1,010
Other income	5,369	30	561	5,960
Commissions on insurance and other agency income	157	4,812	(30)	4,939
Non-interest expenses	14,751	3,472	1,315	19,538
Amortization of intangibles		121		121
Income tax expense	3,404	470	(536)	3,338

Net income	$6,279	$837	$(958)	$6,158

Nine months ended June 30, 2005	Banking	Insurance Activities	Other	Total

Interest income	$96,517	$279	$148	$96,944
Interest expense	37,218	60	2,322	39,600
Net interest income	59,299	219	(2,174)	57,344
Provision for loan losses	3,610			3,610
Other income	18,740	97	1,730	20,567
Commissions on insurance and other agency income	277	14,860	(92)	15,045
Non-interest expenses	44,836	10,410	2,974	58,220
Amortization of intangibles		363		363
Prepayment penalties on FHLB advances	964			964
Income tax expense	10,334	1,585	(1,238)	10,681

Net income	$18,572	$2,818	$(2,272)	$19,118

June 30, 2005
Total assets	$2,478,532	$39,364	$8,644	$2,526,540
Loans	$1,864,424	$3,203		$1,867,627
Deposits	$1,621,001		$(4,945)	$1,616,056

Three months ended June 30, 2004	Banking	Insurance Activities	Other	Total

Interest income	$31,437	$64	$44	$31,545
Interest expense	11,593	12	787	12,392
Net interest income	19,844	52	(743)	19,153
Provision for loan losses	1,125			1,125
Other income	7,111	123	579	7,813
Commissions on insurance and other agency income	73	4,440		4,513
Non-interest expenses	13,760	3,488	909	18,157
Amortization of intangibles		97		97
Prepayment penalties on FHLB advances	1,548			1,548
Income tax expense	3,829	393	(372)	3,850

Net income	$6,766	$637	$(701)	$6,702

Nine months ended June 30, 2004	Banking	Insurance Activities	Other	Total

Interest income	$95,106	$132	$104	$95,342
Interest expense	36,214	31	1,196	37,441
Net interest income	58,892	101	(1,092)	57,901
Provision for loan losses	4,375			4,375
Other income	16,384	154	1,606	18,144
Commissions on insurance and other agency income	270	12,802		13,072
Non-interest expenses	41,824	9,652	2,799	54,275
Amortization of intangibles		289		289
Prepayment penalties on FHLB advances	1,548			1,548
Income tax expense	9,969	1,123	(808)	10,284

Net income	$17,830	$1,993	$(1,477)	$18,346

June 30, 2004
Total assets	$2,402,247	$36,240	$13,385	$2,451,872
Loans	$1,810,793	$1,669		$1,812,462
Deposits	$1,473,239		$(5,070)	$1,468,169

L.	GUARANTEES

          Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to the Company’s obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 was $3.3 million.

M.	COMMITMENTS AND CONTINGENCIES

          The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s consolidated financial position or results of operations.

N.	OTHER INCOME

          Included in Other Income for the nine months ended June 30, 2005 is the receipt of a judgment totaling $1.3 million. See PART II, Item 1 – Legal Proceedings for additional information.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

          All of the Company’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on the Company’s web site, www.firstfinancialholdings.com, using the First Financial SEC Reports link.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

          This report may contain certain forward-looking statements with respect to financial conditions, results of operations and business of First Financial.  These forward-looking statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

OVERVIEW

          First Financial Holdings, Inc. (“First Financial” or the “Company”) is a savings and loan holding company incorporated under the laws of Delaware in 1987.  The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston (“First Federal” or the “Association”).  Insurance operations are conducted under other First Financial subsidiaries, First Southeast Insurance Services, Inc. (“FSIns.”) and Kimbrell Insurance Group, Inc. (“Kimbrell”).  The Company also owns First Southeast Investor Services, Inc. (“FSIS”), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer.

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

          The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations.  Through its direct subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities.

          The Company continues to move forward with many strategic initiatives. In the first quarter of fiscal 2005, the seventh Wal-Mart in-store retail sales office was opened. This new office is located in Myrtle Beach, South Carolina. During the June 2005 quarter, we relocated our North Myrtle Beach office from Highway 17 to Main Street.  We believe that this new office and the relocation of the North Myrtle Beach office will enhance our coverage of higher growth markets in South Carolina.

THIRD QUARTER HIGHLIGHTS

          Net income for the quarter ended June 30, 2005 decreased 8.1% to $6.2 million from net income of $6.7 million in the comparable quarter in fiscal 2004. Basic earnings per common share decreased to $.50 per common share for the quarter ended June 30, 2005 compared to $.54 per common share for the quarter ended June 30, 2004.  On a diluted basis, earnings per common share decreased to $.49 from $.52 in the comparable period.

          The Company’s net interest margin of 3.34% remained fairly consistent with the most recent linked quarter ended March 31, 2005. Compared with the same quarter one year ago, the net interest margin declined two basis points from 3.36%. Changes in the average balances of interest earning assets from the quarter ended June 30, 2004 to the current quarter ended June 30, 2005 included a $54.9 million increase in average loans while other average earning assets declined by $28.3 million.

          Net income during the June 2005 quarter in comparison to the June 2004 quarter decreased by $544 thousand. Non-interest income was $1.4 million lower in the current quarter as compared to the same quarter of fiscal 2004. Longer term interest rates declined during the current quarter, resulting in higher estimated prepayment speeds for loans serviced and the recording of a mortgage servicing impairment of $507 thousand.  During the comparable quarter ended June 30, 2004, mortgage servicing rights valuations increased significantly as longer term rates moved up substantially, resulting in a positive valuation adjustment of approximately $1.664 million during that period. Excluding these valuation adjustments, non-interest income increased $744 thousand, or 7.0% during the current quarter as compared to the June 2004 quarter. During the quarter ended June 30, 2004, the Company recorded $659 thousand in net gains on sales of investment and mortgage-backed securities compared to $1 thousand during the current quarter.  Gains from loan sales in the current quarter of $816 thousand reflected an increase from $390 thousand in the quarter ended June 30, 2004.

          Total non-interest expense declined by $143 thousand, or .7%, during the quarter ended June 30, 2005 compared with the comparable quarter ended June 30, 2004. Expenses in the June 30, 2004 quarter included a $1.5 million prepayment fee for the early repayment of FHLB advances. Excluding the prepayment fee from prior year’s expenses, total expenses increased by $1.4 million, or 7.7%, from the comparable quarter. Salaries and employee benefit costs were higher in the current quarter, increasing by $899 thousand, or 8.0%. The increase was partially attributable to the opening of several new offices since June 2004 and from increases for health and other benefits programs. The total of all of the remaining expense categories increased by $506 thousand, or 7.3%, between the two quarters. Approximately 50% of this increase was attributable to increased expenses for Sarbanes Oxley compliance costs.

CRITICAL ACCOUNTING POLICIES

          The Company’s accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10K for September 30, 2004.  Of these significant accounting policies, the Company has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

OFF-BALANCE SHEET ARRANGEMENTS

          In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. The Company uses such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

          The Company’s off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

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

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At June 30, 2005, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $146.3 million. Unused business, personal and credit card lines, which totaled $289.6 million at June 30, 2005, are generally for short-term borrowings.

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

OTHER POSTRETIREMENT BENEFITS

          The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company’s obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed. The Company’s other postretirement benefits are discussed more fully in Item 8, Note 18 to the Consolidated Financial Statements of the 10K for September 30, 2004.

          On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  The Financial Accounting Standards Board issued a Staff Position, FAS 106-2, on May 9, 2004, effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare Part D and that it will qualify for the subsidy starting in 2006. The Company began to recognize a reduction in postretirement benefit costs during the first quarter of fiscal 2005.

          The components of net periodic benefit costs for the three months ended June 30, 2005 and 2004 are shown in the following statement (in thousands):

	Other Postretirement Benefits Three months ended June 30,

	2005	2004

Interest Cost	$27	$30
Amortization of transition obligation	24	25

	$51	$55

          The components of net periodic benefit costs for the nine months ended June 30, 2005 and 2004 are shown in the following statement (in thousands):

	Other Postretirement Benefits Nine months ended June 30,

	2005	2004

Interest Cost	$81	$90
Amortization of transition obligation	72	75

	$153	$165

          The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it expected to contribute $128 thousand for postretirement benefit payments in fiscal year 2005. As of the three and nine months periods ended June 30, 2005, $34 thousand and $108 thousand, respectively, of contributions had been contributed.

BALANCE SHEET ANALYSIS

          Total assets of First Financial increased $84.2 million, or 3.45%, during the nine months ended June 30, 2005. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at June 30, 2005 and September 30, 2004:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	September 30, 2004	Variance	% Change

	(Amounts in thousands) (Unaudited)
ASSETS
Cash and cash equivalents	$126,702	$102,310	$24,392	23.84%
Investments available for sale, at fair value	31,941	28,926	3,015	10.42
Investment in capital stock of FHLB, at cost	27,055	33,900	(6,845)	(20.19)
Loans receivable, net of allowance of $14,404 and $14,799	1,854,965	1,813,531	41,434	2.28
Loans held for sale	12,662	4,054	8,608	212.33
Mortgage-backed securities available for sale, at fair value	355,953	346,847	9,106	2.63
Intangible assets	23,094	22,452	642	2.86
Other assets	94,168	90,293	3,875	4.29

Total assets	$2,526,540	$2,442,313	$84,227	3.45%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts	$1,616,056	$1,520,817	$95,239	6.26%
Advances from Federal Home Loan Bank	494,000	658,000	(164,000)	(24.92)
Other short-term borrowings	140,069	1,262	138,807	10,998.97
Long-term debt	46,392	46,392
Other liabilities	57,632	50,655	6,977	13.77

Total liabilities	2,354,149	2,277,126	77,023	3.38%

Stockholders’ equity	172,391	165,187	7,204	4.36

Total liabilities and stockholders’ equity	$2,526,540	$2,442,313	$84,227	3.45%

 Investment Securities and Mortgage-backed Securities

          Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale increased $5.3 million in the current nine months ended June 30, 2005. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $132.1 million during the nine months ended June 30, 2005. The Company also sold $75.4 million of investments available for sale and mortgage-backed securities available for sale and repayments during the nine months ended June 30, 2005 totaled $42.5 million. Net redemption of FHLB stock amounted to $6.8 million during the nine months ended June 30, 2005.

Loans Receivable

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	June 30, 2005	September 30, 2004	June 30, 2004

Real estate - residential mortgages (1-4 family)	$942,879	$987,825	$1,011,645
Real estate - residential construction	86,377	73,542	70,131
Commercial secured by real estate including multi-family	256,945	223,994	213,828
Commercial financial and agricultural	69,332	57,594	57,098
Land	122,449	101,263	94,301
Home equity loans	218,519	189,232	177,650
Mobile home loans	150,179	143,502	140,185
Credit cards	11,950	11,747	11,771
Other consumer loans	97,704	91,370	90,311

Total gross loans	1,956,334	1,880,069	1,866,920

Less:
Allowance for loan losses	14,196	14,799	14,780
Loans in process	75,465	48,423	40,293
Deferred loan fees and discounts on loans	(954)	(738)	(615)

	88,707	62,484	54,458

Total	$1,867,627	$1,817,585	$1,812,462

          Net loans increased $50.0 million during the nine months ended June 30, 2005.  As a result of historically low interest rates, consumer preference for mortgage products has shifted in recent quarters to fixed-rate residential loan products resulting in higher repayments of certain of the Company’s normal portfolio loan products, such as adjustable rate mortgage loans. Refinance activity declined in the nine months ended June 30, 2005, resulting in slowing repayments of residential 1-4 family loans. Proceeds from sales of loans held for sale also declined by $18.4 million, or 11.2%, during the nine months ended June 30, 2005 as compared to the first nine months of fiscal 2004. Gross residential mortgage loans (1-4 family) declined $68.8 million during the twelve months ended June 30, 2005. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended June 30, 2005 and during the first nine months of fiscal 2005. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

          The Company’s mobile home loan portfolio was 8.0% of the net loan portfolio at June 30, 2005 compared to 7.7% of the net loan portfolio at June 30, 2004.  During fiscal 2005 the Company has expanded its mobile home lending program with a pilot program in the state of Florida.  Mobile home lending involves additional risks as result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates.  The average coupon on the mobile home loan portfolio at June 30, 2005 is 9.73%, which is lower than the average coupon of 9.87% at June 30, 2004.

Asset Quality

          The following table summarizes the Company’s problem assets for the periods indicated (amounts in thousands):

	June 30, 2005	September 30, 2004	June 30, 2004

Non-accrual loans	$6,715	$8,439	$8,605
Loans 90 days or more delinquent (1)	26	63	98
Real estate and other assets acquired in settlement of loans	2,291	4,003	4,325

Total	$9,032	$12,505	$13,028

As a percent of net loans and real estate owned	0.48%	0.69%	0.72%
As a percent of total assets	0.36%	0.51%	0.53%

(1) The Company continues to accrue interest on these loans.

          Problem assets decreased $3.5 million during the nine months ended June 30, 2005 from September 30, 2004.  The decrease was in non-accrual loans and real estate and other assets acquired in settlement of loans, which both decreased $1.7 million, respectively, from September 30, 2004.

          The Company’s largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company’s residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

Allowance for Loan Losses

          The Company provides for loan losses on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance.  Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating losses.  Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, loss experience, delinquency trends and economic conditions.  Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

          Following is a summary of the reserve for loan losses (in thousands):

	At and for the nine months ended June 30,

	2005	2004

Balance at beginning of year	$14,799	$14,957
Provision charged to operations	3,610	4,375
Recoveries of loans previously charged-off	527	531
Loan losses charged to reserves	(4,740)	(5,083)

Balance at end of period	$14,196	$14,780

          Net charge-offs totaled $4.2 million in the current nine months ended June 30, 2005 compared to $4.6 million in the comparable nine months in fiscal 2004.  Consumer net charge-offs totaled $3.2 million in the current nine months compared to $3.5 million in the comparable nine months in fiscal 2004. Included in the consumer loan net charge-offs were $2.0 million in net losses on the mobile home loan portfolio during both the nine months ended June 30, 2005 and June 30, 2004.  Real estate (residential and commercial) and commercial loan net charge-offs were $1.0 million in the current nine months, compared to $1.0 million in the nine months ended June 30, 2004.  Annualized net charge-offs as a percentage of average net loans decreased four basis points to .30% for the nine months ended June 30, 2005 as compared to .34% for the nine months ended June 30, 2004 and increased two basis points from .24% to .26% for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.   The average net loss rate on the mobile home portfolio on an annualized basis was 1.83% for the nine months ended June 30, 2005, declining from 1.96% for the nine months ended June 30, 2004.  Excluding the mobile home loan portfolio, the Company’s annualized net charge-offs as a percentage of average net loans decreased from .19% for the nine months ended June 30, 2004 to .17% for the recent nine months ended June 30, 2005.

          Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

          The Company’s impaired loans totaled $1.9 million at June 30, 2005, $363 thousand at September 30, 2004 and $1.1 million at June 30, 2004.

Deposits and Borrowings

          First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2005		September 30, 2004		June 30, 2004

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Checking accounts	$507,382	31.40%	$439,051	28.87%	$416,240	28.35%
Statement and other accounts	172,538	10.68	166,990	10.98	164,112	11.18
Money market accounts	246,683	15.26	243,173	15.99	244,652	16.66
Certificate accounts	689,453	42.66	671,603	44.16	643,165	43.81

Total deposits	$1,616,056	100.00%	$1,520,817	100.00%	$1,468,169	100.00%

          Deposits increased $95.2 million during the nine months ended June 30, 2005. The Company’s emphasis on checking account growth has resulted in checking balances now comprising 31.4% of deposits with $68.3 million growth in balances during the nine months ended June 30, 2005.

          As a result of moderate asset growth and higher deposit balances, the Company’s borrowings declined $25.2 million during the nine months ended June 30, 2005. The mix of borrowings changed as FHLB advances declined $164 million and other short-term borrowings increased $138.8 million during the nine months ended June 30, 2005. The mix changed principally due to more competitive rates from sources other than FHLB advances.

          In the first three months of fiscal 2005, the Company incurred a $964 thousand prepayment fee related to the prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from prepayment of FHLB advances.

Stockholders’ Equity

          The Company’s capital ratio, total capital to total assets, was 6.82% at June 30, 2005, compared to 6.76% at September 30, 2004.  During the nine months ended June 30, 2005, the Company increased its dividend to stockholders to $.69 compared with $.66 per share in the first nine months of fiscal 2004.  During the quarter ended June 30, 2003 the Company announced approval of a stock repurchase program to acquire up to 650 thousand shares of Common Stock that was subsequently extended until November 30, 2004. At the time the plan expired the Company had purchased approximately 594 thousand shares at a total cost of approximately $17.5 million. During the first quarter of fiscal 2005 the Company purchased through the plan approximately 34 thousand shares at a cost of approximately $1.1 million. The Company did not repurchase any of its common stock in the second quarter of fiscal 2005.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. During the three months ended June 30, 2005, the Company purchased through the plan approximately 149 thousand shares at a cost of approximately $4.2 million. The program will expire June 30, 2006.

          Changes in stockholders’ equity during the nine months ended June 30, 2005 was comprised of net income, the after tax effect of unrealized losses on securities available for sale, stock issued pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

          Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At June 30, 2005, the Association was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

          The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2005 (amounts in thousands):

	Actual		For Capital Adequacy Purposes Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2005
Tangible capital (to Total Assets)	$177,750	7.16%	$37,219	1.50%
Core capital (to Total Assets)	177,750	7.16	99,252	4.00	$124,065	5.00%
Tier I capital (to Risk-based Assets)	177,750	10.56			99,656	6.00
Risk-based capital (to Risk-based Assets)	189,596	11.42	132,874	8.00	166,093	10.00

          For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2004.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

           The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

          The Association’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of the Association’s sources of liquidity is subject to various uncertainties beyond the control of the Association.  As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2005 (in thousands).

	At June 30, 2005 Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$381,672	$89,121	$160,370	$56,343	$1,947	$689,453
Borrowings	383,453	50,000	25,000	125,000	97,008	680,461
Operating leases	812	735	684	1,040	2,165	5,436

Total contractual obligations	$765,937	$139,856	$186,054	$182,383	$101,120	$1,375,350

          The Association’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at June 30, 2005 estimates that an additional $243.4 million of funding is available.  At June 30, 2005, the Association has approximately $120.9 million of unpledged investments and mortgage-backed securities available for sale. At June 30, 2005, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $23.9 million is available from the “Discount Window”. All of the above liquidity sources except cash and cash equivalents give the Association approximately $388.2 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.

          During the current nine months the Company experienced a net cash outflow from investing activities of $56.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $132.1 million, purchase of office properties and equipment of $3.0 million, investment in partnership of $1.9 million and a net increase of $49.6 million in loan growth, offset by repayments of mortgage-backed securities of $42.5 million, proceeds from sales of investments and mortgage-backed securities available for sale of $75.4 million, proceeds from sales of real estate owned of $6.0 million, and net redemption of FHLB stock of $6.8 million. The Company experienced cash inflows of $24.8 million and $56.3 million from operating activities and financing activities, respectively.  Financing activities consisted principally of a net increase of $95.2 million in deposits, an increase of $139.4 million in securities sold under agreements to repurchase and proceeds from exercise of stock options of $2.5 million offset by decreases in FHLB advances of $164.0 million, advances by borrowers for taxes and insurance of $1.1 million, prepayment penalties on FHLB advances of $964 thousand, dividends paid of $8.5 million and purchase of treasury stock of $5.7 million during the first nine months of fiscal 2005.

Parent Company Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries.  Unlike the Association, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on its borrowings and for its future funding needs include (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities.

          First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period.  For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2004.

Asset/Liability Management

          The Company’s Asset and Liability Committee establishes policies and monitors results to control interest rate sensitivity.  The Company utilizes measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice.  Asset/liability modeling is performed by the Company to assess varying interest rate and balance mix assumptions.

          The following table is a summary of the Company’s one-year dynamic gap at June 30, 2005 (amounts in thousands):

	June 30, 2005

Interest-earning assets maturing or repricing within one year	$1,023,878
Interest-bearing liabilities maturing or repricing within one year	1,123,140

Cumulative gap	$(99,262)

Gap as a percent of total assets	(3.93	) %

          Based on the Company’s June 30, 2005 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.0 billion in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $99.3 million, or 3.9% of assets.  The Company’s one year dynamic gap position at June 30, 2004 was a negative $131.5 million, or 5.4% of assets. At the end of fiscal year ended September 30, 2004, the dynamic gap was a negative $143.4 million or 5.9% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are the Company’s estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company’s expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

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

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING JUNE 30, 2005 AND 2004

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended June 30, 2005 and 2004:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2005	2004	Variance	% change

	(Amounts in thousands, except per share amounts) (Unaudited)
INTEREST INCOME
Interest and fees on loans	$28,922	$27,386	$1,536	5.61%
Interest on mortgage-backed securities	3,447	3,704	(257)	(6.94)
Interest and dividends on investments	622	436	186	42.66
Other	60	19	41	215.79

Total interest income	33,051	31,545	1,506	4.77

INTEREST EXPENSE
Interest on deposits	6,790	5,344	1,446	27.06
Interest on borrowed money	6,995	7,048	(53)	(0.75)

Total interest expense	13,785	12,392	1,393	11.24

NET INTEREST INCOME	19,266	19,153	113	0.59
Provision for loan losses	1,010	1,125	(115)	(10.22)

Net interest income after provision for loan losses	18,256	18,028	228	1.26

OTHER INCOME
Net gain on sale of loans	816	390	426	109.23
Net (loss) gain on sale of investment and mortgage-backed securities	1	659	(658)	99.85
Brokerage fees	634	635	(1)	(0.16)
Commissions on insurance	4,578	4,140	438	10.58
Other agency income	361	373	(12)	(3.22)
Service charges and fees on deposit accounts	2,985	2,931	54	1.84
Loan servicing operations, net	(117)	2,122	(2,239)	(105.51)
Gain on disposition of assets	344	(111)	455	(409.91)
Other	1,297	1,187	110	9.27

Total other income	10,899	12,326	(1,427)	(11.58)

NON-INTEREST EXPENSE
Salaries and employee benefits	12,201	11,302	899	7.95
Occupancy costs	1,351	1,261	90	7.14
Marketing	490	558	(68)	(12.19)
Depreciation, rental and maintenance of equipment	1,311	1,016	295	29.04
Prepayment penalties on FHLB advances		1,548	(1,548)	(100.00)
Amortization of intangibles	121	96	25	26.04
Other	4,185	4,021	164	4.08

Total non-interest expense	19,659	19,802	(143)	(0.72)

Income before income taxes	9,496	10,552	(1,056)	(10.01)
Income tax expense	3,338	3,850	(512)	(13.30)

NET INCOME	$6,158	$6,702	$(544)	(8.12)%

NET INCOME PER COMMON SHARE BASIC	$0.50	$0.54	$(0.04)	(7.41)%

NET INCOME PER COMMON SHARE DILUTED	$0.49	$0.52	$(0.03)	(5.77)%

Net Interest Income

          Net interest income was $19.3 million and $19.2 during the quarters ended June 30, 2005 and June 30, 2004, respectively. The net interest margin for the quarter ended June 30, 2005 was 3.34% compared with 3.36% during the quarter ended June 30, 2004. Average earning assets increased 1.16% to $2.309 billion during the quarter ended June 30, 2005 compared to $2.282 billion in the June 2004 quarter. As a result of these variances, net interest income increased .6%, or $113 thousand, between the two quarters. The gross interest margin decreased from 3.32% during the quarter ended June 30, 2004 to 3.31% during the quarter ended June 30, 2005.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended June 30,

	2005		2004

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,884,640	6.14%	$1,829,786	5.98%
Mortgage-backed securities	356,112	3.87	379,573	3.90
Investments and other interest-earning assets	68,042	4.01	72,885	2.46

Total interest-earning assets	$2,308,794	5.73%	$2,282,244	5.53%

Deposits	$1,591,739	1.71%	$1,482,149	1.45%
Borrowings	692,666	4.05	766,126	3.69

Total interest-bearing liabilities	$2,284,405	2.42%	$2,248,275	2.21%

Gross interest margin		3.31%		3.32%
Net interest margin		3.34%		3.36%

          Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market spreads for new earning assets.  The Federal Reserve increased the federal funds target rate by 25 basis points in each of nine moves starting in June of 2004 and ending in June 2005. However, the Treasury yield curve depicts an increase in short-term rates over this time period while long-term rates have declined.  A continuation of this trend for a longer period would be detrimental to the Company’s net interest margin.

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended June 30, 2005 versus 2004

	Volume	Rate	Total

Interest income:
Loans	$822	$714	$1,536
Mortgage-backed securities	(225)	(32)	(257)
Investments and other interest-earning assets	(53)	280	227

Total interest income	544	962	1,506

Interest expense:
Deposits	416	1,030	1,446
Borrowings	(714)	661	(53)

Total interest expense	(298)	1,691	1,393

Net interest income	$842	$(729)	$113

Provision for Loan Losses

          The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the June 2005 quarter was principally attributable to lower problem loan levels and net loan charge-offs trends remaining flat. Net loan charge-offs totaled $1.2 million and $1.1 million for the quarters ended June 30, 2005 and 2004, respectively.  Problem loans were $6.7 million at June 30, 2005 compared to $8.7 million at June 30, 2004. Total loan loss reserves as of June 30, 2005 were $14.2 million, or .76% of the total net loan portfolio compared with $14.8 million, or .82% of the total net loan portfolio at June 30, 2004.

Other Income/Non-Interest Expenses

          Total other income decreased 11.6% or $1.4 million, during the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004. Gains on sale of loans increased $426 thousand to $816 thousand from sales of loans during the quarter ended June 30, 2005 compared with gains of $390 thousand a year ago. Gains on sale of investments and mortgage-backed securities decreased $658 thousand during the quarter ended June 30, 2005 compared to the June 30, 2004 quarter. Commissions on insurance increased $438 thousand, or 10.6%, during the June 2005 quarter as compared to the comparable quarter in 2004. Loan servicing operations, net totaled a $117 thousand loss during the quarter ended June 30, 2005. The current quarter’s results reflect a $507 thousand additional mortgage servicing impairment. There was a $2.1 million gain in loan servicing operations, net during the comparable quarter ended June 30, 2004, which included a $1.7 million recovery of an impairment reserve for the valuation of originated mortgage servicing rights. After excluding the valuation adjustments, other income increased $744 thousand, or 7.0% during the current quarter.

          Total non-interest expenses decreased by $143 thousand, or .7%, during the quarter ended June 30, 2005; however, expenses in the comparable quarter ended June 30, 2004 included a $1.5 million prepayment fee for the early repayment of FHLB advances. Excluding the prepayment fee from prior year’s expenses, total expenses increased by $1.4 million, or 7.7%, from the comparable quarter in 2004.  Salaries and employee benefit costs were higher in the current quarter, increasing by $899 thousand, primarily due to increased staffing for several new offices opened since June 2004 and for higher health and other benefit programs.

Income Tax Expense

          During the third quarter of fiscal 2005 the Company’s effective tax rate approximated 35.2% as compared to 36.5% during the third quarter of fiscal 2004.  The effective rate change was principally related to the Company’s investment in low-income housing tax credits.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2005 AND 2004

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the nine months ended June 30, 2005 and 2004:

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,

	2005	2004	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$84,961	$83,337	$1,624	1.95%
Interest on mortgage-backed securities	10,067	10,676	(609)	(5.70)
Interest and dividends on investments	1,765	1,276	489	38.32
Other	151	53	98	184.91

Total interest income	96,944	95,342	1,602	1.68

INTEREST EXPENSE
Interest on deposits	18,785	16,609	2,176	13.10
Interest on borrowed money	20,815	20,832	(17)	(0.08)

Total interest expense	39,600	37,441	2,159	5.77

NET INTEREST INCOME	57,344	57,901	(557)	(0.96)
Provision for loan losses	3,610	4,375	(765)	(17.49)

Net interest income after provision for loan losses	53,734	53,526	208	0.39

OTHER INCOME
Net gain on sale of loans	1,656	1,344	312	23.21
Net (loss) gain on sale of investment and mortgage-backed securities	(55)	2,053	(2,108)	(102.68)
Brokerage fees	1,938	1,779	159	8.94
Commissions on insurance	14,090	12,007	2,083	17.35
Other agency income	955	1,065	(110)	(10.33)
Service charges and fees on deposit accounts	8,674	8,454	220	2.60
Loan servicing operations, net	1,205	1,387	(182)	(13.12)
Gain on disposition of assets	1,946	133	1,813	1,363.16
Other	5,203	2,994	2,209	73.78

Total other income	35,612	31,216	4,396	14.08

NON-INTEREST EXPENSE
Salaries and employee benefits	37,446	33,841	3,605	10.65
Occupancy costs	3,828	3,900	(72)	(1.85)
Marketing	1,459	1,299	160	12.32
Depreciation, rental and maintenance of equipment	3,707	3,779	(72)	(1.91)
Prepayment penalties on FHLB advances	964	1,548	(584)	(37.73)
Amortization of intangibles	363	289	74	25.61
Other	11,780	11,456	324	2.83

Total non-interest expense	59,547	56,112	3,435	6.12

Income before income taxes	29,799	28,630	1,169	4.08
Income tax expense	10,681	10,284	397	3.86

NET INCOME	$19,118	$18,346	$772	4.21%

NET INCOME PER COMMON SHARE BASIC	$1.55	$1.46	$0.09	6.16%

NET INCOME PER COMMON SHARE DILUTED	$1.52	$1.42	$0.10	7.04%

Net Interest Income

          Net interest income was $57.3 million and $57.9 million during the nine months ended June 30, 2005 and June 30, 2004, respectively. The net interest margin for the nine months ended June 30, 2005 was 3.35% compared with 3.40% during the nine months ended June 30, 2004. Average earning assets increased .63% to $2.284 billion during the nine months ended June 30, 2005 compared to $2.270 billion in the June 2004 quarter. As a result of these variances, net interest income declined ..96%, or $557 thousand, between the two periods.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Nine Months Ended June 30,

	2005		2004

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,865,551	6.08%	$1,821,754	6.10%
Mortgage-backed securities	351,433	3.82	380,978	3.74
Investments and other interest-earning assets	67,359	3.78	67,282	2.61

Total interest-earning assets	$2,284,343	5.66%	$2,270,014	5.60%

Deposits	$1,547,745	1.62%	$1,468,666	1.51%
Borrowings	706,870	3.93	757,241	3.67

Total interest-bearing liabilities	$2,254,615	2.35%	$2,225,907	2.25%

Gross interest margin		3.31%		3.35%
Net interest margin		3.35%		3.40%

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Nine Months Ended June 30, 2005 versus 2004

	Volume	Rate	Total

Interest income:
Loans	$1,896	$(272)	$1,624
Mortgage-backed securities	(842)	233	(609)
Investments and other interest-earning assets	(10)	597	587

Total interest income	1,044	558	1,602

Interest expense:
Deposits	924	1,252	2,176
Borrowings	(1,439)	1,422	(17)

Total interest expense	(515)	2,674	2,159

Net interest income	$1,559	$(2,116)	$(557)

 Provision for Loan Losses

          The provision for loan losses was $3.6 million for the nine months ended June 30, 2005 compared with $4.4 million in the nine months ended June 30, 2004. The lower provision for loan losses in the nine months ended June 30, 2005 was principally attributable to lower problem loan levels and lower net loan charge-offs trends. Net loan charge-offs totaled $4.2 million and $4.6 million for the nine months ended June 30, 2005 and 2004, respectively.

Other Income/Non-Interest Expenses

          Total other income increased 14.1%, or $4.4 million, during the nine months ended June 30, 2005 compared with the nine months ended June 30, 2004. Included in the current results were gains from property sales of $1.9 million and the receipt of a judgment settlement of $1.25 million. The Company recorded a net loss of $55 thousand from sales of securities during the nine months ended June 30, 2005 compared with net gains of $2.1 million a year ago. Net gain on sale of loans increased $312 thousand, or 23.2% during the nine months ended June 30, 2005 compared to nine months ended June 30, 2004. The purchase of the Kimbrell Insurance Group in January 2004 and increased contingent commissions in the overall agency system resulted in a $2.1 million, or 17.4% increase in commissions from insurance operations during the current nine months. Loan servicing operations, net, decreased slightly by $182 thousand during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. Loan servicing operations, net, in the current nine months reflects an $88 thousand increase in originated mortgage servicing values as compared to a $241 thousand increase in originated mortgage servicing values during the nine months ended June 30, 2004.

          Total non-interest expenses increased by $3.4 million during the nine months ended June 30, 2005, compared with the comparable nine months ended June 30, 2004. During the nine months ended June 30, 2005 the Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance as compared to a $1.5 million prepayment fee on the early prepayment of $70 million of Federal Home loan Bank advances during the nine months ended June 30, 2004. Salaries and employee benefit costs were higher in the current nine months, increasing by $3.6 million, due partially to three additional in-store sales offices opened over the past year, increased accruals related to the Company’s benefit plans and incentives, and growth from employee costs related to the acquisition of the Kimbrell Insurance Group in January 2004. In addition, costs during the nine months included discretionary bonuses of approximately $658 thousand. Marketing costs were 12.3% higher during the nine months ended June 30, 2005 due to additional marketing campaigns and higher customer new account incentives paid. The acquisition of the Kimbrell Insurance Group also resulted in an increase in amortization of intangibles of $74 thousand, or 25.6%, during the nine months ended June 30, 2005 compared with the comparable nine months ended June 30, 2004.

Income Tax Expense

          During the nine months ended June 30, 2005 the Company’s effective tax rate approximated 35.8% as compared to 35.9% during the nine months ended June 30, 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Prescription-Drug Subsidy

          On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which was effective for the first interim or annual reporting period beginning after June 15, 2004.  The Company adopted FAS 106-2 effective July 1, 2004. The Company believes that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare part D and that it will qualify for the subsidy starting in 2006.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123(R)”). FAS No. 123(R) is a revision of FASB Statement No. 123 (“FAS No. 123”), Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No.123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. FAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

          The Company will be required to adopt FAS No. 123(R) effective October 1, 2005. The Company is in the process of analyzing the complex provisions of FAS No. 123(R) and the impact that FAS No. 123(R) will have on its results of operations, including the effects of various transition rules. See Note J, Stock-Based Compensation, for a discussion of the Company’s current method of accounting for stock-based compensation.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

          In March 2004, the FASB issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until FASB issues final guidance.

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

          In July 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-01-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

          The Board decided that FSP FAS 115-1 would be effective for other-than–temporary impairment analysis conducted in periods beginning after September 15, 2005.  The Company will continue to monitor this issue but does not believe that there will be any impact as it already follows the guidance in existing accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

          The Corporation’s market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and other funding activities. The structure of the Corporation’s loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee (“ALCO”), which is comprised of senior management. ALCO regularly reviews the Corporation’s interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

          As of June 30, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2004.

          In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 4.96%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would increase by 2.53% over that period.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of fiscal 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          The Company is subject to various legal proceedings and claims arising in the ordinary course of its business.  Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company’s consolidated financial position or results of operations.

          In September 1998, Peoples Federal (a subsidiary of the Company) filed a declaratory judgment action in Georgetown County, which named certain mortgage debtor defendants from a prior foreclosure and others, seeking a judicial determination of claims made by the former mortgage debtors against Peoples Federal as purchaser of the property foreclosed.  A final order was issued in October 2001.  The ruling resulted in a net money judgment in Peoples Federal’s favor for conspiracy to devalue the foreclosed property.  There were other rulings pertaining to such issues as declaration of developers’ rights, future assessments, restrictive covenants and density designation, which were varied. Both sides appealed. Peoples Federal was a subsidiary of First Financial Holdings, Inc. that was consolidated into First Federal on August 30, 2002.

          In April 2004, the South Carolina Supreme Court ruled in favor of Peoples Federal. The Court upheld the conspiracy finding, upheld the punitive damages ($600 thousand) awarded to Peoples Federal for the conspiracy, reversed an award of assessments and attorney’s fees against Peoples Federal, and ruled Peoples Federal has developer’s rights on the foreclosed property under the restrictive covenants as amended. The Court remanded the case for re-determination of the actual damages awarded to Peoples Federal for the conspiracy, due to an apparent double recovery. Peoples Federal was also awarded costs on the appeal as prevailing party.

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

          The former mortgage debtors and others also filed motions for supplemental relief for developers’ assessments, fees, and costs of approximately $850 thousand, and for further determination of development rights. That motion was denied. A motion to refer the supplemental relief issues to the Special Referee who entered the conspiracy award on remand was also denied and denial of that motion to refer remained under reconsideration until dismissed when any and all claims were released in 2005 upon sale of the foreclosed property.  The judgment debtors paid the conspiracy judgment in October 2004. The amount of the payment was approximately $1.25 million and was recorded in other income in the first quarter of fiscal year 2005.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended June 30, 2005

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

04/01/2005 thru 4/30/2005	2,936	$26.27
05/01/2005 thru 5/31/2005	115,397	28.14	114,700	510,300
06/01/2005 thru 6/30/2005	36,842	28.20	34,200	476,100

	155,175	28.12	148,900

	For the Nine Months Ended June 30, 2005

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

10/1/2004 thru 10/31/2004	1,674	$30.60		89,600
11/1/2004 thru 11/30/2004	35,930	31.57	33,583	56,017
12/1/2004 thru 12/31/2004	4,041	32.72		Plan expired 11/30/04
01/01/2005 thru 1/31/2005
02/01/2005 thru 2/28/2005
03/01/2005 thru 3/31/2005				New Plan - 4/29/2005
04/01/2005 thru 4/30/2005	2,936	26.27		625,000
05/01/2005 thru 5/31/2005	115,397	28.14	114,700	510,300
06/01/2005 thru 6/30/2005	36,842	28.20	34,200	476,100

	196,820	28.86	182,483

          On May 27, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company’s common stock. On April 20, 2004, the Company announced that the Board of Directors extended the expiration date from March 31, 2004 until November 30, 2004. At the time of expiration the Company had purchased approximately 594 thousand shares under the repurchase program at a total cost of $17.5 million.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. During the quarter ended June 30, 2005 the Company had purchased approximately 149 thousand shares at a cost of $4.2 million. The program will expire June 30, 2006.

          In addition to the repurchase program described above, the Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the nine months ended June 30, 2005, 14,337 shares were repurchased under these provisions.

          The Company did not repurchase any shares during the quarter ended March 31, 2005, either as part of a publicly announced plan or from employees and directors.

Item 5 – Other Information

          There was no information required to be disclosed by the Company in a report on Form 8-K during the third quarter of fiscal 2005 that was not so disclosed.

Item 6 – Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

3.4	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.7	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.8	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.9	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 29, 2004

3.10	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

3.11	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A

10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit No.	Description of Exhibit	Location

10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: August 9, 2005	By:	/s/ SUSAN E. BAHAM

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer