Form 10-Q/A
period 2005-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2005-08-10
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

FIRST FINANCIAL HOLDINGS, INC.

Date: August 10, 2005	By:	/s/ SUSAN E. BAHAM

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal
Accounting Officer