Form 10-K
period 2005-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2005-12-14
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:
September 30, 2005

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The NASDAQ Stock Market on March 31, 2005, was $343,136,115 (12,351,912 shares at $27.78 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% shareholders are affiliates.

As of November 30, 2005 there were issued and outstanding 12,020,861 shares of the registrant's common stock. The registrant's common stock is traded over-the-counter and is listed on The NASDAQ Stock Market under the symbol "FFCH."

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I

Item 1.	Business	1
	General	1
	Discussion of Forward-Looking Statements	1
	Lending Activities	2
	Investment Activities	8
	Insurance Activities	9
	Sources of Funds	10
	Asset and Liability Management	12
	Subsidiary Activities of the Association	13
	Subsidiary Activities of the Company	14
	Competition	15
	Personnel	15
	Regulation	15
	Other Information	20

Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

	PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	80

	PART III
Item 10.	Directors and Executive Officers of the Registrant	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	81
Item 13.	Certain Relationships and Related Transactions	81
Item 14. Principal Accountant Fees and Services		82

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	82

PART I

ITEM 1. BUSINESS

GENERAL

          First Financial Holdings, Inc. ("First Financial" or the "Company") is a savings and loan holding company incorporated under Delaware law in 1987. The Company is headquartered in Charleston, South Carolina and operates First Federal Savings and Loan Association of Charleston ("First Federal" or the "Association"), a federally-chartered stock savings and loan association. The Company owns First Southeast Investor Services, Inc. ("FSIS"), a South Carolina corporation organized in 1998 for the purpose of operating as a broker-dealer. Insurance agency operations are conducted under two other First Financial subsidiaries, First Southeast Insurance Services, Inc. ("FSIns"), and affiliate the Kimbrell Insurance Group, Inc. ("Kimbrell"). Kimbrell was formed to serve as the holding company for several companies acquired by First Financial in January 2004: The Kimbrell Company, Inc./Florida and Preferred Markets, Inc./Florida, managing general agencies; and Atlantic Acceptance Corporation, a premium finance company. At September 30, 2005, First Financial had total consolidated assets of $2.5 billion, total consolidated deposits of $1.7 billion and stockholders' equity of $171.1 million.

          First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and was the third largest financial institution headquartered in South Carolina based on asset size at September 30, 2005. First Federal conducts its business through operation centers located in Charleston and Conway, and 38 full service retail branch sales offices, nine in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties: Charleston County (16), Berkeley County (3), Dorchester County (5), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

          The business of the Company consists primarily of acting as a financial intermediary by attracting deposits from the general public and using such funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in its primary market areas. The Company also makes construction, consumer, non-residential mortgage and commercial business loans and invests in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through direct subsidiaries or subsidiaries of the Association, the Company also engages in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities. Other than banking, insurance operations constitutes a reportable segment of business operations. For segmented financial information regarding the Company's banking and insurance operations, see Note 22 of Notes to Consolidated Financial Statements contained in Item 8.

          First Federal is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

          The Association is subject to capital requirements under OTS regulations, and must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. For more information regarding the Association's compliance with capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" below and Note 20 of Notes to Consolidated Financial Statements contained in Item 8.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

          This Annual Report contains certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report. These forward-looking statements include, among others, statements regarding management's belief concerning the adequacy of the allowance for loan losses, the ability of the Company to meet its contractual commitments, management's belief with respect to the economic and interest rate environments and their impact on the Company, management's belief regarding the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans and the expected impact on the Company of recent accounting pronouncements. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

          Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Annual Report. These factors include, but are not limited to: (i) changes in the levels of general interest rates, deposit interest rates, the net interest margin, and funding sources; (ii) the strength of the U.S. economy and the strength of the local economies in which the Company operates; (iii) the ability of the Company to control costs and expenses; (iv) the ability of the Company to efficiently incorporate acquisitions into its operations; (v) the ability of the Company to successfully complete consolidation and conversion activities; (vi) the ability of the Company to offer competitive products and pricing; (vii) the ability of the Company to resolve outstanding credit issues and manage loan delinquency rates; (viii) costs and effects of litigation; (ix) the effect of changes in federal and state laws and regulation; and (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

LENDING ACTIVITIES

General

          The Company seeks to maintain a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries. At September 30, 2005, the Company's net loan portfolio totaled approximately $1.9 billion, or 74.9% of the Company's total assets. Because lending activities comprise such a significant source of revenue, the Company's main objective is to adhere to sound lending practices. Management also emphasizes lending in the local markets served by the Company. The Company's principal lending activity is the origination of loans secured by single-family residential real estate. However, the Company has, in recent years, focused more heavily on the origination of consumer and commercial business loans and non-residential real estate loans. Although federal regulations allow the Company to originate loans nationwide, the Company has originated substantially all of its loans to borrowers located in its primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina.

          Since 1995, the Company has operated a correspondent lending program allowing for the purchase of first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. Loans originated by these lenders and brokers are subject to the same underwriting standards as those used by the Company in its own lending and are accepted for purchase only after approval by the Company's underwriters. Loans funded through the correspondent program totaled $44.5 million in fiscal 2005. In recent years, the Company added to its correspondent lending program, second mortgage and mobile home lending programs. The second mortgage program was discontinued during fiscal 2002 due to low volume. During fiscal 2005, the Company funded approximately $33.6 million of originations of manufactured home loans, substantially all of which were closed under this program.

          The Company originates both fixed-rate and adjustable-rate loans and generally sells and retains the servicing on agency qualifying fixed-rate loans originated. Other loans may be sold with servicing released. A large percentage of single-family loans are made pursuant to guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors. The Company's primary single-family product is the conventional mortgage loan. However, loans are also originated that are either partially guaranteed by the Veterans Administration ("VA") or fully insured by the Federal Housing Administration ("FHA").

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)
	September 30,
	2005	2004	2003	2002	2001

Real estate - residential mortgages
(1-4 family)	$928,505	$987,825	$1,104,578	$1,196,066	$1,181,916
Real estate - residential construction	83,891	73,542	35,518	54,437	74,867
Commercial secured by real estate
including multi-family	261,105	223,994	210,315	199,393	196,083
Commercial financial and agricultural	70,602	57,594	43,621	39,227	38,142
Land	127,314	101,263	87,844	100,854	107,582
Home equity loans	229,483	189,232	154,787	157,477	145,170
Mobile home loans	156,545	143,502	129,934	111,830	90,262
Credit cards	12,481	11,747	11,601	11,473	11,767
Other consumer loans	100,624	91,370	81,000	93,831	105,169

Total gross loans receivable	$1,970,550	$1,880,069	$1,859,198	$1,964,588	$1,950,958
Allowance for loan losses	(14,155)	(14,799)	(14,957)	(15,824)	(15,943)
Loans in process	(68,958)	(48,423)	(42,448)	(23,832)	(28,755)
Deferred loan fees and
discounts	952	738	139	(104)	(927)

Loans receivable, net	$1,888,389	$1,817,585	$1,801,932	$1,924,828	$1,905,333

Percentage of Loans
Receivable, net
Real estate - residential mortgages
(1-4 family)	49.2%	54.3%	61.3%	62.1%	62.0%
Real estate - residential construction	4.4	4.1	2.0	2.8	3.9
Commercial secured by real estate
including multi-family	13.8	12.3	11.7	10.4	10.3
Commercial financial and agricultural	3.7	3.2	2.4	2.0	2.0
Land	6.7	5.6	4.9	5.2	5.6
Home equity loans	12.2	10.4	8.6	8.2	7.6
Mobile home loans	8.3	7.9	7.2	5.8	4.7
Credit cards	0.7	0.6	0.6	0.6	0.6
Other consumer loans	5.3	5.0	4.5	4.9	5.6

Total gross loans receivable	104.3%	103.4%	103.2%	102.0%	102.3%
Allowance for loan losses	(0.7)	(0.8)	(0.8)	(0.8)	(0.8)
Loans in process	(3.7)	(2.6)	(2.4)	(1.2)	(1.5)
Deferred loan fees and discounts	0.1

Loans receivable, net	100.0%	100.0%	100.0%	100.0%	100.0%

          The following table shows, at September 30, 2005, the dollar amount of adjustable-rate loans and fixed-rate loans in the Company's portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts and allowances for loan losses. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Table 2
SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

		After One Year
	One Year	Through	Over Five
Consolidated	or Less	Five Years	Years	Total

Real estate mortgages
Floating or adjustable interest rates	$67,045	$60,207	$577,069	$704,321
Predetermined interest rates	58,197	136,590	432,749	627,536
Consumer loans
Floating or adjustable interest rates	14,359	18,830	201,043	234,232
Predetermined interest rates	22,908	26,439	215,554	264,901
Commercial financial and agricultural
Floating or adjustable interest rates	23,194	6,613	363	30,170
Predetermined interest rates	3,567	29,959	6,906	40,432
Total of loans with:
Floating or adjustable interest rates	$104,598	$85,650	$778,475	$968,723
Predetermined interest rates	$84,672	$192,988	$655,209	$932,869

Residential Mortgage Lending

          At September 30, 2005, one- to four-family residential mortgage loans, including residential construction loans, totaled $1.01 billion, or 53.6% of total net loans receivable. The Company offers adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.

          Traditional types of ARMs currently offered by the Company have up to 30-year terms and interest rates which adjust semi-annually or adjust annually after being fixed for a period of three, five, seven, or ten years in accordance with a designated index. ARMs may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

          Customer demand coupled with competitive pressure encouraged the Company to add several additional products during the year. All of the products that were added are to be sold in the secondary market. These products include a LIBOR interest only ARM, SISA (stated income stated asset) loan, jumbo fixed rate mortgages as well as "My Community Mortgage" to serve the needs of low to moderate income customers.

          The Company currently emphasizes the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in its loan portfolio. In order to encourage the origination of ARMs with interest rates which adjust annually, the Company may offer a rate of interest on these loans below the fully-indexed rate for the initial period of the loan. These loans are underwritten on the basis of the fully-indexed rate. The Company presently offers single-family ARMs indexed to the one-year constant maturity treasury index or to a six month or one year LIBOR rate. While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in the Company's cost of funds.

          The Company originates residential mortgage loans with loan-to-value ratios up to 103%. Generally, on mortgage loans exceeding an 80% loan-to-value ratio, the Company requires private mortgage insurance which protects the Company against losses of at least 20% of the mortgage loan amount. Properties securing real estate loans made by the Company may be appraised either by appraisers employed by the Company or by independent appraisers selected by the Company. The Company may waive the appraisal requirements when sales are expected. Loans are usually originated pursuant to guidelines which will permit the sale of these loans in the secondary market.

          The Company offers various other residential lending programs, including two-step mortgage loans originated principally for first-time homebuyers. The Company also offers, as part of its Community Reinvestment Act program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities it serves. In addition to the above, the Company also offers FHA and VA residential mortgage loans in accordance with their established standards and policies.

          The majority of the Company's residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As part of its residential lending program, the Company also offers construction loans with 75% loan-to-value ratios to qualified builders. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. As noted below, the Company also offers lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

          At September 30, 2005, the Company's commercial real estate and multifamily portfolio totaled $261.1 million, or 13.8% of total net loans. Loans made with land as security totaled $127.3 million, or 6.7% of total net loans. Land loans include both residential lot financing and loans secured by land used for business purposes.

          the loan commitment. Generally, loans have adjustable rates and the rate may be fixed for three to five years determined by market conditions, collateral and the relationship with the borrower. The amortization of the loans may vary but will not exceed 20 years. Terms are based either on the prime lending rate or LIBOR as the interest rate index or the Company may fix the rate of interest for a three year to five year period. Business loans to owner-users secured by these types of collateral are generally made on an adjustable rate basis.

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

          The Company's commercial business loans are generally made on a secured basis with terms that do not exceed five years. The Company's commercial business loans typically have interest rates that change at periods ranging from 30 days to one year based either on prime lending rate or LIBOR as the interest rate index or to a fixed rate at the time of commitment for a period not exceeding five years. At September 30, 2005, the Company's commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $70.6 million, which represented 3.7% of total net loans receivable. The Company generally obtains personal guarantees when arranging business financing.

Consumer Lending

          Federal regulations permit the Company to make secured and unsecured consumer loans up to 35% of assets. In addition, the Association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The Company's consumer loans totaled $499.1 million at September 30, 2005, or 26.4% of total net loans. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $229.5 million, or 46.0% of all consumer loans, at September 30, 2005. Mobile home loans comprised $156.5 million, or 31.4% of all consumer loans at September 30, 2005. Other consumer loans primarily consist of loans secured by boats, automobiles and credit cards.

Loan Sales and Servicing

          While the Company originates adjustable-rate loans for its own portfolio, fixed-rate loans are generally made on terms that will permit their sale in the secondary market. The Company participates in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank ("FHLB") of Atlanta under its Mortgage Partnership Program, the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other institutional investors. This practice enables the Company to satisfy the demand for these loans in its local communities, to meet asset and liability management objectives and to develop a source of fee income through loan servicing. At September 30, 2005, the Company was servicing loans for others in the amount of $950.6 million.

          Based on the current level of market interest rates and other factors, the Company presently intends to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. The Company's policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. The Company may also sell adjustable-rate loans depending on market conditions at the time of origination. Sales of residential loans totaled $216.5 million in fiscal 2005, $214.6 million in fiscal 2004 and $504.6 million in fiscal 2003.

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

          Commercial real estate and multi-family loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Company's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions. Thus, commercial and multi-family loans may be subject, to a greater extent than single-family property loans, to adverse conditions in the economy.

          Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible, and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

          Construction lending also involves a higher degree of risk than residential mortgage lending. The Company's construction loans are based upon estimates of costs to construct and value associated with the completed project, and these estimates may be inaccurate. Because of uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cost of construction is inaccurate, the Company may be required to advance additional funds to complete construction. If the Company's appraisal of the value of the completed project proves to be overstated, the Company may have inadequate security for the repayment of the loan upon completion of the project.

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

          Mobile home lending typically involves additional risks due to the extended terms with collateral that declines in value. The loan amounts are generally higher that other types of consumer loans and, historically, these homeowners may be deemed a higher credit risk due to various factors. Mobile home loan customers are more likely to be adversely impacted by weak economic indicators, loss of employment and increases in other household costs. Consequently, mobile home loans have a greater probability of default, higher delinquency rates, and greater servicing costs relative to other consumer loans. Due to these factors, mobile home loans are priced at a higher rate of interest. In recent years defaults and delinquencies nationwide approached record levels due to liberal underwriting by national lenders. The result was higher than normal charge offs with the market being flooded with repossessed homes and resale values declining significantly. Although the Company believes these adverse conditions peaked in 2004 and the industry has begun to recover, no assurance can be given that these conditions will not recur in the near future.

          All of the above risk factors are present in the Company's loan portfolio and could have a material impact on future delinquency and charge-off rates and levels.

Limits on Loan Concentrations

          The Company's permissible lending limits for loans to one borrower is the greater of $500,000, or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2005, First Federal's lending limit under this restriction was $28 million. A broader limitation (the lesser of $30 million, or 30% of unimpaired capital and surplus) is provided under certain circumstances, subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Association may provide purchase money financing for the sale of any asset without regard to the loans to one borrower limitation so long as no new funds are advanced and the Association is not placed in a more detrimental position than if it had held the asset. At September 30, 2005, the largest aggregate amount of loans by First Federal to any one borrower, including related entities, was approximately $21.3 million. All of these loans were performing according to their respective terms at September 30, 2005.

Delinquencies and Nonperforming Assets

          Delinquent and problem loans are a normal part of any lending activity. When a borrower fails to make a required payment on a loan, the Company attempts to cure the default by contacting the borrower. The Company contacts the borrower after a payment is past due 17 days for mortgage loans and 10 days for consumer loans, and a late charge is assessed on the loan. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan continues for 60 to 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action. The Company may accept voluntary deeds of the secured property in lieu of foreclosure, when applicable.

          The Company's mortgage loans are secured by the use of a mortgage instrument. Notice of default under these loans is required to be recorded and mailed. If the default is not cured within three months, a notice of sale is posted, mailed and advertised, and a sale is then conducted.

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

          An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those assets characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that continuance as assets without the establishment of a specific loss reserve is not warranted.

          When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Company has classified $10.4 million in assets as substandard as of September 30, 2005 compared to $15.9 million as of September 30, 2004.

          The OTS classification of assets regulation also provides for a "special mention" designation, in addition to the "substandard," "doubtful" and "loss" classifications. "Special mention" assets are defined as those that do not currently expose an institution to a sufficient degree of risk to warrant classification as either "substandard," "doubtful" or "loss" but do possess credit deficiencies or potential weaknesses deserving management's close attention which, if not corrected, could weaken the asset and increase such risk in the future. The Company had $189 thousand of assets designated "special mention", and there were no assets designated as "doubtful" or "loss" as of September 30, 2005. As of September 30, 2004 the Company had $1.8 million of assets designated "special mention" and there were no assets designated as "doubtful" or "loss".

          Management periodically reviews its loan portfolio, and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.

          For further discussion of the Company's problem assets, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Position -- Asset Quality," and Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

INVESTMENT ACTIVITIES

          The Association is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of the Company and the Association within policies established by the Company's and the Association's Boards of Directors.

          At September 30, 2005, the Company's investment and mortgage-backed securities portfolio totaled approximately $394.7 million, which included stock in the FHLB of Atlanta of $25.2 million. Investment securities included U.S. Government and agency obligations, corporate bonds and mutual funds approximating $28.0 million. Mortgage-backed securities totaled $341.5 million as of September 30, 2005. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 herein for a discussion of the Company's accounting policy for investment and mortgage-backed securities. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

          The Company achieves the objectives of its investment policies through investing in U.S. Government, federal agency and corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of the Company and the Association. Investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee, which executes investment policy. The primary objective of the Company in its management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

          As a member of the FHLB System, the Association is required to maintain an investment in the common stock of the FHLB of Atlanta. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System." The stock of the FHLB of Atlanta is redeemable at par value.

          Securities may differ in terms of default risk, interest rate risk, liquidity risk and expected rate of return. Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. The Company may invest in U.S. Government and federal agency obligations. U.S. Treasury obligations are regarded as free of default risk. The credit quality of corporate debt varies widely. The Company principally invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

          The Company's investment in mortgage-backed securities serves several primary functions. First, the Company may securitize whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of its borrowings and to secure public agency deposits. Second, the Company may periodically securitize loans with federal agencies to reduce its credit risk exposure and to reduce regulatory risk-based capital requirements. Third, the Company acquires mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff. The company did not securitize portfolio loans and reclassify as securities available for sale during fiscal year 2005.

          The following table sets forth the amortized cost and fair value of the Company's investment and mortgage-backed securities, by type of security, as of September 30, 2005, 2004 and 2003. All of the Company's investment and mortgage-backed securities were classified as "available for sale" as of the dates shown.

Table 3
INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(in thousands)

	As of September 30,
	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Securities Available for Sale:
U.S. Treasury and U.S. Government
agencies and corporations	$3,425	$3,366	$3,245	$3,230	$2,250	$2,253
Corporate debt and other securities	22,425	22,503	15,889	15,869	10,493	10,404
Mutual funds	2,155	2,154	9,827	9,827	1,130	1,130
Mortgage-backed securities	346,841	341,533	349,199	346,847	302,285	303,470

Total securities available for sale	$374,846	$369,556	$378,160	$375,773	$316,158	$317,257

The following table provides information regarding the contractual maturities and weighted average yields of the Company's investment and mortgage-backed securities held as of September 30, 2005.

Table 4
MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2005
(dollars in thousands)

		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total

U.S. Treasury and U.S. Government
agencies and corporations		$3,425			$3,425
Corporate debt and other securities	$2,990		$997	$18,438	22,425
Mutual funds	2,155				2,155
Mortgage-backed securities	2	712	10,714	335,413	346,841

	$5,146	$4,138	$11,711	$353,851	$374,846

Weighted average yield
U.S. Treasury and U.S. Government
agencies and corporations		2.49%			2.49%
Corporate debt and other securities	3.64%		6.85%	5.05%	4.94
Mutual funds	2.70				2.70
Mortgage-backed securities	8.25	8.32	4.26	3.99	4.01

	3.25%	3.50%	4.48%	4.05%	4.04%

INSURANCE ACTIVITIES

          First Southeast Insurance Services, Inc. ("FSIns") and its subsidiaries, Kinghorn Insurance Services and Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina. FSIns operates through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office each in Columbia, South Carolina and Lake Wylie, South Carolina. Kimbrell Insurance Group, Inc. ("Kimbrell") consists of two managing general agencies and a premium finance company. Kimbrell operates through one office located in Murrells Inlet, South Carolina.

          Total revenues for fiscal 2005 were $19.8 million and consist principally of commissions paid by insurance companies. Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Substantially all contingency income, which totaled $2.6 million in fiscal 2005 and $1.7 million in fiscal 2004, is received in the first calendar quarter of each year as the measurement criteria is calculated on a full calendar year basis.

          Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns's and Kimbrell's customers. In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates. Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns and Kimbrell. Insurance revenues for fiscal 2005, 2004 and 2003 accounted for approximately 11.3%, 10.6% and 7.8%, respectively, of gross revenues of the Company.

          Through its relationship with these affiliates, First Federal markets FSIns's insurance products and services to its customers. Additionally, First Federal employees refer retail and business customers to FSIns. FSIns utilizes Kimbrell for placement of some insurance products. For more information on insurance revenue, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

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

          The Association's deposits are obtained primarily from residents of South Carolina. Management estimates that less than 1% of deposits at September 30, 2005, are obtained from customers residing outside of its market area in South Carolina and North Carolina. The Company's principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.

Jumbo Certificates of Deposit

          The Company does not rely significantly on large denomination time deposits. The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of September 30, 2005. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Table 5
JUMBO CERTIFICATES OF DEPOSITS
(dollars in thousands)

Maturity Period

Three months or less	$26,926
Over three through six months	12,824
Over six through twelve months	9,487
Over twelve months	3,240

Total	$52,477

Borrowings

          The Company relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta serves as the Company's primary borrowing source. Advances from the FHLB of Atlanta are typically secured by the Company's stock in the FHLB of Atlanta and a portion of the Company's first mortgage and certain second mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions. Advances must be fully collateralized and limits are established for the Association. Currently, the FHLB of Atlanta has granted the Association a limit on FHLB of Atlanta advances of 40% of First Federal's assets, or $990.6 million.

          At September 30, 2005, the Company had advances totaling $452.0 million from the FHLB of Atlanta at a weighted average rate of 4.39%. At September 30, 2005, the original maturity of the Association's FHLB advances ranged from one to ten years.

          The Company has periodically entered into transactions to sell securities under agreements to repurchase ("reverse repurchase agreements") through broker-dealers. Reverse repurchase agreements evidence indebtedness of the company arising from the sale of securities that the Company is obligated to repurchase at specified prices and dates. At the date of repurchase, the Company will, in some cases enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 2005, the Company had $128.8 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 3.83% at September 30, 2005, and mature within two months.

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

          Prior to the purchase of Kimbrell by the Company, in fiscal year 2004, a subsidiary of Kimbrell entered into a secured $2.0 million funding line of credit with another bank. During fiscal 2005 the balance on this line of credit was repaid.

Long-term debt

          The Company's long-term debt totaled $46.4 million at September 30, 2005 and is primarily related to the issuance of trust preferred securities. See Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 herein.

          The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

Table 6
BORROWINGS
(dollars in thousands)

	At or For the Year Ended September 30,

	2005	2004	2003

Weighted Average Rate Paid On (at end of period):
FHLB advances	4.39%	3.75%	4.29%
Securities sold under agreements to repurchase	3.83
Bank line of credit			3.12
Other borrowings	2.78	3.62
Junior subordinated debt	7.00	7.00
Maximum Amount of Borrowings Outstanding at month end (during period):
FHLB advances	$624,000	$722,000	$600,000
Securities sold under agreements to repurchase	145,036	159,502
Bank line of credit		24,075	26,750
Other borrowings	1,151	2,019
Junior subordinated debt	45,000	45,000
Approximate Average Amount of Borrowings:
FHLB advances	537,370	636,204	549,826
Securities sold under agreements to repurchase	112,432	76,076
Bank line of credit		11,577	26,560
Other borrowings	274	1,379
Junior subordinated debt	45,000	23,361
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	3.96%	3.89%	4.94%
Securities sold under agreements to repurchase	3.01	1.27
Bank line of credit		3.03	3.50
Other borrowings	7.13	3.31
Junior subordinated debt	7.00	7.00

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

          The Company performs analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, these analyses indicate that from a base rate scenario assuming no change in rates a gradual increase of 100 basis points over the next twelve months would decrease net interest income by 5.2%. Should rates gradually decline over the next twelve months by 100 basis points from the base rate scenario, net interest income would increase by 3.6% over that period.

          Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, "Interest Rate Risk Management." This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. At September 30, 2005, the Company's internal calculations, based on the information and assumptions produced for the analysis, suggested that a 200 basis point instantaneous increase in rates would decrease net interest income over a twelve-month period by 20.5% and decrease net portfolio value by 14.5%. Based on internal calculations, a 100 basis point instantaneous decline in rates would increase net interest income over a twelve-month period by 3.2% and decrease net portfolio value by 5.4% in the same period.

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

          The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 2005. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

Table 7
INTEREST-SENSITIVE ASSETS AND LIABILITIES
(dollars in thousands)

	Expected Maturity/Principal Repayments at September 30,

	Average Rate	2006	2007	2008	2009	2010	Thereafter	Cost	Fair Value

Interest-sensitive assets:
Loans receivable	6.36%	$283,258	$240,769	$204,654	$173,956	$147,863	$837,889	$1,888,389	$1,888,634
Mortgage-backed securities	4.01	86,710	65,033	48,775	36,581	27,436	82,306	346,841	341,533
Investments	4.47	5,145	3,425				19,435	28,005	28,023
FHLB Stock	3.89						25,165	25,165	25,165
Interest-sensitive liabilities:
Checking accounts	0.41	112,216	32,367	26,869	5,972	5,701	120,161	303,286	303,286
Savings accounts	0.55	28,850	18,184	15,836	8,996	8,228	89,609	169,703	169,703
Money Market accounts	2.05	201,800	2,953	2,790	1,256	1,223	45,464	255,486	255,486
Certificate accounts	3.46	362,375	163,184	123,317	21,527	38,585	2,663	711,651	707,327
Borrowings	4.46	280,851	50,000	25,000	-	125,000	147,204	628,055	635,626

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

First Southeast Fiduciary & Trust

          First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services in a fiduciary capacity to customers of the Association. Assets under management totaled $100.6 million at September 30, 2005.

Port City Ventures

          Port City Ventures, LLC was incorporated in 2002 to hold the general partner's interest in the limited partnership called North Central Apartments, LP ("North Central"), a low-income senior citizen housing development.  North Central received approval in October 2003 for low income housing tax credits from the South Carolina State Housing Finance and Development Authority. These credits will be utilized by the Company when it files its consolidated tax returns.

Great Atlantic Mortgage

          Great Atlantic Mortgage was incorporated in 2005 as a joint venture with a local real estate firm to originate mortgages. Operations are based in Charleston, South Carolina with a sales office located in Pawleys Island, South Carolina.

SUBSIDIARY ACTIVITIES OF THE COMPANY

Insurance Operations

          First Southeast Insurance Services

          First Southeast Insurance Services, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. The Company acquired Peoples Federal in 1992. During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased. In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal. During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina in 2002 and Woodruff & Company, Inc. of Columbia, South Carolina in 2003. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party health benefit administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc., based in Pittsburgh, Pennsylvania.

          Today, First Southeast Insurance Services is one of the largest independent insurance agencies in South Carolina. Its affiliate, Kinghorn Insurance Services, Inc. is the largest independent Allstate Agency in the United States.

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

COMPETITION

          First Federal was the largest savings association headquartered in South Carolina at September 30, 2005, based on asset size as reported by the OTS. The Company faces strong competition in the attraction of savings deposits and in the origination of real estate and other loans. The Company's most direct competition for savings deposits has historically come from commercial banks and from other savings institutions located throughout South Carolina. The Company also faces competition for savings from credit unions and competition for investors' funds from short-term money market securities and other corporate and government securities. In the more recent past, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings and are significant competitors of the Company.

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

PERSONNEL

          As of September 30, 2005, the Company had 791 full-time equivalent employees. The Company provides its full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. The employees are not represented by a collective bargaining agreement. The Company believes its employee relations are excellent.

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

Federal Regulation of Savings Associations

Office of Thrift Supervision

          The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Among other functions, the OTS issues and enforces regulations affecting the operations of federally insured savings associations and their holding companies, such as the Association and the Company. In connection with the OTS's authority, the Association is required to file periodic reports with the OTS and is subject to periodic examination by the OTS.

          All savings associations regulated by the OTS are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2005 was $407 thousand.

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

          As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta. At September 30, 2005, the Association had $25.2 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. The average dividend yield for fiscal 2005 and 2004 was 3.89% and 3.48%, respectively.

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

          The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, an institution is classified as well capitalized if it has a total risk-based capital ratio of at least 10%, a core capital ratio of at least 5% and Tier I capital ratio of at least 6%. An institution is less than adequately capitalized if it has a risk-based capital ratio of less than 8% or a core capital ratio of less than 4%. The risk classification of all insured institutions is completed by the FDIC for each semi-annual assessment period.

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

          At September 30, 2005, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 20 of the Notes of Consolidated Financial Statements contained in Item 8 herein for a summary of the regulatory capital requirements applicable to the Association.

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

Qualified Thrift Lender Test

          The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2005, the Association was in compliance with the QTL test.

Capital Requirements

          The OTS requires the Association to meet three capital standards:

(1)   a tangible capital ratio requirement of 1.5% of total assets, as adjusted under OTS regulations;
(2)   a leverage ratio requirement of 3% of core capital to adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings
        System (the minimum leverage capital ratio for any depository institution that does not have a composite examination rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution) and is not anticipating or expecting significant growth and have well-diversified risks; and

(3)   a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets of which at least half must be core capital.

          In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

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

          See Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 herein for the Association's capital position relative to its applicable regulatory capital requirements.

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

          The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital at the beginning of the calendar year less any distributions previously paid during the year.

Privacy Standards

          On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

          The Association is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Association to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

          The regulations also require the Association to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Association is required to provide its customers with the ability to "opt-out" of having the Association share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

          The Association is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification

          In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

    establishment of anti-money laundering programs;
    establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
    establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
    prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

          Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Association's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

Regulation of the Company

General

          The Company is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

          The Company is subject to certain restrictions under the Home Owners Loan Act ("HOLA") and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies.

Mergers and Acquisitions

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

Activities Restrictions

          As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

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

          If the Association fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see Federal Regulation of Savings Associations -- Qualified Thrift Lender Test -- for information regarding the Association's qualified thrift lender test).

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

          The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

          The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Regulation of Insurance Activities

          The Company conducts insurance agency and brokerage activities through FSIns and Kimbrell and their subsidiaries. The Company's insurance entities are required to be licensed by or to have received approvals from the insurance department of the states in which they operate. Licensing requirements also generally apply to the individual employees of these entities who engage in agency and brokerage activities. The Company's insurance operations depend on the good standing under the licenses and approvals pursuant to which the insurance entities operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. Generally, the insurance regulatory authorities are vested with relatively broad discretion as to the granting, renewing and revoking of licenses and approvals.

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
Name	Age[1]	Position

A. Thomas Hood	59	President and Chief Executive Officer of the Company and
		President and Chief Executive Officer of First Federal
Susan E. Baham	55	Executive Vice President and Chief Financial Officer
		of the Company and First Federal

Name		Age[1]	Position

John L. Ott, Jr.		57	Executive Vice President of the Company and Executive Vice
			President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.		58	Executive Vice President of the Company and Executive Vice
			President/Lending Division of First Federal

Clarence A. Elmore, Jr.		45	Senior Vice President of the Northern Region of First Federal

1	At September 30, 2005.

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

          Susan E. Baham became the Executive Vice President in January 2004 and Chief Financial Officer of the Company and of First Federal on July 1, 1996. Previously, Mrs. Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984. Mrs. Baham is responsible for First Financial's treasury, finance, accounting and investor relations functions.

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

          Clarence A. Elmore, Jr. became the Senior Vice President of the Northern Region of First Federal upon the merger of Peoples Federal into First Federal effective August 30, 2002. Previously, Mr. Elmore served as Senior Vice President and Chief Lending Officer of Peoples Federal. Mr. Elmore joined Peoples Federal in July 2001. Mr. Elmore is the principal executive responsible for the Northern Region of First Federal, which includes Horry, Georgetown and Florence Counties in South Carolina and Brunswick County in North Carolina.

          Pursuant to the Company's Bylaws, executive officers are elected by the Board of Directors on an annual basis.

ITEM 2. PROPERTIES

          In fiscal 2004, the Company purchased the Summit Corporate Center, which is the location of its corporate offices. The property consists of a one-story building that is currently occupied by the Company and an adjacent four-story building that is approximately 89.0% leased to other tenants. These buildings are located at 2430 and 2440 Mall Drive, Charleston, South Carolina. First Federal owns 33 of its branch offices. In fiscal 2004, the Company sold its office at 34 Broad Street in downtown Charleston and now leases a portion of that building as a branch site. This location will continue to be designated as the Company's home office. Approximately 39.0% of its offices in Beaufort County are leased to others. The remaining 16 branch offices are leased properties on which First Federal has constructed banking offices. Most of the leases include various renewal or purchase options. A regional operations center owned by the Company is also located in Conway, South Carolina. Approximately 28.0% of the building is leased to others.

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

          At September 30, 2005, the total book value of the premises and equipment owned by the Company was $51.9 million. Reference is made to Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 herein for information relating to minimum rental commitments under the Company's leases for office facilities and to Note 9 for further details on the Company's properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters
Table 8

				Cash Dividend
		High	Low	Declared

2005:
	First Quarter	$34.14	$29.00	$0.230
	Second Quarter	33.33	27.37	0.230
	Third Quarter	30.12	24.75	0.230
	Fourth Quarter	33.87	28.67	0.230

2004:
	First Quarter	$33.14	$29.06	$0.220
	Second Quarter	32.89	25.75	0.220
	Third Quarter	31.00	26.82	0.220
	Fourth Quarter	31.45	27.01	0.220

STOCK PRICES AND DIVIDENDS

          The table above shows the high and low prices of the Company's common stock and the cash dividend declared during each quarter of the fiscal years ended September 30, 2005 and 2004.

          The Company's common stock is traded in the NASDAQ National Market under the symbol "FFCH." Trading information in newspapers is provided on the NASDAQ Stock Market quotation page under the listing, "FstFHld" or a similar variation. As of September 30, 2005, there were 2,334 stockholders of record.

         The Company has paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon the Company's earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 18 times with the most recent dividend paid in November 2005, at $.24 per share. Cash dividends per share totaled $.92, $.88 and $.76 for fiscal 2005, 2004 and 2003, respectively. These dividends per share amounted to 42.99%, 44.67% and 35.85% of basic net income per common share, respectively.

          Please refer to Item 1. "Business -- Regulation -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions" for information with respect to the regulatory restrictions on the Association's ability to pay dividends to the Company.

Issuer Purchases of Equity Securities

Table 9
ISSUER PURCHASES OF EQUITY SECURITIES
	For the Three Months Ended September 30, 2005

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

7/1/2005 thru 7/31/2005	11,612	$ 30.14	9,700	466,400
8/1/2005 thru 8/31/2005	87,102	30.28	85,800	380,600
9/1/2005 thru 9/30/2005	65,831	30.82	60,052	320,548

	164,545	30.48	155,552

	For the Twelve Months Ended September 30, 2005

			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/1/2004 thru 10/31/2004	1,674	$ 30.60		89,600
11/01/2004 thru 11/30/2004	38,213	31.60	33,583	56,017
12/01/2004 thru 12/31/2004	1,758	32.94		Plan expired 11/30/04
1/1/2005 thru 1/31/2005
2/1/2005 thru 2/29/2005
3/1/2005 thru 3/31/2005				New Plan - 4/29/2005
4/1/2005 thru 4/30/2005	2,936	26.27		625,000
5/1/2005 thru 5/31/2005	115,397	28.14	114,700	510,300
6/1/2005 thru 6/30/2005	36,842	28.20	34,200	476,100
7/1/2005 thru 7/31/2005	11,612	30.14	9,700	466,400
8/1/2005 thru 8/31/2005	87,102	30.28	85,800	380,600
9/1/2005 thru 9/30/2005	65,831	30.82	60,052	320,548

	361,365	29.60	338,035

          On May 22, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program to acquire up to 650,000 shares of the Company's common stock. On April 20, 2004, the Company announced that the Board of Directors extended the expiration date from March 31, 2004 until November 30, 2004. At the time of expiration the Company had purchased 593,983 shares under the repurchase program at a total cost of $17.5 million.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625,000 shares of common stock. The program will expire June 30, 2006. During fiscal 2005 the Company purchased 304,452 shares under this repurchase plan.

          The Company's employee and outside directors' stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months and fiscal year ended September 30, 2005, 8,993 and 23,330 shares, respectively, were repurchased under these provisions. These shares are included in the Total Number of Shares Purchased column in the tables above.

ITEM 6. SELECTED FINANCIAL DATA
	At or For the Year Ended September 30,
	2005	2004	2003	2002	2001

	(dollars amounts in thousands, except per share amounts)
Summary of Operations
Interest income	$130,776	$126,593	$134,381	$154,026	$173,277
Interest expense	54,318	49,991	55,921	71,342	102,908

Net interest income	76,458	76,602	78,460	82,684	70,369
Provision for loan losses	(4,826)	(5,675)	(6,235)	(5,888)	(4,975)

Net interest income after provision
for loan losses	71,632	70,927	72,225	76,796	65,394
Other income	49,245	42,175	40,965	30,959	24,918
Non-interest expense	(80,052)	(74,764)	(70,781)	(63,944)	(55,143)
Income tax expense	(14,600)	(13,784)	(15,198)	(15,659)	(12,610)

Net income	$26,225	$24,554	$27,211	$28,152	$22,559

Per Common Share
Net income	$2.14	$1.97	$2.12	$2.10	$1.69
Net income, diluted	2.09	1.92	2.07	2.04	1.64
Book value	14.12	13.43	13.02	12.55	11.71
Dividends	0.92	0.88	0.76	0.68	0.62
Dividend payout ratio	42.99%	44.67%	35.85%	32.38%	36.69%

At September 30,
Assets	$2,522,405	$2,442,313	$2,322,882	$2,264,674	$2,325,664
Loans receivable, net	1,888,389	1,817,585	1,801,932	1,924,828	1,905,333
Mortgage-backed securities	341,533	346,847	303,470	133,568	208,153
Investment securities and FHLB stock	53,188	62,826	43,687	37,035	39,409
Deposits	1,657,072	1,520,817	1,481,651	1,440,271	1,395,785
Borrowings	628,055	705,654	622,075	603,907	715,066
Stockholders' equity	171,129	165,187	163,006	165,648	156,893
Number of offices	49	47	45	44	44
Full-time equivalent employees	791	792	767	763	719

Selected Ratios:
Return on average equity	15.48%	14.86%	16.65%	17.29%	15.27%
Return on average assets	1.06	1.01	1.21	1.23	0.98
Gross interest margin	3.28	3.35	3.66	3.69	3.00
Net interest margin	3.32	3.38	3.74	3.82	3.20
Efficiency ratio	63.83	63.22	59.76	56.29	58.76
Average equity as a percentage of
average assets	6.82	6.82	7.23	7.10	6.40

Asset Quality Ratios:
Allowance for loan losses to net loans	0.75%	0.81%	0.83%	0.82%	0.84%
Allowance for loan losses to
nonperforming loans	252.72	174.06	147.06	129.77	141.44
Nonperforming assets to loans and real
estate and other assets acquired in
settlement of loans	0.39	0.69	0.79	0.78	0.77
Nonperforming assets to total assets	0.29	0.51	0.61	0.67	0.63
Net charge-offs to average loans	0.29	0.32	0.38	0.31	0.24

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

          First Financial's net income was $26.2 million in fiscal 2005 compared with $24.6 million in fiscal 2004, increasing by 6.8%. Basic and diluted earnings per share in 2005 increased to $2.14 and $2.09, respectively, compared with $1.97 and $1.92, respectively, in 2004. Net income was $27.2 million in 2003, with basic and diluted earnings per share of $2.12 and $2.07, respectively. Net earnings resulted in a return on average equity of 15.48%, 14.86% and 16.65% for the years ended September 30, 2005, 2004 and 2003, respectively. The return on average assets for the three years ended September 30, 2005 was 1.06%, 1.01% and 1.21%, respectively.

          First Financial's earnings increased in fiscal 2005 as a result of several factors. Fiscal year results included total revenue growth (including net interest income and non-interest income) of $6.9 million as compared to fiscal 2004. Total revenues were $125.7 million in fiscal 2005, increasing by $6.9 million, or 5.8%, from fiscal 2004. Fiscal 2005 revenues include Mortgage Servicing Rights (" MSR") valuation recoveries of $387 thousand and fiscal 2004 revenues include $2.3 million in securities sales gains and the effect of $918 thousand in MSR valuation write-downs. Commissions on insurance increased by $2.5 million, or 15.4%, during the year ended September 30, 2005 as compared with the prior fiscal year, and was the largest area of contribution to the variance. Additionally, in fiscal 2005, the Company received a judgment settlement of $1.3 million. During both years, the Company prepaid Federal Home Loan Bank advances, incurring prepayment fees of $964 thousand in the fiscal year ended September 30, 2005 compared with $1.5 million in the prior year. Total non-interest expenses, excluding the above prepayment fees, increased by $5.9 million, or 8.0%, to $79.1 million during fiscal 2005, compared with fiscal 2004 expenses of $73.2 million.

          First Financial's earnings decreased $2.7 million in fiscal 2004, or approximately 9.8%, from fiscal 2003. The Company's operations were materially affected by a $6.2 million decline in gains from the sales of loans, which had been expected as a result of reductions in refinance activity from fiscal 2003 to fiscal 2004. The Company's net interest income declined by $1.9 million during the year as compared with the prior year, due principally to a lower net interest margin of 3.38% in fiscal 2004 compared with 3.74% in fiscal 2003, offset partially by a $170.3 million increase in average earning assets. Excluding gains on loans sales, income from other non-interest revenue sources increased $7.4 million over fiscal 2003 and increases in non-interest expense slowed to $4.0 million from year ago levels.

          The Company has continued to execute stock repurchase programs. On May 22, 2003, First Financial announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of First Financial's common stock. At the time of expiration, November 30, 2004, the Company had purchased 593,983 shares under this repurchase program. On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625,000 shares of common stock. During fiscal 2005 the Company purchased 304,452 shares under this repurchase program. Average diluted shares for fiscal years ended September 30, 2005 and 2004 declined by 289,742 shares and 355,360 shares, respectively, due principally to the execution of these stock repurchase programs.

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

          As explained in Item 8, Note 1 and Note 8 of Notes to the Consolidated Financial Statements, the allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy's impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's Allowance and related matters, see "Financial Position -- Allowance for Loan Losses."

          Accounting for mortgage servicing rights is more fully discussed in Item 8, Note 1 and Note 11 of the Notes to Consolidated Financial Statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management's estimates. The Company utilizes the expertise of a third party consultant to determine this asset's value. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

          The income tax amounts disclosed in Item 8, Note 17 of the Notes to Consolidated Financial Statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The income tax returns, usually filed nine months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired. These statutes usually expire three years after the time the respective tax returns have been filed.

          Acquisitions by the Company are made through the use of the purchase method of accounting and are more fully discussed in Item 8, Note 2 of the Notes to Consolidated Financial Statements. The Company relies heavily on third party expertise in the valuing of all acquisitions and to help identify intangibles. Management relies on historical as well as pro-forma balance sheet and income statement information to determine these values. These estimated fair values are subject to change as economic and market specific conditions change.

          The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The Company used the cost method to determine if goodwill was impaired. The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Item 8, Note 1 and Note 10 of the Notes to the Consolidated Financial Statements. Impairment of goodwill was not required based on the most current analysis.

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

Financial Position

          At September 30, 2005, First Financial's assets totaled $2.5 billion, increasing by 3.3%, or $80.1 million, from September 30, 2004. First Financial's assets grew only moderately during the year, reflecting an increase in commercial and consumer loan demand while residential mortgage loans declined during the year. The change in assets during fiscal 2005 was principally attributable to increases of $21.3 million in cash and cash equivalents, $70.8 million in net loans receivable and loans held for sale, $3.5 million in other assets offset by decreases of $8.7 million in investment in capital stock of FHLB, $5.3 million in mortgage-backed securities available for sale, at fair value and $2.3 million in real estate and other assets acquired in settlement of loans.

          At September 30, 2004, First Financial's assets totaled $2.4 billion, increasing by 5.1%, or $119.4 million, from September 30, 2003. The change in assets was principally attributable to increases of $15.1 million in investment securities available for sale, $15.7 million in net loans receivable and loans held for sale, $43.4 million in mortgage-backed securities, $13.4 million in office properties and equipment, $6.1 million in intangible assets, and $4.9 million in other assets. Average assets increased by 7.2% during the year and average interest-earning assets increased by 8.1%.

Investment Securities and Mortgage-backed Securities

          At September 30, 2005, available for sale securities totaled $369.6 compared to $375.8 million at September 30, 2004. Average balances of available for sale securities decreased to $414.3 million during fiscal 2005 from $434.9 million during fiscal 2004. Purchases of available for sale securities totaled $145.3 million during the year ended September 30, 2005.

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

Loans Receivable

          Loans comprise the largest portion of interest-earning assets of the Company, accounting for 81.7% and 80.5% of average interest-earning assets in fiscal 2005 and fiscal 2004, respectively. Compared with balances on September 30, 2004, net loans receivable increased by $65.2 million during fiscal 2005. Loans held for sale also increased $5.6 million to $9.7 million at September 30, 2005. Residential real estate loan originations were lower in fiscal 2005 than in fiscal 2004 while other categories of loans increased. Residential loan production during fiscal 2004 included more refinance activity.

          The Company's loan portfolio consists of real estate mortgage and construction loans, home equity, mobile home and other consumer loans, credit card receivables and commercial business loans. The Company believes that over time the increase in consumer and commercial loans and lower levels of single family mortgage loans will have a positive effect on the overall yield of the loan portfolio. However, these loans generally have higher credit risks than single-family residential loans,

Asset Quality

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

          As a result of management's ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms. The Company closely monitors trends in problem assets which include non-accrual loans, loans 90 days or more delinquent, renegotiated loans, and real estate and other assets acquired in settlement of loans. Renegotiated loans are those loans where the Company has agreed to modifications of the terms of the loan such as changes in the interest rate charged and/or other concessions. The following table illustrates trends in problem assets and other asset quality indicators over the past five years.

Table 10
PROBLEM ASSETS
(dollars in thousands)
	At September 30,

	2005	2004	2003	2002	2001

Non-accrual loans	$ 5,556	$8,439	$9,852	$11,860	$8,547
Accruing loans 90 days or more delinquent	45	63	24	29	25
Renegotiated loans			295	305	2,700
Real estate and other assets acquired in settlement of loans	1,755	4,003	4,009	2,913	3,337

	$ 7,356	$12,505	$14,180	$15,107	$14,609

As a percent of loans receivable and real estate and other
assets acquired in settlement of loans	0.39%	0.69%	0.79%	0.78%	0.77%
As a percent of total assets	0.29	0.51	0.61	0.67	0.63
Allowance for loan losses as a percent of problem loans	252.72	174.06	147.06	129.77	141.44
Net charge-offs to average loans outstanding	0.29	0.32	0.38	0.31	0.24

          Problem assets were $7.4 million at September 30, 2005, or .29% of assets and .39% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2004, problem assets were $12.5 million, or .51% of assets and .69% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual declined to $5.6 million at September 30, 2005 from $8.4 million at September 30, 2004. Real estate and other assets in settlement of loans declined to $1.8 million from $4.0 million at September 30, 2004.

          Management's long-term goals continue to include lower ratios of problem assets to total assets, although management expects there will always remain some level of delinquent loans and real estate acquired in settlement of loans from normal lending operations.

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

          The methodology for assessing the adequacy of the Allowance establishes both an allocated and an unallocated component. The calculation of the Allowance is based on historical loss rates. The allocated component of the Allowance for single family loans is currently based on recent loss rates and also contains a component based on management's assessment of current economic conditions. The allocated components for commercial real estate, multifamily loans and commercial business loans are based principally on current loan grades, recent loss rates and an allocation attributable to current economic conditions. The allocated component for consumer loans is based on loan payment status, recent loss rates and also includes an allocation based on economic conditions. The allocation based on economic conditions is determined based on management's judgment.

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

          The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations. Should the loan portfolio increase substantially, should current loss experience continue in future periods, or should classified and delinquent loans increase or economic conditions deteriorate, then the provision for loan losses may increase in future periods. The entire Allowance is available to absorb losses in the loan portfolio.

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

          The Allowance totaled $14.2 million and $14.8 million, or .75% and .81% of net loans, at September 30, 2005 and 2004, respectively. During fiscal 2005, First Financial lowered the Allowance by $644 thousand in connection with reductions in certain types of classified assets, changes in the composition of the loan portfolio and the level of charge-offs. The ratio of the Allowance to nonperforming loans, which include nonaccrual loans, accruing loans 90 days or more delinquent and renegotiated loans, was 2.53 and 1.74 times at September 30, 2005 and 2004, respectively. Nonperforming loans decreased to $5.6 million as of September 30, 2005 from $8.5 million at September 30, 2004. See -- "Asset Quality" above. The Company's analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan. Based on the current economic environment and other factors, management believes that the Allowance at September 30, 2005 was maintained at a level adequate to provide for estimated probable losses in the Company's loan portfolio.

          The Company's mobile home loan portfolio was 8.1% of the net loan portfolio at September 30, 2005 compared to 7.7% of the net loan portfolio at September 30, 2004. During fiscal 2005 the Company has expanded its mobile home lending program with a pilot program in the state of Florida. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates. See Item 1, "Business-Lending Activities-Risk Factors." The average net loss rate on the mobile home portfolio was 1.77% for the year ended September 30, 2005, decreasing from 1.98% in fiscal 2004. Excluding the mobile home loan portfolio, the Company's annualized net charge-offs as a percentage of average net loans decreased from .20% for the year ended September 30, 2004 to .16% for the year ended September 30, 2005.

          The following two tables set forth the changes in the Allowance and an allocation of the Allowance by loan category at the dates indicated. Total net loan charge-offs decreased to $5.5 million in fiscal 2005 from $5.8 million in fiscal 2004. Net real estate loan charge-offs totaled $726 thousand in fiscal 2005 compared with net charge-offs of $902 thousand in fiscal 2004. Commercial business loan net charge-offs were $452 thousand in fiscal 2005 compared with $476 thousand in fiscal 2004. Mobile home loan net charge-offs were $2.6 million in fiscal 2005 compared with $2.5 million in fiscal 2004. Consumer loan net charge-offs were $1.6 million in fiscal 2005 compared with $1.9 million in fiscal 2004. The Company experienced charge-offs on a number of larger commercial business loans in 2004. Management believes that the Allowance can be allocated by category only on an approximate basis. The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Table 11
ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
	At or For the Year Ended September 30,

	2005	2004	2003	2002	2001

Balance, beginning of period	$ 14,799	$ 14,957	$ 15,824	$ 15,943	$ 15,403

Loans charged-off:
Real estate loans	769	962	1,688	1,121	377
Commercial business loans	586	618	1,039	432	273
Mobile home loans	2,781	2,587	2,004	1,319	710
Consumer loans	2,061	2,320	2,881	3,752	3,572

Total charge-offs	6,197	6,487	7,612	6,624	4,932

Recoveries:
Real estate loans	43	60	16	16	61
Commercial business loans	134	142	54	70	20
Mobile home loans	132	68	53	65	54
Consumer loans	418	384	387	466	362

Total recoveries	727	654	510	617	497

Net charge-offs	5,470	5,833	7,102	6,007	4,435

Provision for loan losses	4,826	5,675	6,235	5,888	4,975

Balance, end of period	$ 14,155	$ 14,799	$ 14,957	$ 15,824	$ 15,943

Balance as a percent of net loans:	0.75%	0.81%	0.83%	0.82%	0.84%
Net charge-offs as a percent of
average net loans:	0.29%	0.32%	0.38%	0.31%	0.24%
	At September 30,

	2005	2004	2003	2002	2001

Allowance for loan losses applicable to:
Real estate loans	$5,677	$5,490	$6,608	$9,362	$6,938
Commercial business loans	1,334	1,069	1,607	598	1,014
Mobile home loans	3,534	3,883	3,171	3,028	2,565
Consumer loans	2,839	3,498	3,434	2,442	5,426
Unallocated	771	859	137	394

Total	$14,155	$14,799	$14,957	$15,824	$15,943

Percent of loans to total net loans:
Real estate loans	70.2%	73.3%	77.1%	78.8%	80.0%
Commercial business loans	3.7	3.1	2.3	2.0	2.0
Mobile home loans	8.1	7.7	7.1	5.7	4.6
Consumer loans	18.0	15.9	13.5	13.5	13.4

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposits

          Retail deposits have traditionally been the primary source of funds for the Company and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a less significant source of funding. The Company has set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. The Company believes that its future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers. The Company proactively seeks development of new business relationships through a comprehensive officer calling program. During fiscal 2005 and in past years, the Company has emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing its cost of funds.

          The Company's total deposits increased $136.3 million during the year ended September 30, 2005. The Company's deposit composition at September 30, 2005, 2004 and 2003 was as follows:

Table 12
DEPOSITS
(dollars in thousands)

	At September 30,

	2005		2004		2003

		Percent of		Percent of		Percent of
	Balance	Total	Balance	Total	Balance	Total

Checking accounts	$520,232	31.39%	$439,051	28.87%	$398,491	26.90%
Statement and other accounts	169,703	10.24	166,990	10.98	150,707	10.17
Money market accounts	255,486	15.42	243,173	15.99	278,982	18.83
Certificate accounts	711,651	42.95	671,603	44.16	653,471	44.10

Total deposits	$1,657,072	100.00%	$1,520,817	100.00%	$1,481,651	100.00%

          Core deposits, which include checking accounts, statement and other accounts and money market accounts, grew by $96.2 million in fiscal 2005, or 11.3%, and certificate of deposit balances increased by $40.0 million, or 6.0%. Core deposits now comprise 57.1% of all deposit balances at September 30, 2005. As of September 30, 2005 and 2004, deposits as a percentage of liabilities were 70.5% and 66.8%, respectively. The Company expects to maintain a significant portion of its deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Such targeted programs may increase the Company's overall cost of funds and thus adversely affect the Company's future net margins. The Company's average cost of deposits at September 30, 2005 and 2004 was 1.93% and 1.52%, respectively.

Borrowings

          Borrowings decreased $77.6 million during the current year to $628.1 million as of September 30, 2005. Borrowings as a percentage of total liabilities were approximately 26.7% and 31.0% at the end of fiscal 2005 and fiscal 2004, respectively. Borrowings from the FHLB of Atlanta decreased $206 million and other short-term borrowings increased $128.4 million from fiscal 2004 to fiscal 2005.

          The Company's average cost of FHLB of Atlanta advances, reverse repurchase agreements and other borrowings increased from 3.96% during the year ended September 30, 2004 to 4.29% during the year ended September 30, 2005. Approximately $152 million in FHLB of Atlanta advances mature within one year. Other advances are subject to call during the next year but, based on current market interest rates, most of these calls will likely not be exercised by the FHLB of Atlanta. See Item 8, Note 14 of the Notes to Consolidated Financial Statements.

          In accordance with Financial Interpretation Number ("FIN") 46R, the Company did not include the trust subsidiary, First Financial Capital Trust I, in its consolidated financial statements at September 30, 2005. The trust subsidiary was formed to raise capital by issuing preferred securities to investors. The Company owns 100% of the junior subordinated debt of the capital trust. During 2004, this transaction increased the Company's long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

          During the first quarter of fiscal 2005, the Company prepaid a $15 million FHLB of Atlanta advance with a remaining maturity of 42 months and a rate of 5.57% incurring a prepayment penalty of $964 thousand which is reported in non-interest expense.

          In the third quarter of fiscal 2004, the Company prepaid $70 million of FHLB of Atlanta advances with a weighted average remaining maturity of 14 months and weighted average rate of 4.65%, incurring a prepayment penalty of $1.5 million which is reported in non-interest expense.

Capital Resources

          Average stockholders' equity was $169.4 million during fiscal 2005, or 6.8% of average assets, remaining the same as fiscal 2004. The Consolidated Statements of Stockholders' Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders' equity during the year. Total equity capital increased from $165.2 million at September 30, 2004 to $171.1 million at September 30, 2005. The Company's ratio of total capital to total assets was 6.78% at September 30, 2005 compared to 6.76% at September 30, 2004. The Company's tangible capital ratio at September 30, 2005 was 5.93% compared with 5.90% at September 30, 2004.

          Recent stock repurchases included the purchase of approximately 340,000 shares, 440,000 shares and 810,000 shares of common stock in fiscal 2005, 2004 and 2003, respectively. The dollar amount of such purchases totaled $16.3 million in fiscal 2005, $13.0 million in fiscal 2004 and $20.5 million in fiscal 2003.

          During fiscal 2005, the Company's cash dividend payout was 42.99% of per share earnings compared with a payout ratio of 44.7% in fiscal 2004. The Company recently increased its cash dividend by 4.3% to $.24 per share on a quarterly basis, effective with the payment made during November 2005 to shareholders.

          Accumulated other comprehensive loss at September 30, 2005 of $3.2 million was comprised of the after tax effect of unrealized losses on securities available for sale. During fiscal 2005 short-term interest rates increased and market values declined. At September 30, 2004 accumulated other comprehensive loss was $1.5 million.

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

          The following table sets forth in summary form the repricing attributes of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2005. The time periods in the table represent the time period before an asset or liability matures or can be repriced.

Table 13
INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2005
(dollars in thousands)

	Interest Rate Sensitivity Period

			7-12	13 Months -	Over 2
	3 Months	4-6 Months	Months	2 years	Years	Cost

Interest-earning assets:
Loans (1)	$506,651	$142,719	$244,175	$114,643	$893,404	$1,901,592
Mortgage-backed securities (2)	21,156	19,449	56,529	19,985	229,722	346,841
Interest-earning deposits,
investments and FHLB stock	50,645			4,425	4,979	60,049

Total interest-earning assets	578,452	162,168	300,704	139,053	1,128,105	2,308,482

Interest-bearing liabilities:
Deposits:
Checking accounts (3)	28,054	28,054	56,108	32,367	158,703	303,286
Savings accounts (3)	7,212	7,213	14,425	18,184	122,669	169,703
Money market accounts (3)	50,329	50,491	100,980	2,953	50,733	255,486
Certificate accounts	142,257	116,809	103,309	163,184	186,092	711,651

Total deposits	227,852	202,567	274,822	216,688	518,197	1,440,126
Borrowings (4)	280,837	25,000	25,000	75,000	222,218	628,055

Total interest-bearing liabilities	508,689	227,567	299,822	291,688	740,415	2,068,181

Current period gap	$69,763	$(65,399)	$882	$(152,635)	$387,690	$240,301

Cumulative gap	$69,763	$4,364	$5,246	$(147,389)	$240,301

Percent of total assets	2.77%	0.17%	0.21%	(5.84% )	9.53%

Assumptions:
(1)	Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules. Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Company's estimates of prepayments of fixed and adjustable rate loans.
(2)	Mortgage-backed securities are shown at repricing dates but also include prepayment estimates.
(3)	Decay rates approximate 37% in the first year and 17% in the second year for checking accounts, 17% in the first year and 13% in the second year for savings accounts and 79% in the first year and 5.5% in the second year for money market accounts.
(4)	Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Company has assumed under current interest rates that certain advances with call provisions will extend.

          Based on the Company's September 30, 2005 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.041 billion in interest-earning assets will reprice and approximately $1.036 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $5.2 million, or .21% of assets. The Company's one year dynamic gap position at September 30, 2004 was a negative one-year gap position of $143.4 million, or 5.87% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are the Company's estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company's expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called.

          During the past five years, the Company extended maturities of interest-sensitive assets through retention of certain types of loans, particularly those originated under newer "hybrid" lending programs with both fixed-rate and variable-rate features. These loans have become very popular with consumers and carry a fixed rate of interest for three, five, or seven years and then adjust annually to an established index. Under current lower levels of market interest rates, during fiscal 2005 and 2004, the pace of prepayments increased substantially on these types of loans as consumers locked into longer-term fixed-rate loans, which the Company generally has sold. The Company has extended deposit liability funding during fiscal 2005 through the use of a targeted three-year certificate of deposit program.

          Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates declined during recent years through actions of the Federal Reserve, the Company's negative gap position at that time was a factor in increasing the net interest margin. Conversely, the rise in rates combined with a flat yield curve has been responsible for a decline in the Company's net interest margin over fiscal 2004 and 2005. It is widely anticipated that the Federal Reserve will continue to gradually raise interest rates in the near term, as steps have already been taken to move the Fed Funds rate from 1.0% to 4.0% in a series of twelve moves from June of 2004 to November of 2005.

Derivatives and Hedging Activities

          Derivative transactions may be used by the Company to better manage its interest rate sensitivity to reduce risks associated with its lending, deposit taking, and borrowing activities. The Company recognizes all derivatives as either assets or liabilities on the consolidated statement of financial condition and reports these instruments at fair value with realized and unrealized gains and losses included in earnings.

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

          The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2005. The Company's derivative and hedging activities are discussed in further detail in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 herein and currently consist of forward sales contracts to purchase mortgage-backed securities to hedge the risk in entering into commitments to originate fixed rate residential loans that will be sold.

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

Lending Commitments

          Lending commitments include loan commitments, standby letters of credit and unused business credit card lines. These instruments are not recorded in the consolidated statement of financial condition until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2005, commercial and retail loan commitments totaled $144.1 million, and standby letters of credit totaled $2.9 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity, of a customer to a third party. Unused business, personal and credit card lines, which totaled $308.9 million at September 30, 2005, are generally for short-term borrowings.

          First Financial applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 hereof for additional information regarding lending commitments.

Derivatives

          In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.", the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 hereof for additional information regarding derivatives.

          In addition to its commitments and derivatives of the types described above, at September 30, 2005, the Company's off balance sheet arrangements included its $1.4 million interest in First Financial Capital Trust I (representing all of the common securities of the trust), which in March 2004 issued $45.0 million of capital securities. In connection therewith, the Company issued $46.4 million of junior subordinated debentures to the Trust. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein.

Liquidity

          The desired level of liquidity for the Company is determined by management in conjunction with the Asset and Liability Committee of the Association and officers of other affiliates. The level of liquidity is based on management's strategic direction for the Company, commitments to make loans and the Committee's assessment of the Association's ability to generate funds. Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, reverse repurchase agreements and sales/repayments/amortization of securities and loans held for sale.

          Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, the focus is on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. The table below summarizes future contractual obligations as of September 30, 2005.

Contractual Obligations

Table 14
CONTRACTUAL OBLIGATIONS
(in thousands)
	At September 30, 2005

	Payments Due by Period

		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total

Certificate accounts	$362,375	$163,184	$123,317	$60,112	$2,663	$711,651
Borrowings	280,851	50,000	25,000	125,000	147,204	628,055
Purchases	775					775
Operating leases	1,735	1,679	1,625	2,086	3,215	10,340

Total contractual obligations	$645,736	$214,863	$149,942	$187,198	$153,082	$1,350,821

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

          Other primary sources of funds include borrowings from the FHLB of Atlanta, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, the Association has back-up sources of funds available, including FHLB of Atlanta borrowing capacity and securities available for sale. During fiscal 1999, the FHLB of Atlanta instituted a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper limit for FHLB advances for the Association of approximately $990.6 million at September 30, 2005, based on its current approved limit. During fiscal year 2005 the Association received approval to increase its limit up to 40% of assets, subject to standard lending policies in effect at the FHLB of Atlanta.

          During 2005, the Company experienced a net cash outflow from investing activities of $64.8 million, consisting principally of purchases of $111.6 million in mortgage-backed securities available for sale, $33.7 million in net purchases of investment securities available for sale, an increase of $91.7 million in net loans, insurance subsidiaries performance payments of $1.0 million, investment in partnership of $2.0 million and net purchase of office properties and equipment of $3.5 million, partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $112.0 million as well as proceeds from sales and maturity of investments available for sale of $34.6 million, loan sales of $15.7 million, net redemption of FHLB stock of Atlanta of $8.7 million and sales of real estate owned of $7.7 million. Significant operating activities of the Company for fiscal 2005 included $204.0 million of residential loans originated for sale with sales of $200.9 million. Based on a net increase in deposits of $136.3 million and, as a result of more favorable interest rates, a net increase in securities sold under agreements to repurchase of $128.8 million, the Company was able to reduce FHLB Advances by $206.0 million and fund various investing activities described above during the year ended September 30, 2005.

          Proceeds from the sale of loans of $216.5 million in fiscal 2005 remained relatively the same as $214.6 million in fiscal 2004. Based on recent asset/liability management objectives and low historical interest rates, management expects to continue its strategy of selling selected longer-term, fixed-rate loans in early fiscal 2006. Management, however, anticipates the volume of loan sales will be relatively the same during fiscal 2006 as refinancing activity is not expected to increase. The Company may increase its holdings of investments and mortgage-backed securities during fiscal 2006 until loan portfolio growth returns to historical levels.

Parent Company Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries. Potential sources for First Financial's payment of principal and interest on its borrowings and for its periodic repurchase programs include: (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on its investment securities. As of September 30, 2005, First Financial had cash reserves and existing marketable securities of $6.4 million compared with $10.2 million at September 30, 2004.

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

Results of Operations

Net Interest Income

          The largest component of operating earnings for the Company is net interest income. One of the Company's strategic initiatives has been to reduce the Company's reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $76.5 million in fiscal 2005 compared with $76.6 million in fiscal 2004 and $78.5 million in fiscal 2003. Net interest income represented approximately 60.8% of the net revenues of First Financial in fiscal 2005 compared with 64.5% in fiscal 2004 and 65.7% in fiscal 2003. The level of net interest income is determined by balances of interest -earning assets and interest-bearing liabilities and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

          Net interest income decreased by 0.13% to $76.5 million in fiscal 2005. This followed a decrease of 2.4% in fiscal 2004 and a decrease of 5.1% in fiscal 2003. The decrease in fiscal 2005 was principally a result of a smaller rise in average yields on interest-earning assets relative to the rise in the average cost of interest-bearing liabilities.

As short-term market interest rates rose, the Company's interest-sensitive liabilities repriced to an average cost of 2.40% in fiscal 2005 from an average cost of 2.24% in fiscal 2004. Average yields on interest-earning assets increased to 5.67% in fiscal 2005 from 5.59% in fiscal 2004. The Company's net interest margin decreased in fiscal 2005 to 3.32% from 3.38% in fiscal 2004.

          The Company's average cost of interest-bearing liabilities declined to 2.24% in fiscal 2004 from 2.75% in fiscal 2003. Average yields on interest-earning assets decreased from 6.41% in fiscal 2003 to 5.59% in fiscal 2004. The net interest margin decreased to 3.38% in 2004 from 3.74% in fiscal 2003. A shift in earning assets from loans to mortgage-backed securities was a factor in the decline in the net margin during fiscal 2004.

          While the net interest margin during fiscal 2005 decreased by only 6 basis points, more importantly, the net interest margin was 3.30% during the quarter ended September 30, 2005, experiencing a decline of 4 basis points from 3.34% during the quarter ended June 30, 2005. The flattening of the yield curve on United States Treasury Securities, more competitive pricing on deposits and a very competitive lending environment have all contributed to the decline in the net interest margin for the Company. During this fiscal year, long term interest rates have not increased as rapidly as short term interest rates.

Average Yields and Rates

Table 15
AVERAGE YIELDS AND RATES
(dollars in thousands)
	Year Ended September 30,
	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:
Loans[1]	$1,882,655	$114,588	6.09%	$1,823,072	$110,795	6.08%	$1,859,663	$125,226	6.73%
Mortgage-backed securities	356,168	13,607	3.82	375,706	13,965	3.72	186,211	7,554	4.06
Investment securities	58,089	2,361	4.06	59,209	1,743	2.94	40,664	1,473	3.62
Other interest-earning assets[2]	8,120	220	2.71	8,005	90	1.12	9,165	128	1.40

Total interest-earning assets	2,305,032	130,776	5.67	2,265,992	126,593	5.59	2,095,703	134,381	6.41

Non-interest-earning assets	179,181			155,361			163,406

Total assets	$2,484,213			$2,421,353			$2,259,109

Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$480,891	850	0.18	$ 414,563	757	0.18	$ 364,740	297	0.08
Savings accounts	169,931	935	0.55	158,338	1,074	0.68	140,200	1,832	1.31
Money market accounts	243,448	3,315	1.36	253,655	1,677	0.66	294,456	3,579	1.22
Certificate accounts	677,864	21,339	3.15	655,758	18,751	2.86	657,751	22,144	3.36

Total deposits	1,572,134	26,439	1.68	1,482,314	22,259	1.50	1,457,147	27,852	1.91
FHLB advances	537,370	21,304	3.96	636,204	24,732	3.89	549,826	27,139	4.94
Other borrowings	157,706	6,575	4.17	112,393	3,000	2.67	26,560	930	3.50

Total interest-bearing liabilities	2,267,210	54,318	2.40	2,230,911	49,991	2.24	2,033,533	55,921	2.75

Non-interest-bearing liabilities	47,575			25,230			62,155

Total liabilities	2,314,785			2,256,141			2,095,688
Stockholders' equity	169,428			165,212			163,421
Total liabilities and

stockholders' equity	$2,484,213			$2,421,353			$2,259,109

Net interest income/gross margin		$76,458	3.27%		$76,602	3.35%		$78,460	3.66%

Net yield on average
interest-earning assets			3.32%			3.38%			3.74%
Percent of average interest-
earning assets to average
interest-bearing liabilities			101.67%			101.57%			103.06%
[1]			Average balances of loans include non-accrual loans.
[2]			This computation includes interest-earning deposits, which are classified as cash equivalents in the Company's Consolidated
Statements of Financial Condition contained in Item 8 herein.

          The Company's weighted average yield on earning assets and weighted average cost of interest-

bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2005, the average yield on interest-earning assets increased by eight basis points while the average rate paid on average interest-bearing liabilities increased by 16 basis points. Average interest-earning assets increased $39.0 million in fiscal 2005 while interest-bearing liabilities increased $36.3 million. This, in conjunction with the average rate paid on interest-bearing liabilities increasing slightly more than the increase in the average yield on interest-earning assets, provided for the small decrease in gross margin.

 Rate/Volume Analysis

           The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change as a result of volume and rate.

Table 16
RATE/VOLUME ANALYSIS
(dollars in thousands)
	Year Ended September 30,		Year Ended September 30,
	2005 versus 2004		2004 versus 2003
	Increase (Decrease)		Increase (Decrease)
	Due to		Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Loans	$3,611	$182	$3,793	$(2,431)	$(12,000)	$(14,431)
Mortgage-backed securities	(731)	373	(358)	7,091	(680)	6,411
Investment securities	(34)	652	618	581	(311)	270
Other interest-earning assets	1	129	130	(14)	(24)	(38)

Total interest income	2,847	1,336	4,183	5,227	(13,015)	(7,788)

Interest expense:
Deposit accounts
Checking accounts	93	-	93	240	220	460
Savings accounts	76	(215)	(139)	214	(972)	(758)
Money market accounts	(70)	1,708	1,638	(441)	(1,461)	(1,902)
Certificate accounts	646	1,942	2,588	(68)	(3,325)	(3,393)

Total deposits	745	3,435	4,180	(55)	(5,538)	(5,593)
Borrowings	(2,376)	2,523	147	6,223	(6,560)	(337)

Total interest expense	(1,631)	5,958	4,327	6,168	(12,098)	(5,930)

Net interest income	$4,478	$(4,622)	$(144)	$(941)	$(917)	$(1,858)

Provision for Loan Losses

           The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level. In fiscal 2005, the Company's provision expense was $4.8 million compared with $5.7 million in fiscal 2004 and $6.2 million in fiscal 2003. The provision was lower in fiscal 2005 than in fiscal 2004 as a result of lower real estate and commercial business loan charge-offs and as a result of incremental changes in components of the loan portfolio along with reductions in classified credits. As a result, the allowance for loan losses was $14.2 million and $14.8 million at September 30, 2005 and 2004, respectively, and represented .75% and .81% of net loans at the end of fiscal 2005 and 2004, respectively.

           Net charge-offs in fiscal 2005 totaled $5.5 million, or .29% of average net loans, compared with $5.8 million in fiscal 2004, or .32% of average net loans. Net loan charge-offs of $7.1 million in 2003 resulted in charge-offs to average loans of .38%. Charge-offs decreased from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004 also as a result of decreasing levels of real estate and commercial loan charge-offs.

 Other Income

           Other income increased by $7.0 million, or 16.8%, in fiscal 2005 to $49.2 million from $42.2 million in fiscal 2004. Principal increases in fiscal 2005 included higher net gains on loan sales of $539 thousand, higher brokerage fees of $371 thousand, higher commissions and other revenues from insurance agency operations, increasing $2.5 million, an increase of $1.3 million in service charges and fees on deposit accounts, increase of $1.2 million in loan servicing operations, net, and an increase of $3.4 million in other income. These increases were offset by a $2.3 million decrease in gains on sale of investment and mortgage-backed securities. The increase in other of $3.4 million consisted primarily of a judgment settlement of $1.3 million, an increase of $932 thousand in ATM and debit card fees and an increase of $421 thousand in real estate operations, net. Loan servicing operations increased by $1.2 million as a result of a $387 thousand MSR valuation impairment recovery as compared to a $918 thousand impairment charge on mortgage-servicing rights in fiscal 2004. Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2005 was principally attributable to the acquisition of the Kimbrell Company and affiliates in January 2004 and increased contingent commissions in the overall agency system during fiscal 2005. Contingent performance-based insurance revenues totaled approximately $2.1 million and $1.7 million in fiscal 2005 and fiscal 2004, respectively, comprising 10.5% of insurance revenues in 2005 and 9.7% of insurance revenues in fiscal 2004.

          Although revenues from non-banking activities have expanded in recent years, another significant component of other income remains service charges and fees on deposit accounts. Comprising 26.3% of other income in fiscal 2005, 27.5% in fiscal 2004 and 25.9% in fiscal 2003, service charges and fees on deposit accounts improved to $12.9 million in fiscal 2005 from $11.6 million in fiscal 2004 and $10.6 million in fiscal 2003. The 11.2% increase in 2005 over 2004 was directly related to the introduction of a more formalized overdraft privilege service extended to checking account customers in the fourth quarter of fiscal 2005. In addition to the overdraft privilege described above, part of the increase during fiscal 2005 over 2004 as well as the 9.2% increase during 2004 over 2003 was directly attributable to sales efforts to grow checking accounts and expansion of business checking relationships.

          Loan servicing fees were $1.9 million in fiscal 2005, $696 thousand in fiscal 2004 and $1.1 million during 2003. During fiscal 2005, a recovery of $387 thousand of a previous impairment charge in the impairment reserve resulted in additional income. Loan servicing fees in fiscal 2004 included a $918 thousand impairment charge to the mortgage servicing rights valuation reserve. The Company estimates the amortization of its originated servicing asset recorded at September 30, 2005 will likely approximate $2.2 million during fiscal 2006. Should market interest rates increase from current levels, it is likely the Company could recover additional impairment charges in its mortgage servicing asset and also decrease amortization of the servicing asset, both of which will result in increasing future servicing revenues.

          The Company incurred losses of $673 thousand, $1.1 million and $731 thousand, respectively, from real estate operations and other repossession costs during fiscal 2005, 2004 and 2003

          Other income for fiscal 2005 and 2004 also includes gains on dispositions of assets of $2.5 million and $1.9 million, respectively. During fiscal 2004 the Company sold its previous home office building and adjacent parking lot in a sale and partial leaseback transaction resulting in a $3.3 million gain of which $1.8 million was recognized into income and $1.5 million was deferred, to be recognized over ten years. During fiscal 2005, the Company sold a parking lot in downtown Charleston and also sold excess properties not expected to be used for branch operations.

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

Table 17
NON-INTEREST EXPENSE
(dollars in thousands)
	Year Ended September 30,

	2005		2004		2003		2002		2001

		%		%		%		%		%
		Average		Average		Average		Average		Average
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Salaries and employee benefits	$ 50,334	2.02%	$ 45,319	1.87%	$ 43,990	1.95%	$ 38,696	1.70%	$ 32,520	1.41%
Occupancy costs	5,233	0.21	5,103	0.21	5,264	0.23	5,076	0.22	4,195	0.18
Marketing	1,974	0.08	1,852	0.08	1,801	0.08	1,712	0.07	1,759	0.08
Depreciation, rental and
maintenance of
equipment	5,004	0.20	5,187	0.21	5,135	0.23	4,929	0.22	4,753	0.21
Prepayment penalties on FHLB
advances	964	0.04	1,548	0.06
Amortization of intangibles	484	0.02	456	0.02	371	0.01	306	0.01	113
Other	16,059	0.65	15,299	0.64	14,220	0.63	13,225	0.58	11,803	0.51

Total non-interest expense	$ 80,052	3.22%	$ 74,764	3.09%	$ 70,781	3.13%	$ 63,944	2.82%	$ 55,143	2.39%

Comparison of Non-Interest Expense

          Total non-interest expenses increased $5.3 million, or 7.1%, during the fiscal year ended September 30, 2005, from $74.8 million for the year ended September 30, 2004. Salaries and employee benefits increased by $5.0 million during the year due to the following: the inclusion of the Kimbrell companies for twelve months of fiscal 2005 versus nine months during fiscal 2004; higher incentive-based compensation; increased staffing for branch expansion; and higher benefit costs. In fiscal 2005, most other categories of expenses such as occupancy, marketing and equipment expenses, respectively, either increased or decreased by moderate amounts. The Company incurred higher costs during fiscal 2005 for consulting and auditing related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

          During the fiscal year ended September 30, 2005, the Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million FHLB of Atlanta advance as compared to a $1.5 million prepayment fee on the early prepayment of $70 million of FHLB of Atlanta advances during the year ended September 30, 2004.

          Total non-interest expense increased by $4.0 million, or 5.6%, to $74.8 million in fiscal 2004. Excluding the effect of the $1.5 million prepayment fee above, total non-interest expense increased by $2.4 million. Salaries and employee benefits increased $1.3 million and other expenses increased by $1.1 million due principally to the acquisition of the Kimbrell companies in January of 2004, which added $2.5 million of operating costs.

          The Company's efficiency ratio was 63.8% in fiscal 2005, 63.2% in fiscal 2004 and 59.8% in fiscal 2003. Management continues to target lower expense ratios as an important strategic goal of the Company. During the last three years, the Company has increased its acquisitions of companies that generate higher levels of non-interest revenues. Insurance agencies have higher efficiency ratios than traditional banking operations. The efficiency ratio benefited significantly from higher mortgage banking activity and resultant revenues during fiscal 2003.

Income Tax Expense

          Income taxes totaled $14.6 million in fiscal 2005, $13.8 million in fiscal 2004 and $15.2 million in fiscal 2003. The Company's effective tax rate was 35.8% in fiscal 2005, 36.0% in fiscal 2004 and 35.8% in fiscal 2003. The effective tax rate in future periods is expected to range from 35% to 36%.

Regulatory and Accounting Issues

 Accounting for Stock-Based Compensation

           In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

          The Company will be required to adopt SFAS 123(R) effective October 1, 2005. The Company is in the process of analyzing the complex provisions of SFAS 123(R) and the impact that SFAS 123(R) will have on its results of operations, including the effects of various transition rules. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations. See Note 1, Stock-Based Compensation, for a discussion of the Company's current method of accounting for stock-based compensation.

Accounting for Nonmonetary Transactions

          In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 will have a material impact on its financial condition or results of operations.

Accounting Changes and Error Corrections

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3," which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine wither the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if the principle had always been used.

          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

          FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", ("FSP 115-1") was issued in November 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, this FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The final FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF

Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value". The guidance in FSP 115-1 will be effective for reporting periods beginning after December 15, 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See Item 1, "Business -- Asset and Liability Management" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of First Financial Holdings, Inc. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation under the framework in Internal Control -- Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of September 30, 2005.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

     KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended September 30, 2005, and the Company's assertion as to the effectiveness of internal control over financial reporting as of September 30, 2005, as stated in their report, which is included herein.

A. Thomas Hood	Susan E. Baham
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

December 14 , 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

          We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting,

Raleigh, North Carolina
December 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

          We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Financial Holdings, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

Raleigh, North Carolina
December 14, 2005

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollar amounts in thousands)

	September 30,
	2005	2004

Assets
Cash and cash equivalents	$123,579	$102,310
Investment securities available for sale, at fair value	28,023	28,926
Investment in capital stock of FHLB	25,165	33,900
Loans receivable, net of allowance of $14,155 and $14,799	1,878,730	1,813,531
Loans held for sale	9,659	4,054
Mortgage-backed securities available for sale, at fair value	341,533	346,847
Accrued interest receivable	8,804	8,909
Office properties and equipment, net	51,877	50,574
Real estate and other assets acquired in settlement of loans	1,755	4,003
Goodwill, net	21,229	20,224
Intangible assets, net	1,749	2,228
Other assets	30,302	26,807

Total assets	$2,522,405	$2,442,313

Liabilities and Stockholders' Equity
Liabilities:
Deposit accounts	$1,657,072	$1,520,817
Advances from FHLB	452,000	658,000
Other short-term borrowings	129,663	1,262
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	5,813	5,557
Outstanding checks	16,000	12,850
Accounts payable and other liabilities	44,336	32,248

Total liabilities	2,351,276	2,277,126

Commitments and contingencies (Notes 16 and 19)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued
16,264,774 and 16,090,859 shares at September 30, 2005 and 2004,
respectively	163	161
Additional paid-in capital	48,298	44,812
Retained income, substantially restricted	204,600	189,675
Accumulated other comprehensive loss, net of income taxes	(3,232)	(1,458)
Treasury stock at cost, 4,149,079 shares and 3,787,714 shares at
September 30, 2005 and 2004, respectively	(78,700)	(68,003)

Total stockholders' equity	171,129	165,187

Total liabilities and stockholders' equity	$2,522,405	$2,442,313

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except share data)

	Years Ended September 30,
	2005	2004	2003

Interest Income
Interest and fees on loans	$114,588	$110,795	$125,226
Interest on mortgage-backed securities	13,607	13,965	7,554
Interest and dividends on investments	2,361	1,743	1,473
Other	220	90	128

Total interest income	130,776	126,593	134,381

Interest Expense
Interest on deposits
NOW accounts	850	757	297
Passbook, statement and other accounts	935	1,074	1,832
Money market accounts	3,315	1,677	3,579
Certificate accounts	21,339	18,751	22,144

Total interest on deposits	26,439	22,259	27,852
Interest on FHLB advances	21,304	24,732	27,139
Interest on borrowed money	6,575	3,000	930

Total interest expense	54,318	49,991	55,921

Net interest income	76,458	76,602	78,460
Provision for loan losses	4,826	5,675	6,235

Net interest income after provision for loan losses	71,632	70,927	72,225

Other Income
Net gain on sale of loans	2,452	1,913	8,070
(Loss)/gain on sale of investment and mortgage-backed securities	(55)	2,292	1,709
Brokerage fees	2,646	2,275	2,134
Commissions on insurance	18,690	16,199	12,699
Other agency income	1,322	1,315	1,021
Service charges and fees on deposit accounts	12,927	11,516	10,604
Loan servicing operations, net	1,932	696	1,088
Other	9,331	5,969	3,640

Total other income	49,245	42,175	40,965

Non-Interest Expense
Salaries and employee benefits	50,334	45,319	43,990
Occupancy costs	5,233	5,103	5,264
Marketing	1,974	1,852	1,801
Depreciation, rental and maintenance of equipment	5,004	5,187	5,135
Prepayment penalties on FHLB advances	964	1,548
Amortization of intangibles	484	456	371
Other	16,059	15,299	14,220

Total non-interest expense	80,052	74,764	70,781

Income before income taxes	40,825	38,338	42,409
Income tax expense	14,600	13,784	15,198

Net income	$26,225	$24,554	$27,211

Earnings Per Common Share
Basic	$2.14	$1.97	$2.12
Diluted	2.09	1.92	2.07
Average Number of Shares Outstanding (in thousands)
Basic	12,281	12,484	12,822
Diluted	12,528	12,818	13,173

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock

	Shares	Amount	Capital	Income	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2002	15,733	$157	$38,656	$158,680	$2,226	2,538	$(34,071)	$165,648
Net income				27,211				27,211
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of income tax of $991					(1,554)			(1,554)

Total comprehensive income								25,657
Common stock issued pursuant
to stock option and
employee benefit plans	137	2	2,238					2,240
Stock option tax benefit			212					212
Cash dividends ($.76 per share)				(9,780)				(9,780)
Treasury stock purchased						810	(20,971)	(20,971)

Balance at September 30, 2003	15,870	159	41,106	176,111	672	3,348	(55,042)	163,006
Net income				24,554				24,554
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of income tax of $1,354					(2,130)			(2,130)

Total comprehensive income								22,424
Common stock issued pursuant								-
to stock option and
employee benefit plans	221	2	3,358					3,360
Stock option tax benefit			348					348
Cash dividends ($.88 per share)				(10,990)				(10,990)
Treasury stock purchased						440	(12,961)	(12,961)

Balance at September 30, 2004	16,091	161	44,812	189,675	(1,458)	3,788	(68,003)	165,187
Net income				26,225				26,225
Other comprehensive income:
Unrealized net loss on securities								-
available for sale,
net of tax of $1,130					(1,774)			(1,774)

Total comprehensive income								24,451
Common stock issued pursuant
to stock option and
employee benefit plans	174	2	3,166					3,168
Stock option tax benefit			320					320
Cash dividends ($.92 per share)				(11,300)				(11,300)
Treasury stock purchased						361	(10,697)	(10,697)

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Years Ended September 30,
	2005	2004	2003

Operating Activities
Net income	$26,225	$24,554	$27,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,747	4,719	4,230
Amortization of intangibles	484	456	371
Gain on sale of loans, net	(2,452)	(1,913)	(8,070)
Loss (gain) on sale of investments and mortgage-backed securities, net	55	(2,292)	(1,709)
Gain on sale of property and equipment, net	(2,530)	(1,898)	(213)
(Gain) loss on sale of real estate owned, net	(147)	5	100
Amortization (accretion) of unearned discounts/premiums on investments, net	2,021	1,799	(88)
Impairment loss from write-down of customer list intangible		41
Prepayment penalties on FHLB advances	964	1,548
Decrease in deferred loan fees and discounts	(214)	(599)	(243)
Increase in receivables and other assets	(1,046)	(4,531)	(972)
Provision for loan losses	4,826	5,675	6,235
Write downs of real estate and other assets acquired in settlement of loans	857	563	16
Deferred income taxes	9,202	(611)	1,705
Impairment (recovery) loss from write-down of mortgage servicing rights	(387)	918	(57)
Origination of loans held for sale	(204,009)	(224,214)	(476,147)
Proceeds from sales of loans held for sale	200,856	214,608	504,616
Increase (decrease) in accounts payable and other liabilities	7,485	(2,835)	529

Net cash provided by operating activities	46,937	15,993	57,514

Investing Activities
Proceeds from maturity of investments available for sale	992	2,500	30,900
Proceeds from sales of investment securities available for sale	33,574	31,200
Net purchases of investment securities available for sale	(33,740)	(48,907)	(37,411)
Redemption (purchase) of FHLB stock	8,735	(4,000)	(150)
(Increase) decrease in loans, net	(91,658)	(42,714)	92,436
Proceeds from sales of loans	15,656
Proceeds from sales of mortgage-backed securities available for sale	41,273	74,148	38,672
Repayments on mortgage-backed securities available for sale	70,710	104,822	104,882
Purchases of mortgage-backed securities available for sale	(111,571)	(197,754)	(314,195)
Proceeds from sales of real estate owned	7,729	5,426	2,857
Purchase of insurance subsidiaries and performance payments	(1,010)	(6,598)	(1,503)
Investment in partnership	(1,957)
Net purchase of office properties and equipment	(3,520)	(16,196)	(7,671)

Net cash used in investing activities	(64,787)	(98,073)	(91,183)

Financing Activities
Net increase in checking, passbook and money market accounts	96,207	21,034	46,429
Net increase (decrease) in certificates of deposit	40,048	18,132	(5,049)
Net (repayments) proceeds of FHLB advances	(206,000)	60,000	21,000
Prepayment penalties on FHLB advances	(964)	(1,548)
Net increase in long-term borrowings		46,392
Net increase in securities sold under agreements to repurchase	128,837
Costs associated with long-term debt		(1,392)
Net decrease in other borrowings	(436)	(22,813)	(2,832)
Increase (decrease) in advances by borrowers for taxes and insurance	256	(347)	271
Proceeds from exercise of stock options	3,168	3,360	2,240
Dividends paid	(11,300)	(10,990)	(9,780)
Treasury stock purchased	(10,697)	(12,961)	(20,971)

Net cash provided by financing activities	39,119	98,867	31,308

Net increase (decrease) in cash and cash equivalents	21,269	16,787	(2,361)
Cash and cash equivalents at beginning of period	102,310	85,523	87,884

Cash and cash equivalents at end of period	$123,579	$102,310	$85,523

Supplemental disclosures:
Cash paid during the period for:
Interest	$54,370	$48,113	$55,372
Income taxes	6,455	13,695	12,533
Loans foreclosed	6,191	5,988	4,069
Loans securitized into mortgage-backed securities		27,516
Unrealized loss on securities available for sale, net of income tax	(1,774)	(2,130)	(1,554)
Tax benefit resulting from stock options	320	348	212

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

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

Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned thrift subsidiary, First Federal, First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc. The Company's consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (VIEs) where the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company operates as two business segments; banking, including other financial services, and insurance. Beginning in fiscal year 2004 the insurance segment met the criteria for a reportable segment under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

Accounting for Variable Interest Entities
          FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R") requires enterprises to evaluate variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, FIN 46R requires the deconsolidation of an entity if the evaluation indicates the requirements for consolidation are not met.
          FFSL I LLC qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of the Association. North Central Apartments, LP qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of the Association. The Company's trust subsidiary formed to issue trust securities, First Financial Capital Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

Loans Receivable and Loans Held for Sale
          The Company's real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land. The adjustable-rate mortgage loan is the Company's primary loan product for portfolio lending purposes. The Company's consumer loans include home equity lines of credit, auto loans, marine loans, manufactured housing loans, credit card receivables and loans on various other types of consumer products. The Company also makes shorter term commercial business loans on a secured and unsecured basis.
          Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the interest method.
          Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on non-accrual status, no interest is recognized. Loans are returned to accrual status only when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.
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
          SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," requires that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.
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
September 30, 2005, 2004 and 2003

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

Loan Securitizations
          The Company packages and sells loans receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS No. 140 when control over these assets has been surrendered. The Company does not retain any interest in the loan or securities other than servicing rights. During fiscal year 2004, the Company securitized approximately $27.5 million of its 1-4 family mortgage loans. The Company received 100% of the securities backed by the mortgage loans, which were guaranteed by the Federal National Mortgage Association ("FNMA"), and did not account for the securitizations as sales transactions. The mortgage-backed securities were classified as available-for-sale on the Company's books and subsequently, prior to the 2004 fiscal year-end, were sold and the gain or loss on the sale of these securities was reported in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows as a gain or loss on sale of investments and mortgage-backed securities. No securitizations occurred in fiscal 2005 and 2003.

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

Intangible Assets
          Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from Company acquisitions. Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to ten years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.
          The Company tests for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit's capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

of a recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights
          SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires the recognition of originated mortgage servicing rights (OMSRs) as assets, if the servicing is retained as part of a mortgage loan transfer accounted for as a sale, by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS No. 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.
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

Derivative Financial Instruments and Hedging Activities
          The Company uses derivatives as part of its interest rate management activities. Prior to the implementation of SAB 105, the Company recognized a servicing value at the time the mortgage loan commitment was made. After implementation, the Company recognizes the servicing value when the loan is sold. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company does not currently engage in any activities that qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

Securities Sold Under Agreements to Repurchase
          The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). These reverse repurchase agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

Comprehensive Income
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's results of operations.
          The Company's other comprehensive income (loss) for the years ended September 30, 2005, 2004 and 2003 and accumulated other comprehensive income (loss) as of September 30, 2005, 2004 and 2003 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.
          Other comprehensive income (loss) for the years ended September 30, 2005, 2004 and 2003 follows:

	Years Ended September 30,

	2005	2004	2003

Unrealized holding losses arising during period, net of tax	$ (1,809)	$ (662)	$ (457)
Less: reclassification adjustment for realized (losses) gains,
net of tax	(35)	1,468	1,097

Unrealized losses on securities available for sale,
net of applicable income taxes	$ (1,774)	$ (2,130)	$ (1,554)

Stock Based Compensation
          At September 30, 2005, the Company has six stock-based employee and non-employee compensation option plans, which are described more fully in Note 18. SFAS No. 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Bulletin ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to continue using APB Opinion 25. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended September 30.
	Years Ended September 30,

	2005	2004	2003

Net income, as reported	$26,225	$24,554	$27,211
Deduct: Total stock-based employee and
director compensation expense
determined under fair value based method
for all awards, net of related tax effects	1,132	879	702

Pro forma net income	$25,093	$23,675	$26,509

Earnings per share:
Basic - as reported	$2.14	$1.97	$2.12

Basic - pro forma	$2.04	$1.90	$2.07

Diluted - as reported	$2.09	$1.92	$2.07

Diluted - pro forma	$2.00	$1.85	$2.01

          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 2.82%, 2.76% and 2.80%, expected volatility of 37%, 39% and 44%, average risk-free interest rate of 3.96%, 3.39% and 2.91%, expected lives of six years and a vesting period ranging from one to five years. The weighted average fair value of options granted approximated $9.92 in 2005, $10.22 in 2004 and $6.60 in 2003. For purposes of the pro forma calculation, compensation expense is recognized on a straight line basis over the vesting period.

Earnings Per Share
          Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Commission Revenue Recognition
          First Southeast Insurance Services, Inc.'s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance carriers are recognized as revenue when received. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. Typically, these types of commission revenues cannot be reasonably determined until the cash or the related policy detail is received by FSEIns from the insurance carriers. The income effects of subsequent premium adjustments are recorded when the adjustments become known.
          Producer commission revenues are deducted from gross revenues in the determination of Kimbrell's total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

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
September 30, 2005, 2004 and 2003

Recently Issued Accounting Pronouncements

Accounting for Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").  SFAS 123(R) is a revision of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.
          The Company will be required to adopt SFAS 123(R) effective October 1, 2005. The Company is in the process of analyzing the complex provisions of SFAS 123(R) and the impact that SFAS 123(R) will have on its results of operations, including the effects of various transition rules. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations. See Note 1, Stock-Based Compensation, for a discussion of the Company's current method of accounting for stock-based compensation.

Accounting for Nonmonetary Transactions

          In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 will have a material impact on its financial condition or results of operations.

Accounting Changes and Error Corrections

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3," which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine wither the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if the principle had always been used.
          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

          FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("FSP 115-1") was issued in November 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

impairment loss. Additionally, this FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The final FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in FSP 115-1 will be effective for reporting periods beginning after December 15, 2005.

NOTE 2.  Acquisitions

          On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date. The Company acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand. The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance, which if paid would increase goodwill by $2.4 million. $498 thousand was paid and added to goodwill during fiscal 2005.
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
          On February 28, 2003, First Financial acquired Woodruff & Company, Inc., an independent insurance agency based in Columbia, South Carolina. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Woodruff & Company, Inc. were recorded at their estimated fair value as of the purchase date. The Company acquired tangible assets of $253 thousand and assumed liabilities totaling $253 thousand, and recorded goodwill of $585 thousand and a customer list intangible of $65 thousand. The customer list intangible is amortized on a straight-line basis over its estimated useful life of seven years. In addition, the principal of Woodruff & Company has the right to receive future payments based on financial performance, which if paid would increase goodwill by $150 thousand. $75 thousand was paid and added to goodwill during both fiscal 2005 and 2004.
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
September 30, 2005, 2004 and 2003

NOTE 3.  Supplemental Financial Information to Consolidated Statements of Income

          The following presents the details for other income and other expenses included in non-interest income and non-interest expense for the years ended September 30:

	Years Ended September 30,

	2005	2004	2003

Other Income
Other income
Credit card fee income	$658	$587	$551
Gain on disposition of assets	2,530	1,898	213
ATM and debit card fees	3,867	2,935	2,550
Real estate operations, net	(673)	(1,094)	(731)
Judgment settlement	1,253
Trust revenues	710	556	496
Other	986	1,087	561

Total other income	$9,331	$5,969	$3,640

Non-Interest Expense
Other expense
Communications expense	$1,375	$1,423	$1,281
Postage	1,286	1,233	1,277
Courier expense	632	583	560
ATM and debit card processing	760	727	585
Printing and forms	532	502	549
Travel and accommodations	579	447	443
Legal and auditing	1,244	1,114	810
Other	9,651	9,270	8,715

Total non-interest expense	$16,059	$15,299	$14,220

NOTE 4.  Cash and Cash Equivalents

          Cash and cash equivalents consist of the following:

	September 30,

	2005	2004

Cash working funds	$25,738	$22,784
Non-interest-earning demand deposits	32,731	25,507
Deposits in transit	58,229	44,147
Interest-earning deposits	6,881	9,872

Total	$123,579	$102,310

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

NOTE 5.  Investment and Mortgage-backed Securities Available for Sale

          The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003
	September 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$3,425		$60	$3,365
Corporate securities	22,425	$121	43	22,503
Mutual funds	2,155			2,155

	28,005	121	103	28,023

Mortgage-backed securities:
FHLMC	15,435	107	307	15,235
FNMA	61,026	40	1,294	59,772
GNMA	84,839	12	562	84,289
CMOs	75,405		1,155	74,250
Non-Agency MBSs	110,136		2,149	107,987

	346,841	159	5,467	341,533

Total	$374,846	$280	$5,570	$369,556

	September 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government
agencies and corporations	$3,245		$15	$3,230
Corporate securities	15,889	$41	61	15,869
Mutual funds	9,827			9,827

	28,961	41	76	28,926

Mortgage-backed securities:
FHLMC	33,230	215	347	33,098
FNMA	81,057	117	584	80,590
GNMA	26,778	15	86	26,707
CMOs	85,609	130	263	85,476
Non-Agency MBSs	122,525	30	1,579	120,976

	349,199	507	2,859	346,847

Total	$378,160	$548	$2,935	$375,773

          The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2005

	Amortized Cost	Fair Value

Due in one year or less	$5,145	$5,145
Due after one year through five years	3,425	3,366
Due after five years through ten years	997	997
Due after ten years	18,438	18,515

	28,005	28,023
Mortgage-backed securities	346,841	341,533

Total	$374,846	$369,556

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $74.8 million in fiscal 2005 resulting in a gross realized loss of $55 thousand. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $105.3 million in fiscal 2004 resulting in a gross realized gain of $2.3 million. Proceeds from the sale of the Company's investment and mortgage-backed securities available for sale totaled $38.7 million in fiscal 2003 resulting in a gross realized gain of $1.7 million.
          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005, were as follows:

	Less than 12 Months			12 Months or Longer			Total

			Unrealized			Unrealized			Unrealized
	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses

Securities available for sale

September 30, 2005
U.S. Treasury	1	$296	$5	1	$3,070	$55	2	$3,366	$60
U.S. Government agency
mortgage-backed securities	7	78,493	696	10	74,647	1,467	17	153,140	2,163
Collateral mortgage obligations	2	28,191	505	4	46,059	650	6	74,250	1,155
Other mortgage-backed securities	6	60,412	945	9	47,575	1,204	15	107,987	2,149
Corporate securities	2	2,003	1	2	1,952	42	4	3,955	43

Total temporarily impaired	18	$169,395	$2,152	26	$173,303	$3,418	44	$342,698	$5,570

	Less than 12 Months			12 Months or Longer			Total

			Unrealized			Unrealized			Unrealized
	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses

Securities available for sale

September 30, 2004
U.S. Treasury	1	$3,230	$15				1	$3,230	$15
U.S. Government agency
mortgage-backed securities	8	118,507	995	6	$1,396	$22	14	119,903	1,017
Collateral mortgage obligations	4	53,808	263				4	53,808	263
Other mortgage-backed securities	10	86,320	1,374	1	8,119	205	11	94,439	1,579
Corporate securities	3	2,979	21	2	1,963	40	5	4,942	61

Total temporarily impaired	26	$264,844	$2,668	9	$11,478	$267	35	$276,322	$2,935

          At September 30, 2005, the Company had 44 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. All of these securities are highly rated so the credit risk is minimal. The Company believes it has the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.
          The Company principally invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 6.  Federal Home Loan Bank Capital Stock

          The Association, as a member institution of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity based requirement. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. At September 30, 2005 and September 30, 2004 the costs carrying value (which approximates fair value) of this stock was $25.2 million and $33.9 million, respectively.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

NOTE 7.  Earnings per Share

          Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Years Ended September 30,

	2005	2004	2003

Weighted average number of common shares used in basic EPS	12,280,801	12,483,757	12,822,404
Effect of dilutive stock options	247,181	333,967	350,680

Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,527,982	12,817,724	13,173,084

           For fiscal years 2005 and 2004 there were 313,420 and 160,696 option shares, respectively, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

NOTE 8.  Loans Receivable

          Loans receivable, including loans held for sale, consisted of the following:

	September 30,

	2005	2004

Real estate - residential mortgages (1-4 family)	$ 928,505	$ 987,825
Real estate - residential construction	83,891	73,542
Commercial secured by real estate including multi-family	261,105	223,994
Commercial financial and agricultural	70,602	57,594
Land	127,314	101,263
Home equity loans	229,483	189,232
Mobile home loans	156,545	143,502
Credit cards	12,481	11,747
Other consumer loans	100,624	91,370

	1,970,550	1,880,069

Less:
Allowance for loan losses	14,155	14,799
Loans in process	68,958	48,423
Deferred loan fees and discounts on loans	(952)	(738)

	82,161	62,484

Total	$ 1,888,389	$ 1,817,585

           First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $950.6 million and $952.6 million at September 30, 2005 and 2004, respectively.

          Non-accrual loans and loans 90 days past due and still accruing are summarized as follows:

	September 30,

	2005	2004

Non-accrual loans	$5,556	$8,439
Loans past due 90 days and still accruing	45	63

Total	$5,601	$8,502

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $344 thousand, $576 thousand and $684 thousand for the years ended September 30, 2005, 2004 and 2003, respectively. Recorded interest income on these loans was $101 thousand, $126 thousand and $17 thousand for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

          An analysis of changes in the allowance for loan losses is as follows:

	Years Ended September 30,

	2005	2004	2003

Balance, beginning of period	$14,799	$14,957	$15,824

Charge-offs	(6,197)	(6,487)	(7,612)
Recoveries	727	654	510

Net charge-offs	(5,470)	(5,833)	(7,102)
Provision for loan losses	4,826	5,675	6,235

Balance, end of period	$14,155	$14,799	$14,957

          At September 30, 2005 and 2004 impaired loans totaled $1.5 million and $363 thousand, respectively. The impaired loans at September 30, 2005 and 2004 were recorded at or below fair value. The average recorded investment in impaired loans for the years ended September 30, 2005, 2004 and 2003 was $1.3 million, $1.4 million and $2.7 million, respectively. No interest income was recognized on loans while categorized as impaired loans in fiscal 2005, 2004 or 2003.
          During fiscal 2004 the Company securitized $27.5 million of portfolio loans and reclassified them as securities available for sale. In accordance with SFAS No.140, no gain was recognized related to the securitization. The Company did not securitize portfolio loans and reclassify as securities available for sale during fiscal years 2005 and 2003.
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
          Residential one-to-four family real estate loans amounted to $928.5 million and $987.8 million at September 30, 2005 and 2004, respectively.
          Commercial real estate loans including multi-family residential loans totaled $261.1 million and $224 million at September 30, 2005 and 2004, respectively. Land and lot loans totaled $127.3 million and $101.3 million at September 30, 2005 and 2004, respectively. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
          Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of the Association's capital. The maximum amount outstanding to any one borrower was $21.3 million at September 30, 2005 and $18.7 million at September 30, 2004.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

NOTE 9.  Office Properties and Equipment

          Office properties and equipment are summarized as follows:

	September 30,

	2005	2004

Land	$14,145	$12,922
Buildings and improvements	35,391	34,123
Furniture and equipment	30,152	28,539
Leasehold improvements	5,316	4,853

	85,004	80,437
Less, accumulated depreciation and amortization	(33,127)	(29,863)

Total	$51,877	$50,574

NOTE 10.  Intangible Assets

          The following summarizes the carrying amount of goodwill related to insurance operations acquired:

	September 30,

	2005	2004

Balance at beginning of year	$20,224	$14,570
Goodwill acquired during year	1,005	5,654

Balance at end of year	$21,229	$20,224

          The following summarizes the carrying amount of customer list intangibles related to insurance operations acquired:

	September 30,
	2005	2004

Customer list	$3,579	$3,574
Less accumulated amortization	(1,830)	(1,346)

Balance at end of year	$1,749	$2,228

          Goodwill increased $1 million in fiscal 2005 due to additional payments of $75 thousand to Woodruff & Company, Inc. (Johnson Insurance), a performance-based payment of $431 thousand to principals of Kinghorn Insurance and performance based payments of $463 thousand and $35 thousand to Kimbrell Insurance Co. and Atlantic Acceptance, respectively, of which the entire amounts were recorded as goodwill.
          During fiscal 2004 the Company purchased the Kimbrell companies for $6.1 million, of which $5.2 million was recorded as goodwill and $908 thousand was recorded as a customer list intangible. Also increasing goodwill was the payment of performance-based payments of $431 thousand and $75 thousand to principals of Kinghorn Insurance and Woodruff & Company, Inc., respectively.
          Amortization of intangibles was $484 thousand, $456 thousand and $371 thousand in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company expects to record amortization expense related to intangibles of $469 thousand for fiscal year 2006, $414 thousand for fiscal 2007, $308 thousand for fiscal 2008, $148 thousand for fiscal 2009, $113 thousand for fiscal 2010 and an aggregate of $297 thousand for all years thereafter.

NOTE 11.  Mortgage Servicing Rights

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, for the years ended September 30. The aggregate fair value of capitalized MSRs at September 30, 2005 and 2004 was $12.2 million and $11.9 million, respectively.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003
	September 30,

	2005	2004

Balance at beginning of year	$11,938	$12,300
Capitalized mortgage servicing rights	2,028	2,852
Amortization	(2,144)	(2,296)
Change in valuation allowance	387	(918)

Balance at end of year	$12,209	$11,938

          At September 30, 2005 and 2004, the valuation allowance for capitalized MSRs totaled $1.4 million and $1.7 million, respectively. In 2005 and 2004, the Company recorded a $387 thousand recovery and a $918 thousand impairment loss from the valuation of MSRs, respectively.
          The estimated amortization expense for mortgage servicing rights for the years ended September 30 is as follows: $1.9 million for 2006, $1.8 million for 2007, $1.7 million for 2008, $1.5 million for 2009, $1.4 million for 2010 and $5.3 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 12.  Real Estate and Other Assets Acquired in Settlement of Loans

          Real estate and other assets acquired in settlement of loans held by the Company are summarized as follows:

	September 30,

	2005	2004

Real estate acquired in settlement of loans	$389	$2,865
Other assets acquired in settlement of loans	1,366	1,138

Total	$1,755	$4,003

          Real estate operations (included in other income) are summarized as follows:

	Years Ended September 30,

	2005	2004	2003

Gain (loss) on sale of real estate	$147	$(5)	$(100)
Provision charged as a write-down to real estate	(49)	(314)	(16)
Expenses	(771)	(775)	(615)

Total	$(673)	$(1,094)	$(731)

NOTE 13.  Deposit Accounts

          The deposit balances and related rates were as follows:

	September 30,

	2005		2004

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

Non-interest-bearing demand accounts	$216,946		$174,119
NOW accounts	303,286	0.41%	264,932	0.27%
Statement and other accounts	169,703	0.55	166,990	0.55
Money market accounts	255,486	2.05	243,173	0.85

	945,421	0.78	849,214	0.44

Certificate accounts:
Fixed-rate	696,896	3.46	659,164	2.90
Variable-rate	14,755	3.53	12,439	1.61

	711,651	3.46	671,603	2.88

Total	$1,657,072	1.93%	$1,520,817	1.52%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          Scheduled maturities of certificate accounts were as follows:

	September 30,

	2005	2004

Within one year	$362,375	$379,643
Within two years	163,184	116,848
Within three years	123,317	116,449
Within four years	21,527	30,082
Within five years	38,585	25,450
Thereafter	2,663	3,131

Total	$711,651	$671,603

          The Company has pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $107 million and $118 million at September 30, 2005 and 2004, respectively, to secure deposits by various entities.
          Time deposits with balances equal to or exceeding $100 thousand totaled $271.9 million and $241.0 million at September 30, 2005 and 2004, respectively.

NOTE 14.  Advances From Federal Home Loan Bank

          Advances from the FHLB of Atlanta consisted of the following:

	September 30,

	2005		2004

		Weighted		Weighted
Maturity	Balance	Average Rate	Balance	Average Rate

One year	$ 152,000	3.88%	$ 368,000	3.14%
Two years	50,000	3.71	50,000	2.95
Three years	25,000	3.46	75,000	2.76
Four years			15,000	5.57
Five years	125,000	6.31
Six years			125,000	6.31
Nine years	25,000	3.51
Ten years	75,000	3.30	25,000	3.51

Total	$ 452,000	4.39%	$ 658,000	3.75%

          As collateral for its advances, the Company has pledged, in the form of blanket liens, eligible single-family loans, multi-family dwelling units, home equity lines of credit and second mortgages, in the amount of $1.01 billion as of September 30, 2005. At September 30, 2004, the Company pledged, as collateral, eligible single-family loans, multi-family dwelling units, home equity lines of credit and second mortgages, and specific liens on investment securities and mortgage-backed securities in the amount of $1.03 billion. In addition, all of the Company's FHLB stock is pledged as collateral for these advances. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $125 million callable in fiscal 2006, with a weighted average rate of 5.02%; $25 million callable in fiscal 2007, with a weighted average rate of 3.51%; $50 million callable in fiscal 2008, with a weighted average rate of 3.41%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

NOTE 15.  Other Borrowings

          Borrowings and their related weighted average interest rates were:

	September 30,

	2005		2004

	Balance	Rate	Balance	Rate

Securities sold under agreements to repurchase	$ 128,837	3.83%
Other borrowings	826	2.78	$ 1,262	3.62%

	$ 129,663	3.83%	$ 1,262	3.62%

          Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.
          Other borrowings consist of notes payable by subsidiaries of the Company. One subsidiary has multiple notes payable to a South Carolina non-profit organization with balances totaling $812 thousand at September 30, 2005. Repayment terms are based on cash flows of the underlying project. The remaining $14 thousand represents a subsidiary's loan secured by property and equipment with another bank at September 30, 2005.

NOTE 16.  Debt Associated With Trust Preferred Securities

          On March 19, 2004, First Financial Capital Trust I ("the Capital Trust I"), a wholly owned subsidiary of the Company as of that date, issued and sold $45 million aggregate liquidation amount of 7.0% capital securities, Series A (liquidation amount $1,000 per capital security) of the Capital Trust I, referred to as the capital securities.
          The Capital Trust I is a statutory business trust created for the purposes of: issuing and selling the capital securities; using the proceeds from the sale of the capital securities and common securities to acquire $46.4 million of junior subordinated deferrable interest debt securities, referred to as the junior subordinated debt securities, issued by the Company; and engaging in only those other activities necessary, advisable or incidental to the above. The junior subordinated debt securities will be the sole assets of the Capital Trust I, and payments under the junior subordinated debt securities will be the sole revenues of the Trust. The Company owns all of the common securities of the Trust. The Company's obligations under the junior subordinated debt securities are unsecured and subordinated to payment of the Company's senior and subordinated debt.
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
          Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $1.6 million at September 30, 2005 and September 30, 2004 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $54.3 thousand and $28.0 thousand for fiscal 2005 and fiscal 2004, respectively, and is reported in other noninterest expense on the consolidated statements of operations.
          See Footnote 1, Accounting for Variable Interest Entities, for discussion on deconsolidation.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

NOTE 17.  Income Taxes

          Income tax expense attributable to continuing operations is comprised of the following:

Years Ended September 30,	Federal	State	Total

2005
Current	$5,159	$239	$5,398
Deferred	9,221	(19)	9,202

Total	$14,380	$220	$14,600

2004
Current	$14,261	$134	$14,395
Deferred	(655)	44	(611)

Total	$13,606	$178	$13,784

2003
Current	$13,474	$19	$13,493
Deferred	1,687	18	1,705

Total	$15,161	$37	$15,198

           A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Years Ended September 30,

	2005	2004	2003

Expected federal income tax expense	$14,289	$13,418	$14,843
Increases (reductions) in income taxes resulting from:
Tax exempt income	(90)	(75)	(76)
Change in state tax valuation allowance		(974)	(909)
South Carolina income tax expense, net of federal income tax effect	143	1,090	933
Other, net	258	325	407

Total	$14,600	$13,784	$15,198

Effective tax rate	35.8%	36.0%	35.8%

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
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

	September 30,

	2005	2004

Deferred tax assets:
Loan loss allowances deferred for tax purposes	$5,487	$5,874
Expenses deducted under economic performance rules	988	-
Net operating loss carryforward	148	166
Post retirement benefits	344	332
Unrealized loss on securities available for sale	2,058	928
Other	1,255	659

Total gross deferred tax assets	10,280	7,959

Deferred tax liabilities:
Tax bad debt reserve in excess of base year amount		40
FHLB stock dividends deferred for tax purposes	1,704	1,704
Loan fee income adjustments for tax purposes	2,977	3,062
Expenses deducted under economic performance rules	750	740
Excess carrying value of assets acquired for financial reporting purposes
over tax basis	7,371	6,937
Book over tax basis on intangibles	1,072	-
Book over tax basis in subsidiary	11,880	2,342
Other	258	793

Total gross deferred tax liabilities	26,012	15,618

Net deferred liability (included in other liabilities)	$(15,732)	$(7,659)

          A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax benefit of $1.1 million has been recorded directly to stockholders' equity. The balance of the change in the net deferred tax liability results from current period deferred tax expense of $9.2 million.
          Under SFAS No. 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. The valuation allowance for deferred tax assets as of October 1, 2004 and 2003 was $0 and $974 thousand, respectively. The net change in the total valuation allowance for the years ended September 30, 2005 and 2004 was a decrease of $0 and $974 thousand, respectively.
          The consolidated financial statements at September 30, 2005 and 2004 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal's stock.

NOTE 18.  Benefit Plans

Stock Option Plans
          In January 1991, the shareholders approved the 1990 Stock Option and Incentive Plan. The Plan provided for the granting of incentive stock options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The 1990 Stock Option and Incentive Plan also provided for the grant of non-qualified stock options. Options of 64,567 granted under this plan expire at various dates through October 23, 2007.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          In January 1998, the shareholders approved the 1997 Stock Option and Incentive Plan. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The Plan provides for the granting of incentive stock options to key officers and employees to purchase the stock at the fair market value on the date of the grant. The Plan also provides for non-qualified stock options to be granted at a price to be determined by the Stock Option Committee. Officers have an exercise period of ten years and other employees must exercise options within five years. Options of 250,019 granted under this Plan expire at various dates through May 22, 2013.
          The 2001 Stock Option Plan was approved by the shareholders in January 2001. An aggregate of 600,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The Plan provides for the granting of incentive or non-qualified stock options to be granted at a price at least equal to the fair market value of a share of Common Stock on the date of grant. Options of 496,991 granted under this Plan expire at various dates through November 2014.
          An aggregate of 600,000 shares is reserved for issuance under the 2005 Stock Option Plan with no shares issued as of September 30, 2005.
          On July 28, 1994, the Company's Board of Directors approved the 1994 Outside Directors Stock Options-for-Fees Plan, which was subsequently approved by the shareholders on January 25, 1995. The formula for computing the options awarded considers the percentage of annual fees each director wishes to allocate to this Plan, the market price of the common stock of the Company on the first business day of October of each fiscal year and the difference between the market price and an option price. The option price is based on 75% of the market value of the common stock. At September 30, 2005, options to purchase 101,523 shares of common stock expire at various dates through October 2013. These options were all granted in lieu of otherwise payable cash compensation. This plan expired July 27, 2004.
          On September 25, 2003, the Company's Board of Directors approved the 2004 Outside Directors Stock Options-for-Fees Plan, which was subsequently approved by the shareholders on January 29, 2004. The Plan became effective upon the expiration of the 1994 Outside Directors Stock Options-for-Fees Plan. An aggregate of 200,000 shares was reserved for future issuance by the Company upon the exercise of stock options under this Plan. The formula for computing the options awarded is consistent with the 1994 Outside Directors Stock Options-for-Fees Plan. At September 30, 2005, options to purchase 21,414 shares of common stock will expire in October 2014.
          During 1998 the Company, as part of its acquisition of Investors Savings Bank of South Carolina ("Investors"), converted all stock options of Investors outstanding at the time of the merger into options to acquire common stock of the Company. The stock option plan of Investors expired in May of 1996. 3,928 options remaining under the plan of Investors expire September 19, 2006.
          Options in the past have generally been granted with vesting periods of four years or less.

          The following is a summary of the activity under the stock-based option plans:

	Years Ended September 30,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance, beginning of year	923,396	$21.02	976,571	$17.89	946,134	$16.28
Options exercised	(159,272)	15.61	(206,902)	13.69	(123,526)	14.65
Options forfeited	(13,013)	25.20	(9,817)	21.35	(25,215)	21.92
Options granted	187,331	30.37	163,544	30.46	179,178	24.84

Outstanding, September 30	938,442	$23.72	923,396	$21.02	976,571	$17.89

Exercisable, September 30	806,292	$22.80	799,188	$20.06	851,179	$17.18

Weighted-average fair value
of options granted during
the year		$9.92		$10.22		$6.60

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          Stock options outstanding and exercisable as of September 30, 2005, are as follows:
	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price

$7.45 / $9.75	29,810	1.07	$9.14	29,810	$9.14
$10.13 / $13.63	65,057	2.82	11.92	65,057	11.92
$14.00 / $16.88	69,502	3.68	14.91	69,502	14.91
$17.00 / $19.25	133,472	3.29	18.41	133,472	18.41
$20.77 / $23.90	188,890	5.35	23.19	179,251	23.17
$24.55 / $27.28	138,291	5.50	25.33	117,213	25.27
$28.50 / $29.92	95,798	4.06	29.31	43,589	29.52
$32.28 / $32.30	217,622	7.31	32.29	168,398	32.29

	938,442	4.97	$23.72	806,292	$22.80

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
          On January 27, 2004, the shareholders approved the 2004 Employee Stock Purchase Plan, which is substantially the same as the ESPP. Purchases of 17,309 shares of common stock have been made under this plan.

Performance Equity Plan
           On January 22, 1997, the shareholders approved the Performance Equity Plan for Non-Employee Directors. The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial performance criteria. Performance targets for the 2004, 2003 and 2002 year resulted in the awarding of 675, 2,579 and 2,802 shares in the years 2005, 2004 and 2003 to the directors serving the Company and the subsidiaries.

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
          The Company's matching contribution charged to expense for the years ended September 30, 2005, 2004 and 2003, was $1.3 million, $1.4 million and $1.2 million respectively.
          The Sharing Thrift Plan provides that all employees who have completed a year of service with the Company in which they have worked at least 1,000 hours are entitled to receive a Profit Sharing Contribution from 0% to 100% of 6% of their base pay dependent on the profitability of the Company. Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Expenses related to the Plan during 2005, 2004 and 2003 totaled $1.4 million, $2.1 million and $1.8 million, respectively.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which was effective for the first interim or annual reporting period beginning after June 15, 2004. The Company adopted FAS 106-2 effective July 1, 2004. The Company has determined that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare part D and that it will qualify for the subsidy starting in 2006.
          The combined change in benefit obligation, change in plan assets and funded status of the Company's postretirement benefit plan and the amounts included in "other liabilities" on the Consolidated Financial Statements are shown below:

	September 30,

	2005	2004

Change in benefit obligation:
Benefit obligation at October 1	$2,133	$2,062
Interest cost	109	120
Plan participants' contribution	10	8
Actuarial (gain)/loss (1)	(345)	106
Benefit payments	(149)	(163)

Benefit obligation at September 30	$1,758	$2,133

Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	139	155
Plan participants' contributions	10	8
Benefit payments	(149)	(163)

Fair value of plan assets at September 30	$-	$-

Funded status:
As of end of year	$(1,758)	$(2,133)
Unrecognized transition obligation	258	620
Unrecognized net loss	552	630

Accrued postretirement benefit expense	$(948)	$(883)

(1) Includes gain of $424 thousand related to Medicare part D supplement

          An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2005 and 2004, by $178 thousand and $187 thousand, the aggregate of service and interest cost by $10 thousand and $11 thousand, respectively.
          The combined postretirement benefit expense components for the Company's plan are shown below:

	Years Ended September 30,

	2005	2004	2003

Interest Cost	$ 109	$ 120	$ 128
Amortization of transition obligation	96	98	91

Net postretirement expense	$ 205	$ 218	$ 219

          Assumptions used in computing the actuarial present value of the Company's postretirement benefit obligation were as follows:

	Years Ended September 30,

	2005	2004

Discount rate	5.25%	5.75%
Health care cost trend on covered charges
First year	8.00%	9.00%
Ultimate	5.00%	5.00%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

          The estimated future benefit payments are as follows:

Fiscal year	September 30,

2006	$111
2007	113
2008	120
2009	126
2010	131
2011-2015	686

NOTE 19.  Commitments and Contingencies

Loan Commitments
          Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $30.1 million at September 30, 2005. These were principally single-family loan commitments. Outstanding undisbursed closed construction loans amounted to $80.7 million. Other loan commitments totaled $33.3 million at September 30, 2005.
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
          The Company originates and services mortgage loans. All of the Company's loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $311.8 million, $269.9 million and $252.6 million at September 30, 2005, 2004 and 2003, respectively.
          Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to the Company's obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 was $2.9 million.

Derivative Instruments
           The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at September 30, 2005: commitments to originate fixed rate residential loans held for sale and forward sales commitments thereon.
          The Company originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments"). The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $27.6 million at September 30, 2005. It is anticipated that 90% of these loans will close totaling $24.8 million. The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2005.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

Lease Commitments
           The Company occupies office space and land under leases expiring on various dates through 2033. Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2005

One year	$1,735
Two years	1,679
Three years	1,625
Four years	1,197
Five years	889
Thereafter	3,215

Total	$10,340

          Rental expenses under operating leases were $1.6 million, $1.6 million and $1.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

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
          Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2005, that First Federal meets all capital adequacy requirements to which it is subject.
          As of September 30, 2005, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.
          First Federal's actual capital amounts and ratios at September 30, 2005 and 2004 are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Tangible capital (to Total Assets)	$ 179,601	7.24%	$ 37,148	1.50%
Core capital (to Total Assets)	179,601	7.24	99,272	4.00	$ 124,090	5.00%
Tier I capital (to Risk-based Assets)	179,601	10.49			101,294	6.00
Risk-based capital (to Risk-based Assets)	191,328	11.33	135,058	8.00	168,823	10.00

As of September 30, 2004
Tangible capital (to Total Assets)	$ 172,266	7.18%	$ 35,937	1.50%
Core capital (to Total Assets)	172,266	7.18	95,927	4.00	$ 119,908	5.00%
Tier I capital (to Risk-based Assets)	172,266	10.72			95,151	6.00
Risk-based capital (to Risk-based Assets)	184,873	11.66	126,867	8.00	158,584	10.00

           The Office of Thrift Supervision's capital distribution regulations specify the conditions relative to an institution's ability to pay dividends. The regulations permit institutions meeting fully phased-in capital

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

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
          First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve. At September 30, 2005 and 2004, these required balances were $18.9 million and $14.2 million, respectively.

NOTE 21.  Fair Value of Financial Instruments

          The following table sets forth the fair value of the Company's financial instruments :

	September 30,

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$123,579	$123,579	$102,310	$102,310
Investments available for sale	28,023	28,023	28,926	28,926
Investment in capital stock of FHLB	25,165	25,165	33,900	33,900
Loans receivable, net	1,888,389	1,888,634	1,817,585	1,837,084
Mortgage-backed securities available for sale	341,533	341,533	346,847	346,847
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	945,421	945,421	849,214	849,214
Certificate accounts	711,651	707,327	671,603	674,601
Advances from FHLB	452,000	459,703	658,000	678,221
Other borrowings	129,663	129,533	1,262	1,262
Long-term debt	46,392	46,390	46,392	45,696

          Financial instruments of the Company for which fair value approximates the carrying amount at September 30, 2005, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
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
          Under SFAS No. 107, the fair value of deposits with no stated maturity, such as regular savings accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms. No value has been estimated for the Company's long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107. The fair values of FHLB advances are estimated based on current rates for borrowings with similar terms.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

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
          The information presented is based on pertinent information available to management as of September 30, 2005. Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

Year Ended September 30, 2005
		Insurance
	Banking	Activities	Other	Total

Interest income	$130,162	$391	$223	$130,776
Interest expense	51,150	97	3,071	54,318
Net interest income	79,012	294	(2,848)	76,458
Provision for loan losses	4,810	16		4,826
Other income	26,726	142	2,365	29,233
Commissions on insurance and
other agency income	441	19,696	(125)	20,012
Non-interest expenses	61,842	14,044	3,682	79,568
Amortization of intangibles		484		484
Income tax expense	14,103	2,012	(1,515)	14,600

Net income	$25,424	$3,576	$(2,775)	$26,225

September 30, 2005
Total assets	$2,476,510	$39,385	$6,510	$2,522,405
Loans	$1,884,911	$3,478		$1,888,389
Deposits	$1,661,795		$(4,723)	$1,657,072

Year Ended September 30, 2004
		Insurance
	Banking	Activities	Other	Total

Interest income	$126,230	$215	$148	$126,593
Interest expense	47,960	46	1,985	49,991
Net interest income	78,270	169	(1,837)	76,602
Provision for loan losses	5,675			5,675
Other income	22,437	184	2,040	24,661
Commissions on insurance and
other agency income	353	17,277	(116)	17,514
Non-interest expenses	57,622	13,209	3,477	74,308
Amortization of intangibles		456		456
Income tax expense	13,577	1,428	(1,221)	13,784

Net income	$24,186	$2,537	$(2,169)	$24,554

September 30, 2004
Total assets	$2,395,777	$36,137	$10,399	$2,442,313
Loans	$1,815,800	1,785		$1,817,585
Deposits	$1,525,650		$(4,833)	$1,520,817

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

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
September 30, 2005, 2004 and 2003

NOTE 23.  First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

          At fiscal year end, the Company's principal asset was its investment in its subsidiaries, and the principal source of income for the Company was dividends and equity in undistributed earnings from its subsidiaries. The following is condensed financial information for the Company.

Statements of Financial Condition

	September 30,

	2005	2004

Assets
Cash and cash equivalents	$1,102	$188
Investments available for sale	5,218	9,953
Mortgage-backed securities available for sale, at fair value	57	84
Office properties and equipment, net	78
Investment in subsidiaries	206,108	198,954
Advances to / receivables from subsidiaries	3,278	501
Other	3,561	3,336

Total assets	$219,402	$213,016

Liabilities and Stockholders' Equity
Accrued expenses	$1,881	$1,437
Long-term debt	46,392	46,392
Stockholders' equity	171,129	165,187

Total liabilities and stockholders' equity	$219,402	$213,016

Statements of Operations

	Year Ended September 30,

	2005	2004	2003

Income
Increase (decrease) of equity in undistributed earnings
of subsidiaries	$8,784	$9,512	$(4,943)
Dividend income	20,500	17,400	33,600
Interest income	279	136	81
Other income	287	256	467

Total income	29,850	27,304	29,205

Expenses
Interest expense	3,150	1,987	924
Salaries and employee benefits	1,227	1,203	1,071
Stockholder relations and other	983	898	819

Total expense	5,360	4,088	2,814

Net income before tax	24,490	23,216	26,391
Income tax benefit	(1,735)	(1,338)	(820)

Net income	$26,225	$24,554	$27,211

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003
Statements of Cash Flows

	Year Ended September 30,

	2005	2004	2003

Operating Activities
Net income	$26,225	$24,554	$27,211
Adjustments to reconcile net income to net cash
provided by operating activities
(Increase) decrease of equity in undistributed earnings
of subsidiaries	(8,784)	(9,512)	4,943
Depreciation	20
Amortization of unearned premiums on investments, net	10
Amortization of issuance cost, trust preferred	54
Increase in other assets	(264)	(2,113)	(68)
Increase (decrease) in accrued expenses	619	(406)	1,181

Net cash provided by operating activities	17,880	12,523	33,267

Investing Activities
Repayments on mortgage-backed securities	27	29	37
Net sale (purchase) of investments available for sale	4,725	(7,975)	(300)
Purchase of equipment	(98)
Increase in line of credit to affiliate	(2,765)
Equity investment in subsidiary		(6,175)	(650)

Net cash provided by (used by) investing activities	1,889	(14,121)	(913)

Financing Activities
Net decrease in other borrowings		(24,075)	(2,675)
Increase in long-term debt		46,392
Costs associated with long-term debt	(26)	(1,392)
Proceeds from exercise of stock options	3,168	3,360	2,240
Dividends paid	(10,697)	(10,990)	(9,780)
Treasury stock purchased	(11,300)	(12,961)	(20,971)

Net cash (used in) provided by financing activities	(18,855)	334	(31,186)

Net increase (decrease) in cash and cash equivalents	914	(1,264)	1,168
Cash and cash equivalents at beginning of period	188	1,452	284

Cash and cash equivalents at end of period	$1,102	$188	$1,452

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,150	$1,987	$924
Income taxes	6,455	13,695	12,533
Unrealized net (loss) gain on securities available
for sale, net of income tax		(2)	1
Tax benefit resulting from stock options	320	348	212

NOTE 24.  Dividend Reinvestment and Direct Purchase Plan

          The Company has a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2005, 621,622 shares had been purchased or transferred to the Plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005, 2004 and 2003

NOTE 25.  Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2005
Total interest income	$31,981	$31,912	$33,051	$33,832	$130,776
Net interest income	19,146	18,932	19,266	19,114	76,458
Provision for loan losses	1,300	1,300	1,010	1,216	4,826
Income before income taxes	9,246	11,057	9,496	11,026	40,825
Net income	5,913	7,047	6,158	7,107	26,225
Earnings per common share:
Basic	$0.48	$0.57	$0.50	$0.58	$2.14
Diluted	0.47	0.56	0.49	0.57	2.09
2004
Total interest income	$31,760	$32,037	$31,545	$31,251	$126,593
Net interest income	19,139	19,609	19,153	18,701	76,602
Provision for loan losses	1,425	1,825	1,125	1,300	5,675
Income before income taxes	8,174	9,904	10,552	9,708	38,338
Net income	5,254	6,390	6,702	6,208	24,554
Earnings per common share:
Basic	$0.42	$0.51	$0.54	$0.50	$1.97
Diluted	0.41	0.50	0.52	0.49	1.92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has not, within the 24 months before the date of the most recent financial statements, changed its accountants.

ITEM 9A. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a) -- 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company's management, including chief executive officer ("CEO") and chief financial officer ("CFO"). Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods in the Securities Exchange Commission rules and forms.
          The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" under Item 8. Financial Statements and Supplementary Data."
          During the Company's fourth quarter of fiscal 2005, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a -- 15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item contained under the section captioned "Proposal I--Election of Directors" in the Company's definitive proxy statement for its annual meeting of stockholders to be held in January 2006, a copy of which has been filed with the SEC, the "Proxy Statement", is incorporated herein by reference.

          Executive Officers. For Information concerning the Company's executive officers, see Part 1 Item 1 - Business -- Other Information -- Executive Officers of the Registrant.

          Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Ronnie M. Givens (Chairman), Paul G. Campbell, Jr., Thomas J. Johnson, D. Kent Sharples and Henry M. Swink. The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements. Each member of the Audit Committee is "independent" as defined in the NASDAQ Stock Market listing standards for audit committee members.

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

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item contained under the Section captioned "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated herein by reference to the Section captioned "Audit Committee Matters -- Auditing and Related Fees" of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.   Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm - see Item 8 for       reference.

      All other schedules have been omitted, as the required information is either inapplicable or included in the Notes to       Consolidated Financial Statements.

2.   Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

3.4	Amendment to Registrant's Certificate of Incorporation	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.7	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.8	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.9	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed October 29, 2004

3.10	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant's Form 8-K filed December 1, 2004

3.11	Amendment to Registrant's Bylaws	Incorporated by reference to the Registrant'sForm 8-K filed December 1, 2004

4	The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries	N/A

10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit No.	Description of Exhibit	Location

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-employee Directors	Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C. 29423-8068

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 14, 2005	By:	/s/ A. Thomas Hood

A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ James C. Murray

	A. Thomas Hood		James C. Murray
	Director (Principal Executive Officer)		Director

Date:	December 14, 2005	Date:	December 14, 2005

By:	/s/ Susan E. Baham	By:	/s/ Paul G. Campbell, Jr.

	Susan E. Baham		Paul G. Campbell, Jr.
	Executive Vice President		Director
(Principal Financial and Accounting Officer)

Date:	December 14, 2005	Date:	December 14, 2005

By:	/s/Paula Harper Bethea	By:	/s/ Thomas J. Johnson

	Paula Harper Bethea		Thomas J. Johnson
	Director		Director

Date:	December 14, 2005	Date:	December 14, 2005

By:	/s/Ronnie M. Givens	By:	/s/ D. Kent Sharples

	Ronnie M. Givens		D. Kent Sharples
	Director		Director

Date:	December 14, 2005	Date:	December 14, 2005

By:	/s/ James L. Rowe	By:	/s/ Henry M. Swink

	James L. Rowe		Henry M. Swink
	Director		Director

Date:	December 14, 2005	Date:	December 14, 2005