Form 10-Q
period 2005-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2006-02-09
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES   ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding Shares at January 31, 2006

$.01 Par Value	12,033,894

FIRST FINANCIAL HOLDINGS, INC.

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Cash and cash equivalents	$124,102	$123,579
Investments available for sale, at fair value	26,764	28,023
Investment in capital stock of FHLB	26,335	25,165
Mortgage-backed securities available for sale, at fair value	340,387	341,533
Loans receivable, net of allowance of $14,167 and $14,155	1,923,132	1,878,730
Loans held for sale	8,311	9,659
Accrued interest receivable	9,012	8,804
Office properties and equipment, net	52,627	51,877
Real estate and other assets acquired in settlement of loans	2,118	1,755
Goodwill, net	21,229	21,229
Intangible assets	1,647	1,749
Other assets	30,667	30,302

Total assets	$2,566,331	$2,522,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$208,853	$216,946
Interest -bearing	1,482,319	1,440,126

Total deposits	1,691,172	1,657,072
Advances from FHLB	472,000	452,000
Other short-term borrowings	131,416	129,663
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	1,149	5,813
Outstanding checks	15,371	16,000
Accounts payable and other liabilities	38,022	44,336

Total liabilities	2,395,522	2,351,276

Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued and outstanding 16,299,009 and 16,264,774 shares at December 31, 2005 and September 30, 2005, respectively	163	163
Additional paid-in capital	49,102	48,298
Retained income, substantially restricted	207,834	204,600
Accumulated other comprehensive loss, net of income taxes	(3,749)	(3,232)
Treasury stock at cost, 4,278,581 and 4,149,079 shares at December 31, 2005 and September 30, 2005, respectively	(82,541)	(78,700)

Total stockholders’ equity	170,809	171,129

Total liabilities and stockholders’ equity	$2,566,331	$2,522,405

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended December 31,

	2005	2004

INTEREST INCOME
Interest and fees on loans	$31,091	$28,094
Interest on mortgage-backed securities	3,380	3,299
Interest and dividends on investments	670	548
Other	94	40

Total interest income	35,235	31,981

INTEREST EXPENSE
Interest on deposits	8,547	5,880
Interest on borrowed money	7,276	6,955

Total interest expense	15,823	12,835

NET INTEREST INCOME	19,412	19,146
Provision for loan losses	900	1,300

Net interest income after provision for loan losses	18,512	17,846

OTHER INCOME
Net gain on sale of loans	737	373
Net loss on sale of investment and mortgage-backed securities		(56)
Brokerage fees	505	634
Commissions on insurance	3,892	3,712
Other agency income	268	264
Service charges and fees on deposit accounts	4,759	2,947
Loan servicing operations, net	882	315
Gains on disposition of assets	22	1,566
Other	1,451	2,450

Total other income	12,516	12,205

NON-INTEREST EXPENSE
Salaries and employee benefits	13,667	13,118
Occupancy costs	1,341	1,253
Marketing	465	504
Depreciation, rental and maintenance of equipment	1,239	1,173
Prepayment penalties on FHLB advances		964
Amortization of intangibles	117	121
Other	4,711	3,672

Total non-interest expense	21,540	20,805

Income before income taxes	9,488	9,246
Income tax expense	3,365	3,333

NET INCOME	$6,123	$5,913

NET INCOME PER COMMON SHARE BASIC	$0.51	$0.48

NET INCOME PER COMMON SHARE DILUTED	$0.50	$0.47

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital			Treasury Stock
				Retained Income
	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				5,913				5,913
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $147					(230)			(230)

Total comprehensive income								5,683
Common stock issued pursuant to stock option and employee benefit plans	45		798					798
Cash dividends ($.23 per share)				(2,823)				(2,823)
Treasury stock purchased						41	(1,318)	(1,318)

Balance at December 31, 2004	16,136	$161	$45,610	$192,765	$(1,688)	3,829	$(69,321)	$167,527

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital			Treasury Stock
				Retained Income
	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				6,123				6,123
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $329					(517)			(517)

Total comprehensive income								5,606
Common stock issued pursuant to stock option and employee benefit plans	34		773					773
Stock option tax benefit			31					31
Cash dividends ($.24 per share)				(2,889)				(2,889)
Treasury stock purchased						130	(3,841)	(3,841)

Balance at December 31, 2005	16,299	$163	$49,102	$207,834	$(3,749)	4,279	$(82,541)	$170,809

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,123	$5,913
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,217	1,153
Amortization of intangibles	117	121
Gain on sale of loans, net	(737)	(373)
Loss on sale of investments and mortgage-backed securities, net		56
Gain on sale of property and equipment, net	(22)	(1,566)
Gain on sale of real estate owned, net		(23)
Amortization of unearned discounts/premiums on investments, net	401	729
Prepayment penalties on FHLB advances		964
Decrease in deferred loan fees and discounts	(39)	(90)
(Increase) decrease in receivables and other assets	(149)	2,121
Provision for loan losses	900	1,300
Write down of real estate and other assets acquired in settlement of loans	180	154
Proceeds from sales of loans held for sale	52,981	43,287
Impairment (recovery) loss from write-down of mortgage servicing rights	(424)	12
Origination of loans held for sale	(50,896)	(41,601)
Decrease in accounts payable and other liabilities	(6,584)	(5,759)

Net cash provided by operating activities	3,068	6,398

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	3,000
Proceeds from sales of investment securities available for sale	4,050	4,550
Net purchases of investment securities available for sale	(6,023)	(5,007)
(Purchase) redemption of FHLB stock	(1,170)	2,814
Increase in loans, net	(46,560)	(27,334)
Repayments on mortgage-backed securities available for sale	30,064	20,286
Proceeds from sales of mortgage-backed securities available for sale		19,768
Purchase of mortgage-backed securities available for sale	(29,932)	(44,996)
Proceeds from the sales of real estate owned	754	1,570
Acquisition of intangibles	(15)
Net purchase of office properties and equipment	(1,945)	(542)

Net cash used in investing activities	(47,777)	(28,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checking, passbook and money market fund accounts	(3,562)	(10,417)
Net increase (decrease) in certificates of deposit	37,662	(5,149)
Net proceeds (repayments) of FHLB advances	20,000	(74,000)
Prepayment penalties on FHLB advances		(964)
Net increase in securities sold under agreements to repurchase	1,754	111,570
Net decrease in other borrowings	(1)	(266)
Decrease in advances by borrowers for taxes and insurance	(4,664)	(3,892)
Proceeds from the exercise of stock options	773	798
Dividends paid	(2,889)	(2,823)
Treasury stock purchased	(3,841)	(1,318)

Net cash provided by financing activities	45,232	13,539

Net increase (decrease) in cash and cash equivalents	523	(8,954)
Cash and cash equivalents at beginning of period	123,579	102,310

Cash and cash equivalents at end of period	$124,102	$93,356

Supplemental disclosures:
Cash paid during the period for:
Interest	$17,078	$17,210
Income taxes	338	1,233
Loans foreclosed	1,297	1,876
Unrealized net loss on securities available for sale, net of income tax	(517)	(230)
Tax benefit resulting from stock options	31

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

          The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, (“First Financial”, or the “Company”), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal” or the “Association”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc.  The Company’s consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (VIEs) where the company is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

          The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of the Association. North Central Apartments, LP qualifies as a VIE of the Association as the Association is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of the Association. The Company’s wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

          The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  The unaudited consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q.  The information contained in the footnotes included in First Financial’s latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.  Certain fiscal 2005 amounts have been reclassified to conform to the statement presentations for fiscal 2006.

          Prior to fiscal 2006, the Company had adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which allowed a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under the Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. Effective October 1, 2005, the Company adopted the provisions of SFAS 123 Revised , “Share-based Payment”,(“SFAS 123(R)”) which requires the expensing of share-options as they are granted or exercised. See Footnote 4, Share-Based Payment Arrangements, for more details.

          The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected in future periods.

NOTE 2.  Nature of Operations

          First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies.  The Association has a total of 50 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

NOTE 3.  Accounting Estimates and Assumptions

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

NOTE 4.  Share-Based Payment Arrangements

          At December 31, 2005, the Company had several share-based payment plans for employees, which are described below. Prior to October 1, 2005, the Company had elected to continue using the fair value method of valuation as presented under Accounting Principles Bulletin (“APB”) Opinion 25. Effective October 1, 2005, the Company adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the three months ended December 31, 2005 was $160 thousand. The amount of related income tax benefit recognized in income was $14 thousand, resulting in a $146 thousand reduction in net income.

          The Company’s 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allow for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc.’s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they have been awarded based on previous service to the Company.  Share options may be granted with varying contractual terms but the maximum is a ten year term. Share options granted under the Plans that remain outstanding totaled 820,761 at December 31, 2005.  The 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 638,523 shares available for grant at December 31, 2005. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans).

          The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of the common stock of the Company on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans.  Share options granted under the Director Plans that remain outstanding totaled 138,255 at December 31, 2005. The 2004 Stock Option-for-Fees Plan has 147,171 shares available for grant at December 31, 2005.  The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans).

          Compensation cost is measured using the fair value method for employee awards.  The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common shares. The expected term of stock options granted differs for certain groups of employees exhibiting different post-vesting behaviors. For share options under the Plans, the Company is basing its expected term on the simplified method, which is the simple average between contractual term and vesting period.  For share options under the Director Plans, the expected term is based on the term of each option which is also the date that the related deferred compensation is payable per election of individual directors.  The risk-free rate is based on the expected term of share options and the applicable U.S. Treasury yield curve in effect at the time of grant.

          A summary of the assumptions used to determine the fair value of options granted during the three months ended December 31, 2005 is presented below:

December 31, 2005

Expected volatility	29.4% - 37.5%
Weighted-average volatility	33.2%
Expected dividends	2.94%
Expected term (years)	1.1 - 7
Risk-free rate	3.9% - 4.3%

          A summary of stock option activity under the Plans and Director Plans as of December 31, 2005 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value (000)

Outstanding at October 1, 2005	938,442	23.72
Granted	63,693	27.83
Exercised	(31,221)	15.84
Forfeited or expired	(11,898)	24.28
Outstanding at December 31, 2005	959,016	24.24	4.82	5,540
Exercisable at December 31, 2005	798,792	23.29	5.04	5,261

          The weighted-average grant-date fair value of share options granted during the three months ended December 31, 2005 was $6.99. The total intrinsic value of share options exercised during the three months ended December 31, 2005 was $476 thousand.

          As of December 31, 2005, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total original fair-value of shares vested during the three months ended December 31, 2005 was $256 thousand.  The total compensation costs recognized during the three months ended December 31, 2005 was $160 thousand as the cost is recognized over the service period on a straight line basis.

          The 2004 Employee Stock Purchase Plan, which was approved by shareholders, allows employees to purchase stock of the Company at a discounted price.  Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.  Certain provisions of the 2004 Employee Stock Purchase Plan require it be compensatory under SFAS 123(R).  A total of 3,014 shares were issued to employees at a discounted price during the quarter ended December 31, 2005.  During the quarter ended December 31, 2005, the Board of Directors suspended this plan, effective January 1, 2006.

          Cash received from share option exercises totaled $773 thousand during the three months ended December 31, 2005.  The actual tax benefit realized for the tax deductions from option exercises totaled $31 thousand for the quarter ended December 31, 2005.  The Company issues shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

          Prior to the adoption SFAS No. 123 (R) on October 1, 2005, which was the beginning of its fiscal period, the Company had used the intrinsic value method to account for employee share options under Accounting Principles Bulletin Opinion 25, “Accounting for Stock Issued to Employees”, as allowable under SFAS 123, “Accounting for Stock-Based Compensation.”  In its 2005 financial statements it had included the following information for the three months ended December 31, 2004:

December 31, 2004

Employee share-based payment compensation as reported	$0
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$249

          The weighted-average assumptions used for grants in the December 31, 2004 quarter were: dividend yield of  2.86%, expected volatility of 38%, average risk-free interest rate of 4.03% expected lives of 6 years and vesting period ranging from one to five years.

          The information for the three months ended December 31, 2004 has been disclosed below, together with reported and pro-forma figures for net income and earnings per share, in accordance with SFAS No. 123 (as amended by SFAS No. 148).

Information as Reported in the Financial Statements:

Net income	$5,913
Basic earnings per share	$.48
Diluted earnings per share	$.47
Share-based employee compensation cost, net of related tax effects	$0

Information Calculated as if Fair value Method Had Applied to All Awards

Share-based employee compensation cost, net of related tax effects	$249
Pro-forma net income	$5,664
Pro-forma basic earnings per share	$.46
Pro-forma diluted earnings per share	$.45

NOTE 5.  Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the three months ended December 31, 2005 and 2004 amounted to $5.6 million and $5.7 million, respectively.

          The Corporation’s “other comprehensive income (loss)” for the three months ended December 31, 2005 and 2004 and “accumulated other comprehensive income (loss)” as of December 31, 2005 and 2004 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

          Other comprehensive income (loss) for the three months ended December 31, 2005 and 2004 follows (in thousands):

	Three Months Ended December 31,

	2005	2004

Unrealized holding losses arising during period, net of tax	$(517)	$(266)
Less: reclassification adjustment for realized losses, net of tax		(36)

Unrealized losses on securities available for sale, net of applicable income taxes	$(517)	$(230)

NOTE 6. Gross Unrealized  Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
December 31, 2005
U.S. Treasury	1	$295	$5	1	$3,046	$49	2	$3,341	$54
U.S. Government agency mortgage-backed securities	9	72,552	1,237	10	68,729	1,582	19	141,281	2,819
Collateral mortgage obligations	1	11,324	277	5	55,287	932	6	66,611	1,209
Other mortgage-backed securities	5	43,427	590	10	54,272	1,480	15	97,699	2,070
Corporate securities	2	2,218	222	2	1,955	39	4	4,173	261

Total temporarily impaired	18	$129,816	$2,331	28	$183,289	$4,082	46	$313,105	$6,413

          At December 31, 2005, the Company had 46 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality.  The Company has the intent and ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

          The Company principally invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7.  Intangible Assets

          Intangible assets, net of accumulated amortization, at December 31, 2005, September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	December 31, 2005	September 30, 2005	December 31, 2004

Goodwill	$21,229	$21,229	$20,224

Customer list	3,594	3,579	3,574
Less accumulated amortization	(1,947)	(1,830)	(1,467)

	1,647	1,749	2,107

Total	$22,876	$22,978	$22,331

          At December 31, 2005, the company had one reportable segment with goodwill, insurance operations. There was no change in the carrying amount of goodwill related to insurance operations for the three months ended December 31, 2005.

          Amortization of intangibles totaled $117 thousand, $484 thousand and $121 thousand for the three months ended December 31, 2005, fiscal year ended September 30, 2005 and the three months ended December 31, 2004, respectively.

          The Company expects to record amortization expense related to intangibles of $469 thousand for fiscal year 2006, $414 thousand for fiscal 2007, $323 thousand for fiscal 2008, $148 thousand for fiscal 2009, $113 thousand for fiscal 2010 and an aggregate of $297 thousand for all years thereafter.

NOTE 8.  Mortgage Servicing Rights

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”), which are included in other assets, for the three months ended December 31, 2005, the fiscal year ended September 30, 2005 and the three months ended December 31, 2004 (in thousands):

	December 31, 2005	September 30, 2005	December 31, 2004

Balance at beginning of period	$12,209	$11,938	$11,938
Capitalized mortgage servicing rights	540	2,028	476
Amortization	(504)	(2,144)	(553)
Change in valuation allowance	424	387	(12)

Balance at end of period	$12,669	$12,209	$11,849

          The aggregate fair value of capitalized mortgage servicing rights at December 31, 2005, September 30, 2005 and December 31, 2004 was $12.7 million, $12.2 million and $11.8 million, respectively. At December 31, 2005, September 30, 2005 and December 31, 2004, respectively, the valuation allowance for capitalized MSRs totaled $929 thousand, $1.353 million and $1.752 million, respectively. In the quarter ended December 31, 2005 the Company recorded an impairment recovery of approximately $424 thousand compared with an impairment loss of approximately $12 thousand for the three months ended December 2004. At December 31, 2005, September 30, 2005 and December 31, 2004, the Company was servicing loans for others in the amount of $952.0 million, $950.6 million and $952.5 million, respectively.

          The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows:  $1.8 million for 2006 and 2007, $1.7 million for 2008, $1.6 million for 2009, $1.4 million for 2010 and $5.8 million thereafter.  The estimated amortization expense is based on current information regarding loan payments and prepayments.  Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 9.  Derivative Financial Instruments and Hedging

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

          The Company has identified the following derivative instruments which were recorded on the Company’s balance sheet at December 31, 2005: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

          The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans.  Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”). The commitments to originate fixed rate conforming loans totaled $12.9 million at December 31, 2005.  It is anticipated 90% of these loans will close totaling $11.6 million. The fair value of the $11.6 million is a liability of $29 thousand at December 31, 2005. The fair value of forward sales commitments of $13 million of “to be issued” mortgage-backed securities was a liability of $75 thousand at December 31, 2005.

NOTE 10.  Earnings Per Share

          Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended December 31,

	2005	2004

Weighted average number of common shares used in basic EPS	12,053,698	12,300,919
Effect of dilutive stock options	176,892	304,663

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,230,590	12,605,582

     For the three months December 31, 2005 and December 31, 2004 there were 237,855 and 220,595 option shares, respectively, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

NOTE 11.  Business Segments

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

Three months ended December 31, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$35,101	$96	$38	$35,235
Interest expense	15,037	36	750	15,823
Net interest income	20,064	60	(712)	19,412
Provision for loan losses	900			900
Other income	7,908	69	379	8,356
Commissions on insurance and other agency income	108	4,083	(31)	4,160
Non-interest expenses	16,762	3,536	1,125	21,423
Amortization of intangibles		117		117
Income tax expense	3,658	201	(494)	3,365

Net income	$6,760	$358	$(995)	$6,123

December 31, 2005
Total assets	$2,523,772	$36,549	$6,010	$2,566,331
Loans	$1,928,661	$2,782		$1,931,443
Deposits	$1,694,943		$(3,771)	$1,691,172

Three months ended December 31, 2004

	Banking	Insurance Activities	Other	Total

Interest income	$31,810	$125	$46	$31,981
Interest expense	12,033	16	786	12,835
Net interest income	19,777	109	(740)	19,146
Provision for loan losses	1,300			1,300
Other income	7,624	39	566	8,229
Commissions on insurance and other agency income	63	3,944	(31)	3,976
Non-interest expenses	16,541	3,394	749	20,684
Amortization of intangibles		121		121
Prepayment penalties on FHLB advances
Income tax expense	3,448	208	(323)	3,333

Net income	$6,175	$369	$(631)	$5,913

December 31, 2004
Total assets	$2,412,603	$34,627	$9,363	$2,456,593
Loans	$1,838,901	$1,619		$1,840,520
Deposits	$1,509,987		$(4,736)	$1,505,251

NOTE 12.  Guarantees

          Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to the Company’s obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 was $1.5 million.

NOTE 13.  Commitments and Contingencies

          The Company is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect the Company’s consolidated financial position or results of operations.

NOTE 14.  Other Income

          Included in Other Income for the three months ended December 31, 2004 is the receipt of a judgment totaling $1.3 million.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

          This report may contain certain “forward-looking statements” concerning the future operations of the Company.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Quarterly Report.  These forward-looking statements include, among others, statements regarding management’s belief concerning the adequacy of the allowance for loan losses, the ability of the Company to meet its contractual commitments, management’s belief with respect to the economic and interest rate environments and their impact on the Company, management’s belief regarding the resolution of certain loan delinquencies and the inclusion of all material loans in which doubt exists as to collectibility in nonperforming assets and impaired loans and the expected impact on the Company of recent accounting pronouncements.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

          Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to: (i) changes in the levels of general interest rates, deposit interest rates, the net interest margin, and funding sources; (ii) the strength of the U.S. economy and the strength of the local economies in which the Company operates; (iii) the ability of the Company to control costs and expenses; (iv) the ability of the Company to efficiently incorporate acquisitions into its operations; (v) the ability of the Company to successfully complete consolidation and conversion activities; (vi) the ability of the Company to offer competitive products and pricing; (vii) the ability of the Company to resolve outstanding credit issues and manage loan delinquency rates; (viii) costs and effects of litigation; (ix) the effect of changes in federal and state laws and regulation;  and (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies.  These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

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

          First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size.  First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, nine in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties:  Charleston County (16), Berkeley County (3), Dorchester County (5), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

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

          The Company continues to move forward with many strategic initiatives. In the first quarter of fiscal 2006, the ninth Wal-Mart in-store retail sales office was opened. This new office is located in Georgetown, South Carolina. An additional location in Charleston, South Carolina is planned for opening in March 2006.

FIRST QUARTER HIGHLIGHTS

          Net income for the quarter ended December 31, 2005 increased 3.6% to $6.1 million from net income of $5.9 million in the comparable quarter in fiscal 2005. Basic earnings per common share increased to $.51 per common share for the quarter ended December 31, 2005 compared to $.48 per common share for the quarter ended December 31, 2004.  On a diluted basis, earnings per common share increased to $.50 from $.47 in the comparable period.  The Company has changed its computation of dilutive shares due to the adoption of SFAS 123(R), which amended SFAS 128, “Earnings per Share”, to account for unrecognized compensation and its effect on the application of the Treasury Stock Method.

          The Company’s net interest margin decreased four basis points to 3.34% for the quarter ended December 31, 2005 from 3.38% for the comparable quarter ended December 31, 2004. Changes in the average balances of interest earning assets from the quarter ended December  31, 2004 to the current quarter ended December 31, 2005 included a $68.6 million increase in average loans while other average earning assets declined by $9.9 million.

          On a linked basis, the Company’s net interest margin increased this quarter by four basis points to 3.34% from 3.30% for the quarter ended September 30, 2005. Compared with the quarter ended September 30, 2005, the average yield on earning assets increased by 24 basis points to 6.07% while the average rate on costing liabilities increased by 19 basis points to 2.74%.

          Total non-interest income increased $311 thousand in the quarter ended December 31, 2005 to $12.5 million compared with the quarter ended December 31, 2004.  Gains on property sales were $1.6 million in the quarter ended December 31, 2004 and the Company also received a judgment settlement of $1.3 million during the quarter ended December 31, 2004. Deposit account fees increased $1.8 million, or 61.5%, to $4.8 million in the current quarter from $2.9 million in the comparable quarter in fiscal 2005.  On a linked quarter basis, deposit fees increased $506 thousand, or 11.9%.  The increase in deposit fees during the current quarter is primarily attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $715 thousand and $190 thousand, respectively, during the three months ended December 31, 2005 and 2004. Thus, excluding expenses, the Company’s net deposit revenues increased by $1.3 million, or 46.7% during the current quarter as compared to the comparable quarter in fiscal 2005. Insurance revenues also increased to $4.2 million during the current quarter compared to $4.0 million during the same period in fiscal 2005.  Income from loan servicing operations increased to $882 thousand during the current quarter from $315 thousand for the comparable quarter ended December 31, 2004.  The increase in loan servicing operations was principally a result of an impairment recovery of $424 thousand related to improved valuations of the Company’s originated mortgage servicing rights.

          Total non-interest expenses increased by $735 thousand, or 3.5% to $21.5 million for the quarter ended December 31, 2005 compared with the quarter ended December 31, 2004. Salaries and employee benefits increased by $549 thousand, partially attributable to the opening of several new offices since December 2004 and from increases for incentive compensation accruals, health and other benefit programs.  Costs during the quarter ended December 31, 2004 included discretionary bonuses of approximately $658 thousand. The other significant increases in expenses during the quarter ended December 31, 2005 included increased costs of $525 thousand related principally to the overdraft privilege program mentioned above and higher expenses related to overall growth in customer services and accounts supported.  Absent from the current quarter’s expenses is a $964 thousand prepayment charge incurred by the Company in connection with the early repayment of a $15 million FHLB advance during the same period in 2004.  Excluding this expense, total non-interest expenses increased 8.6% in the quarter ended December 31, 2005 compared with the quarter ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

          The Company’s accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10K for September 30, 2005.  Of these significant accounting policies, the Company has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At December 31, 2005, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $128.0 million. Unused business, personal and credit card lines, which totaled $317.9 million at December 31, 2005, are generally for short-term borrowings.

          Derivatives.  In accordance with SFAS No. 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 9 in the Notes to Consolidated Financial Statements.

OTHER POSTRETIREMENT BENEFITS

          The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company’s obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed. The Company’s other postretirement benefits are discussed more fully in Item 8, Note 18 to the Consolidated Financial Statements of the 10K for September 30, 2005.

          On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which was effective for the first interim or annual reporting period beginning after June 15, 2004.  The Company adopted FAS 106-2 effective July 1, 2004. The Company has determined that the drug benefit under its postretirement benefit plan is actuarially equivalent to Medicare part D and qualifies for the subsidy.

          The components of net periodic benefit costs for the three months ended December 31, 2005 and 2004 are shown in the following statement (in thousands):

	Other Postretirement Benefits Three months ended December 31,

	2005	2004

Interest Cost	$22	$27
Amortization of transition obligation	21	24

	$43	$51

          The Company previously disclosed in its financial statements for the year ended September 30, 2005, that it expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2006. As of the three months ended December 31, 2005, $31 thousand of contributions had been contributed.

BALANCE SHEET ANALYSIS

          Total assets of First Financial increased $43.9 million, or 1.74%, during the three months ended December 31, 2005. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at December 31, 2005 and September 30, 2005:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	September 30, 2005	Variance	% Change

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$124,102	$123,579	$523	0.42%
Investments available for sale, at fair value	26,764	28,023	(1,259)	(4.49)
Investment in capital stock of FHLB	26,335	25,165	1,170	4.65
Mortgage-backed securities available for sale, at fair value	340,387	341,533	(1,146)	(0.34)
Loans receivable, net of allowance of $14,167 and $14,155	1,923,132	1,878,730	44,402	2.36
Loans held for sale	8,311	9,659	(1,348)	(13.96)
Goodwill, net	21,229	21,229	—
Intangible assets	1,647	1,749	(102)	(5.83)
Other assets	94,424	92,738	1,686	1.82

Total assets	$2,566,331	$2,522,405	$43,926	1.74%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$208,853	$216,946	$(8,093)	(3.73)%
Interest-bearing	1,482,319	1,440,126	42,193	2.93

Total deposits	1,691,172	1,657,072	34,100	2.06
Advances from Federal Home Loan Bank	472,000	452,000	20,000	4.42
Other short-term borrowings	131,416	129,663	1,753	1.35
Long-term debt	46,392	46,392
Other liabilities	54,542	66,149	(11,607)	(17.55)

Total liabilities	2,395,522	2,351,276	44,246	1.88%

Stockholders’ equity	170,809	171,129	(320)	(0.19)

Total liabilities and stockholders’ equity	$2,566,331	$2,522,405	$43,926	1.74%

Investment Securities and Mortgage-backed Securities

          Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale decreased $1.2 million in the current three months ended December 31, 2005. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $36.0 million during the three months ended December 31, 2005. The Company sold $4.1 million of investments available for sale while $3.0 million of investments available for sale matured during the current quarter. During the three months ended December 31, 2005, there were no sales of mortgage-backed securities available for sale and repayments totaled $30.1 million. Net purchases of FHLB stock amounted to $1.2 million during the three months ended December 31, 2005.

Loans Receivable

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31, 2005	September 30, 2005	December 31, 2004

Real estate - residential mortgages (1-4 family)	$913,073	$928,505	$975,650
Real estate - residential construction	90,306	83,891	81,785
Commercial secured by real estate including multi-family	267,604	261,105	250,903
Commercial financial and agricultural	74,918	70,602	62,851
Land	154,587	127,314	108,502
Home equity loans	236,293	229,483	196,734
Mobile home loans	161,973	156,545	145,116
Credit cards	14,132	12,481	12,697
Other consumer loans	98,818	100,624	89,991

Total gross loans	2,011,704	1,970,550	1,924,229

Less:
Allowance for loan losses	14,167	14,155	14,697
Loans in process	67,086	68,958	69,840
Deferred loan fees and discounts on loans	(992)	(952)	(828)

	80,261	82,161	83,709

Total	$1,931,443	$1,888,389	$1,840,520

          Net loans increased $43.1 million during the three months ended December 31, 2005. The above chart shows a decline in residential mortgages during the first quarter of fiscal 2006.  Gross residential mortgage loans (1-4 family) declined $62.6 million during the twelve months ended December 31, 2005. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended December 31, 2005 and during the first three months of fiscal 2006. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

          The Company’s mobile home loan portfolio was 8.4% of the net loan portfolio at December 31, 2005 compared to 7.9% of the net loan portfolio at December 31, 2004.  During fiscal 2005 the Company expanded its mobile home lending program with a pilot program in the state of Florida.  Mobile home lending involves additional risks as result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates.  The average coupon on the mobile home loan portfolio at December 31, 2005 and December 31, 2004 was 9.62% and 9.80%, respectively.

Asset Quality

          The following table summarizes the Company’s problem assets for the periods indicated (amounts in thousands):

	December 31, 2005	September 30, 2005	December 31, 2004

Non-accrual loans	$6,200	$5,556	$7,763
Loans 90 days or more delinquent (1)	62	45	34
Real estate and other assets acquired in settlement of loans	2,118	1,755	4,178

Total	$8,380	$7,356	$11,975

As a percent of net loans and real estate owned	0.43%	0.39%	0.65%
As a percent of total assets	0.33%	0.29%	0.49%

(1) The Company continues to accrue interest on these loans.

          Problem assets increased $1.0 million during the three months ended December 31, 2005 from September 30, 2005.  The increase from September 30, 2005 was in non-accrual loans, loans 90 days or more delinquent and real estate and other assets acquired in settlement of loans.

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

          Following is a summary of the reserve for loan losses (in thousands):

	At and for the three months ended December 31,

	2005	2004

Balance at beginning of year	$14,155	$14,799
Provision charged to operations	900	1,300
Recoveries of loans previously charged-off	179	111
Loan losses charged to reserves	(1,067)	(1,513)

Balance at end of period	$14,167	$14,697

          Net charge-offs totaled $888 thousand in the current three months ended December 31, 2005 compared to $1.4 million in the comparable three months in fiscal 2005.  Consumer net charge-offs totaled $761 thousand in the current three months compared to $1.1 million in the comparable three months in fiscal 2005. Included in the consumer loan net charge-offs were $488 thousand and $648 thousand in net losses on the mobile home loan portfolio during the three months ended December 31, 2005 and December 31, 2004, respectively.  Real estate (residential and commercial) and commercial loan net charge-offs were $127 thousand in the current three months, compared to $344 thousand in the three months ended December 31, 2004.  Annualized net charge-offs as a percentage of average net loans decreased twelve basis points to .19% for the three months ended December 31, 2005 as compared to ..31% for the three months ended December 31, 2004. The average net loss rate on the mobile home portfolio on an annualized basis was 1.22% for the three months ended December 31, 2005, declining from 1.81% for the three months ended December 31, 2004.  Excluding the mobile home loan portfolio, the Company’s annualized net charge-offs as a percentage of average net loans decreased from .18% for the three months ended December 31, 2004 to .09% for the recent three months ended December 31, 2005.

          Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

          The Company’s impaired loans totaled $1.5 million at December 31, 2005 and September 30, 2005, respectively, and $974 thousand at December 31, 2004.

Deposits and Borrowings

          First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2005		September 30, 2005		December 31, 2004

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing checking accounts	$208,853	12.35%	$216,946	13.09%	$172,380	11.45%
Interest-bearing checking accounts	295,524	17.48	303,286	18.30	266,082	17.68
Statement and other accounts	161,252	9.53	169,703	10.24	168,277	11.18
Money market accounts	276,230	16.33	255,486	15.42	232,058	15.42
Certificate accounts	749,313	44.31	711,651	42.95	666,454	44.27

Total deposits	$1,691,172	100.00%	$1,657,072	100.00%	$1,505,251	100.00%

          Deposits increased $34.1 million during the three months ended December 31, 2005. The Company’s emphasis on checking account growth over the past twelve months has resulted in checking balances increasing $65.9 million. Money market accounts increased $20.7 million during the three months ended December 31, 2005 principally as a result of the introduction of a new money market product which generated approximately $43.5 million in balances through December 31, 2005.

          As a result principally of higher loan growth, the Company’s borrowings increased $21.8 million during the three months ended December 31, 2005. FHLB advances increased $20 million and other short-term borrowings increased $1.8 million during the three months ended December 31, 2005.

          In the first three months of fiscal 2005, the Company incurred a $964 thousand prepayment fee related to the prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from prepayment of FHLB advances.

Stockholders’ Equity

          The Company’s capital ratio, total capital to total assets, was 6.66% at December 31, 2005, compared to 6.78% at September 30, 2005.  During the three months ended December 31, 2005, the Company increased its dividend to stockholders to $.24 compared with $.23 per share in the first three months of fiscal 2005.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. At December 31, 2005, the Company had purchased approximately 430 thousand shares at a cost of approximately $12.6 million including purchases of $3.7 million during the quarter ended December 31, 2005. The program will expire June 30, 2006. During the first quarter of fiscal 2005 the Company purchased through the plan approximately 34 thousand shares at a cost of approximately $1.1 million.

          Changes in stockholders’ equity during the three months ended December 31, 2005 were comprised principally of net income, the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

          Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At December 31, 2005, the Association was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

          The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2005 (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Tangible capital (to Total Assets)	$181,578	7.18%	$37,857	1.50%
Core capital (to Total Assets)	181,578	7.18	101,196	4.00	$126,495	5.00%
Tier I capital (to Risk-based Assets)	181,578	10.27			104,626	6.00
Risk-based capital (to Risk-based Assets)	193,253	11.08	139,501	8.00	174,376	10.00

          For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2005.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

          The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

          The Association’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of the Association’s sources of liquidity is subject to various uncertainties beyond the control of the Association.  As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2005 (in thousands).

	At December 31, 2005 Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$360,814	$221,681	$103,017	$61,805	$1,996	$749,313
Borrowings	327,603	50,000		125,000	147,205	649,808
Purchases	790					790
Operating leases	1,719	1,676	1,600	1,841	2,956	9,792

Total contractual obligations	$690,926	$273,357	$104,617	$188,646	$152,157	$1,409,703

          The Association’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at December 31, 2005 estimates that an additional $251.8 million of funding is available.  At December 31, 2005, the Association has approximately $176.2 million of unpledged investments and mortgage-backed securities available for sale. At December 31, 2005, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $22.3 million is available from the “Discount Window”. All of the above liquidity sources except cash and cash equivalents give the Association approximately $450.3 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $100 million callable in fiscal 2006, with a weighted average rate of 5.55%; $25 million callable in fiscal 2007, with a weighted average rate of 3.51%; $50 million callable in fiscal 2008, with a weighted average rate of 3.41%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

          During the current three months the Company experienced a net cash outflow from investing activities of $47.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $36.0 million, purchase of office properties and equipment of $1.9 million, net purchase of FHLB stock of $1.2 million and a net increase of $46.6 million in loans, offset by repayments of mortgage-backed securities of $30.1 million, proceeds from sales and maturities of investments available for sale of $7.1 million and proceeds from sales of real estate owned of $754 thousand. The Company experienced cash inflows of $3.1 million and $45.2 million from operating activities and financing activities, respectively.  Financing activities consisted principally of a net increase of $34.1 million in deposits, an increase of $1.8 million in securities sold under agreements to repurchase, net proceeds from FHLB advances of $20.0 million and proceeds from exercise of stock options of $773 thousand offset by decreases in advances by borrowers for taxes and insurance of $4.7 million, dividends paid of $2.9 million and purchase of treasury stock of $3.8 million during the first three months of fiscal 2006.

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

          First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period.  For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2005.

Asset/Liability Management

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

          As of December 31, 2005, Management believes that there have been no significant changes in market risk as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2005.

          In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at December 31, 2005 levels.

Rate Change	Estimated % Change in Net Interest Income Over 12 Months

2.00%	(10.05)
1.00	(4.92)
Flat (Base Case)
(1.00)	3.46
(2.00)	3.61

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

          The following table is a summary of the Company’s one-year dynamic gap at December 31, 2005 (amounts in thousands):

December 31, 2005

Interest-earning assets maturing or repricing within one year	$1,071,516
Interest-bearing liabilities maturing or repricing within one year	1,068,350

Cumulative gap	$3,166

Gap as a percent of total assets	0.12%

          Based on the Company’s December 31, 2005 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.1 billion in interest-earning assets will reprice and approximately $1.1 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $3.2 million, or .12% of assets.  The Company’s one year dynamic gap position at December 31, 2004 was a negative $117.6 million, or 4.8% of assets. At the end of fiscal year ended September 30, 2005, the dynamic gap was a positive $5.3 million or .21% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are the Company’s estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company’s expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

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

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 2005 AND 2004

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended December 31, 2005 and 2004:

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,

	2005	2004	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$31,091	$28,094	$2,997	10.67%
Interest on mortgage-backed securities	3,380	3,299	81	2.46
Interest and dividends on investments	670	548	122	22.26
Other	94	40	54	135.00

Total interest income	35,235	31,981	3,254	10.17

INTEREST EXPENSE
Interest on deposits	8,547	5,880	2,667	45.36
Interest on borrowed money	7,276	6,955	321	4.62

Total interest expense	15,823	12,835	2,988	23.28

NET INTEREST INCOME	19,412	19,146	266	1.39
Provision for loan losses	900	1,300	(400)	(30.77)

Net interest income after provision for loan losses	18,512	17,846	666	3.73

OTHER INCOME
Net gain on sale of loans	737	373	364	97.59
Net (loss) gain on sale of investment and mortgage-backed securities		(56)	56	(100.00)
Brokerage fees	505	634	(129)	(20.35)
Commissions on insurance	3,892	3,712	180	4.85
Other agency income	268	264	4	1.52
Service charges and fees on deposit accounts	4,759	2,947	1,812	61.49
Loan servicing operations, net	882	315	567	180.00
Gain on disposition of assets	22	1,566	(1,544)	(98.60)
Other	1,451	2,450	(999)	(40.78)

Total other income	12,516	12,205	311	2.55

NON-INTEREST EXPENSE
Salaries and employee benefits	13,667	13,118	549	4.19
Occupancy costs	1,341	1,253	88	7.02
Marketing	465	504	(39)	(7.74)
Depreciation, rental and maintenance of equipment	1,239	1,173	66	5.63
Prepayment penalties on FHLB advances		964	(964)	(100.00)
Amortization of intangibles	117	121	(4)	(3.31)
Other	4,711	3,672	1,039	4.08

Total non-interest expense	21,540	20,805	735	3.53

Income before income taxes	9,488	9,246	242	2.62
Income tax expense	3,365	3,333	32	0.96

NET INCOME	$6,123	$5,913	$210	3.55%

NET INCOME PER COMMON SHARE BASIC	$0.51	$0.48	$0.03	6.25%

NET INCOME PER COMMON SHARE DILUTED	$0.50	$0.47	$0.03	6.38%

Net Interest Income

          Net interest income was $19.4 million and $19.1 during the quarters ended December 31, 2005 and 2004, respectively. The net interest margin for the quarter ended December 31, 2005 was 3.34% compared with 3.38% during the quarter ended December 31, 2004. Average earning assets increased 2.59% to $2.321 billion during the quarter ended December 31, 2005 compared to $2.263 billion in the December 2004 quarter. As a result of these variances, net interest income increased 1.4%, or $266 thousand, between the two quarters. The gross interest margin decreased from 3.35% during the quarter ended December 31, 2004 to 3.33% during the quarter ended December 31, 2005.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended December 31,

	2005		2004

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,915,155	6.49%	$1,846,603	6.09%
Mortgage-backed securities	345,292	3.92	351,634	3.75
Investments and other interest-earning assets	61,052	4.91	64,654	3.31

Total interest-earning assets	$2,321,499	6.07%	$2,262,891	5.64%

Deposits	$1,671,661	2.03%	$1,517,898	1.54%
Borrowings	620,625	4.66	705,106	3.92

Total interest-bearing liabilities	$2,292,286	2.74%	$2,223,004	2.29%

Gross interest margin		3.33%		3.35%
Net interest margin		3.34%		3.38%

          Management expects continued pressure on its net interest margin as a result of the amortization and maturities of loans and investment and mortgage-backed securities and the need to reinvest those funds at current market spreads for new earning assets.  The Federal Reserve increased the federal funds target rate by 25 basis points in each of eight moves starting in December of 2004 and ending in December 2005. However, the Treasury yield curve depicts an increase in short-term rates over this time period while long-term rates have declined or only increased marginally.  A continuation of this trend for a longer period would be detrimental to the Company’s net interest margin.

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended December 31, 2005 versus 2004

	Volume	Rate	Total

Interest income:
Loans	$1,068	$1,929	$2,997
Mortgage-backed securities	(61)	142	81
Investments and other interest-earning assets	(41)	217	176

Total interest income	966	2,288	3,254

Interest expense:
Deposits	641	2,026	2,667
Borrowings	(895)	1,216	321

Total interest expense	(254)	3,242	2,988

Net interest income	$1,220	$(954)	$266

Provision for Loan Losses

          The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the December 2005 quarter was principally attributable to lower problem loan levels and net loan charge-offs declining. Net loan charge-offs totaled $888 thousand and $1.4 million for the quarters ended December 31, 2005 and 2004, respectively.  Problem loans were $8.4 million at December 31, 2005 compared to $12.0 million at December 31, 2004. Total loan loss reserves as of December 31, 2005 were $14.2 million, or .73% of the total net loan portfolio compared with $14.7 million, or .80% of the total net loan portfolio at December 31, 2004.

Other Income/Non-Interest Expense

          Non-interest income was $311 thousand higher in the current quarter as compared to the same quarter of fiscal 2005. Gains from loan sales in the current quarter of $737 thousand reflected an increase from $373 thousand in the quarter ended December 31, 2004. Insurance revenues increased to $4.2 million during the current quarter compared to $4.0 million during the same period in fiscal 2005. Insurance revenues, which are seasonally slow during the first fiscal quarter, should increase on a linked quarter basis as the quarter typically includes the annual contingent income. Deposit account fees increased $1.8 million, or 61.5%, to $4.8 million in the current quarter as compared to the comparable quarter in fiscal 2005. This increase was primarily attributable to a successful implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $715 thousand and $190 thousand, respectively, during the three months ended December 31, 2005 and 2004. Thus, excluding expenses, the Company’s net deposit revenues increased by $1.3 million, or 46.7% during the current quarter as compared to the comparable quarter in fiscal 2005. Longer term interest rates increased slightly during the current quarter, resulting in lower estimated prepayment speeds for loans serviced and the recording of a mortgage servicing impairment recovery of $424 thousand.  The increase in loan servicing operations of $567 thousand was primarily attributable to the valuation adjustment. During the comparable quarter ended December 31, 2004, mortgage servicing rights valuations increased only slightly as longer term rates remained stable, resulting in a small impairment loss adjustment of approximately $12 thousand during that period. Gain on disposition of assets in the current quarter decreased $1.5 million as compared to the comparable quarter in fiscal 2005. Other non-interest income decreased $999 thousand as a result of a judgment settlement of $1.3 million that was recorded in the December 2004 quarter.

          Total non-interest expense increased by $735 thousand, or 3.5%, during the quarter ended December 31, 2005 compared with the comparable quarter ended December 31, 2004. Expenses in the December 30, 2004 quarter included a $964 thousand prepayment fee for the early repayment of FHLB advances. Salaries and employee benefit costs were higher in the current quarter, increasing by $549 thousand, or 4.2%. The increase was partially attributable to the opening of several new offices over the past year and from merit increases, incentive compensation and health benefit programs. The increase in compensation costs also included $160 thousand in compensation costs for share-based programs related to the adoption of FAS 123(R) on October 1, 2005. Included in other expenses for the quarter ended December 2005 were approximately $525 thousand directly related to the overdraft privilege program mentioned above. The total of all of the remaining expense categories increased by $625 thousand, or 9.3%, between the two quarters.

Income Tax Expense

          During the first quarter of fiscal 2006 the Company’s effective tax rate approximated 35.5% as compared to 36.0% during the first quarter of fiscal 2005. The effective rate change was principally related to the Company’s investment in low-income housing tax credits.

RECENTLY ADOPTED ACCOUNTING PRONOUCEMENTS

Accounting for Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primaril y on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

          The Company adopted SFAS 123(R) effective October 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. See Note 4, Share-Based Payment Arrangements, for a discussion of the Company’s current method of accounting for stock-based compensation and its previous method of accounting for stock-based compensation. As a result of the adoption of SFAS 123 (R) the Company recorded compensation costs of $160 thousand relative to the fair value of stock options over the performance period. The after tax effect reduced net income by $146 thousand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Asset/Liability Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended December 31, 2005

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

10/01/2005 thru 10/31/2005	28,400	$29.25	28,400	292,148
11/01/2005 thru 11/30/2005	86,582	29.62	84,000	208,148
12/01/2005 thru 12/31/2005	14,520	30.72	12,800	195,348

	129,502	29.66	125,200

          On April 29, 2005, the Company announced the approval of a stock repurchase program to acquire up to 625 thousand shares of common stock. During the quarter ended December 31, 2005 the Company purchased approximately 125 thousand shares at a cost of $3.7 million. The program will expire June 30, 2006.

          In addition to the repurchase program described above, the Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2005, 4,302 shares were repurchased under these provisions.

Item 5 – Other Information

          There was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of fiscal 2006 that was not so disclosed.

Item 6 – Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

Exhibit No.	Description of Exhibit	Location

3.4	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.7	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.8	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.9	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 29, 2004

3.10	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

3.11	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A

10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

Exhibit No.	Description of Exhibit	Location

10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 9, 2006	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer