Form 10-Q
period 2006-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2006-05-10
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer___	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐   NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at
Common Stock	April 28, 2006

$.01 Par Value	12,025,351

FIRST FINANCIAL HOLDINGS, INC.

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	March 31, 2006	September 30, 2005

ASSETS
Cash and cash equivalents	$113,898	$123,579
Investments available for sale, at fair value	27,908	28,023
Investment in capital stock of FHLB	25,568	25,165
Mortgage-backed securities available for sale, at fair value	319,729	341,533
Loans receivable, net of allowance of $14,161 and $14,155	1,978,837	1,878,730
Loans held for sale	5,586	9,659
Accrued interest receivable	9,455	8,804
Office properties and equipment, net	53,184	51,877
Real estate and other assets acquired in settlement of loans	2,410	1,755
Goodwill, net	21,229	21,229
Intangible assets, net	1,541	1,749
Other assets	31,752	30,302

Total assets	$2,591,097	$2,522,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Non interest-bearing	$224,901	$216,946
Interest -bearing	1,579,879	1,440,126

Total deposits	1,804,780	1,657,072
Advances from FHLB	456,000	452,000
Other short-term borrowings	52,521	129,663
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	2,949	5,813
Outstanding checks	14,043	16,000
Accounts payable and other liabilities	40,481	44,336

Total liabilities	2,417,166	2,351,276

Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares—none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,373,013 and 16,264,774 shares at March 31, 2006 and September 30, 2005, respectively	164	163
Additional paid-in capital	50,672	48,298
Retained income, substantially restricted	212,359	204,600
Accumulated other comprehensive loss, net of income taxes	(4,553)	(3,232)
Treasury stock at cost, 4,348,314 and 4,149,079 shares at March 31, 2006 and September 30, 2005, respectively	(84,711)	(78,700)

Total stockholders’ equity	173,931	171,129

Total liabilities and stockholders’ equity	$2,591,097	$2,522,405

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended March 31,

	2006	2005

INTEREST INCOME
Interest and fees on loans	$32,391	$27,945
Interest on mortgage-backed securities	3,519	3,321
Interest and dividends on investments	782	595
Other	91	51

Total interest income	36,783	31,912

INTEREST EXPENSE
Interest on deposits	10,043	6,115
Interest on borrowed money	7,314	6,865

Total interest expense	17,357	12,980

NET INTEREST INCOME	19,426	18,932
Provision for loan losses	1,309	1,300

Net interest income after provision for loan losses	18,117	17,632

OTHER INCOME
Net gain on sale of loans	515	467
Net gain on sale of investment and mortgage-backed securities	3
Brokerage fees	914	670
Commissions on insurance	5,808	5,800
Other agency income	301	330
Service charges and fees on deposit accounts	4,222	2,742
Loan servicing operations, net	685	1,007
Gains on disposition of assets	92	36
Other	1,663	1,456

Total other income	14,203	12,508

NON-INTEREST EXPENSE
Salaries and employee benefits	13,387	12,127
Occupancy costs	1,249	1,224
Marketing	622	465
Depreciation, rental and maintenance of equipment	1,178	1,223
Amortization of intangibles	117	121
Other	4,271	3,923

Total non-interest expense	20,824	19,083

Income before income taxes	11,496	11,057
Income tax expense	4,087	4,010

NET INCOME	$7,409	$7,047

NET INCOME PER COMMON SHARE BASIC	$0.62	$0.57

NET INCOME PER COMMON SHARE DILUTED	$0.61	$0.56

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Six Months Ended March 31,

	2006	2005

INTEREST INCOME
Interest and fees on loans	$63,482	$56,039
Interest on mortgage-backed securities	6,899	6,620
Interest and dividends on investments	1,452	1,143
Other	185	91

Total interest income	72,018	63,893

INTEREST EXPENSE
Interest on deposits	18,590	11,995
Interest on borrowed money	14,590	13,820

Total interest expense	33,180	25,815

NET INTEREST INCOME	38,838	38,078
Provision for loan losses	2,209	2,600

Net interest income after provision for loan losses	36,629	35,478

OTHER INCOME
Net gain on sale of loans	1,252	840
Net gain (loss) on sale of investment and mortgage-backed securities	3	(56)
Brokerage fees	1,419	1,304
Commissions on insurance	9,700	9,512
Other agency income	569	594
Service charges and fees on deposit accounts	8,981	5,689
Loan servicing operations, net	1,567	1,322
Gains on disposition of assets	114	1,602
Other	3,114	3,906

Total other income	26,719	24,713

NON-INTEREST EXPENSE
Salaries and employee benefits	27,054	25,245
Occupancy costs	2,590	2,477
Marketing	1,087	969
Depreciation, rental and maintenance of equipment	2,417	2,396
Prepayment penalties on FHLB advances		964
Amortization of intangibles	234	242
Other	8,982	7,595

Total non-interest expense	42,364	39,888

Income before income taxes	20,984	20,303
Income tax expense	7,452	7,343

NET INCOME	$13,532	$12,960

NET INCOME PER COMMON SHARE BASIC	$1.12	$1.05

NET INCOME PER COMMON SHARE DILUTED	$1.11	$1.03

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income			12,960					12,960
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $1,316					(2,067)			(2,067)

Total comprehensive income								10,893
Common stock issued pursuant to stock option and employee benefit plans	90	1	1,798					1,799
Cash dividends ($.46 per share)				(5,657)				(5,657)
Treasury stock purchased						41	(1,318)	(1,318)

Balance at March 31, 2005	16,181	$162	$46,610	$196,978	$(3,525)	3,829	$(69,321)	$170,904

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				13,532				13,532
Other comprehensive loss:								—
								—
								—
Unrealized net loss on securities available for sale, net of tax of $841					(1,321)			(1,321)

Total comprehensive income								12,211
Common stock issued pursuant to stock option and employee benefit plans	108	1	2,287					2,288
Stock option tax benefit			87					87
Cash dividends ($.48 per share)				(5,773)				(5,773
Treasury stock purchased						199	(6,011)	(6,011)

Balance at March 31, 2006	16,373	$164	$50,672	$212,359	$(4,553)	4,348	$(84,711)	$173,931

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,532	$12,960
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,423	2,324
Amortization of intangibles	234	242
Gain on sale of loans, net	(1,252)	(840)
(Gain) Loss on sale of investments and mortgage-backed securities, net	(3)	56
Gain on sale of property and equipment, net	(114)	(1,602)
Gain on sale of real estate owned, net	(5)	(147)
Stock option compensation expense	362
Amortization of unearned discounts/premiums on investments, net	706	1,138
Prepayment penalties on FHLB advances		964
Decrease in deferred loan fees and discounts	(54)	(62)
(Increase) decrease in receivables and other assets	(1,506)	834
Provision for loan losses	2,209	2,600
Write down of real estate and other assets acquired in settlement of loans	611	601
Proceeds from sales of loans held for sale	94,484	80,978
Impairment recovery from write-down of mortgage servicing rights	(595)	(595)
Origination of loans held for sale	(89,159)	(80,035)
(Decrease) increase in accounts payable and other liabilities	(4,971)	3,284

Net cash provided by operating activities	16,902	22,700

CASH FLOWS FROM INVESTING ACTIVITIE S
Proceeds from maturity of investments available for sale	3,000	6
Proceeds from sales of investment securities available for sale	6,553	14,150
Net purchases of investment securities available for sale	(9,643)	(16,316)
(Purchase) redemption of FHLB stock	(403)	4,235
Increase in loans, net	(106,413)	(49,942)
Repayments on mortgage-backed securities available for sale	49,077	33,966
Proceeds from sales of mortgage-backed securities available for sale	1,128	24,962
Purchase of mortgage-backed securities available for sale	(29,933)	(53,588)
Proceeds from the sales of real estate owned	1,762	4,607
Acquisition of intangibles	(26)	(574)
Net purchase of office properties and equipment	(3,616)	(1,527)

Net cash used in investing activities	(88,514)	(40,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook and money market fund accounts	96,239	35,547
Net increase (decrease) in certificates of deposit	51,469	(8,668)
Net proceeds (repayments) of FHLB advances	4,000	(106,000)
Prepayment penalties on FHLB advances		(964)
Net (decrease) increase in securities sold under agreements to repurchase	(77,139)	105,805
Net decrease in other borrowings	(3)	(1,246)
Decrease in advances by borrowers for taxes and insurance	(2,864)	(2,371)
Proceeds from the exercise of stock options	1,926	1,799
Tax benefit resulting from stock options	87
Dividends paid	(5,773)	(5,657)
Treasury stock purchased	(6,011)	(1,318)

Net cash provided by financing activities	61,931	16,927

Net decrease in cash and cash equivalents	(9,681)	(394)
Cash and cash equivalents at beginning of period	123,579	102,310

Cash and cash equivalents at end of period	$113,898	$101,916

Supplemental disclosures:
Cash paid during the period for:
Interest	$31,943	$28,328
Income taxes	7,638	6,247
Loans foreclosed	3,023	3,712
Loans securitized	1,128
Unrealized net loss on securities available for sale, net of income tax	(1,321)	(2,067)

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

General

          The significant accounting policies followed by First Financial for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. The information contained in the footnotes included in the Company’s Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. Certain fiscal 2005 amounts have been reclassified to conform to the statement presentations for fiscal 2006. The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, (“First Financial”, or the “Company”), its wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal” or the “Association”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

          The Company’s consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (VIEs) where the company is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

Controlling Financial Interest

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

Commission Revenue Recognition

          First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions are recognized as revenue when received. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commission revenues are deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

Transfer of Financial Assets

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We review all sales of loans by evaluating specific terms in the sales documents. The Company believes that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, the Company has no recourse with these loans except in the case of fraud. In certain sales, the Company may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at date of sale.

          The Company may package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”). The Company receives 100% of the securities backed by the mortgage loans, which are federal agency guaranteed. The securitizations are not accounted for as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company’s books and subsequently, if sold, the gain or loss on the sale of these securities is reported as a gain or loss on the sale of investments and mortgage-backed securities.

Share Based Payment Arrangements

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

          The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

NOTE 2.  Nature of Operations

          First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies.  The Association has a total of 51 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4.  Share-Based Payment Arrangements

          At March 31, 2006, the Company had several share-based payment plans for employees, which are described below.   Prior to October 1, 2005, the Company had elected to continue using the fair value method of valuation as presented under Accounting Principles Bulletin (“APB”) Opinion 25.  Effective October 1, 2005, the Company adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the three and six months ended March 31, 2006 was $202 thousand and $362 thousand, respectively. The amount of related income tax benefit recognized in income during the three and six-months ended March 31, 2006 was $33 thousand and $47 thousand, respectively,  resulting in a $169 thousand and $315 thousand reduction in net income, respectively.

Employee Share Option Plans

          The Company’s 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allow for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc.’s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they have been awarded based on previous service to the Company.  Share options may be granted with varying contractual terms but the maximum is a ten year term. Share options granted under the Plans that remain outstanding totaled 745,501 at March 31, 2006.  The 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 645,988 shares available for grant at March 31, 2006. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans).

          The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan  (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of the common stock of the Company on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans.  Share options granted under the Director Plans that remain outstanding totaled 135,858 at March 31, 2006. The 2004 Stock Option-for-Fees Plan has 147,171 shares available for grant at March 31, 2006.  The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans).

          Compensation cost is measured using the fair value method for employee awards.  The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common shares. The expected term of stock options granted differs for certain groups of employees exhibiting different post-vesting behaviors. For share options under the Plans, the Company is basing its expected term on the simplified method which is the simple average between contractual term and vesting period.  For share options under the Director Plans, the expected term is based on the term of each option which is also the date that the related deferred compensation is payable per election of individual directors.  The risk-free rate is based on the expected term of share options and the applicable U.S. Treasury yield curve in effect at the time of grant.

          A summary of the assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2006 is presented below:

March 31, 2006

Expected volatility	29.4 - 37.5%
Weighted-average volatility	33.2%
Expected dividends	2.94%
Expected term (years)	1.1 - 7%
Risk-free rate	3.9 - 4.3%

          A summary of stock option activity under the Plans and Director Plans as of March 31, 2006 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value ($000)

Outstanding at January 1, 2006	959,016	24.24
Granted
Exercised	(70,192)	17.36
Forfeited or expired	(7,465)	30.72

Outstanding at March 31, 2006	881,359	24.73	4.72	5,443

Exercisable at March 31, 2006	722,965	23.80	4.99	5,010

          A summary of stock option activity under the Plans and Director Plans as of March 31, 2006 and changes during the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value ($000)

Outstanding at October 1, 2005	938,442	23.72
Granted	63,693	27.83
Exercised	(101,413)	16.89
Forfeited or expired	(19,363)	26.76

Outstanding at March 31, 2006	881,359	24.73	4.72	5,443

Exercisable at March 31, 2006	722,965	23.80	4.99	5,010

          The weighted-average grant-date fair value of share options granted during the three and six months ended March 31, 2006 was $6.99.There were no grants in the three months ended March 31, 2006. The total intrinsic value of share options exercised during the three and six months ended March 31, 2006 was $1.0 million and $1.5 million, respectively.

          As of March 31, 2006, there was $954 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total original fair-value of shares vested during the six months ended March 31, 2006 was $256 thousand.  The total compensation costs recognized during the six months ended March 31, 2006 was $362 thousand as the cost is recognized over the service period on a straight line basis.

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

          Cash received from share option exercises totaled $1.9 million during the six months ended March 31, 2006.  The actual tax benefit realized for the tax deductions from option exercises totaled $87 thousand for the six months ended March 31, 2006.  The Company issues shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

Performance Equity Plan for Non-Employee Directors

          On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the “Plan”). The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial criteria. Performance targets for the 2005 year resulted in the awarding of 3,812 shares in the year 2006 to the directors serving the Company and the subsidiaries. A maximum of 60,000 shares are reserved for issuance under the Plan. As of March 31, 2006, 56,188 shares were available for future issuance.

          Prior to the adoption SFAS No. 123 (R) on October 1, 2005, which was the beginning of its fiscal period, the Company had used the intrinsic value method to account for employee share options under Accounting Principles Bulletin Opinion 25, “Accounting for Stock Issued to Employees”, as allowable under SFAS 123, “Accounting for Stock-Based Compensation.”  In its 2005 financial statements it had included the following information for the three months and six ended March 31, 2005:

Three Months Ended March 31, 2005

Share-based payment compensation as reported	$—
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$249

Six Months Ended March 31, 2005

Share-based payment compensation as reported	$—
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$497

          The weighted-average assumptions used for grants for the three and six months ended March 31, 2005 were: dividend yield of 2.86%, expected volatility of 38%, average risk-free interest rate of 4.03%, expected lives of 6 years and vesting period ranging from one to five years.

          The information for the three and six months ended March 31, 2005 has been disclosed below, together with reported and pro-forma figures for net income and earnings per share, in accordance with SFAS 123 (as amended by SFAS 148).

Information as Reported in the Financial Statements for the Three Months Ended March 31, 2005:

Net Income	$7,047
Basic earnings per share	$0.57
Diluted earnings per share	$0.56
Share-based employee compensation cost, net of related tax effects	$—

Information as Reported in the Financial Statements for the Six Months Ended March 31, 2005:

Net Income	$12,960
Basic earnings per share	$1.05
Diluted earnings per share	$1.03
Share-based employee compensation cost, net of related tax effects	$—

Information Calculated as if Fair Value Method Had Applied to All Awards for the Three Months Ended March 31, 2005:

Share-based employee compensation cost, net of related tax effects	$249
Pro-forma net income	$6,798
Pro-forma basic earnings per share	$0.55
Pro-forma diluted earnings per share	$0.54

Information Calculated as if Fair Value Method Had Applied to All Awards for the Six Months Ended March 31, 2005:

Share-based employee compensation cost, net of related tax effects	$497
Pro-forma net income	$12,463
Pro-forma basic earnings per share	$1.01
Pro-forma diluted earnings per share	$0.99

NOTE 5.  Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2006 and 2005 amounted to $12.2 million and $10.9 million, respectively.

          The Corporation’s “other comprehensive income (loss)” for the three and six months ended March 31, 2006 and 2005 and “accumulated other comprehensive income (loss)” as of March 31, 2006 and 2005 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

          Other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Unrealized holding losses arising during period, net of tax	$(802)	$(1,837)
Less: reclassification adjustment for realized gains, net of tax	2

Unrealized losses on securities available for sale, net of applicable income taxes	$(804)	$(1,837)

          Other comprehensive income (loss) for the six months ended March 31, 2006 and 2005 follows (in thousands):

	Six Months Ended March 31,

	2006	2005

Unrealized holding losses arising during period, net of tax	$(1,319)	$(2,103)
Less: reclassification adjustment for realized gains (losses), net of tax	2	(36)

Unrealized losses on securities available for sale, net of applicable income taxes	$(1,321)	$(2,067)

NOTE 6. Gross Unrealized  Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, were as follows:

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
March 31, 2006
U.S. Treasury				2	$3,320	$45	2	$3,320	$45
U.S. Government agency mortgage-backed securities	7	$54,800	$1,079	11	78,498	2,215	18	133,298	3,294
Collateral mortgage obligations	1	14,170	157	6	61,292	1,466	7	75,462	1,623
Other mortgage-backed securities	3	21,221	336	12	70,437	2,170	15	91,658	2,506
Corporate securities	2	2,159	225	2	1,967	34	4	4,126	259

Total temporarily impaired	13	$92,350	$1,797	33	$215,514	$5,930	46	$307,864	$7,727

          At March 31, 2006, the Company had 46 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality.  The Company has the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

          The Company principally invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7.  Intangible Assets

          Intangible assets, net of accumulated amortization, at March 31, 2006, September 30, 2005 and March 31, 2005 are summarized as follows (in thousands):

	March 31, 2006	September 30, 2005	March 31, 2005

Goodwill	$21,229	$21,229	$20,798

Customer list	3,605	3,579	3,574
Less accumulated amortization	(2,064)	(1,830)	(1,588)

	1,541	1,749	1,986

Total	$22,770	$22,978	$22,784

          At March 31, 2006, the Company had one reportable segment with goodwill, insurance operations. There was no change in the carrying amount of goodwill related to insurance operations for the six months ended March 31, 2006.

          Amortization of intangibles totaled $234 thousand, $484 thousand and $242 thousand for the six months ended March 31, 2006, fiscal year ended September 30, 2005 and the six months ended March 31, 2005, respectively.

          The Company expects to record amortization expense related to intangibles of $469 thousand for fiscal year 2006, $425 thousand for fiscal 2007, $313 thousand for fiscal 2008, $159 thousand for fiscal 2009, $113 thousand for fiscal 2010 and an aggregate of $296 thousand for all years thereafter.

NOTE 8.  Mortgage Servicing Rights

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”), which are included in other assets, for the six months ended March 31, 2006, the fiscal year ended September 30, 2005 and the six months ended March 31, 2005 (in thousands):

	March 31, 2006	September 30, 2005	March 31, 2005

Balance at beginning of period	$12,209	$11,938	$11,938
Capitalized mortgage servicing rights	986	2,028	814
Amortization	(965)	(2,144)	(1,086)
Change in valuation allowance	595	387	595

Balance at end of period	$12,825	$12,209	$12,261

          The aggregate fair value of capitalized mortgage servicing rights at March 31, 2006, September 30, 2005 and March 31, 2005 was $12.8 million, $12.2 million and $12.3 million, respectively. At March 31, 2006, September 30, 2005 and March 31, 2005, respectively, the valuation allowance for capitalized MSRs totaled $759 thousand, $1.353 million and $1.146 million, respectively. In the quarter ended March 31, 2006 the Company recorded an impairment recovery of approximately $171 thousand compared with an impairment recovery of approximately $607 thousand for the three months ended March 2005. The impairment recovery for both the six months ended March 31, 2006 and 2005 was approximately $595 thousand. At March 31, 2006, September 30, 2005 and March 31, 2005, the Company was servicing loans for others in the amount of $954.4 million, $950.6 million and $945.6 million, respectively.

          The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows:  $1.7 million for 2006, $1.8 million for 2007, $1.7 million for 2008, $1.6 million for 2009, $1.5 million for 2010 and $6.2 million thereafter.  The estimated amortization expense is based on current information regarding loan payments and prepayments.  Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 9.  Derivative Financial Instruments and Hedging

          The Company uses derivatives as part of its interest rate management activities.  Prior to the implementation of Staff Accounting Bulletin, (“SAB”) 105, the Company recognized a servicing value at the time the commitment was made.  After implementation, the Company recognizes the servicing value when the loan is sold.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities.  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  The Company does not currently engage in any activities that qualify for hedge accounting under SFAS 133.  All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

          The Company has identified the following derivative instruments which were recorded on the Company’s balance sheet at March 31, 2006: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

          The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans.  Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”). The commitments to originate fixed rate conforming loans totaled $23.1million at March 31, 2006.  It is anticipated 85% of these loans will close totaling $19.6 million. The fair value of the $19.6 million is a liability of $152 thousand at March 31, 2006. The fair value of forward sales commitments of $21 million of “to be issued” mortgage-backed securities was an asset of $61 thousand at March 31, 2006.

NOTE 10.  Earnings Per Share

          Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,

	2006	2005

Weighted average number of common shares used in basic EPS	12,023,015	12,323,460
Effect of dilutive stock options	166,675	245,983

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,189,690	12,569,443

	Six Months Ended March 31,

	2006	2005

Weighted average number of common shares used in basic EPS	12,038,525	12,312,055
Effect of dilutive stock options	171,784	275,323

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,210,309	12,587,378

          For the three and six months ended March 31, 2006 and March 31, 2005 there were 317,773 and 282,586 option shares, respectively, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

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

Three months ended March 31, 2006

	Banking	Insurance Activities	Other	Total

Interest income	$36,617	$101	$65	$36,783
Interest expense	16,568	36	753	17,357
Net interest income	20,049	65	(688)	19,426
Provision for loan losses	1,300	9		1,309
Other income	7,236	65	793	8,094
Commissions on insurance and other agency income	(15)	6,157	(33)	6,109
Non-interest expenses	15,784	3,714	1,209	20,707
Amortization of intangibles		117		117
Income tax expense	3,567	881	(361)	4,087

Net income	$6,619	$1,566	$(776)	$7,409

Six months ended March 31, 2006

	Banking	Insurance Activities	Other	Total

Interest income	$71,718	$197	$103	$72,018
Interest expense	31,605	72	1,503	33,180
Net interest income	40,113	125	(1,400)	38,838
Provision for loan losses	2,200	9		2,209
Other income	15,144	134	1,172	16,450
Commissions on insurance and other agency income	93	10,240	(64)	10,269
Non-interest expenses	32,546	7,250	2,334	42,130
Amortization of intangibles		234		234
Income tax expense	7,225	1,082	(855)	7,452

Net income	$13,379	$1,924	$(1,771)	$13,532

March 31, 2006

Total assets	$2,546,180	$39,094	$5,823	$2,591,097
Loans	$1,981,438	$2,985		$1,984,423
Deposits	$1,809,936		$(5,156)	$1,804,780

Three months ended March 31, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$31,792	$71	$49	$31,912
Interest expense	12,188	19	773	12,980
Net interest income	19,604	52	(724)	18,932
Provision for loan losses	1,300			1,300
Other income	5,747	28	603	6,378
Commissions on insurance and other agency income	57	6,104	(31)	6,130
Non-interest expenses	14,508	3,544	910	18,962
Amortization of intangibles		121		121
Income tax expense	3,482	907	(379)	4,010

Net income	$6,118	$1,612	$(683)	$7,047

Six months ended March 31, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$63,602	$196	$95	$63,893
Interest expense	24,221	35	1,559	25,815
Net interest income	39,381	161	(1,464)	38,078
Provision for loan losses	2,600			2,600
Other income	13,371	67	1,169	14,607
Commissions on insurance and other agency income	120	10,048	(62)	10,106
Non-interest expenses	31,049	6,938	1,659	39,646
Amortization of intangibles		242		242
Income tax expense	6,930	1,115	(702)	7,343

Net income	$12,293	$1,981	$(1,314)	$12,960

March 31, 2005

Total assets	$2,422,417	$37,450	$13,198	$2,473,065
Loans	$1,859,125	$2,049		$1,861,174
Deposits	$1,555,012		$(7,316)	$1,547,696

NOTE 12.  Guarantees

          Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to the Company’s obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2006 was $1.7 million.

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

NOTE 15.   Loan Sales

          During the six months ended March 31, 2006 and March 31, 2005, the Association had loan sales of approximately $94.5 million and $81.0 million, respectively, of which $56.9 million and $48.0 million, respectively, were to the Federal Home Loan Bank of Atlanta (“FHLB”).

          The Association transfers closed mortgage loans to the FHLB for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the FHLB and the Association which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the FHLB receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.

          The credit risk is shared between the Association and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by the Association with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the Association’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of the Association’s credit enhancement obligation.

           Upon completion of a transfer of loans to the FHLB, the Association recognizes the fair value of the furture cash flows from credit enhancement fees, reduced by the costs of pool insurance. The Association recognizes at fair value its recourse obligation due to the credit enhancement obligation. When applying sales accounting treatment to the MPF sales, these respective fair values enter into the Association’s gain or loss on the sales under SFAS 140. Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods. As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established. To date, the Association has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above. Any losses to date have been immaterial and were out of the FLA.

           Servicing of the loans sold to the FHLB is also retained by the Association and is appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly.

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

          First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size.  First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, ten in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties:  Charleston County (17), Berkeley County (3), Dorchester County (5), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

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

          The Company continues to move forward with many strategic initiatives. The Company has opened two new in-store retail sales offices (in Georgetown and Charleston, South Carolina) in the six months ended March 31, 2006. The Company has commitments to open three additional in-store offices in the remainder of fiscal years 2006 and 2007.

SECOND QUARTER HIGHLIGHTS

          Net income for the quarter ended March 31, 2006 increased 5.14% to $7.4 million from net income of $7.0 million in the comparable quarter in fiscal 2005. Diluted earnings per common share increased 8.9% to $.61 per common share for the quarter ended March 31, 2006 from diluted earnings per share of $.56 per common share for the quarter ended March 31, 2005. The Company has changed its computation of dilutive shares due to the adoption of SFAS 123(R), which amended Statement of Financial Accounting Standards No. 128, “Earnings per Share”, to account for unrecognized compensation and its effect on the application of the Treasury Stock Method.

          The Company’s net interest margin decreased six basis points to 3.27% for the quarter ended March 31, 2006 from 3.33% for the comparable quarter ended March 31, 2005. Changes in the average balances of interest earning assets from the quarter ended March  31, 2005 to the current quarter ended March 31, 2006 included a $108.9 million increase in average loans while other average earning assets declined by $12.6 million.

          Even though the Federal Reserve has increased rates by 200 basis points in calendar year 2005 and another 50 basis points during the first quarter of calendar year 2006, on a linked basis, the Company’s net interest margin decreased this quarter by only seven basis points to 3.27% from 3.34% for the quarter ended December 31, 2005. The linked quarter’s decrease in net interest margin is attributable to higher rates on the repricing of liabilities during the quarter than rates on assets that repriced, partially attributable to focused efforts to attract funds in the new Market Preferred money market account. The Company’s net interest margin improved in the month of March 2006, evidence that the degree of net interest margin compression should lessen in future periods.

          Total non-interest income increased $1.7 million in the quarter ended March 31, 2006 to $14.2 million compared with the quarter ended March 31, 2005. The Company received a judgment settlement of $1.3 million during the quarter ended March 31, 2005. Due to an increase in brokerage activity, fee income increased $244 thousand, or 36.4%, to $914 thousand in the current quarter from $670 thousand in the comparable quarter in fiscal 2005. Deposit account fees increased $1.5 million, or 54.0%, to $4.2 million in the current quarter from $2.7 million in the comparable quarter in fiscal 2005. The increase in deposit fees during the current quarter is primarily attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $303 thousand and $151 thousand, respectively, during the three months ended March 31, 2006 and 2005. Thus, excluding expenses, the Company’s net deposit revenues increased by $1.3 million, or 51.2% during the current quarter as compared to the comparable quarter in fiscal 2005. Income from loan servicing operations decreased to $685 thousand during the current quarter from $1.0 million for the comparable quarter ended March 31, 2005.  The decrease in loan servicing operations reflects a $607 thousand recovery in the impairment reserve for the originated mortgage servicing values in the prior quarter while the current quarter’s results include a $171 thousand recovery.

          Total non-interest expenses increased by $1.7 million, or 9.1% to $20.8 million for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005. Salaries and employee benefits increased by $1.3 million, partially attributable to staffing for in-store branch expansion, higher health benefit costs and merit increases since March 2005. The other significant increases in expenses during the quarter ended March 31, 2006 included increased costs of $153 thousand related principally to the overdraft privilege program mentioned above and higher expenses related to overall growth in customer services and accounts supported.

CRITICAL ACCOUNTING POLICIES

          The Company’s accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10-K for September 30, 2005.  Of these significant accounting policies, the Company has determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At March 31, 2006, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $151.8 million. Unused business, personal and credit card lines, which totaled $318.9 million at March 31, 2006, are generally for short-term borrowings.

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

OTHER POSTRETIREMENT BENEFITS

          The Company sponsors postretirement benefit plans that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the Company’s obligation and service-related eligibility requirements. The Company pays these benefits as they are incurred. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed. The Company’s other postretirement benefits are discussed more fully in Item 8, Note 18 to the Consolidated Financial Statements of the 10-K for September 30, 2005.

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

          The components of net periodic benefit costs for the three months ended March 31, 2006 and 2005 are shown in the following statement (in thousands):

	Other Postretirement Benefits Three months ended March 31,

	2006	2005

Interest Cost	$22	$27
Amortization of transition obligation	21	24

	$43	$51

          The components of net periodic benefit costs for the six months ended March 31, 2006 and 2005 are shown in the following statement (in thousands):

	Other Postretirement Benefits Six months ended March 31,

	2006	2005

Interest Cost	$44	$54
Amortization of transition obligation	42	48

	$86	$102

          The Company previously disclosed in its financial statements for the year ended September 30, 2005, that it expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2006. As of the three and six months ended March 31, 2006, $40 thousand and $71 thousand, respectively, of contributions had been contributed.

BALANCE SHEET ANALYSIS

          Total assets of First Financial increased $68.7 million, or 2.72%, during the six months ended March 31, 2006. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at March 31, 2006 and September 30, 2005:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	September 30, 2005	Variance	% Change

	(Amounts in thousands) (Unaudited)
ASSETS
Cash and cash equivalents	$113,898	$123,579	$(9,681)	(7.83)%
Investments available for sale, at fair value	27,908	28,023	(115)	(0.41)
Investment in capital stock of FHLB	25,568	25,165	403	1.60
Mortgage-backed securities available for sale, at fair value	319,729	341,533	(21,804)	(6.38)
Loans receivable, net of allowance of $14,161 and $14,155	1,978,837	1,878,730	100,107	5.33
Loans held for sale	5,586	9,659	(4,073)	(42.17)
Goodwill, net	21,229	21,229
Intangible assets, net	1,541	1,749	(208)	(11.89)
Other assets	96,801	92,738	4,063	4.38

Total assets	$2,591,097	$2,522,405	$68,692	2.72%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$224,901	$216,946	$7,955	3.67%
Interest-bearing	1,579,879	1,440,126	139,753	9.70

Total deposits	1,804,780	1,657,072	147,708	8.91
Advances from Federal Home Loan Bank	456,000	452,000	4,000	0.88
Other short-term borrowings	52,521	129,663	(77,142)	(59.49)
Long-term debt	46,392	46,392
Other liabilities	57,473	66,149	(8,676)	(13.12)

Total liabilities	2,417,166	2,351,276	65,890	2.80%

Stockholders’ equity	173,931	171,129	2,802	1.64

Total liabilities and stockholders’ equity	$2,591,097	$2,522,405	$68,692	2.72%

Investment Securities and Mortgage-backed Securities

          Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale decreased $21.5 million in the current six months ended March 31, 2006. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $39.6 million during the six months ended March 31, 2006. The Company sold $6.5 million of investments available for sale while $3.0 million of investments available for sale matured during the current quarter. During the six months ended March 31, 2006, there were $1.1 million in sales of mortgage-backed securities available for sale and repayments totaled $49.1 million. Net purchases of FHLB stock amounted to $403 thousand during the six months ended March 31, 2006.

Loans Receivable

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31, 2006	September 30, 2005	March 31, 2005

Real estate - residential mortgages (1-4 family)	$906,768	$928,505	$969,274
Real estate - residential construction	106,571	83,891	87,966
Commercial secured by real estate including multi-family	277,248	261,105	238,699
Commercial financial and agricultural	77,841	70,602	66,222
Land	168,678	127,314	119,494
Home equity loans	246,539	229,483	208,670
Mobile home loans	166,099	156,545	146,546
Credit cards	13,114	12,481	11,863
Other consumer loans	103,087	100,624	89,740

Total gross loans	2,065,945	1,970,550	1,938,474

Less:
Allowance for loan losses	14,161	14,155	14,404
Loans in process	68,368	68,958	63,696
Deferred loan fees and discounts on loans	(1,007)	(952)	(800)

	81,522	82,161	77,300

Total	$1,984,423	$1,888,389	$1,861,174

          Net loans increased $96.0 million during the six months ended March 31, 2006. The above chart shows a decline in residential mortgages during the first two quarters of fiscal 2006.  Gross residential mortgage loans (1-4 family) declined $62.5 million during the twelve months ended March 31, 2006. Most other categories of loans exhibited growth, particularly residential construction, commercial, land, home equity and mobile home loans during the twelve months ended March 31, 2006 and during the first six months of fiscal 2006. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

          The Company’s mobile home loan portfolio was 8.4% of the net loan portfolio at March 31, 2006 compared to 7.9% of the net loan portfolio at March 31, 2005.  During fiscal 2005 the Company expanded its mobile home lending program to parts of the state of Florida and beginning with fiscal 2006 began a pilot program with selected dealerships in the state of Alabama.  Mobile home lending involves additional risks as result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates.  The average coupon on the mobile home loan portfolio at March 31, 2006 and March 31, 2005 was 9.60% and 9.77%, respectively.

Asset Quality

          The following table summarizes the Company’s problem assets for the periods indicated (amounts in thousands):

	March 31, 2006	September 30, 2005	March 31, 2005

Non-accrual loans	$4,361	$5,556	$7,472
Loans 90 days or more delinquent (1)	41	45	72
Real estate and other assets acquired in settlement of loans	2,410	1,755	2,654

Total	$6,812	$7,356	$10,198

As a percent of net loans and real estate owned	0.34%	0.39%	0.55%
As a percent of total assets	0.26%	0.29%	0.41%

(1) The Company continues to accrue interest on these loans.

          Problem assets decreased $544 thousand during the six months ended March 31, 2006 from September 30, 2005.  The decrease from September 30, 2005 was in non-accrual loans and loans 90 days or more delinquent while real estate and other assets acquired in settlement of loans increased.

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

          Following is a summary of the reserve for loan losses (in thousands):

	At and for the six months ended March 31,

	2006	2005

Balance at beginning of year	$14,155	$14,799
Provision charged to operations	2,209	2,600
Recoveries of loans previously charged-off	426	284
Loan losses charged to reserves	(2,629)	(3,279)

Balance at end of period	$14,161	$14,404

          Net charge-offs totaled $2.2 million in the current six months ended March 31, 2006 compared to $3.0 million in the comparable six months in fiscal 2005.  Consumer net charge-offs totaled $1.6 million in the current six months compared to $2.2 million in the comparable six months in fiscal 2005. Included in the consumer loan net charge-offs were $935 thousand and $1.3 million in net losses on the mobile home loan portfolio during the six months ended March 31, 2006 and March 31, 2005, respectively.  Real estate (residential and commercial) and commercial loan net charge-offs were $625 thousand in the current six months, compared to $846 thousand in the six months ended March 31, 2005.  Annualized net charge-offs as a percentage of average net loans decreased ten basis points to .23% for the six months ended March 31, 2006 as compared to .33% for the six months ended March 31, 2005. The average net loss rate on the mobile home portfolio on an annualized basis was 1.16% for the six months ended March 31, 2006, declining from 1.85% for the six months ended March 31, 2005.  Excluding the mobile home loan portfolio, the Company’s annualized net charge-offs as a percentage of average net loans decreased from .20% for the six months ended March 31, 2005 to .14% for the recent six months ended March 31, 2006.

          Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

          The Company’s impaired loans totaled $557 thousand at March 31, 2006, $1.5 million at September 30, 2005 and $1.8 million at March 31, 2005.

Deposits and Borrowings

          First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2006		September 30, 2005		March 31, 2005

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing checking accounts	$224,901	12.46%	$216,946	13.09%	$190,646	12.32%
Interest-bearing checking accounts	292,108	16.19	303,286	18.30	283,752	18.34
Statement and other accounts	162,048	8.98	169,703	10.24	171,206	11.06
Money market accounts	362,603	20.09	255,486	15.42	239,157	15.45
Certificate accounts	763,120	42.28	711,651	42.95	662,935	42.83

Total deposits	$1,804,780	100.00%	$1,657,072	100.00%	$1,547,696	100.00%

          Deposits increased $147.7 million during the six months ended March 31, 2006. The Company’s emphasis on checking account growth over the past twelve months has resulted in checking balances increasing $42.8 million. Money market accounts increased $107.1 million during the six months ended March 31, 2006 principally as a result of the introduction of a new money market product which generated approximately $163 million in balances through March 31, 2006.

          As a result principally of higher deposit growth, the Company’s borrowings decreased $73.1 million during the six months ended March 31, 2006. FHLB advances increased $4 million and other short-term borrowings decreased $77.1 million during the six months ended March 31, 2006.

          In the first three months of fiscal 2005, the Company incurred a $964 thousand prepayment fee related to the prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from prepayment of FHLB advances.

Stockholders’ Equity

          The Company’s capital ratio, total capital to total assets, was 6.71% at March 31, 2006, compared to 6.78% at September 30, 2005.  During the six months ended March 31, 2006, the Company increased its dividend to stockholders to $.48 compared with $.46 per share in the first six months of fiscal 2005.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. At March 31, 2006, the Company had purchased approximately 477 thousand shares at a cost of approximately $14.1million. The program will expire June 30, 2006.

          Changes in stockholders’ equity during the six months ended March 31, 2006 were comprised principally of net income, the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

          Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At March 31, 2006, the Association was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

          The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2006 (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006
Tangible capital (to Total Assets)	$183,220	7.17%	$38,193	1.50%
Core capital (to Total Assets)	183,220	7.17	102,145	4.00	$127,681	5.00%
Tier I capital (to Risk-based Assets)	183,220	10.14			106,867	6.00
Risk-based capital (to Risk-based Assets)	194,839	10.94	142,489	8.00	178,111	10.00

          For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2005.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

          The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

          The Association’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of the Association’s sources of liquidity is subject to various uncertainties beyond the control of the Association.  As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2006 (in thousands).

	At March 31, 2006

	Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$417,613	$200,128	$84,293	$59,120	$1,966	$763,120
Borrowings	132,708	50,000		125,000	247,205	554,913
Purchases	9,767					9,767
Operating leases	1,779	1,746	1,643	1,875	2,841	9,884

Total contractual obligations	$561,867	$251,874	$85,936	$185,995	$252,012	$1,337,684

          The Association’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at March 31, 2006 estimates that an additional $269.0 million of funding is available.  At March 31, 2006, the Association has approximately $171.0 million of unpledged investments and mortgage-backed securities available for sale. At March 31, 2006, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $21.3 million is available from the “Discount Window”. All of the above liquidity sources except cash and cash equivalents give the Association approximately $461.3 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $100 million callable in fiscal 2006, with a weighted average rate of 5.67%; $75 million callable in fiscal 2007, with a weighted average rate of 3.78%; $100 million callable in fiscal 2008, with a weighted average rate of 3.74%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

          During the current six months the Company experienced a net cash outflow from investing activities of $88.5 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $39.6 million, purchase of office properties and equipment of $3.6 million, net purchase of FHLB stock of $403 thousand and a net increase of $106.4 million in loans, offset by repayments of mortgage-backed securities of $49.1 million, proceeds from sales and maturities of investments available for sale of $9.6 million, proceeds from sales of mortgage-backed securities of $1.1 million and proceeds from sales of real estate owned of $1.8 million. The Company experienced cash inflows of $16.9 million and $61.9 million from operating activities and financing activities, respectively.  Financing activities consisted principally of a net increase of $147.7 million in deposits, net proceeds from FHLB advances of $4 million and proceeds from exercise of stock options of $1.9 million offset by decreases of $77.1 million in securities sold under agreements to repurchase, decrease in advances by borrowers for taxes and insurance of $2.9 million, dividends paid of $5.8 million and purchase of treasury stock of $6.0 million during the first six months of fiscal 2006.

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

          As of March 31, 2006, Management believes that there have been no significant changes in market risk as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2005.

          In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at March 31, 2006 levels.

Estimated Change in %
Rate Change	Net Interest Income Over 12 Months

2.00%	(8.77%)
1.00	(4.30)
Flat (Base Case)
(1.00)	3.16
(2.00)	3.59

          The Company’s ALCO establishes policies and monitors results to control interest rate sensitivity.  The Company utilizes measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice.  Asset/liability modeling is performed by the Company to assess varying interest rate and balance mix assumptions.

          The following table is a summary of the Company’s one-year dynamic gap at March 31, 2006 (amounts in thousands):

March 31, 2006

Interest-earning assets maturing or repricing within one year	$1,092,910
Interest-bearing liabilities maturing or repricing within one year	1,047,369

Cumulative gap	$45,541

Gap as a percent of total assets	1.76%

          Based on the Company’s March 31, 2006 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.1 billion in interest-earning assets will reprice and approximately $1.0 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $45.5 million, or 1.76% of assets.  The Company’s one year dynamic gap position at March 31, 2005 was a negative $112.2 million, or 4.54% of assets. At the end of fiscal year ended September 30, 2005, the dynamic gap was a positive $5.3 million or .21% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are the Company’s estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company’s expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

          A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would increase if market interest rates decreased.  A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 2006 AND 2005

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended March 31, 2006 and 2005:

                    CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2006	2005	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited )
INTEREST INCOME
Interest and fees on loans	$32,391	$27,945	$4,446	15.91%
Interest on mortgage-backed securities	3,519	3,321	198	5.96
Interest and dividends on investments	782	595	187	31.43
Other	91	51	40	78.43

Total interest income	36,783	31,912	4,871	15.26

INTEREST EXPENSE
Interest on deposits	10,043	6,115	3,928	64.24
Interest on borrowed money	7,314	6,865	449	6.54

Total interest expense	17,357	12,980	4,377	33.72

NET INTEREST INCOME	19,426	18,932	494	2.61
Provision for loan losses	1,309	1,300	9	0.69

Net interest income after provision for loan losses	18,117	17,632	485	2.75

OTHER INCOME
Net gain on sale of loans	515	467	48	10.28
Net gain on sale of investment and mortgage-backed securities	3		3	100.00
Brokerage fees	914	670	244	36.42
Commissions on insurance	5,808	5,800	8	0.14
Other agency income	301	330	(29)	(8.79)
Service charges and fees on deposit accounts	4,222	2,742	1,480	53.98
Loan servicing operations, net	685	1,007	(322)	(31.98)
Gain on disposition of assets	92	36	56	155.56
Other	1,663	1,456	207	14.22

Total other income	14,203	12,508	1,695	13.55

NON-INTEREST EXPENSE
Salaries and employee benefits	13,387	12,127	1,260	10.39
Occupancy costs	1,249	1,224	25	2.04
Marketing	622	465	157	33.76
Depreciation, rental and maintenance of equipment	1,178	1,223	(45)	(3.68)
Amortization of intangibles	117	121	(4)	(3.31)
Other	4,271	3,923	348	8.87

Total non-interest expense	20,824	19,083	1,741	9.12

Income before income taxes	11,496	11,057	439	3.97
Income tax expense	4,087	4,010	77	1.92

NET INCOME	$7,409	$7,047	$362	5.14%

NET INCOME PER COMMON SHARE BASIC	$0.62	$0.57	$0.05	8.77%

NET INCOME PER COMMON SHARE DILUTED	$0.61	$0.56	$0.05	8.93%

Net Interest Income

          Net interest income was $19.4 million and $18.9 million during the quarters ended March 31, 2006 and 2005, respectively. The net interest margin for the quarter ended March 31, 2006 was 3.27% compared with 3.33% during the quarter ended March 31, 2005. Average earning assets increased 4.23% to $2.373 billion during the quarter ended March 31, 2006 compared to $2.277 billion in the March 2005 quarter. As a result of these variances, net interest income increased 2.61%, or $494 thousand, between the two quarters. The gross interest margin decreased from 3.27% during the quarter ended March 31, 2005 to 3.21% during the quarter ended March 31, 2006.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended March 31,

	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,971,484	6.57%	$1,862,589	6.00%
Mortgage-backed securities	339,195	4.15	346,497	3.84
Investments and other interest-earning assets	62,642	5.76	67,963	3.82

Total interest-earning assets	$2,373,321	6.20%	$2,277,049	5.61%

Deposits	$1,741,755	2.34%	$1,525,975	1.63%
Borrowings	608,467	4.87	724,127	3.84

Total interest-bearing liabilities	$2,350,222	2.99%	$2,250,102	2.34%

Gross interest margin		3.21%		3.27%
Net interest margin		3.27%		3.33%

          Management expects continued pressure on its net interest margin as a result of the lagged upward repricing of deposits combined with a flat yield curve. The Federal Reserve increased the federal funds target rate by 200 basis points in calendar year 2005 and an additional 50 basis points in the first calendar quarter of 2006. However, the Treasury yield curve depicts an increase in short-term rates over this time period while long-term rates have declined or only increased marginally.  A continuation of this trend for a longer period would be detrimental to the Company’s net interest margin.

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended March 31, 2006 versus 2005

	Volume	Rate	Total

Interest income:
Loans	$1,697	$2,749	$4,446
Mortgage-backed securities	(69)	267	198
Investments and other interest-earning assets	(69)	296	227

Total interest income	1,559	3,312	4,871

Interest expense:
Deposits	956	2,972	3,928
Borrowings	(1,205)	1,654	449

Total interest expense	(249)	4,626	4,377

Net interest income	$1,808	$(1,314)	$494

Provision for Loan Losses

          The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $1.3 million for the quarters ended March 31, 2006 and 2005, respectively. On an annualized basis, loans receivable increased by 11.0% during the current quarter. Also affecting provision for loan losses in the current quarter was the lower net loan charge-offs of $1.3 million for the quarter ended March 31, 2006 as compared to $1.6 million for the quarter ended March 31, 2005.  Problem loans were $6.8 million at March 31, 2006 compared to $10.2 million at March 31, 2005. Total loan loss reserves as of March 31, 2006 were $14.2 million, or .71% of the total net loan portfolio compared with $14.4 million or .77% of the total net loan portfolio at March 31, 2005.

Other Income/Non-Interest Expense

          Non-interest income was $1.7 million higher in the current quarter as compared to the same quarter of fiscal 2005. Gains from loan sales in the current quarter of $515 thousand reflected an increase from $467 thousand in the quarter ended March 31, 2005. Insurance revenues reflected a very small decrease of $21 thousand during the current quarter compared to the same period in fiscal 2005. Included in insurance revenues was the receipt of contingent commissions, which increased approximately $400 thousand, or 18.2%, during the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005.  Total contingent-based commissions were $2.6 million in the quarter ended March 31, 2006 compared with $2.2 million in the quarter ended March 31, 2005. Deposit account fees increased $1.5 million, or 54.0%, to $4.2 million in the current quarter as compared to the comparable quarter in fiscal 2005. This increase was primarily attributable to a successful implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $303 thousand and $151 thousand, respectively, during the three months ended March 31, 2006 and 2005. Thus, including expenses, the Company’s net deposit revenues increased by $1.3 million, or 51.2% during the current quarter as compared to the comparable quarter in fiscal 2005.  The decrease in loan servicing operations thousand reflects a $607 thousand recovery in the impairment reserve for the originated mortgage servicing values in the prior quarter while the current quarter’s results include a $171 thousand recovery. Gain on disposition of assets in the current quarter increased $56 thousand as compared to the comparable quarter in fiscal 2005.

          Total non-interest expense increased by $1.7 million, or 9.1%, during the quarter ended March 31, 2006 compared with the comparable quarter ended March 31, 2005. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.3 million, or 10.4%. The increase was partially attributable to the staffing of several new in-store locations, higher health benefit costs and merit increases since the March 2005 quarter. The increase in the current quarter includes $151 thousand in compensation costs for share-based programs related to the adoption of SFAS 123(R) on October 1, 2005. Included in other expenses for the quarter ended March 2005 were approximately $151 thousand directly related to the overdraft privilege program mentioned above. The total of all of the remaining expense categories increased by $329 thousand, or 4.8%, between the two quarters.

Income Tax Expense

          During the second quarter of fiscal 2006 the Company’s effective tax rate approximated 35.6% as compared to 36.3% during the second quarter of fiscal 2005. The effective rate change was principally related to the Company’s investment in low-income housing tax credits.

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING MARCH 31, 2006 AND 2005

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the six months ended March 31, 2006 and 2005:

                    CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31,

	2006	2005	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$63,482	$56,039	$7,443	13.28%
Interest on mortgage-backed securities	6,899	6,620	279	4.21
Interest and dividends on investments	1,452	1,143	309	27.03
Other	185	91	94	103.30

Total interest income	72,018	63,893	8,125	12.72

INTEREST EXPENSE
Interest on deposits	18,590	11,995	6,595	54.98
Interest on borrowed money	14,590	13,820	770	5.57

Total interest expense	33,180	25,815	7,365	28.53

NET INTEREST INCOME	38,838	38,078	760	2.00
Provision for loan losses	2,209	2,600	(391)	(15.04)

Net interest income after provision for loan losses	36,629	35,478	1,151	3.24

OTHER INCOME
Net gain on sale of loans	1,252	840	412	49.05
Net gain (loss) on sale of investment and mortgage-backed securities	3	(56)	59	(105.36)
Brokerage fees	1,419	1,304	115	8.82
Commissions on insurance	9,700	9,512	188	1.98
Other agency income	569	594	(25)	(4.21)
Service charges and fees on deposit accounts	8,981	5,689	3,292	57.87
Loan servicing operations, net	1,567	1,322	245	18.53
Gain on disposition of assets	114	1,602	(1,488)	(92.88)
Other	3,114	3,906	(792)	(20.28)

Total other income	26,719	24,713	2,006	8.12

NON-INTEREST EXPENSE
Salaries and employee benefits	27,054	25,245	1,809	7.17
Occupancy costs	2,590	2,477	113	4.56
Marketing	1,087	969	118	12.18
Depreciation, rental and maintenance of equipment	2,417	2,396	21	0.88
Prepayment penalties on FHLB advances	—	964	(964)	(100.00)
Amortization of intangibles	234	242	(8)	(3.31)
Other	8,982	7,595	1,387	18.26

Total non-interest expense	42,364	39,888	2,476	6.21

Income before income taxes	20,984	20,303	681	3.35
Income tax expense	7,452	7,343	109	1.48

NET INCOME	$13,532	$12,960	$572	4.41%

NET INCOME PER COMMON SHARE BASIC	$1.12	$1.05	$0.07	6.67%

NET INCOME PER COMMON SHARE DILUTED	$1.11	$1.03	$0.08	7.77%

Net Interest Income

          Net interest income was $38.8 million and $38.1 million during the six months ended March 31, 2006 and March 31, 2005, respectively. The net interest margin for the six months ended March 31, 2006 was 3.31% compared with 3.35% during the six months ended March 31, 2005. Average earning assets increased 3.43% to $2.349  billion during the six months ended March 31, 2006 compared to $2.271 billion in the March 2005 quarter. As a result of these variances, net interest income increased 2%, or $760 thousand, between the two periods.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Six Months Ended March 31,

	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,943,007	6.53%	$1,854,508	6.04%
Mortgage-backed securities	342,277	4.03	349,094	3.79
Investments and other interest-earning assets	63,348	5.31	67,166	3.66

Total interest-earning assets	$2,348,632	6.14%	$2,270,768	5.63%

Deposits	$1,708,389	2.18%	$1,523,644	1.58%
Borrowings	614,202	4.76	715,041	3.88

Total interest-bearing liabilities	$2,322,591	2.86%	$2,238,685	2.31%

Gross interest margin		3.27%		3.32%
Net interest margin		3.31%		3.35%

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Six Months Ended March 31, 2006 versus 2005

	Volume	Rate	Total

Interest income:
Loans	$2,771	$4,672	$7,443
Mortgage-backed securities	(129)	408	279
Investments and other interest-earning assets	(100)	503	403

Total interest income	2,542	5,583	8,125

Interest expense:
Deposits	1,593	5,002	6,595
Borrowings	(2,115)	2,885	770

Total interest expense	(522)	7,887	7,365

Net interest income	$3,064	$(2,304)	$760

Provision for Loan Losses

          The provision for loan losses was $2.2 million for the six months ended March 31, 2006 compared with $2.6 million in the six months ended March 31, 2005. The lower provision for loan losses in the six months ended March 31, 2006 was principally attributable to lower problem asset levels and lower net loan charge-offs trends. Net loan charge-offs totaled $2.2 million and $3.0 million for the six months ended March 31, 2006 and 2005, respectively.

Other Income/Non-Interest Expenses

          Total other income increased 8.1%, or $2.0 million, during the six months ended March 31, 2006 compared with the six months ended March 31, 2005. Gains from sales of loans increased $412 thousand during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The Company recorded gains from property sales of $1.6 million for the six months ended March 31, 2005 compared to gains of $114 thousand for the current six months. Also included in other income for the six months ended March 31, 2005 was a receipt of a judgment settlement of $1.25 million. Deposit account fees increased $3.3 million, or 57.9%, to $9.0 million in the current six months from $5.7 million in the comparable quarter in fiscal 2005. The increase in deposit fees during the current six months is primarily attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $1.0 million and $341 thousand during the six months ended March 31, 2006 and 2005, respectively. Thus, including expenses, the Company’s net deposit revenues increased by $2.6 million, or 49.2% during the current six months as compared to the comparable quarter in fiscal 2005. Loan servicing operations, net, improved by $245 thousand during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. During the six months ended March 31, 2006 and 2005, the Company recorded a $595 thousand recovery in the impairment reserve for originated mortgage servicing values, respectively.

          Total non-interest expenses increased by $2.5 million during the six months ended March 31, 2006, compared with the comparable six months ended March 31, 2005. Salaries and employee benefit costs were higher in the current six months, increasing by $1.8 million, due partially to the staffing of additional in-store sales offices opened over the past year, increased health and benefit costs, merit increase and incentive compensation since March 2005. Marketing costs were 12.2% higher during the six months ended March 31, 2006 due to additional marketing campaigns and higher customer new account incentives paid. In the six months ended March 31, 2005, the Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. Excluding salaries and employee compensation, deposit related expenses mentioned above and prepayment penalties, non-interest expense increased $972 thousand, or 7.3% from the six month period ending March 31, 2005.

Income Tax Expense

          During the six months ended March 31, 2006 and 2005 the Company’s effective tax rate approximated 35.5% and 36.2%, respectively. The effective rate change was principally related to the Company’s investment in low-income housing tax credits.

RECENTLY ADOPTED ACCOUNTING PRONOUCEMENTS

Accounting for Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6,” Employers’ Accounting for Employee Stock Ownership Plans”.

          The Company adopted SFAS 123(R) effective October 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. See Note 4, Share-Based Payment Arrangements, for a discussion of the Company’s current method of accounting for stock-based compensation and its previous method of accounting for stock-based compensation. As a result of the adoption of SFAS 123 (R) the Company recorded compensation costs of $362 thousand relative to the fair value of stock options over the performance period. The after tax effect reduced net income by $315 thousand.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Conditional Asset Retirement Obligations

          In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. Management currently does not anticipate that the implementation of FIN 47 will materially affect the Company’s consolidated financial position or consolidated results of operations.

Accounting Changes and Error Corrections

           In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”) which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine wither the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if the principle had always been used.

          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows

Accounting for Certain Hybrid Financial Instruments

          In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 includes the following:  (1) Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) Clarifies which interest-only strips ad principal-only strips are not subject to the requirements of SFAS 133, (3) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

Accounting for Servicing of Financial Assets

          In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  SFAS 156 includes the following:  (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities.  The Company will be required to adopt SFAS 156 effective October 1, 2006. The Company is in the process of analyzing the complex provisions of SFAS  156 and the impact that SFAS 156 will have on its results of operations, including the effects of various transition rules.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Asset/Liability Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Six Months Ended March 31, 2006

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

10/1/2005 thru 10/31/2005	28,400	$29.25	28,400	292,148
11/1/2005 thru 11/30/2005	86,582	29.62	84,000	208,148
12/1/2005 thru 12/31/2005	14,520	30.72	12,800	195,348
01/01/2006 thru 1/31/2006	468	32.43		195,348
02/01/2006 thru 2/28/2006	39,499	30.64	37,300	158,048
03/01/2006 thru 3/31/2006	29,766	31.73	10,100	147,948

	199,235	30.17	172,600

          On April 29, 2005, the Company announced the approval of a stock repurchase program to acquire up to 625 thousand shares of common stock. During the six months ended March 31, 2006 the Company purchased approximately 173 thousand shares at a cost of $5.2 million. The program will expire June 30, 2006.

          In addition to the repurchase program described above, the Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the six months ended March 31, 2006, 26,635 shares were repurchased under these provisions.

Item 4 – Submission of Matters to a Vote of Security Holders

          At the 2006 First Financial Annual Meeting of Shareholders held January 26, 2006, there were 10,116,012 shares present in person or in proxy of the 12,012,533 shares of common stock entitled to vote at the Annual Meeting.

Proposal I – Election of Directors. The shareholders elected A. Thomas Hood, James L. Rowe, and Henry M. Swink as directors of the Company for three-year terms ending in 2009. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management’s nominees. The director nominees received the following votes:

	FOR	WITHHELD

A. Thomas Hood	10,050,859	65,153
James L. Rowe	10,060,689	55,323
Henry M. Swink	10,014,867	101,144

The continuing directors for the Company are: Thomas J. Johnson, James C. Murray, D. Kent Sharples, Paula Harper Bethea, Paul G. Campbell, Jr. and Ronnie M. Givens.

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

N/A

Exhibit No.	Description of Exhibit	Location

10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 10, 2006	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer