Form 10-Q
period 2006-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2006-08-08
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Class	Outstanding Shares at
Common Stock	July 31, 2006

$.01 Par Value	11,999,791

FIRST FINANCIAL HOLDINGS, INC.

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	June 30, 2006	September 30, 2005

ASSETS
Cash and cash equivalents	$129,722	$123,579
Investments available for sale, at fair value	28,534	28,023
Investment in capital stock of FHLB	28,313	25,165
Mortgage-backed securities available for sale, at fair value	298,022	341,533
Loans receivable, net of allowance of $14,461 and $14,155	2,037,695	1,878,730
Loans held for sale	10,271	9,659
Accrued interest receivable	9,700	8,804
Office properties and equipment, net	53,885	51,877
Real estate and other assets acquired in settlement of loans	1,725	1,755
Goodwill, net	21,439	21,229
Intangible assets, net	1,420	1,749
Other assets	30,968	30,302

Total assets	$2,651,694	$2,522,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$222,085	$216,946
Interest -bearing	1,589,917	1,440,126

Total deposits	1,812,002	1,657,072
Advances from FHLB	517,000	452,000
Other short-term borrowings	27,637	129,663
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,143	5,813
Outstanding checks	22,114	16,000
Accounts payable and other liabilities	45,621	44,336

Total liabilities	2,474,909	2,351,276

Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,392,486 and 16,264,774 shares at June 30, 2006 and September 30, 2005, respectively	164	163
Additional paid-in capital	51,293	48,298
Retained income, substantially restricted	216,652	204,600
Accumulated other comprehensive loss, net of income taxes	(5,228)	(3,232)
Treasury stock at cost, 4,392,911 and 4,149,079 shares at June 30, 2006 and September 30, 2005, respectively	(86,096)	(78,700)

Total stockholders’ equity	176,785	171,129

Total liabilities and stockholders’ equity	$2,651,694	$2,522,405

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended June 30,

	2006	2005

INTEREST INCOME
Interest and fees on loans	$34,426	$28,922
Interest on mortgage-backed securities	3,333	3,447
Interest and dividends on investments	790	622
Other	103	60

Total interest income	38,652	33,051

INTEREST EXPENSE
Interest on deposits	11,256	6,790
Interest on borrowed money	7,157	6,995

Total interest expense	18,413	13,785

NET INTEREST INCOME	20,239	19,266
Provision for loan losses	1,413	1,010

Net interest income after provision for loan losses	18,826	18,256

OTHER INCOME
Net gain on sale of loans	437	816
Net (loss)gain on sale of investment and mortgage-backed securities	(9)	1
Brokerage fees	694	634
Commissions on insurance	4,986	4,578
Other agency income	313	361
Service charges and fees on deposit accounts	4,386	2,985
Loan servicing operations, net	850	(117)
Gains on disposition of assets	801	344
Other	1,675	1,297

Total other income	14,133	10,899

NON-INTEREST EXPENSE
Salaries and employee benefits	13,549	12,201
Occupancy costs	1,603	1,351
Marketing	690	490
Depreciation, rental and maintenance of equipment	1,243	1,311
Amortization of intangibles	117	121
Other	4,629	4,185

Total non-interest expense	21,831	19,659

Income before income taxes	11,128	9,496
Income tax expense	3,949	3,338

NET INCOME	$7,179	$6,158

NET INCOME PER COMMON SHARE BASIC	$0.60	$0.50

NET INCOME PER COMMON SHARE DILUTED	$0.59	$0.49

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Nine Months Ended June 30,

	2006	2005

INTEREST INCOME
Interest and fees on loans	$97,909	$84,961
Interest on mortgage-backed securities	10,233	10,067
Interest and dividends on investments	2,241	1,765
Other	287	151

Total interest income	110,670	96,944

INTEREST EXPENSE
Interest on deposits	29,846	18,785
Interest on borrowed money	21,747	20,815

Total interest expense	51,593	39,600

NET INTEREST INCOME	59,077	57,344
Provision for loan losses	3,622	3,610

Net interest income after provision for loan losses	55,455	53,734

OTHER INCOME
Net gain on sale of loans	1,689	1,656
Net loss on sale of investment and mortgage-backed securities	(6)	(55)
Brokerage fees	2,113	1,938
Commissions on insurance	14,686	14,090
Other agency income	882	955
Service charges and fees on deposit accounts	13,367	8,674
Loan servicing operations, net	2,417	1,205
Gains on disposition of assets	915	1,946
Other	4,789	5,203

Total other income	40,852	35,612

NON-INTEREST EXPENSE
Salaries and employee benefits	40,603	37,446
Occupancy costs	4,193	3,828
Marketing	1,777	1,459
Depreciation, rental and maintenance of equipment	3,659	3,707
Prepayment penalties on FHLB advances		964
Amortization of intangibles	352	363
Other	13,611	11,780

Total non-interest expense	64,195	59,547

Income before income taxes	32,112	29,799
Income tax expense	11,401	10,681

NET INCOME	$20,711	$19,118

NET INCOME PER COMMON SHARE BASIC	$1.72	$1.55

NET INCOME PER COMMON SHARE DILUTED	$1.70	$1.52

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
				Retained Income
	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				19,118				19,118
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $144					(227)			(227)

Total comprehensive income								18,891
Common stock issued pursuant to stock option and employee benefit plans	136	1	2,481					2,482
Cash dividends ($.69 per share)				(8,488)				(8,488)
Treasury stock purchased						197	(5,681)	(5,681)

Balance at June 30, 2005	16,227	$162	$47,293	$200,305	$(1,685)	3,985	$(73,684)	$172,391

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				20,711				20,711
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $1,271					(1,996)			(1,996)

Total comprehensive income								18,715
Common stock issued pursuant to stock option and employee benefit plans	127	1	2,894					2,895
Stock option tax benefit			101					101
Cash dividends ($.72 per share)				(8,659)				(8,659)
Treasury stock purchased						244	(7,396)	(7,396)

Balance at June 30, 2006	16,392	$164	$51,293	$216,652	$(5,228)	4,393	$(86,096)	$176,785

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,711	$19,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,640	3,518
Amortization of intangibles	352	363
Gain on sale of loans, net	(1,689)	(1,656)
Loss on sale of investments and mortgage-backed securities, net	6	55
Gain on sale of property and equipment, net	(915)	(1,946)
Gain on sale of real estate owned, net	(38)	(150)
Stock option compensation expense	557
Amortization of unearned discounts/premiums on investments, net	1,001	1,602
Prepayment penalties on FHLB advances		964
Decrease in deferred loan fees and discounts	(195)	(216)
Increase in receivables and other assets	(767)	(2,159)
Provision for loan losses	3,622	3,610
Write down of real estate and other assets acquired in settlement of loans	56	49
Proceeds from sales of loans held for sale	134,309	146,410
Impairment recovery from write-down of mortgage servicing rights	(795)	(88)
Origination of loans held for sale	(133,232)	(153,362)
Increase in accounts payable and other liabilities	8,670	8,182

Net cash provided by operating activities	35,293	24,294

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	3,000
Proceeds from sales of investment securities available for sale	14,543	23,174
Net purchases of investment securities available for sale	(18,335)	(26,255)
(Purchase) redemption of FHLB stock	(3,148)	6,845
Increase in loans, net	(167,875)	(49,042)
Repayments on mortgage-backed securities available for sale	69,450	42,499
Proceeds from sales of mortgage-backed securities available for sale	3,314	52,273
Purchase of mortgage-backed securities available for sale	(31,025)	(105,840)
Proceeds from the sales of real estate owned	3,274	6,027
Acquisition of goodwill and intangibles, net	(233)	(1,005)
Investment in partnership		(1,919)
Net purchase of office properties and equipment	(4,733)	(2,993)

Net cash used in investing activities	(131,768)	(56,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook and money market fund accounts	77,849	77,389
Net increase in certificates of deposit	77,081	17,850
Net proceeds (repayments) of FHLB advances	65,000	(164,000)
Prepayment penalties on FHLB advances		(964)
Net (decrease) increase in securities sold under agreements to repurchase	(102,022)	139,438
Net decrease in other borrowings	(4)	(631)
Decrease in advances by borrowers for taxes and insurance	(1,670)	(1,061)
Proceeds from the exercise of stock options	2,338	2,482
Tax benefit resulting from stock options	101
Dividends paid	(8,659)	(8,488)
Treasury stock purchased	(7,396)	(5,681)

Net cash provided by financing activities	102,618	56,334

Net increase in cash and cash equivalents	6,143	24,392
Cash and cash equivalents at beginning of period	123,579	102,310

Cash and cash equivalents at end of period	$129,722	$126,702

Supplemental disclosures:
Cash paid during the period for:
Interest	$48,306	$40,432
Income taxes	11,560	6,412
Loans foreclosed	4,146	4,733
Loans securitized	2,221
Unrealized net loss on securities available for sale, net of income tax	(1,996)	(227)

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

          The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

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

NOTE 2.  Nature of Operations

          First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies.  The Association has a total of 52 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4.  Share-Based Payment Arrangements

          At June 30, 2006, the Company had several share-based payment plans for employees, which are described below.   Prior to October 1, 2005, the Company had elected to continue using the fair value method of valuation as presented under Accounting Principles Bulletin (“APB”) Opinion 25.  Effective October 1, 2005, the Company adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the three and nine months ended June 30, 2006 was $195 thousand and $557 thousand, respectively. The amount of related income tax benefit recognized in income during the three and nine months ended June 30, 2006 was $29 thousand and $76 thousand, respectively, resulting in a $166 thousand and $481 thousand reduction in net income, respectively.

Employee Share Option Plans

          The Company’s 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allow for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc.’s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they have been awarded based on previous service to the Company.  Share options may be granted with varying contractual terms but the maximum is a ten year term. Share options granted under the Plans that remain outstanding totaled 763,867 at June 30, 2006.  The 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 612,593 shares available for grant at June 30, 2006. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans).

          The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan  (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of the common stock of the Company on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans.  Share options granted under the Director Plans that remain outstanding totaled 131,894 at June 30, 2006. The 2004 Stock Option-for-Fees Plan has 147,171 shares available for grant at June 30, 2006.  The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans).

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

          A summary of the assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2006 is presented below:

June 30, 2006

Expected volatility	29.4% - 37.5%
Weighted-average volatility	33.2%
Expected dividends	2.94%
Expected term (years)	1.1 - 7
Risk-free rate	3.9% - 4.9%

          A summary of stock option activity under the Plans and Director Plans as of June 30, 2006 and changes during the three months then ended is presented below:

			Weighted- Average Remaining Contractual Term (Years)

		Weighted Average Exercise Price ($)		Aggregate Intrinsic value ($000)
	Number of Shares

Outstanding at April 1, 2006	881,359	24.73
Granted	36,915	31.9
Exercised	(19,473)	21.77
Forfeited or expired	(3,040)	29.21

Outstanding at June 30, 2006	895,761	25.08	4.34	5,484

Exercisable at June 30, 2006	722,852	24.00	4.75	5,064

          A summary of stock option activity under the Plans and Director Plans as of June 30, 2006 and changes during the nine months then ended is presented below:

	Number of Shares		Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value ($000)
		Weighted Average Exercise Price ($)

Outstanding at October 1, 2005	938,442	23.72
Granted	100,608	29.32
Exercised	(120,886)	17.68
Forfeited or expired	(22,403)	27.32

Outstanding at June 30, 2006	895,761	25.08	4.34	5,484

Exercisable at June 30, 2006	722,852	24.00	4.75	5,064

          The weighted-average grant-date fair value of share options granted during the three and nine months ended June 30, 2006 was $8.80 and $7.66, respectively. The total intrinsic value of share options exercised during the three and nine months ended June 30, 2006 was $194 thousand and $1.65 million, respectively.

          As of June 30, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. The total original fair-value of shares vested during the nine months ended June 30, 2006 was $396 thousand.  The total compensation costs recognized during the nine months ended June 30, 2006 was $557 thousand as the cost is recognized over the service period on a straight line basis.

          The 2004 Employee Stock Purchase Plan, which was approved by shareholders, allows employees to purchase stock of the Company at a discounted price.  Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.  Certain provisions of the 2004 Employee Stock Purchase Plan require it be compensatory under SFAS 123(R).  A total of 3,014 shares were issued to employees at a discounted price during the quarter ended December 30, 2005.  During the quarter ended December 30, 2005, the Board of Directors suspended this plan, effective January 1, 2006.

          Cash received from share option exercises totaled $2.3 million during the nine months ended June 30, 2006.  The actual tax benefit realized for the tax deductions from option exercises totaled $101 thousand for the nine months ended June 30, 2006.  The Company issues shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

Performance Equity Plan for Non-Employee Directors

          On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the “Plan”). The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in the Company if the Company and the Association attain specific financial criteria. Performance targets for the 2005 year resulted in the awarding of 3,812 shares in the year 2006 to the directors serving the Company and the subsidiaries. A maximum of 60,000 shares are reserved for issuance under the Plan. As of June 30, 2006, 56,188 shares were available for future issuance.

          Prior to the adoption of SFAS No. 123 (R) on October 1, 2005, which was the beginning of its fiscal period, the Company had used the intrinsic value method to account for employee share options under Accounting Principles Bulletin Opinion 25, “Accounting for Stock Issued to Employees”, as allowable under SFAS 123, “Accounting for Stock-Based Compensation.”  In its 2005 financial statements it had included the following information for the three months and nine months ended June 30, 2005:

Three Months Ended June 30, 2005

Share-based payment compensation as reported	$—
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$248

Nine Months Ended June 30, 2005

Share-based payment compensation as reported	$—
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$745

          The weighted-average assumptions used for grants for the three and nine months ended June 30, 2005 were: dividend yield of 2.82%, expected volatility of 37%, average risk-free interest rate of 3.96%, expected lives of 5 to 6 years and vesting period ranging from one to five years.

          The information for the three and nine months ended June 30, 2005 has been disclosed below, together with reported and pro-forma figures for net income and earnings per share, in accordance with SFAS 123 (as amended by SFAS 148).

Information as Reported in the Financial Statements for the Three Months Ended June 30, 2005:

Net Income	$6,158
Basic earnings per share	$0.50
Diluted earnings per share	$0.49
Share-based employee compensation cost, net of related tax effects	$—

Information as Reported in the Financial Statements for the Nine Months Ended June 30, 2005:

Net Income	$19,118
Basic earnings per share	$1.55
Diluted earnings per share	$1.52
Share-based employee compensation cost, net of related tax effects	$—

Information Calculated as if Fair Value Method Had Applied to All Awards for the Three Months Ended June 30, 2005:

Share-based employee compensation cost, net of related tax effects	$248
Pro-forma net income	$5,910
Pro-forma basic earnings per share	$0.48
Pro-forma diluted earnings per share	$0.47

Information Calculated as if Fair Value Method Had Applied to All Awards for the Nine Months Ended June 30, 2005:

Share-based employee compensation cost, net of related tax effects	$745
Pro-forma net income	$18,373
Pro-forma basic earnings per share	$1.49
Pro-forma diluted earnings per share	$1.46

NOTE 5.  Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the nine months ended June 30, 2006 and 2005 amounted to $18.7 million and $18.9 million, respectively.

          The Corporation’s “other comprehensive income (loss)” for the three and nine months ended June 30, 2006 and 2005 and “accumulated other comprehensive income (loss)” as of June 30, 2006 and 2005 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

          Other comprehensive income (loss) for the three months ended June 30, 2006 and 2005 follows (in thousands):

	Three Months Ended June 30,

	2006	2005

Unrealized holding (losses) gains arising during period, net of tax	$(681)	$1,841
Less: reclassification adjustment for realized (losses) gains, net of tax	(6)	1

Unrealized (losses) gains on securities available for sale, net of applicable income taxes	$(675)	$1,840

          Other comprehensive income (loss) for the nine months ended June 30, 2006 and 2005 follows (in thousands):

	Nine Months Ended June 30,

	2006	2005

Unrealized holding losses arising during period, net of tax	$(2,000)	$(263)
Less: reclassification adjustment for realized losses, net of tax	(4)	(36)

Unrealized losses on securities available for sale, net of applicable income taxes	$(1,996)	$(227)

NOTE 6. Gross Unrealized  Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, were as follows:

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale June 30, 2006
U.S. Treasury				2	$3,304	$31	2	$3,304	$31
U.S. Government agency mortgage-backed securities	11	$30,819	$614	13	94,303	3,205	24	125,122	3,819
Collateral mortgage obligations	1	13,760	166	6	57,265	1,527	7	71,025	1,693
Other mortgage-backed securities	4	32,791	553	12	65,818	2,404	16	98,609	2,957
Corporate securities	2	2,119	249	2	1,974	27	4	4,093	276

Total temporarily impaired	18	$79,489	$1,582	35	$222,664	$7,194	53	$302,153	$8,776

          At June 30, 2006, the Company had 53 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality.  The Company has the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

          The Company principally invests in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7.  Intangible Assets

          Intangible assets, net of accumulated amortization, at June 30, 2006, September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	June 30, 2006	September 30, 2005	June 30, 2005

Goodwill	$21,439	$21,229	$21,229

Customer list	3,602	3,579	3,574
Less accumulated amortization	(2,182)	(1,830)	(1,709)

	1,420	1,749	1,865

Total	$22,859	$22,978	$23,094

	First Southeast Insurance Services, Inc.	Kimbrell Insurance Group, Inc.	Total

Balance, September 30, 2005	$15,583	$5,646	$21,229
Goodwill acquired during the period	210		210

Balance, June 30, 2006	$15,793	$5,646	$21,439

          On June 9, 2006, First Southeast Insurance Services, Inc. (“FSIns”) purchased the assets of Employer Benefits Strategies, Inc. (“EBSI”) based in Summerville, South Carolina. It is anticipated that the majority of the purchase price will be classified as goodwill with a percentage allocated to intangibles. At June 30, 2006, this allocation had not been determined.

          Amortization of intangibles totaled $352 thousand, $484 thousand and $363 thousand for the nine months ended June 30, 2006, fiscal year ended September 30, 2005 and the nine months ended June 30, 2005, respectively.

          The Company expects to record amortization expense related to intangibles of $473 thousand for fiscal year 2006, $424 thousand for fiscal 2007, $312 thousand for fiscal 2008, $153 thousand for fiscal 2009, $113 thousand for fiscal 2010 and an aggregate of $297 thousand for all years thereafter.

NOTE 8.  Mortgage Servicing Rights

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”), which are included in other assets, for the nine months ended June 30, 2006, the fiscal year ended September 30, 2005 and the nine months ended June 30, 2005 (in thousands):

	June 30, 2006	September 30, 2005	June 30, 2005

Balance at beginning of period	$12,209	$11,938	$11,938
Capitalized mortgage servicing rights	1,452	2,028	1,331
Amortization	(1,418)	(2,144)	(1,603)
Change in valuation allowance	795	387	88

Balance at end of period	$13,038	$12,209	$11,754

          The aggregate fair value of capitalized mortgage servicing rights at June 30, 2006, September 30, 2005 and June 30, 2005 was $13.0 million, $12.2 million and $11.8 million, respectively. At June 30, 2006, September 30, 2005 and June 30, 2005, respectively, the valuation allowance for capitalized MSRs totaled $559 thousand, $1.353 million and $1.653 million, respectively. In the quarter ended June 30, 2006 the Company recorded an impairment recovery of approximately $200 thousand compared with an impairment loss of approximately $507 thousand for the three months ended June 2005. The impairment recovery for the nine months ended June 30, 2006 and 2005 was approximately $795 thousand and $88 thousand, respectively. At June 30, 2006, September 30, 2005 and June 30, 2005, the Company was servicing loans for others in the amount of $957.0 million, $950.6 million and $944.5 million, respectively.

          The estimated amortization expense for mortgage servicing rights for future years ending September 30 is as follows:  $1.9 million for 2006, $1.8 million for 2007, $1.7 million for 2008, $1.6 million for 2009, $1.5 million for 2010 and $6.5 million thereafter.  The estimated amortization expense is based on current information regarding loan payments and prepayments.  Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

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

          The Company has identified the following derivative instruments which were recorded on the Company’s balance sheet at June 30, 2006: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

          The Company originates certain fixed rate and adjustable-rate residential loans with the intention of selling these loans.  Between the time that the Company enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments.  The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”). The commitments to originate fixed rate conforming loans totaled $25.6 million at June 30, 2006.  It is anticipated 80% of these loans will close totaling $20.5 million. The fair value of the $20.5 million is a liability of $171 thousand at June 30, 2006. The fair value of forward sales commitments of $22 million of “to be issued” mortgage-backed securities was an asset of $137 thousand at June 30, 2006.

NOTE 10.  Earnings Per Share

          Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,

	2006	2005

Weighted average number of common shares used in basic EPS	12,013,349	12,302,836
Effect of dilutive stock options	150,065	208,151

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,163,414	12,510,987

	Nine Months Ended June 30,

	2006	2005

Weighted average number of common shares used in basic EPS	12,030,133	12,308,982
Effect of dilutive stock options	164,544	252,932

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,194,677	12,561,914

          For the three and nine months ended June 30, 2006 and June 30, 2005 there were 351,472 and 336,578 option shares, respectively, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

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

Three months ended June 30, 2006

		Insurance Activities
	Banking		Other	Total

Interest income	$38,437	$148	$67	$38,652
Interest expense	17,627	52	734	18,413
Net interest income	20,810	96	(667)	20,239
Provision for loan losses	1,400	13		1,413
Other income	8,214	48	572	8,834
Commissions on insurance and other agency income	81	5,250	(32)	5,299
Non-interest expenses	16,329	3,941	1,444	21,714
Amortization of intangibles		117		117
Income tax expense	3,996	476	(523)	3,949

Net income	$7,380	$847	$(1,048)	$7,179

Nine months ended June 30, 2006

	Banking	Insurance Activities	Other	Total

Interest income	$110,155	$345	$170	$110,670
Interest expense	49,232	124	2,237	51,593
Net interest income	60,923	221	(2,067)	59,077
Provision for loan losses	3,600	22		3,622
Other income	23,358	182	1,744	25,284
Commissions on insurance and other agency income	174	15,490	(96)	15,568
Non-interest expenses	48,875	11,190	3,778	63,843
Amortization of intangibles		352		352
Income tax expense	11,221	1,558	(1,378)	11,401

Net income	$20,759	$2,771	$(2,819)	$20,711

June 30, 2006

Total assets	$2,604,434	$41,466	$5,794	$2,651,694
Loans	$2,043,136	$4,830		$2,047,966
Deposits	$1,817,950		$(5,948)	$1,812,002

Three months ended June 30, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$32,915	$83	$53	$33,051
Interest expense	12,997	25	763	13,785
Net interest income	19,918	58	(710)	19,266
Provision for loan losses	1,010			1,010
Other income	5,369	30	561	5,960
Commissions on insurance and other agency income	157	4,812	(30)	4,939
Non-interest expenses	14,751	3,472	1,315	19,538
Amortization of intangibles		121		121
Income tax expense	3,404	470	(536)	3,338

Net income	$6,279	$837	$(958)	$6,158

Nine months ended June 30, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$96,517	$279	$148	$96,944
Interest expense	37,218	60	2,322	39,600
Net interest income	59,299	219	(2,174)	57,344
Provision for loan losses	3,610			3,610
Other income	18,740	97	1,730	20,567
Commissions on insurance and other agency income	277	14,860	(92)	15,045
Non-interest expenses	44,836	10,410	2,974	58,220
Amortization of intangibles		363		363
Prepayment penalties on FHLB advances	964			964
Income tax expense	10,334	1,585	(1,238)	10,681

Net income	$18,572	$2,818	$(2,272)	$19,118

June 30, 2005

Total assets	$2,478,532	$39,364	$8,644	$2,526,540
Loans	$1,864,424	$3,203		$1,867,627
Deposits	$1,621,001		$(4,945)	$1,616,056

NOTE 12.  Guarantees

          Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligate the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to the Company’s obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2006 was $2.0 million.

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

NOTE 15.   Loan Sales

          During the nine months ended June 30, 2006 and June 30, 2005, the Association had loan sales of approximately $132.6 million and $144.8 million, respectively, of which $84.0 million and $78.6 million, respectively, were to the Federal Home Loan Bank of Atlanta (“FHLB”).

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

          Upon completion of a transfer of loans to the FHLB, the Association recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance. The Association recognizes at fair value its recourse obligation due to the credit enhancement obligation. When applying sales accounting treatment to the MPF sales, these respective fair values enter into the Association’s gain or loss on the sales under SFAS 140. Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods. As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established. To date, the Association has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above. Any losses to date have been immaterial and were out of the FLA.

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

          Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to: (i) changes in the levels of general interest rates, deposit interest rates, the net interest margin, and funding sources; (ii) the strength of the U.S. economy and the strength of the local economies in which the Company operates; (iii) the ability of the Company to control costs and expenses; (iv) the ability of the Company to efficiently incorporate acquisitions into its operations;(v) the ability of the Company to successfully complete consolidation and conversion activities; (vi) the ability of the Company to offer competitive products and pricing; (vii) the ability of the Company to resolve outstanding credit issues and manage loan delinquency rates; (viii) costs and effects of litigation; (ix) the effect of changes in federal and state laws and regulation;  and (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies.  These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.  Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

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

          First Federal, chartered in 1934, is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina based on asset size.  First Federal is a federally-chartered stock savings and loan association that conducts its business through operation centers located in Charleston and Conway along with 38 full service retail branch sales offices, 11 in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited service branches located in the following counties:  Charleston County (18), Berkeley County (3), Dorchester County (5), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County North Carolina (1).

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

          The Company continues to move forward with many strategic initiatives. The Company has opened three new in-store retail sales offices (in Georgetown and Charleston, South Carolina) in the nine months ended June 30, 2006. The Company has commitments to open two additional in-store offices in fiscal years 2007 and 2008.

THIRD QUARTER HIGHLIGHTS

          Net income for the quarter ended June 30, 2006 increased 16.6% to $7.2 million from net income of $6.2 million in the comparable quarter in fiscal 2005. Diluted earnings per common share increased 20.4% to $.59 per common share for the quarter ended June 30, 2006 from diluted earnings per share of $.49 per common share for the quarter ended June 30, 2005.

          The Company’s net interest margin increased 3 basis points to 3.37% for the quarter ended June 30, 2006 from 3.34% for the comparable quarter ended June 30, 2005. Changes in the average balances of interest earning assets from the quarter ended June 30, 2005 to the current quarter ended June 30, 2006 included a $139.3 million increase in average loans while other average earning assets declined by $42.6 million.

          Even though the Federal Reserve has increased short-term rates by 425 basis points since June 2004, the Company’s net interest margin still increased this quarter by three basis points to 3.37% from 3.34% for the quarter ended June 30, 2005. The net interest margin for the quarter ended June 30, 2006 was 3.37% compared with 3.27% for the quarter ended March 31, 2006. The linked quarter’s increase in net interest margin of 10 basis points is attributable to the growth in earning assets of $32.1 million during the quarter and a higher mix of loans relative to securities. Total non-interest income increased $3.2 million in the quarter ended June 30, 2006 to $14.1 million compared with the quarter ended June 30, 2005. Commissions on insurance increased by 8.9% to $5.0 million during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Due to an increase in brokerage activity, fee income increased $60 thousand, or 9.5%, to $694 thousand in the current quarter from $634 thousand in the comparable quarter in fiscal 2005. Deposit account fees increased $1.4 million, or 46.9%, to $4.4 million in the current quarter from $3.0 million in the comparable quarter in fiscal 2005. The increase in deposit fees during the current quarter is primarily attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $252 thousand and $170 thousand, respectively, during the three months ended June 30, 2006 and 2005. Thus, excluding expenses, the Company’s net deposit revenues increased by $1.3 million, or 46.8% during the current quarter as compared to the comparable quarter in fiscal 2005. Income from loan servicing operations increased to $850 thousand during the current quarter from a negative $117 thousand for the comparable quarter ended June 30, 2005.  The increase in loan servicing operations reflects a $507 thousand increase in the impairment reserve for the originated mortgage servicing values in the prior quarter while the current quarter’s results include a $200 thousand recovery.

          Total non-interest expenses increased by $2.2 million, or 11.0% to $21.8 million for the quarter ended June 30, 2006 compared with the quarter ended June 30, 2005. Salaries and employee benefits increased by $1.3 million, partially attributable to staffing for in-store branch expansion, higher health benefit costs and merit increases since June 2005. Occupancy costs and marketing costs increased 18.7% and 40.8%, respectively, due to the in-store branch expansion and various marketing campaigns. The other significant increases in expenses during the quarter ended June 30, 2006 included increased costs of $252 thousand related principally to the overdraft privilege program mentioned above and higher expenses related to overall growth in customer services and accounts supported.

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

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At June 30, 2006, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $180.2 million. Unused business, personal and credit card lines, which totaled $335.5 million at June 30, 2006, are generally for short-term borrowings.

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

          The components of net periodic benefit costs for the three months ended June 30, 2006 and 2005 are shown in the following statement (in thousands):

	Other Postretirement Benefits Three months ended June 30,

	2006	2005

Interest Cost	$22	$27
Amortization of transition obligation	21	24

	$43	$51

          The components of net periodic benefit costs for the nine months ended June 30, 2006 and 2005 are shown in the following statement (in thousands):

	Other Postretirement Benefits Nine months ended June 30,

	2006	2005

Interest Cost	$66	$81
Amortization of transition obligation	63	72

	$129	$153

          The Company previously disclosed in its financial statements for the year ended September 30, 2005, that it expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2006. As of the three and nine months ended June 30, 2006, $47 thousand and $118 thousand, respectively, of contributions had been contributed.

BALANCE SHEET ANALYSIS

          Total assets of First Financial increased $129.3 million, or 5.13%, during the nine months ended June 30, 2006. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at June 30, 2006 and September 30, 2005:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	September 30, 2005
			Variance	% Change

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$129,722	$123,579	$6,143	4.97%
Investments available for sale, at fair value	28,534	28,023	511	1.82
Investment in capital stock of FHLB	28,313	25,165	3,148	12.51
Mortgage-backed securities available for sale, at fair value	298,022	341,533	(43,511)	(12.74)
Loans receivable, net of allowance of $14,461 and $14,155	2,037,695	1,878,730	158,965	8.46
Loans held for sale	10,271	9,659	612	6.34
Goodwill, net	21,439	21,229	210	0.99
Intangible assets, net	1,420	1,749	(329)	(18.81)
Other assets	96,278	92,738	3,540	3.82

Total assets	$2,651,694	$2,522,405	$129,289	5.13%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$222,085	$216,946	$5,139	2.37%
Interest-bearing	1,589,917	1,440,126	149,791	10.40

Total deposits	1,812,002	1,657,072	154,930	9.35
Advances from Federal Home Loan Bank	517,000	452,000	65,000	14.38
Other short-term borrowings	27,637	129,663	(102,026)	(78.69)
Long-term debt	46,392	46,392
Other liabilities	71,878	66,149	5,729	8.66

Total liabilities	2,474,909	2,351,276	123,633	5.26%

Stockholders’ equity	176,785	171,129	5,656	3.31

Total liabilities and stockholders’ equity	$2,651,694	$2,522,405	$129,289	5.13%

Investment Securities and Mortgage-backed Securities

          Investments available for sale, investment in capital stock of FHLB and mortgage-backed securities available for sale decreased $39.9 million in the current nine months ended June 30, 2006. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $49.4 million during the nine months ended June 30, 2006. The Company sold $14.5 million of investments available for sale and $3.0 million of investments available for sale matured during the nine months ended June 30, 2006. During the nine months ended June 30, 2006, there were $3.3 million in sales of mortgage-backed securities available for sale and repayments totaled $69.5 million. Net purchases of FHLB stock amounted to $3.1 million during the nine months ended June 30, 2006. The Company expects to maintain investment securities available for sale and mortgage-backed securities available for sale at approximately 12 to 15% of assets in future periods.

Loans Receivable

          The following table summarizes outstanding loans, including loans held for sale, by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	June 30, 2006	September 30, 2005	June 30, 2005

Real estate - residential mortgages (1-4 family)	$908,743	$928,505	$942,879
Real estate - residential construction	106,787	83,891	86,377
Commercial secured by real estate including multi-family	286,013	261,105	256,945
Commercial financial and agricultural	78,314	70,602	69,332
Land	195,950	127,314	122,449
Home equity loans	253,884	229,483	218,519
Mobile home loans	170,262	156,545	150,179
Credit cards	13,298	12,481	11,950
Other consumer loans	117,665	100,624	97,704

Total gross loans	2,130,916	1,970,550	1,956,334

Less:
Allowance for loan losses	14,461	14,155	14,196
Loans in process	69,637	68,958	75,465
Deferred loan fees and discounts on loans	(1,148)	(952)	(954)

	82,950	82,161	88,707

Total	$2,047,966	$1,888,389	$1,867,627

          Net loans increased $159.6 million during the nine months ended June 30, 2006. The above chart shows a decline in residential mortgages during the first three quarters of fiscal 2006.  Gross residential mortgage loans (1-4 family) declined $34.1 million during the twelve months ended June 30, 2006. Most other categories of loans exhibited growth, particularly residential construction, commercial, land, home equity and mobile home loans during the twelve months ended June 30, 2006 and during the first nine months of fiscal 2006. The Company continues to place increased emphasis on the origination of commercial business and consumer loans.

          The Company’s mobile home loan portfolio was 8.3% of the net loan portfolio at June 30, 2006 compared to 8.0% of the net loan portfolio at June 30, 2005.  During fiscal 2005 the Company expanded its mobile home lending program to parts of the state of Florida and beginning with fiscal 2006 began a pilot program with selected dealerships in the state of Alabama.  Mobile home lending involves additional risks as result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates.  The average coupon on the mobile home loan portfolio at June 30, 2006 and June 30, 2005 was 9.58% and 9.73%, respectively.

Asset Quality

          The following table summarizes the Company’s problem assets for the periods indicated (amounts in thousands):

	June 30, 2006	September 30, 2005	June 30, 2005

Non-accrual loans	$5,020	$5,556	$6,715
Loans 90 days or more delinquent (1)	64	45	26
Real estate and other assets acquired in settlement of loans	1,725	1,755	2,291

Total	$6,809	$7,356	$9,032

As a percent of net loans and real estate owned	0.33%	0.39%	0.48%
As a percent of total assets	0.26%	0.29%	0.36%

(1) The Company continues to accrue interest on these loans.

          Problem assets decreased $547 thousand during the nine months ended June 30, 2006 from September 30, 2005.  The decrease from September 30, 2005 was in non-accrual loans and real estate and other assets acquired in settlement of loans while loans 90 days or more delinquent increased.

          The Company’s largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of the Company’s residential and business loans are with customers located within the coastal counties of South Carolina, Florence County in South Carolina and Brunswick County in North Carolina.

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

          Following is a summary of the reserve for loan losses (in thousands):

	At and for the nine months ended June 30,

	2006	2005

Balance at beginning of year	$14,155	$14,799
Provision charged to operations	3,622	3,610
Recoveries of loans previously charged-off	573	527
Loan losses charged to reserves	(3,889)	(4,740)

Balance at end of period	$14,461	$14,196

          Net charge-offs totaled $3.3 million in the current nine months ended June 30, 2006 compared to $4.2 million in the comparable nine months in fiscal 2005.  Consumer net charge-offs totaled $2.6 million in the current nine months compared to $3.2 million in the comparable nine months in fiscal 2005. Included in the consumer loan net charge-offs were $1.6 million and $2.0 million in net losses on the mobile home loan portfolio during the nine months ended June 30, 2006 and June 30, 2005, respectively.  Real estate (residential and commercial) and commercial loan net charge-offs were $704 thousand in the current nine months, compared to $1.0 million in the nine months ended June 30, 2005.  Annualized net charge-offs as a percentage of average net loans decreased eight basis points to .22% for the nine months ended June 30, 2006 as compared to .30% for the nine months ended June 30, 2005. The average net loss rate on the mobile home portfolio on an annualized basis was 1.34% for the nine months ended June 30, 2006, declining from 1.83% for the nine months ended June 30, 2005.  Excluding the mobile home loan portfolio, the Company’s annualized net charge-offs as a percentage of average net loans decreased from .17% for the nine months ended June 30, 2005 to .12% for the recent nine months ended June 30, 2006.

          Over recent years the Company has been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

          The Company’s impaired loans totaled $829 thousand at June 30, 2006, $1.5 million at September 30, 2005 and $1.9 million at June 30, 2005.

Deposits and Borrowings

          First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2006		September 30, 2005		June 30, 2005

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing checking accounts	$222,085	12.26%	$216,946	13.09%	$190,646	11.80%
Interest-bearing checking accounts	277,799	15.33	303,286	18.30	316,736	19.60
Statement and other accounts	158,049	8.72	169,703	10.24	172,538	10.68
Money market accounts	365,337	20.16	255,486	15.42	246,683	15.26
Certificate accounts	788,732	43.53	711,651	42.95	689,453	42.66

Total deposits	$1,812,002	100.00%	$1,657,072	100.00%	$1,616,056	100.00%

          Deposits increased $154.9 million during the nine months ended June 30, 2006. Noninterest-bearing checking accounts, interest-bearing checking accounts and statement accounts declined by $32.0 million during the nine months ended June 30, 2006. Money market accounts increased $109.9 million during the nine months ended June 30, 2006 principally as a result of the introduction of a new money market product which generated approximately $177.4 million in balances through June 30, 2006. As a result of higher interest rates and product specials certificate accounts increased by $77.1 million during the nine months ended June 30, 2006.

          As a result principally of higher deposit growth, the Company’s borrowings decreased $37.0 million during the nine months ended June 30, 2006. FHLB advances increased $65.0 million and other short-term borrowings decreased $102.0 million during the nine months ended June 30, 2006.

          In the first three months of fiscal 2005, the Company incurred a $964 thousand prepayment fee related to the prepayment of a $15 million Federal Home Loan Bank advance. The Company continues to evaluate the relative cost and benefit of incurring prepayment penalties from prepayment of FHLB advances.

Stockholders’ Equity

          The Company’s capital ratio, total capital to total assets, was 6.66% at June 30, 2006, compared to 6.78% at September 30, 2005.  During the nine months ended June 30, 2006, the Company increased its dividend to stockholders to $.72 compared with $.69 per share in the first nine months of fiscal 2005.

          On April 29, 2005, the Company announced the approval of a new stock repurchase program to acquire up to 625 thousand shares of common stock. At June 30, 2006, the Company had purchased approximately 517 thousand shares at a cost of approximately $15.3 million. The program expired June 30, 2006.

          Changes in stockholders’ equity during the nine months ended June 30, 2006 were comprised principally of net income, the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

          Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At June 30, 2006, the Association was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, the Association must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

          The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2006 (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Tangible capital (to Total Assets)	$185,601	7.10%	$39,066	1.50%
Core capital (to Total Assets)	185,601	7.10	104,519	4.00	$130,649	5.00%
Tier I capital (to Risk-based Assets)	185,601	9.76			112,503	6.00
Risk-based capital (to Risk-based Assets)	197,466	10.53	150,004	8.00	187,505	10.00

          For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in the Company’s 10-K for the fiscal year ending September 30, 2005.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

          The Association is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

          The Association’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of the Association’s sources of liquidity is subject to various uncertainties beyond the control of the Association.  As a measure of protection, the Association has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2006 (in thousands).

	At June 30, 2006

	Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$496,251	$182,801	$51,195	$56,597	$1,888	$788,732
Borrowings	218,824			125,000	247,205	591,029
Purchases	9,883					9,883
Operating leases	1,973	1,875	1,324	2,375	2,870	10,417

Total contractual obligations	$726,931	$184,676	$52,519	$183,972	$251,963	$1,400,061

          The Association’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, the Association at June 30, 2006 estimates that an additional $196.5 million of funding is available.  At June 30, 2006, the Association has approximately $168.6 million of unpledged investments and mortgage-backed securities available for sale. At June 30, 2006, the Association maintained collateral at the Federal Reserve of Richmond, sufficient to ensure that approximately $20.5 million is available from the “Discount Window”. All of the above liquidity sources except cash and cash equivalents give the Association approximately $385.6 million capacity to meet future funding demands. These sources are available should deposit cash flows and other funding be reduced in any given period. Should the Association so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $100 million callable in fiscal 2006, with a weighted average rate of 5.78%; $75 million callable in fiscal 2007, with a weighted average rate of 3.78%; $100 million callable in fiscal 2008, with a weighted average rate of 3.74%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

          During the current nine months the Company experienced a net cash outflow from investing activities of $131.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $49.4 million, purchase of office properties and equipment of $4.7 million, net purchase of FHLB stock of $3.1 million and a net increase of $167.9 million in loans, offset by repayments of mortgage-backed securities of $69.5 million, proceeds from sales and maturities of investments available for sale of $17.5 million, proceeds from sales of mortgage-backed securities of $3.3 million and proceeds from sales of real estate owned of $3.3 million. The Company experienced cash inflows of $35.3 million and $102.6 million from operating activities and financing activities, respectively.  Financing activities consisted principally of a net increase of $154.9 million in deposits, net proceeds from FHLB advances of $65 million and proceeds from exercise of stock options of $2.3 million offset by decreases of $102.0 million in securities sold under agreements to repurchase, decrease in advances by borrowers for taxes and insurance of $1.7 million, dividends paid of $8.7 million and purchase of treasury stock of $7.4 million during the first nine months of fiscal 2006.

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

          As of June 30, 2006, Management believes that there have been no significant changes in market risk as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2005.

          In addition to regulatory calculations, the Company performs additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at June 30, 2006 levels.

Rate Change	Estimated% Change in Net Interest Income Over 12 Months

2.00%	(7.17)%
1.00	(3.51)
Flat (Base Case)
(1.00)	2.82
(2.00)	2.83

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

          The following table is a summary of the Company’s one-year dynamic gap at June 30, 2006 (amounts in thousands):

	June 30, 2006

Interest-earning assets maturing or repricing within one year	$1,129,607
Interest-bearing liabilities maturing or repricing within one year	1,233,303

Cumulative gap	$(103,696)

Gap as a percent of total assets	(3.91	) %

          Based on the Company’s June 30, 2006 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.1 billion in interest-earning assets will reprice and approximately $1.2 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $103.7 million, or 3.91% of assets.  The Company’s one year dynamic gap position at June 30, 2005 was a negative $99.3 million, or 3.93% of assets. At the end of fiscal year ended September 30, 2005, the dynamic gap was a positive $5.3 million or .21% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are the Company’s estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the Company’s expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

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

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING JUNE 30, 2006 AND 2005

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended June 30, 2006 and 2005:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,

	2006	2005	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$34,426	$28,922	$5,504	19.03%
Interest on mortgage-backed securities	3,333	3,447	(114)	(3.31)
Interest and dividends on investments	790	622	168	27.01
Other	103	60	43	71.67

Total interest income	38,652	33,051	5,601	16.95

INTEREST EXPENSE
Interest on deposits	11,256	6,790	4,466	65.77
Interest on borrowed money	7,157	6,995	162	2.32

Total interest expense	18,413	13,785	4,628	33.57

NET INTEREST INCOME	20,239	19,266	973	5.05
Provision for loan losses	1,413	1,010	403	39.90

Net interest income after provision for loan losses	18,826	18,256	570	3.12

OTHER INCOME
Net gain on sale of loans	437	816	(379)	(46.45)
Net (loss) gain on sale of investment and mortgage-backed securities	(9)	1	(10)	(1,000.00)
Brokerage fees	694	634	60	9.46
Commissions on insurance	4,986	4,578	408	8.91
Other agency income	313	361	(48)	(13.30)
Service charges and fees on deposit accounts	4,386	2,985	1,401	46.93
Loan servicing operations, net	850	(117)	967	(826.50)
Gain on disposition of assets	801	344	457	132.85
Other	1,675	1,297	378	29.14

Total other income	14,133	10,899	3,234	29.67

NON-INTEREST EXPENSE
Salaries and employee benefits	13,549	12,201	1,348	11.05
Occupancy costs	1,603	1,351	252	18.65
Marketing	690	490	200	40.82
Depreciation, rental and maintenance of equipment	1,243	1,311	(68)	(5.19)
Amortization of intangibles	117	121	(4)	(3.31)
Other	4,629	4,185	444	10.61

Total non-interest expense	21,831	19,659	2,172	11.05

Income before income taxes	11,128	9,496	1,632	17.19
Income tax expense	3,949	3,338	611	18.30

NET INCOME	$7,179	$6,158	$1,021	16.58%

NET INCOME PER COMMON SHARE BASIC	$0.60	$0.50	$0.10	20.00%

NET INCOME PER COMMON SHARE DILUTED	$0.59	$0.49	$0.10	20.41%

Net Interest Income

          Net interest income was $20.2 million and $19.3 million during the quarters ended June 30, 2006 and 2005, respectively. The net interest margin for the quarter ended June 30, 2006 was 3.37% compared with 3.34% during the quarter ended June 30, 2005. Average earning assets increased 4.19% to $2.405 billion during the quarter ended June 30, 2006 compared to $2.309 billion in the June 2005 quarter. As a result of these variances, net interest income increased 5.05%, or $973 thousand, between the two quarters. The gross interest margin increased from 3.31% during the quarter ended June 30, 2005 to 3.32% during the quarter ended June 30, 2006.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended June 30,

	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$2,023,916	6.80%	$1,884,640	6.14%
Mortgage-backed securities	320,147	4.17	356,112	3.87
Investments and other interest-earning assets	61,377	5.79	68,042	4.01

Total interest-earning assets	$2,405,440	6.43%	$2,308,794	5.73%

Deposits	$1,804,496	2.50%	$1,591,739	1.71%
Borrowings	574,901	4.99	692,666	4.05

Total interest-bearing liabilities	$2,379,397	3.11%	$2,284,405	2.42%

Gross interest margin		3.32%		3.31%
Net interest margin		3.37%		3.34%

          Management expects continued pressure on its net interest margin as a result of the upward repricing of deposits combined with a flat yield curve. The Federal Reserve increased the federal funds target rate by 200 basis points in calendar year 2005 and an additional 100 basis points in the first two calendar quarters of 2006. However, the Treasury yield curve depicts an increase in short-term rates over this time period while long-term rates have declined or only increased marginally.  A continuation of this trend for a longer period would be detrimental to the Company’s net interest margin.

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended June 30, 2006 versus 2005

	Volume	Rate	Total

Interest income:
Loans	$2,231	$3,273	$5,504
Mortgage-backed securities	(364)	250	(114)
Investments and other interest-earning assets	(53)	264	211

Total interest income	1,814	3,787	5,601

Interest expense:
Deposits	1,001	3,465	4,466
Borrowings	(1,306)	1,468	162

Total interest expense	(305)	4,933	4,628

Net interest income	$2,119	$(1,146)	$973

Provision for Loan Losses

          The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $1.4 million and $1.0 million for the quarters ended June 30, 2006 and 2005, respectively. On an annualized basis, loans receivable increased by 12.8% during the current quarter. Also affecting provision for loan losses in the current quarter was the lower net loan charge-offs of $1.1 million for the quarter ended June 30, 2006 as compared to $1.2 million for the quarter ended June 30, 2005.  Problem loans were $6.8 million at June 30, 2006 compared to $9.0 million at June 30, 2005. Total loan loss reserves as of June 30, 2006 were $14.5 million, or .71% of the total net loan portfolio compared with $14.2 million or .76% of the total net loan portfolio at June 30, 2005.

Other Income/Non-Interest Expense

          Non-interest income was $3.2 million higher in the current quarter as compared to the same quarter of fiscal 2005. Gains from loan sales in the current quarter of $437 thousand reflected a decrease from $816 thousand in the quarter ended June 30, 2005. Insurance revenues reflected an increase of $360 thousand during the current quarter compared to the same period in fiscal 2005. Deposit account fees increased $1.4 million, or 46.9%, to $4.4 million in the current quarter as compared to the comparable quarter in fiscal 2005. This increase was primarily attributable to the implementation of a courtesy overdraft privilege program in July 2005. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $252 thousand and $170 thousand, respectively, during the three months ended June 30, 2006 and 2005. Thus, including expenses, the Company’s net deposit revenues increased by $1.3 million, or 46.8% during the current quarter as compared to the comparable quarter in fiscal 2005.  The increase in loan servicing operations reflects a $507 thousand increase in the impairment reserve for the originated mortgage servicing values in the prior quarter while the current quarter’s results include a $200 thousand recovery. Gain on disposition of assets in the current quarter increased $457 thousand as compared to the comparable quarter in fiscal 2005.

          Total non-interest expense increased by $2.2 million, or 11.0%, during the quarter ended June 30, 2006 compared with the comparable quarter ended June 30, 2005. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.3 million, or 11.0%. The increase was partially attributable to the staffing of several new in-store locations, higher health benefit costs and merit increases since the June 2005 quarter. The increase in the current quarter includes $195 thousand in compensation costs for share-based programs related to the adoption of SFAS 123(R) on October 1, 2005. Marketing costs were 40.8% higher in the current quarter as compared to the comparable quarter in fiscal 2005 due to additional marketing campaigns and higher customer new account incentives paid. Occupancy costs were 18.7% higher in the current quarter as compared to the comparable quarter in fiscal 2005 due to an increase in in-store offices. Included in other expenses for the quarters ended June 30, 2006 and  2005 were approximately $252 thousand and $170 thousand, respectively, directly related to the overdraft privilege program mentioned above. The total of all of the remaining expense categories increased by $290 thousand, or 5.3%, between the two quarters.

Income Tax Expense

          During the third quarter of fiscal 2006 the Company’s effective tax rate approximated 35.5% as compared to 35.2% during the third quarter of fiscal 2005.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2006 AND 2005

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the nine months ended June 30, 2006 and 2005:

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended June 30,

	2006	2005	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$97,909	$84,961	$12,948	15.24%
Interest on mortgage-backed securities	10,233	10,067	166	1.65
Interest and dividends on investments	2,241	1,765	476	26.97
Other	287	151	136	90.07

Total interest income	110,670	96,944	13,726	14.16

INTEREST EXPENSE
Interest on deposits	29,846	18,785	11,061	58.88
Interest on borrowed money	21,747	20,815	932	4.48

Total interest expense	51,593	39,600	11,993	30.29

NET INTEREST INCOME	59,077	57,344	1,733	3.02
Provision for loan losses	3,622	3,610	12	0.33

Net interest income after provision for loan losses	55,455	53,734	1,721	3.20

OTHER INCOME
Net gain on sale of loans	1,689	1,656	33	1.99
Net loss on sale of investment and mortgage-backed securities	(6)	(55)	49	(89.09)
Brokerage fees	2,113	1,938	175	9.03
Commissions on insurance	14,686	14,090	596	4.23
Other agency income	882	955	(73)	(7.64)
Service charges and fees on deposit accounts	13,367	8,674	4,693	54.10
Loan servicing operations, net	2,417	1,205	1,212	100.58
Gain on disposition of assets	915	1,946	(1,031)	(52.98)
Other	4,789	5,203	(414)	(7.96)

Total other income	40,852	35,612	5,240	14.71

NON-INTEREST EXPENSE
Salaries and employee benefits	40,603	37,446	3,157	8.43
Occupancy costs	4,193	3,828	365	9.54
Marketing	1,777	1,459	318	21.80
Depreciation, rental and maintenance of equipment	3,659	3,707	(48)	(1.29)
Prepayment penalties on FHLB advances	—	964	(964)	(100.00)
Amortization of intangibles	352	363	(11)	(3.03)
Other	13,611	11,780	1,831	15.54

Total non-interest expense	64,195	59,547	4,648	7.81

Income before income taxes	32,112	29,799	2,313	7.76
Income tax expense	11,401	10,681	720	6.74

NET INCOME	$20,711	$19,118	$1,593	8.33%

NET INCOME PER COMMON SHARE BASIC	$1.72	$1.55	$0.17	10.97%

NET INCOME PER COMMON SHARE DILUTED	$1.70	$1.52	$0.18	11.84%

Net Interest Income

          Net interest income was $59.1 million and $57.3 million during the nine months ended June 30, 2006 and June 30, 2005, respectively. The net interest margin for the nine months ended June 30, 2006 was 3.33% compared with 3.35% during the nine months ended June 30, 2005. Average earning assets increased 3.56% to $2.366  billion during the nine months ended June 30, 2006 compared to $2.284 billion in the June 2005 quarter. As a result of these variances, net interest income increased 3.1%, or $1.8 thousand, between the two periods.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Nine Months Ended June 30,

	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$1,969,977	6.64%	$1,865,551	6.08%
Mortgage-backed securities	334,901	4.07	351,433	3.82
Investments and other interest-earning assets	60,696	5.50	67,359	3.78

Total interest-earning assets	$2,365,574	6.24%	$2,284,343	5.66%

Deposits	$1,736,677	2.30%	$1,547,745	1.62%
Borrowings	601,102	4.84	706,870	3.93

Total interest-bearing liabilities	$2,337,779	2.95%	$2,254,615	2.35%

Gross interest margin		3.29%		3.31%
Net interest margin		3.33%		3.35%

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Nine Months Ended June 30, 2006 versus 2005

	Volume	Rate	Total

Interest income:
Loans	$4,915	$8,033	$12,948
Mortgage-backed securities	(485)	651	166
Investments and other interest-earning assets	(193)	805	612

Total interest income	4,237	9,489	13,726

Interest expense:
Deposits	2,509	8,552	11,061
Borrowings	(3,399)	4,331	932

Total interest expense	(890)	12,883	11,993

Net interest income	$5,127	$(3,394)	$1,733

Provision for Loan Losses

          The provision for loan losses was $3.6 million for the nine months ended June 30, 2006 and June 30, 2005. Net loan charge-offs totaled $3.3 million and $4.2 million for the nine months ended June 30, 2006 and 2005, respectively.

Other Income/Non-Interest Expenses

          Total other income increased 14.7%, or $5.2 million, during the nine months ended June 30, 2006 compared with the nine months ended June 30, 2005. Gains from sales of loans increased $33 thousand during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The Company recorded gains from property sales of $915 thousand for the current quarter compared to gains of $1.9 million for the nine months ended June 30, 2005. Included in insurance revenues was the receipt of contingent commissions, which increased approximately $470 thousand, or 18.7%, during the nine months ended June 30, 2006 compared with the nine months ended June 30, 2005.  Total contingent-based commissions were $3.0 million for the nine months ended June 30, 2006 compared with $2.5 million for the nine months ended June 30, 2005. Also included in other income for the nine months ended June 30, 2005 was a receipt of a judgment settlement of $1.3 million. Deposit account fees increased $4.7 million, or 54.1%, to $13.4 million in the current nine months from $8.7 million in the comparable quarter in fiscal 2005. The increase in deposit fees during the current nine months is primarily attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005, as well as overall growth of deposits. The Company incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $1.3 million and $510 thousand during the nine months ended June 30, 2006 and 2005, respectively. Thus, including expenses, the Company’s net deposit revenues increased by $3.9 million, or 48.2% during the current nine months as compared to the comparable quarter in fiscal 2005. Loan servicing operations, net, improved by $1.2 million during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. During the nine months ended June 30, 2006 and 2005, the Company recorded a $795 thousand and $88 thousand recovery in the impairment reserve for originated mortgage servicing values, respectively.

          Total non-interest expenses increased by $4.6 million during the nine months ended June 30, 2006, compared with the comparable nine months ended June 30, 2005. Salaries and employee benefit costs were higher in the current nine months, increasing by $3.2 million, due partially to the staffing of additional in-store sales offices opened over the past year, increased health and benefit costs, merit increase and incentive compensation since June 2005. The increase in the current quarter includes $557 thousand in compensation costs for share-based programs related to the adoption of SFAS 123(R) on October 1, 2005.Occupancy costs also increased $365 thousand, or 9.5% during the nine months ended June 30, 2006 as compared to the comparable nine months in fiscal 2005. Marketing costs were 21.8% higher during the nine months ended June 30, 2006 due to additional marketing campaigns and higher customer new account incentives paid. In the nine months ended June 30, 2005, the Company incurred a $964 thousand prepayment fee related to the early prepayment of a $15 million Federal Home Loan Bank advance. Excluding salaries and employee compensation, occupancy costs, marketing costs, deposit related expenses mentioned above and prepayment penalties, non-interest expense increased $1.0 million, or 6.6% from the nine month period ending June 30, 2005.

Income Tax Expense

          During the nine months ended June 30, 2006 and 2005 the Company’s effective tax rate approximated 35.5% and 35.8%, respectively. The effective rate change was principally related to the Company’s investment in low-income housing tax credits.

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

          The Company adopted SFAS 123(R) effective October 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. See Note 4, Share-Based Payment Arrangements, for a discussion of the Company’s current method of accounting for stock-based compensation and its previous method of accounting for stock-based compensation. As a result of the adoption of SFAS 123 (R) the Company recorded compensation costs of $557 thousand relative to the fair value of stock options for the portion of the service period occurring in 2006 during the nine months ended June 30, 2006. The after tax effect reduced net income by $481 thousand.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Conditional Asset Retirement Obligations

          In March 2005, the FASB issued FASB Interpretation No. 47, “ Accounting for Conditional Asset Retirement Obligations “ (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “ Accounting for Asset Retirement Obligations, “ refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. Management currently does not anticipate that the implementation of FIN 47 will materially affect the Company’s consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”) which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if the principle had always been used.

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

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Servicing of Financial Assets

          In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  SFAS 156 includes the following:  (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities.  The Company will be required to adopt SFAS 156 effective October 1, 2006. The Company is in the process of analyzing the provisions of SFAS  156 and the impact that SFAS 156 will have on its results of operations, including the effects of various transition rules.

Accounting for Uncertainty in Income Taxes

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. Management is in the process of analyzing the provisions of FIN 48 and the impact that it will have on its consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Asset/Liability Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table summarizes the total number of shares repurchased by the Company as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Nine Months Ended June 30, 2006

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

10/1/2005 thru 10/31/2005	28,400	$29.25	28,400	292,148
11/1/2005 thru 11/30/2005	86,582	29.62	84,000	208,148
12/1/2005 thru 12/31/2005	14,520	30.72	12,800	195,348
01/01/2006 thru 1/31/2006	468	32.43		195,348
02/01/2006 thru 2/28/2006	39,499	30.64	37,300	158,048
03/01/2006 thru 3/31/2006	29,766	31.73	10,100	147,948
04/01/2006 thru 4/30/2006				147,948
05/01/2006 thru 5/31/2006	30,439	30.90	30,210	117,738
06/01/2006 thru 6/30/2006	14,158	31.42	9,900	107,838
				Plan expired 6/30/2006

	243,832	30.33	212,710

          On April 29, 2005, the Company announced the approval of a stock repurchase program to acquire up to 625 thousand shares of common stock. During the nine months ended June 30, 2006 the Company purchased approximately 213 thousand shares at a cost of $6.5 million. The program expired June 30, 2006.

          In addition to the repurchase program described above, the Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the nine months ended June 30, 2006, 31,122 shares were repurchased under these provisions for approximately $990 thousand.

Item 5 – Other Information

          There was no information required to be disclosed by the Company in a report on Form 8-K during the third quarter of fiscal 2006 that was not so disclosed.

Item 6 – Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.4	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1997.

3.7	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2003.

3.8	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1997.

3.9	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 29, 2004

3.10	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

3.11	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A

10.3	Employment Agreement with A. Thomas Hood, as amended	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.4	Employment Agreement with Charles F. Baarcke, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

Exhibit No.	Description of Exhibit	Location

10.5	Employment Agreement with John L. Ott, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1995.

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.10	Employment Agreement with Susan E. Baham	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 30, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date:August 8, 2006	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer