Form 10-K
period 2006-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2006-12-14
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:
September 30, 2006

Commission File Number:  0-17122

FIRST FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-0866076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina	29401

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 529-5933

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act: none

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

          The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on The NASDAQ Global Select Market (formerly the NASDAQ Stock Market LLC) on March 31, 2006, was $381,182,958 (12,024,699 shares at $31.70 per share).  It is assumed for purposes of this calculation that none of the registrant’s officers, directors and 5% shareholders are affiliates.

          As of November 30, 2006 there were issued and outstanding 12,056,943 shares of the registrant’s common stock.  The registrant’s common stock is traded over-the-counter and is listed on The NASDAQ Global Select Market under the symbol “FFCH.”

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.  (Part III)

FIRST FINANCIAL HOLDINGS, INC.
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

General

          First Financial Holdings, Inc. (the Company which may be referred to as First Financial, we, us, or our) is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston (First Federal), a federally-chartered stock savings and loan association. Our assets are over $2.6 billion as of September 30, 2006.

          Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

                      Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 11 in-store (Wal-Mart Supercenters) retail branch sales offices, and three limited services branches located in the following counties: Charleston (18), Berkeley County (3), Dorchester (5), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

          Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, non-residential mortgage and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities. Other than banking, insurance operations constitutes a reportable segment of business operations. For segmented financial information regarding our banking and insurance operations, see Note 24 of Notes to Consolidated Financial Statements contained in Item 8.

          First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

Subsidiary Activities of First Federal

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

Broad Street Holdings

          Broad Street Holdings was incorporated in 1998 as the holding company for Broad Street Investments, Inc., which was also formed in 1998.  Broad Street Investments has been organized as a real estate investment trust to hold real estate-related assets.

First Reinsurance Holdings

          First Reinsurance Holdings was incorporated in 1998 as the holding company for First Southeast Reinsurance, Inc., a company also organized in 1998 and domiciled in Vermont.  First Southeast Reinsurance reinsures mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by First Federal.

First Southeast Fiduciary & Trust

          First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services in a fiduciary capacity to customers of First Federal.  Assets under management totaled $103.6 million at September 30, 2006.

Port City Ventures

          Port City Ventures, LLC was incorporated in 2002 to hold the general partner’s interest in the limited partnership called North Central Apartments, LP, a low-income senior citizen housing development. North Central received approval in October 2003 for low income housing tax credits from the South Carolina State Housing Finance and Development Authority. We utilize these credits when we file our consolidated tax returns.

Great Atlantic Mortgage

          Great Atlantic Mortgage was incorporated in 2005 as a joint venture with a local real estate firm to originate mortgages.  Operations are based in Charleston, South Carolina with a sales office located in Pawleys Island, South Carolina. In early fiscal 2007 these operations were discontinued and Great Atlantic Mortgage is no longer active.

Subsidiary Activities of First Financial

Insurance Operations

First Southeast Insurance Services

          First Southeast Insurance Services also referred to as FSIns, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986.  In 1988, the agency purchased two smaller insurance agencies.  First Financial acquired Peoples Federal in 1992.  During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased.  In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal.  During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina in 2002, Woodruff & Company, Inc. of Columbia, South Carolina in 2003, and Employer Benefit Strategies Inc. of Summerville, South Carolina in 2006. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party health benefit administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc., based in Pittsburgh, Pennsylvania.

          First Southeast Insurance Services is one of the largest independent insurance agencies in South Carolina.  Its affiliate, Kinghorn Insurance Services, Inc. has the largest independent agency relationship with Allstate in the United States.

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

First Southeast Investor Services

          First Southeast Investor Services, incorporated in South Carolina, has been a NASD-registered introducing broker dealer since 1998.  First Southeast Investor Services offers a variety of investment products and services in strategically located offices throughout First Financial’s market area and other selected markets within South Carolina and North Carolina.

Business Segments

          Item 8, Note 24 to the Consolidated Financial Statements discusses First Financial’s business segments, which is incorporated in this document by reference.

Competition

          We face strong competition in attracting savings deposits and originating real estate and other loans. The competition among the various financial institutions is based upon a variety of factors including the following:

•	interest rates offered on deposit accounts,
•	interest rates charged on loans,
•	credit and service charges,
•	the quality of services rendered,
•	the convenience of banking facilities and,
•	in the case of loans to large commercial borrowers, relative lending limits.

          Direct competition for savings deposits principally comes from commercial banks and other savings institutions. Indirectly, we face competition from credit unions and for investors’ funds from short term money market securities and other corporate and government securities. Additionally, money market, stock, and fixed-income mutual funds have attracted an increasing share of household savings. Competition for loans principally comes from commercial banks, mortgage-banking companies, insurance companies, developers, tract builders and other institutional lenders. We compete for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided to borrowers, developers, real estate brokers and home builders.

          The banking industry continues to consolidate, which presents opportunities for First Financial to gain new business. However, consolidation may further intensify competition if additional financial services companies enter our market areas through acquisition of local financial institutions.

          Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, we concentrate our efforts on small- to medium-sized businesses and individuals. We believe we compete effectively in this market segment by offering quality – and personalized service.

Employees

          At September 30, 2006, First Financial employed 847 full-time equivalent employees compared to 791 full-time equivalent employees at September 30, 2005. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

How We Are Regulated

          The following is a brief description of certain laws and regulations which are applicable to First Financial and First Federal.

          Legislation is introduced from time to time in the U.S. Congress that may affect the operations of First Financial and First Federal.  In addition, the regulations governing us may be amended from time to time by the respective regulators.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

          Regulation of First Federal

          As a federally-chartered, federally-insured financial institution, First Federal is subject to federal regulation and oversight by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its insurer of its deposits. Federally-chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations.  This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

          The Office of Thrift Supervision regularly examines First Federal and prepares a report that details its findings and notes any deficiencies in First Federal’s operations.  The report is submitted to First Federal’s Board of Directors for their review and consideration. The Federal Deposit Insurance Corporation, as the insurer of First Federal’s deposits, also has the authority to examine First Federal.  First Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of First Federal’s mortgage requirements.  Any change in these regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on the operations of First Financial and First Federal.

          Office of Thrift Supervision. The Office of Thrift Supervision has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and First Financial.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.  Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

          In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision.  Federal savings institutions are also generally authorized to branch nationwide.  First Federal is in compliance with these restrictions.

          All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  First Federal’s annual Office of Thrift Supervision assessment for the fiscal year ended September 30, 2006 was $428 thousand.

          Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At September 30, 2006, First Federal’s limit on loans to one borrower was $ 30 million.  At September 30, 2006, First Federal’s largest loan commitment to a related group of borrowers was $27 million.  Of this commitment, $ 25.4 million has been disbursed.

          The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

          Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank.

          As a member, First Federal is required to purchase and maintain stock in the FHLB of Atlanta.  At September 30, 2006, First Federal had $26 million in Federal Home Loan Bank of Atlanta stock, which was in compliance with this requirement.  In past years, First Federal has received substantial dividends on its Federal Home Loan Bank stock.  The average dividend yield for fiscal 2006 and 2005 was 5.32% and 3.89%, respectively.

          Federal Deposit Insurance Reform Act of 2005.   The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system.  The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

          Major provisions in the legislation include:

•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•

maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•

providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•

requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%): and

•

providing for a new risk-based assessment system and allowing the Federal Deposit Insurance Corporation to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

          On November 2, 2006, the Federal Deposit Insurance Corporation set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate each institution’s risk based on three primary factors – supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

          The new assessment rates will take effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provides credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves, as a result of which the Federal Deposit Insurance Corporation has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management does not believe it is possible at this time to reliably estimate the net assessment cost, if any that may be imposed on First Federal. There are a number of uncertain factors that could affect the assessment rate that the Federal Deposit Insurance Corporation will decide to apply to First Federal and the actual assessment credit that will be available to First Federal in 2007.

          Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. The deposits of First Federal are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.

          Each FDIC-insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital level of  “well capitalized,” “adequately capitalized,” and “undercapitalized.” These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, to 27 basis points for undercapitalized institutions with substantial supervisory concerns. First Federal currently is considered well capitalized and has a zero assessment rate. See Federal Deposit Insurance Reform Act of 2005 above for changes effective 2007.

          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third quarter of 2006 was 0.0126% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

          The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including First Federal, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of First Federal’s deposit insurance.

          Prompt Corrective Action.  The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Office of Thrift Supervision regulations also require that a capital restoration plan be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s assets or the amount which would bring the institution into compliance with all capital standards.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At September 30, 2006, First Federal was categorized as “well capitalized” under the prompt corrective action regulations of the Office of Thrift Supervision.

          Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that First Federal fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require First Federal to submit to it an acceptable plan to achieve compliance with the standard.  Office of Thrift Supervision regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  We are not aware of any conditions relating to these safety and soundness standards that would require us to submit of a plan of compliance to the Office of Thrift Supervision.

          Qualified Thrift Lender Test. All savings institutions, including First Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.

          A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of September 30, 2006, First Federal maintained 84.75% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

          Capital Requirements.  The Office of Thrift Supervision requires all savings associations, including First Federal, to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under Office of Thrift Supervision regulations;

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

          In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. Government or its agencies to 100% for consumer and commercial loans, as assigned by the Office of Thrift Supervision capital regulation based on the risks that the Office of Thrift Supervision believes are inherent in the type of asset.

          The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and Federal Deposit Insurance Corporation are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          See Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for First Federal’s capital position relative to its applicable regulatory capital requirements.

          Limitations on Capital Distribution.,   Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the Office of Thrift Supervision before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

          First Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.

          Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  First Federal is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of this Act. These regulations require First Federal to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

          Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Recently, Congress re-enacted certain expiring provisions of the USA Patriot Act.

          Regulation of First Financial

          General.  First Financial is a registered unitary savings and loan company subject to regulatory oversight of the Office of Thrift Supervision.  Accordingly, First Financial is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision.  In addition, the Office of Thrift Supervision has enforcement authority over First Financial and its non-savings association subsidiaries, which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

          Mergers and Acquisitions.  Federal law and Office of Thrift Supervision regulations issued thereunder generally prohibit a savings and loan holding company without the prior approval of the Office of Thrift Supervision, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. Office of Thrift Supervision  regulations also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the Office of Thrift Supervision approves the acquisition.

          Activities Restrictions.  As a unitary savings and loan holding company, First Financial generally is not subject to activity restrictions. First Financial and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act of 1999.

          If First Federal fails the qualified thrift lender test, within one year First Financial must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see “Regulation of First Federal – Qualified Thrift Lender Test” for information regarding First Federal’s qualified thrift lender test).

          Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

          The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934 (“Exchange Act”).

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

          Regulation of Insurance Activities

          We conduct insurance agency and brokerage activities through FSIns and Kimbrell and their subsidiaries. Our insurance entities are required to be licensed by or to have received approvals from the insurance department of the states in which we operate. Licensing requirements also generally apply to the individual employees of these entities who engage in agency and brokerage activities. Our insurance operations depend on the good standing under the licenses and approvals pursuant to which the insurance entities operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. Generally, the insurance regulatory authorities are vested with relatively broad discretion as to the granting, renewing and revoking of licenses and approvals.

Lending Activities

General

          We try to maintain a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries.  At September 30, 2006, our net loan portfolio totaled approximately $2.1 billion, or 77.5% of our total assets.  Because lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices.  Management also emphasizes lending in the local markets we serve.  Our principal lending activity is the origination of loans secured by single-family residential real estate.  However, we have, in recent years, focused more heavily on the origination of consumer and commercial business loans, land loans and non-residential real estate loans.  Although federal regulations allow us to originate loans nationwide, the majority of loans are originated to borrowers in our local market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina.  However, manufactured housing has expanded to Florida, Georgia, Mississippi, Oklahoma and North Carolina.

          We operate a correspondent lending program where we purchase first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina.  These loans are subject to our underwriting standards and are accepted for purchase only after approval by our underwriters.  Loans funded through the correspondent program totaled $29.5 million in fiscal 2006.

          Several years ago, an indirect lending department was established to originate manufactured home loans and credit cards. In recent years, an out of market second mortgage program was added to our indirect lending program.  The second mortgage program was discontinued during fiscal 2002 because of low volume. During fiscal 2006, we funded approximately $37.7 million in originations of manufactured home loans, substantially all of which were closed under this program.

          We originate both fixed-rate and adjustable-rate loans.  Generally, we sell and retain the servicing on agency qualifying fixed-rate loans. Other loans may be sold with servicing released. A large percentage of single-family loans are made pursuant to guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors. Our primary single-family product is the conventional mortgage loan.  However, loans are also originated that are either partially guaranteed by the Veterans Administration (“VA”) or fully insured by the Federal Housing Administration (“FHA”).

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	September 30,

	2006	2005	2004	2003	2002

Real estate - residential mortgages (1-4 family)	$910,497	$928,505	$987,825	$1,104,578	$1,196,066
Real estate - residential construction	101,702	83,891	73,542	35,518	54,437
Commercial secured by real estate including multi-family	283,016	261,105	223,994	210,315	199,393
Commercial financial and agricultural	82,316	70,602	57,594	43,621	39,227
Land	206,858	127,314	101,263	87,844	100,854
Home equity loans	252,393	229,483	189,232	154,787	157,477
Mobile home loans	173,801	156,545	143,502	129,934	111,830
Credit cards	13,334	12,481	11,747	11,601	11,473
Other consumer loans	119,741	100,624	91,370	81,000	93,831

Total gross loans receivable	$2,143,658	$1,970,550	$1,880,069	$1,859,198	$1,964,588
Allowance for loan losses	(14,615)	(14,155)	(14,799)	(14,957)	(15,824)
Loans in process	(69,043)	(68,958)	(48,423)	(42,448)	(23,832)
Net deferred loan costs and discounts	1,129	952	738	139	(104)

Loans receivable, net	$2,061,129	$1,888,389	$1,817,585	$1,801,932	$1,924,828

Percentage of Loans Receivable, net
Real estate - residential mortgages (1-4 family)	44.2%	49.2%	54.3%	61.3%	62.1%
Real estate - residential construction	4.9	4.4	4.1	2.0	2.8
Commercial secured by real estate including multi-family	13.7	13.8	12.3	11.7	10.4
Commercial financial and agricultural	4.0	3.7	3.2	2.4	2.0
Land	10.0	6.7	5.6	4.9	5.2
Home equity loans	12.3	12.2	10.4	8.6	8.2
Mobile home loans	8.4	8.3	7.9	7.2	5.8
Credit cards	0.7	0.7	0.6	0.6	0.6
Other consumer loans	5.8	5.3	5.0	4.5	4.9

Total gross loans receivable	104.0%	104.3%	103.4%	103.2%	102.0%
Allowance for loan losses	(0.7)	(0.7)	(0.8)	(0.8)	(0.8)
Loans in process	(3.4)	(3.7)	(2.6)	(2.4)	(1.2)
Net deferred loan costs and discounts	0.1	0.1

Loans receivable, net	100.0%	100.0%	100.0%	100.0%	100.0%

                    The following table shows, at September 30, 2006, the dollar amount of adjustable-rate loans and fixed-rate loans in our portfolio based on their contractual terms to maturity.  The amounts in the table do not include adjustments for deferred loan fees and discounts and allowances for loan losses.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments.  The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans.  Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

Table 2
SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

Consolidated	One Year or Less	After One Year Through Five Years	Over Five Years	Total

Real estate mortgages
Floating or adjustable interest rates	$99,917	$56,424	$552,833	$709,174
Predetermined interest rates	109,771	187,103	426,917	723,791
Consumer loans
Floating or adjustable interest rates	14,348	14,363	228,122	256,833
Predetermined interest rates	25,766	30,204	246,531	302,501
Commercial financial and agricultural
Floating or adjustable interest rates	25,201	6,735	453	32,389
Predetermined interest rates	8,841	33,812	7,274	49,927
Total of loans with:
Floating or adjustable interest rates	$139,466	$77,522	$781,408	$998,396
Predetermined interest rates	$144,378	$251,119	$680,722	$1,076,219

Residential Mortgage Lending

          At September 30, 2006, one- to four-family residential mortgage loans, including residential construction loans, totaled $1.01 billion, or 49.1% of total net loans receivable.  We offer adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.

          Traditional types of  ARMs currently offered by us have up to 30-year terms and interest rates which adjust annually after being fixed for a period of one, three, five, seven, or ten years in accordance with a designated index.  ARMs may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

          We currently emphasize the origination of ARMs rather than long-term, fixed-rate mortgage loans for inclusion in our loan portfolio.  In order to encourage the origination of ARMs with interest rates which adjust annually, we may offer a rate of interest on these loans below the fully-indexed rate for the initial period of the loan.  These loans are underwritten on the basis of the fully-indexed rate.  We presently offer single-family ARMs indexed to the one-year constant maturity treasury index or to a six month or one year LIBOR rate.  While these loans are expected to adjust more quickly to changes in market interest rates, they may not adjust as rapidly as changes occur in our cost of funds.

          We originate residential mortgage loans with loan-to-value ratios up to 103%.  Generally, we require private mortgage insurance on mortgage loans exceeding an 80% loan-to-value ratio. Private mortgage insurance protects us against losses of at least 20% of the mortgage loan amount.  Properties securing real estate loans made by us may be appraised either by appraisers we employ or by independent appraisers we select. Loans are usually originated pursuant to guidelines which will permit the sale of these loans in the secondary market.

          The majority of our residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios.  These construction loans are generally structured to be converted to permanent loans at the end of the construction phase.  Loan proceeds are disbursed in increments as construction progresses and as inspections justify.   As part of our residential lending program, we also offer speculative construction loans with 80% loan-to-value ratios to qualified builders.  Presently, we have approximately 60 such contractors who generated 163 loans totaling $67 million during fiscal 2006. The three largest builders by dollar volume were loaned $10 million to construct 13 homes in fiscal 2006. The three largest builders by number of units constructed 26 homes. In all cases, these loans were inspected by in-house personnel or contracted to engineers or qualified construction management specialists. The disbursements are calculated on a percentage of completion basis, always retaining sufficient funds to complete the project. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods.  As noted below, we also offer lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

          At September 30, 2006, our commercial real estate and multifamily portfolio totaled $283.0 million, or 13.7% of total net loans.  Loans made with land as security totaled $206.9 million, or 10.0% of total net loans. Land loans include both residential lot financing and loans secured by land used for business purposes.

          Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment.  Generally, loans have adjustable rates and the rate may be fixed for three to five years determined by market conditions, collateral and the relationship with the borrower.  The amortization of the loans may vary but will not exceed 20 years.  Terms are based either on the prime lending rate or LIBOR as the interest rate index or we may fix the rate of interest for a three year to five year period.  Business loans to owner-users secured by these types of collateral are generally made on an adjustable rate basis.

          Commercial real estate and multifamily loans are generally considered to be riskier than one- to four-family first mortgage loans because they typically have larger balances and are more likely to be affected by adverse conditions in the economy. Commercial and multifamily real estate loans also involve a greater degree of risk than one- to four-family residential mortgage loans because they usually have unpredictable cash flows and are more difficult to evaluate and monitor. For example, repayment of multifamily loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in operating expense (i.e., utilities, taxes). As a result, impaired loans are difficult  to identify early. Because payments on loans secured by income properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment. Our commercial and multifamily construction loans are subject to similar risks as our residential construction loans, described above.

          Because our loan portfolio contains a significant number of commercial and multifamily real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in the provision for loan losses and an increase in loan charge-offs which could adversely impact our results of operations and financial condition.

          Compared to one- to four-family first mortgage loans, land loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions.

Commercial Business Lending

          We are permitted under federal law to make secured or unsecured loans for commercial, corporate business and agricultural purposes including issuing letters of credit.  The aggregate amount of these loans outstanding generally may not exceed 20% of our assets, provided that amounts in excess of 10% of total assets may be used only for small business loans.

          Our commercial business loans are generally made on a secured basis with terms that do not exceed five years.  These loans typically have interest rates that change at periods ranging from 30 days to one year based either on prime lending rate or LIBOR as the interest rate index or to a fixed rate at the time of commitment for a period not exceeding five years.  At September 30, 2006, our commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $82.3 million, which represented 4.0% of total net loans receivable.  We generally obtain personal guarantees when arranging business financing.

          Repayment of our commercial business loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending

          Federal regulations permit us to make secured and unsecured consumer loans up to 35% of assets.  In addition, First Federal has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts.  Our consumer loans totaled $559.3 million at September 30, 2006, or 27.1% of total net loans.  The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $252.4 million, or 45.1% of all consumer loans, at September 30, 2006.  Mobile home loans comprised $173.8 million, or 31.1% of all consumer loans at September 30, 2006.  Other consumer loans primarily consist of loans secured by boats, automobiles and credit cards.

          Consumer loans may entail greater risk than one- to four-family first mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

          A significant portion of our consumer loan portfolio is in mobile home loans. Mobile home lending involves additional risks as a result of higher loan-to-value ratios. Mobile home lending may also involve higher loan amounts than other types of consumer loans. The most frequent purchasers of mobile homes are retirees and younger, first time buyers. These borrowers may be deemed to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history or limited financial resources. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. During recent years, the level of default on mobile homes has decreased. While we expect the total outstanding balance of mobile homes to continue to grow over time, we do not anticipate that the mobile home portfolio will represent a significantly greater proportion of the portfolio than is currently the case.

Loan Sales and Servicing

          While we originate adjustable-rate loans for our own portfolio, fixed-rate loans are generally made on terms that will permit them to be sold in the secondary market.  We participate in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank (“FHLB”) of Atlanta under its Mortgage Partnership Program, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other institutional and private investors.  This practice enables us to satisfy the demand for these loans in our local communities, to meet asset and liability management objectives and to develop a source of fee income through loan servicing.  At September 30, 2006, we were servicing loans for others in the amount of $966.0 million.

          Based on the current level of market interest rates and other factors, we intend to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans.  Our policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates.  We may also sell adjustable-rate loans depending on market conditions at the time of origination.  Sales of residential loans totaled $180.1 million in fiscal 2006, $216.5 million in fiscal 2005 and $214.6 million in fiscal 2004.

Investment Activities

          First Federal is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations.  Investment decisions are made by authorized officers of First Financial and First Federal within policies established by both Boards of Directors.

          At September 30, 2006, our investment and mortgage-backed securities portfolio totaled approximately $351.9 million, which included stock in the FHLB of Atlanta of $26.0 million.  Investment securities included U.S. Government and agency obligations, corporate bonds and mutual funds approximating $29.4 million.  Mortgage-backed securities totaled $296.5 million as of September 30, 2006.  See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 of this document for a discussion of our accounting policy for investment and mortgage-backed securities.  See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

          We achieve the objectives of our investment policies through investing in U.S. Government, federal agency and corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of First Financial and First Federal. Our investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee, which executes investment policy.  Our primary objective in the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

          As a member of the FHLB System, First Federal is required to maintain an investment in the common stock of the FHLB of Atlanta.  See “How We Are Regulated – Regulation of First Federal – Federal Home Loan Bank System.”  The stock of the FHLB of Atlanta is redeemable at par value.

          Securities may differ in terms of default risk, interest rate risk, liquidity risk and expected rate of return.  Default risk is the risk that an issuer will be unable to make interest payments, or to repay the principal amount on schedule. We may invest in U.S. Government and federal agency obligations.  U.S. Treasury obligations are regarded as free of default risk.  The credit quality of corporate debt varies widely.  We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

          Our investment in mortgage-backed securities serves several primary functions.  First, we may securitize whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of our borrowings and to secure public agency deposits.  Second, we may periodically securitize loans with federal agencies to reduce our credit risk exposure and to reduce regulatory risk-based capital requirements.  Third, we acquire mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff.

          The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, by type of security, as of September 30, 2006, 2005 and 2004. All of our investment and mortgage-backed securities were classified as “available for sale” as of the dates shown.

Table 3
INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(in thousands)

	At September 30,

	2006		2005		2004

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Treasury and U.S. Government agencies and corporations	$7,246	$7,270	$3,425	$3,366	$3,245	$3,230
State and municipal obligations	450	453
Corporate debt and other securities	18,001	17,939	22,425	22,503	15,889	15,869
Mutual funds	3,733	3,733	2,155	2,154	9,827	9,827
Mortgage-backed securities	301,194	296,493	346,841	341,533	349,199	346,847

Total securities available for sale	$330,624	$325,888	$374,846	$369,556	$378,160	$375,773

The following table provides information regarding the contractual maturities and weighted average yields of our investment and mortgage-backed securities held as of September 30, 2006.

Table 4
MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2006
(dollars in thousands)

	Within One year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

U.S. Treasury and U.S. Government agencies and corporations	$7,246				$7,246
State and municipal obligations				$450	450
Corporate debt and other securities				18,001	18,001
Mutual funds	3,733				3,733
Mortgage-backed securities	46	$322	$7,974	292,852	301,194

	$11,025	$322	$7,974	$311,303	$330,624

Weighted average yield
U.S. Treasury and U.S. Government agencies and corporations	3.80%				3.80%
State and municipal obligations (1)				4.25%	4.25
Corporate debt and other securities				6.17	6.17
Mutual funds	3.90				3.90
Mortgage-backed securities	7.40	8.72%	4.21%	4.25	4.25

	3.85%	8.72%	4.21%	4.36%	4.34%

(1)	Coupon Rate

Insurance Activities

          First Southeast Insurance Services, Inc. (“FSIns”) and its subsidiaries, Kinghorn Insurance Services and Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina.  FSIns operates through twelve offices, eight located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office each in Columbia, South Carolina and Charlotte, North Carolina. Kimbrell Insurance Group, Inc. (“Kimbrell”) consists of two managing general agencies and a premium finance company. Kimbrell operates through one office located in Murrells Inlet, South Carolina.

          Total revenues for fiscal 2006 were $20.9 million and consist principally of commissions paid by insurance companies.  Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods.  Substantially all contingency income, which totaled $3.1 million in fiscal 2006 and $2.6 million in fiscal 2005, is received in the first calendar quarter of each year as the measurement criteria is calculated on a full calendar year basis.

          Commission revenues are subject to fluctuations based on the premium rates established by insurance companies.  Contingency commissions can also be significantly affected by the loss experience of FSIns’s and Kimbrell’s customers.  In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates.  Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns and Kimbrell.  Insurance revenues for fiscal 2006, 2005 and 2004 accounted for approximately 10.3%, 11.3% and 10.6%, respectively, of gross revenues of First Financial.

          Through its relationship with these affiliates, First Federal markets FSIns’s insurance products and services to its customers.  Additionally, First Federal employees refer retail and business customers to FSIns.  FSIns utilizes  Kimbrell for placement of some insurance products. For more information on insurance revenue, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

Sources of Funds

          Deposits have historically been our primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and mortgage-backed securities and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the interest rate environment and other market conditions.  FHLB advances and short-term borrowings provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

Deposits

          We offer a number of deposit accounts including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificate accounts which generally range in maturity from three months to five years.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.  For a schedule of the dollar amounts in each major category of our deposit accounts, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

          We are subject to fluctuations in deposit flows because of the influence of general interest rates, money market conditions and competitive factors.   The Asset and Liability Committee of First Federal meets frequently and makes changes relative to the mix, maturity and pricing of assets and liabilities in order to minimize the impact on earnings from external conditions.  Deposits are attractive sources of liquidity because of their stability, generally lower cost than other funding sources and the ability to provide fee income through service charges and cross-sales of other services.

          Our deposits are obtained primarily from residents of South Carolina.  Management estimates that less than 1% of deposits at September 30, 2006, are obtained from customers residing outside of our market area in South Carolina and North Carolina.  Our principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.

Jumbo Certificates of Deposit

          We do not rely significantly on large denomination time deposits.  The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of September 30, 2006.  Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

Table 5
JUMBO CERTIFICATES OF DEPOSITS
(in thousands)

Maturity Period
Three months or less	$20,494
Over three through six months	15,405
Over six through twelve months	7,840
Over twelve months	2,095

Total	$45,834

Borrowings

          We rely upon advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta serves as our primary borrowing source.  Advances from the FHLB of Atlanta are typically secured by our stock in the FHLB of Atlanta and a portion of our first mortgage and certain second mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.  Advances must be fully collateralized and limits are established for First Federal.  Currently, the FHLB of Atlanta has granted First Federal a limit on FHLB of Atlanta advances of 40% of First Federal’s assets, or $1.0 billion.

          At September 30, 2006, we had advances totaling $465.0 million from the FHLB of Atlanta at a weighted average rate of 4.76%.  At September 30, 2006, the original maturity of our FHLB advances ranged from one to ten years.

          We have periodically entered into transactions to sell securities under agreements to repurchase (“reverse repurchase agreements”) through broker-dealers. Reverse repurchase agreements evidence indebtedness of First Financial arising from the sale of securities that we are obligated to repurchase at specified prices and dates. At the date of repurchase, we will, in some cases enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 2006, we had $68.8 million of outstanding reverse repurchase agreements secured by mortgage-backed securities. The agreements had a weighted average interest rate of 5.32% at September 30, 2006, and mature within two months.

          For more information on borrowings, see Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

Long-term debt

          Our long-term debt totaled $46.4 million at September 30, 2006 and is primarily related to the issuance of trust preferred securities.  See Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

          The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

Table 6
BORROWINGS
(dollars in thousands)

	At or For the Year Ended September 30,

	2006	2005	2004

Weighted Average Rate Paid On (at end of period):
FHLB advances	4.76%	4.39%	3.75%
Securities sold under agreements to repurchase	5.32	3.83
Bank line of credit
Other borrowings	2.69	2.78	3.62
Junior subordinated debt	7.00	7.00	7.00
Maximum Amount of Borrowings Outstanding at month end (during period):
FHLB advances	$517,000	$624,000	$722,000
Securities sold under agreements to repurchase	130,591	145,036	159,502
Bank line of credit			24,075
Other borrowings	826	1,151	2,019
Junior subordinated debt	45,000	45,000	45,000
Approximate Average Amount of Borrowings:
FHLB advances	476,570	537,370	636,204
Securities sold under agreements to repurchase	74,309	112,432	76,076
Bank line of credit			11,577
Other borrowings	823	274	1,379
Junior subordinated debt	45,000	45,000	23,361
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	4.73%	3.96%	3.89%
Securities sold under agreements to repurchase	4.71	3.01	1.27
Bank line of credit			3.03
Other borrowings	0.61	7.13	3.31
Junior subordinated debt	7.00	7.00	7.00

Asset and Liability Management

          Our profitability is affected by fluctuations in interest rates.  Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase in interest rates may adversely impact our earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.  We monitor the impact of changes in interest rates on its net interest income using several tools.  One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in our Interest Rate Sensitivity Analysis Table.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”

          We perform analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters.  Combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes, the table below shows the effect of the analyses from a base rate scenario assuming no change in rates and a gradual increase and decrease from the base rate scenario.

Table 7
NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Gradual Percentage Change In Net Interest Income September 30,

Rate Change	2006	2005

2.00%	(5.16)%	(10.48)%
1.00	(2.53)	(5.20)
Flat (Base Case)
(1.00)	(0.14)	3.63
(2.00)	(1.77)	4.25

          Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, “Interest Rate Risk Management.” This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments.  Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. The following tables show the results of our internal calculations, based on the information and assumptions produced for the analysis, over a twelve-month period.

Table 8
NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In Net Interest Income September 30,

Rate Change	2006	2005

2.00%	(8.38)%	(20.50)%
1.00	(3.97)	(9.96)
Flat (Base Case)
(1.00)	(3.01)	3.22
(2.00)	(9.70)	3.73

Table 9
ECONOMIC VALUE OF EQUITY RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In Economic Value of Equity September 30,

Rate Change	2006	2005

2.00%	(8.36)%	(14.47)%
1.00	(4.05)	(0.18)
Flat (Base Case)
(1.00)	2.57	(5.37)
(2.00)	(2.31)	(10.70)

          Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions that we could undertake in response to changes in interest rates.

Rate/Volume Analysis

           For our rate/volume analysis and information regarding our yields and costs and changes in net interest income, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”

Other Considerations

          Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Available Information

          All of First Financial’s electronic filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s web site, www.firstfinancialholdings.com. In addition, through this same link, First Financial makes available its Corporate Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter and Audit Committee Charter. First Financial’s filings are also available through the SEC’s website at www.sec.gov

Executive Officers of the Registrant

          The following table sets forth certain information with respect to the executive officers of First Financial and First Federal.  The individuals listed below are executive officers of First Financial and First Federal, as indicated.

Name	Age[1]	Position

A. Thomas Hood	60	President and Chief Executive Officer of the Company and President and Chief Executive Officer of First Federal

Susan E. Baham	56	Executive Vice President and Chief Financial Officer of the Company and First Federal and Chief Operating Officer of First Federal

John L. Ott, Jr.	58	Executive Vice President of the Company and Executive Vice President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	59	Executive Vice President of the Company and Executive Vice President/Lending Division of First Federal

Clarence A. Elmore, Jr.	46	Senior Vice President of the Northern Region of First Federal

[1]	At September 30, 2006.

          The following is a description of the principal occupation and employment of the executive officers of First Financial and First Federal during at least the past five years.

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

          Susan E. Baham became the Executive Vice President in January 2004 and Chief Financial Officer of the Company and of First Federal on July 1, 1996.  Effective April 27, 2006, Mrs. Baham was named Chief Operating Officer of First Federal. Previously, Mrs. Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984.  As Executive Vice president and Chief Financial Officer, Mrs. Baham is responsible for First Financial’s treasury, finance, accounting and investor relations functions. As Chief Operating Officer of First Federal, Mrs. Baham is responsible for Risk Management; Compliance; Investor Relations; Treasury Operations; Banking Operations; Information Technology; Marketing; Office and Building Services and Human Resources. As previously announced, Mrs. Baham is expected to retire by late calendar 2007.

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

          Newly Appointed Executive Officer

          On October 19, 2006, the Board of Directors announced that R. Wayne Hall will join First Financial and First Federal, as Executive Vice President, Financial Management, effective December 1, 2006.  Mr. Hall, a certified public accountant and a certified risk professional, brings over 20 years of financial institution experience to First Financial Holdings, having served in several senior financial positions, and most recently as Executive Vice President and Chief Risk Officer with Provident Bank, Baltimore, Maryland.  Mr. Hall also has seven years of experience auditing financial institutions in the field of public accounting.  He received his Bachelor of Science Degree in Finance and a Masters of Accountancy from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.  Mr. Hall also graduated with honors from the Stonier Graduate School of Banking.

          Pursuant to the Company’s Bylaws, executive officers are elected by the Board of Directors on an annual basis.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Business Risks

Our business may be adversely affected by downturns in the local economies on which we depend or by natural disasters occurring in our market area that could adversely impact our results of operations and financial condition.

          A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale;
•	An increase or decrease in the usage of unfunded commitments; or
•

An increase in the number of our customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Changes in interest rates could negatively impact our financial condition and results of operations.

          Our earnings are significantly dependent on our net interest income. We expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” would work against us, and our earnings may be negatively affected.

          For example, in the event of a decrease in interest rates, our net interest income will be negatively affected because our interest-bearing assets currently reprice faster than our interest-bearing liabilities. Although our asset-liability management strategy is designed to control our risk from changes in market interest rates, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

          Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are less favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. While rising interest rates since mid-2004 have not impacted our ability to make loans or our profitability, there can be no assurance or guarantee that this will continue in the future or that we will be able to take measures to hedge, on favorable terms or at all, against unfavorable events, which could adversely affect our results of operations and financial condition.

Decreases in interest rates may adversely affect the value of our servicing asset.

          Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of our servicing asset. The servicing asset is the estimated present value of the fees we expect to receive on mortgages we service over their expected term. If prepayments increase above expected levels, the value of the servicing asset decreases because the amount of future fees expected to be received by us decreases. We may be required to recognize this decrease in value by taking a charge against our earnings, which would cause our profits to decrease. We have experienced an increase in prepayments of mortgages at times in the past as interest rates have decreased dramatically, which has impacted the value of our servicing asset. We believe, based on historical experience that the amount of prepayments and related impairment charges should decrease if interest rates increase.

We are subject to risks in servicing loans for others.

          We are also affected by mortgage loan delinquencies and defaults on mortgage loans that we service for third parties. Under certain types of servicing contracts, we, as servicer, must forward all or part of the scheduled payments to the owner of the mortgage loan, even when mortgage loans usually require us, as servicer, to advance mortgage and hazard insurance and tax payments on schedule even though sufficient escrow funds may not be available. We will generally recover our advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed upon. However, in the interim, we must absorb the cost of funds advanced during the time the advance is outstanding. Further, we must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be repaid as a result of foreclosure proceedings. As a consequence, we are required to forego servicing income from the time the loan becomes delinquent, and into the future.

The fiscal and monetary policy of the federal government and its agencies could have a material adverse effect on our earnings.

          The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They also can materially decrease the value of financial instruments we hold, such as debt securities and Mortgage Servicing Rights. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

A decrease in the market for residential real estate could harm our revenues and profitability.

          A significant percentage of our assets is secured by residential real estate mortgages. Our financial results may be adversely affected by changes in prevailing economic conditions, particularly decreases in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income than real estate loans.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

          Large scale natural disasters may significantly affect loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other clients.

We rely on other companies to provide key components of our business infrastructure.

          Third parties provide key components of the business infrastructure such as internet connections and network access. Any disruption in internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the business infrastructure could interrupt the operations or increase the costs of doing business.

Our real estate lending also exposes us to the risk of environmental liabilities.

          In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Our funding sources may prove insufficient to replace deposits and support our future growth.

          We rely on customer deposits and advances from the FHLB and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our profitability would be adversely affected.

          Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

          It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

          Like all financial institutions, every loan we make carries a risk that it will not be repaid in accordance with its terms or that any collateral securing it will not be sufficient to assure repayment. This risk is affected by, among other things:

•	Cash flow of the borrower and/or the project being financed;
•	In the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
•	The credit history of a particular borrower;
•	Changes in economic and industry conditions; and
•	The duration of the loan.

          Regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe our loan loss allowance is adequate to absorb probable losses in our loan portfolio, we cannot predict these losses or whether our allowance will be adequate or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our business, financial condition, prospects and profitability.

We are exposed to credit risk in our lending activities.

          There are inherent risks associated with our lending and trading activities. Loans to individuals and business entities, our single largest asset group, depend for repayment on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligation to us, due to changes in economic conditions, interest rates, natural disaster, acts of war, or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and could have a material adverse impact on our earnings and financial condition.

Industry Risks

Regulation by federal and state agencies could adversely affect the business, revenue and profit margins.

          We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the Federal Deposit Insurance Fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Competition with other financial institutions could adversely affect our profitability.

          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

          Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Company Risks

Acquisitions may disrupt our business and adversely affect our operating results.

          We expect to continue to grow by acquiring insurance agencies or assets of insurance agencies, other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other insurance agencies or assets of insurance agencies, banks, businesses or branches involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;
•	Exposure to potential asset quality issues of the acquired insurance agencies or assets of insurance agencies, financial institutions, businesses or branches;
•	Difficulty and expense of integrating the operations and personnel of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;
•	Potential diversion of our management’s time and attention;
•	The possible loss of key employees and customers of the insurance agencies or assets of insurance agencies, financial institutions, businesses, or branches we acquire;
•	Difficulty in estimating the value of the insurance agencies or assets of insurance agencies, banks, businesses or branches to be acquired; and
•	Potential changes in banking, insurance or tax laws or regulations that may affect the insurance agencies, financial institutions or businesses to be acquired.

Loss of key personnel may hurt our operations.

          We are dependent on a limited number of key management personnel. The loss of our president and chief executive officer and other senior officers, because of death or other reasons, could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. As a result, the Board of Directors may have to search outside of our business structure for qualified permanent replacements. This search may be prolonged and we cannot assure you that we would be able to locate and hire qualified replacements. We do not have any plans to obtain a “key man” life insurance policy for any of our officers, or other employees.

Our accounting policies and methods are key to how we report financial condition and results of operations. They may require management to make estimates about matters that are uncertain.

          Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with US GAAP.

          Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

Our stock price can be volatile

Our stock price can fluctuate widely in response to a variety of factors including:
•	Variations in our quarterly operating results;
•	Changes in market valuations of companies in the financial services industry;
•	Fluctuations in stock market prices and volumes;
•	Issuances of shares of common stock or other securities in the future;
•	The addition or departure of key personnel;
•	Seasonal fluctuations;
•	Changes in financial estimates or recommendations by securities analysts regarding First Financial or shares of our common stock; and
•	Announcements by us or our competitors of new services or technology, acquisitions, or joint ventures.

          General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

          Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by First Financial in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

          These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We rely on dividends from subsidiaries for most of our revenue.

          First Financial is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that First Federal may pay us.  Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event First Federal is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from First Federal could have a material adverse effect on our business, financial condition and results of operations

Changes in accounting standards may affect our performance.

          Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Our Information systems may experience an interruption or breach in security.

          We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

          In fiscal 2004, we purchased the Summit Corporate Center, which is the location of our corporate offices. The property consists of a one-story building that we currently occupy and an adjacent four-story building that is approximately 69.9% leased to other tenants. These buildings are located at 2430 and 2440 Mall Drive, Charleston, South Carolina. First Federal owns 31 of its branch offices. In fiscal 2004, we sold our office at 34 Broad Street in downtown Charleston and now lease a portion of that building as a branch site.  This location will continue to be designated as our home office. Approximately 28.3% of our offices in Beaufort County are leased to others.  The remaining 21 branch offices are leased properties on which First Federal has constructed banking offices. Most of our leases include various renewal or purchase options.  We also own a regional operations center located in Conway, South Carolina.  Approximately 28.0% of the building is leased to others.

          FSIns, Kimbrell and their affiliates lease space for certain insurance agency operations in Charleston, Lake City, Myrtle Beach, Murrells Inlet, Hilton Head, Bluffton, Ridgeland, Summerville and Columbia, South Carolina and Charlotte, North Carolina.  FSInv leases space for certain investment operations in Spartanburg, South Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities.  First Federal also owns land purchased for potential future branch locations.

          We evaluate on a continuing basis the suitability and adequacy of all of our facilities, including branch offices and service facilities, and have active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities.  We believe our present facilities are adequate for our operating purposes.

          At September 30, 2006, the total book value of the premises and equipment we own was $56.1 million.  Reference is made to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for information relating to minimum rental commitments under our leases for office facilities and to Note 9 for further details on our properties.

ITEM 3.   LEGAL PROCEEDINGS

          We are subject to various legal proceedings and claims, which arise in the ordinary course of business.  We vigorously defend any litigation, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect our consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters
Table 10

	High	Low	Cash Dividend Declared

2006
First Quarter	$32.82	$27.45	$0.240
Second Quarter	32.91	29.64	0.240
Third Quarter	32.69	29.80	0.240
Fourth Quarter	35.48	30.61	0.240

2005
First Quarter	$34.14	$29.00	$0.230
Second Quarter	33.33	27.37	0.230
Third Quarter	30.12	24.75	0.230
Fourth Quarter	33.87	28.67	0.230

Stock Prices and Dividends

          The table above shows the high and low prices of the Company’s common stock and the cash dividend declared during each quarter of the fiscal years ended September 30, 2006 and 2005.

          Our common stock is traded in the NASDAQ Global Select Market under the symbol “FFCH.”  Trading information in newspapers is provided on the NASDAQ Stock Market quotation page under the listing, “FstFHld” or a similar variation. As of September 30, 2006, there were 2,270 stockholders of record.

          We have paid a quarterly cash dividend since February 1986.  The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon our earnings, financial condition, capital position and such other factors as the Board may deem relevant.  The dividend rate has been increased 19 times with the most recent dividend paid in November 2006, at $.25 per share.  Cash dividends per share totaled $.96 in fiscal 2006, $.92 in fiscal 2005 and $.88 for fiscal 2004.  These dividends per share amounted to 41.74%, 42.99% and 44.67% of basic net income per common share, respectively.

          Please refer to Item 1. “Business - How We Are Regulated – Regulation of First Federal – Limitations on Capital Distributions” for information with respect to the regulatory restrictions on First Federal’s ability to pay dividends to First Financial.

Issuer Purchases of Equity Securities

          On April 29, 2005, we announced the approval of a new stock repurchase program to acquire up to 625,000 shares of common stock. During fiscal 2006, we purchased 212,710 shares under this repurchase plan. The program expired June 30, 2006.

          The Company’s employee and outside directors’ stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the fiscal year ended September 30, 2006, 35,183 shares were repurchased under these provisions which included 4,061 shares repurchased during the quarter ended September 30, 2006.

Table 10
ISSUER PURCHASES OF EQUITY SECURITIES

	For the Three Months Ended September 30, 2006

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

7/1/2006 thru 7/31/2006	256	$33.82
8/1/2006 thru 8/31/2006	1,034	33.55
9/1/2006 thru 9/30/2006	2,771	33.93

	4,061	33.83

Equity Compensation Plan Information

          The information regarding our equity compensation plans included under the section captioned “Management Remuneration – Equity Compensation Plan Information” in the Company’s Proxy Statement is incorporated in this document by reference.

ITEM 6.   SELECTED FINANCIAL DATA

	At or For the Year Ended September 30,

	2006	2005	2004	2003	2002

	(in thousands, except share data)
Summary of Operations
Interest income	$151,340	$130,776	$126,593	$134,381	$154,026
Interest expense	71,615	54,318	49,991	55,921	71,342

Net interest income	79,725	76,458	76,602	78,460	82,684
Provision for loan losses	(4,695)	(4,826)	(5,675)	(6,235)	(5,888)

Net interest income after provision for loan losses	75,030	71,632	70,927	72,225	76,796
Other income	54,164	49,245	42,175	40,965	30,959
Non-interest expense	(86,344)	(80,052)	(74,764)	(70,781)	(63,944)
Income tax expense	(15,221)	(14,600)	(13,784)	(15,198)	(15,659)

Net income	$27,629	$26,225	$24,554	$27,211	$28,152

Per Common Share
Net income	$2.30	$2.14	$1.97	$2.12	$2.10
Net income, diluted	2.27	2.09	1.92	2.07	2.04
Book value	15.29	14.12	13.43	13.02	12.55
Dividends	0.96	0.92	0.88	0.76	0.68
Dividend payout ratio	41.74%	42.99%	44.67%	35.85%	32.38%

At September 30,
Assets	$2,658,128	$2,522,405	$2,442,313	$2,322,882	$2,264,674
Loans receivable, net	2,056,151	1,878,730	1,813,531	1,781,881	1,884,378
Loans held for sale	4,978	9,659	4,054	20,051	40,450
Mortgage-backed securities	296,493	341,533	346,847	303,470	133,568
Investment securities and FHLB stock	55,368	53,188	62,826	43,687	37,035
Deposits	1,823,028	1,657,072	1,520,817	1,481,651	1,440,271
Borrowings	580,968	628,055	705,654	622,075	603,907
Stockholders’ equity	183,765	171,129	165,187	163,006	165,648
Number of offices	52	49	47	45	44
Full-time equivalent employees	847	791	792	767	763

Selected Ratios:
Return on average equity	15.76%	15.48%	14.86%	16.65%	17.29%
Return on average assets	1.06	1.06	1.01	1.21	1.23
Gross interest margin	3.30	3.27	3.35	3.66	3.69
Net interest margin	3.35	3.32	3.38	3.74	3.82
Efficiency ratio	64.68	63.83	63.22	59.76	56.29
Average equity as a percentage of average assets	6.75	6.82	6.82	7.23	7.10

Asset Quality Ratios:
Allowance for loan losses to net loans	0.71%	0.75%	0.81%	0.83%	0.82%
Allowance for loan losses to nonperforming loans	389.94	252.72	174.06	147.06	129.77
Nonperforming assets to loans and real estate and other assets acquired in settlement of loans	0.27	0.39	0.69	0.79	0.78
Nonperforming assets to total assets	0.21	0.29	0.51	0.61	0.67
Net charge-offs to average loans	0.21	0.29	0.32	0.38	0.31

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The information presented in the following discussion of financial results of First Financial is largely indicative of the activities of our operating subsidiary, First Federal, which comprises the substantial majority of our consolidated net income, revenues and assets. Another growing segment is our insurance activities. The following discussion should be read in conjunction with the Selected Consolidated Financial Data contained in Item 6 of this report and the Consolidated Financial Statements and accompanying notes contained in Item 8 of this report.

          Our net income was $27.6 million in fiscal 2006 compared with $26.2 million in fiscal 2005, increasing by 5.3%.  Basic earnings per share in 2006 increased to $2.30 from $2.14 in 2005 and diluted earnings per share in 2006 increased to $2.27 from $2.09. Basic earnings per share in 2005 increased to $2.14 from $1.97 in 2004 and diluted earnings per share in 2005 increased to $2.09 from $1.92. Net earnings resulted in a return on average equity of 15.76% for fiscal 2006, 15.48% for fiscal 2005 and 14.86% for 2004.  The return on average assets was 1.06% for  fiscal 2006, 1.06% for fiscal 2005 and 1.01% for fiscal 2004.

          Total revenues (net interest income and non-interest income) in fiscal 2006 were $133.9 million, increasing by $8.2 million, or 6.5%, from fiscal 2005. For fiscal year 2006, our net interest margin increased to 3.35% compared with a net interest margin of 3.32% for fiscal 2005. Average earning assets increased by $78.0 million, an increase of 3.4%. The largest increase in total revenues was in service charges and fees on deposit accounts which increased $4.8 million, or 37.0%, from fiscal 2005. This increase was principally attributable to the successful introduction and implementation of a courtesy overdraft privilege program in July 2005 as well as overall growth in deposits.

          Our earnings increased in fiscal 2005 as a result of several factors. Fiscal year results included total revenue growth (including net interest income and non-interest income) of $6.9 million as compared to fiscal 2004. Total revenues were $125.7 million in fiscal 2005, increasing by $6.9 million, or 5.8%, from fiscal 2004. Fiscal 2005 revenues include Mortgage Servicing Rights (“MSR”) valuation recoveries of $387 thousand and fiscal 2004 revenues include $2.3 million in securities sales gains and the effect of $918 thousand in MSR valuation write-downs. Commissions on insurance increased by $2.5 million, or 15.4%, during the year ended September 30, 2005 as compared with the prior fiscal year, and was the largest area of contribution to the variance. Additionally, in fiscal 2005, we received a judgment settlement of $1.3 million. During both years, we prepaid Federal Home Loan Bank advances, incurring prepayment fees of $964 thousand in the fiscal year ended September 30, 2005 compared with $1.5 million in the prior year.

          On April 29, 2005, we announced the approval of a new stock repurchase program to acquire up to 625,000 shares of common stock, which expired on June 30, 2006. During fiscal 2006 we repurchased 247,893 total shares while in fiscal 2005 we repurchased 338,035 total shares. The majority of shares repurchased in fiscal 2006 and 2005 were part of the repurchase plan. Average diluted shares for fiscal year 2006 declined by 338,416 shares as a result of the execution of stock repurchase programs and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” while the average diluted shares for fiscal 2005 declined by 289,742 shares, due principally to the execution of stock repurchase programs.

Critical Accounting Policies

          Our accounting policies are discussed in Item 8, Note 1 of the Notes to Consolidated Financial Statements.  Of these significant accounting policies, we have determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments, and could be subject to revision as new information becomes available.

          As explained in Item 8, Note 1 and Note 8 of Notes to the Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses (“Allowance”) and related matters, see “Financial Position – Allowance for Loan Losses.”

          Accounting for mortgage servicing rights is more fully discussed in Item 8, Note 1 and Note 11 of the Notes to Consolidated Financial Statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. We continue to utilize the expertise of a third party consultant to determine this asset’s value. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset.  Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

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

          Acquisitions by us are made through the use of the purchase method of accounting and are more fully discussed in Item 8, Note 2 of the Notes to Consolidated Financial Statements. We rely heavily on third party expertise in the valuing of all acquisitions and to help identify intangibles. Management relies on historical as well as pro-forma balance sheet and income statement information to determine these values. These estimated fair values are subject to change as economic and market specific conditions change.

          We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. We use the cost method to determine if goodwill is impaired.  The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Item 8, Note 1 and Note 10 of the Notes to the Consolidated Financial Statements. Impairment of goodwill was not required based on the most current analysis.

Acquisitions

          One of our long-term stated objectives is the diversification of our revenue sources.  Increasingly, we have sought to achieve this objective through either the purchase of insurance agencies or assets of insurance agencies.  We also believe these acquisitions present significant cross-sales opportunities and provide us with the ability to offer an expanded menu of products to customers.

Financial Position

          At September 30, 2006, our assets totaled $2.7 billion, increasing by 5.4%, or $135.7 million, from September 30, 2005. As was the case in fiscal 2005, growth in our assets reflected an increase in commercial and consumer loan demand while residential mortgage loans stayed relatively the same. The change in assets during fiscal 2006 was attributable to increases of $172.7 million in net loans receivable and loans held for sale, $4.2 million in office properties and equipment, net, offset by decreases of $43.7 million in investments and mortgage-backed securities available for sale, at fair value.

Investment Securities and Mortgage-backed Securities

          At September 30, 2006, available for sale securities totaled $325.9 million compared to $369.6 million at September 30, 2005.  Average balances of available for sale securities decreased to $378.8 million during fiscal 2006 from $414.3 million during fiscal 2005. Purchases of available for sale securities totaled $73.4 million during the year ended September 30, 2006.  It is likely that we will maintain investment and mortgage backed securities at 12-15% of assets, replacing run-off of the portfolio.

          Our primary objective in the management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities.  First Federal is required to maintain an adequate amount of liquidity to ensure safe and sound operations.  First Federal has maintained balances in short-term investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

Loans Receivable

          In fiscal 2006, loans comprised 83.7% of average interest-earning assets compared to 81.7% for fiscal 2005.  Compared with balances on September 30, 2005, net loans receivable increased by $177.4 million during fiscal 2006.  Loans held for sale decreased $4.7 million to $5.0 million at September 30, 2006.  Residential real estate loan originations were lower in fiscal 2006 than in fiscal 2005 while other categories of loans increased.

          Our loan portfolio consists of residential real estate mortgage and construction loans, commercial and multifamily real estate mortgage loans, home equity, mobile home and other consumer loans, credit card receivables and commercial business loans.  We believe that over time the increase in commercial and multifamily real estate mortgage loans, consumer and commercial business loans and lower levels of single-family mortgage loans will have a positive effect on the overall yield of the loan portfolio.  However, these loans generally have higher credit risks than single-family residential loans.

Asset Quality

          We believe we maintain a conservative philosophy regarding our lending mix as well as our underwriting guidelines.  We also maintain loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets.  Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of First Federal.  The majority of our loan originations are in coastal South Carolina and North Carolina and inland in Florence County, South Carolina.

          As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms.  We closely monitor trends in problem assets which include non-accrual loans, loans 90 days or more delinquent, renegotiated loans, and real estate and other assets acquired in settlement of loans.  Renegotiated loans are those loans where we have agreed to modifications of the terms of the loan such as changes in the interest rate charged and/or other concessions.  The following table illustrates trends in problem assets and other asset quality indicators over the past five years.

Table 11
PROBLEM ASSETS
(dollars in thousands)

	At September 30,

	2006	2005	2004	2003	2002

Non-accrual loans	$3,684	$5,556	$8,439	$9,852	$11,860
Accruing loans 90 days or more delinquent	64	45	63	24	29
Renegotiated loans				295	305
Real estate and other assets acquired in settlement of loans	1,920	1,755	4,003	4,009	2,913

	$5,668	$7,356	$12,505	$14,180	$15,107

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	0.27%	0.39%	0.69%	0.79%	0.78%
As a percent of total assets	0.21	0.29	0.51	0.61	0.67
Allowance for loan losses as a percent of problem loans	389.94	252.72	174.06	147.06	129.77
Net charge-offs to average loans outstanding	0.21	0.29	0.32	0.38	0.31

          Problem assets were $5.7 million at September 30, 2006, or .21% of assets and .27% of loans receivable and real estate and other assets acquired in settlement of loans.  At September 30, 2005, problem assets were $7.4 million, or .29% of assets and .39% of loans receivable and real estate and other assets acquired in settlement of loans.  Loans on non-accrual declined to $3.7 million at September 30, 2006 from $5.6 million at September 30, 2005.  Real estate and other assets in settlement of loans increased to $1.9 million from $1.8 million at September 30, 2005.

Allowance for Loan Losses

          The Allowance is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date.  We review the adequacy of the Allowance no less frequently than each quarter, utilizing our internal portfolio analysis system.  The factors that are considered in a determination of the level of the Allowance are our assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, and concentrations of credit.  The value of the underlying collateral is also considered during such reviews.

          Our methodology for assessing the adequacy of the Allowance establishes both an allocated and an unallocated component.  The calculation of the Allowance is based on historical loss rates. The allocated component of the Allowance for single family loans is currently based on recent loss rates and also contains a component based on management’s assessment of current economic conditions.  The allocated components for commercial real estate, multifamily loans and commercial business loans are based principally on current loan grades, recent loss rates and an allocation attributable to current economic conditions. The allocated component for consumer loans is based on loan payment status, recent loss rates and also includes an allocation based on economic conditions.  The allocation based on economic conditions is determined based on management’s judgment.

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

          To determine the adequacy of the Allowance and the need for potential changes to the Allowance, we conduct a formal analysis quarterly to assess the risk within the loan portfolio.  This assessment includes analyses of historical performance, past due trends, the level of nonperforming loans, reviews of certain impaired loans, loan activity since the last quarter, consideration of current economic conditions, and other pertinent information.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting conclusions are reviewed and approved by senior management.

          The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations.  Should our loan portfolio increase substantially, should current loss experience continue in future periods, or should classified and delinquent loans increase or economic conditions deteriorate, then our provision for loan losses may increase in future periods. The entire Allowance is available to absorb losses in the loan portfolio.

          Assessing the adequacy of the Allowance is a process that requires considerable judgment.  Our judgments are based on numerous assumptions about current events, which we believe to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required.  No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting our operating results.

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

          The Allowance totaled $14.6 million or, .71% of net loans at September 30, 2006 and $14.2 million or, .75% of net loans at September 30, 2005.  During fiscal 2006, we increased the Allowance by $460 thousand in connection with decreases in certain types of classified loans, changes in the growth and composition of the loan portfolio and the level of charge-offs.  The ratio of the Allowance to nonperforming loans, which include nonaccrual loans, accruing loans 90 days or more delinquent and renegotiated loans, was 3.90 times at September 30, 2006 and 2.53 times at September 30, 2005. Nonperforming loans decreased to $3.7 million as of September 30, 2006 from $5.6 million at September 30, 2005.  See – “Asset Quality” above.  Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan.  Based on the current economic environment and other factors, management believes that the Allowance at September 30, 2006 was maintained at a level adequate to provide for estimated probable losses in the our loan portfolio.

          Our mobile home loan portfolio is 8.4% of the net loan portfolio at September 30, 2006 compared to 8.3% of the net loan portfolio at September 30, 2005. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates. See “Lending Activities – Consumer Lending.”

          The following two tables set forth the changes in the Allowance and an allocation of the Allowance by loan category at the dates indicated.  Total net loan charge-offs decreased to $4.2 million in fiscal 2006 from $5.5 million in fiscal 2005.  Net real estate loan charge-offs totaled $670 thousand in fiscal 2006 compared with net charge-offs of $726 thousand in fiscal 2005. Commercial business loan net charge-offs were $122 thousand in fiscal 2006 compared with $452 thousand in fiscal 2005. Mobile home loan net charge-offs were $2.1 million in fiscal 2006 compared with $2.6 million in fiscal 2005. Consumer loan net charge-offs were $1.3 million in fiscal 2006 compared with $1.6 million in fiscal 2005. We experienced charge-offs on a number of larger commercial business loans in 2005. Management believes that the Allowance can be allocated by category only on an approximate basis.  The allocation of the Allowance to each category is not necessarily indicative of future losses and does not restrict the use of the Allowance to absorb losses in any category.

Table 12
ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	At or For the Year Ended September 30,

	2006	2005	2004	2003	2002

Balance, beginning of period	$14,155	$14,799	$14,957	$15,824	$15,943

Loans charged-off:
Real estate loans	721	769	962	1,688	1,121
Commercial business loans	152	586	618	1,039	432
Mobile home loans	2,306	2,781	2,587	2,004	1,319
Consumer loans	1,813	2,061	2,320	2,881	3,752

Total charge-offs	4,992	6,197	6,487	7,612	6,624

Recoveries:
Real estate loans	51	43	60	16	16
Commercial business loans	30	134	142	54	70
Mobile home loans	210	132	68	53	65
Consumer loans	466	418	384	387	466

Total recoveries	757	727	654	510	617

Net charge-offs	4,235	5,470	5,833	7,102	6,007

Provision for loan losses	4,695	4,826	5,675	6,235	5,888

Balance, end of period	$14,615	$14,155	$14,799	$14,957	$15,824

Balance as a percent of net loans:	0.71%	0.75%	0.81%	0.83%	0.82%
Net charge-offs as a percent of average net loans:	0.21%	0.29%	0.32%	0.38%	0.31%

	At September 30,

	2006	2005	2004	2003	2002

Allowance for loan losses applicable to:
Real estate loans	$6,096	$5,677	$5,490	$6,608	$9,362
Commercial business loans	1,577	1,334	1,069	1,607	598
Mobile home loans	3,740	3,534	3,883	3,171	3,028
Consumer loans	2,946	2,839	3,498	3,434	2,442
Unallocated	256	771	859	137	394

Total	$14,615	$14,155	$14,799	$14,957	$15,824

Percent of loans to total net loans:
Real estate loans	69.3%	70.2%	73.3%	77.1%	78.8%
Commercial business loans	3.9	3.7	3.1	2.3	2.0
Mobile home loans	8.2	8.1	7.7	7.1	5.7
Consumer loans	18.6	18.0	15.9	13.5	13.5

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposits

          Retail deposits have traditionally been our primary source of funds and also provide a customer base for the sale of additional financial products and services.  Business deposits have in the past been a less significant source of funding. We have set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. We believe that our future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers.  We continue to proactively seek development of new business relationships through a comprehensive officer calling program.  During fiscal 2006 and in past years, we have emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing our cost of funds.

          Our total deposits increased $166.0 million during the year ended September 30, 2006.  Our deposit composition at September 30, 2006, 2005 and 2004 was as follows:

Table 13
DEPOSITS
(dollars in thousands)

	At September 30,

	2006		2005		2004

	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total

Checking accounts	$474,705	26.04%	$520,232	31.39%	$439,051	28.87%
Statement and other accounts	148,752	8.16	169,703	10.24	166,990	10.98
Money market accounts	373,675	20.50	255,486	15.42	243,173	15.99
Certificate accounts	825,896	45.30	711,651	42.95	671,603	44.16

Total deposits	$1,823,028	100.00%	$1,657,072	100.00%	$1,520,817	100.00%

          Core deposits, which include checking accounts, statement and other accounts and money market accounts, grew by $51.7 million in fiscal 2006, or 5.5%, and certificate of deposit balances increased by $114.2 million, or 16.1%. Core deposits now comprise 54.7% of all deposit balances at September 30, 2006. Deposits, as a percentage of liabilities, were 73.7% at September 30, 2006 and 70.5% at September 30, 2005.  We expect to maintain a significant portion of our deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. Money market accounts increased $118.2 million during the fiscal year ended September 30, 2006 principally as a result of the introduction of a new money market product which generated approximately $186.5 million in balances through September 30, 2006. The increase in certificates of deposits was achieved primarily as a result of targeted programs offering higher yields. Such targeted programs may increase our overall cost of funds and thus adversely affect our future net margins.  Our average cost of deposits at September 30, 2006 was 2.87% and 1.93% at September 30, 2005.

          Brokered deposits were $7.4 million at September 30, 2006, $7.2 million at September 30, 2005 and $8.9 million at September 30, 2004. In relation to total deposits, this represents .41% at September 30 2006, .43% at September 30, 2005 and .59% at September 30, 2004. As mentioned above, we expect to achieve future growth in deposits through development of core deposit relationships.

Borrowings

          Borrowings decreased $47.1 million during the current year to $581.0 million as of September 30, 2006.  Borrowings as a percentage of total liabilities was approximately 23.5% at the end of fiscal 2006 and 26.7% at the end of fiscal 2005. Borrowings from the FHLB of Atlanta increased $13.0 million and other short-term borrowings decreased $60.1 million from fiscal 2005 to fiscal 2006.

          Our average cost of FHLB of Atlanta advances, reverse repurchase agreements and other borrowings increased from 4.2% during the year ended September 30, 2005 to 4.9% during the year ended September 30, 2006.  Approximately $140 million in FHLB of Atlanta advances mature within one year.  Other advances are subject to call during the next year but, based on current market interest rates, most of these calls will likely not be exercised by the FHLB of Atlanta. See Item 8, Note 14 of the Notes to Consolidated Financial Statements.

          In accordance with Financial Interpretation Number (“FIN”) 46R, we did not include the trust subsidiary, First Financial Capital Trust I, in our consolidated financial statements at September 30, 2006. The trust subsidiary was formed to raise capital by issuing preferred securities to investors. We own 100% of the junior subordinated debt of the capital trust.  During 2004, this transaction increased our long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets.  Our full and unconditional guarantee for the preferred securities remains in effect.

          During the first quarter of fiscal 2005, we prepaid a $15 million FHLB of Atlanta advance with a remaining maturity of 42 months and a rate of 5.57% incurring a prepayment penalty of $964 thousand which is reported in non-interest expense.

          In the third quarter of fiscal 2004, we prepaid $70 million of FHLB of Atlanta advances with a weighted average remaining maturity of 14 months and weighted average rate of 4.65%, incurring a prepayment penalty of $1.5 million which is reported in non-interest expense.

Capital Resources

          Our average stockholders’ equity was $175.3 million during fiscal 2006, or 6.7% of average assets and during fiscal 2005, average stockholders’ equity was $169.4 million, or 6.8% of average assets.  The Consolidated Statements of Stockholders’ Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders’ equity during the year.  Total equity capital increased from $171.1 million at September 30, 2005 to $183.8 million at September 30, 2006.  Our ratio of total capital to total assets was 6.91% at September 30, 2006 compared to 6.78% at September 30, 2005.  Our tangible capital ratio at September 30, 2006 was 6.11% compared with 5.93% at September 30, 2005.

          Recent common stock repurchases included the purchase of approximately 248,000 shares in fiscal 2006, 338,000 shares in fiscal 2005 and 440,000 shares in fiscal 2004.  The dollar amount of such purchases totaled $7.5 million in fiscal 2006, $10.7 million in fiscal 2005 and $13.0 million in fiscal 2004.

          During fiscal 2006, our cash dividend payout was 41.74% of per share earnings compared with a payout ratio of 42.99% in fiscal 2005.  We recently increased our cash dividend by 4.2% to $.25 per share on a quarterly basis, effective with the payment made during November 2006 to shareholders.

          Accumulated other comprehensive loss at September 30, 2006 of $2.9 million was comprised of the after tax effect of unrealized losses on securities available for sale. At September 30, 2005 accumulated other comprehensive loss was $3.2 million.

          First Federal is required to meet the regulatory capital requirements of the OTS, which currently include several measures of capital.  Under current regulations, First Federal meets all requirements including those to be categorized as well-capitalized under risk-based capital guidelines.  Current capital distribution regulations of the OTS allow the greatest flexibility to well-capitalized institutions.

Asset and Liability Management

          Asset/liability management is the process by which we are constantly changing the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates.  Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to minimize this vulnerability.

          Working principally through the Asset and Liability Committee of First Federal, we have established policies and we monitor results to minimize interest rate risk.  We utilize measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice.  Asset/liability modeling is performed by management to assess varying interest rate and balance sheet mix assumptions.

          We may adjust our interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding the structure and maturities of FHLB advances and other borrowings.  We continue to emphasize adjustable-rate mortgage real estate lending and short-term consumer and commercial business lending to accomplish our objectives.

          The following table sets forth in summary form the repricing attributes of our interest-earning assets and interest-bearing liabilities as of September 30, 2006.  The time periods in the table represent the time period before an asset or liability matures or can be repriced.

Table 14
INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2006
(dollars in thousands)

	Interest Rate Sensitivity Period

	3 Months	4-6 Months	7-12 Months	13 Months - 2 years	Over 2 Years	Cost

Interest-earning assets:
Loans (1)	$553,512	$144,102	$266,419	$182,802	$927,780	$2,074,615
Mortgage-backed securities (2)	25,006	26,510	35,465	87,740	126,473	301,194
Interest-earning deposits, investments and FHLB stock	73,975			334	4,925	79,234

Total interest-earning assets	652,493	170,612	301,884	270,876	1,059,178	2,455,043

Interest-bearing liabilities:
Deposits:
Checking accounts (3)	4,113	4,113	8,227	14,957	230,995	262,405
Savings accounts (3)	7,162	7,163	14,325	43,227	76,875	148,752
Money market accounts (3)	35,113	35,282	70,563	144,415	88,302	373,675
Certificate accounts	185,207	182,232	229,936	146,248	82,273	825,896

Total deposits	231,595	228,790	323,051	348,847	478,445	1,610,728
Borrowings (4)	158,755	25,000	75,000	75,000	247,213	580,968

Total interest-bearing liabilities	390,350	253,790	398,051	423,847	725,658	2,191,696

Current period gap	$262,143	$(83,178)	$(96,167)	$(152,971)	$333,520	$263,347

Cumulative gap	$262,143	$178,965	$82,798	$(70,173)	$263,347

Percent of total assets	9.86%	6.73%	3.11%	(2.64)%	9.91%

Assumptions:
(1)

Fixed-rate loans are shown in the time frame corresponding to contractual principal amortization schedules.  Adjustable-rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. The fixed and variable rate loans shown also take into account the Company’s estimates of prepayments of fixed and adjustable rate loans.

(2)	Mortgage-backed securities are shown at repricing dates but also include prepayment estimates.
(3)

Decay rates approximate 6.3% in the first year and 5.7% in the second year for checking accounts, 19.3% in the first year and 29.1% in the second year for savings accounts and 37.8% in the first year and 38.6% in the second year for money market accounts.

(4)

Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates.  For purposes of the table above, the Company has assumed under current interest rates that certain advances with call provisions will extend.

          Based on our September 30, 2006 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.125 billion in interest-earning assets will reprice and approximately $1.042 billion in interest-bearing liabilities will reprice.  This current dynamic gap position results in a positive one-year gap position of $82.8 million, or 3.11% of assets.  Our one year dynamic gap position at September 30, 2005 was a positive one-year gap position of $5.2 million, or .21% of assets.  The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

          Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates rose and inverted during 2006, our portfolio rebalancing into higher yielding commercial and consumer products was instrumental in allowing us to distinguish ourselves from other positively-gapped institutions. It is widely anticipated that the Federal Reserve will be on hold with interest rates through early 2007.

Derivatives and Hedging Activities

          Derivative transactions may be used by us to better manage our interest rate sensitivity to reduce risks associated with our lending, deposit taking, and borrowing activities. We recognize all derivatives as either assets or liabilities on the consolidated statement of financial condition and report these instruments at fair value with realized and unrealized gains and losses included in earnings.

          By using derivative instruments, we are exposed to credit and market risk.  Credit risk, which is the risk that the counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative.  Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us.  When the fair value of the derivative contract is negative, no credit risk exists since we would owe the counterparty.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management.  Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.  The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our interest rate sensitivity analysis.

          The fair value of our derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2006.  Our derivative and hedging activities are discussed in further detail in Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this document and currently consist of forward sales contracts to purchase mortgage-backed securities to hedge the risk in entering into commitments to originate fixed rate residential loans that will be sold.

Off-Balance Sheet Arrangements

          In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used by us for general corporate purposes or for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers’ requests for funding.

          Our off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments

          Lending commitments include loan commitments, standby letters of credit and unused business credit card lines.  These instruments are not recorded in the consolidated statement of financial condition until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business.

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At September 30, 2006, commercial and retail loan commitments totaled $139.1 million, and standby letters of credit totaled $2.8 million.  Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity of a customer, to a third party.  Unused business, personal and credit card lines, which totaled $342.9 million at September 30, 2006, are generally for short-term borrowings.

          We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.  See Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this document for additional information regarding lending commitments.

Derivatives

          In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we record derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.  See Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this document for additional information regarding derivatives.

          In addition to our commitments and derivatives of the types described above, at September 30, 2006, our off balance sheet arrangements include a $1.4 million interest in First Financial Capital Trust I (representing all of the common securities of the trust), which in March 2004 issued $45.0 million of capital securities. In connection therewith, we issued $46.4 million of junior subordinated debentures to the Trust. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Liquidity

          Our desired level of liquidity is determined by management in conjunction with the Asset and Liability Committee of First Federal and officers of other affiliates.  The level of liquidity is based on management’s strategic direction, commitments to make loans and the Committee’s assessment of First Federal’s ability to generate funds.  Historically, sources of liquidity have included net deposits to savings accounts, amortizations and prepayments of loans, FHLB advances, reverse repurchase agreements and sales/repayments/amortization of securities and loans held for sale.

          Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the demands of our customers.  In this process, the focus is on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.  The table below summarizes future contractual obligations as of September 30, 2006

Contractual Obligations

Table 15
CONTRACTUAL OBLIGATIONS
(in thousands)

	At September 30, 2006

	Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$597,359	$146,248	$28,879	$52,294	$1,116	$825,896
Borrowings	208,764			125,000	247,204	580,968
Purchases	9,276					9,276
Operating leases	2,086	1,874	1,335	1,883	4,801	11,979

Total contractual obligations	$817,485	$148,122	$30,214	$179,177	$253,121	$1,428,119

          Our most stable and traditional source of funding has been the attraction and retention of deposit accounts, the success of which we believe is based primarily on the strength and reputation of First Federal, effective marketing and rates paid on deposit accounts.  First Federal has a major market share of deposits in Charleston, Berkeley and Dorchester Counties and a significant share of deposits in Georgetown, Horry and Florence Counties.  As a relatively new entrant into Beaufort County, South Carolina and Brunswick County, North Carolina, we hold a small market share.  By continuing to promote innovative new products, pricing competitively and encouraging the highest level of quality in customer service, we continue to successfully meet challenges from competitors, many of which are non-banking entities offering investment products.

          Other primary sources of funds include borrowings from the FHLB of Atlanta, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans.  To minimize vulnerability, we have back-up sources of funds available, including FHLB of Atlanta borrowing capacity and securities available for sale.  The FHLB of Atlanta has a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances.  This new policy serves to define an upper limit for FHLB advances for First Federal of approximately $1.0 billion at September 30, 2006, based on our current approved limit.

          During fiscal year 2006, we experienced a net cash outflow from investing activities of $148.2 million, consisting principally of purchases of $44.2 million in mortgage-backed securities available for sale, $29.3 million in net purchases of investment securities available for sale, an increase of $188.2 million in net loans, and net purchase of office properties and equipment of $8.1 million, partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $91.0 million as well as proceeds from sales and maturity of investments available for sale of $27.7 million, and sales of real estate owned of $4.2 million. During fiscal 2006 significant operating activities included $173.2 million of residential loans originated for sale with sales of $180.1 million.  Based on a net increase in deposits of $166.0 million and, as a result of more favorable interest rates, we were able to fund various investing activities described above during the year ended September 30, 2006.

          Due to lower originations, proceeds from the sale of loans was $180.1 million in fiscal 2006 compared with $216.5 million in fiscal 2005.  Based on recent asset/liability management objectives and low historical interest rates, we expect to continue our strategy of selling selected longer-term, fixed-rate loans in fiscal 2007.  Management, however, anticipates the volume of loan sales, may be lower during fiscal 2007 as refinancing activity is not expected to increase and market conditions are not as favorable at the present time.  We may increase our holdings of investments and mortgage-backed securities during fiscal 2007 until loan portfolio growth returns to historical levels.

Parent Company Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries.  Potential sources for the payment of principal and interest on our borrowings and for the periodic repurchase programs include: (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on our investment securities.  As of September 30, 2006, we had cash reserves and existing marketable securities of $7.9 million compared with $6.4 million at September 30, 2005.

          First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  Such distributions may also depend on First Federal’s ability to meet minimum regulatory capital requirements in effect during the period.  Current OTS regulations permit institutions meeting certain capital requirements and subject to “normal supervision” to pay out 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval. First Federal is currently subject to “normal supervision” as to the payment of dividends.

Results of Operations

Net Interest Income

          Our largest component of operating earnings is net interest income.  One of our strategic initiatives has been to reduce our reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $79.7 million in fiscal 2006 compared with $76.5 million in fiscal 2005 and $76.6 million in fiscal 2004.  Net interest income represented approximately 59.5% of the net revenues in fiscal 2006 compared with 60.8% in fiscal 2005 and 64.5% in fiscal 2004.  The level of net interest income is determined by balances of interest-earning assets and interest-bearing liabilities and successfully managing the net interest margin.  Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

          Net interest income increased 4.3% to $79.7 million in fiscal 2006.   This increase followed a decrease in net interest income of .2% in fiscal 2005 and 2.4% in fiscal 2004.  The net interest margin increased in fiscal 2006 to 3.35% from 3.32% in fiscal 2005. The net interest margin benefited from a 68 basis point increase in the yield on average earning assets, while the average cost of interest bearing liabilities increased 65 basis points. Average earning assets increased $78.0 million during fiscal 2006 and this growth was also a contributing factor in the level of net interest income.

          The net interest margin decreased to 3.32% in 2005 from 3.38% in fiscal 2004. Our average cost of interest-bearing liabilities increased to 2.40% in fiscal 2005 from 2.24% in fiscal 2004. Average yields on interest-earning assets increased from 5.59% in fiscal 2004 to 5.67% in fiscal 2005.

          While the net interest margin during fiscal 2006 increased by three basis points, more importantly, the net interest margin was 3.39% during the quarter ended September 30, 2006, or an increase of two-basis points from 3.37% during the quarter ended June 30, 2006.  The current inversion of the yield curve on United States Treasury Securities, more competitive pricing on deposits and a very competitive lending environment will be factors influencing the net interest margin during fiscal 2007.

Average Yields and Rates

Table 16
AVERAGE YIELDS AND RATES
(dollars in thousands)

				Year Ended September 30,

	2006			2005			2004

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans[1]	$1,995,795	$134,416	6.73%	$1,882,655	$114,588	6.09%	$1,823,072	$110,795	6.08%
Mortgage-backed securities	326,212	13,410	4.11	356,168	13,607	3.82	375,706	13,965	3.72
Investment securities	52,597	3,110	5.91	58,089	2,361	4.06	59,209	1,743	2.94
Other interest-earning assets[2]	8,456	404	4.78	8,120	220	2.71	8,005	90	1.12

Total interest-earning assets	2,383,060	151,340	6.35	2,305,032	130,776	5.67	2,265,992	126,593	5.59

Non-interest-earning assets	215,220			179,181			155,361

Total assets	$2,598,280			$2,484,213			$2,421,353

Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$500,511	1,100	0.22	$480,891	850	0.18	$414,563	757	0.18
Savings accounts	159,024	870	0.55	169,931	935	0.55	158,338	1,074	0.68
Money market accounts	328,502	10,125	3.08	243,448	3,315	1.36	253,655	1,677	0.66
Certificate accounts	766,214	30,313	3.96	677,864	21,339	3.15	655,758	18,751	2.86

Total deposits	1,754,251	42,408	2.42	1,572,134	26,439	1.68	1,482,314	22,259	1.50
FHLB advances	476,570	22,561	4.73	537,370	21,304	3.96	636,204	24,732	3.89
Other borrowings	119,320	6,646	5.57	157,706	6,575	4.17	112,393	3,000	2.67

Total interest-bearing liabilities	2,350,141	71,615	3.05	2,267,210	54,318	2.40	2,230,911	49,991	2.24

Non-interest-bearing liabilities	72,855			47,575			25,230

Total liabilities	2,422,996			2,314,785			2,256,141
Stockholders’ equity	175,284			169,428			165,212

Total liabilities and stockholders’ equity	$2,598,280			$2,484,213			$2,421,353

Net interest income/gross margin		$79,725	3.30%		$76,458	3.27%		$76,602	3.35%

Net yield on average interest-earning assets			3.35%			3.32%			3.38%
Percent of average interest-earning assets to average interest-bearing liabilities			101.40%			101.67%			101.57%

[1]	Average balances of loans include non-accrual loans.
[2]	Includes interest-earning deposits, which are classified as cash equivalents in the Company’s Consolidated Statements of Financial Condition contained in Item 8 herein.

          Our weighted average yield on earning assets and weighted average cost of interest-bearing liabilities shown above are derived by dividing interest income and expense by the weighted average balances of interest-earning assets or interest-bearing liabilities. During fiscal 2006, the average yield on interest-earning assets increased by 68 basis points while the average rate paid on average interest-bearing liabilities increased by 65 basis points. Average interest-earning assets increased $78.0 million in fiscal 2006 while interest-bearing liabilities increased $82.9 million. This, in conjunction with the average yield on interest-earning assets increasing slightly more than the increase in the average rate paid on interest-bearing liabilities, provided for the small increase in gross margin.

Rate/Volume Analysis

          The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.  The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change as a result of volume and rate.

Table 17
RATE/VOLUME ANALYSIS
(dollars in thousands)

	Year Ended September 30, 2006 versus 2005 Increase (Decrease) Due to			Year Ended September 30, 2005 versus 2004 Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Loans	$7,214	$12,614	$19,828	$3,611	$182	$3,793
Mortgage-backed securities	(1,189)	992	(197)	(731)	373	(358)
Investment securities	(241)	990	749	(34)	652	618
Other interest-earning assets	9	175	184	1	129	130

Total interest income	5,793	14,771	20,564	2,847	1,336	4,183

Interest expense:
Deposit accounts
Checking accounts	39	211	250	93	—	93
Savings accounts	(65)	—	(65)	76	(215)	(139)
Money market accounts	1,474	5,336	6,810	(70)	1,708	1,638
Certificate accounts	3,019	5,955	8,974	646	1,942	2,588

Total deposits	4,467	11,502	15,969	745	3,435	4,180
Borrowings	(4,408)	5,736	1,328	(2,376)	2,523	147

Total interest expense	59	17,238	17,297	(1,631)	5,958	4,327

Net interest income	$5,734	$(2,467)	$3,267	$4,478	$(4,622)	$(144)

Provision for Loan Losses

          The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level.  In fiscal 2006, our provision expense was $4.7 million compared with $4.8 million in fiscal 2005 and $5.7 million in fiscal 2004.  The provision was lower in fiscal 2006 than in fiscal 2005 as a result of lower real estate, commercial business and consumer loan charge-offs and as a result of incremental changes in components of the loan portfolio along with reductions in classified credits. As a result, the allowance for loan losses was $14.6 million at September 30, 2006 and $14.2 million at September 30, 2005. This represented .71% of net loans at the end of fiscal 2006 and .75% of net loans at the end of fiscal 2005.

          Net charge-offs in fiscal 2006 totaled $4.2 million, or .21% of average net loans, compared with $5.5 million in fiscal 2005, or .29% of average net loans.  Net loan charge-offs of $5.8 million in 2004 resulted in charge-offs to average loans of .32%.  Charge-offs decreased from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005 as a result of decreasing levels of commercial business loan , mobile home loan and other consumer loan  charge-offs.

Other Income

          Other income increased by $4.9 million, or 10.0%, in fiscal 2006 to $54.2 million from $49.2 million in fiscal 2005.  Principal increases in fiscal 2006 included higher brokerage fees of $131 thousand, higher insurance revenues, increasing $780 thousand, an increase of $4.8 million in service charges and fees on deposit accounts, an increase of $857 thousand in loan servicing operations, net, and an increase of $97 thousand in other income. These increases were offset by a decrease in net gains on sale of loans of $252 thousand and a $1.5 million decrease in gains on disposition of assets.  The increase in service charges and fees on deposit accounts was primarily attributable to the implementation of a courtesy overdraft privilege program in July 2005, as well as overall growth in deposits. Loan servicing operations increased by $857 thousand, partially as a result of a $561 thousand MSR valuation impairment recovery as compared to a $387 thousand impairment recovery on mortgage-servicing rights in fiscal 2005.  Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2006 was principally attributable to increased contingent commissions in the overall agency system during fiscal 2006. Contingent performance-based insurance revenues totaled approximately $3.1 million in fiscal 2006 and $2.1 million in fiscal 2005, comprising 14.4 % of insurance revenues in fiscal 2006 and 10.5% of insurance revenues in fiscal 2005.

          Although revenues from non-banking activities have expanded in recent years, another significant component of other income remains service charges and fees on deposit accounts.  Comprising 32.7% of other income in fiscal 2006, 26.3% in fiscal 2005 and 27.5% in fiscal 2004, service charges and fees on deposit accounts improved to $17.7 million in fiscal 2006 from $12.9 million in fiscal 2005 and $11.5 million in fiscal 2004.  The 37.0% increase in 2006 over 2005 was directly related to the introduction of a more formalized overdraft privilege service extended to checking account customers in the fourth quarter of fiscal 2005. We incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $1.5 million during fiscal 2006 and $855 thousand in fiscal 2005. Thus, including expenses, our net deposit revenues increased by $4.1 million, or 34.1% during fiscal 2006 as compared to fiscal 2005. In addition to the overdraft privilege program described above, we have expanded sales efforts to increase checking accounts and business checking relationships.

          Loan servicing fees were $2.8 million in fiscal 2006, $1.9 million in fiscal 2005 and $696 thousand during 2004. During fiscal 2006, a recovery of $561 thousand of a previous impairment charge in the impairment reserve resulted in additional income. Loan servicing fees in fiscal 2005 included a $387 thousand recovery of a previous impairment charge to the mortgage servicing rights valuation reserve. As a result of adopting SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” on October 1, 2006, all separately recognized MSRs created in the securitization or sale of loans after September 30, 2006 are recognized initially at fair value and will be reported in the Consolidated Statement of Operations for the reporting period as a change in the fair value of mortgage servicing rights.

          Gains on dispositions of assets were $989 thousand for fiscal 2006 and $2.5 million for fiscal 2005. The majority of the gains in fiscal 2006 and 2005 was for excess properties not expected to be used for branch operations.

          Other income increased $97 thousand in fiscal 2006 as compared with fiscal 2005. During fiscal 2005 other income included a judgment settlement of $1.3 million. Cardholder revenues of $5.4 million increased 19.2%, or $869 thousand in fiscal 2006. See Note 3 of the Notes to the Consolidated Statements in Item 8 for additional information on other income.

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

Table 18
NON-INTEREST EXPENSE
(dollars in thousands)

	Years Ended September 30,

	2006		2005		2004

	Amount	% Average Assets	Amount	% Average Assets	Amount	% Average Assets

Salaries and employee benefits	$54,648	2.10%	$50,334	2.02%	$45,319	1.87%
Occupancy costs	5,754	0.22	5,233	0.21	5,103	0.21
Marketing	2,353	0.09	1,974	0.08	1,852	0.08
Depreciation, rental and maintenance of equipment	4,930	0.19	5,004	0.20	5,187	0.21
Prepayment penalties on FHLB advances			964	0.04	1,548	0.06
Amortization of intangibles	476	0.02	484	0.02	456	0.02
Other	18,183	0.70	16,059	0.65	15,299	0.64

Total non-interest expense	$86,344	3.32%	$80,052	3.22%	$74,764	3.09%

Comparison of Non-Interest Expense

          We expand our scope of financial services by building and refurbishing branch bank sales offices, by expanding our in-store banking offices and by targeting growth in non-bank services through acquisitions and organic growth of insurance, brokerage and trust services.  We also must continually make strategic investments in staff training, in product and service offerings and in technology systems that will support our operations in a safe and secure environment.

          Total non-interest expenses increased $6.3 million, or 7.9%, during fiscal 2006.    During fiscal 2005, total non-interest expenses increased by $5.3 million, or 7.1%.  Excluding a $964 thousand prepayment penalty on the repayment of FHLB advances incurred during fiscal 2005 and a similar penalty of $1.5 million incurred in 2004, total non-interest expenses increased 9.2% in 2006 and 8.0% in 2005.  During fiscal 2006, we opened two in-store sales offices in Walmart Supercenters.  Additionally, during fiscal 2005, we opened 2 in-store offices which have also now been open for a full year and relocated a branch office in North Myrtle Beach.  Salaries and employee benefits increased $4.3 million, or 8.6% during fiscal 2006, following an increase of $5.0 million, or 11.1% in fiscal 2005.  These increases are principally attributable to staffing for in-store expansion, growth in banking and insurance sales staff, increased compliance staff, higher health benefit accruals and increased incentive accruals and merit increases for staff.  Our full time equivalent staff numbered 847 at September 30, 2006 compared with 791 at September 30, 2005 and 792 at September 30, 2004.

          Occupancy costs of $5.8 million increased by 10.0% during fiscal 2006.  The increase was attributable to expansion of offices and also to major renovations of our operations center in Charleston, which has resulted in temporary relocation of staff to adjacent space, which normally is leased to other tenants.  Renovations of our operations center will result in more effective use of the space and allow for growth in staff.  The renovations will be completed by February of 2007, at which time we expect to also refurbish common areas of the adjacent building as well as implement parking improvements.

          Other expenses during fiscal 2006 included $1.5 million in costs related to the overdraft program initiated in late fiscal 2005.  Comparable expenses in fiscal 2005 totaled $855 thousand and $584 thousand in 2004.  Other expense categories such as marketing expenditures, equipment costs and the amortization of intangibles have not varied materially between fiscal 2006 and the previous two fiscal years.

          During fiscal 2007, the FDIC will begin to charge deposit insurance assessments to increase the reserve ratios of the Deposit Insurance Fund.  Currently we are paying no assessment for deposit insurance and have been notified of an estimated credit of $1.6 million that is available to offset such assessments in the first year.  Any remaining credits after 2007 will be available to offset up to 90% of any subsequent calendar year’s assessment.  Should we be charged the lowest expected rate of 5 to 7 cents for every $100 of deposits, based on our September 30, 2006 balances, our assessment on an annual basis would approximate $912 thousand to $1.3 million.  We are not able to estimate the length of time it will take for the Deposit Insurance Fund to improve to the target ratio of 1.25% set recently by the FDIC and therefore are not able to predict the future effects on our operating costs.

          Our efficiency ratio was 64.7% in fiscal 2006, 63.8% in fiscal 2005, 63.2% in fiscal 2004.  Management continues to target lower expense ratios as an important strategic goal.   During the past five years, we have increased our acquisitions of companies that generate higher levels of non-interest revenues.  Insurance agencies have higher efficiency ratios than traditional banking operations.

Income Tax Expense

          Income taxes totaled $15.2 million in fiscal 2006, $14.6 million in fiscal 2005, and $13.8 million in fiscal 2004. Our effective tax rate was 35.5% in fiscal 2006, 35.8% in fiscal 2005 and 36.0% in fiscal 2004.

Regulatory and Accounting Issues

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

          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not expect the adoption of this Statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Servicing of Financial Assets

          In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  SFAS 156 includes the following:  (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities.  We will be required to adopt SFAS 156 effective October 1, 2006. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities.

Accounting for Uncertainty in Income Taxes

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is in the process of analyzing the provisions of FIN 48 and the impact that it will have on its consolidated financial position and results of operations.

Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are analyzing SFAS 157 and its impact on our financial condition and results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”(“SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status for a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are analyzing SFAS 158 and its impact on our financial condition and results of operations.

Prior Year Misstatements

          In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of this standard is not expected to have a significant impact on our shareholders’ equity or results of operations.

Impact of Inflation and Changing Prices

          The Consolidated Financial Statements contained in Item 8 of this document and related data have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time because of inflation.

          Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation.  We are committed to continuing to actively manage the gap between our interest-sensitive assets and interest-sensitive liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See Item 1, “Business – Asset and Liability Management” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          Management of First Financial Holdings, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of September 30, 2006.

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

          KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended September 30, 2006, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of September 30, 2006, as stated in their report, which is included herein.

/s/ A. Thomas Hood	/s/ Susan E. Baham

A. Thomas Hood	Susan E. Baham
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

December 14 , 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

          We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

          As discussed in Note 1 to the consolidated financial statements, the Company adopted, effective October 1, 2005, the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

Raleigh, North Carolina
December 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Financial Holdings, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

Raleigh, North Carolina
December 14, 2006

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2006	September 30, 2005

ASSETS
Cash and cash equivalents	$124,998	$123,579
Investments available for sale, at fair value	29,395	28,023
Investment in capital stock of FHLB	25,973	25,165
Mortgage-backed securities available for sale, at fair value	296,493	341,533
Loans receivable, net of allowance of $14,615 and $14,155	2,056,151	1,878,730
Loans held for sale	4,978	9,659
Accrued interest receivable	10,574	8,804
Office properties and equipment, net	56,080	51,877
Real estate and other assets acquired in settlement of loans	1,920	1,755
Goodwill, net	21,368	21,229
Intangible assets, net	1,338	1,749
Other assets	28,860	30,302

Total assets	$2,658,128	$2,522,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$212,300	$216,946
Interest bearing	1,610,728	1,440,126

Total deposits	1,823,028	1,657,072
Advances from FHLB	465,000	452,000
Other short-term borrowings	69,576	129,663
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	5,741	5,813
Outstanding checks	14,463	16,000
Accounts payable and other liabilities	50,163	44,336

Total liabilities	2,474,363	2,351,276

Commitments and contingencies (Notes 16 and 20)
Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,418,384 and 16,264,774 shares at September 30, 2006 and September 30, 2005, respectively	164	163
Additional paid-in capital	52,039	48,298
Retained income, substantially restricted	220,689	204,600
Accumulated other comprehensive loss, net of income taxes	(2,893)	(3,232)
Treasury stock at cost, 4,396,972 and 4,149,079 shares at September 30, 2006 and September 30, 2005, respectively	(86,234)	(78,700)

Total stockholders’ equity	183,765	171,129

Total liabilities and stockholders’ equity	$2,658,128	$2,522,405

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended September 30,

	2006	2005	2004

Interest Income
Interest and fees on loans	$134,416	$114,588	$110,795
Interest on mortgage-backed securities	13,410	13,607	13,965
Interest and dividends on investments	3,110	2,361	1,743
Other	404	220	90

Total interest income	151,340	130,776	126,593

Interest Expense
Interest on deposits
NOW accounts	1,100	850	757
Passbook, statement and other accounts	870	935	1,074
Money market accounts	10,125	3,315	1,677
Certificate accounts	30,313	21,339	18,751

Total interest on deposits	42,408	26,439	22,259
Interest on FHLB advances	22,561	21,304	24,732
Interest on borrowed money	6,646	6,575	3,000

Total interest expense	71,615	54,318	49,991

Net interest income	79,725	76,458	76,602
Provision for loan losses	4,695	4,826	5,675

Net interest income after provision for loan losses	75,030	71,632	70,927

Other Income
Net gain on sale of loans	2,200	2,452	1,913
Gain (loss) on sale of investment and mortgage-backed securities	5	(55)	2,292
Brokerage fees	2,777	2,646	2,275
Commissions on insurance	19,607	18,690	16,199
Other agency income	1,185	1,322	1,315
Service charges and fees on deposit accounts	17,714	12,927	11,516
Loan servicing operations, net	2,789	1,932	696
Gains on disposition of assets	989	2,530	1,898
Other	6,898	6,801	4,071

Total other income	54,164	49,245	42,175

Non-Interest Expense
Salaries and employee benefits	54,648	50,334	45,319
Occupancy costs	5,754	5,233	5,103
Marketing	2,353	1,974	1,852
Depreciation, rental and maintenance of equipment	4,930	5,004	5,187
Prepayment penalties on FHLB advances		964	1,548
Amortization of intangibles	476	484	456
Other	18,183	16,059	15,299

Total non-interest expense	86,344	80,052	74,764

Income before income taxes	42,850	40,825	38,338
Income tax expense	15,221	14,600	13,784

Net income	$27,629	$26,225	$24,554

Earnings Per Common Share
Basic	$2.30	$2.14	$1.97
Diluted	2.27	2.09	1.92
Average Number of Shares Outstanding (in thousands)
Basic	12,024	12,281	12,484
Diluted	12,190	12,528	12,818

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

			Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Income (Loss)			Total
	Common Stock					Treasury Stock

	Shares	Amount				Shares	Amount

Balance at September 30, 2003	15,870	$159	$41,106	$176,111	$672	3,348	$(55,042)	$163,006
Net income				24,554				24,554
Other comprehensive income:
Unrealized net loss on securities available for sale, net of tax of $1,354					(2,130)			(2,130)

Total comprehensive income								22,424
Common stock issued pursuant to stock option and employee benefit plans	221	2	3,358					3,360
Stock option tax benefit			348					348
Cash dividends ($.88 per share)				(10,990)				(10,990)
Treasury stock purchased						440	(12,961)	(12,961)

Balance at September 30, 2004	16,091	161	44,812	189,675	(1,458)	3,788	(68,003)	165,187
Net income				26,225				26,225
Other comprehensive income:
Unrealized net loss on securities available for sale, net of tax of $1,130					(1,774)			(1,774)

Total comprehensive income								24,451
Common stock issued pursuant to stock option and employee benefit plans	174	2	3,166					3,168
Stock option tax benefit			320					320
Cash dividends ($.92 per share)				(11,300)				(11,300)
Treasury stock purchased						361	(10,697)	(10,697)

Balance at September 30, 2005	16,265	163	48,298	204,600	(3,232)	4,149	(78,700)	171,129
Net income				27,629				27,629
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $215					339			339

Total comprehensive income								27,968
Common stock issued pursuant to stock option and employee benefit plans	153	1	3,518					3,519
Stock option tax benefit			223					223
Cash dividends ($.96 per share)				(11,540)				(11,540)
Treasury stock purchased						248	(7,534)	(7,534)

Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2006	2005	2004

Operating Activities
Net income	$27,629	$26,225	$24,554
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,870	4,747	4,719
Amortization of intangibles	476	484	456
Gain on sale of loans, net	(2,200)	(2,452)	(1,913)
(Gain) loss on sale of investments and mortgage-backed securities, net	(5)	55	(2,292)
Gain on sale of property and equipment, net	(989)	(2,530)	(1,898)
(Gain) loss on sale of real estate owned, net	(36)	(147)	5
Stock option compensation expense	829
Tax benefit resulting from stock options	223	320	348
Amortization of unearned discounts/premiums on investments, net	1,230	2,021	1,799
Impairment loss from write-down of customer list intangible			41
Prepayment penalties on FHLB advances		964	1,548
Increase in net deferred loan costs and discounts	(175)	(214)	(599)
Increase (decrease) increase in receivables and other assets	233	(1,046)	(4,531)
Provision for loan losses	4,695	4,826	5,675
Write downs of real estate and other assets acquired in settlement of loans	56	49	314
Deferred income taxes	(1,881)	9,202	(611)
Impairment (recovery) loss from write-down of mortgage servicing rights	(561)	(387)	918
Origination of loans held for sale	(173,180)	(204,009)	(224,214)
Proceeds from sales of loans held for sale	180,061	200,856	214,608
Increase (decrease) in accounts payable and other liabilities	5,733	7,165	(3,183)

Net cash provided by operating activities	47,008	46,129	15,744

Investing Activities
Proceeds from maturity of investments available for sale	8,132	992	2,500
Proceeds from sales of investment securities available for sale	19,555	33,574	31,200
Net purchases of investment securities available for sale	(29,253)	(33,740)	(48,907)
(Purchase) redemption of FHLB stock	(808)	8,735	(4,000)
Increase in loans, net	(188,208)	(91,658)	(42,714)
Loan participations purchased	(337)
Proceeds from sales of loans		15,656
Proceeds from sales of mortgage-backed securities available for sale	3,314	41,273	74,148
Repayments on mortgage-backed securities available for sale	87,641	70,710	104,822
Purchases of mortgage-backed securities available for sale	(44,171)	(111,571)	(197,754)
Proceeds from sales of real estate owned	4,198	8,537	5,675
Purchase of insurance subsidiaries and performance payments	(204)	(1,010)	(6,598)
Investment in partnership		(1,957)
Net purchase of office properties and equipment	(8,084)	(3,520)	(16,196)

Net cash used in investing activities	(148,225)	(63,979)	(97,824)

Financing Activities
Net increase in checking, passbook and money market accounts	51,711	96,207	21,034
Net increase in certificates of deposit	114,245	40,048	18,132
Net proceeds (repayments) of FHLB advances	13,000	(206,000)	60,000
Prepayment penalties on FHLB advances		(964)	(1,548)
Net increase in long-term borrowings			46,392
Net (decrease) increase in securities sold under agreements to repurchase	(60,082)	128,837
Costs associated with long-term debt			(1,392)
Net decrease in other borrowings	(5)	(436)	(22,813)
(Decrease) increase in advances by borrowers for taxes and insurance	(72)	256	(347)
Proceeds from exercise of stock options	2,690	2,848	3,012
Tax benefit resulting from stock options	223	320	348
Dividends paid	(11,540)	(11,300)	(10,990)
Treasury stock purchased	(7,534)	(10,697)	(12,961)

Net cash provided by financing activities	102,636	39,119	98,867

Net increase in cash and cash equivalents	1,419	21,269	16,787
Cash and cash equivalents at beginning of period	123,579	102,310	85,523

Cash and cash equivalents at end of period	$124,998	$123,579	$102,310

Supplemental disclosures:
Cash paid during the period for:
Interest	$67,864	$54,370	$48,113
Income taxes	15,327	6,455	13,695
Loans foreclosed	5,420	6,191	5,988
Loans securitized into mortgage-backed securities	2,221		27,516
Unrealized gain (loss) on securities available for sale, net of income tax	339	(1,774)	(2,130)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

NOTE 1.  Summary of Significant Accounting Policies

          First Financial Holdings, Inc. (the Company, which may be referred to in this document as First Financial, we, us or our) is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company.  Prior to the consolidation of our federally insured subsidiary, Peoples Federal Savings and Loan Association (“Peoples Federal”), into our other federally insured subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), on August 30, 2002, we had been a multiple thrift holding company since October 9, 1992 when Peoples Federal was acquired.  Prior to that date, First Financial was a unitary savings and loan holding company with First Federal as its only subsidiary.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of First Financial, its wholly-owned thrift subsidiary, First Federal, First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc.  Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (VIEs) where First Financial is the primary beneficiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  We operate as two business segments; banking, including other financial services, and insurance.  Beginning in fiscal year 2004 the insurance segment met the criteria for a reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Reclassifications

          Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no effect on the prior years’ net income or retained income as previously reported.

Investments in Debt and Equity Securities

          Our investments in debt securities principally consist of U.S. Treasury securities and mortgage-backed securities we purchased or created when we exchange pools of loans for mortgage-backed securities.  We classify our investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.
          Debt securities are designated as held to maturity if we have the intent and the ability to hold the securities to maturity.  Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity.  Unrealized losses on held to maturity securities, reflecting a decline in value judged by us to be other than temporary, are charged to income in the Consolidated Statements of Operations.
          Debt and equity securities that are purchased and held principally for the purpose of selling in the near term are reported as trading securities.  Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.
          We classify debt and equity securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity.  Securities designated as available for sale are recorded at fair value.  Changes in the fair value of debt and equity securities available for sale are included in stockholders’ equity as unrealized gains or losses, net of the related tax effect.  Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations.  Realized gains or losses on available for sale securities are computed on the specific identification basis.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Controlling Financial Interest

          We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal. North Central Apartments, LP qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. First Financial’s wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE (variable interest entity) for First Financial is not the primary beneficiary. Accordingly, the accounts of this entity are not included in our consolidated financial statements.

Loans Receivable and Loans Held for Sale

          Our real estate loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, other residential property, commercial property and land.  The adjustable-rate mortgage loan is our primary loan product for portfolio lending purposes.  Our consumer loans include home equity lines of credit, auto loans, marine loans, manufactured housing loans, credit card receivables and loans on various other types of consumer products.  We also make shorter term commercial business loans on a secured and unsecured basis.
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

Allowance for Loan Losses

          We provide for loan losses on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance.  Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating losses.  Such factors considered by management include the fair value of the underlying collateral, growth and composition of the loan portfolios, loss experience, delinquency trends and economic conditions.  Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.
          SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure,” requires that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          We consider a loan to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  Our impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings.  Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs.  Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) we determine the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan.  Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses.  Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses.  When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.
          Increases to the allowance for loan losses are charged by recording a provision for loan losses.  Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management’s review of the loan or through possession of the underlying security or through a troubled debt restructuring transaction.  Recoveries are credited to the allowance.

Transfer of Financial Assets

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when:  (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We review all sales of loans by evaluating specific terms in the sales documents. We believe that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. In certain sales, we may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at date of sale.
          We may package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”). We receive 100% of the securities backed by the mortgage loans, which are federal agency guaranteed. The securitizations are not accounted for as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company’s books and subsequently, if sold, the gain or loss on the sale of these securities is reported as a gain or loss on the sale of investments and mortgage-backed securities.

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

Intangible Assets

          Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from our acquisitions.  Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to ten years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit.  Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          We test for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value.  The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method.  The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value.  The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed.  In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test.  If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value.  The loss recognized is limited to the carrying amount of goodwill.  Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights

          SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires the recognition of originated mortgage servicing rights (OMSRs) as assets, if the servicing is retained as part of a mortgage loan transfer accounted for as a sale, by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values.  SFAS No. 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.
          Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights.  Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization.  We estimate future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.
          SFAS No. 140 also requires that all the mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value.  For purposes of measuring impairment, the mortgage servicing rights are reviewed for impairment based upon quarterly external valuations.  Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors.  Impairment is measured on a disaggregated basis for each strata of rights, which are segregated by predominant risk characteristics, including interest rate and loan type.  We have established an impairment valuation allowance to record estimated impairment for the mortgage servicing rights.  Subsequent increases in value are recognized only to the extent of the impairment valuation allowance. We are in the process of analyzing the provisions of SFAS 156 and the impact that SFAS 156 will have on its results of operations, including the effects of various transition rules.

Derivative Financial Instruments and Hedging Activities

          We use derivatives as part of our interest rate management activities.  Prior to the implementation of SAB 105, we recognized a servicing value at the time the mortgage loan commitment was made.  After implementation, we recognize the servicing value when the loan is sold.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities.  SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that qualify for hedge accounting under SFAS No. 133.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Securities Sold Under Agreements to Repurchase

          We enter into sales of securities under agreements to repurchase (reverse repurchase agreements).  These reverse repurchase agreements are treated as financings.  The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income.  The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations.
          Our other comprehensive income (loss) for the years ended September 30, 2006, 2005 and 2004 and accumulated other comprehensive income (loss) as of September 30, 2006, 2005 and 2004 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.
          Other comprehensive income (loss) for the years ended September 30, 2006, 2005 and 2004 follows:

	Years Ended September 30,

	2006	2005	2004

Unrealized holding gains (losses) arising during period, net of tax	$342	$(1,809)	$(662)
Less: reclassification adjustment for realized gains (losses), net of tax	3	(35)	1,468

Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$339	$(1,774)	$(2,130)

Share Based Payment Arrangements

          Prior to fiscal 2006, we had adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which allowed a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. Effective October 1, 2005, we adopted the provisions of SFAS 123 Revised , “Share-based Payment”,(“SFAS 123(R)”) which requires the expensing of share-options as they are granted or exercised. See Footnote 18, Share-Based Payment Arrangements, for more details.

Earnings Per Share

          Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Commission Revenue Recognition

          First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions are recognized as revenue when received. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commission is deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Fair Value of Financial Instruments

          SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Financial.

Risks and Uncertainties

          In the normal course of its business, we encounter two significant types of risk:  economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  We are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different indexes, than our interest-earning assets.  Credit risk is the risk of default on our loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate we hold, and the valuation of loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.
          We are subject to the regulations of various government agencies.  These regulations can and do change significantly from period to period.  We also undergo periodic examinations by the regulatory agencies, which may subject us to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting in the regulators’ judgments based on information available to them at the time of their examination.
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
          We adopted SFAS 123(R) effective October 1, 2005. The adoption of this statement did not have a material impact on our financial position or results of operations. See Note 18  Share-Based Payment Arrangements, for a discussion of our current method of accounting for stock-based compensation and its previous method of accounting for stock-based compensation. As a result of the adoption of SFAS 123 (R) we recorded compensation costs of $829 thousand relative to the fair value of stock options for the portion of the service period occurring in fiscal 2006  The after tax effect reduced net income by $698 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Accounting for Conditional Asset Retirement Obligations

          In March 2005, the FASB issued FASB Interpretation No. 47, “ Accounting for Conditional Asset Retirement Obligations “ (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “ Accounting for Asset Retirement Obligations, “ refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005.  The implementation of FIN 47 did not materially affect our consolidated financial position, results of operations or cash flows.

NOTE 2.  Acquisitions

          On June 27, 2006, First Financial Holdings, Inc. acquired the assets of Employer Benefits Strategies, Inc. (“EBSI”), an independent insurance agency based in Summerville, South Carolina. EBSI specializes in group health, life, disability and voluntary benefits coverage. The Company acquired assets consisting of $35 thousand in cash with $319 thousand recorded as goodwill and $36 thousand recorded as intangibles. In addition, the principal of EBSI has a right to receive future payments of $260 thousand based on financial performance.
          On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation.  The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market.  Non-standard markets offer coverage to customers that have unusual or high-risk exposures.  The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets.  Atlantic Acceptance Corporation is a premium finance company.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date.  First Financial acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand.  The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance through calendar year 2008, which if earned in full and paid would increase goodwill by $2.4 million. Of this, $498 thousand was paid and added to goodwill during fiscal 2005. The results of all acquisitions have been included in our consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 3.  Supplemental Financial Information to Consolidated Statements of Income

          The following presents the details for other income and other expenses included in non-interest income and non-interest expense for the years ended September 30:

	Years Ended September 30,

	2006	2005	2004

Other Income
Other income
Credit card fee income	$759	$658	$587
ATM and debit card fees	4,635	3,867	2,935
Real estate operations, net	(607)	(673)	(1,094)
Judgment settlement		1,253
Trust revenues	830	710	556
Other	1,281	986	1,087

Total other income	$6,898	$6,801	$4,071

Non-Interest Expense
Other expense
Communications expense	$1,245	$1,375	$1,423
Postage	1,362	1,286	1,233
Courier expense	623	632	583
ATM and debit card processing	744	760	727
Credit card expense	506	420	357
Printing and forms	647	532	502
Travel and accommodations	625	579	447
Legal and auditing	1,156	1,244	1,114
Management and consulting fees	684	430	437
Directors’ fees	573	379	397
Overdraft charges - write-offs	1,239	855	584
Other	8,779	7,567	7,495

Total non-interest expense	$18,183	$16,059	$15,299

NOTE 4.  Cash and Cash Equivalents

          Cash and cash equivalents consist of the following:

	September 30,

	2006	2005

Cash working funds	$28,285	$25,738
Non-interest-earning demand deposits	18,075	32,731
Deposits in transit	54,807	58,229
Interest-earning deposits	23,831	6,881

Total	$124,998	$123,579

          We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 5.  Investment and Mortgage-backed Securities Available for Sale

          The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$7,246	$32	$8	$7,270
State and municipal obligations	450	3		453
Corporate securities	18,001	171	233	17,939
Money market mutual funds	3,733			3,733

	29,430	206	241	29,395

Mortgage-backed securities:
FHLMC	11,826	49	204	11,671
FNMA	58,317	18	1,143	57,192
GNMA	67,112	7	1,167	65,952
CMOs	67,660	5	884	66,781
Non-Agency MBSs	96,279	17	1,399	94,897

	301,194	96	4,797	296,493

Total	$330,624	$302	$5,038	$325,888

	September 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$3,425		$60	$3,365
Corporate securities	22,425	$121	43	22,503
Money market mutual funds	2,155			2,155

	28,005	121	103	28,023

Mortgage-backed securities:
FHLMC	15,435	107	307	15,235
FNMA	61,026	40	1,294	59,772
GNMA	84,839	12	562	84,289
CMOs	75,405		1,155	74,250
Non-Agency MBSs	110,136		2,149	107,987

	346,841	159	5,467	341,533

Total	$374,846	$280	$5,570	$369,556

          The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2006 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2006

	Amortized Cost	Fair Value

Due in one year or less	$10,979	$11,003
Due after ten years	18,451	18,392

	29,430	29,395
Mortgage-backed securities	301,194	296,493

Total	$330,624	$325,888

          Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $22.9 million in fiscal 2006 resulting in a gross realized gain of $5 thousand. Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $74.8 million in fiscal 2005 resulting in a gross realized loss of $55 thousand.  Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $105.3 million in fiscal 2004 resulting in a gross realized gain of $2.3 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and 2005, are as follows:

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
September 30, 2006
U.S. Treasury				2	$3,298	$8	2	$3,298	$8
U.S. Government agency mortgage-backed securities	5	$13,189	$1	16	117,178	2,513	21	130,367	2,514
Collateral mortgage obligations				6	53,228	884	6	53,228	884
Other mortgage-backed securities				15	82,089	1,399	15	82,089	1,399
Corporate securities	1	1,224	$203	2	1,970	30	3	3,194	233

Total temporarily impaired	6	$14,413	$204	41	$257,763	$4,834	47	$272,176	$5,038

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
September 30, 2005
U.S. Treasury	1	$296	$5	1	$3,070	$55	2	$3,366	$60
U.S. Government agency mortgage-backed securities	7	78,493	696	10	74,647	1,467	17	153,140	2,163
Collateral mortgage obligations	2	28,191	505	4	46,059	650	6	74,250	1,155
Other mortgage-backed securities	6	60,412	945	9	47,575	1,204	15	107,987	2,149
Corporate securities	2	2,003	1	2	1,952	42	4	3,955	43

Total temporarily impaired	18	$169,395	$2,152	26	$173,303	$3,418	44	$342,698	$5,570

          At September 30, 2006, we had 47 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. All of these securities are highly rated so the credit risk is minimal. We believe we have the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.
          We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 6.  Federal Home Loan Bank Capital Stock

          First Federal, as a member institution of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity based requirement.  FHLB capital stock is pledged to secure FHLB advances.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value. The carrying value (which approximates fair value) of this stock was $26.0 million at September 30, 2006 and $25.2 million at September 30, 2005.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 7.  Earnings per Share

          Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Years Ended September 30,

	2006	2005	2004

Weighted average number of common shares used in basic EPS	12,024,226	12,280,801	12,483,757
Effect of dilutive stock options	165,340	247,181	333,967

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,189,566	12,527,982	12,817,724

          There were 128,217 options shares for fiscal year 2006 and 313,420 option shares for fiscal year 2005, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

NOTE 8.  Loans Receivable

          Loans receivable, including loans held for sale, consisted of the following:

	September 30,

	2006	2005

Real estate - residential mortgages (1-4 family)	$910,497	$928,505
Real estate - residential construction	101,702	83,891
Commercial secured by real estate including multi-family	283,016	261,105
Commercial financial and agricultural	82,316	70,602
Land	206,858	127,314
Home equity loans	252,393	229,483
Mobile home loans	173,801	156,545
Credit cards	13,334	12,481
Other consumer loans	119,741	100,624

	2,143,658	1,970,550

Less:
Allowance for loan losses	14,615	14,155
Loans in process	69,043	68,958
Net deferred loan costs and discounts on loans	(1,129)	(952)

	82,529	82,161

Total	$2,061,129	$1,888,389

          First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of  $966.0 million at September 30, 2006 and $950.6 million at September 30, 2005.

          Non-accrual loans and loans 90 days past due and still accruing are summarized as follows:

	September 30,

	2006	2005

Non-accrual loans	$3,684	$5,556
Loans past due 90 days and still accruing	64	45

Total	$3,748	$5,601

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $284 thousand at September 30, 2006, $344 thousand at September 30, 2005 and $576 thousand at September 30, 2004.  Recorded interest income on these loans was $83 thousand for fiscal 2006, $101 thousand for fiscal 2005, and $126 thousand for fiscal 2004.
          An analysis of changes in the allowance for loan losses is as follows:

	Years Ended September 30,

	2006	2005	2004

Balance, beginning of period	$14,155	$14,799	$14,957

Charge-offs	(4,992)	(6,197)	(6,487)
Recoveries	757	727	654

Net charge-offs	(4,235)	(5,470)	(5,833)
Provision for loan losses	4,695	4,826	5,675

Balance, end of period	$14,615	$14,155	$14,799

          Impaired loans totaled $0 at September 30, 2006 and $1.5 million at September 30, 2005.   The impaired loans at September 30, 2005 were recorded at or below fair value.  The average recorded investment in impaired loans was $871 thousand for the year ended September 30, 2006, $1.3 million for the year ended September 30, 2005 and $1.4 million for the year ended September 30, 2004.  No interest income was recognized on loans while categorized as impaired loans in fiscal 2006, 2005 or 2004.
          During fiscal 2006, we securitized $2.2 million of portfolio loans and reclassified them as securities available for sale.  In accordance with SFAS No.140, no gain was recognized related to the securitization.  We did not securitize any portfolio loans during fiscal year 2005. During fiscal 2004, we securitized $27.5 million of portfolio loans and reclassified them as securities available for sale.
          We principally originate residential and commercial real estate loans throughout our primary market area located in the coastal region of South Carolina and Florence County.  Although the coastal region has a diverse economy, much of the area is heavily dependent on the tourism industry and industrial and manufacturing companies.  A substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.
          Residential one-to-four family real estate loans amounted to $910.5 million at September 30, 2006 and $928.5 million at September 30, 2005.
          Commercial real estate loans including multi-family residential loans totaled $283.0 million at September 30, 2006 and $261.1 million at September 30, 2005.  Land and lot loans totaled $206.9 million at September 30, 2006 and $127.3 million at September 30, 2005.  These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties.  Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
          Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of First Federal’s capital.  The maximum amount outstanding to any one borrower was $26.9 million at September 30, 2006 and $21.3 million at September 30, 2005.

NOTE 9.  Office Properties and Equipment

          Office properties and equipment are summarized as follows:

	September 30,

	2006	2005

Land	$15,624	$14,145
Buildings and improvements	39,171	35,391
Furniture and equipment	29,927	30,152
Leasehold improvements	5,730	5,316

	90,452	85,004
Less, accumulated depreciation and amortization	(34,372)	(33,127)

Total	$56,080	$51,877

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 10.  Intangible Assets

          The following summarizes the carrying amount of goodwill related to insurance operations acquired:

	September 30,

	2006	2005

Balance at beginning of year	$21,229	$20,224
Goodwill acquired during year	139	1,005

Balance at end of year	$21,368	$21,229

          The following summarizes the carrying amount of customer list intangibles related to insurance operations acquired:

	September 30,

	2006	2005

Customer list	$3,645	$3,579
Less accumulated amortization	(2,307)	(1,830)

Balance at end of year	$1,338	$1,749

          Goodwill increased during fiscal 2006 as a result of the purchase of assets of Employer Benefit Strategies, Inc. for $390 thousand of which $35 thousand was recorded as cash, $319 thousand was recorded as goodwill and $36 thousand was recorded as an intangible.
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
          During fiscal 2004 we purchased the Kimbrell companies for $6.1 million, of which $5.2 million was recorded as goodwill and $908 thousand was recorded as a customer list intangible.  Also increasing goodwill was the payment of performance-based payments of $431 thousand to principals of Kinghorn Insurance and $75 thousand to principals of Woodruff & Company, Inc., respectively.
          Amortization of intangibles was $476 thousand in fiscal 2006, $484 thousand in fiscal 2005 and $456 thousand in fiscal 2004.  We expect to record amortization expense related to intangibles of $438 thousand for fiscal 2007, $326 thousand for fiscal 2008, $164 thousand for fiscal 2009, $113 thousand for fiscal 2010, $92 thousand for fiscal 2011 and an aggregate of $205 thousand for all years thereafter.

NOTE 11.  Mortgage Servicing Rights

          The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”), which are included in other assets, for the years ended September 30.  The aggregate fair value of capitalized MSRs at September 30, 2006 was $12.8 million and $12.2 million at September 30, 2005.

	September 30,

	2006	2005

Balance at beginning of year	$12,209	$11,938
Capitalized mortgage servicing rights	1,938	2,028
Amortization	(1,865)	(2,144)
Change in valuation allowance	561	387

Balance at end of year	$12,843	$12,209

          The valuation allowance for capitalized MSRs totaled $792 thousand at September 30, 2006 and $1.4 million at September 30, 2005.  We recorded a $561 thousand recovery for fiscal 2006 and $387 thousand recovery for fiscal 2005 from the valuation of MSRs.
          The estimated amortization expense for mortgage servicing rights for the years ended September 30 is as follows: $1.7 million for 2007, $1.7 million for 2008, $1.6 million for 2009, $1.5 million for 2010, $1.3 million for 2011 and $5.8 million thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.
           We adopted SFAS No.156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156”) on October 1, 2006.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 12.  Real Estate and Other Assets Acquired in Settlement of Loans

          Our real estate and other assets acquired in settlement of loans are summarized as follows:

	September 30,

	2006	2005

Real estate acquired in settlement of loans	$1,145	$389
Other assets acquired in settlement of loans	775	1,366

Total	$1,920	$1,755

          Real estate operations (included in other income) are summarized as follows:

	Years Ended September 30,

	2006	2005	2004

Gain (loss) on sale of real estate	$36	$147	$(5)
Provision charged as a write-down to real estate	(56)	(49)	(314)
Expenses	(592)	(771)	(775)
Rental income	5

Total	$(607)	$(673)	$(1,094)

NOTE 13.  Deposit Accounts

          The deposit balances and related rates were as follows:

	September 30,

	2006		2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Non-interest-bearing demand accounts	$212,300		$216,946
NOW accounts	262,405	0.36%	303,286	0.41%
Statement and other accounts	148,752	0.55	169,703	0.55
Money market accounts	373,675	3.72	255,486	2.05

	997,132	1.57	945,421	0.78

Certificate accounts:
Fixed-rate	801,848	4.42	696,896	3.46
Variable-rate	24,048	5.00	14,755	3.53

	825,896	4.44	711,651	3.46

Total	$1,823,028	2.87%	$1,657,072	1.93%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          Scheduled maturities of certificate accounts were as follows:

	September 30,

	2006	2005

Within one year	$597,375	$362,375
Over one to two years	146,248	163,184
Over two to three years	28,879	123,317
Over three to four years	22,761	21,527
Over four to five years	29,533	38,585
Thereafter	1,100	2,663

Total	$825,896	$711,651

          We have pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $93 million at September 30, 2006 and $107 million at September 30, 2005, to secure deposits by various entities.
          Time deposits with balances equal to or exceeding $100 thousand totaled $303.2 million at September 30, 2006 and $271.9 million at September 30, 2005.

NOTE 14.  Advances From Federal Home Loan Bank

          Advances from the FHLB of Atlanta consisted of the following:

	September 30,

	2006		2005

Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate

One year	$140,000	4.74%	$152,000	3.88%
Two years			50,000	3.71
Three years			25,000	3.46
Four years	125,000	6.31
Five years			125,000	6.31
Eight years	25,000	3.51
Nine years	50,000	3.41	25,000	3.51
Ten years	125,000	4.04	75,000	3.30

Total	$465,000	4.76%	$452,000	4.39%

          As collateral for our advances, we have pledged, in the form of blanket liens, eligible single-family loans, home equity lines of credit and second mortgages, in the amount of $989.5 million as of September 30, 2006. At September 30, 2005, as collateral for our advances, we have pledged, in the form of blanket liens, eligible single-family loans, multi-family dwelling units, home equity lines of credit and second mortgages, in the amount of $1.01 billion as collateral for its advances.  In addition, all of our FHLB stock is pledged as of September 30, 2006.  Advances are subject to prepayment penalties.  Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $175 million callable in fiscal 2007, with a weighted average rate of 4.88% and $100 million callable in fiscal 2008, with a weighted average rate of 3.74%.  During fiscal 2006, the FHLB exercised the call provisions on a $25 million advance with a rate of 3.46% and a second $25 million advance with a rate of 4.55%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 15.  Other Short-term Borrowings

          Borrowings and their related weighted average interest rates were:

	September 30,

	2006		2005

	Balance	Rate	Balance	Rate

Securities sold under agreements to repurchase	$68,755	5.32%	$128,837	3.83%
Other borrowings	821	2.69	826	2.78

	$69,576	5.29%	$129,663	3.83%

          Securities sold under agreements to repurchase are agreements in which we acquire funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.
          Other borrowings consist of notes payable by our subsidiaries.  One subsidiary has multiple notes payable to a South Carolina non-profit organization with balances totaling $812 thousand at September 30, 2006.  Repayment terms are based on cash flows of the underlying project. The remaining $9 thousand represents a subsidiary’s loan secured by property and equipment with another bank at September 30, 2006.

NOTE 16.  Debt Associated With Trust Preferred Securities

          On March 19, 2004, First Financial Capital Trust I (“the Capital Trust I”), a wholly owned subsidiary of the Company as of that date, issued and sold $45 million aggregate liquidation amount of 7.0% capital securities, Series A (liquidation amount $1,000 per capital security) of the Capital Trust I, referred to as the capital securities.
          The Capital Trust I is a statutory business trust created for the purposes of: issuing and selling the capital securities; using the proceeds from the sale of the capital securities and common securities to acquire $46.4 million of junior subordinated deferrable interest debt securities, referred to as the junior subordinated debt securities, issued by the Company; and engaging in only those other activities necessary, advisable or incidental to the above.  The junior subordinated debt securities will be the sole assets of the Capital Trust I, and payments under the junior subordinated debt securities will be the sole revenues of the Trust.  The Company owns all of the common securities of the Trust.  The Company’s obligations under the junior subordinated debt securities are unsecured and subordinated to payment of the Company’s senior and subordinated debt.
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
          Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $1.5 million at September 30, 2006 and $1.6 million at September 30, 2005 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $53.3 thousand for fiscal 2006 and $54.3 thousand for fiscal 2005. See Footnote 1, Accounting for Variable Interest Entities, for discussion on deconsolidation.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 17.  Income Taxes

          Income tax expense attributable to continuing operations is comprised of the following:

Years Ended September 30,	Federal	State	Total

2006
Current	$16,889	$213	$17,102
Deferred	(2,067)	186	(1,881)

Total	$14,822	$399	$15,221

2005
Current	$5,159	$239	$5,398
Deferred	9,221	(19)	9,202

Total	$14,380	$220	$14,600

2004
Current	$14,261	$134	$14,395
Deferred	(655)	44	(611)

Total	$13,606	$178	$13,784

          A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Years Ended September 30,

	2006	2005	2004

Expected federal income tax expense	$14,998	$14,289	$13,418
Increases (reductions) in income taxes resulting from:
Tax exempt income	(64)	(90)	(75)
Change in state tax valuation allowance			(974)
South Carolina income tax expense, net of federal income tax effect	260	143	1,090
Other, net	27	258	325

Total	$15,221	$14,600	$13,784

Effective tax rate	35.5%	35.8%	36.0%

          As a result of tax legislation in the Small Business Job Protection Act of 1996, Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1.5 million over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method.  This legislation allows First Federal to defer recapture of this amount for the 1998 and 1997 tax years provided the “residential loan requirement” is met for both years.  First Federal met this requirement for the year ending September 30, 1998, suspending the six-year recapture for the 1997 tax year.  First Federal has recorded the related deferred tax liability in other liabilities.
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

	September 30,

	2006	2005

Deferred tax assets:
Loan loss allowances deferred for tax purposes	$5,687	$5,487
Expenses deducted under economic performance rules	478	988
Net operating loss carryforward	129	148
Post retirement benefits	373	344
Unrealized loss on securities available for sale	1,842	2,058
Other	1,282	1,255

Total gross deferred tax assets	9,791	10,280

Deferred tax liabilities:
FHLB stock dividends deferred for tax purposes	1,704	1,704
Loan fee income adjustments for tax purposes	3,210	2,977
Expenses deducted under economic performance rules	732	750
Excess carrying value of assets acquired for financial reporting purposes over tax basis	7,858	7,371
Book over tax basis on intangibles	1,246	1,072
Book over tax basis in subsidiary	8,883	11,880
Other	225	258

Total gross deferred tax liabilities	23,858	26,012

Net deferred liability (included in other liabilities)	$(14,067)	$(15,732)

          A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related current period tax expense of $215 thousand has been recorded directly to stockholders’ equity.  The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $1.9 million.
          Under SFAS No. 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards.  A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods.  Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.  There was no valuation allowance for deferred tax assets as of September 30, 2006 and 2005. It is management’s belief that realization of the deferred tax asset is more likely than not.
          The consolidated financial statements at September 30, 2006 and 2005 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

NOTE 18.  Share-Based Payment Arrangements

          At September 30, 2006, we had several share-based payment plans for employees, which are described below.  Prior to October 1, 2005, we had elected to continue using the fair value method of valuation as presented under Accounting Principles Board (“APB”) Opinion 25.  Effective October 1, 2005, we adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the twelve months ended September 30, 2006 was $829 thousand. The amount of related income tax benefit recognized in income during the twelve months ended September 30, 2006 was $131 thousand resulting in a $698 thousand reduction in net income.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Employee Share Option Plans

          Our 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allow for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc.’s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they have been awarded based on previous service to the Company.  Share options may be granted with varying contractual terms but the maximum is a ten year term. Share options granted under the Plans that remain outstanding totaled 743,349 at September 30, 2006.  The 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 618,605 shares available for grant at September 30, 2006. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans).
          The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan  (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of our common stock on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans.  Share options granted under the Director Plans that remain outstanding totaled 120,022 at September 30, 2006. The 2004 Stock Option-for-Fees Plan has 147,171 shares available for grant at September 30, 2006.  The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans).
          Compensation cost is measured using the fair value method for employee awards.  The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatility of our common shares. The expected term of stock options granted differs for certain groups of employees exhibiting different post-vesting behaviors. For share options under the Plans, we are basing the expected term on the simplified method which is the simple average between contractual term and vesting period.  For share options under the Director Plans, the expected term is based on the term of each option which is also the date that the related deferred compensation is payable per election of individual directors.  The risk-free rate is based on the expected term of share options and the applicable U.S. Treasury yield curve in effect at the time of grant.
          A summary of the assumptions used to determine the fair value of options granted during the twelve months ended September 30, 2006 is presented below:

September 30, 2006

Expected volatility	29.4% - 37.5%
Weighted-average volatility	32.6%
Expected dividends	2.85%
Expected term (years)	1.1 - 7
Risk-free rate	3.9% - 4.9%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          A summary of stock option activity under the Plans and Director Plans as of September 30, 2006 and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value ($000)

Outstanding at October 1, 2005	938,442	23.72
Granted	100,608	29.32
Exercised	(146,784)	17.46
Forfeited or expired	(28,895)	27.85

Outstanding at September 30, 2006	863,371	25.30	4.42	6,973

Exercisable at September 30, 2006	693,773	24.26	4.66	6,180

          Stock options outstanding and exercisable as of September 30, 2006, are as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices Low/High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Weighted- Average Exercise Price	Number of Option Shares Outstanding	Weighted- Average Exercise Price

$9.75 / $13.63	47,837	2.33	$12.11	47,837	$12.11
$14.00 / $16.88	45,310	3.60	14.56	45,310	14.56
$17.00 / $19.25	111,368	2.36	18.35	111,368	18.35
$20.77 / $23.90	170,302	4.67	23.22	145,110	23.25
$24.55 / $28.50	153,968	4.38	25.99	124,138	25.61
$29.35 / $32.30	334,586	5.40	31.69	220,010	31.80

	863,371	4.42	$25.30	693,773	$24.26

          The weighted-average grant-date fair value of share options granted during the twelve months ended September 30, 2006 was $7.15. The total intrinsic value of share options exercised during the twelve months ended September 30, 2006 was $2.12 million.
          As of September 30, 2006, there was $872 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total original fair-value of shares vested during the twelve months ended September 30, 2006 was$451 thousand.  The total compensation costs recognized during the twelve months ended September 30, 2006 was $829 thousand as the cost is recognized over the service period on a straight line basis.
          The 2004 Employee Stock Purchase Plan, which was approved by shareholders, allows employees to purchase our stock at a discounted price.  Purchases are made subject to various guidelines which allow the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.  Certain provisions of the 2004 Employee Stock Purchase Plan require it be compensatory under SFAS 123(R).  A total of 3,014 shares were issued to employees at a discounted price during the quarter ended December 30, 2005.  During the quarter ended December 30, 2005, the Board of Directors suspended this plan, effective January 1, 2006.
          Cash received from share option exercises totaled $2.7 million during the twelve months ended September 30, 2006.  The actual tax benefit realized for the tax deductions from option exercises totaled $223 thousand for the twelve months ended September 30, 2006.  We issue shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Performance Equity Plan for Non-Employee Directors

          On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the “Plan”). The purpose of the Plan is to provide non-employee directors with an opportunity to increase their equity interest in First Financial if First Financial and First Federal attain specific financial criteria. Performance targets for the 2005 year resulted in the awarding of 3,812 shares in the year 2006 to the directors serving First Financial and the subsidiaries. A maximum of 60,000 shares are reserved for issuance under the Plan. As of September 30, 2006, 56,188 shares were available for future issuance.
          Prior to the adoption of SFAS No. 123 (R) on October 1, 2005, which was the beginning of its fiscal period, we had used the intrinsic value method to account for employee share options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, as allowable under SFAS 123, “Accounting for Stock-Based Compensation.”  Our 2005 and 2004 financial statements included the following information for fiscal years ended September 30, 2005 and 2004:

Fiscal Years Ended September 30, 2005 and 2004

	2005	2004

Share-based payment compensation as reported	$—	$—
Pro-forma total share-based compensation as if SFAS No. 123R had been applied	$1,132	$879

          The weighted-average assumptions used for grants for the twelve months ended September 30, 2005 and 2004 were: dividend yield of 2.82% for 2005 and 2.76% for 2004, expected volatility of 37% for 2005 and 39% for 2004, average risk-free interest rate of 3.96% for 2005 and 3.39% for 2004, expected lives of 5 to 6 years and vesting periods ranging from one to five years. The weighted average fair value of options granted approximated $9.92 in 2005 and $10.22 in 2004.
          The information for the fiscal years ended September 30, 2005 and 2004 has been disclosed below, together with reported and pro-forma figures for net income and earnings per share, in accordance with SFAS 123 (as amended by SFAS 148).

Information as Reported in the Financial Statements for the Fiscal Years Ended September 30, 2005 and 2004:

	2005	2004

Net Income	$26,225	$24,554
Basic earnings per share	$2.14	$1.97
Diluted earnings per share	$2.09	$1.92
Share-based employee compensation cost, net of related tax effects	$—	$—

Information Calculated as if Fair Value Method Had Applied to All Awards for the Fiscal Years Ended September 30, 2005 and 2004:

	2005	2004

Share-based employee compensation cost, net of related tax effects	$1,132	$879
Pro-forma net income	$25,093	$23,675
Pro-forma basic earnings per share	$2.04	$1.90
Pro-forma diluted earnings per share	$2.00	$1.85

NOTE 19.  Benefit Plans

Sharing Thrift Plan

          We have established the Sharing Thrift Plan which includes a deferred compensation plan (under Section 401(k) of the Internal Revenue Code) for all full-time and certain part-time employees.  Prior to January 1, 2006, the deferrals were only Regular 401(k) deferrals. Beginning July 1, 2006, Roth 401(k) deferrals were also allowed under plan provisions. The Plan permits eligible participants to contribute up to limitations prescribed by law.  Part-time employees who work at least 1,000 hours in a calendar year may also contribute to the Plan.  We will match the employee’s contribution up to 5% of the employee’s salary based on the attainment of certain profit goals.  The Plan, under an annual election made by First Financial, also provides for a safe harbor contribution of 4%.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          Our matching contribution charged to expense was $1.5 million for the year ended September 30, 2006,  $1.3 million for the year ended September 30, 2005 and $1.4 million for the year ended September 30, 2004.
          The Sharing Thrift Plan provides that all employees who have completed a year of service with First Financial in which they have worked at least 1,000 hours are entitled to receive a Profit Sharing Contribution from 0% to 100% of 6% of their base pay dependent on the profitability of First Financial.  Employees become vested in Profit Sharing Contributions made to their accounts over a seven-year period or upon their earlier death, disability or retirement at age 65 or over.  Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds.  Expenses related to the Plan during 2006 totaled $1.5 million, 2005 totaled $1.4 million and 2004 totaled $2.1 million.

Other Postretirement Benefits

          In the past we sponsored postretirement benefit plans that provided health care, life insurance and other postretirement benefits to retired employees.  The health care plans generally include participant contributions, co-insurance provisions, limitations on our obligation and service-related eligibility requirements.  We pay these benefits as they are incurred.  Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.
          On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Financial Accounting Standards Board (FASB) issued a Staff Position, FAS 106-2, on May 9, 2004, which was effective for the first interim or annual reporting period beginning after June 15, 2004.  We adopted FAS 106-2 effective July 1, 2004. We have determined that the drug benefit under our postretirement benefit plan is actuarially equivalent to Medicare part D and that it will qualify for the subsidy starting in 2006. The impact was a reduction in our accumulated postretirement benefit obligation of $361 thousand.
          The combined change in benefit obligation, change in plan assets and funded status of our postretirement benefit plan and the amounts included in “other liabilities” on the Consolidated Financial Statements are shown below:

	September 30,

	2006	2005

Change in benefit obligation:
Benefit obligation at October 1	$1,758	$2,133
Interest cost	89	109
Plan participants’ contribution	7	10
Actuarial gains	(32)	(345)
Benefit payments	(173)	(149)
less: Medicare D Subsidy Receivable	18

Benefit obligation at September 30	$1,667	$1,758

Change in plan assets:
Fair value of plan assets at October 1	$—	$—
Employer contributions	166	139
Plan participants’ contributions	7	10
Benefit payments	(173)	(149)

Fair value of plan assets at September 30	$—	$—

Funded status:
As of end of year	$(1,667)	$(1,758)
Unrecognized transition obligation	220	258
Unrecognized net loss	473	552

Accrued postretirement benefit expense	$(974)	$(948)

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2006 by $159 thousand, the aggregate of service and interest cost by $9 thousand and as of September 30, 2005, increase the accumulated postretirement benefit obligation by $178 thousand and the aggregate of service and interest cost by $10 thousand.
          The combined postretirement benefit expense components for the plan are shown below:

	Years Ended September 30,

	2006	2005	2004

Interest Cost	$89	$109	$120
Amortization of transition obligation	85	96	98

Net postretirement expense	$174	$205	$218

          Assumptions used in computing the actuarial present value of our postretirement benefit obligation were as follows:

	Years ended September 30,

	2006	2005

Discount rate	5.75%	5.25%
Health care cost trend on covered charges
First year	7.00%	8.00%
Ultimate	5.00%	5.00%

          The estimated future benefit payments are as follows:

Fiscal year	September 30,

2007	$111
2008	118
2009	124
2010	129
2011	132
2012-2016	692

NOTE 20.  Commitments and Contingencies

Loan Commitments

          Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $60.6 million at September 30, 2006.  These were principally single-family loan commitments.  Outstanding undisbursed closed construction loans amounted to $78.1 million.  Other loan commitments totaled $405 thousand at September 30, 2006.
          Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.  Commitments generally have fixed expiration dates or other termination clauses.  The majority of the commitments will be funded within a 12 month period.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential or income producing commercial properties.
          We originate and service mortgage loans.  All of our loan sales have been without provision for recourse.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $345.7 million at September 30, 2006, $311.8 million at September 30, 2005 and $269.9 million at September 30, 2004.
          Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2006 was $2.8 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Derivative Instruments

          We have identified the following derivative instruments which were recorded on our balance sheet at September 30, 2006:  commitments to originate fixed rate residential loans held for sale and forward sales commitments thereon.
          We originate certain fixed rate residential loans with the intention of selling these loans.  Between the time that we enter into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments.  We believe that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”).  The commitments to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments.  They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans.  The commitments to originate fixed rate conforming loans totaled $12.7 million at September 30, 2006.  It is anticipated that 80% of these loans will close totaling $10.2 million.  The fair value of derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2006.

Lease Commitments

          We occupy office space and land under leases expiring on various dates through 2034.  Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2006

One year	$2,086
Two years	1,874
Three years	1,335
Four years	1,077
Five years	806
Thereafter	4,801

Total	$11,979

          Rental expenses under operating leases were $1.9 million for September 2006, $1.6 million for September 2005 and $1.6 million for September 2004.

NOTE 21.  Loan Sales

          First Federal had loan and participation sales of approximately $177.9 million during fiscal year ended September 30, 2006 and $214.1 million in fiscal year ended September 30, 2005 of which $85.9 million in fiscal 2006 and $117.7 million in fiscal 2005 were to the FHLB of Atlanta.
          First Federal transfers closed mortgage loans to the FHLB for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the FHLB and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the FHLB receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.
          The credit risk is shared between First Federal and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the Association’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of the Association’s credit enhancement obligation.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          Upon completion of a transfer of loans to the FHLB, First Federal recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance. First Federal recognizes at fair value its recourse obligation due to the credit enhancement obligation. When applying sales accounting treatment to the MPF sales, these respective fair values enter into First Federal’s gain or loss on the sales under SFAS 140. Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods. As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established. To date, First Federal has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above. Any losses to date have been immaterial and were out of the FLA.
          Servicing of the loans sold to the FHLB is also retained by First Federal and is appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage and Greenpoint.

Note 22.  Stockholders’ Equity, Dividend Restrictions and Other Regulatory Matters

          Our ability to pay dividends depends primarily on the ability of First Federal and our other subsidiaries to pay dividends to us.  First Federal is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on First Federal’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  First Federal’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
          Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined).  Management believes, as of September 30, 2006, that First Federal meets all capital adequacy requirements to which it is subject.
          As of September 30, 2006, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core (“leverage”) ratios as set forth in the table.  There are no conditions or events since that date that management believes have changed the institution’s category.
          First Federal’s actual capital amounts and ratios at September 30, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2006
Tangible capital (to Total Assets)	$187,559	7.17%	$39,163	1.50%
Core capital (to Total Assets)	187,559	7.17	104,625	4.00	$130,782	5.00%
Tier I capital (to Risk-based Assets)	187,559	9.76			113,714	6.00
Risk-based capital (to Risk-based Assets)	199,574	10.53	151,619	8.00	189,524	10.00

As of September 30, 2005
Tangible capital (to Total Assets)	$179,601	7.24%	$37,148	1.50%
Core capital (to Total Assets)	179,601	7.24	99,272	4.00	$124,090	5.00%
Tier I capital (to Risk-based Assets)	179,601	10.49			101,294	6.00
Risk-based capital (to Risk-based Assets)	191,328	11.33	135,058	8.00	168,823	10.00

          The Office of Thrift Supervision’s capital distribution regulations specify the conditions relative to an institution’s ability to pay dividends.  The regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100% of net income to date over the calendar year and 50% of surplus capital existing at the beginning of the calendar year without supervisory approval.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          We may not declare or pay a cash dividend on, or purchase, any of our common stock, if the effect thereof would cause the capital of First Federal to be reduced below the minimum regulatory capital requirements.
          Under Delaware law, we may declare and pay dividends on our common stock either out of our surplus, as defined under Delaware law, or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
          First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve. The required balance at September 30, 2006 was $9.9 million. The required balance at September 30, 2005 was $18.9 million.

NOTE 23.  Fair Value of Financial Instruments

          The following table sets forth the fair value of our financial instruments:

	September 30,

	2006		2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial instruments:
Assets:
Cash and cash equivalents	$124,998	$124,998	$123,579	$123,579
Investments available for sale	29,395	29,395	28,023	28,023
Investment in capital stock of FHLB	25,973	25,973	25,165	25,165
Mortgage-backed securities available for sale	296,493	296,493	341,533	341,533
Loans receivable, net	2,061,129	2,054,269	1,888,389	1,888,634
Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	997,132	997,132	945,421	945,421
Certificate accounts	825,896	821,431	711,651	707,327
Advances from FHLB	465,000	469,031	452,000	459,703
Other borrowings	69,576	69,339	129,663	129,533
Long-term debt	46,392	45,942	46,392	46,390

          Our financial instruments for which fair value approximates the carrying amount at September 30, 2006, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
          Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer.  Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.
          The fair value of performing loans, except single-family residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on our historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.  For performing single-family residential mortgage loans, fair value is derived from quoted market prices for securities backed by similar loans, adjusted for differences between the market for the securities and the loans being valued and an estimate of credit losses inherent in the portfolio.
          Under SFAS No. 107, the fair value of deposits with no stated maturity, such as regular savings accounts, checking and NOW accounts and money market accounts, is equal to the amount payable on demand.  The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining terms.  No value has been estimated for our long-term relationships with customers (commonly known as the core deposit intangible) since such intangible asset is not a financial instrument pursuant to the definitions contained in SFAS No. 107.  The fair values of FHLB advances are estimated based on current rates for borrowings with similar terms.
          Management uses its best judgment in estimating the fair value of non-traded financial instruments but there are inherent limitations in any estimation technique.  For example, liquid markets do not exist for many categories of loans we hold.  By definition, the function of a financial intermediary is, in large part, to provide liquidity where organized markets do not exist.  Therefore, the fair value estimates presented here are not necessarily indicative of the amounts which we could realize in a current transaction.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

          The information presented is based on pertinent information available to management as of September 30, 2006.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

NOTE 24.  Business Segments

          We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.
          First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.
          First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County and one office each in Columbia, South Carolina and Charlotte, North Carolina, with revenues consisting principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers.  No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1.
          Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column.

Year Ended September 30, 2006

	Banking	Insurance Activities	Other	Total

Interest income	$150,504	$562	$274	$151,340
Interest expense	68,468	196	2,951	71,615
Net interest income	82,036	366	(2,677)	79,725
Provision for loan losses	4,650	45		4,695
Other income	30,861	225	2,286	33,372
Commissions on insurance and other agency income	247	20,674	(129)	20,792
Non-interest expenses	66,022	15,133	4,713	85,868
Amortization of intangibles		476		476
Income tax expense	14,906	2,020	(1,705)	15,221

Net income	$27,566	$3,591	$(3,528)	$27,629

September 30, 2006
Total assets	$2,610,837	$43,770	$3,521	$2,658,128
Loans	$2,056,020	$5,109		$2,061,129
Deposits	$1,831,555		$(8,527)	$1,823,028

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Year Ended September 30, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$130,162	$391	$223	$130,776
Interest expense	51,150	97	3,071	54,318
Net interest income	79,012	294	(2,848)	76,458
Provision for loan losses	4,810	16		4,826
Other income	26,726	142	2,365	29,233
Commissions on insurance and other agency income	441	19,696	(125)	20,012
Non-interest expenses	61,842	14,044	3,682	79,568
Amortization of intangibles		484		484
Income tax expense	14,103	2,012	(1,515)	14,600

Net income	$25,424	$3,576	$(2,775)	$26,225

September 30, 2005
Total assets	$2,476,510	$39,385	$6,510	$2,522,405

Year Ended September 30, 2004

	Banking	Insurance Activities	Other	Total

Interest income	$126,230	$215	$148	$126,593
Interest expense	47,960	46	1,985	49,991
Net interest income	78,270	169	(1,837)	76,602
Provision for loan losses	5,675			5,675
Other income	22,437	184	2,040	24,661
Commissions on insurance and other agency income	353	17,277	(116)	17,514
Non-interest expenses	57,622	13,209	3,477	74,308
Amortization of intangibles		456		456
Income tax expense	13,577	1,428	(1,221)	13,784

Net income	$24,186	$2,537	$(2,169)	$24,554

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 25.  First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

          At fiscal year end, our principal asset was our investment in our subsidiaries, and our principal source of income was dividends and equity in undistributed earnings from our subsidiaries.  The following is our condensed financial information.

Statements of Financial Condition

	September 30,

	2006	2005

Assets
Cash and cash equivalents	$416	$1,102
Investments available for sale	7,421	5,218
Mortgage-backed securities available for sale, at fair value	46	57
Office properties and equipment, net	45	78
Investment in subsidiaries	215,146	206,108
Advances to / receivables from subsidiaries	5,014	3,591
Other	3,352	3,248

Total assets	$231,440	$219,402

Liabilities and Stockholders’ Equity
Accrued expenses	$1,283	$1,881
Long-term debt	46,392	46,392
Stockholders’ equity	183,765	171,129

Total liabilities and stockholders’ equity	$231,440	$219,402

	Years Ended September 30,

	2006	2005	2004

Income
Increase (decrease) of equity in undistributed earnings of subsidiaries	$8,932	$8,784	$9,512
Dividend income	22,400	20,500	17,400
Interest income	430	279	136
Other income	327	287	256

Total income	32,089	29,850	27,304

Expenses
Interest expense	3,150	3,150	1,987
Salaries and employee benefits	2,096	1,227	1,203
Stockholder relations and other	1,036	983	898

Total expense	6,282	5,360	4,088

Net income before tax	25,807	24,490	23,216
Income tax benefit	(1,822)	(1,735)	(1,338)

Net income	$27,629	$26,225	$24,554

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Statements of Cash Flows

	Years Ended September 30,

	2006	2005	2004

Operating Activities
Net income	$27,629	$26,225	$24,554
Adjustments to reconcile net income to net cash provided by operating activities
Increase of equity in undistributed earnings of subsidiaries	(8,932)	(8,784)	(9,512)
Depreciation	33	20
Amortization of unearned premiums on investments, net		10
Amortization of issuance cost, trust preferred	53	54
Stock option compensation expense	829
Tax benefit resulting from stock options	37	81	81
Decrease (increase) in other assets	409	(264)	(2,113)
(Decrease) increase in accrued expenses	(635)	538	(487)

Net cash provided by operating activities	19,423	17,880	12,523

Investing Activities
Repayments on mortgage-backed securities	11	27	29
Net (purchase) sale of investments available for sale	(2,184)	4,725	(7,975)
Purchase of equipment		(98)
Increase in line of credit to affiliate	(1,775)	(2,765)
Equity investment in subsidiary			(6,175)

Net cash (used by) provided by investing activities	(3,948)	1,889	(14,121)

Financing Activities
Net decrease in other borrowings			(24,075)
Increase in long-term debt			46,392
Costs associated with long-term debt		(26)	(1,392)
Proceeds from exercise of stock options	2,876	3,087	3,279
Tax benefit resulting from stock options	37	81	81
Dividends paid	(11,540)	(11,300)	(10,990)
Treasury stock purchased	(7,534)	(10,697)	(12,961)

Net cash (used in) provided by financing activities	(16,161)	(18,855)	334

Net (decrease) increase in cash and cash equivalents	(686)	914	(1,264)
Cash and cash equivalents at beginning of period	1,102	188	1,452

Cash and cash equivalents at end of period	$416	$1,102	$188

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,150	$3,150	$1,987
Income taxes	15,285	6,455	13,695
Unrealized net gain (loss) on securities available for sale, net of income tax	19		(2)

NOTE 26.  Dividend Reinvestment and Direct Purchase Plan

          We have a dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market.  At September 30, 2006, 627,298 shares had been purchased or transferred to the Plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

NOTE 27.  Quarterly Results (Unaudited):

          Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2006
Total interest income	$35,235	$36,783	$38,652	$40,670	$151,340
Net interest income	19,412	19,426	20,239	20,648	79,725
Provision for loan losses	900	1,309	1,413	1,073	4,695
Income before income taxes	9,488	11,496	11,128	10,738	42,850
Net income	6,123	7,409	7,179	6,918	27,629
Earnings per common share:
Basic	$0.51	$0.62	$0.60	$0.58	$2.30
Diluted	0.50	0.61	0.59	0.57	2.27
2005
Total interest income	$31,981	$31,912	$33,051	$33,832	$130,776
Net interest income	19,146	18,932	19,266	19,114	76,458
Provision for loan losses	1,300	1,300	1,010	1,216	4,826
Income before income taxes	9,246	11,057	9,496	11,026	40,825
Net income	5,913	7,047	6,158	7,107	26,225
Earnings per common share:
Basic	$0.48	$0.57	$0.50	$0.58	$2.14
Diluted	0.47	0.56	0.49	0.57	2.09

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          We have not, within the 24 months before the date of the most recent financial statements, changed our accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods in the Securities Exchange Commission rules and forms.

          The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under Item 8. Financial Statements and Supplementary Data.”

          During the Company’s fourth quarter of fiscal 2006, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

ITEM 9B.  OTHER INFORMATION

          There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item contained under the section captioned “Proposal I—Election of Directors” in the Company’s definitive proxy statement for its annual meeting of stockholders to be held in January 2007, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

          Executive Officers.  For Information concerning the Company’s executive officers, see Part 1 Item 1 - Business – Executive Officers of the Registrant.

          Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Ronnie M. Givens (Chairman), Paul G. Campbell, Jr., Thomas J. Johnson, D. Kent Sharples and Henry M. Swink.  The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements.  Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

          The Board of Directors has determined that Ronnie M. Givens qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Mr. Givens as the Audit Committee financial expert. Director Givens is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

          Code of Ethics.  The Company has adopted a “Code of Business Conduct and Ethics”, applicable to corporate and affiliate directors, officers and employees, including special ethical obligations of senior financial officers.  A copy may be obtained at the Company’s internet website: www.firstfinancialholdings.com.

          Compliance with Insider Reporting.  The information contained under the section captioned “Compliance with Section 16(a) of the Exchange Act” is included in the Company’s Proxy Statement and is incorporated in this document by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item contained under the Section captioned  “Proposal I - Election of Directors” in the Proxy Statement is incorporated in this document by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

          The information required by this item is incorporated by reference to the Section captioned “Management Remuneration - Equity Compensation Plan Information” of the Proxy Statement.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

(b)	Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Sections captioned “Proposal I - Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Changes in Control

We are not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated in this document by reference to the Section captioned “Proposal I  - Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated in this document by reference to the Section captioned “Audit Committee Matters – Auditing and Related Fees” of the Proxy Statement.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm - see Item 8 for reference.

All other schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2.	Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

3.4	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.7	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.8	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.9	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 29, 2004

3.10	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

3.11	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Exhibit No.	Description of Exhibit	Location

4

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

N/A

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 19, 2006.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

Exhibit No.	Description of Exhibit	Location

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C.  29423-8068

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005 and 2004

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: December 14, 2006	By:	/s/ A. Thomas Hood

A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ James C. Murray

	A. Thomas Hood		James C. Murray
	Director (Principal Executive Officer)		Director

Date:	December 14, 2006	Date:	December 14, 2006

By:	/s/ Susan E. Baham	By:	/s/ Paul G. Campbell, Jr.

	Susan E. Baham		Paul G. Campbell, Jr.
	Executive Vice President		Director
(Principal Financial and Accounting Officer)

Date:	December 14, 2006	Date:	December 14, 2006

By:	/s/ Paula Harper Bethea	By:	/s/ Thomas J. Johnson

	Paula Harper Bethea		Thomas J. Johnson
	Director		Director

Date:	December 14, 2006	Date:	December 14, 2006

By:	/s/ Ronnie M. Givens	By:	/s/ D. Kent Sharples

	Ronnie M. Givens		D. Kent Sharples
	Director		Director

Date:	December 14, 2006	Date:	December 14, 2006

By:	/s/ James L. Rowe	By:	/s/ Henry M. Swink

	James L. Rowe		Henry M. Swink
	Director		Director

Date:	December 14, 2006	Date:	December 14, 2006