Form 10-Q
period 2006-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2007-02-09
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

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

Class Common Stock	Outstanding Shares at January 31, 2007

$.01 Par Value	12,067,930

FIRST FINANCIAL HOLDINGS, INC.

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	December 31, 2006	September 30, 2006

ASSETS
Cash and cash equivalents	$106,294	$124,998
Investments available for sale, at fair value	27,898	29,395
Investments held to maturity	900
Investment in capital stock of FHLB	26,423	25,973
Mortgage-backed securities available for sale, at fair value	290,148	296,493
Loans receivable, net of allowance of $14,639 and $14,615	2,071,507	2,056,151
Loans held for sale	5,904	4,978
Accrued interest receivable	11,219	10,574
Office properties and equipment, net	60,429	56,080
Real estate and other assets acquired in settlement of loans	2,005	1,920
Goodwill, net	21,568	21,368
Intangible assets, net	1,226	1,338
Residential mortgage servicing rights (fair value at December 31, 2006, and lower of cost or market at September 30, 2006)	12,755	12,843
Other assets	16,752	16,017

Total assets	$2,655,028	$2,658,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$199,379	$212,300
Interest -bearing	1,620,425	1,610,728

Total deposits	1,819,804	1,823,028
Advances from FHLB	475,000	465,000
Other short-term borrowings	66,604	69,576
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	1,653	5,741
Outstanding checks	13,038	14,463
Accounts payable and other liabilities	44,557	50,163

Total liabilities	2,467,048	2,474,363

Stockholders’ equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,473,102 and 16,418,384 shares at December 31, 2006 and September 30, 2006, respectively	165	164
Additional paid-in capital	53,426	52,039
Retained income, substantially restricted	223,520	220,689
Accumulated other comprehensive loss, net of income taxes	(2,457)	(2,893)
Treasury stock at cost, 4,408,520 and 4,396,972 shares at December 31, 2006 and September 30, 2006, respectively	(86,674)	(86,234)

Total stockholders’ equity	187,980	183,765

Total liabilities and stockholders’ equity	$2,655,028	$2,658,128

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended December 31,

	2006	2005

INTEREST INCOME
Interest and fees on loans	$37,074	$31,091
Interest on mortgage-backed securities	3,135	3,380
Interest and dividends on investments	868	670
Other	108	94

Total interest income	41,185	35,235

INTEREST EXPENSE
Interest on deposits	13,454	8,547
Interest on borrowed money	7,029	7,276

Total interest expense	20,483	15,823

NET INTEREST INCOME	20,702	19,412
Provision for loan losses	789	900

Net interest income after provision for loan losses	19,913	18,512

OTHER INCOME
Net gain on sale of loans	374	737
Brokerage fees	607	505
Commissions on insurance	3,930	3,892
Other agency income	247	268
Service charges and fees on deposit accounts	4,203	4,759
Loan servicing operations, net	913	882
Gains on disposition of assets	56	22
Other	1,800	1,451

Total other income	12,130	12,516

NON-INTEREST EXPENSE
Salaries and employee benefits	15,173	13,667
Occupancy costs	1,655	1,341
Marketing	427	465
Depreciation, rental and maintenance of equipment	1,261	1,239
Amortization of intangibles	112	117
Other	4,413	4,711

Total non-interest expense	23,041	21,540

Income before income taxes	9,002	9,488
Income tax expense	3,159	3,365

NET INCOME	$5,843	$6,123

NET INCOME PER COMMON SHARE BASIC	$0.49	$0.51

NET INCOME PER COMMON SHARE DILUTED	$0.48	$0.50

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				6,123				6,123
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $329					(517)			(517)

Total comprehensive income								5,606
Common stock issued pursuant to stock option and employee benefit plans	34		773					773
Stock option tax benefit			31					31
Cash dividends ($.24 per share)				(2,889)				(2,889)
Treasury stock purchased						130	(3,841)	(3,841)

Balance at December 31, 2005	16,299	$163	$49,102	$207,834	$(3,749)	4,279	$(82,541)	$170,809

	Common Stock		Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				5,843				5,843
Other comprehensive loss:
Unrealized net gain on securities available for sale, net of tax of $277					436			436

Total comprehensive income								6,279
Common stock issued pursuant to stock option and employee benefit plans	55	1	1,351					1,352
Stock option tax benefit			36					36
Cash dividends ($.25 per share)				(3,012)				(3,012)
Treasury stock purchased						12	(440)	(440)

Balance at December 31, 2006	16,473	$165	$53,426	$223,520	$(2,457)	4,409	$(86,674)	$187,980

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,843	$6,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,297	1,217
Amortization of intangibles	112	117
Gain on sale of loans, net	(374)	(737)
Gain on sale of property and equipment, net	(56)	(22)
Loss on sale of real estate owned, net	35
Stock option compensation expense	154	160
Tax benefit resulting from stock options	36	31
Amortization of unearned discounts/premiums on investments, net	136	401
Decrease in deferred loan fees and discounts	(81)	(39)
Increase in receivables and other assets	(1,415)	360
Provision for loan losses	789	900
Write down of real estate and other assets acquired in settlement of loans	11	180
Proceeds from sales of loans held for sale	33,801	52,981
Capitalized mortgage servicing rights	(356)	(540)
Decrease in fair value of mortgage servicing rights	443
Impairment recovery from write-down of mortgage servicing rights		(424)
Origination of loans held for sale	(34,353)	(50,896)
Decrease in accounts payable and other liabilities	(7,308)	(6,584)

Net cash (used) provided by operating activities	(1,286)	3,228

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	7,000	3,000
Proceeds from sales of investment securities available for sale	1,370	4,050
Net purchases of investment securities held to maturity	(900)
Net purchases of investment securities available for sale	(6,875)	(6,023)
Purchase of FHLB stock	(450)	(1,170)
Increase in loans, net	(17,308)	(46,560)
Repayments on mortgage-backed securities available for sale	16,658	30,064
Purchase of mortgage-backed securities available for sale	(9,734)	(29,932)
Proceeds from the sales of real estate owned	1,113	754
Acquisition of goodwill and intangibles, net	(200)	(15)
Net purchase of office properties and equipment	(5,590)	(1,945)

Net cash used in investing activities	(14,916)	(47,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checking, passbook and money market fund accounts	(17,200)	(3,562)
Net increase in certificates of deposit	13,976	37,662
Net proceeds of FHLB advances	10,000	20,000
Net (decrease) increase in securities sold under agreements to repurchase	(2,151)	1,754
Net decrease in other borrowings	(821)	(1)
Decrease in advances by borrowers for taxes and insurance	(4,088)	(4,664)
Proceeds from the exercise of stock options	1,198	582
Tax benefit resulting from stock options	36	31
Dividends paid	(3,012)	(2,889)
Treasury stock purchased	(440)	(3,841)

Net cash (used) provided by financing activities	(2,502)	45,072

Net (decrease) increase in cash and cash equivalents	(18,704)	523
Cash and cash equivalents at beginning of period	124,998	123,579

Cash and cash equivalents at end of period	$106,294	$124,102

Supplemental disclosures:
Cash paid during the period for:
Interest	$22,892	$17,078
Income taxes	602	338
Loans foreclosed	1,332	1,297
Unrealized net gain (loss) on securities available for sale, net of income tax	436	(517)

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

General

          The significant accounting policies followed by First Financial Holdings, Inc. (the Company, which may be referred to as First Financial, we, us or our) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. The information contained in the footnotes included in our Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. Certain fiscal 2006 amounts have been reclassified to conform to the statement presentations for fiscal 2007. The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc,  our wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

          Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (VIEs) where the company is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

          The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected in future periods.

Controlling Financial Interest

          We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal. North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. Our wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which we are not the primary beneficiary. Accordingly, the accounts of this entity are not included in our consolidated financial statements.

Commission Revenue Recognition

          First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions are recognized as revenue when received. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relates to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commissions are deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

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

          We may package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”). We receive 100% of the securities backed by the mortgage loans, which are federal agency guaranteed. The securitizations are not accounted for as sales transactions. The mortgage-backed securities are classified as available-for-sale on our books and subsequently, if sold, the gain or loss on the sale of these securities is reported as a gain or loss on the sale of investments and mortgage-backed securities.

Accounting for Servicing of Financial Assets

          In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). We elected to adopt SFAS 156 effective October 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights. Adopting the fair value measurement method did not result in a cumulative-effect adjustment to retained earnings as the carrying value of the asset at adoption approximated fair value.  Additional information regarding mortgage servicing rights is disclosed in Note 8 of Notes to Consolidated Financial Statements.

NOTE 2.  Nature of Operations

          First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies.  First Federal has a total of 52 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4.  Share-Based Payment Arrangements

          At December 31, 2006 and 2005, we had several share-based payment plans for employees.   Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K.The total compensation cost of share-based payment plans during the three months ended December 31, 2006 was $155 thousand and $160 thousand for the three months ended December 31, 2005. The amount of related income tax benefit recognized in income during the three months ended December 31, 2006 was $24 thousand and $14 thousand for the three months ended December 31, 2005, resulting in a $131 thousand reduction in net income for the three months ended December 31, 2006 and $146 thousand for the three months ended December 31, 2005.

Employee Share Option Plans

          At the January 25, 2007 annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K except for the Performance Equity Plan for Non-Employee Directors will not be issued as all future shares will be issued from the 2007 EIP.

Performance Equity Plan for Non-Employee Directors

          See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors.

          A summary of stock option activity under the Employee Share Option Plans and Performance Equity Plan for Non-employee Directors as of December 31, 2006 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic value ($000)

Outstanding at October 1, 2006	863,371	25.30
Granted	46,409	32.83
Exercised	(54,718)	19.99
Forfeited or expired	(10,058)	26.85

Outstanding at December 31, 2006	845,004	25.97	4.35	11,864

Exercisable at December 31, 2006	670,780	24.69	4.51	10,420

          The weighted-average grant-date fair value of share options granted during the three months ended December 31, 2006 was $8.51 and for December 31, 2005 was $6.99. The total intrinsic value of share options exercised during the three months ended December 31, 2006 was $957.1 thousand and for December 31, 2005 was $476 thousand.

          As of December 31, 2006 and 2005, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years at December 31, 2006 and 3.9 years at December 31, 2005. The total original fair-value of shares vested during the three months ended December 31, 2006 was $270 thousand and $256 thousand at December 31, 2005.  The total compensation costs recognized during the three months ended December 31, 2006 was $155 thousand and $160 thousand at December 31, 2005, as the cost is recognized over the service period on a straight line basis.

NOTE 5.  Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the three months ended December 31, 2006 amounted to $6.3 million and for the three months ended December 31, 2005 amounted to $5.6 million.

          Our “other comprehensive income (loss)” for the three months ended December 31, 2006 and 2005 and “accumulated other comprehensive income (loss)” as of December 31, 2006 and 2005 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

          Other comprehensive income (loss) for the three months ended December 31, 2006 and 2005 follows (in thousands):

	Three Months Ended December 31,

	2006	2005

Unrealized holding gains (losses) arising during period, net of tax	$436	$(517)
Less: reclassification adjustment for realized losses net of tax

Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$436	$(517)

NOTE 6. Gross Unrealized  Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less than 12 Months			12 Months or Longer			Total

	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale December 31, 2006
U.S. Treasury	1	$3,009	$13	1	$298	$2	2	$3,307	$15
U.S. Government agency mortgage-backed securities	9	13,374	1	15	111,744	2,098	24	125,118	2,099
Collateral mortgage obligations	2	23,101	26	6	47,897	741	8	70,998	767
Other mortgage-backed securities				15	78,094	1,153	15	78,094	1,153
Municipal obligations	1	450	1				1	450	1
Corporate securities				3	3,187	236	3	3,187	236

Total temporarily impaired	13	$39,934	$41	40	$241,220	$4,230	53	$281,154	$4,271

Securities held to maturity
Municipal obligations	1	$900	$7				1	$900	$7

          At December 31, 2006, we had 53 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality.  We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

          We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7.  Intangible Assets

          Intangible assets, net of accumulated amortization, at December 31, 2006, September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	December 31, 2006	September 30, 2006	December 31, 2005

Goodwill	$21,568	$21,368	$21,229

Customer list	3,645	3,645	3,594
Less accumulated amortization	(2,419)	(2,307)	(1,947)

	1,226	1,338	1,647

Total	$22,794	$22,706	$22,876

	First Southeast Insurance Services, Inc.	Kimbrell Insurance Group, Inc.	Total

Balance, September 30, 2006	$15,722	$5,646	$21,368
Goodwill acquired during the period	200		200

Balance, December 31, 2006	$15,922	$5,646	$21,568

          Goodwill increased during the three months ended December 31, 2006 as a result of the purchase of the assets of Peoples Insurance Agency, Beaufort, South Carolina. It is anticipated that the majority of the purchase price will be classified as goodwill with a percentage allocated to intangibles. At December 31, 2006, this allocation had not been determined.

          Amortization of intangibles totaled $112 thousand for the three months ended December 31, 2006, $476 thousand for the fiscal year ended September 30, 2006 and $117 thousand for the three months ended December 31, 2005.

          We expect to record amortization expense related to intangibles of $326 thousand for fiscal year 2007, $326 thousand for fiscal year 2008, $164 thousand for fiscal 2009, $113 thousand for fiscal 2010, $92 thousand for fiscal 2011 and an aggregate of $205 thousand for all years thereafter.

NOTE 8.  Mortgage Servicing Rights

           Our portfolio of residential mortgages serviced for others was $966.2 million at December 31, 2006 and $952.0 million at December 31, 2005. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

          Prior to the adoption of SFAS 156, the initial carrying value of MSRs was amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest income as part of loan servicing operations, net. Upon adoption, we did not recognize a cumulative-effect accounting adjustment as the carrying value of the servicing assets approximated the fair value at the time of adoption of SFAS 156. Changes in fair value related to the MSRs, as well as $640 thousand of servicing and other related fees for the three months ended December 31, 2006 and $564 thousand for the three months ended December 31, 2005 are recorded in loan servicing operations, net. Changes in fair value of capitalized MSRs are as follows (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2006	2005

Balance at beginning of period	$12,843	$12,209
Additions
Servicing assets that resulted from transfers of financial assets	381	540
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(466)
Other changes	(3)
Amortization		(504)
Impairment recovery		424

Balance at end of period	$12,755	$12,669

          We determine fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. During the quarter ended December 31, 2006 we used no direct financial hedges and relied on production to mitigate prepayment and valuation risk. A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential Mortgage Servicing Rights For the period ended December 31, 2006

(dollars in thousands)
Fair Value of Residential Mortgage Servicing Rights	$12,755
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	96.4%
Adjustable-rate mortgage loans	3.6%
Total	100.0%
Constant Prepayment Rate (CPR)	8.03%
Weighted Average Portfolio Rate	5.89%
Discount rate	10.22%
Fair Market Value Change as assumptions change
.50	6.39%
.25	3.75%
Flat (Base Case)
(.25)	(4.44)%
(.50)	(10.44)%

NOTE 9.  Derivative Financial Instruments and Hedging

          We use derivatives as part of our interest rate management activities.  Prior to the implementation of SAB 105, we recognized a servicing value at the time the commitment was made.  After implementation, we recognize the servicing value when the loan is sold.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS Nos. 137, 138 and 149, establishes accounting and reporting standards for derivatives and hedging activities.  SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that qualify for hedge accounting under SFAS No. 133.  All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations.

          We have identified the following derivative instruments which were recorded on our balance sheet at December 31, 2006: commitments to originate fixed-rate and certain other residential loans held for sale and forward sales commitments.

          We originate certain fixed rate and adjustable-rate residential loans with the intention of selling these loans.  Between the time that we enter into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, we are subject to variability in market prices related to these commitments.  We believe that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage backed securities and loans (“forward sales commitments”). The commitments to originate fixed rate conforming loans totaled $16.9 million at December 31, 2006.  It is anticipated 80% of these loans will close totaling $13.5 million. The fair value of the $13.5 million is a liability of $88 thousand at December 31, 2006. The fair value of forward sales commitments of $14 million of “to be issued” mortgage-backed securities was an asset of $76 thousand at December 31, 2006.

NOTE 10.  Earnings Per Share

          Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended December 31,

	2006	2005

Weighted average number of common shares used in basic EPS	12,045,898	12,053,698
Effect of dilutive stock options	215,896	176,892

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	12,261,794	12,230,590

          For the three months ended December 31, 2006 there was 60,702 option shares as compared to December 31, 2005 when there were 237,855 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

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

          First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence, South Carolina and one office each in Columbia, South Carolina and Charlotte, North Carolina, with revenues consisting principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. (acquired in January 2004) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers.  No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1of our latest annual report on Form 10-K.

          Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended December 31, 2006

	Banking	Insurance Activities	Other	Total

Interest income	$40,937	$192	$56	$41,185
Interest expense	19,695	68	720	20,483
Net interest income	21,242	124	(664)	20,702
Provision for loan losses	775	14		789
Other income	7,369	78	506	7,953
Commissions on insurance and other agency income	84	4,126	(33)	4,177
Non-interest expenses	17,811	4,130	988	22,929
Amortization of intangibles		112		112
Income tax expense	3,552	26	(419)	3,159

Net income	$6,557	$46	$(760)	$5,843

December 31, 2006

Total assets	$2,610,176	$40,657	$4,195	$2,655,028
Loans	$2,073,213	$4,198		$2,077,411
Deposits	$1,825,828		$(6,024)	$1,819,804

Three months ended December 31, 2005

	Banking	Insurance Activities	Other	Total

Interest income	$35,101	$96	$38	$35,235
Interest expense	15,037	36	750	15,823
Net interest income	20,064	60	(712)	19,412
Provision for loan losses	900			900
Other income	7,908	69	379	8,356
Commissions on insurance and other agency income	108	4,083	(31)	4,160
Non-interest expenses	16,762	3,536	1,125	21,423
Amortization of intangibles		117		117
Income tax expense	3,658	201	(494)	3,365

Net income	$6,760	$358	$(995)	$6,123

December 31, 2005

Total assets	$2,523,772	$36,549	$6,010	$2,566,331
Loans	$1,928,661	$2,782		$1,931,443
Deposits	$1,694,943		$(3,771)	$1,691,172

NOTE 12.  Guarantees

          Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 was $3.3 million.

NOTE 13.  Commitments and Contingencies

          We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 14.   Loan Sales

          During the three months ended December 31, 2006, First Federal had loan sales of approximately $33.4 million and $52.2 million for the three months ended December 31, 2005, of which $11.5 million for December 31, 2006 and $32.0 million for December 31, 2005 were to the Federal Home Loan Bank of Atlanta (“FHLB”).

          We transfer closed mortgage loans to the FHLB for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the FHLB and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the FHLB receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.

          The credit risk is shared between First Federal and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the Association’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

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

          Prior to October 1, 2006, servicing of the loans sold to the FHLB were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156.  Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage and Greenpoint.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

          All of our electronic filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on our website, www.firstfinancialholdings.com, using the First Financial SEC Reports link on our home page.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

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

OVERVIEW

          First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are over $2.6 billion as of December 31, 2006.

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

FIRST QUARTER HIGHLIGHTS

          Net income for the quarter ended December 31, 2006 decreased 4.6% to $5.8 million from net income of $6.1 million in the comparable quarter in fiscal 2006. Basic earnings per common share decreased to $.49 per common share for the quarter ended December 31, 2006 compared to $.51 per common share for the quarter ended December 31, 2005.  On a diluted basis, earnings per common share decreased to $.48 from $.50 in the comparable period.

          Our net interest margin increased six basis points to 3.40% for the quarter ended December 31, 2006 from 3.34% for the comparable quarter ended December 31, 2005. Changes in the average balances of interest earning assets from the quarter ended December 31, 2005 to the current quarter ended December 31, 2006 included a $165.0 million increase in average loans while average mortgage-backed securities declined $49.5 million and other average earning assets increased by $690 thousand.

          On a linked quarter basis, the Company’s net interest margin increased this quarter by one basis point to 3.40% from 3.39% for the quarter ended September 30, 2006. Compared with the quarter ended September 30, 2006, the average yield on earning assets increased by 7 basis points to 6.75% while the average rate on costing liabilities increased by 9 basis points to 3.41%.

          Total non-interest income decreased $386 thousand in the quarter ended December 31, 2006 to $12.1 million compared with the quarter ended December 31, 2005. Net gain on sale of loans decreased $363 thousand, or 49.3%, to $374 thousand in the current quarter from $737 thousand in the comparable quarter in fiscal 2006.  Deposit account fees decreased $556 thousand, or 11.7%, to $4.2 million in the current quarter from $4.8 million in the comparable quarter in fiscal 2006.  The decrease in deposit fees during the current quarter is primarily attributable to the Company’s introduction of the courtesy overdraft protection program for new accounts in July 2005 which resulted in higher usage of the service during the first six months of the program and also higher write-off of fees. Other income increased by $349 thousand during the current quarter to $1.8 million, or 24.1%, from $1.5 million in the comparable quarter in fiscal 2006, mainly as a result of an increase in ATM and debit card fees of approximately $249 thousand and an increase in trust revenues of approximately $45 thousand.

          Total non-interest expenses increased by $1.5 million or 7.0% to $23.0 million for the quarter ended December 31, 2006 compared with the quarter ended December 31, 2005. Salaries and employee benefits increased by $1.5 million, attributable principally to staffing for in-store branch expansion, increased staffing from additional insurance operations acquired, annual staff merit increases in November 2006 and additional incentive payments in the first quarter.  Occupancy costs increased $314 thousand during the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. The increase was primarily attributable to expansion of the in-store program and also to major renovations of our operations center in Charleston, which has resulted in temporary relocation of staff to adjacent space, which normally is leased to tenants. The renovations are expected to be completed by the third quarter of fiscal 2007, at which time we expect to refurbish common areas of the adjacent building as well as implement parking improvements.  All other non-interest expense declined $319 thousand during the quarter ended December 31, 2006 as compared to the same period in fiscal 2006.

CRITICAL ACCOUNTING POLICIES

          Our accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10-K for September 30, 2006.  Of these significant accounting policies, we have determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

          Mortgage Servicing Rights

          On March 17, 2006, The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing Financial Assets, an amendment of SFAS No. 140.” This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.

          During the first quarter of fiscal 2007, we adopted SFAS No. 156 and recorded the majority of our Mortgage Servicing Rights (“MSR”) at fair value effective October 1, 2006. Upon adoption, there was no adjustment to retained earnings required. There were no financial hedges used to offset the change in MSRs during the quarter ended December 31, 2006. We are currently considering beginning a hedge program for MSRs.

          Prior to October 1, 2006 the loans originated and sold where the servicing rights had been retained, we allocated the cost of the loan and servicing right based on their relative fair values. MSR were amortized over the estimated period of the related net servicing income and were evaluated quarterly for impairment. Impairment occurred when the estimated fair value of the MSR fell below its carrying value.

OFF-BALANCE SHEET ARRANGEMENTS

          Our off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments.  Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit lines, and documentary letters of credit.  These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.  We provide these lending commitments to customers in the course of business. We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.

          For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At December 31, 2006, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $151.9 million. Unused business, personal and credit card lines, which totaled $340.2 million at December 31, 2006, are generally for short-term borrowings.

Derivatives.  In accordance with SFAS No. 133, we record derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 9 in the Notes to Consolidated Financial Statements.

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

          The components of net periodic benefit costs for the three months ended December 31, 2006 and 2005 are shown in the following table (in thousands):

	Other Postretirement Benefits Three months ended December 31,

	2006	2005

Interest Cost	$22	$22
Amortization of transition obligation	21	21

	$43	$43

          We previously disclosed in our financial statements for the year ended September 30, 2006, that we expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2007, net of $25 thousand in Medicare D Subsidy reimbursement. As of the three months ended December 31, 2006, $61 thousand of contributions had been contributed.

BALANCE SHEET ANALYSIS

          Total assets of First Financial decreased $3.1 million, or .12%, during the three months ended December 31, 2006. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at December 31, 2006 and September 30, 2006:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	September 30, 2006	Variance	% Change

	(Amounts in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents	$106,294	$124,998	$(18,704)	(14.96)%
Investments available for sale, at fair value	27,898	29,395	(1,497)	(5.09)
Investments held to maturity	900		900	100.00
Investment in capital stock of FHLB	26,423	25,973	450	1.73
Mortgage-backed securities available for sale, at fair value	290,148	296,493	(6,345)	(2.14)
Loans receivable, net of allowance of $14,639 and $14,155	2,071,507	2,056,151	15,356	0.75
Loans held for sale	5,904	4,978	926	18.60
Goodwill, net	21,568	21,368	200	0.94
Intangible assets, net	1,226	1,338	(112)	(8.37)
Residential mortgage servicing rights (fair value at December 31, 2006, and lower of cost or market at September 30, 2006)	12,755	12,843	(88)	(0.69)
Other assets	90,405	84,591	5,814	6.87

Total assets	$2,655,028	$2,658,128	$(3,100)	(0.12)%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$199,379	$212,300	$(12,921)	(6.09)%
Interest-bearing	1,620,425	1,610,728	9,697	0.60

Total deposits	1,819,804	1,823,028	(3,224)	(0.18)
Advances from Federal Home Loan Bank	475,000	465,000	10,000	2.15
Other short-term borrowings	66,604	69,576	(2,972)	(4.27)
Long-term debt	46,392	46,392
Other liabilities	59,248	70,367	(11,119)	(15.80)

Total liabilities	2,467,048	2,474,363	(7,315)	(0.30)%

Stockholders’ equity	187,980	183,765	4,215	2.29

Total liabilities and stockholders’ equity	$2,655,028	$2,658,128	$(3,100)	(0.12)%

Investment Securities and Mortgage-backed Securities

          Investments held to maturity and investment in capital stock of FHLB increased $1.4 million in the current three months ended December 31, 2006 while investments available for sale and mortgage-backed securities available for sale decreased $7.8 million during the same period. Purchases of investments available for sale, purchases of investments held to maturity and mortgage-backed securities available for sale totaled $17.5 million during the three months ended December 31, 2006. We sold $1.4 million of investments available for sale while $7.0 million of investments available for sale matured during the current quarter. During the three months ended December 31, 2006, there were no sales of mortgage-backed securities available for sale and repayments totaled $16.7 million. Net purchases of FHLB stock amounted to $450 thousand during the three months ended December 31, 2006.

Loans Receivable

          The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31, 2006	September 30, 2006	December 31, 2005

Real estate - residential mortgages (1-4 family)	$909,164	$910,497	$913,073
Real estate - residential construction	90,171	101,702	90,306
Commercial secured by real estate including multi-family	282,396	283,016	267,604
Commercial financial and agricultural	82,974	82,316	74,918
Land	219,349	206,858	154,587
Home equity loans	255,609	252,393	236,293
Mobile home loans	179,440	173,801	161,973
Credit cards	14,579	13,334	14,132
Other consumer loans	118,211	119,741	98,818

Total gross loans	2,151,893	2,143,658	2,011,704

Less:
Allowance for loan losses	14,639	14,615	14,167
Loans in process	61,052	69,043	67,086
Deferred loan costs and discounts on loans	(1,209)	(1,129)	(992)

	74,482	82,529	80,261

Total	$2,077,411	$2,061,129	$1,931,443

          Net loans increased $16.3 million during the three months ended December 31, 2006. The above chart shows a decline in residential mortgages during the first quarter of fiscal 2007.  Gross residential mortgage loans (1-4 family), including residential construction loans declined $12.9 million during the three months ended December 31, 2006. Nationally, as well as in our local markets, residential property sales have slowed and as a result our single-family loan origination activity has declined by 32.2%, or $29.7 million, in the quarter ended December 31, 2006 compared with the comparable quarter ended December 31, 2005. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended December 31, 2006 and during the first three months of fiscal 2007. We continue to place increased emphasis on the origination of commercial business and consumer loans.

          We have expanded our mobile home lending program to include the states of Alabama, Florida, Georgia and North Carolina. Our mobile home loan portfolio was 8.6% of the net loan portfolio at December 31, 2006 compared to 8.4% of the net loan portfolio at December 31, 2005.  Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.  The average coupon on the mobile home loan portfolio at December 31, 2006 was 9.57% and 9.62% at December 31, 2005.

Asset Quality

          The following table summarizes our problem assets for the periods indicated (amounts in thousands):

	December 31, 2006	September 30, 2006	December 31, 2005

Non-accrual loans	$3,796	$3,684	$6,200
Loans 90 days or more delinquent (1)	44	64	62
Real estate and other assets acquired in settlement of loans	2,005	1,920	2,118

Total	$5,845	$5,668	$8,380

As a percent of net loans and real estate owned	0.28%	0.27%	0.43%
As a percent of total assets	0.22%	0.21%	0.33%

(1) The Company continues to accrue interest on these loans.

          Problem assets increased $177 thousand during the three months ended December 31, 2006 from September 30, 2006.  The increase from September 30, 2006 was in non-accrual loans and real estate and other assets acquired in the settlement of loans.

          Our largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of our residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

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

          Following is a summary of the reserve for loan losses (in thousands):

	At and for the three months ended December 31,

	2006	2005

Balance at beginning of year	$14,615	$14,155
Provision charged to operations	789	900
Recoveries of loans previously charged-off	123	179
Loan losses charged to reserves	(888)	(1,067)

Balance at end of period	$14,639	$14,167

          Net charge-offs totaled $765 thousand in the current three months ended December 31, 2006 compared to $888 thousand in the comparable three months in fiscal 2006.  Consumer net charge-offs totaled $701 thousand in the current three months compared to $760 thousand in the comparable three months in fiscal 2006. Included in the consumer loan net charge-offs were $377 thousand in net losses on the mobile home loan portfolio during the three months ended December 31, 2006 and $488 thousand at December 31, 2005.  Real estate (residential and commercial) and commercial loan net charge-offs were $65 thousand in the current three months, compared to $127 thousand in the three months ended December 31, 2005.  Annualized net charge-offs as a percentage of average net loans decreased four basis points to .15% for the three months ended December 31, 2006 as compared to .19% for the three months ended December 31, 2005. The average net loss rate on the mobile home portfolio on an annualized basis was .86% for the three months ended December 31, 2006, declining from 1.22% for the three months ended December 31, 2005.  Excluding the mobile home loan portfolio, our annualized net charge-offs as a percentage of average net loans decreased from .09% for the three months ended December 31, 2005 to .08% for the recent three months ended December 31, 2006.

          Over recent years we have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

          Our impaired loans totaled $95 thousand at December 31, 2006, $0 at September 30, 2006 and $1.5 million at December 31, 2005.

Deposits and Borrowings

          First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2006		September 30, 2006		December 31, 2005

	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing checking accounts	$199,379	10.96%	$212,300	11.65%	$208,853	12.35%
Interest-bearing checking accounts	274,293	15.07	262,405	14.39	295,524	17.48
Statement and other accounts	142,232	7.82	148,752	8.16	161,252	9.53
Money market accounts	364,028	20.00	373,675	20.50	276,230	16.33
Certificate accounts	839,872	46.15	825,896	45.30	749,313	44.31

Total deposits	$1,819,804	100.00%	$1,823,028	100.00%	$1,691,172	100.00%

          Deposits decreased $3.2 million during the three months ended December 31, 2006. Certificate accounts increased by $14.0 million and money market accounts decreased by $9.6 million during the three months ended December 31, 2006 while checking accounts decreased by $1.0 million and statement and other accounts decreased  by $6.5 million during the same period.

          As a result principally of slower loan growth, our borrowings increased only slightly by $7.0 million during the three months ended December 31, 2006. FHLB advances increased $10 million and other short-term borrowings decreased $3 million during the three months ended December 31, 2006.

Stockholders’ Equity

          Our capital ratio, total capital to total assets, was 7.08% at December 31, 2006, compared to 6.91% at September 30, 2006.  During the three months ended December 31, 2006, we increased our dividend to stockholders to $.25 compared with $.24 per share in the first three months of fiscal 2006.

          Changes in stockholders’ equity during the three months ended December 31, 2006 were comprised principally of net income, the after tax effect of unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased.

Regulatory Capital

          Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At December 31, 2006, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

          The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2006 (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Tangible capital (to Total Assets)	$194,116	7.43%	$39,153	1.50%
Core capital (to Total Assets)	194,116	7.43	104,569	4.00	$130,712	5.00%
Tier I capital (to Risk-based Assets)	194,116	10.11			115,170	6.00
Risk-based capital (to Risk-based Assets)	206,467	10.76	153,560	8.00	191,950	10.00

          For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2006.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

          First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

          First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2006 (in thousands).

	At December 31, 2006 Payments Due by Period

	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$624,193	$141,272	$23,043	$51,200	$164	$839,872
Borrowings	215,792			125,000	247,205	587,997
Purchases	6,827					6,827
Operating leases	2,084	1,790	1,293	1,793	4,698	11,658

Total contractual obligations	$848,896	$143,062	$24,336	$177,993	$252,067	$1,446,354

          First Federal’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at December 31, 2006 estimates that an additional $226.8 million of funding is available.  Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $175 million callable in fiscal 2007, with a weighted average rate of 4.88%; $100 million callable in fiscal 2008, with a weighted average rate of 3.74%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

          During the current three months we experienced a net cash outflow from investing activities of $14.9 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $17.5 million, purchase of office properties and equipment of $5.6 million and a net increase of $17.3 million in loans, offset by repayments of mortgage-backed securities of $16.7 million, proceeds from sales and maturities of investments available for sale of $8.4 million and proceeds from sales of real estate owned of $1.1 million. We experienced cash outflows of $1.3 million from operating activities and $2.5 million from financing activities.

Parent Company Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on our borrowings and for our future funding needs include (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on our investment securities.

          First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period.  For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2006.

Asset/Liability Management

          Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

          Our market risk arises primarily from interest rate risk inherent in our lending, deposit-taking and other funding activities. The structure of our loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account at present nor are we subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee (“ALCO”), which is comprised of senior management. ALCO regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

          As of December 31, 2006, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

          In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at December 31, 2006 levels.

Rate Change	Estimated % Change in Net Interest Income Over 12 Months

2.00%	(4.34)%
1.00	(2.13)
Flat (Base Case)
(1.00)	1.46
(2.00)	1.27

          Our Asset and Liability Committee establishes policies and monitors results to control interest rate sensitivity.  We utilize measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice.  Asset/liability modeling is performed to assess varying interest rate and balance mix assumptions.

          The following table is a summary of our one-year dynamic gap at December 31, 2006 (amounts in thousands):

December 31, 2006

Interest-earning assets maturing or repricing within one year	$1,113,269
Interest-bearing liabilities maturing or repricing within one year	1,242,811

Cumulative gap	$(129,542)

Gap as a percent of total assets	(4.88)%

          Based on our December 31, 2006 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.1 billion in interest-earning assets will reprice and approximately $1.2 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $79.5 million, or 3.00% of assets.  Our one year dynamic gap position at December 31, 2005 was a positive $129.5 million, or 4.88% of assets. At the end of fiscal year ended September 30, 2006, the dynamic gap was a positive $82.8 million or 3.11% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale, increased rate sensitive assets, and changing liability funding.

          A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would increase if market interest rates decreased.  A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING DECEMBER 31, 2006 AND 2005

          The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended December 31, 2006 and 2005:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,

	2006	2005	Variance	% change

	(Amounts in thousands, except per share amounts)
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$37,074	$31,091	$5,983	19.24%
Interest on mortgage-backed securities	3,135	3,380	(245)	(7.25)
Interest and dividends on investments	868	670	198	29.55
Other	108	94	14	14.89

Total interest income	41,185	35,235	5,950	16.89

INTEREST EXPENSE
Interest on deposits	13,454	8,547	4,907	57.41
Interest on borrowed money	7,029	7,276	(247)	(3.39)

Total interest expense	20,483	15,823	4,660	29.45

NET INTEREST INCOME	20,702	19,412	1,290	6.65
Provision for loan losses	789	900	(111)	(12.33)

Net interest income after provision for loan losses	19,913	18,512	1,401	7.57

OTHER INCOME
Net gain on sale of loans	374	737	(363)	(49.25)
Brokerage fees	607	505	102	20.20
Commissions on insurance	3,930	3,892	38	0.98
Other agency income	247	268	(21)	(7.84)
Service charges and fees on deposit accounts	4,203	4,759	(556)	(11.68)
Loan servicing operations, net	913	882	31	3.51
Gain on disposition of assets	56	22	34	154.55
Other	1,800	1,451	349	24.05

Total other income	12,130	12,516	(386)	(3.08)

NON-INTEREST EXPENSE
Salaries and employee benefits	15,173	13,667	1,506	11.02
Occupancy costs	1,655	1,341	314	23.42
Marketing	427	465	(38)	(8.17)
Depreciation, rental and maintenance of equipment	1,261	1,239	22	1.78
Amortization of intangibles	112	117	(5)	(4.27)
Other	4,413	4,711	(298)	(6.33)

Total non-interest expense	23,041	21,540	1,501	6.97

Income before income taxes	9,002	9,488	(486)	(5.12)
Income tax expense	3,159	3,365	(206)	(6.12)

NET INCOME	$5,843	$6,123	$(280)	(4.57)%

NET INCOME PER COMMON SHARE BASIC	$0.49	$0.51	$(0.02)	(3.92)%

NET INCOME PER COMMON SHARE DILUTED	$0.48	$0.50	$(0.02)	(4.00)%

Net Interest Income

          Net interest income was $20.7 million during the quarter ended December 31, 2006 and $19.4 during the quarter ended December 31, 2005. The net interest margin for the quarter ended December 31, 2006 was 3.40% compared with 3.34% during the quarter ended December 31, 2005. Average earning assets increased 116.2 million  to $2.438 billion during the quarter ended December 31, 2006 compared to $2.321 billion in the December 2005 quarter. As a result of these variances, net interest income increased 6.7%, or $1.3 million, between the two quarters.

          The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended December 31,

	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Loans	$2,080,090	7.13%	$1,915,155	6.49%
Mortgage-backed securities	295,822	4.24	345,292	3.92
Investments and other interest-earning assets	61,742	6.09	61,052	4.91

Total interest-earning assets	$2,437,654	6.75%	$2,321,499	6.07%

Deposits	$1,826,960	2.92%	$1,671,661	2.03%
Borrowings	557,177	5.01	620,625	4.66

Total interest-bearing liabilities	$2,384,137	3.41%	$2,292,286	2.74%

Gross interest margin		3.34%		3.33%
Net interest margin		3.40%		3.34%

          The interest rate environment continued to be challenging during the quarter ended December 31, 2006. Most economists are predicting that the Federal Reserve will now be on hold for an extended period of time and the yield curve on United States Treasury Securities will likely remain inverted. We are dealing with these challenges by continuing to sell most of our fixed-rate residential loan production while seeking to generate higher levels of commercial and consumer loan growth.

          The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended December 31, 2006 versus 2005

	Volume	Rate	Total

Interest income:
Loans	$2,800	$3,183	$5,983
Mortgage-backed securities	(513)	268	(245)
Investments and other interest-earning assets	9	203	212

Total interest income	2,296	3,654	5,950

Interest expense:
Deposits	855	4,052	4,907
Borrowings	(777)	530	(247)

Total interest expense	78	4,582	4,660

Net interest income	$2,218	$(928)	$1,290

Provision for Loan Losses

          The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The lower provision for loan losses in the December 2006 quarter was principally attributable to lower problem loan levels and lower net loan charge-offs. Net loan charge-offs totaled $765 thousand for the quarter ended December 31, 2006 and $888 thousand for the quarter ended December 31, 2005.  Problem loans were $3.8 million at December 31, 2006 compared to $6.2 million at December 31, 2005. Total loan loss reserves as of December 31, 2006 were $14.6 million, or .70% of the total net loan portfolio compared with $14.2 million or .73% of the total net loan portfolio at December 31, 2005.

Other Income/Non-Interest Expense

          Non-interest income was $386 thousand lower in the current quarter as compared to the same quarter of fiscal 2005. Gains from loan sales in the current quarter of $374 thousand reflected a decrease from $737 thousand in the quarter ended December 31, 2005. Volume of sales was $33.4 million during the current quarter compared with $52.2 million during the comparable first quarter of fiscal 2006. Insurance revenues remained at $4.2 million during the current quarter compared to the same period in fiscal 2006. Insurance revenues, which are seasonally slow during the first fiscal quarter, should increase on a linked quarter basis as the March quarter typically includes the annual contingent-based income. Service charges and fees on deposit accounts declined by $556 thousand, or 11.7%, in the current quarter as compared to the comparable quarter in fiscal 2006 as our initial introduction of a courtesy overdraft privilege program in July 2005 resulted in higher usage of the service during the first six months of the program and also higher write-offs of the fees. Related expenses for write-offs of fees also declined by $343 thousand in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. Other non-interest income increased $349 thousand, or 24.1%, in the current quarter as compared to the comparable quarter in fiscal 2006 principally as a result of an increase of $284 thousand in ATM and debit card processing fees and an increase of $45 thousand of trust service income.

          Total non-interest expense increased by $1.5 million, or 7.0%, during the quarter ended December 31, 2006 compared with the comparable quarter ended December 31, 2005. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.5 million, or 11.0%. The increase was partially attributable to staffing for new in-store branch expansion, increased staffing from additional insurance operations acquired, annual staff merit increases in November 2006 and additional incentive payments in the first quarter.

Income Tax Expense

          During the first quarter of fiscal 2007 our effective tax rate approximated 35.1% as compared to 35.5% during the first quarter of fiscal 2006. The effective rate change was principally related to a decrease in unfavorable tax adjustments relative to taxable income.

RECENTLY ADOPTED ACCOUNTING PRONOUCEMENTS

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

          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. We adopted SFAS 154 effective October 1, 2006. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

          In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 includes the following:  (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips that are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          We adopted SFAS 155 effective October 1, 2006. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Servicing of Financial Assets

          In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  SFAS 156 includes the following:  (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities.  We adopted SFAS 156 effective October 1, 2006. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Asset/Liability Management” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the first quarter of fiscal 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          We are subject to various legal proceedings and claims arising in the ordinary course of its business.  Any litigation is vigorously defended by First Financial, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect our consolidated financial position or results of operations.

Item 1A - Risk Factors

          There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended December 31, 2006

	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan

10/1/2006 thru 10/31/2006	485	$36.56
11/1/2006 thru 11/30/2006	9,900	38.26
12/1/2006 thru 12/31/2006	1,163	37.45

	11,548	38.10	—

          The Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2006, 11,548 shares were repurchased under these provisions for approximately $440 thousand.

          On January 29, 2007, we announced a new stock repurchase plan which will expire March 31, 2008. This plan allows for the repurchase of 600,000 shares or approximately 5% of shares outstanding.

Item 5 – Other Information

          There was no information required to be disclosed by us in a report on Form 8-K during the first quarter of fiscal 2007 that was not so disclosed.

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

N/A

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

Exhibit No.	Description of Exhibit	Location

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 9, 2007	By:	/s/ Susan E. Baham

Susan E. Baham
Executive Vice President
Chief Financial Officer and Principal Accounting Officer