Form 10-Q
period 2007-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2007-05-10
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Class	Outstanding Shares at
Common Stock	April 30, 2007

$.01 Par Value	11,932,753

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PAGE NO.
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item
1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition
at March 31, 2007 and September 30, 2006	1

Consolidated Statements of Income for the Three
Months Ended March 31, 2007 and 2006	2

Consolidated Statements of Income for the Six
Months Ended March 31, 2007 and 2006	3

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the Six Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6-16

2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	16-32

3. Quantitative and Qualitative Disclosures About Market Risk	32

4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	34

1A. Risk Factors	34

2. Unregistered Sales of Equity Securities and Use of Proceeds	34

4. Submission of Matters to a Vote of Security Holders	34-35

5. Other Information	35

6. Exhibits	35-37

SIGNATURES	38

EXHIBIT 31 - CERTIFICATIONS

EXHIBIT 32 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$118,653	$124,998
Investments available for sale, at fair value	24,857	29,395
Investments held to maturity	900
Investment in capital stock of FHLB	25,128	25,973
Mortgage-backed securities available for sale, at fair value	285,321	296,493
Loans receivable, net of allowance of $14,709 and $14,615	2,096,483	2,056,151
Loans held for sale	11,168	4,978
Accrued interest receivable	10,967	10,574
Office properties and equipment, net	63,349	56,080
Real estate and other assets acquired in settlement of loans	1,277	1,920
Goodwill, net	21,639	21,368
Intangible assets, net	1,184	1,338
Residential mortgage servicing rights (fair value at March 31, 2007,
and lower of cost or market at September 30, 2006)	12,709	12,843
Other assets	17,719	16,017
Total assets	$2,691,354	$2,658,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$215,583	$212,300
Interest -bearing	1,661,501	1,610,728
Total deposits	1,877,084	1,823,028
Advances from FHLB	454,000	465,000
Other short-term borrowings	58,338	69,576
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	3,495	5,741
Outstanding checks	16,647	14,463
Accounts payable and other liabilities	46,052	50,163
Total liabilities	2,502,008	2,474,363

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,502,253 and 16,418,384 shares
at March 31, 2007 and September 30, 2006, respectively	165	164
Additional paid-in capital	54,323	52,039
Retained income, substantially restricted	228,040	220,689
Accumulated other comprehensive loss, net of income taxes	(1,441)	(2,893)
Treasury stock at cost, 4,552,792 and 4,396,972 shares at March 31,
2007 and September 30, 2006, respectively	(91,741)	(86,234)
Total stockholders' equity	189,346	183,765
Total liabilities and stockholders' equity	$2,691,354	$2,658,128

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$37,259	$32,391
Interest on mortgage-backed securities	3,167	3,519
Interest and dividends on investments	858	782
Other	104	91
Total interest income	41,388	36,783
INTEREST EXPENSE
Interest on deposits	13,591	10,043
Interest on borrowed money	7,342	7,314
Total interest expense	20,933	17,357
NET INTEREST INCOME	20,455	19,426
Provision for loan losses	1,141	1,309
Net interest income after provision for loan losses	19,314	18,117
OTHER INCOME
Net gain on sale of loans	388	515
Net gain on sale of investment and mortgage-backed securities	266	3
Brokerage fees	709	914
Commissions on insurance	6,970	5,808
Other agency income	325	301
Service charges and fees on deposit accounts	3,948	4,222
Loan servicing operations, net	380	685
Gains on disposition of assets	19	92
Other	2,200	1,663
Total other income	15,205	14,203
NON-INTEREST EXPENSE
Salaries and employee benefits	14,840	13,387
Occupancy costs	1,566	1,249
Marketing	562	622
Depreciation, rental and maintenance of equipment	1,267	1,178
Amortization of intangibles	113	117
Other	4,429	4,271
Total non-interest expense	22,777	20,824
Income before income taxes	11,742	11,496
Income tax expense	4,202	4,087
NET INCOME	$7,540	$7,409
NET INCOME PER COMMON SHARE BASIC	$0.63	$0.62
NET INCOME PER COMMON SHARE DILUTED	$0.62	$0.61

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Six Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$74,333	$63,482
Interest on mortgage-backed securities	6,302	6,899
Interest and dividends on investments	1,726	1,452
Other	212	185
Total interest income	82,573	72,018
INTEREST EXPENSE
Interest on deposits	27,045	18,590
Interest on borrowed money	14,371	14,590
Total interest expense	41,416	33,180
NET INTEREST INCOME	41,157	38,838
Provision for loan losses	1,930	2,209
Net interest income after provision for loan losses	39,227	36,629
OTHER INCOME
Net gain on sale of loans	762	1,252
Net gain on sale of investment and mortgage-backed securities	266	3
Brokerage fees	1,316	1,419
Commissions on insurance	10,900	9,700
Other agency income	572	569
Service charges and fees on deposit accounts	8,151	8,981
Loan servicing operations, net	1,293	1,567
Gains on disposition of assets	75	114
Other	4,000	3,114
Total other income	27,335	26,719
NON-INTEREST EXPENSE
Salaries and employee benefits	30,013	27,054
Occupancy costs	3,221	2,590
Marketing	989	1,087
Depreciation, rental and maintenance of equipment	2,528	2,417
Amortization of intangibles	225	234
Other	8,842	8,982
Total non-interest expense	45,818	42,364
Income before income taxes	20,744	20,984
Income tax expense	7,361	7,452
NET INCOME	$13,383	$13,532
NET INCOME PER COMMON SHARE BASIC	$1.11	$1.12
NET INCOME PER COMMON SHARE DILUTED	$1.09	$1.11

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				13,532				13,532
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of tax of $841					(1,321)			(1,321)
Total comprehensive income								12,211
Common stock issued pursuant
to stock option and
employee benefit plans	108	1	2,287					2,288
Stock option tax benefit			87					87
Cash dividends ($.48 per share)				(5,773)				(5,773)
Treasury stock purchased						199	(6,011)	(6,011)
Balance at March 31, 2006	16,373	$164	$50,672	$212,359	$(4,553)	4,348	$(84,711)	$173,931

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				13,383				13,383
Other comprehensive loss:
Unrealized net gain on securities
available for sale,
net of tax of $925					1,452			1,452
Total comprehensive income								14,835
Common stock issued pursuant
to stock option and
employee benefit plans	84	1	2,229					2,230
Stock option tax benefit			55					55
Cash dividends ($.50 per share)				(6,032)				(6,032)
Treasury stock purchased						156	(5,507)	(5,507)
Balance at March 31, 2007	16,502	$165	$54,323	$228,040	$(1,441)	4,553	$(91,741)	$189,346

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,383	$13,532
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,603	2,423
Amortization of intangibles	225	234
Gain on sale of loans, net	(762)	(1,252)
Gain on sale of investments and mortgage-backed securities, net	(266)	(3)
Gain on sale of property and equipment, net	(75)	(114)
Loss (gain) on sale of real estate owned, net	32	(5)
Stock option compensation expense	361	362
Tax benefit resulting from stock options	55	87
Amortization of unearned discounts/premiums on investments, net	1,086	706
Decrease in deferred loan fees and discounts	(176)	(54)
Increase in receivables and other assets	(2,150)	(1,593)
Provision for loan losses	1,930	2,209
Write down of real estate and other assets acquired in settlement of loans	21	611
Proceeds from sales of loans held for sale	74,068	94,484
Capitalized mortgage servicing rights	(893)
Decrease in fair value of mortgage servicing rights	1,027
Impairment recovery from write-down of mortgage servicing rights		(595)
Origination of loans held for sale	(79,496)	(89,159)
Increase in accounts payable and other liabilities	(2,852)	(4,971)
Net cash provided by operating activities	8,121	16,902
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	7,000	3,000
Proceeds from sales of investment securities available for sale	4,543	6,553
Net purchases of investment securities held to maturity	(900)
Net purchases of investment securities available for sale	(7,511)	(9,643)
Redemption (purchase) of FHLB stock	845	(403)
Increase in loans, net	(44,276)	(106,413)
Repayments on mortgage-backed securities available for sale	33,747	49,077
Proceeds from sales of mortgage-backed securities available for sale		1,128
Purchase of mortgage-backed securities available for sale	(20,512)	(29,933)
Proceeds from the sales of real estate owned	2,780	1,762
Acquisition of intangibles	(342)	(26)
Net purchase of office properties and equipment	(9,797)	(3,616)
Net cash used in investing activities	(34,423)	(88,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook and money market fund accounts	21,384	96,239
Net increase in certificates of deposit	32,672	51,469
Net (repayments) proceeds of FHLB advances	(11,000)	4,000
Net decrease in securities sold under agreements to repurchase	(11,229)	(77,139)
Net decrease in other borrowings	(9)	(3)
Decrease in advances by borrowers for taxes and insurance	(2,246)	(2,864)
Proceeds from the exercise of stock options	1,869	1,926
Tax benefit resulting from stock options	55	87
Dividends paid	(6,032)	(5,773)
Treasury stock purchased	(5,507)	(6,011)
Net cash provided by financing activities	19,957	61,931
Net decrease in cash and cash equivalents	(6,345)	(9,681)
Cash and cash equivalents at beginning of period	124,998	123,579
Cash and cash equivalents at end of period	$118,653	$113,898
Supplemental disclosures:
Cash paid during the period for:
Interest	$42,466	$31,943
Income taxes	7,602	7,638
Loans foreclosed	2,654	3,023
Loans securitized		1,128
Unrealized net gain (loss) on securities available for sale, net of income tax	1,452	(1,321)

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (“VIE”s) where the Company is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Commission Revenue Recognition

First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions are recognized as revenue when received or when determinable. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relates to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commissions are deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

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

NOTE 4. Share-Based Payment Arrangements

At March 31, 2007 and 2006, we had several share-based payment plans for employees. Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended March 31, 2007 was $206 thousand and $202 thousand for the three months ended March 31, 2006.The total compensation cost of share-based payment plans during the six months ended March 31, 2007 was $361 thousand and $362 thousand for the six months ended March 31, 2006. The amount of related income tax benefit recognized in income during the three months ended March 31, 2007 was $24 thousand and $33 thousand for the three months ended March 31, 2006, resulting in a $182 thousand reduction in net income for the three months ended March 31, 2007 and $169 thousand for the three months ended March 31, 2006. The amount of related income tax benefit recognized in income during the six months ended March 31, 2007 was $48 thousand and $47 thousand for the six months ended March 31, 2006, resulting in a $313 thousand reduction in net income for the six months ended March 31, 2007 and $315 thousand for the six months ended March 31, 2006.

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

A summary of stock option activity under the Employee Share Option Plans as of March 31, 2007 and changes during the three and six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2006	863,371	25.30
Granted	46,409	32.83
Exercised	(80,484)	20.54
Forfeited or expired	(13,266)	28.00
Outstanding at March 31, 2007	816,030	26.07	4.16	6,338
Exercisable at March 31, 2007	645,094	24.79	4.34	5,596

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at January 1, 2007	845,004	25.97
Granted
Exercised	(25,766)	21.70
Forfeited or expired	(3,208)	31.62
Outstanding at March 31, 2007	816,030	26.07	4.16	6,338
Exercisable at March 31, 2007	645,094	24.79	4.34	5,596

The weighted-average grant-date fair value of share options granted during the six months ended March 31, 2007 was $8.51 and for March 31, 2006 was $6.99. There were no grants in the three months ended March 31, 2007 and 2006. The total intrinsic value of share options exercised during the six months ended March 31, 2007 was $1.3 million and for March 31, 2006 was $1.5 million.

As of March 31, 2007 there was $914 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans and as of March 31, 2006 there was $954 thousand. The total original fair-value of shares vested during the six months ended March 31, 2007 was $270 thousand and for the six months ended March 31, 2006 was $256 thousand. No shares vested during the three months ended March 31, 2007 and 2006.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. Performance targets for fiscal 2006 resulted in the awarding of 3,385 shares in fiscal 2007 to the directors serving First Financial and the Subsidiaries.

NOTE 5. Other Comprehensive Income

SFAS No. 130, “R eporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2007 amounted to $14.8 million and for the six months ended March 31, 2006 amounted to $12.2 million.

Our “other comprehensive income (loss)” for the three and six months ended March 31, 2007 and 2006 and “accumulated other comprehensive income (loss)” as of March 31, 2007 and 2006 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Unrealized holding gains (losses) arising during period, net of tax	$1,188	$(802)
Less: reclassification adjustment for realized gains,
net of tax	172	2
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$1,016	$(804)

Other comprehensive income (loss) for the six months ended March 31, 2007 and 2006 follows (in thousands):

	Six Months Ended
	March 31,
	2007	2006

Unrealized holding gains (losses) arising during period, net of tax	$1,624	$(1,319)
Less: reclassification adjustment for realized gains,
net of tax	172	2
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$1,452	$(1,321)

NOTE 6. Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007, were as follows:

	Less than 12 Months			12 Months or Longer			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale

March 31, 2007
U.S. Treasury	1	$3,020	$1	1	$299	$1	2	$3,319	$2
U.S. Government agency
mortgage-backed securities	6	13,007	3	17	106,820	1,320	23	119,827	1,323
Collateral mortgage obligations	1	9,331	13	4	32,502	511	5	41,833	524
Other mortgage-backed securities				11	50,840	702	11	50,840	702
Corporate securities				3	3,201	218	3	3,201	218
Total temporarily impaired	8	$25,358	$17	36	$193,662	$2,752	44	$219,020	$2,769

Securities held to maturity
Municipal obligations	1	$900	$6				1	$900	$6

At March 31, 2007, we had 44 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7. Intangible Assets

Intangible assets, net of accumulated amortization, at March 31, 2007, September 30, 2006 and March 31, 2006 are summarized as follows (in thousands):

	March 31,	September 30,	March 31,
	2007	2006	2006
Goodwill	$21,639	$21,368	$21,229
Customer list	3,716	3,645	3,605
Less accumulated amortization	(2,532)	(2,307)	(2,064)
	1,184	1,338	1,541
Total	$22,823	$22,706	$22,770

	First Southeast	Kimbrell
	Insurance	Insurance
	Services, Inc.	Group, Inc.	Total
Balance, September 30, 2006	$15,722	$5,646	$21,368
Goodwill acquired during the period	166	105	271
Balance, March 31, 2007	$15,888	$5,751	$21,639

Goodwill increased during the six months ended March 31, 2007 as a result of the purchase of the assets of Peoples Insurance Agency, Beaufort, South Carolina and performance based payments to principals of Atlantic Acceptance Corporation. It is anticipated that the majority of the purchase price of Peoples Insurance Agency will be classified as goodwill with a percentage allocated to intangibles. At March 31, 2007, this allocation had not been determined.

Amortization of intangibles totaled $225 thousand for the six months ended March 31, 2007, $476 thousand for the fiscal year ended September 30, 2006 and $234 thousand for the six months ended March 31, 2006.

We expect to record amortization expense related to intangibles of $462 thousand for fiscal year 2007, $349 thousand for fiscal year 2008, $188 thousand for fiscal 2009, $113 thousand for fiscal 2010, $92 thousand for fiscal 2011 and an aggregate of $204 thousand for all years thereafter.

NOTE 8. Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $973.7 million at March 31, 2007 and $954.4 million at March 31, 2006. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

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

The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2007 were $634 thousand and for the three months ended March 31, 2006 were $642 thousand. The amount of contractually specified servicing fees earned by the Company during the six months ended March 31, 2007 and March 31, 2006 were $1.3 million. We report contractually specified servicing fees in loan servicing operations, net in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three and six months ended March 31, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at beginning of period	$12,755	$12,669	$12,843	$12,209
Additions
Servicing assets that resulted from transfers
of financial assets	512	446	893	986
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(555)		(1,021)
Other	(3)		(6)
Amortization		(461)		(965)
Impairment recovery		171		595
Balance at end of period	$12,709	$12,825	$12,709	$12,825

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

During the current quarter we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended March 31, 2007, we recognized in earnings $257 thousand in realized and unrealized losses on free standing derivatives used to economically hedge the MSRs. These losses are recorded in loan servicing operations, net, in the consolidated statements of income.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
March 31, 2007
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$12,709
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	96.6%
Adjustable-rate mortgage loans	3.4%
Total	100.0%
Constant Prepayment Rate (CPR)	8.89%
Weighted Average Portfolio Rate	5.90%
Discount rate	10.16%
Fair Market Value Change as assumptions change
.50	6.20%
.25	3.20%
Flat (Base Case)
(.25)	(4.40%)
(.50)	(12.3%)

NOTE 9. Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under SFAS No. 133. All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities. The commitments to originate fixed rate conforming loans totaled $21.7 million at March 31, 2007. It is anticipated 80% of these loans will close totaling $17.4 million. The fair value of the $17.4 million is a liability of $88 thousand at March 31, 2007. The off-balance sheet obligations under the above derivative instruments totaled $28.3 million at March 31, 2007 with a fair value adjustment of an asset of $3 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSR. During the quarter ended March 31, 2007, gross MSR values declined $187 thousand due to interest rate movements, of which we estimate that a $308 thousand gain occurred after hedging activities commenced, while hedge losses totaled $257 thousand. The notional value of our off-balance sheet positions as of March 31, 2007 totaled $56 million with a fair value of a liability of $233 thousand.

NOTE 10. Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used
in basic EPS	12,043,055	12,023,015
Effect of dilutive stock options	180,055	166,675
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,223,110	12,189,690

	Six Months Ended March 31,
	2007	2006
Weighted average number of common shares used
in basic EPS	12,044,492	12,038,525
Effect of dilutive stock options	197,976	171,784
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,242,468	12,210,309

For the three and six months ended March 31, 2007 there were 57,907 option shares as compared to March 31, 2006 when there were 317,773 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares. The change in option shares excluded from the calculation is primarily attributable to the rise in average stock price over the year.

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

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina and one office each in Columbia, South Carolina and Charlotte, North Carolina, with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. Also part of The Kimbrell Insurance Group, Inc. is Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers. No single customer accounts for a significant amount of the revenues of either reportable segment. We evaluate performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1of our latest annual report on Form 10-K.

Segment information is shown in the tables below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended March 31, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$41,183	$133	$72	$41,388
Interest expense	20,148	58	727	20,933
Net interest income	21,035	75	(655)	20,455
Provision for loan losses	1,125	16		1,141
Other income	6,977	52	881	7,910
Commissions on insurance and
other agency income	73	7,261	(39)	7,295
Non-interest expenses	17,373	4,006	1,285	22,664
Amortization of intangibles		113		113
Income tax expense	3,373	1,171	(342)	4,202
Net income	$6,214	$2,082	$(756)	$7,540

Six months ended March 31, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$82,120	$325	$128	$82,573
Interest expense	39,843	126	1,447	41,416
Net interest income	42,277	199	(1,319)	41,157
Provision for loan losses	1,900	30		1,930
Other income	14,346	130	1,387	15,863
Commissions on insurance and
other agency income	157	11,387	(72)	11,472
Non-interest expenses	35,184	8,136	2,273	45,593
Amortization of intangibles		225		225
Income tax expense	6,925	1,197	(761)	7,361
Net income	$12,771	$2,128	$(1,516)	$13,383

March 31, 2007
Total assets	$2,649,091	$42,918	$(655)	$2,691,354
Loans	$2,104,216	$3,435		$2,107,651
Deposits	$1,887,175		$(10,091)	$1,877,084

Three months ended March 31, 2006

		Insurance
	Banking	Activities	Other	Total
Interest income	$36,617	$101	$65	$36,783
Interest expense	16,568	36	753	17,357
Net interest income	20,049	65	(688)	19,426
Provision for loan losses	1,300	9		1,309
Other income	7,236	65	793	8,094
Commissions on insurance and
other agency income	(15)	6,157	(33)	6,109
Non-interest expenses	15,784	3,714	1,209	20,707
Amortization of intangibles		117		117
Income tax expense	3,567	881	(361)	4,087
Net income	$6,619	$1,566	$(776)	$7,409

Six months ended March 31, 2006

		Insurance
	Banking	Activities	Other	Total
Interest income	$71,718	$197	$103	$72,018
Interest expense	31,605	72	1,503	33,180
Net interest income	40,113	125	(1,400)	38,838
Provision for loan losses	2,200	9		2,209
Other income	15,144	134	1,172	16,450
Commissions on insurance and
other agency income	93	10,240	(64)	10,269
Non-interest expenses	32,546	7,250	2,334	42,130
Amortization of intangibles		234		234
Income tax expense	7,225	1,082	(855)	7,452
Net income	$13,379	$1,924	$(1,771)	$13,532

Total assets	$2,546,180	$39,094	$5,823	$2,591,097
Loans	$1,981,438	$2,985		$1,984,423
Deposits	$1,809,936		$(5,156)	$1,804,780

NOTE 12. Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2007 was $4.7 million.

NOTE 13. Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 14. Loan Sales

During the six months ended March 31, 2007, First Federal had loan sales of approximately $74.1 million and $94.5 million for the six months ended March 31, 2006, of which $42.7 million for March 31, 2007 and $56.9 million for March 31, 2006 were to the Federal Home Loan Bank of Atlanta (“FHLB”).

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

The credit risk is shared between First Federal and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a "first loss" account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the Association’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

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

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are approximately $2.7 billion as of March 31, 2007.

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

SECOND QUARTER HIGHLIGHTS

Net income for the quarter ended March 31, 2007 increased to $7.5 million from net income of $7.4 million in the comparable quarter in fiscal 2006. Diluted earnings per common share increased to $.62 per common share for the quarter ended March 31, 2007 from diluted earnings per share of $.61 per common share for the quarter ended March 31, 2006.

Our net interest margin increased six basis points to 3.38% for the quarter ended March 31, 2007 from 3.32% for the comparable quarter ended March 31, 2006. Changes in the average balances of interest earning assets from the quarter ended March 31, 2006 to the current quarter ended March 31, 2007 included a $131.8 million increase in average loans while other average earning assets declined by $51.7 million.

On a linked quarter basis, our net interest margin increased this quarter by one basis point to 3.38% from 3.37% for the quarter ended December 31, 2006. Compared with the quarter ended December 31, 2006, the average yield on earning assets increased by 14 basis points to 6.84% while the average rate on costing liabilities increased by 10 basis points to 3.51%.

Total non-interest income increased $1.0 million, or 7.1%, in the quarter ended March 31, 2007 to $15.2 million compared with the quarter ended March 31, 2006. Commissions on insurance increased by $1.2 million, or 20%, during the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. Contingent-based insurance revenues were $2.4 million during the quarter ended March 31, 2007 while commissions from sales totaled $4.5 million. During the quarter ended March 31, 2006, contingent-based revenues were $2.5 million and commissions from sales were $3.3 million. Commissions on insurance comprised 45.8% of total other income in the quarter ended March 31, 2007 compared with 40.9% of total other income in the quarter ended March 31, 2006 indicating that the majority of the increase in insurance revenues during the quarter came from sales of new policies. Service charges and fees on deposit accounts decreased by $274 thousand during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The Overdraft Privilege Program has experienced less usage during the first six months of fiscal 2007 than during the comparable six months of fiscal 2006. Loan servicing operations, net, decreased $305 thousand, or 44.5%, compared with the quarter ended March 31, 2006. The current quarter’s results reflected lower valuations of our originated mortgage servicing rights, partially offset by higher late charge revenues.

Total non-interest expenses increased by $2.0 million, or 9.4% to $22.8 million for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. Salaries and employee benefits increased by $1.5 million, attributable principally to staffing for our in-store branch expansion, increased staffing for additional insurance operations acquired, higher health benefit costs, increased incentive accruals and annual merit increases March 2006. On a linked quarter basis, non-interest expenses in the quarter ended March 31, 2007 declined $264 thousand from the quarter ended December 31, 2006. The other significant increases in expenses during the quarter ended March 31, 2007 as compared to the comparable 2006 quarter included increased occupancy costs of $317 thousand.

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

During the first quarter of fiscal 2007, we adopted SFAS No. 156 and recorded the majority of our Mortgage Servicing Rights (“MSR”) at fair value effective October 1, 2006. Upon adoption, there was no adjustment to retained earnings required. During the current quarter we implemented a hedging program for our originated mortgage servicing rights.

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

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. We provide these lending commitments to customers in the course of business. We apply essentially the same credit policies and standards as it does in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2007, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $138.0 million. Unused business, personal and credit card lines, which totaled $343.7 million at March 31, 2007, are generally for short-term borrowings.

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

The components of net periodic benefit costs for the three months ended March 31, 2007 and 2006 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended March 31,
	2007	2006

Interest Cost	$22	$22
Amortization of transition obligation	21	21

	$43	$43

The components of net periodic benefit costs for the six months ended March 31, 2007 and 2006 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Six months ended March 31,
	2007	2006

Interest Cost	$44	$44
Amortization of transition obligation	42	42

	$86	$86

We previously disclosed in our financial statements for the year ended September 30, 2006, that we expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2007, net of $25 thousand in Medicare D Subsidy reimbursement. As of the three and six months ended March 31, 2007, $58 thousand and $118 thousand, respectively, of contributions had been contributed.

BALANCE SHEET ANALYSIS

Total assets of First Financial increased $33.2 million, or 1.25%, during the six months ended March 31, 2007. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at March 31, 2007 and September 30, 2006:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2007	2006
	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$118,653	$124,998	$(6,345)	(5.08)%
Investments available for sale, at fair value	24,857	29,395	(4,538)	(15.44)
Investments held to maturity	900		900	100.00
Investment in capital stock of FHLB	25,128	25,973	(845)	(3.25)
Mortgage-backed securities available for sale, at fair value	285,321	296,493	(11,172)	(3.77)
Loans receivable, net of allowance of $14,709 and $14,615	2,096,483	2,056,151	40,332	1.96
Loans held for sale	11,168	4,978	6,190	124.35
Goodwill, net	21,639	21,368	271	1.27
Intangible assets, net	1,184	1,338	(154)	(11.51)
Residential mortgage servicing rights (fair value at March 31, 2007, and lower of cost or market at September 30, 2006)	12,709	12,843	(134)	(1.04)
Other assets	93,312	84,591	8,721	10.31
Total assets	$2,691,354	$2,658,128	$33,226	1.25%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$215,583	$212,300	$3,283	1.55%
Interest-bearing	1,661,501	1,610,728	50,773	3.15
Total deposits	1,877,084	1,823,028	54,056	2.97
Advances from Federal Home Loan Bank	454,000	465,000	(11,000)	(2.37)
Other short-term borrowings	58,338	69,576	(11,238)	(16.15)
Long-term debt	46,392	46,392
Other liabilities	66,194	70,367	(4,173)	(5.93)
Total liabilities	2,502,008	2,474,363	27,645	1.12%

Stockholders' equity	189,346	183,765	5,581	3.04
Total liabilities and stockholders' equity	$2,691,354	$2,658,128	$33,226	1.25%

Investment Securities and Mortgage-backed Securities

Investments held to maturity increased $900 thousand in the six months ended March 31, 2007 while investments available for sale, investment in capital stock of FHLB, and mortgage-backed securities available for sale decreased $16.6 million during the same period. We sold $4.5 million of investments available for sale while $7.0 million of investments available for sale matured during the six months ended March 31, 2007. During the six months ended March 31, 2007, there were repayments of mortgage-backed securities totaling $33.7 million. We purchased $20.5 million of mortgage-backed securities and $7.5 million of other investments during the six months ended March 31, 2007.

Loans Receivable

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31,	September 30,	March 31,
	2007	2006	2006
Real estate - residential mortgages (1-4 family)	$912,100	$910,497	$906,768
Real estate - residential construction	89,615	101,702	106,571
Commercial secured by real estate including multi-family	286,103	283,016	277,248
Commercial financial and agricultural	86,890	82,316	77,841
Land	222,165	206,858	168,678
Home equity loans	257,281	252,393	246,539
Mobile home loans	184,704	173,801	166,099
Credit cards	13,940	13,334	13,114
Other consumer loans	120,330	119,741	103,087
Total gross loans	2,173,128	2,143,658	2,065,945

Less:
Allowance for loan losses	14,709	14,615	14,161
Loans in process	52,073	69,043	68,368
Deferred loan fees and discounts on loans	(1,305)	(1,129)	(1,007)
	65,477	82,529	81,522
Total	$2,107,651	$2,061,129	$1,984,423

Net loans increased $46.5 million during the six months ended March 31, 2007. The above chart shows a decline in residential construction loans during the first two quarters of fiscal 2007. Gross residential construction loans (1-4 family) declined $12.1 million during the six months ending March 31, 2007, reflecting a slow-down in residential permits in our markets. Most other categories of loans exhibited growth in this same period, particularly land, home equity and mobile home loans. We continue to place increased emphasis on the origination of commercial business and consumer loans.

We have expanded our mobile home lending program to include the states of South Carolina, Alabama, Florida, Georgia, Tennessee and North Carolina. Our mobile home loan portfolio was 8.8% of the net loan portfolio at March 31, 2007 compared to 8.4% of the net loan portfolio at March 31, 2006. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The average coupon on the mobile home loan portfolio at March 31, 2007 was 9.54% and 9.60% at March 31, 2006.

Asset Quality

	March 31,	September 30,	March 31,
	2007	2006	2006
Non-accrual loans	$5,049	$3,684	$4,361
Loans 90 days or more delinquent (1)	56	64	41
Real estate and other assets acquired in settlement of loans	1,277	1,920	2,410
Total	$6,382	$5,668	$6,812
As a percent of net loans and real estate owned	0.30%	0.27%	0.34%
As a percent of total assets	0.24%	0.21%	0.26%

(1) The Company continues to accrue interest on these loans.

The following table summarizes our problem assets for the periods indicated (amounts in thousands):

Problem assets increased $714 thousand during the six months ended March 31, 2007 from September 30, 2006. The increase from September 30, 2006 was in non-accrual loans while loans 90 days or more delinquent and real estate and other assets acquired in settlement of loans declined. Approximately 52% of non-accrual loans at March 31, 2007 were secured by single-family property.

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

Following is a summary of the reserve for loan losses (in thousands):

	At and for the six months ended March 31,
	2007	2006
Balance at beginning of year	$14,615	$14,155
Provision charged to operations	1,930	2,209
Recoveries of loans previously charged-off	297	426
Loan losses charged to reserves	(2,133)	(2,629)
Balance at end of period	$14,709	$14,161

Net charge-offs totaled $1.8 million in the current six months ended March 31, 2007 compared to $2.2 million in the comparable six months in fiscal 2006. Consumer net charge-offs totaled $1.6 million in the current six months compared to $1.6 million in the comparable six months in fiscal 2006. Included in the consumer loan net charge-offs were $791 thousand in net losses on the mobile home loan portfolio during the six months ended March 31, 2007 and $935 thousand during the six months ended March 31, 2006. Real estate (residential and commercial) and commercial loan net charge-offs were $283 thousand in the current six months, compared to $625 thousand in the six months ended March 31, 2006. Annualized net charge-offs as a percentage of average net loans decreased five basis points to .18% for the six months ended March 31, 2007 as compared to .23% for the six months ended March 31, 2006. The average net loss rate on the mobile home portfolio on an annualized basis was .88% for the six months ended March 31, 2007, declining from 1.16% for the six months ended March 31, 2006. Excluding the mobile home loan portfolio, our annualized net charge-offs as a percentage of average net loans decreased from .14% for the six months ended March 31, 2006 to .11% for the recent six months ended March 31, 2007.

Over recent years we have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

Our impaired loans totaled $518 thousand at March 31, 2007, $0 at September 30, 2006 and $557 thousand at March 31, 2006.

Deposits and Borrowings

First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	March 31, 2007		September 30, 2006		March 31, 2006
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$215,583	11.49%	$212,300	11.65%	$224,901	12.46%
Interest-bearing checking accounts	280,688	14.95	262,405	14.39	292,108	16.19
Statement and other accounts	143,602	7.65	148,752	8.16	162,048	8.98
Money market accounts	378,643	20.17	373,675	20.50	362,603	20.09
Certificate accounts	858,568	45.74	825,896	45.30	763,120	42.28
Total deposits	$1,877,084	100.00%	$1,823,028	100.00%	$1,804,780	100.00%

Deposits increased $54.1 million during the six months ended March 31, 2007. Checking accounts increased by $21.6 million, money market accounts increased by $5.0 million and certificate accounts increased by $32.7 million while statement and other accounts decreased by $5.2 million. An inverted yield curve and attractive pricing for short-term certificates of deposit have been instrumental in increasing certificate accounts during the six months ended March 31, 2007.

As a result principally of higher deposit growth, our borrowings decreased $22.2 million during the six months ended March 31, 2007. FHLB advances decreased $11.0 million and other short-term borrowings decreased $11.2 million during the six months ended March 31, 2007.

Stockholders’ Equity

Our capital ratio, total capital to total assets, was 7.04% at March 31, 2007, compared to 6.91% at September 30, 2006. During the six months ended March 31, 2007, we increased our dividend to stockholders to $.50 compared with $.48 per share in the first six months of fiscal 2006.

Changes in stockholders' equity during the six months ended March 31, 2007 were comprised principally of net income, the after tax effect of reduced unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased. Under the stock repurchase plan announced in January 2007, approximately 462 thousand shares are available to be purchased.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2007, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2007 (amounts in thousands):

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Tangible capital (to Total Assets)	$195,354	7.37%	$39,736	1.50%
Core capital (to Total Assets)	195,354	7.37	106,058	4.00	$132,572	5.00%
Tier I capital (to Risk-based Assets)	195,354	9.83			117,895	6.00
Risk-based capital (to Risk-based Assets)	207,855	10.58	157,193	8.00	196,491	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2006.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

 First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2007 (in thousands).

	At March 31, 2007
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$635,544	$151,484	$20,698	$50,586	$256	$858,568
Borrowings	211,526		75,000	50,000	222,204	558,730
Purchases	4,797					4,797
Operating leases	2,103	1,616	1,225	1,726	4,485	11,155
Total contractual obligations	$853,970	$153,100	$96,923	$102,312	$226,945	$1,433,250

First Federal’s use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at March 31, 2007 estimates that an additional $247 million of funding is available. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $150 million callable in fiscal 2007, with a weighted average rate of 5.08%; $100 million callable in fiscal 2008, with a weighted average rate of 3.74%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

During the current six months we experienced a net cash outflow from investing activities of $34.4 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $28.9 million, purchase of office properties and equipment of $9.8 million, and a net increase of $44.3 million in loans, offset by repayments of mortgage-backed securities of $33.7 million, proceeds from sales and maturities of investments available for sale of $11.5 million, and proceeds from sales of real estate owned of $2.8 million. We experienced cash inflows of $8.1 million and $20.0 million from operating activities and financing activities, respectively. Financing activities consisted principally of a net increase of $54.1 million in deposits and proceeds from exercise of stock options of $1.9 million offset by decreases of $11.2 million in securities sold under agreements to repurchase, repayments of FHLB advances of $11.0 million, decrease in advances by borrowers for taxes and insurance of $2.2 million, dividends paid of $6.0 million and purchase of treasury stock of $5.5 million during the first six months of fiscal 2007.

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

Our market risk arises primarily from interest rate risk inherent in its lending, deposit-taking and other funding activities. The structure of our loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account at present nor are we subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee (“ALCO”), which is comprised of senior management. ALCO regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

As of March 31, 2007, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at March 31, 2007 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(5.55)%
1.00	(2.73)
Flat (Base Case)
(1.00)	1.98
(2.00)	2.18

Our ALCO establishes policies and monitors results to control interest rate sensitivity. We utilize measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions. More important may be the process of evaluating how particular assets and liabilities are affected by changes in interest rates or selected indices as they reprice. Asset/liability modeling is performed to assess varying interest rate and balance mix assumptions.

The following table is a summary of our one-year dynamic gap at March 31, 2007 (amounts in thousands):

March 31, 2007
Interest-earning assets maturing or repricing within one year	$1,141,553
Interest-bearing liabilities maturing or repricing within one year	1,284,920
Cumulative gap	$(143,367)

Gap as a percent of total assets	(5.33)%

Based on our March 31, 2007 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.1 billion in interest-earning assets will reprice and approximately $1.3 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $143.4 million, or 5.33% of assets. Our one year dynamic gap position at March 31, 2006 was a positive $45.5 million, or 1.76% of assets. At the end of fiscal year ended September 30, 2006, the dynamic gap was a positive $82.8 million or 3.11% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale and increased rate sensitive liabilities, which are repricing in one year.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and suggests that net interest income would decrease if market interest rates decreased. A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities. As the above indicates, we believe First Financial will be more positively impacted by a decline in interest rates and by a change to a more normal yield curve versus the current inverted yield curve.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING MARCH 31, 2007 AND 2006

The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended March 31, 2007 and 2006:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$37,259	$32,391	$4,868	15.03%
Interest on mortgage-backed securities	3,167	3,519	(352)	(10.00)
Interest and dividends on investments	858	782	76	9.72
Other	104	91	13	14.29
Total interest income	41,388	36,783	4,605	12.52
INTEREST EXPENSE
Interest on deposits	13,591	10,043	3,548	35.33
Interest on borrowed money	7,342	7,314	28	0.38
Total interest expense	20,933	17,357	3,576	20.60
NET INTEREST INCOME	20,455	19,426	1,029	5.30
Provision for loan losses	1,141	1,309	(168)	(12.83)
Net interest income after provision for loan losses	19,314	18,117	1,197	6.61
OTHER INCOME
Net gain on sale of loans	388	515	(127)	(24.66)
Net gain on sale of investment and
mortgage-backed securities	266	3	263	8,766.67
Brokerage fees	709	914	(205)	(22.43)
Commissions on insurance	6,970	5,808	1,162	20.01
Other agency income	325	301	24	7.97
Service charges and fees on deposit accounts	3,948	4,222	(274)	(6.49)
Loan servicing operations, net	380	685	(305)	(44.53)
Gain on disposition of assets	19	92	(73)	(79.35)
Other	2,200	1,663	537	32.29
Total other income	15,205	14,203	1,002	7.05
NON-INTEREST EXPENSE
Salaries and employee benefits	14,840	13,387	1,453	10.85
Occupancy costs	1,566	1,249	317	25.38
Marketing	562	622	(60)	(9.65)
Depreciation, rental and
maintenance of equipment	1,267	1,178	89	7.56
Amortization of intangibles	113	117	(4)	(3.42)
Other	4,429	4,271	158	3.70
Total non-interest expense	22,777	20,824	1,953	9.38
Income before income taxes	11,742	11,496	246	2.14
Income tax expense	4,202	4,087	115	2.81
NET INCOME	$7,540	$7,409	$131	1.77%
NET INCOME PER COMMON SHARE BASIC	$0.63	$0.62	$0.01	1.61%
NET INCOME PER COMMON SHARE DILUTED	$0.62	$0.61	$0.01	1.64%

Net Interest Income

Net interest income was $20.5 million for the quarter ended March 31, 2007 as compared to $19.4 million for the quarter ended March 31, 2006. The net interest margin for the quarter ended March 31, 2007 was 3.38% compared with 3.32% during the quarter ended March 31, 2006. Average earning assets increased 3.4% to $2.453 billion during the quarter ended March 31, 2007 compared to $2.373 billion in the March 2006 quarter. As a result of these variances, net interest income increased 5.3%, or $1.0 million, between the two quarters. The gross interest margin increased from 3.30% during the quarter ended March 31, 2006 to 3.33% during the quarter ended March 31, 2007.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended March 31,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,103,270	7.18%	$1,971,484	6.66%
Mortgage-backed securities	288,206	4.46	339,195	4.21
Investments and other interest-earning assets	61,991	6.20	62,642	5.76
Total interest-earning assets	$2,453,467	6.84%	$2,373,321	6.29%

Deposits	$1,836,062	3.00%	$1,741,755	2.34%
Borrowings	583,007	5.10	608,467	4.87
Total interest-bearing liabilities	$2,419,069	3.51%	$2,350,222	2.99%

Gross interest margin		3.33%		3.30%
Net interest margin		3.38%		3.32%

The interest rate environment continued to be challenging during the quarter ended March 31, 2007. Most economists are predicting that the Federal Reserve will now be on hold for a period of time and the yield curve on United States Treasury Securities will likely remain inverted. We are dealing with these challenges by continuing to sell most of our fixed-rate residential loan production while seeking to generate higher levels of commercial and consumer loan growth.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended March 31,
	2007 versus 2006
	Volume	Rate	Total
Interest income:
Loans	$2,243	$2,625	$4,868
Mortgage-backed securities	(551)	199	(352)
Investments and other interest-earning assets	20	69	89
Total interest income	1,712	2,893	4,605
Interest expense:
Deposits	570	2,978	3,548
Borrowings	(312)	340	28
Total interest expense	258	3,318	3,576
Net interest income	$1,454	$(425)	$1,029

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $1.1million for the quarter ended March 31, 2007 compared to $1.3 million for the quarter ended March 31, 2006. On an annualized basis, loans receivable increased by 5.8% during the current quarter. Also affecting provision for loan losses in the current quarter was the lower net loan charge-offs of $1.1 million for the quarter ended March 31, 2007 as compared to $1.3 million for the quarter ended March 31, 2006. Problem loans were $5.1 million at March 31, 2007 compared to $4.4 million at March 31, 2006. Total loan loss reserves as of March 31, 2007 were $14.7 million, or .70% of the total net loan portfolio compared with $14.2 million or .71% of the total net loan portfolio at March 31, 2006.

Other Income/Non-Interest Expense

Non-interest income was $1.0 million higher in the current quarter as compared to the same quarter of fiscal 2006. Gains from loan sales in the current quarter of $388 thousand reflected a decrease from $515 thousand in the quarter ended March 31, 2006. Volume of sales was $39.9 million during the current quarter compared with $41.0 million during the comparable quarter of fiscal 2006. Net gain on sale of investment and mortgage-backed securities increased by $263 thousand during the current quarter as compared to the quarter ended March 31, 2006. Insurance revenues increased $1.2 million, or 20%, during the current quarter compared to the same period in fiscal 2006. Although the March quarter is typically a strong quarter due to higher seasonal contingent-based commission income, the increase from the comparable quarter in fiscal 2006 was attributable to a $1.2 million increase in commissions from insurance sales. Service charges and fees on deposit accounts declined by $274 thousand, or 6.5%, in the current quarter as compared to the comparable quarter in fiscal 2006, a reflection of lower usage of our courtesy overdraft privilege program. Loan servicing operations, net, totaled $380 thousand during the quarter ended March 31, 2007 compared with $685 thousand during the quarter ended March 31, 2006. The current quarter’s results reflected lower valuations of our originated mortgage servicing rights, offset by higher late charge revenues. Other non-interest income increased $537 thousand, or 32.3%, in the current quarter as compared to the comparable quarter in fiscal 2006, principally as a result of an increase of $375 thousand in ATM and debit card processing fees and an increase of $77 thousand of trust service income.

Total non-interest expense increased by $2.0 million, or 9.4%, during the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.5 million, or 10.9%. The increase was partially attributable to staffing for new in-store branch expansion, increased staffing from additional insurance operations acquired, higher benefit costs and annual merit increases. Occupancy costs increased $317 thousand, or 25.4%, during the current quarter. We incurred additional occupancy costs due to in-store expansion, additional insurance offices and the effect of a significant renovation of our operations center, which has resulted in relocation of staff temporarily to space that usually is leased to external parties. The renovations will be completed in May 2007, at which time we will begin a brief refurbishment project of our adjacent building that will further delay full lease-up of available space. Excluding salaries and employee compensation and occupancy costs, non-interest expense increased $183 thousand, or 3.0% from the six month period ending March 31, 2006.

Income Tax Expense

During the second quarter of fiscal 2007 our effective tax rate approximated 35.8% as compared to 35.6% during the second quarter of fiscal 2006.

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING MARCH 31, 2007 AND 2006

The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the six months ended March 31, 2007 and 2006:

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	March 31,
	2007	2006
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$74,333	$63,482	$10,851	17.09%
Interest on mortgage-backed securities	6,302	6,899	(597)	(8.65)
Interest and dividends on investments	1,726	1,452	274	18.87
Other	212	185	27	14.59
Total interest income	82,573	72,018	10,555	14.66
INTEREST EXPENSE
Interest on deposits	27,045	18,590	8,455	45.48
Interest on borrowed money	14,371	14,590	(219)	(1.50)
Total interest expense	41,416	33,180	8,236	24.82
NET INTEREST INCOME	41,157	38,838	2,319	5.97
Provision for loan losses	1,930	2,209	(279)	(12.63)
Net interest income after provision for loan losses	39,227	36,629	2,598	7.09
OTHER INCOME
Net gain on sale of loans	762	1,252	(490)	(39.14)
Net gain on sale of investment and
mortgage-backed securities	266	3	263	8,766.67
Brokerage fees	1,316	1,419	(103)	(7.26)
Commissions on insurance	10,900	9,700	1,200	12.37
Other agency income	572	569	3	0.53
Service charges and fees on deposit accounts	8,151	8,981	(830)	(9.24)
Loan servicing operations, net	1,293	1,567	(274)	(17.49)
Gain on disposition of assets	75	114	(39)	(34.21)
Other	4,000	3,114	886	28.45
Total other income	27,335	26,719	616	2.31
NON-INTEREST EXPENSE
Salaries and employee benefits	30,013	27,054	2,959	10.94
Occupancy costs	3,221	2,590	631	24.36
Marketing	989	1,087	(98)	(9.02)
Depreciation, rental and
maintenance of equipment	2,528	2,417	111	4.59
Amortization of intangibles	225	234	(9)	(3.85)
Other	8,842	8,982	(140)	(1.56)
Total non-interest expense	45,818	42,364	3,454	8.15
Income before income taxes	20,744	20,984	(240)	(1.14)
Income tax expense	7,361	7,452	(91)	(1.22)
NET INCOME	$13,383	$13,532	$(149)	(1.10)%
NET INCOME PER COMMON SHARE BASIC	$1.11	$1.12	$(0.01)	(0.89)%
NET INCOME PER COMMON SHARE DILUTED	$1.09	$1.11	$(0.02)	(1.80)%

Net Interest Income

Net interest income was $41.2 million during the six months ended March 31, 2007 compared to $38.8 million for the six months ended March 31, 2006. The net interest margin for the six months ended March 31, 2007 was 3.37% compared with 3.32% during the six months ended March 31, 2006. Average earning assets increased 4.2% to $2.446 billion during the six months ended March 31, 2007 compared to $2.349 billion during the six months ended March 31, 2006. As a result of these variances, net interest income increased 6.0%, or $2.3 million, between the two periods.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Six Months Ended March 31,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,091,548	7.13%	$1,943,007	6.55%
Mortgage-backed securities	292,056	4.33	342,277	4.04
Investments and other interest-earning assets	62,606	6.14	63,348	5.31
Total interest-earning assets	$2,446,210	6.77%	$2,348,632	6.15%

Deposits	$1,832,323	2.96%	$1,708,389	2.18%
Borrowings	569,539	5.06	614,202	4.76
Total interest-bearing liabilities	$2,401,862	3.46%	$2,322,591	2.86%

Gross interest margin		3.31%		3.29%
Net interest margin		3.37%		3.32%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Six Months Ended March 31,
	2007 versus 2006
	Volume	Rate	Total
Interest income:
Loans	$5,051	$5,800	$10,851
Mortgage-backed securities	(1,060)	463	(597)
Investments and other interest-earning assets	5	296	301
Total interest income	3,996	6,559	10,555
Interest expense:
Deposits	1,425	7,030	8,455
Borrowings	(1,100)	881	(219)
Total interest expense	325	7,911	8,236
Net interest income	$3,671	$(1,352)	$2,319

Provision for Loan Losses

The provision for loan losses was $1.9 million for the six months ended March 31, 2007 compared with $2.2 million in the six months ended March 31, 2006. The lower provision for loan losses in the six months ended March 31, 2007 was principally attributable to slowing loan growth and lower net loan charge-offs. Net loan charge-offs totaled $1.8 million for the six months ended March 31, 2007 and $2.2 million for the six months ended March 31, 2006.

Other Income/Non-Interest Expenses

Total other income increased 2.3%, or $616 thousand, during the six months ended March 31, 2007 compared with the six months ended March 31, 2006. Insurance commissions increased $1.2 million, or 12.4% and other income increased $886 thousand, or 28.4%. Higher commissions reflected increased sales of insurance products. Other income improved principally due to higher bank card revenues of $618 thousand. Reflective of market conditions, residential mortgage originations and sales during fiscal 2007 have been lower than the same period in 2006. Gains from sales of loans decreased $490 thousand, or 39.1% during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. Deposit account fees decreased $830 thousand, or 9.2%, to $8.2 million in the current six months from $9.0 million in the comparable quarter in fiscal 2006. Our courtesy overdraft privilege program has experienced less usage during the first six months of fiscal 2007 than during the comparable period of fiscal 2006. Loan servicing operations, net, decreased by $274 thousand during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. During the six months ended March 31, 2007 we recorded a $1.0 million decrease in the market value of the originated mortgage servicing asset as compared to a $595 thousand recovery in the impairment reserve for originated mortgage servicing rights during the six months ended March 31, 2006. During the previous period, the amortization of servicing rights totaled $965 thousand. We also incurred hedging losses of $257 thousand during the current six months. Our adoption of SFAS 156 on October 1, 2006 and the subsequent election to carry the MSR at fair value resulted in no further amortization of servicing rights.

Total non-interest expenses increased by $3.5 million during the six months ended March 31, 2007, compared with the comparable six months ended March 31, 2006. Salaries and employee benefit costs were higher in the current six months, increasing by $3.0 million, due to the staffing of additional in-store sales offices opened over the past year, additional insurance operations acquired, higher health and benefit costs and annual merit increases since March 2006. Occupancy costs were $631 thousand higher in the six months ended March 31, 2007 compared to the six months ended March 31, 2006 as a result of the additional in-store offices opened and reductions in office space leased to other parties, Excluding salaries and employee compensation and occupancy costs, non-interest expense decreased $136 thousand, or 1.1% from the six month period ending March 31, 2006.

Income Tax Expense

During the six months ended March 31, 2007 and 2006 our effective tax rate approximated 35.5%.

RECENTLY ADOPTED ACCOUNTING PRONOUCEMENTS

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”) which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if the principle had always been used.

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

Accounting for Certain Hybrid Financial Instruments

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 includes the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips that are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

We adopted SFAS 155 effective October 1, 2006. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Servicing of Financial Assets

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 includes the following: (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. We adopted SFAS 156 effective October 1, 2006. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the second quarter of fiscal 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Six Months Ended March 31, 2007
	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan
10/1/2006 thru 10/31/2006	485	$36.56
11/1/2006 thru 11/30/2006	9,900	38.26
12/1/2006 thru 12/31/2006	1,163	37.45		New Plan - 1/29/2007
01/01/2007 thru 1/31/2007	286	33.84		600,000
02/01/2007 thru 2/28/2007	16,177	36.83	12,500	587,500
03/01/2007 thru 3/31/2007	127,809	34.90	125,900	461,600
	155,820	35.33	138,400

On January 29, 2007, we announced a new stock repurchase plan to acquire up to 600 thousand shares of common stock. Since approval we have purchased 138,400 shares at a cost of approximately $4.9 million. The program will expire March 31, 2008.

In addition to the repurchase program described above, the Company’s employee and outside directors stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the six months ended March 31, 2007, 17,420 shares were repurchased under these provisions.

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2007 First Financial Annual Meeting of Shareholders held January 25, 2007, there were 10,869,647 shares present in person or in proxy of the 12,056,899 shares of common stock entitled to vote at the Annual Meeting.

Proposal I - Election of Directors. The shareholders elected Paula Harper Bethea, Paul G. Campbell, Jr. and Ronnie M. Givens as directors of the Company for three-year terms ending in 2010. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management’s nominees. The director nominees received the following votes:

	FOR	WITHHELD

Paula Harper Bethea	10,671,956	197,691

Paul G. Campbell, Jr.	10,682,895	186,751

Ronnie M. Givens	10,579,766	289,880

The continuing directors for the Company are: A. Thomas Hood, Thomas J. Johnson, James C. Murray, James L. Rowe, D. Kent Sharples and Henry M. Swink.

Proposal II - Approval of the 2007 Equity Incentive Plan as adopted by the Board of Directors on October 26, 2006. The Shareholders approved the ratification of the plan with the total votes as follows:

FOR	7,527,288

AGAINST	644,265

WITHELD	66,932

BROKER NON-VOTE	2,631,364

Item 5 - Other Information

There was no information required to be disclosed by us in a report on Form 8-K during the second quarter of fiscal 2007 that was not so disclosed.

Item 6 - Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Certificate of Incorporation, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

3.2	Bylaws, as amended, of Registrant	Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

3.4	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.7	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.8	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.9	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 29, 2004

Exhibit No.	Description of Exhibit	Location
3.10	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

3.11	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed December 1, 2004

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

First Financial Holdings, Inc.

Date: May 10, 2007	By:	/s/ R. Wayne Hall
R. Wayne Hall Executive Vice President Chief Financial Officer and Principal Accounting Officer