Form 10-Q
period 2007-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2007-08-09
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Class	Outstanding Shares at
Common Stock	July 31, 2007

$.01 Par Value	11,818,174

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PAGE NO.
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item
1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition	1
at June 30, 2007 and September 30, 2006

Consolidated Statements of Income for the Three	2
Months Ended June 30, 2007 and 2006

Consolidated Statements of Income for the Nine
Months Ended June 30, 2007 and 2006	3

Consolidated Statements of Stockholders’ Equity and	4
Comprehensive Income for the Nine Months Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the	5
Nine Months Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements	6-16

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-33

3. Quantitative and Qualitative Disclosures About Market Risk	33

4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	35

1A. Risk Factors	35

2. Unregistered Sales of Equity Securities and Use of Proceeds	35

5. Other Information	35

6. Exhibits	36-38

SIGNATURES	39

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data) (Unaudited)

	June 30,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$101,011	$124,998
Investments available for sale, at fair value	25,290	29,395
Investments held to maturity	900
Investment in capital stock of FHLB	24,273	25,973
Mortgage-backed securities available for sale, at fair value	264,655	296,493
Loans receivable, net of allowance of $15,044 and $14,615	2,113,663	2,056,151
Loans held for sale	8,565	4,978
Accrued interest receivable	11,132	10,574
Office properties and equipment, net	66,140	56,080
Real estate and other assets acquired in settlement of loans	1,560	1,920
Goodwill, net	21,640	21,368
Intangible assets, net	1,072	1,338
Residential mortgage servicing rights (fair value at June 30, 2007,
and lower of cost or market at September 30, 2006)	13,660	12,843
Other assets	17,373	16,017
Total assets	$2,670,934	$2,658,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$208,850	$212,300
Interest -bearing	1,676,827	1,610,728
Total deposits	1,885,677	1,823,028
Advances from FHLB	435,000	465,000
Other short-term borrowings	50,866	69,576
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,475	5,741
Outstanding checks	13,366	14,463
Accounts payable and other liabilities	46,399	50,163
Total liabilities	2,482,175	2,474,363

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,521,553 and 16,418,384 shares
at June 30, 2007 and September 30, 2006, respectively	165	164
Additional paid-in capital	55,033	52,039
Retained income, substantially restricted	231,563	220,689
Accumulated other comprehensive loss, net of income taxes	(1,853)	(2,893)
Treasury stock at cost, 4,680,919 and 4,396,972 shares at June 30,
2007 and September 30, 2006, respectively	(96,149)	(86,234)
Total stockholders' equity	188,759	183,765
Total liabilities and stockholders' equity	$2,670,934	$2,658,128

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$38,324	$34,426
Interest on mortgage-backed securities	3,178	3,333
Interest and dividends on investments	886	790
Other	152	103
Total interest income	42,540	38,652
INTEREST EXPENSE
Interest on deposits	14,253	11,256
Interest on borrowed money	7,306	7,157
Total interest expense	21,559	18,413
NET INTEREST INCOME	20,981	20,239
Provision for loan losses	1,189	1,413
Net interest income after provision for loan losses	19,792	18,826
OTHER INCOME
Net gain on sale of loans	657	437
Net loss on sale of investment and mortgage-backed securities		(9)
Brokerage fees	571	694
Commissions on insurance	5,082	4,986
Other agency income	321	313
Service charges and fees on deposit accounts	4,602	4,386
Loan servicing operations, net	621	850
Gains on disposition of assets	115	801
Other	2,018	1,675
Total other income	13,987	14,133
NON-INTEREST EXPENSE
Salaries and employee benefits	14,596	13,549
Occupancy costs	1,601	1,603
Marketing	751	690
Furniture and equipment expense	1,362	1,243
Amortization of intangibles	112	117
Other	5,049	4,629
Total non-interest expense	23,471	21,831
Income before income taxes	10,308	11,128
Income tax expense	3,810	3,949
NET INCOME	$6,498	$7,179
NET INCOME PER COMMON SHARE BASIC	$0.55	$0.60
NET INCOME PER COMMON SHARE DILUTED	$0.54	$0.59

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$112,657	$97,909
Interest on mortgage-backed securities	9,480	10,233
Interest and dividends on investments	2,612	2,241
Other	364	287
Total interest income	125,113	110,670
INTEREST EXPENSE
Interest on deposits	41,298	29,846
Interest on borrowed money	21,677	21,747
Total interest expense	62,975	51,593
NET INTEREST INCOME	62,138	59,077
Provision for loan losses	3,119	3,622
Net interest income after provision for loan losses	59,019	55,455
OTHER INCOME
Net gain on sale of loans	1,419	1,689
Net gain (loss) on sale of investment and mortgage-backed securities	266	(6)
Brokerage fees	1,887	2,113
Commissions on insurance	15,982	14,686
Other agency income	893	882
Service charges and fees on deposit accounts	12,753	13,367
Loan servicing operations, net	1,914	2,417
Gains on disposition of assets	190	915
Other	6,018	4,789
Total other income	41,322	40,852
NON-INTEREST EXPENSE
Salaries and employee benefits	44,497	40,603
Occupancy costs	4,822	4,193
Marketing	1,740	1,777
Furniture and equipment expense	3,890	3,659
Amortization of intangibles	337	352
Other	14,003	13,611
Total non-interest expense	69,289	64,195
Income before income taxes	31,052	32,112
Income tax expense	11,171	11,401
NET INCOME	$19,881	$20,711
NET INCOME PER COMMON SHARE BASIC	$1.66	$1.72
NET INCOME PER COMMON SHARE DILUTED	$1.63	$1.70

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				20,711				20,711
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of tax of $1,271					(1,996)			(1,996)
Total comprehensive income								18,715
Common stock issued pursuant
to stock option and
employee benefit plans	127	1	2,894					2,895
Stock option tax benefit			101					101
Cash dividends ($.72 per share)				(8,659)				(8,659)
Treasury stock purchased						244	(7,396)	(7,396)
Balance at June 30, 2006	16,392	$164	$51,293	$216,652	$(5,228)	4,393	$(86,096)	$176,785

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				19,881				19,881
Other comprehensive loss:
Unrealized net gain on securities
available for sale,
net of tax of $691					1,040			1,040
Total comprehensive income								20,921
Common stock issued pursuant
to stock option and
employee benefit plans	104	1	2,923					2,924
Stock option tax benefit			71					71
Cash dividends ($.75 per share)				(9,007)				(9,007)
Treasury stock purchased						284	(9,915)	(9,915)
Balance at June 30, 2007	16,522	$165	$55,033	$231,563	$(1,853)	4,681	$(96,149)	$188,759

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,881	$20,711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,996	3,640
Amortization of intangibles	337	352
Gain on sale of loans, net	(1,419)	(1,689)
(Gain) loss on sale of investments and mortgage-backed securities, net	(266)	6
Gain on sale of property and equipment, net	(190)	(915)
Loss (gain) on sale of real estate owned, net	25	(38)
Stock compensation expense	581	557
Tax benefit resulting from stock options	71	101
Amortization of unearned discounts/premiums on investments, net	393	1,001
Decrease in deferred loan fees and discounts	(426)	(195)
Increase in receivables and other assets	(1,984)	(868)
Provision for loan losses	3,119	3,622
Write down of real estate and other assets acquired in settlement of loans	21	56
Proceeds from sales of loans held for sale	129,009	134,309
Capitalized mortgage servicing rights	(1,682)
Decrease in fair value of mortgage servicing rights	865
Impairment recovery from write-down of mortgage servicing rights		(795)
Origination of loans held for sale	(131,177)	(133,232)
(Decrease) increase in accounts payable and other liabilities	(5,494)	8,696
Net cash provided by operating activities	15,660	35,319
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	8,479	3,000
Proceeds from sales of investment securities available for sale	9,543	14,543
Purchases of investment securities held to maturity	(900)
Purchases of investment securities available for sale	(13,661)	(18,335)
Redemption (purchase) of FHLB stock	1,700	(3,148)
Increase in loans, net	(63,469)	(167,875)
Repayments on mortgage-backed securities available for sale	53,670	69,450
Proceeds from sales of mortgage-backed securities available for sale		3,314
Purchase of mortgage-backed securities available for sale	(20,512)	(31,025)
Proceeds from the sales of real estate owned	3,577	3,274
Acquisition of intangibles	(343)	(233)
Net purchase of office properties and equipment	(13,866)	(4,733)
Net cash used in investing activities	(35,782)	(131,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in checking, passbook and money market fund accounts	(2,724)	77,849
Net increase in certificates of deposit	65,373	77,081
Net (repayments) proceeds of FHLB advances	(30,000)	65,000
Net decrease in securities sold under agreements to repurchase	(18,706)	(102,022)
Net decrease in other borrowings	(4)	(4)
Decrease in advances by borrowers for taxes and insurance	(1,266)	(1,670)
Proceeds from the exercise of stock options	2,313	2,312
Tax benefit resulting from stock options	71	101
Dividends paid	(9,007)	(8,659)
Treasury stock purchased	(9,915)	(7,396)
Net cash (used in) provided by financing activities	(3,865)	102,592
Net (decrease) increase in cash and cash equivalents	(23,987)	6,143
Cash and cash equivalents at beginning of period	124,998	123,579
Cash and cash equivalents at end of period	$101,011	$129,722
Supplemental disclosures:
Cash paid during the period for:
Interest	$63,344	$48,306
Income taxes	12,776	11,560
Loans foreclosed	3,824	4,146
Loans securitized		2,221
Unrealized net gain (loss) on securities available for sale, net of income tax	1,040	(1,996)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Commission Revenue Recognition

First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and supplemental commissions are recognized as revenue when received or when determinable. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relates to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commissions are deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This commission is recognized in the same manner as commission revenues.

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

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under SFAS 140. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). We elected to adopt SFAS 156 effective October 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights. Adopting the fair value measurement method did not result in a cumulative-effect adjustment to retained earnings as the carrying value of the asset at adoption approximated fair value. Additional information regarding mortgage servicing rights is disclosed in Note 8 of Notes to Consolidated Financial Statements.

NOTE 2. Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. First Federal has a total of 54 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4. Share-Based Payment Arrangements

At June 30, 2007 and 2006, we had several share-based payment plans for employees. Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended June 30, 2007 was $221 thousand and $195 thousand for the three months ended June 30, 2006.The total compensation cost of share-based payment plans during the nine months ended June 30, 2007 was $581 thousand and $557 thousand for the nine months ended June 30, 2006. The amount of related income tax benefit recognized in income during the three months ended June 30, 2007 was $24 thousand and $29 thousand for the three months ended June 30, 2006, resulting in a $197 thousand reduction in net income for the three months ended June 30, 2007 and $166 thousand for the three months ended June 30, 2006. The amount of related income tax benefit recognized in income during the nine months ended June 30, 2007 was $71 thousand and $76 thousand for the nine months ended June 30, 2006, resulting in a $511 thousand reduction in net income for the nine months ended June 30, 2007 and $481 thousand reduction in income for the nine months ended June 30, 2006.

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

A summary of stock option activity under the Employee Share Option Plans as of June 30, 2007 and changes during the three and nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at April 1, 2007	816,030	26.08
Granted	127,681	33.06
Exercised	(19,300)	25.87
Forfeited or expired	(2,254)	32.18
Outstanding at June 30, 2007	922,157	27.03	4.11	4,668
Exercisable at June 30, 2007	647,888	24.93	4.15	4,269

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2006	863,371	25.30
Granted	174,090	33.00
Exercised	(99,784)	21.57
Forfeited or expired	(15,520)	28.61
Outstanding at June30, 2007	922,157	27.03	4.11	4,668
Exercisable at June 30, 2007	647,888	24.93	4.15	4,269

The weighted-average grant-date fair value of share options granted during the nine months ended June 30, 2007 was $8.18 and for June 30, 2006 was $7.66. The total intrinsic value of share options exercised during the nine months ended June 30, 2007 was $1.43 million and for June 30, 2006 was $1.65 million.

As of June 30, 2007 there was $1.7 million and as of June 30, 2006 there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. The total original fair-value of shares vested during the nine months ended June 30, 2007 was $453 thousand and for the nine months ended June 30, 2006 was $396 thousand.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. Performance targets for fiscal 2006 resulted in the awarding of 3,385 shares in fiscal 2007 to the directors serving First Financial and the Subsidiaries.

NOTE 5. Other Comprehensive Income

    SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the nine months ended June 30, 2007 amounted to $20.9 million and for the nine months ended June 30, 2006 amounted to $18.7 million.

Our “other comprehensive income (loss)” for the three and nine months ended June 30, 2007 and 2006 and “accumulated other comprehensive income (loss)” as of June 30, 2007 and 2006 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended June 30, 2007 and 2006 follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006

Unrealized holding losses arising during period, net of tax	$(412)	$(681)
Less: reclassification adjustment for realized losses,
net of tax		(6)
Unrealized losses on securities available for sale,
net of applicable income taxes	$(412)	$(675)

Other comprehensive income (loss) for the nine months ended June 30, 2007 and 2006 follows (in thousands):

	Nine Months Ended
	June 30,
	2007	2006

Unrealized holding gains (losses) arising during period, net of tax	$1,210	$(2,000)
Less: reclassification adjustment for realized gains (losses),
net of tax	170	(4)
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$1,040	$(1,996)

NOTE 6. Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, were as follows:

	Less than 12 Months			12 Months or Longer			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale

June 30, 2007
U.S. Treasury	2	$5,977	$41				2	$5,977	$41
U.S. Government agency
mortgage-backed securities	4	12,323	7	14	99,408	854	18	111,731	861
Collateral mortgage obligations	4	41,625	220	4	26,223	593	8	67,848	813
Other mortgage-backed securities	5	33,877	256	11	47,745	1,086	16	81,622	1,342
Corporate securities				2	2,241	173	2	2,241	173
Total temporarily impaired	15	$93,802	$524	31	$175,617	$2,706	46	$269,419	$3,230

Securities held to maturity
Municipal obligations	1	$446	$4				1	$446	$4

At June 30, 2007, we had 46 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7. Intangible Assets

Intangible assets, net of accumulated amortization, at June 30, 2007, September 30, 2006 and June 30, 2006 are summarized as follows (in thousands):

	June 30,	September 30,	June 30,
	2007	2006	2006
Goodwill	$21,640	$21,368	$21,439
Customer list	3,716	3,645	3,602
Less accumulated amortization	(2,644)	(2,307)	(2,182)
	1,072	1,338	1,420
Total	$22,712	$22,706	$22,859

	First Southeast	Kimbrell
	Insurance	Insurance
	Services, Inc.	Group, Inc.	Total
Balance, September 30, 2006	$15,722	$5,646	$21,368
Goodwill acquired during the period	167	105	272
Balance, June 30, 2007	$15,889	$5,751	$21,640

Goodwill increased during the nine months ended June 30, 2007 as a result of the purchase of the assets of Peoples Insurance Agency, Beaufort, South Carolina and performance based payments to principals of Atlantic Acceptance Corporation. It is anticipated that the majority of the purchase price of Peoples Insurance Agency will be classified as goodwill with a percentage allocated to intangibles. At June 30, 2007, this allocation had not been determined.

Amortization of intangibles totaled $337 thousand for the nine months ended June 30, 2007, $476 thousand for the fiscal year ended September 30, 2006 and $352 thousand for the nine months ended June 30, 2006.

We expect to record amortization expense related to intangibles of $462 thousand for fiscal year 2007, $349 thousand for fiscal year 2008, $188 thousand for fiscal 2009, $113 thousand for fiscal 2010, $92 thousand for fiscal 2011 and an aggregate of $205 thousand for all years thereafter.

NOTE 8. Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $986.6 million at June 30, 2007 and $957.0 million at June 30, 2006. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

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

The amount of contractually specified servicing fees earned by the Company during the three months ended June 30, 2007 were $640 thousand and for the three months ended June 30, 2006 were $642 thousand. The amount of contractually specified servicing fees earned by the Company during the nine months ended June 30, 2007 and June 30, 2006 was $1.9 million. We report contractually specified servicing fees in loan servicing operations, net in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three and nine months ended June 30, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$12,709	$12,825	$12,843	$12,209
Additions
Servicing assets that resulted from transfers
of financial assets	789	466	1,682	1,452
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	164		(857)
Other	(2)		(8)
Amortization		(453)		(1,418)
Impairment recovery		200		795
Balance at end of period	$13,660	$13,038	$13,660	$13,038

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended June 30, 2007, we recognized in earnings $684 thousand in net losses on free standing derivatives used to economically hedge the MSRs and during the nine months ended June 30, 2007, we recognized in earnings $942 thousand in net losses. These net losses are recorded in loan servicing operations, net, in the consolidated statements of income.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
June 30, 2007
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$13,660
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	96.8%
Adjustable-rate mortgage loans	3.2%
Total	100.0%
Constant Prepayment Rate (CPR)	7.76%
Weighted Average Portfolio Rate	5.91%
Discount rate	10.17%
Fair Market Value Change as assumptions change
.50	4.70%
.25	2.60%
Flat (Base Case)
(.25)	(3.20%)
(.50)	(8.00%)

NOTE 9. Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activitiess” (“SFAS 133”), All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities. The commitments to originate fixed rate conforming loans totaled $18.9 million at June 30, 2007. It is anticipated 80% of these loans will close totaling $15.2 million. The fair value of the $15.2 million is a liability of $149 thousand at June 30, 2007. The off-balance sheet obligations under the above derivative instruments totaled $22.6 million at June 30, 2007 with a fair value adjustment of an asset of $24 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSR. During the quarter ended June 30, 2007, gross MSR values increased $642 thousand due to interest rate movements, while hedge losses totaled $684 thousand for the quarter. For the nine months ended June 30, 2007, gross MSR values increased $277 thousand due to interest rate movements, of which we estimate that a $975 thousand gain occurred after hedging activities commenced, while hedge losses totaled $942 thousand. The notional value of our off-balance sheet positions as of June 30, 2007 totaled $40.5 million with a fair value of a liability of $169 thousand.

NOTE 10. Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,
	2007	2006
Weighted average number of common shares used
in basic EPS	11,885,909	12,013,349
Effect of dilutive stock options	145,629	150,065
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,031,538	12,163,414

	Nine Months Ended June 30,
	2007	2006
Weighted average number of common shares used
in basic EPS	11,991,631	12,030,133
Effect of dilutive stock options	180,527	164,544
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,172,158	12,194,677

For the three and nine months ended June 30, 2007 there were 254,016 option shares as compared to June 30, 2006 when there were 351,472 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the year.

NOTE 11. Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.

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

Three months ended June 30, 2007
		Insurance
	Banking	Activities	Other	Total
Interest income	$42,356	$144	$40	$42,540
Interest expense	20,771	50	738	21,559
Net interest income	21,585	94	(698)	20,981
Provision for loan losses	1,175	14		1,189
Other income	8,122	25	437	8,584
Commissions on insurance and
other agency income	73	5,370	(40)	5,403
Non-interest expenses	18,255	4,199	905	23,359
Amortization of intangibles		112		112
Income tax expense	3,748	419	(357)	3,810
Net income	$6,602	$745	$(849)	$6,498

Nine months ended June 30, 2007
		Insurance
	Banking	Activities	Other	Total
Interest income	$124,476	$469	$168	$125,113
Interest expense	60,614	176	2,185	62,975
Net interest income	63,862	293	(2,017)	62,138
Provision for loan losses	3,075	44		3,119
Other income	22,468	155	1,824	24,447
Commissions on insurance and
other agency income	230	16,757	(112)	16,875
Non-interest expenses	53,439	12,335	3,178	68,952
Amortization of intangibles		337		337
Income tax expense	10,673	1,616	(1,118)	11,171
Net income	$19,373	$2,873	$(2,365)	$19,881

June 30, 2007
Total assets	$2,631,691	$42,406	$(3,163)	$2,670,934
Loans	$2,119,071	$3,157		$2,122,228
Deposits	$1,896,208		$(10,531)	$1,885,677

Three months ended June 30, 2006
		Insurance
	Banking	Activities	Other	Total
Interest income	$38,437	$148	$67	$38,652
Interest expense	17,627	52	734	18,413
Net interest income	20,810	96	(667)	20,239
Provision for loan losses	1,400	13		1,413
Other income	8,214	48	572	8,834
Commissions on insurance and
other agency income	81	5,250	(32)	5,299
Non-interest expenses	16,329	3,941	1,444	21,714
Amortization of intangibles		117		117
Income tax expense	3,996	476	(523)	3,949
Net income	$7,380	$847	$(1,048)	$7,179

Nine months ended June 30, 2006
		Insurance
	Banking	Activities	Other	Total
Interest income	$110,155	$345	$170	$110,670
Interest expense	49,232	124	2,237	51,593
Net interest income	60,923	221	(2,067)	59,077
Provision for loan losses	3,600	22		3,622
Other income	23,358	182	1,744	25,284
Commissions on insurance and
other agency income	174	15,490	(96)	15,568
Non-interest expenses	48,875	11,190	3,778	63,843
Amortization of intangibles		352		352
Income tax expense	11,221	1,558	(1,378)	11,401
Net income	$20,759	$2,771	$(2,819)	$20,711

Total assets	$2,604,434	$41,466	$5,794	$2,651,694
Loans	$2,043,136	$4,830		$2,047,966
Deposits	$1,817,950		$(5,948)	$1,812,002

NOTE 12. Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2007 was $4.7 million.

NOTE 13. Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 14. Loan Sales

During the nine months ended June 30, 2007, First Federal had loan sales of approximately $127.6 million and $132.6 million for the nine months ended June 30, 2006, of which $82.7 million for June 30, 2007 and $84.0 million for June 30, 2006 were to the Federal Home Loan Bank of Atlanta (“FHLB”).

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

Prior to October 1, 2006, servicing of the loans sold to the FHLB were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156. Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase, South Carolina Housing Authority and Greenpoint.

NOTE 15. Subsequent Event

Prior to the filing of this report and after the end of the reporting period, state legislation has been signed into law that may impact the tax liability of the Company. The date of enactment and the retroactive effective date (January 1, 2007) of this legislation both raise the possibility of an increased tax liability for the current fiscal year and future periods. The Company is currently evaluating the impact of this legislation.

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

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are approximately $2.7 billion as of June 30, 2007.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking

•	cash management

•	retail investment services

•	mortgage banking

•	insurance, and

•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 12 in-store (Wal-Mart Supercenters-11 and Kroger Grocery Stores-1) retail branch sales offices, and four limited services branches located in the following counties: Charleston (19), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

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

THIRD QUARTER HIGHLIGHTS

Net income for the quarter ended June 30, 2007 decreased to $6.5 million from net income of $7.2 million in the comparable quarter in fiscal 2006. Diluted earnings per common share decreased to $.54 per common share for the quarter ended June 30, 2007 from diluted earnings per share of $.59 per common share for the quarter ended June 30, 2006.

Our net interest margin increased three basis points to 3.40% for the quarter ended June 30, 2007 from 3.37% for the comparable quarter ended June 30, 2006. Changes in the average balances of interest earning assets from the quarter ended June 30, 2006 to the current quarter ended June 30, 2007 included a $108.1 million increase in average loans while other average earning assets declined by $35.8 million.

On a linked quarter basis, our net interest margin increased this quarter by two basis point to 3.40% from 3.38% for the quarter ended March 31, 2007. Compared with the quarter ended March 31, 2007, the average yield on earning assets increased by four basis points to 6.88% while the average rate on costing liabilities increased by three basis points to 3.54%.

Total revenues, defined as net interest income plus total other income, excluding net gains (losses) on sales of investments and mortgage-backed securities, and gains on disposition of assets, increased $1.3 million during the quarter ended June 30, 2007, an increase of 3.8% from the comparable quarter ended June 30, 2006. Deposit account revenues totaled $4.6 million during the quarter ended June 30, 2007 compared with $4.4 million during the quarter ended June 30, 2006. Deposit account revenues increased 16.6% from the linked quarter. This increase in deposit fees during the quarter is primarily attributable to the expansion of our courtesy overdraft privilege program. Other income was $2.0 million for the quarter ended June 30, 2007, up 20.5% from the comparable quarter ended June 30, 2006, principally attributable to the growth in our bank card revenues.

Total non-interest expenses increased by $1.6 million, or 7.5% to $23.5 million for the quarter ended June 30, 2007 compared to $21.8 million for the quarter ended June 30, 2006. Salaries and employee benefits increased by $1.0 million, attributable principally to staffing for our in-store branch expansion, increased staffing for additional insurance operations acquired, higher health benefit costs and annual merit increases. .Other expenses increased $420 thousand or 9.1% as compared to the quarter ended June 30, 2006. This increase was mainly attributable to expansion of the courtesy overdraft privilege program and consulting services utilized during the quarter.

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

Mortgage Servicing Rights

On March 17, 2006, The Financial Accounting Standards Board (“FASB”) released SFAS No. 156. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.

During the first quarter of fiscal 2007, we adopted SFAS No. 156 and recorded the majority of our Mortgage Servicing Rights (“MSR”) at fair value effective October 1, 2006. Upon adoption, there was no adjustment to retained earnings required. During the March quarter we implemented a hedging program for our originated mortgage servicing rights.

Prior to October 1, 2006 the loans originated and sold where the servicing rights had been retained, we allocated the cost of the loan and servicing rights based on their relative fair values. MSR were amortized over the estimated period of the related net servicing income and were evaluated quarterly for impairment. Impairment occurred when the estimated fair value of the MSR fell below its carrying value.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2007, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $130.4 million. Unused business, personal and credit card lines, which totaled $347.3 million at June 30, 2007, are generally for short-term borrowings.

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

The components of net periodic benefit costs for the three months ended June 30, 2007 and 2006 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended June 30,
	2007	2006

Interest Cost	$22	$22
Amortization of transition obligation	21	21

	$43	$43

The components of net periodic benefit costs for the nine months ended June 30, 2007 and 2006 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Nine months ended June 30,
	2007	2006

Interest Cost	$66	$66
Amortization of transition obligation	63	63

	$129	$129

We previously disclosed in our financial statements for the year ended September 30, 2006, that we expected to contribute $111 thousand for postretirement benefit payments in fiscal year 2007, net of $25 thousand in Medicare D Subsidy reimbursement. As of the three and nine months ended June 30, 2007, $53 thousand and $171 thousand, respectively, of contributions had been made.

BALANCE SHEET ANALYSIS

Total assets of First Financial increased $12.8 million, or .48%, during the nine months ended June 30, 2007. The following table shows the variances in dollars and percent change between the Consolidated Statements of Financial Condition for First Financial at June 30, 2007 and September 30, 2006:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2007	2006
	(Amounts in thousands)
	(Unaudited)		Variance	% Change
ASSETS
Cash and cash equivalents	$101,011	$124,998	$(23,987)	(19.19)%
Investments available for sale, at fair value	25,290	29,395	(4,105)	(13.96)
Investments held to maturity	900		900	100.00
Investment in capital stock of FHLB	24,273	25,973	(1,700)	(6.55)
Mortgage-backed securities available for sale, at fair value	264,655	296,493	(31,838)	(10.74)
Loans receivable, net of allowance of $15,044 and $14,615	2,113,663	2,056,151	57,512	2.80
Loans held for sale	8,565	4,978	3,587	72.06
Goodwill, net	21,640	21,368	272	1.27
Intangible assets, net	1,072	1,338	(266)	(19.88)
Residential mortgage servicing rights (fair value at June 30, 2007, and lower of cost or market at September 30, 2006)	13,660	12,843	817	6.36
Other assets	96,205	84,591	11,614	13.73
Total assets	$2,670,934	$2,658,128	$12,806	0.48%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$208,850	$212,300	$(3,450)	(1.63)%
Interest-bearing	1,676,827	1,610,728	66,099	4.10
Total deposits	1,885,677	1,823,028	62,649	3.44
Advances from Federal Home Loan Bank	435,000	465,000	(30,000)	(6.45)
Other short-term borrowings	50,866	69,576	(18,710)	(26.89)
Long-term debt	46,392	46,392
Other liabilities	64,240	70,367	(6,127)	(8.71)
Total liabilities	2,482,175	2,474,363	7,812	0.32

Stockholders' equity	188,759	183,765	4,994	2.72
Total liabilities and stockholders' equity	$2,670,934	$2,658,128	$12,806	0.48%

Investment Securities and Mortgage-backed Securities

Investments held to maturity increased $900 thousand in the nine months ended June 30, 2007 while investments available for sale, investment in capital stock of FHLB, and mortgage-backed securities available for sale decreased $37.6 million during the same period. We sold $9.5 million of investments available for sale while $8.5 million of investments available for sale matured during the nine months ended June 30, 2007. During the nine months ended June 30, 2007, there were repayments of mortgage-backed securities totaling $53.7 million. We purchased $20.5 million of mortgage-backed securities and $14.6 million of other investments during the nine months ended June 30, 2007.

Loans Receivable

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):
	June 30,	September 30,	June 30,
	2007	2006	2006
Real estate - residential mortgages (1-4 family)	$904,138	$910,497	$908,743
Real estate - residential construction	86,074	101,702	106,787
Commercial secured by real estate including multi-family	284,649	283,016	286,013
Commercial financial and agricultural	83,629	82,316	78,314
Land	227,472	206,858	195,950
Home equity loans	263,588	252,393	253,884
Mobile home loans	193,449	173,801	170,262
Credit cards	14,272	13,334	13,298
Other consumer loans	134,944	119,741	117,665
Total gross loans	2,192,215	2,143,658	2,130,916

Less:
Allowance for loan losses	15,044	14,615	14,461
Loans in process	56,497	69,043	69,637
Deferred loan fees and discounts on loans	(1,554)	(1,129)	(1,148)
	69,987	82,529	82,950
Total	$2,122,228	$2,061,129	$2,047,966

Net loans increased $61.1 million during the nine months ended June 30, 2007. The above chart shows a decline in residential mortgages and residential construction loans during the first three quarters of fiscal 2007. Gross residential loans (1-4 family) and gross residential construction loans declined $22.0 million during the nine months ending June 30, 2007, reflecting a slow-down in residential sales and permits in our markets. Most other categories of loans exhibited growth in this same period, particularly land, home equity and mobile home loans. We continue to place increased emphasis on the origination of commercial business and consumer loans.

We have expanded our mobile home lending program to include the states of South Carolina, Alabama, Florida, Georgia, Tennessee and North Carolina. Our mobile home loan portfolio was 9.1% of the net loan portfolio at June 30, 2007 compared to 8.3% of the net loan portfolio at June 30, 2006. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The average coupon on the mobile home loan portfolio at June 30, 2007 was 9.52% and 9.58% at June 30, 2006.

Asset Quality

The following table summarizes our problem assets for the periods indicated (amounts in thousands):

	June 30,	September 30,	June 30,
	2007	2006	2006
Non-accrual loans	$5,710	$3,684	$5,020
Loans 90 days or more delinquent (1)	90	64	64
Real estate and other assets acquired in settlement of loans	1,560	1,920	1,725
Total	$7,360	$5,668	$6,809
As a percent of loans and real estate owned	0.34%	0.27%	0.33%
As a percent of total assets	0.28%	0.21%	0.26%

(1) The Company continues to accrue interest on these loans.

Problem assets increased $1.7 million during the nine months ended June 30, 2007 from September 30, 2006. The increase from September 30, 2006 was primarily in non-accrual loans while real estate and other assets acquired in settlement of loans declined. Approximately 37% of non-accrual loans at June 30, 2007 were commercial business loans and another approximately 20% are secured by single-family property.

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

Following is a summary of the reserve for loan losses (in thousands):

	At and for the nine months
	ended June 30,
	2007	2006
Balance at beginning of year	$14,615	$14,155
Provision charged to operations	3,119	3,622
Recoveries of loans previously charged-off	439	573
Loan losses charged to reserves	(3,129)	(3,889)
Balance at end of period	$15,044	$14,461

Net charge-offs totaled $2.7 million in the current nine months ended June 30, 2007 compared to $3.3 million in the comparable nine months in fiscal 2006. Consumer net charge-offs totaled $2.3 million in the current nine months compared to $2.6 million in the comparable nine months in fiscal 2006. Included in the consumer loan net charge-offs were $1.2 million in net losses on the mobile home loan portfolio during the nine months ended June 30, 2007 and $1.6 million during the nine months ended June 30, 2006. Real estate (residential and commercial) and commercial loan net charge-offs were $366 thousand in the current nine months, compared to $704 thousand in the nine months ended June 30, 2006. Annualized net charge-offs as a percentage of average net loans decreased five basis points to .17% for the nine months ended June 30, 2007 as compared to .22% for the nine months ended June 30, 2006. The average net loss rate on the mobile home portfolio on an annualized basis was .90% for the nine months ended June 30, 2007, declining from 1.34% for the nine months ended June 30, 2006. Excluding the mobile home loan portfolio, our annualized net charge-offs as a percentage of average net loans decreased from .17% for the nine months ended June 30, 2006 to .10% for the recent nine months ended June 30, 2007.

Over recent years we have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

  Our impaired loans totaled $3.0 million at June 30, 2007, $0 at September 30, 2006 and $829 thousand at June 30, 2006. The increase in impaired loans for the nine months ended June 30 2007 occurred in commercial business of $2.1 million, residential construction of $620 thousand and commercial real estate of $222 thousand.

Deposits and Borrowings

First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	June 30, 2007		September 30, 2006		June 30, 2006
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$208,850	11.08%	$212,300	11.65%	$222,085	12.26%
Interest-bearing checking accounts	271,093	14.38	262,405	14.39	277,799	15.33
Statement and other accounts	140,924	7.47	148,752	8.16	158,049	8.72
Money market accounts	373,541	19.81	373,675	20.50	365,337	20.16
Certificate accounts	891,269	47.26	825,896	45.30	788,732	43.53
Total deposits	$1,885,677	100.00%	$1,823,028	100.00%	$1,812,002	100.00%

Deposits increased $62.6 million during the nine months ended June 30, 2007. Checking accounts increased by $5.2 million and certificate accounts increased by $65.4 million while statement and other accounts decreased by $8.0 million. An inverted yield curve during most of the nine months and attractive pricing for short-term certificates of deposit have been instrumental in increasing certificate accounts during the nine months ended June 30, 2007.

As a result principally of higher deposit growth, our borrowings decreased $48.7 million during the nine months ended June 30, 2007. FHLB advances decreased $30.0 million and other short-term borrowings decreased $18.7 million during the nine months ended June 30, 2007.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit. The rate on the funding line was based on three month LIBOR. At June 30, 2007, the balance on this line of credit was $0.

Stockholders’ Equity

Our capital ratio, total capital to total assets, was 7.07% at June 30, 2007, compared to 6.91% at September 30, 2006. During the nine months ended June 30, 2007, we increased our dividend to stockholders to $.75 compared with $.72 per share in the first nine months of fiscal 2006.

Changes in stockholders' equity during the nine months ended June 30, 2007 were comprised principally of net income, the after tax effect of reduced unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, dividends paid and treasury stock repurchased. Under the stock repurchase plan announced in January 2007, approximately 337 thousand shares are available to be purchased.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2007, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2007 (amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Tangible capital (to Total Assets)	$196,956	7.48%	$39,475	1.50%
Core capital (to Total Assets)	196,956	7.48	105,389	4.00	$131,736	5.00%
Tier I capital (to Risk-based Assets)	196,956	9.74			119,889	6.00
Risk-based capital (to Risk-based Assets)	209,712	10.50	159,852	8.00	199,815	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2006.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

 First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2007 (in thousands).

	At June 30, 2007
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$708,357	$105,055	$24,762	$23,657	$29,438	$891,269
Borrowings	210,053		125,000	25,000	172,205	532,258
Purchases	1,893					1,893
Operating leases	1,866	1,535	1,238	1,600	4,299	10,538
Total contractual obligations	$922,169	$106,590	$151,000	$50,257	$205,942	$1,435,958

First Federal’s use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at June 30, 2007 estimates that an additional $277 million of funding is available. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $125 million callable in fiscal 2007, with a weighted average rate of 5.50%; $100 million callable in fiscal 2008, with a weighted average rate of 3.74%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

During the current nine months we experienced a net cash outflow from investing activities of $35.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $35.1 million, purchase of office properties and equipment of $13.9 million, and a net increase of $63.5 million in loans, offset by repayments of mortgage-backed securities of $53.7 million, proceeds from sales and maturities of investments available for sale of $18.0 million, redemption of FHLB stock of $1.7 million and proceeds from sales of real estate owned of $3.6 million. We experienced a cash inflow of $15.7 million from operating activities and a cash outflow of $3.9 million from financing activities. Financing activities consisted principally of a net increase of $62.6 million in deposits and proceeds from exercise of stock options of $2.3 million offset by decreases of $18.7 million in securities sold under agreements to repurchase, repayments of FHLB advances of $30.0 million, decrease in advances by borrowers for taxes and insurance of $1.3 million, dividends paid of $9.0 million and purchase of treasury stock of $9.9 million during the first nine months of fiscal 2007.

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

As of June 30, 2007, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at June 30, 2007 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(4.48)%
1.00	(2.18)
Flat (Base Case)
(1.00)	1.47
(2.00)	1.35

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

The following table is a summary of our one-year dynamic gap at June 30, 2007 (amounts in thousands):

June 30, 2007
Interest-earning assets maturing or repricing within one year	$1,166,574
Interest-bearing liabilities maturing or repricing within one year	1,152,420
Cumulative gap	$14,154

Gap as a percent of total assets	0.53%

Based on our June 30, 2007 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.2 billion in interest-earning assets will reprice and approximately $1.2 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $14.2 million, or .53% of assets. Our one year dynamic gap position at June 30, 2006 was a negative $103.7 million, or 3.9% of assets. At the end of the fiscal year ended September 30, 2006, the dynamic gap was a positive $82.8 million or 3.11% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Changes between the periods were related to differing prepayment speeds expected, levels of loans held for sale and decreased rate sensitive liabilities, which are repricing in one year.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would decrease if market interest rates decreased. A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of yield curve. As the above indicates, we believe First Financial will be positively impacted by a decline in interest rates and by a change to a steeper or normal yield curve versus the current flat yield curve.

COMPARISON OF OPERATING RESULTS
QUARTERS ENDING JUNE 30, 2007 AND 2006

The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the quarters ended June 30, 2007 and 2006:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2007	2006
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$38,324	$34,426	$3,898	11.32%
Interest on mortgage-backed securities	3,178	3,333	(155)	(4.65)
Interest and dividends on investments	886	790	96	12.15
Other	152	103	49	47.57
Total interest income	42,540	38,652	3,888	10.06
INTEREST EXPENSE
Interest on deposits	14,253	11,256	2,997	26.63
Interest on borrowed money	7,306	7,157	149	2.08
Total interest expense	21,559	18,413	3,146	17.09
NET INTEREST INCOME	20,981	20,239	742	3.67
Provision for loan losses	1,189	1,413	(224)	(15.85)
Net interest income after provision for loan losses	19,792	18,826	966	5.13
OTHER INCOME
Net gain on sale of loans	657	437	220	50.34
Net gain on sale of investment and
mortgage-backed securities		(9)	9	(100.00)
Brokerage fees	571	694	(123)	(17.72)
Commissions on insurance	5,082	4,986	96	1.93
Other agency income	321	313	8	2.56
Service charges and fees on deposit accounts	4,602	4,386	216	4.92
Loan servicing operations, net	621	850	(229)	(26.94)
Gain on disposition of assets	115	801	(686)	(85.64)
Other	2,018	1,675	343	20.48
Total other income	13,987	14,133	(146)	(1.03)
NON-INTEREST EXPENSE
Salaries and employee benefits	14,596	13,549	1,047	7.73
Occupancy costs	1,601	1,603	(2)	(0.12)
Marketing	751	690	61	8.84
Depreciation, rental and
maintenance of equipment	1,362	1,243	119	9.57
Amortization of intangibles	112	117	(5)	(4.27)
Other	5,049	4,629	420	9.07
Total non-interest expense	23,471	21,831	1,640	7.51
Income before income taxes	10,308	11,128	(820)	(7.37)
Income tax expense	3,810	3,949	(139)	(3.52)
NET INCOME	$6,498	$7,179	$(681)	(9.49)%
NET INCOME PER COMMON SHARE BASIC	$0.55	$0.60	$(0.05)	(8.33)%
NET INCOME PER COMMON SHARE DILUTED	$0.54	$0.59	$(0.05)	(8.47)%

Net Interest Income

Net interest income was $21.0 million for the quarter ended June 30, 2007 as compared to $20.2 million for the quarter ended June 30, 2006. The net interest margin for the quarter ended June 30, 2007 was 3.40% compared with 3.37% during the quarter ended June 30, 2006. Average earning assets increased 3.0% to $2.478 billion during the quarter ended June 30, 2007 compared to $2.405 billion in the June 2006 quarter. As a result of these variances, net interest income increased 3.7%, or $742 thousand, between the two quarters.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Three Months Ended June 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,131,985	7.21%	$2,023,916	6.82%
Mortgage-backed securities	280,933	4.54	320,147	4.18
Investments and other interest-earning assets	64,833	6.17	61,377	5.79
Total interest-earning assets	$2,477,751	6.88%	$2,405,440	6.44%

Deposits	$1,878,237	3.04%	$1,804,496	2.50%
Borrowings	566,440	5.17	574,901	4.99
Total interest-bearing liabilities	$2,444,677	3.54%	$2,379,397	3.10%

Gross interest margin		3.34%		3.34%
Net interest margin		3.40%		3.37%

The interest rate environment continued to be challenging during the quarter ended June 30, 2007. Most economists are predicting that the Federal Reserve will now be on hold for a period of time. While the yield curve on United States Treasury Securities is no longer inverted, it still continues to exert pressure on our margin. We are dealing with these challenges by continuing to sell most of our fixed-rate residential loan production while seeking to generate higher levels of commercial and consumer loan growth.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended June 30,
	2007 versus 2006
	Volume	Rate	Total
Interest income:
Loans	$1,882	$2,016	$3,898
Mortgage-backed securities	(427)	272	(155)
Investments and other interest-earning assets	46	99	145
Total interest income	1,501	2,387	3,888
Interest expense:
Deposits	476	2,521	2,997
Borrowings	(106)	255	149
Total interest expense	370	2,776	3,146
Net interest income	$1,131	$(389)	$742

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $1.2 million for the quarter ended June 30, 2007 compared to $1.4 million for the quarter ended June 30, 2006. On an annualized basis, net loans receivable increased by 2.8% during the current quarter. Also affecting provision for loan losses in the current quarter was the lower net loan charge-offs of $855 thousand for the quarter ended June 30, 2007 as compared to $1.1 million for the quarter ended June 30, 2006. Problem loans were $5.8 million at June 30, 2007 compared to $5.1 million at June 30, 2006. Total loan loss reserves as of June 30, 2007 were $15.0 million, or .70% of the total loan portfolio compared with $14.5 million or .70% of the total loan portfolio at June 30, 2006.

Other Income/Non-Interest Expense

Non-interest income was $146 thousand lower in the current quarter as compared to the same quarter of fiscal 2006. Gains from loan sales in the current quarter of $657 thousand reflected an increase from $437 thousand in the quarter ended June 30, 2006. Volume of loan sales was $54.3 million during the current quarter compared with $39.4 million during the comparable quarter of fiscal 2006. Insurance revenues increased $104 thousand, or 2.0%, during the current quarter compared to the same period in fiscal 2006. Service charges and fees on deposit accounts increased by $216 thousand, or 4.9%, in the current quarter as compared to the comparable quarter in fiscal 2006. Loan servicing operations, net, totaled $621 thousand during the quarter ended June 30, 2007 compared with $850 thousand during the quarter ended June 30, 2006. During the three months ended June 30, 2007, we recognized in earnings $684 thousand in net losses on free standing derivatives used to economically hedge the MSRs offset by an increase in MSR values of $667thousand. Gain on disposition of assets decreased $686 thousand during the current quarter as compared to the comparable quarter in fiscal 2006 mainly as a result of the sale of property located in Horry County, South Carolina. Other non-interest income increased $343 thousand, or 20.5%, in the current quarter as compared to the comparable quarter in fiscal 2006, principally as a result of an increase in ATM and debit card processing fees .

Total non-interest expense increased by $1.6 million, or 7.5%, during the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006. Salaries and employee benefit costs were higher in the current quarter, increasing by $1.0 million, or 7.7%. The increase was partially attributable to staffing for new in-store branch expansion, increased staffing from additional insurance operations acquired, higher benefit costs and annual merit increases. Depreciation, rental and maintenance of equipment increased $119 thousand, or 9.6%, compared with the quarter ended June 30, 2006 due mainly to significant renovation of the corporate offices, branch expansion and relocation. Excluding salaries and employee compensation,,depreciation, rental and maintenance, non-interest expense increased $474 thousand, or 6.7% from the quarter ended June 30, 2006.

In the June 30, 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve ratios of the Deposit Insurance Fund at the rate of five basis points for the March 2007 quarter. Our assessment for the March 2007 quarter payable in the June 2007 quarter was $262 thousand. This was offset by a credit of approximately $1.6 million for deposit balances as of December 1996. Our remaining credit as of June 30, 2007 is approximately $1.3 million.

Income Tax Expense

During the third quarter of fiscal 2007 our effective tax rate approximated 37.0% as compared to 35.5% during the third quarter of fiscal 2006. The increase in the effective tax rate is attributable to an increase in income subject to state income tax. See Note 15 for information on tax changes.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2007 AND 2006

The following table shows the variances in dollars and percentages between the Consolidated Statements of Income for First Financial for the nine months ended June 30, 2007 and 2006:

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	June 30,
	2007	2006
	(Amounts in thousands,
	except per share amounts)
	(Unaudited)		Variance	% change
INTEREST INCOME
Interest and fees on loans	$112,657	$97,909	$14,748	15.06%
Interest on mortgage-backed securities	9,480	10,233	(753)	(7.36)
Interest and dividends on investments	2,612	2,241	371	16.56
Other	364	287	77	26.83
Total interest income	125,113	110,670	14,443	13.05
INTEREST EXPENSE
Interest on deposits	41,298	29,846	11,452	38.37
Interest on borrowed money	21,677	21,747	(70)	(0.32)
Total interest expense	62,975	51,593	11,382	22.06
NET INTEREST INCOME	62,138	59,077	3,061	5.18
Provision for loan losses	3,119	3,622	(503)	(13.89)
Net interest income after provision for loan losses	59,019	55,455	3,564	6.43
OTHER INCOME
Net gain on sale of loans	1,419	1,689	(270)	(15.99)
Net gain on sale of investment and
mortgage-backed securities	266	(6)	272	4,533.33
Brokerage fees	1,887	2,113	(226)	(10.70)
Commissions on insurance	15,982	14,686	1,296	8.82
Other agency income	893	882	11	1.25
Service charges and fees on deposit accounts	12,753	13,367	(614)	(4.59)
Loan servicing operations, net	1,914	2,417	(503)	(20.81)
Gain on disposition of assets	190	915	(725)	(79.23)
Other	6,018	4,789	1,229	25.66
Total other income	41,322	40,852	470	1.15
NON-INTEREST EXPENSE
Salaries and employee benefits	44,497	40,603	3,894	9.59
Occupancy costs	4,822	4,193	629	15.00
Marketing	1,740	1,777	(37)	(2.08)
Depreciation, rental and
maintenance of equipment	3,890	3,659	231	6.31
Amortization of intangibles	337	352	(15)	(4.26)
Other	14,003	13,611	392	2.88
Total non-interest expense	69,289	64,195	5,094	7.94
Income before income taxes	31,052	32,112	(1,060)	(3.30)
Income tax expense	11,171	11,401	(230)	(2.02)
NET INCOME	$19,881	$20,711	$(830)	(4.01)%
NET INCOME PER COMMON SHARE BASIC	$1.66	$1.72	$(0.06)	(3.49)%
NET INCOME PER COMMON SHARE DILUTED	$1.63	$1.70	$(0.07)	(4.12)%

Net Interest Income

Net interest income was $62.1 million during the nine months ended June 30, 2007 compared to $59.1 million for the nine months ended June 30, 2006. The net interest margin for the nine months ended June 30, 2007 was 3.38% compared with 3.34% during the nine months ended June 30, 2006. Average earning assets increased 3.9% to $2.457 billion during the nine months ended June 30, 2007 compared to $2.366 billion during the nine months ended June 30, 2006. As a result of these variances, net interest income increased 5.2%, or $3.1 million, between the two periods.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective period (amounts in thousands):

	Nine Months Ended June 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,105,027	7.16%	$1,969,977	6.64%
Mortgage-backed securities	288,348	4.40	334,901	4.09
Investments and other interest-earning assets	63,267	6.11	60,696	5.50
Total interest-earning assets	$2,456,642	6.80%	$2,365,574	6.25%

Deposits	$1,845,203	2.99%	$1,736,677	2.30%
Borrowings	569,319	5.09	601,102	4.84
Total interest-bearing liabilities	$2,414,522	3.49%	$2,337,779	2.95%

Gross interest margin		3.31%		3.30%
Net interest margin		3.38%		3.34%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Nine Months Ended June 30,
	2007 versus 2006
	Volume	Rate	Total
Interest income:
Loans	$6,917	$7,831	$14,748
Mortgage-backed securities	(1,485)	732	(753)
Investments and other interest-earning assets	115	333	448
Total interest income	5,547	8,896	14,443
Interest expense:
Deposits	1,962	9,490	11,452
Borrowings	(1,183)	1,113	(70)
Total interest expense	779	10,603	11,382
Net interest income	$4,768	$(1,707)	$3,061

Provision for Loan Losses

The provision for loan losses was $3.1 million for the nine months ended June 30, 2007 compared with $3.6 million in the nine months ended June 30, 2006. The lower provision for loan losses in the nine months ended June 30, 2007 was principally attributable to slowing loan growth and lower net loan charge-offs. Net loan charge-offs totaled $2.7 million for the nine months ended June 30, 2007 and $3.3 million for the nine months ended June 30, 2006.

Other Income/Non-Interest Expenses

Total other income increased 1.2%, or $470 thousand, during the nine months ended June 30, 2007 compared with the nine months ended June 30, 2006. Insurance commissions increased $1.3 million, or 8.8% and other income increased $1.2 million, or 25.7%. Higher commissions reflected increased sales of insurance products. Other income improved principally due to higher bank card revenues of $966 thousand. Gains from sales of loans decreased $270 thousand, or 16.0% during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 reflective of market conditions since the quarter ended June 30, 2006. Deposit account fees decreased $614 thousand, or 4.6%, to $12.8 million in the current nine months from $13.4 million in the comparable quarter in fiscal 2006. Although our courtesy overdraft privilege program has been expanded resulting in fee income increasing during the quarter ended June 30, 2007, the program still experienced less usage overall during the first nine months of fiscal 2007 than during the comparable period of fiscal 2006. Loan servicing operations, net, decreased by $503 thousand during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. During the nine months ended June 30, 2007, we recognized in earnings $941 thousand in net losses on free standing derivatives used to economically hedge the MSRs offset by an increase in MSR values of $975 thousand. During the previous period, the amortization of servicing rights totaled $1.4 million and impairment recovery was $795 thousand. Our adoption of SFAS 156 on October 1, 2006 and the subsequent election to carry the MSR at fair value resulted in no further amortization of servicing rights.

Total non-interest expenses increased by $5.1 million during the nine months ended June 30, 2007, compared with the comparable nine months ended June 30, 2006. Salaries and employee benefit costs were higher in the current nine months, increasing by $3.9 million, due to the staffing of additional in-store sales offices opened over the past year, additional insurance operations acquired, higher health and benefit costs and annual merit increases since June 2006. Occupancy costs were $629 thousand higher in the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 as a result of the additional in-store offices opened and reductions in office space leased to other parties. Excluding salaries and employee compensation and occupancy costs, non-interest expense increased $571 thousand, or 2.9% from the nine month period ending June 30, 2006.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve ratios of the Deposit Insurance Fund at the rate of five basis points for the March 2007 quarter. Our assessment for the March 2007 quarter payable in the June 2007 quarter was $262 thousand. This was offset by a credit of approximately $1.6 million for deposit balances as of December 1996. Our remaining credit as of June 30, 2007 is approximately $1.3 million.

Income Tax Expense

During the nine months ended June 30, 2007 our effective tax rate approximated 36.0% as compared to 35.5% for the nine months ended June 30, 2006. The increase in the effective tax rate is attributable to an increase in income subject to state income tax. See Note 15 for information on tax changes.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the third quarter of fiscal 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Nine Months Ended June 30, 2007
	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plan
10/1/2006 thru 10/31/2006	485	$36.56
11/1/2006 thru 11/30/2006	9,900	38.26
12/1/2006 thru 12/31/2006	1,163	37.45		New Plan - 1/29/2007
01/01/2007 thru 1/31/2007	286	33.84		600,000
02/01/2007 thru 2/28/2007	16,177	36.83	12,500	587,500
03/01/2007 thru 3/31/2007	127,809	34.90	125,900	461,600
04/01/2007 thru 4/30/2007	19,300	34.35	19,300	442,300
05/1/2007 thru 5/31/2007	108,776	34.42	105,500	336,800
06/01/2007 thru 6/30/2007	51	35.10
	283,947	34.91	263,200

On January 29, 2007, we announced a new stock repurchase plan to acquire up to 600 thousand shares of common stock. Since approval we have purchased 263,200 shares at a cost of approximately $9.1 million. The program will expire March 31, 2008.

In addition to the repurchase program described above, the Company’s employee and outside director’s stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the nine months ended June 30, 2007, 20,747 shares were repurchased under these provisions.

Item 5 - Other Information

There was no information required to be disclosed by us in a report on Form 8-K during the third quarter of fiscal 2007 that was not so disclosed.

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
N/A

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

Exhibit No.	Description of Exhibit	Location

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 31, 2007

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 31, 2007

10.27	First Financial Holdings, Inc 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 31, 2007

Exhibit No.	Description of Exhibit	Location

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 9, 2007	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer