Form 10-K
period 2007-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2007-12-14
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:
September 30, 2007
Commission File Number: 0-17122

FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-0866076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34 Broad Street, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 529-5933

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
(Title of Class)	(Name of Each Exchange on Which registered)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

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
YES ☐  NO ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on The NASDAQ Global Select Market on March 31, 2007, was $413,451,351 (11,949,461 shares at $34.60 per share). It is assumed for purposes of this calculation that none of the registrant’s officers, directors and 5% shareholders are affiliates.

As of November 30, 2007 there were issued and outstanding 11,650,799 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

FIRST FINANCIAL HOLDINGS, INC.
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
	PART I

Item 1.	Business	3
	General	3
	Subsidiary Activities of First Federal	3
	Subsidiary Activities of First Financial	4
	Competition	5
	Employees	5
	How We Are Regulated	6
	Lending Activities	11
	Investment Activities	16
	Insurance Activities	18
	Sources of Funds	18
	Asset and Liability Management	20
	Other Considerations	21
	Available Information	22
	Executive Officers of the Registrant

Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

	PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93

	PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	93
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	95
Item 14.	Principal Accounting Fees and Services	95

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	96

PART I

Item 1. BUSINESS

General

First Financial Holdings, Inc. (the “Company” which may be referred to as “First Financial”, we, us, or our) is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston (“First Federal”), a federally-chartered stock savings and loan association. Our assets are over $2.7 billion as of September 30, 2007.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking

•	cash management

•	retail investment services

•	mortgage banking

•	insurance, and

•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 13 in-store (Wal-Mart Supercenters and Kroger Grocery stores) retail branch sales offices, and four limited services branches located in the following counties: Charleston (20), Berkeley (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown (3), Horry (14), Florence (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, non-residential mortgage and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities. Banking and insurance operations constitutes the two reportable segments of our business operations. For segmented financial information regarding our banking and insurance operations, see Note 24 of Notes to Consolidated Financial Statements contained in Item 8.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

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

First Reinsurance Holdings

First Reinsurance Holdings was incorporated in 1998 as the holding company for First Southeast Reinsurance Company, Inc., a company also organized in 1998 and domiciled in Vermont. First Southeast Reinsurance reinsures mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by First Federal.

First Southeast Fiduciary & Trust

First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services in a fiduciary capacity to customers of First Federal. Assets under management totaled $121.0 million at September 30, 2007.

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

Subsidiary Activities of First Financial

Insurance Operations

First Southeast Insurance Services

First Southeast Insurance Services also referred to as FSIns, formerly known as the Magrath Insurance Agency, was purchased by Peoples Federal in 1986. In 1988, the agency purchased two smaller insurance agencies. First Financial acquired Peoples Federal in 1992. During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased. In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal. During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina in 2002, Woodruff & Company, Inc. of Columbia, South Carolina in 2003, Employer Benefit Strategies Inc. of Summerville, South Carolina in 2006 and Peoples Insurance Agency of Beaufort, South Carolina in 2007. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party health benefit administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc., based in Pittsburgh, Pennsylvania.

First Southeast Insurance Services is one of the largest independent insurance agencies in South Carolina. Its affiliate, Kinghorn Insurance Services, Inc. has the largest independent agency relationship with Allstate in the United States.

Kimbrell Insurance Group, Inc.

Kimbrell Insurance Group, Inc. was incorporated in January 2004 as the holding company for the operations of The Kimbrell Company, Inc., The Kimbrell Company, Inc./Florida (merged into The Kimbrell Company, Inc.), Preferred Markets, Inc., Preferred Markets, Inc./Florida (merged into Preferred Markets, Inc.) and Atlantic Acceptance Corporation, which were purchased in 2004. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. Beginning October 1, 2007 Atlantic Acceptance Corporation became a subsidiary of First Federal.

First Southeast Investor Services

Founded in 1998 and incorporated in South Carolina, First Southeast Investor Services is a registered broker dealer with the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Security Dealers, Inc. (NASD). First Southeast Investor Services offers a variety of investment products and services in strategically located offices throughout First Financial’s market area and other selected markets within South Carolina and North Carolina.

Competition

We face strong competition in attracting savings deposits and originating real estate and other loans. The competition among the various financial institutions is based upon a variety of factors including the following:

•	interest rates offered on deposit accounts,

•	interest rates charged on loans,

•	credit and service charges,

•	the quality of services rendered,

•	the convenience of banking facilities and other channels, and

•	in the case of loans to large commercial borrowers, relative lending limits.

Direct competition for savings deposits principally comes from commercial banks and other savings institutions. Indirectly, we face competition from credit unions and for investors’ funds from short term money market securities and other corporate and government securities. Additionally, money market, stock and fixed-income mutual funds have attracted an increasing share of household savings. Competition for loans principally comes from commercial banks, mortgage-banking companies, insurance companies, developers, tract builders and other institutional lenders. We compete for loans principally through the interest rates and loan fees charged and the efficiency and quality of the services provided to borrowers, developers, real estate brokers and home builders.

The banking industry continues to consolidate, which presents opportunities for First Financial to gain new business. However, consolidation may further intensify competition if additional financial services companies enter our market areas through acquisition of local financial institutions.

Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, we concentrate our efforts on small- to medium-sized businesses and individuals. We believe we compete effectively in this market segment by offering quality and personalized service.

Employees

At September 30, 2007, First Financial employed 873 full-time equivalent employees compared to 847 full-time equivalent employees at September 30, 2006. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Regulation of First Federal

As a federally-chartered, federally-insured financial institution, First Federal is subject to regulation and oversight by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its insurer of its deposits. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

The Office of Thrift Supervision regularly examines First Federal and prepares a report that details its findings and notes any deficiencies in First Federal’s operations. The report is submitted to First Federal’s Board of Directors for its review and consideration. The Federal Deposit Insurance Corporation, as the insurer of First Federal’s deposits, also has the authority to examine First Federal. First Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of First Federal’s mortgage requirements. Any change in these regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on the operations of First Financial and First Federal.

Office of Thrift Supervision. The Office of Thrift Supervision has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and First Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

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

All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. First Federal’s annual Office of Thrift Supervision assessment for the fiscal year ended September 30, 2007 was $460 thousand.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2007, First Federal’s limit on loans to one borrower was $31.8 million. At September 30, 2007, First Federal’s largest loan commitment to a related group of borrowers was $21.2 million. Of this commitment, $20 million has been disbursed.

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

Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. At September 30, 2007, First Federal had $554 million of outstanding advances from the Federal Home Loan Bank of Atlanta under an available credit facility of $1.1 billion, which is limited to available collateral.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Atlanta. At September 30, 2007, First Federal had $29.6 million in Federal Home Loan Bank of Atlanta stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its Federal Home Loan Bank stock. The average dividend yield for fiscal 2007 and 2006 was 5.94% and 5.32%, respectively.

Federal Deposit Insurance Reform Act of 2005. First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the insurance fund. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. First Federal’s one-time credit was $1.6 million. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended September 30, 2007 averaged 1.14 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. Management of First Federal is not aware of any practice, condition or violation that might lead to termination of First Federal’s deposit insurance.

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

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” In July 2007, the U.S. regulators announced an agreement reflecting their current plan for implementing the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The agreement also provides that the regulators will propose rules permitting smaller financial institutions, such as First Federal, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I.

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

At September 30, 2007, First Federal was categorized as “well capitalized” under the prompt corrective action regulations of the Office of Thrift Supervision.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that First Federal fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require First Federal to submit to it an acceptable plan to achieve compliance with the standard. Office of Thrift Supervision regulations establish deadlines for the submission and review of such safety and soundness compliance plans. We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the Office of Thrift Supervision.

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

A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of September 30, 2007, First Federal maintained 84.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

If First Federal fails the qualified thrift lender test, within one year First Financial must register as, and will become subject to, the significant activity restrictions applicable to savings and loan holding companies (see “Regulation of First Federal - Qualified Thrift Lender Test” for information regarding First Federal’s qualified thrift lender test).

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

Lending Activities

General

We try to maintain a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries. At September 30, 2007, our net loan portfolio totaled approximately $2.1 billion, or 79.0% of our total assets. Because lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices. Management also emphasizes lending in the local markets we serve. Our principal lending activity is the origination of loans secured by single-family residential real estate. However, we have, in recent years, focused more heavily on the origination of consumer and commercial business loans, land loans and non-residential real estate loans. Although federal regulations allow us to originate loans nationwide, the majority of loans are originated to borrowers in our local market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina. However, manufactured housing has expanded to Alabama, Florida, Georgia, North Carolina, Tennessee and Virginia.

We operate a correspondent lending program where we purchase first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina. These loans are subject to our underwriting standards and are accepted for purchase only after approval by our underwriters. Loans funded through the correspondent program totaled $35.2 million in fiscal 2007.

Several years ago, an indirect lending department was established to originate manufactured home loans and credit cards. During fiscal 2007, we funded approximately $46.4 million in originations of manufactured home loans, substantially all of which were closed under this program.

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

LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

			September 30,
	2007	2006	2005	2004	2003
Real estate - residential mortgages
(1-4 family)	$904,363	$910,497	$928,505	$987,825	$1,104,578
Real estate - residential construction	82,714	101,702	83,891	73,542	35,518
Commercial secured by real estate
including multi-family	293,849	283,016	261,105	223,994	210,315
Commercial financial and agricultural	81,846	82,316	70,602	57,594	43,621
Land	231,415	206,858	127,314	101,263	87,844
Home equity loans	263,922	252,393	229,483	189,232	154,787
Mobile home loans	199,349	173,801	156,545	143,502	129,934
Credit cards	14,775	13,334	12,481	11,747	11,601
Other consumer loans	138,484	119,741	100,624	91,370	81,000
Total gross loans receivable	$2,210,717	$2,143,658	$1,970,550	$1,880,069	$1,859,198
Allowance for loan losses	(15,192)	(14,615)	(14,155)	(14,799)	(14,957)
Loans in process	(56,485)	(69,043)	(68,958)	(48,423)	(42,448)
Net deferred loan costs and
discounts	1,729	1,129	952	738	139
Loans receivable, net	$2,140,769	$2,061,129	$1,888,389	$1,817,585	$1,801,932

Percentage of Loans
Receivable, net
Real estate - residential mortgages
(1-4 family)	42.2%	44.2%	49.2%	54.3%	61.3%
Real estate - residential construction	3.9	4.9	4.4	4.1	2.0
Commercial secured by real estate
including multi-family	13.7	13.7	13.8	12.3	11.7
Commercial financial and agricultural	3.8	4.0	3.7	3.2	2.4
Land	10.8	10.0	6.7	5.6	4.9
Home equity loans	12.3	12.3	12.2	10.4	8.6
Mobile home loans	9.3	8.4	8.3	7.9	7.2
Credit cards	0.7	0.7	0.7	0.6	0.6
Other consumer loans	6.5	5.8	5.3	5.0	4.5
Total gross loans receivable	103.2%	104.0%	104.3%	103.4%	103.2%
Allowance for loan losses	(0.7)	(0.7)	(0.7)	(0.8)	(0.8)
Loans in process	(2.6)	(3.4)	(3.7)	(2.6)	(2.4)
Net deferred loan costs and
discounts	0.1	0.1	0.1
Loans receivable, net	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows, at September 30, 2007, the dollar amount of adjustable-rate loans and fixed-rate loans in our portfolio based on their contractual terms to maturity. The amounts in the table do not include adjustments for deferred loan fees and discounts and allowances for loan losses. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolios. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments. The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans. Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

		After One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
Consolidated
Real estate mortgages
Floating or adjustable interest rates	$101,685	$41,786	$518,907	$662,378
Predetermined interest rates	153,653	179,375	460,450	793,478
Consumer loans
Floating or adjustable interest rates	13,829	9,036	245,579	268,444
Predetermined interest rates	25,809	35,841	286,436	348,086
Commercial financial and agricultural
Floating or adjustable interest rates	29,284	5,302	298	34,884
Predetermined interest rates	7,932	31,427	7,603	46,962
Total of loans with:
Floating or adjustable interest rates	$144,798	$56,124	$764,784	$965,706
Predetermined interest rates	$187,394	$246,643	$754,489	$1,188,526

Residential Mortgage Lending

At September 30, 2007, one- to four-family residential mortgage loans, including residential construction loans, totaled $987.1 million, or 46.1% of total net loans receivable. We offer adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.

Traditional types of ARMs we currently offer have up to 30-year terms and interest rates which adjust annually after being fixed for a period of three, five, seven, or ten years in accordance with a designated index. ARMs may be originated with a 1% or 2% cap on any increase or decrease in the interest rate per year, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

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

The majority of our residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. Loan proceeds are disbursed in increments as construction progresses and as inspections justify. As part of our residential lending program, we also offer speculative construction loans with 80% loan-to-value ratios to qualified builders. Presently, we have approximately 65 such contractors who generated 158 loans totaling $43 million during fiscal 2007. At September 30, 2007 these loans were performing. The three largest builders by dollar volume were loaned $8.7 million to construct 59 homes in fiscal 2007. In all cases, these loans were inspected by in-house personnel or contracted to engineers or qualified construction management specialists. The disbursements are calculated on a percentage of completion basis, always retaining sufficient funds to complete the project. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods. As noted below, we also offer lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2007, our commercial real estate and multi-family portfolio totaled $293.8 million, or 13.7% of total net loans. Loans made with land as security totaled $231.4 million, or 10.8% of total net loans. Land loans include both residential lot financing and loans secured by land used for business purposes.

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

Commercial real estate and multi-family loans are generally considered to be riskier than one- to four-family first mortgage loans because they typically have larger balances and are more likely to be affected by adverse conditions in the economy. Commercial and multi-family real estate loans also involve a greater degree of risk than one- to four-family residential mortgage loans because they usually have unpredictable cash flows and are more difficult to evaluate and monitor. For example, repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service. Rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in operating expense (i.e., utilities, taxes). As a result, impaired loans are difficult to identify early. Because payments on loans secured by income properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment. Our commercial and multifamily construction loans are subject to similar risks as our residential construction loans, described above.

Because our loan portfolio contains a significant number of commercial and multi-family real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in the provision for loan losses and an increase in loan charge-offs which could adversely impact our results of operations and financial condition.

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

Our commercial business loans are generally made on a secured basis with terms that do not exceed five years. These loans typically have interest rates that change at periods ranging from 30 days to one year based either on prime lending rate or LIBOR as the interest rate index or to a fixed rate at the time of commitment for a period not exceeding five years. At September 30, 2007, our commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $81.8 million, which represented 3.8% of total net loans receivable. We generally obtain personal guarantees when arranging business financing.

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

Consumer Lending

Federal regulations permit us to make secured and unsecured consumer loans up to 35% of assets. In addition, First Federal has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Our consumer loans totaled $616.5 million at September 30, 2007, or 28.8% of total net loans. The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $263.9 million, or 42.8% of all consumer loans, at September 30, 2007. Mobile home loans comprised $199.3 million, or 32.3% of all consumer loans at September 30, 2007. Other consumer loans primarily consist of loans secured by boats, automobiles, other security and credit cards.

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

Loan Sales and Servicing

While we originate adjustable-rate loans for our own portfolio, fixed-rate loans are generally made on terms that will permit them to be sold in the secondary market. We participate in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank (“FHLB”) of Atlanta under its Mortgage Partnership Program, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other institutional and private investors. This practice enables us to satisfy the demand for these loans in our local communities, to meet asset and liability management objectives and to develop a source of fee income through loan servicing. At September 30, 2007, we were servicing loans for others in the amount of $1.0 billion.

Based on the current level of market interest rates and other factors, we intend to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans. Our policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates. We may also sell adjustable-rate loans depending on market conditions at the time of origination. Sales of residential loans totaled $174.7 million in fiscal 2007, $180.1 million in fiscal 2006 and $216.5 million in fiscal 2005.

Investment Activities

First Federal is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations. Investment decisions are made by authorized officers of First Financial and First Federal within policies established by both Boards of Directors.

At September 30, 2007, our investment and mortgage-backed securities portfolio totaled approximately $352.6 million, which included stock in the FHLB of Atlanta of $29.6 million. Investment securities included U.S. Government and agency obligations, corporate bonds and state and municipal obligations approximating $26.0 million. Mortgage-backed securities totaled $297.0 million as of September 30, 2007. See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 of this document for a discussion of our accounting policy for investment and mortgage-backed securities. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

We achieve the objectives of our investment policies through investing in U.S. Government, federal agency, state and municipal obligations and corporate debt securities, mortgage-backed securities, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of First Financial and First Federal. Our investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee, which executes investment policy. Our primary objective in the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

As a member of the FHLB System, First Federal is required to maintain an investment in the common stock of the FHLB of Atlanta. See “How We Are Regulated - Regulation of First Federal - Federal Home Loan Bank System.” The stock of the FHLB of Atlanta is redeemable at par value.

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

The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, by type of security, as of September 30, 2007, 2006 and 2005.

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(dollars in thousands)

	At September 30,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Available for Sale:
U.S. Treasury and U.S. Government
agencies and corporations	$6,015	$6,072	$7,246	$7,270	$3,425	$3,366
State and municipal obligations	450	451	450	453
Corporate debt and other securities	17,701	17,436	18,001	17,939	22,425	22,503
Mutual funds			3,733	3,733	2,155	2,154
Mortgage-backed securities	298,009	297,011	301,194	296,493	346,841	341,533
Total securities available for sale	$322,175	$320,970	$330,624	$325,888	$374,846	$369,556

Securities Held to Maturity
State and municipal obligations	$2,042	$2,032

The following table provides information regarding the contractual maturities and weighted average yields of our investment and mortgage-backed securities held as of September 30, 2007.

MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2007
(dollars in thousands)

Available for Sale - Amortized Cost

		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. Government
agencies and corporations		$6,015			$6,015
State and municipal obligations				$450	450
Corporate debt and other securities				17,701	17,701
Mortgage-backed securities	$9	171	$5,820	292,009	298,009
	$9	$6,186	$5,820	$310,160	$322,175

Weighted Average Yield
U.S. Treasury and U.S. Government
agencies and corporations		3.96%			3.96%
State and municipal obligations (1)				4.25%	4.25
Corporate debt and other securities				6.40	6.40
Mortgage-backed securities	7.46%	3.06	4.34%	4.81	4.80
	7.46%	3.94%	4.34%	4.90%	4.87%

Held to Maturity - Amortized Cost
State and municipal obligations				$2,042	$2,042

Weighted Average Yield
State and municipal obligations (1)				4.24%	4.24%

(1) Coupon Rate

Insurance Activities

First Southeast Insurance Services, Inc. (“FSIns”) and its subsidiaries, Kinghorn Insurance Services,and Johnson Insurance and Benefit Administrators, operate as an independent insurance agency and brokerage headquartered in Charleston, South Carolina. FSIns operates through eleven offices, seven located throughout the coastal region of South Carolina, two offices in Florence County, South Carolina, and one office each in Columbia, South Carolina and Charlotte, North Carolina. Kimbrell Insurance Group, Inc. (“Kimbrell”) consists of two managing general agencies and a premium finance company. Kimbrell operates through one office located in Murrells Inlet, South Carolina.

Total revenues for fiscal 2007 were $22.0 million and consist principally of commissions paid by insurance companies. Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Contingency income, which totaled $2.9 million in fiscal 2007, $3.1 million in fiscal 2006 and $2.6 million in fiscal 2005 is generally received in the first calendar quarter of each year as the measurement criteria is calculated on a full calendar year basis.

Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns’s and Kimbrell’s customers. In the recent past, reacting to higher loss ratios, the increased cost of litigation and insurance awards, and the cost of reinsurance, many insurance companies have increased premium rates. Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns and Kimbrell. Insurance revenues accounted for approximately 16.0% for fiscal 2007, 15.8% for fiscal 2006 and 16.1% for fiscal 2005 of total revenues of First Financial.

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

Our deposits are obtained primarily from residents of South Carolina. Management estimates that less than 1% of deposits at September 30, 2007, are obtained from customers residing outside of our market area in South Carolina and North Carolina. Brokered deposits totaled $6.9 million at September 30, 2007. Our principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.

Jumbo Certificates of Deposit

We do not rely significantly on large denomination time deposits. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of September 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates and terms.

JUMBO CERTIFICATES OF DEPOSITS
(in thousands)

Maturity Period

Three months or less	$19,268
Over three through six months	23,907
Over six through twelve months	11,680
Over twelve months	598
Total	$55,453

Borrowings

We rely upon advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta serves as our primary borrowing source. Advances from the FHLB of Atlanta are typically secured by our stock in the FHLB of Atlanta and a portion of our first mortgage and certain second mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions. Advances must be fully collateralized and limits are established for First Federal. Currently, the FHLB of Atlanta has granted First Federal a limit on FHLB of Atlanta advances of 40% of First Federal’s assets, or $1.1 billion.

At September 30, 2007, we had advances totaling $554 million from the FHLB of Atlanta at a weighted average rate of 5.07%. At September 30, 2007, the original maturity of our FHLB advances ranged from one month or less to ten years.

We have periodically entered into transactions to sell securities under agreements to repurchase (“reverse repurchase agreements”) through broker-dealers. Reverse repurchase agreements evidence indebtedness of First Financial arising from the sale of securities that we are obligated to repurchase at specified prices and dates. At the date of repurchase, we will, in some cases enter into another reverse repurchase agreement to fund the repurchase of the maturing agreement. For regulatory and accounting purposes these reverse repurchase agreements are deemed to be borrowings collateralized by the securities sold. At September 30, 2007, we did not have any outstanding reverse repurchase agreements. At September 30, 2006, we had $68.8 million of outstanding reverse repurchase agreements secured by mortgage-backed securities.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit. The rate on the funding line was based on three month LIBOR. At September 30, 2007, the balance on this line was $5.0 million.

For more information on borrowings, see Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements.

Long-term debt

Our long-term debt totaled $46.4 million at September 30, 2007 and is primarily related to the issuance of trust preferred securities. See Note 16 of the Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

BORROWINGS
(dollars in thousands)

	At or For the Year Ended September 30,
	2007	2006	2005
Weighted Average Rate Paid On (at end of period):
FHLB advances	5.07%	4.76%	4.39%
Securities sold under agreements to repurchase		5.32	3.83
Bank line of credit	6.70
Other borrowings	2.70	2.69	2.78
Junior subordinated debt	7.00	7.00	7.00
Maximum Amount of Borrowings Outstanding at month end (during period):
FHLB advances	$554,000	$517,000	$624,000
Securities sold under agreements to repurchase	65,785	130,591	145,036
Bank line of credit	5,000
Other borrowings	820	826	1,151
Junior subordinated debt	45,000	45,000	45,000
Approximate Average Amount of Borrowings:
FHLB advances	483,033	476,570	537,370
Securities sold under agreements to repurchase	37,339	74,309	112,432
Bank line of credit	274
Other borrowings	818	823	274
Junior subordinated debt	45,000	45,000	45,000
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	5.00%	4.73%	3.96%
Securities sold under agreements to repurchase	5.46	4.71	3.01
Bank line of credit	6.70
Other borrowings	2.70	0.61	7.13
Junior subordinated debt	7.00	7.00	7.00

Asset and Liability Management

Our profitability is affected by fluctuations in interest rates. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact our earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. We monitor the impact of changes in interest rates on net interest income using several tools. One measure of our exposure to differential changes in interest rates between assets and liabilities is shown in our Interest Rate Sensitivity Analysis Table. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management.”

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

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Gradual Percentage Change In
	Net Interest Income
	September 30,
Rate Change	2007	2006
2.00%	(5.08)%	(5.16)%
1.00	(2.50)	(2.53)
Flat (Base Case)
(1.00)	1.94	(0.14)
(2.00)	2.42	(1.77)

Another measure, required to be performed by OTS-regulated institutions, is the test specified by Office of Thrift Supervision Thrift Bulletin No. 13A, “Interest Rate Risk Management.” This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. The following tables show the results of our internal calculations, based on the information and assumptions produced for the analysis, over a twelve-month period.

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
	Net Interest Income
	September 30,
Rate Change	2007	2006
2.00%	(9.03)%	(8.38)%
1.00	(4.27)	(3.97)
Flat (Base Case)
(1.00)	1.83	(3.01)
(2.00)	0.54	(9.70)

ECONOMIC VALUE OF EQUITY RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
	Economic Value of Equity
	September 30,
Rate Change	2007	2006
2.00%	(8.00)%	(8.36)%
1.00	(1.79)	(4.05)
Flat (Base Case)
(1.00)	(5.42)	2.57
(2.00)	(15.60)	(2.31)

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that we could undertake in response to changes in interest rates.

Rate/Volume Analysis

 For our rate/volume analysis and information regarding our yields and costs and changes in net interest income, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income.”

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

Name	Age[1]	Position
A. Thomas Hood	61	President and Chief Executive Officer of the Company and President and Chief Executive Officer of First Federal

R. Wayne Hall	57	Executive Vice President and Chief Financial Officer of the Company and First Federal

Susan E. Baham	57	Executive Vice President of the Company and Executive Vice President and Chief Operating Officer of First Federal

John L. Ott, Jr.	59	Executive Vice President of the Company and Executive Vice President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	60	Executive Vice President of the Company and Executive Vice President/Lending Division of First Federal

[1] At September 30, 2007.

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

R. Wayne Hall became Executive Vice President, Principal Financial Officer, Principal Accounting Officer and Chief Financial Officer of the Company and First Federal on May 1, 2007, Mr. Hall has been employed by the Company since December 1, 2006, holding the position of Executive Vice President, Financial Management. Mr. Hall is responsible for First Financial’s treasury, finance, accounting and investor relations functions. Prior to joining First Financial on December 1, 2006, Mr. Hall had over 20 years of financial institution experience having served in senior financial positions as Executive Vice President and Chief Risk Officer of Provident Bank, Baltimore, Maryland.

Susan E. Baham became the Executive Vice President in January 2004 and Chief Financial Officer of the Company and of First Federal on July 1, 1996. Effective April 30, 2007, Mrs. Baham stepped down as Chief Financial Officer of the Company and First Federal. Effective April 27, 2006, Mrs. Baham was named Chief Operating Officer of First Federal. Previously, Mrs. Baham served as Vice President and Chief Accounting Officer of the Company since 1988 and as Vice President of Finance of First Federal since 1984. As Chief Operating Officer of First Federal, Mrs. Baham is responsible for risk management, compliance, banking operations, information technology; marketing, and human resources. As previously announced, Mrs. Baham is expected to retire by late calendar 2007 or early calendar 2008.

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

Changes in interest rates could impact our financial condition and results of operations.

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

For example, in the event of a decrease in interest rates, our net interest income will be positively affected because our interest-bearing liabilities currently reprice faster than our interest-bearing assets. Although our asset-liability management strategy is designed to control our risk from changes in market interest rates, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

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

Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of our servicing asset. The servicing asset is the estimated present value of the fees we expect to receive on mortgages we service over their expected term. If prepayments increase above expected levels, the value of the servicing asset decreases because the amount of future fees expected to be received by us decreases. We may be required to recognize this decrease in value by taking a charge against our earnings, which would cause our profits to decrease. We have experienced an increase in prepayments of mortgages at times in the past as interest rates have decreased dramatically, which has impacted the value of our servicing asset. We believe, based on historical experience, that the amount of prepayments and related charges should decrease if interest rates increase.

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

We expect to continue to grow by acquiring insurance agencies or assets of insurance agencies, other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other insurance agencies or assets of insurance agencies, banks, businesses or branches involves risks commonly associated with acquisitions, including:

•	Potential exposure to unknown or contingent liabilities of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;

•	Exposure to potential asset quality issues of the acquired insurance agencies or assets of insurance agencies, financial institutions, businesses or branches;

•	Difficulty and expense of integrating the operations and personnel of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of the insurance agencies or assets of insurance agencies, financial institutions, businesses, or branches we acquire;

•	Difficulty in estimating the value of the insurance agencies or assets of insurance agencies, financial institutions, businesses or branches to be acquired; and

•	Potential changes in banking, insurance or tax laws or regulations that may affect the insurance agencies, financial institutions or businesses to be acquired.

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

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with United States Generally Accepted Accounting Principles.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by First Financial in reports we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

First Financial is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Federal or other subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event First Federal is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from First Federal could have a material adverse effect on our business, financial condition and results of operations

Changes in accounting standards may affect our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In fiscal 2004, we purchased the First Federal Corporate Center (formerly the Summit Corporate Center), which is the location of our corporate offices. The property consists of a one-story building that we currently occupy and an adjacent four-story building that is 22.9% leased to other tenants while we occupy 9.7%. Due to ongoing renovations the remaining leaseable space will not be available for occupancy until the second quarter of fiscal 2008. These buildings are located at 2430 and 2440 Mall Drive, Charleston, South Carolina. First Federal owns 31 of its branch offices. In fiscal 2004, we sold our office at 34 Broad Street in downtown Charleston and now lease a portion of that building as a branch site. This location will continue to be designated as our home office. 28.3% of our offices in Beaufort County are leased to others. The remaining 24 branch offices are leased properties on which First Federal has constructed banking offices. 13 of these offices are in-store facilities. Most of our leases include various renewal or purchase options. In May of 2007 the regional operations center located in Conway, South Carolina was consolidated with part of the lending operations moving to the main operations center in Charleston and the remaining functions moving to a new facility in Myrtle Beach, South Carolina. The new facility in Myrtle Beach now contains the Myrtle Beach branch office, administrative offices for the northern region and the Myrtle Beach office of First Southeast Insurance Services (Associated Insurors). We continue to own and lease parts of the former regional operations center located in Conway, South Carolina. 30.0% of the building is leased to others. This property is currently under contract for sale.

FSIns, Kimbrell and their affiliates lease space for certain insurance agency operations in Lake City, Murrells Inlet, Hilton Head, Bluffton, Ridgeland, Beaufort and Columbia, South Carolina and Charlotte, North Carolina. In addition, First Federal leases properties in several locations for off-site ATM facilities. First Federal also owns land purchased for potential future branch locations.

We evaluate on a continuing basis the suitability and adequacy of all of our facilities, including branch offices and service facilities, and have active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities. We believe our present facilities are adequate for our operating purposes.

At September 30, 2007, the total book value of the premises and equipment we own was $74.3 million. Reference is made to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for information relating to minimum rental commitments under our leases for office facilities and to Note 9 for further details on our properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters

			Cash Dividend
	High	Low	Declared
2007
First Quarter	$41.50	$33.50	$0.250
Second Quarter	39.96	32.62	0.250
Third Quarter	35.95	32.40	0.250
Fourth Quarter	33.99	26.49	0.250
2006
First Quarter	$32.82	$27.45	$0.240
Second Quarter	32.91	29.64	0.240
Third Quarter	32.69	29.80	0.240
Fourth Quarter	35.48	30.61	0.240

Stock Prices and Dividends

The table above shows the high and low sales prices of the Company’s common stock and the cash dividend declared during each quarter of the fiscal years ended September 30, 2007 and 2006.

Our common stock is traded in the NASDAQ Global Select Market under the symbol “FFCH.” Trading information in newspapers is provided on the NASDAQ Stock Market quotation page under the listing, “FstFHld” or a similar variation. As of September 30, 2007, there were 2,197 stockholders of record.

We have paid a quarterly cash dividend since February 1986. The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon our earnings, financial condition, capital position and such other factors as the Board may deem relevant. The dividend rate has been increased 20 times with the most recent dividend paid in November 2007, at $.255 per share. Cash dividends per share totaled $1.00 in fiscal 2007, $.96 in fiscal 2006 and $.92 for fiscal 2005. These dividends per share amounted to 47.62% for fiscal 2007, 41.74% for fiscal 2006 and 42.99% for fiscal 2005 of basic net income per common share.

Please refer to Item 1. “Business - How We Are Regulated - Regulation of First Federal - Limitations on Capital Distributions” for information with respect to the regulatory restrictions on First Federal’s ability to pay dividends to First Financial.

Issuer Purchases of Equity Securities

On January 29, 2007, we announced the approval of a new stock repurchase program to acquire up to 600,000 shares of common stock. During fiscal 2007, we purchased 498,200 shares under this repurchase plan. The program will expire March 31, 2008.

The Company’s employee and outside directors’ stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the fiscal year ended September 30, 2007, 27,367 shares were repurchased under these provisions which included 6,620 shares repurchased during the quarter ended September 30, 2007. These shares are not repurchased as part of our publicly announced repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

	For the Three Months Ended September 30, 2007
	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under Announced Plan
07/01/2007 thru 07/31/2007	26,000	$29.56	26,000	310,800
08/01/2007 thru 08/31/2007	137,000	28.15	137,000	173,800
09/01/2007 thru 09/30/2007	78,620	30.81	72,000	101,800
	241,620	29.17	235,000

The following graph shows a five year comparison of cumulative total returns for the Company, the CRSP Index for Nasdaq Stock Market (U.S. Companies) and the CRSP Peer Group Indices for Nasdaq Savings Institutions and Bank Stocks. *

CRSP Total Returns Index for:	2002	2003	2004	2005	2006	2007
FIRST FINANCIAL HOLDINGS, INC	100.0	114.8	122.3	124.5	142.4	134.1
Nasdaq Stock Market (US Companies )	100.0	152.4	161.9	184.7	194.8	230.6
NASDAQ Stocks Savings Institutions	100.0	140.3	172.2	181.7	211.0	208.1
(SIC 6030-6039 US Companies)
NASDAQ Bank Stocks	100.0	116.4	135.8	141.9	155.1	145.9
(SIC 6020-6029, 6710-6719 US & Foreign)

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indices are reweighted daily, using the market capitalization on the previous day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.	The index level for all series was set to 100.0 on 9/30/2002.

*Source: Center for Research in Security Prices (CRSP), the University of Chicago Graduate School of Business. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended September 30,
	2007	2006	2005	2004	2003
	(dollars in thousands, except share data)
Summary of Operations
Interest income	$168,044	$151,340	$130,776	$126,593	$134,381
Interest expense	85,214	71,615	54,318	49,991	55,921
Net interest income	82,830	79,725	76,458	76,602	78,460
Provision for loan losses	(4,726)	(4,695)	(4,826)	(5,675)	(6,235)
Net interest income after provision
for loan losses	78,104	75,030	71,632	70,927	72,225
Non-interest income	55,232	54,164	49,245	42,175	40,965
Non-interest expense	(92,889)	(86,344)	(80,052)	(74,764)	(70,781)
Income before income tax	40,447	42,850	40,825	38,338	42,409
Income tax expense	(15,375)	(15,221)	(14,600)	(13,784)	(15,198)
Net income	$25,072	$27,629	$26,225	$24,554	$27,211

Per Common Share
Net income	$2.10	$2.30	$2.14	$1.97	$2.12
Net income, diluted	2.07	2.27	2.09	1.92	2.07
Book value	15.96	15.29	14.12	13.43	13.02
Dividends	1.00	0.96	0.92	0.88	0.76
Dividend payout ratio	47.62%	41.74%	42.99%	44.67%	35.85%

At September 30,
Assets	$2,711,370	$2,658,128	$2,522,405	$2,442,313	$2,322,882
Loans receivable, net	2,134,458	2,056,151	1,878,730	1,813,531	1,781,881
Loans held for sale	6,311	4,978	9,659	4,054	20,051
Mortgage-backed securities	297,011	296,493	341,533	346,847	303,470
Investment securities and FHLB stock	55,629	55,368	53,188	62,826	43,687
Deposits	1,854,051	1,823,028	1,657,072	1,520,817	1,481,651
Borrowings	606,207	580,968	628,055	705,654	622,075
Stockholders’ equity	185,715	183,765	171,129	165,187	163,006
Number of offices	55	52	49	47	45
Full-time equivalent employees	873	847	791	792	767

Selected Ratios:
Return on average equity	13.40%	15.76%	15.48%	14.86%	16.65%
Return on average assets	0.94	1.06	1.06	1.01	1.21
Gross interest margin	3.29	3.30	3.27	3.35	3.66
Net interest margin	3.36	3.35	3.32	3.38	3.74
Efficiency ratio	67.21	64.68	63.83	63.22	59.76
Average equity as a percentage of
average assets	6.99	6.75	6.82	6.82	7.23

Asset Quality Ratios:
Allowance for loan losses to loans	0.70%	0.70%	0.74%	0.81%	0.82%
Allowance for loan losses to
nonperforming loans	247.59	389.94	252.72	174.06	147.06
Nonperforming assets to loans and real estate
and other assets acquired in
settlement of loans	0.36	0.27	0.39	0.69	0.79
Nonperforming assets to total assets	0.28	0.21	0.29	0.51	0.61
Net charge-offs to average loans	0.20	0.21	0.29	0.32	0.38

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

Our net income was $25.1 million in fiscal 2007 compared with $27.6 million in fiscal 2006, decreasing by 9.3%. Basic earnings per share in 2007 decreased to $2.10 from $2.30 in 2006 and diluted earnings per share in 2007 decreased to $2.07 from $2.27. Basic earnings per share in 2006 increased to $2.30 from $2.14 in 2005 and diluted earnings per share in 2006 increased to $2.27 from $2.09. Net earnings resulted in a return on average equity of 13.40% for fiscal 2007, 15.76% for fiscal 2006 and 15.48% for fiscal 2005. The return on average assets was .94% for the twelve months ended September 30, 2007 and 1.06% for the twelve months ended September 30, 2006 and 2005.

Total revenues (net interest income and non-interest income) in fiscal 2007 were $138.1 million, increasing by $4.2 million, or 3.1%, from fiscal 2006. For fiscal year 2007, our net interest margin increased to 3.36% compared with a net interest margin of 3.35% for fiscal 2006. Average earning assets increased by $79.5 million, an increase of 3.3%. The largest increase in total revenues was in ATM and debit card fees which increased $1.3 million, or 28.0%, from fiscal 2006. This increase was principally attributable to the increase in new branches and the growth of new checking accounts and the increase in ATM and debit cards associated with the new accounts.

  As a result of recent state tax legislation affecting the treatment of dividends paid by Real Estate Investment Trusts, the Company recorded an additional tax provision of $931 thousand, net of federal tax benefit, thereby causing the effective tax rate to increase to 38.0% for fiscal 2007. Without the additional tax provision, the effective tax rate for the Company would have been 35.7%.

Our earnings increased in fiscal 2006 as a result of several factors. Total revenues (including net interest income and non-interest income) were $133.9 million in fiscal 2006, increasing by $8.2 million, or 6.5%, from fiscal 2005. Fiscal 2005 revenues include Mortgage Servicing Rights (“MSR”) valuation recoveries of $387 thousand. Commissions on insurance increased by $2.5 million, or 15.4%, during the year ended September 30, 2005 as compared with the prior fiscal year, and was the largest area of contribution to the variance. Additionally, in fiscal 2005, we received a judgment settlement of $1.3 million. During fiscal year 2005, we prepaid Federal Home Loan Bank advances, incurring prepayment fees of $964 thousand.

On January 29, 2007, we announced the approval of a new stock repurchase program to acquire up to 600,000 shares of our common stock. During fiscal 2007, we purchased 498,200 shares under this repurchase plan. The program will expire March 31, 2008. The majority of shares repurchased in fiscal 2007 were part of the repurchase plan. Average diluted shares for fiscal 2007 declined 100,379 shares due principally to the execution of the stock repurchase plan.

On April 29, 2005, we announced the approval of a new stock repurchase program to acquire up to 625,000 shares of common stock, which expired on June 30, 2006. During fiscal 2006 we repurchased 247,893 total shares while in fiscal 2005 we repurchased 338,035 total shares. The majority of shares repurchased in fiscal 2006 and 2005 were part of the repurchase plan. Average diluted shares for fiscal year 2006 declined by 338,416 shares as a result of the execution of stock repurchase programs and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

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

As explained in Note 1 and Note 8 of Notes to the Consolidated Financial Statements, under Item 8 of this form 10-K, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Financial Position - Allowance for Loan Losses.”

Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 11 of the Notes to Consolidated Financial Statements, under Item 8 of this form 10-K, and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. We continue to utilize the expertise of a third party consultant to determine this asset’s value. The consultant utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset. Management believes that the modeling techniques and assumptions used by the consultant are reasonable.

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations. During fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates.

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

Acquisitions by us are made through the use of the purchase method of accounting and are more fully discussed in Note 2 of the Notes to Consolidated Financial Statements. We rely heavily on third party expertise in the valuing of acquisitions and to help identify intangibles. Management relies on historical as well as pro-forma balance sheet and income statement information to determine these values. These estimated fair values are subject to change as economic and market specific conditions change.

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. We use the cost method to determine if goodwill is impaired. The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Note 1 and Note 10 of the Notes to the Consolidated Financial Statements. Impairment of goodwill was not required based on the most current analysis.

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

Financial Position

At September 30, 2007, our assets totaled $2.7 billion, increasing by 2.0%, or $53.2 million, from September 30, 2006. As was the case in fiscal 2006, growth in our assets reflected an increase in commercial real estate, land and consumer loan demand while residential mortgage loans and commercial business loans stayed relatively the same or declined in some instances. The change in assets during fiscal 2007 was attributable to increases of $79.6 million in net loans receivable and loans held for sale, $18.2 million in office properties and equipment, net, $2.0 million in investments held to maturity and $3.7 million in investment in FHLB stock, offset by a decreases of $47.7 million in cash and cash equivalents and a decrease in investments available for sale, at fair value of $5.4 million.

Investment Securities and Mortgage-backed Securities

At September 30, 2007, available for sale securities totaled $321.0 million compared to $325.9 million at September 30, 2006. At September 30, 2007, held to maturity investments totaled $2.0 million compared to $0 at September 30, 2006. Average balances of available for sale and held to maturity securities decreased to $340.0 million during fiscal 2007 from $378.8 million during fiscal 2006. Purchases of available for sale and held to maturity securities totaled $78.5 million during the year ended September 30, 2007. It is likely that we will maintain investment and mortgage backed securities at 15-30% of assets, replacing run-off of the portfolio.

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

The credit market turmoil has impacted both the liquidity and pricing of our entire investment portfolio. We currently have enough deposit and borrowing capacity where funding the investment portfolio is not a material issue. As of September 30, 2007, none of the securities has had its credit rating changed to below investment grade.

Loans Receivable

In fiscal 2007, loans comprised 85.9% of average interest-earning assets compared to 83.7% for fiscal 2006. Compared with balances on September 30, 2006, net loans receivable increased by $78.3 million during fiscal 2007. Loans held for sale increased $1.3 million to $6.3 million at September 30, 2007. Residential real estate loan portfolio balances were lower in fiscal 2007 than in fiscal 2006 while other categories of loan portfolio balances increased.

Our markets are experiencing slower growth conditions, higher inventories of homes for resale and slowing housing appreciation.

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

PROBLEM ASSETS
(dollars in thousands)

	At September 30,
	2007	2006	2005	2004	2003

Non-accrual loans	$6,087	$3,684	$5,556	$8,439	$9,852
Accruing loans 90 days or more delinquent	49	64	45	63	24
Renegotiated loans					295
Real estate and other assets acquired in settlement of loans	1,513	1,920	1,755	4,003	4,009
	$7,649	$5,668	$7,356	$12,505	$14,180

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	0.36%	0.27%	0.39%	0.69%	0.79%
As a percent of total assets	0.28	0.21	0.29	0.51	0.61
Allowance for loan losses as a percent of problem loans	247.59	389.94	252.72	174.06	147.06
Net charge-offs to average loans outstanding	0.20	0.21	0.29	0.32	0.38

Problem assets were $7.6 million at September 30, 2007, or .28% of assets and .36% of loans receivable and real estate and other assets acquired in settlement of loans. At September 30, 2006, problem assets were $5.7 million, or .21% of assets and .27% of loans receivable and real estate and other assets acquired in settlement of loans. Loans on non-accrual increased $2.4 million to $6.1 million at September 30, 2007 from $3.7 million at September 30, 2006. This increase was principally related to commercial business loans and in particular, a $1.8 million land loan. Real estate and other assets in settlement of loans decreased to $1.5 million from $1.9 million at September 30, 2006.

Real estate conditions remained soft in fiscal 2007 and we do not expect a significant change until later during fiscal 2008. While we believe our markets will outperform other national markets, we expect that credit quality trends will result in an increase in problem credits during fiscal 2008. We are closely monitoring market conditions, delinquencies and particularly certain riskier segments of our portfolio and will seek resolution of any problem credits. Because of our responsible lending and risk management practices, we have not faced many of the issues in the mortgage industry over the past several quarters.

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

Our methodology for assessing the adequacy of the allowance establishes both an allocated and an unallocated component. The calculation of the allowance is based on historical loss rates. The allocated component of the allowance for single family loans is currently based on the last 3-year average loss rates and also contains a component based on management’s assessment of qualitative factors. The allocated components for commercial real estate, multi-family loans, land loans, construction loans and commercial business loans are based principally on current loan grades, the last 3-year average loss rates and an allocation attributable to qualitative factors. Included in these factors are economic and market conditions, concentrations of credit, asset quality indicators and lending policies and personnel. The allocated component for consumer loans is also based on 3-year average loss rates and also includes an allocation based on qualitative factors. Qualitative factors are adjusted based on management’s judgment.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

The allowance totaled $15.2 million or .70% of loans at September 30, 2007 and $14.6 million or .70% of loans at September 30, 2006. During fiscal 2007, we increased the allowance by $577 thousand in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio and the level of charge-offs. The ratio of the allowance to nonperforming loans, which include nonaccrual loans, accruing loans 90 days or more delinquent and renegotiated loans, was 2.48 times at September 30, 2007 and 3.90 times at September 30, 2006. Nonperforming loans increased to $6.1 million as of September 30, 2007 from $3.7 million at September 30, 2006. See "Asset Quality” above. Our analysis of allowance adequacy includes an impairment analysis for selected nonperforming commercial loans. Based on the current economic environment and other factors, management believes that the allowance at September 30, 2007 is adequate to provide for estimated probable losses in our loan portfolio.

Our mobile home loan portfolio is 9.3% of the net loan portfolio at September 30, 2007 compared to 8.4% of the net loan portfolio at September 30, 2006. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates. See “Lending Activities - Consumer Lending.”

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

ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	At or For the Year Ended September 30,
	2007	2006	2005	2004	2003

Balance, beginning of period	$14,615	$14,155	$14,799	$14,957	$15,824
Loans charged-off:
Real estate loans	461	721	769	962	1,688
Commercial business loans	273	152	586	618	1,039
Mobile home loans	1,921	2,306	2,781	2,587	2,004
Consumer loans	2,115	1,813	2,061	2,320	2,881
Total charge-offs	4,770	4,992	6,197	6,487	7,612
Recoveries:
Real estate loans	95	51	43	60	16
Commercial business loans	55	30	134	142	54
Mobile home loans	93	210	132	68	53
Consumer loans	378	466	418	384	387
Total recoveries	621	757	727	654	510
Net charge-offs	4,149	4,235	5,470	5,833	7,102
Provision for loan losses	4,726	4,695	4,826	5,675	6,235
Balance, end of period	$15,192	$14,615	$14,155	$14,799	$14,957
Balance as a percent of loans:	0.70%	0.70%	0.74%	0.81%	0.82%
Net charge-offs as a percent of
average net loans:	0.20%	0.21%	0.29%	0.32%	0.38%

	At September 30,
	2007	2006	2005	2004	2003
Allowance for loan losses applicable to:
Real estate loans	$5,816	$6,096	$5,677	$5,490	$6,608
Commercial business loans	1,213	1,577	1,334	1,069	1,607
Mobile home loans	4,279	3,740	3,534	3,883	3,171
Consumer loans	3,387	2,946	2,839	3,498	3,434
Unallocated	497	256	771	859	137
Total	$15,192	$14,615	$14,155	$14,799	$14,957

Percent of loans to total net loans:
Real estate loans	67.8%	69.3%	70.2%	73.3%	77.1%
Commercial business loans	3.8	3.9	3.7	3.1	2.3
Mobile home loans	9.1	8.2	8.1	7.7	7.1
Consumer loans	19.3	18.6	18.0	15.9	13.5
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposits

Retail deposits have traditionally been our primary source of funds and also provide a customer base for the sale of additional financial products and services. Business deposits have in the past been a less significant source of funding. We have set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. We believe that our future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers. We continue to proactively seek development of new business relationships through a comprehensive officer calling program. During fiscal 2007 and in past years, we have emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing our cost of funds.

Our total deposits increased $31.0 million during the year ended September 30, 2007. Our deposit composition at September 30, 2007, 2006 and 2005 was as follows:

DEPOSITS
(dollars in thousands)

	At September 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Balance	Total	Balance	Total	Balance	Total
Checking accounts	$456,045	24.60%	$474,705	26.04%	$520,232	31.39%
Statement and other accounts	133,201	7.18	148,752	8.16	169,703	10.24
Money market accounts	381,040	20.55	373,675	20.50	255,486	15.42
Certificate accounts	883,765	47.67	825,896	45.30	711,651	42.95
Total deposits	$1,854,051	100.00%	$1,823,028	100.00%	$1,657,072	100.00%

Core deposits, which include checking accounts, statement and other accounts and money market accounts, declined by $26.9 million in fiscal 2007, or 2.7%, and certificate of deposit balances increased by $57.9 million, or 7.0%. Core deposits now comprise 52.3% of all deposit balances at September 30, 2007. Deposits, as a percentage of liabilities, were 73.4% at September 30, 2007 and 73.7% at September 30, 2006. We expect to maintain a significant portion of our deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. An inverted yield curve during most of fiscal 2007 and attractive pricing for short-term certificates of deposit have been instrumental in increasing certificate accounts during fiscal 2007. Our average cost of deposits for the twelve months ended September 30, 2007 was 3.03% and 2.87% for the twelve months ended September 30, 2006.

Short term funding costs may remain abnormally high during the first half of fiscal 2008 due to the collapse of the commercial paper market. Our commercial banking competitors may be limited in funding choices and may be forced to continue pricing aggressively for funding until the credit crisis abates.

Brokered deposits were $6.9 million at September 30, 2007, $7.4 million at September 30, 2006 and $7.2 million at September 30, 2005. In relation to total deposits, this represents .37% at September 30 2007, .41% at September 30, 2006 and .43% at September 30, 2005. As mentioned above, we expect to achieve future growth in deposits through development of core deposit relationships.

Borrowings

Borrowings increased $25.2 million during the current year to $606.2 million as of September 30, 2007. Borrowings as a percentage of total liabilities, was approximately 24.0% at the end of fiscal 2007 and 23.5% at the end of fiscal 2006. Borrowings from the FHLB of Atlanta increased $89.0 million and other short-term borrowings decreased $63.8 million from fiscal 2006 to fiscal 2007.

Our average cost of FHLB of Atlanta advances, reverse repurchase agreements and other borrowings increased from 4.90% during the year ended September 30, 2006 to 5.23% during the year ended September 30, 2007. Approximately $254 million in FHLB of Atlanta advances mature within one year. Other advances are subject to call during the next year but, based on current market interest rates, most of these calls will likely not be exercised by the FHLB of Atlanta. See Item 8, Note 14 of the Notes to Consolidated Financial Statements.

In accordance with Financial Interpretation Number (“FIN”) 46R, we did not include the trust subsidiary, First Financial Capital Trust I, in our consolidated financial statements at September 30, 2007 and 2006. The trust subsidiary was formed to raise capital by issuing preferred securities to investors. We own 100% of the junior subordinated debt of the capital trust. During 2004, this transaction increased our long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets. Our full and unconditional guarantee for the preferred securities remains in effect.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit. The rate on the funding line was based on three month LIBOR. At September 30, 2007, the balance on this line was $5.0 million.

During the first quarter of fiscal 2005, we prepaid a $15 million FHLB of Atlanta advance with a remaining maturity of 42 months and a rate of 5.57% incurring a prepayment penalty of $964 thousand which is reported in non-interest expense.

Capital Resources

Our average stockholders’ equity was $187.1 million, or 6.99% of average assets during fiscal 2007,and during fiscal 2006, average stockholders’ equity was $175.3 million, or 6.7% of average assets. The Consolidated Statements of Stockholders’ Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders’ equity during the year. Total equity capital increased from $183.8 million at September 30, 2006 to $185.7 million at September 30, 2007. Our ratio of total capital to total assets was 6.85% at September 30, 2007 compared to 6.91% at September 30, 2006. Our tangible capital ratio at September 30, 2007 was 6.07% compared with 6.11% at September 30, 2006.

Recent common stock repurchases included the purchase of approximately 554,000 shares in fiscal 2007, 248,000 shares in fiscal 2006 and 338,000 shares in fiscal 2005. The dollar amount of such purchases totaled $17.0 million in fiscal 2007, $7.5 million in fiscal 2006 and $10.7 million in fiscal 2005.

During fiscal 2007, our cash dividend payout was 47.62% of per share earnings compared with a payout ratio of 41.74% in fiscal 2006. We recently increased our cash dividend by 2.0% to $.255 per share on a quarterly basis, effective with the payment made during November 2007 to shareholders.

Accumulated other comprehensive loss at September 30, 2007 of $1.2 million was comprised of the after tax effect of unrealized losses on securities available for sale of $736 thousand and a cumulative effect of change for SFAS 158, net of taxes, of $443 thousand. At September 30, 2006 accumulated other comprehensive loss was the after tax effect of unrealized losses on securities available for sale of $2.9 million.

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

The following table sets forth in summary form the repricing attributes of our interest-earning assets and interest-bearing liabilities as of September 30, 2007. The time periods in the table represent the time period before an asset or liability matures or can be repriced.

INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2007
(dollars in thousands)

	Interest Rate Sensitivity Period
				13 Months -	Over 2
	3 Months	4-6 Months	7-12 Months	2 years	Years	Total
Interest-earning assets:
Loans (1)	$476,291	$189,920	$332,482	$299,003	$856,536	$2,154,232
Mortgage-backed securities (2)	31,884	40,696	76,559	49,184	99,686	298,009
Interest-earning deposits, investments and FHLB stock	55,347	3,199	3,116	1,000	5,109	67,771
Total interest-earning assets	563,522	233,815	412,157	349,187	961,331	2,520,012
Interest-bearing liabilities:
Deposits:
Checking accounts (3)	3,676	3,676	7,351	3,778	238,559	257,040
Savings accounts (3)	9,737	9,737	19,474	18,395	75,858	133,201
Money market accounts (3)	57,737	57,737	115,474	74,188	75,904	381,040
Certificate accounts	310,534	197,755	243,305	59,036	73,135	883,765
Total deposits	381,684	268,905	385,604	155,397	463,456	1,655,046
Borrowings (4)	279,000		25,000	25,000	277,207	606,207
Total interest-bearing liabilities	660,684	268,905	410,604	180,397	740,663	2,261,253
Current period gap	$(97,162)	$(35,090)	$1,553	$168,790	$220,668	$258,759
Cumulative gap	$(97,162)	$(132,252)	$(130,699)	$38,091	$258,759
Percent of total assets	(3.58%)	(4.88%)	(4.82%)	1.40%	9.54%

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

(3)
Decay rates approximate 5.7% in the first year and 1.5% in the second year for checking accounts, 29.2% in the first year and 13.8% in the second year for savings accounts and 60.6% in the first year and 19.5% in the second year for money market accounts.

(4)
Borrowings include fixed-rate FHLB of Atlanta advances at the earlier of maturity date or expected call dates. For purposes of the table above, the Company has assumed under current interest rates that certain advances with call provisions will extend and certain advances will be called.

Based on our September 30, 2007 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.209 billion in interest-earning assets will reprice and approximately $1.340 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $130.7 million, or 4.82% of assets. Our one year dynamic gap position at September 30, 2006 was a positive one-year gap position of $82.8 million, or 3.11% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates rose and inverted during 2007, our portfolio rebalancing into higher yielding commercial and consumer products was instrumental in allowing us to distinguish ourselves from other negatively-gapped institutions. It is widely anticipated that the Federal Reserve will be lowering its rates at its December 2007 meeting and with the potential of additional cuts in the first quarter of calendar 2008, although no assurances can be made.

Derivatives and Hedging Activities

Derivative transactions may be used by us to better manage our interest rate sensitivity to reduce risks associated with our lending, deposit taking and borrowing activities. We recognize all derivatives as either assets or liabilities on the consolidated statement of financial condition and report these instruments at fair value with realized and unrealized gains and losses included in earnings.

By using derivative instruments, we are exposed to credit and market risk. Credit risk is the risk due to uncertainty in a counterparty’s ability to meet its obligations. We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our interest rate sensitivity analysis.

The fair value of our derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2007. Our derivative and hedging activities are discussed in further detail in Note 20 of the Notes to Consolidated Financial Statements and currently consist of forward sales contracts to purchase mortgage-backed securities to hedge the risk in entering into commitments to originate fixed-rate residential loans that will be sold.

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

Lending Commitments

Lending commitments include loan commitments, standby letters of credit and unused credit card lines. These instruments are not recorded in the consolidated statement of financial condition until funds are advanced under the commitments. We provide these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2007, commercial and retail loan commitments totaled $145.1 million, and standby letters of credit totaled $2.8 million. Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity of a customer, to a third party. Unused business, personal and credit card lines, which totaled $362.8 million at September 30, 2007, are generally for short-term borrowings.

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

In addition to our commitments and derivatives of the types described above, at September 30, 2007, our off balance sheet arrangements include a $1.4 million interest in First Financial Capital Trust I (representing all of the common securities of the trust), which in March 2004 issued $45.0 million of capital securities. In connection therewith, we issued $46.4 million of junior subordinated debentures to the Trust. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this document.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the demands of our customers. In this process, the focus is on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. The table below summarizes future contractual obligations as of September 30, 2007

Contractual Obligations

CONTRACTUAL OBLIGATIONS
(in thousands)

	At September 30, 2007
	Payments Due by Period
	Within One	Over One to	Over Two to	Over Three to	After Five
	Year	Two Years	Three Years	Five Years	Years	Total
Certificate accounts	$725,398	$81,439	$22,617	$54,249	$62	$883,765
Borrowings	259,003		125,000	25,000	197,204	606,207
Purchases	1,952					1,952
Operating leases	1,775	1,511	1,109	1,528	4,129	10,052
Total contractual obligations	$988,128	$82,950	$148,726	$80,777	$201,395	$1,501,976

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

Other primary sources of funds include borrowings from the FHLB of Atlanta, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans. To minimize vulnerability, we have back-up sources of funds available, including FHLB of Atlanta borrowing capacity and securities available for sale. The FHLB of Atlanta has a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances. This new policy serves to define an upper limit for FHLB advances for First Federal of approximately $1.1 billion at September 30, 2007, based on our current approved limit.

During fiscal year 2007, we experienced a net cash outflow from investing activities of $103.3 million, consisting principally of purchases of $70.6 million in mortgage-backed securities available for sale, $7.9 million in net purchases of investment securities available for sale and held to maturity, a net purchase of $3.7 million in FHLB stock, an increase of $87.0 million in net loans and net purchase of office properties and equipment of $23.4 million, partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $73.3 million as well as proceeds from sales and maturity of investments available for sale of $11.5 million, and sales of real estate owned of $4.9 million. During fiscal 2007 significant operating activities included $174.2 million of residential loans originated for sale with sales of $174.7 million. Financing activities included net deposit growth of $31.0 million and net borrowings of $25.2 million during fiscal 2007.

Due to lower originations, proceeds from the sale of loans, was $174.7 million in fiscal 2007 compared with $180.1 million in fiscal 2006. Based on recent asset/liability management objectives and low historical interest rates, we expect to continue our strategy of selling selected longer-term, fixed-rate loans in fiscal 2008. Management, however, anticipates the volume of loan sales may improve during fiscal 2008 as refinancing activity is expected to increase and market conditions are favorable at the present time. We may increase our holdings of investments and mortgage-backed securities during fiscal 2008 until loan portfolio growth returns to historical levels.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries. Potential sources for the payment of principal and interest on our borrowings and for the periodic repurchase programs include: (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on our investment securities. As of September 30, 2007, we had cash reserves and existing marketable securities of $6.0 million compared with $7.9 million at September 30, 2006.

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

Results of Operations

Net Interest Income

Our largest component of operating earnings is net interest income. One of our strategic initiatives has been to reduce our reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $82.8 million in fiscal 2007 compared with $79.7 million in fiscal 2006 and $76.5 million in fiscal 2005. Net interest income represented approximately 60.0% of the net revenues in fiscal 2007 compared with 59.5% in fiscal 2006 and 60.8% in fiscal 2005. The level of net interest income is determined by balances of interest-earning assets and interest-bearing liabilities and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

Net interest income increased 3.9% to $82.8 million in fiscal 2007 compared to an increase in net interest income of 4.3% in fiscal 2006 and a decrease of .2% in fiscal 2005. The net interest margin increased in fiscal 2007 to 3.36% from 3.35% in fiscal 2006. The net interest margin benefited from a 47 basis point increase in the yield on average earning assets, while the average cost of interest bearing liabilities increased 48 basis points. Average earning assets increased $79.5 million during fiscal 2007, which was a contributing factor in the level of net interest income.

The net interest margin increased to 3.35% in 2006 from 3.32% in fiscal 2005. Our average cost of interest-bearing liabilities increased to 3.05% in fiscal 2006 from 2.40% in fiscal 2005. Average yields on interest-earning assets increased from 5.67% in fiscal 2005 to 6.35% in fiscal 2006.

More competitive pricing on deposits and a very competitive lending environment will be factors influencing the net interest margin during fiscal 2008.

Average Yields and Rates

AVERAGE YIELDS AND RATES
(dollars in thousands)

 The following table sets forth certain information relating to categories of our interest earning assets and interest bearing liabilities for the periods indicated. All average balances are computed on a monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended September 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans[1]	$2,114,467	$151,724	7.18%	$1,995,795	$134,416	6.73%	$1,882,655	$114,588	6.09%
Mortgage-backed securities	283,958	12,505	4.40	326,212	13,410	4.11	356,168	13,607	3.82
Investment securities	56,005	3,349	5.98	52,597	3,110	5.91	58,089	2,361	4.06
Other interest-earning assets[2]	8,163	466	5.71	8,456	404	4.78	8,120	220	2.71
Total interest-earning assets	2,462,593	168,044	6.82	2,383,060	151,340	6.35	2,305,032	130,776	5.67
Non-interest-earning assets	214,770			215,220			179,181
Total assets	$2,677,363			$2,598,280			$2,484,213
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$474,998	846	0.18	$500,511	1,100	0.22	$480,891	850	0.18
Savings accounts	141,107	772	0.55	159,024	870	0.55	169,931	935	0.55
Money market accounts	375,018	14,244	3.80	328,502	10,125	3.08	243,448	3,315	1.36
Certificate accounts	859,278	40,131	4.67	766,214	30,313	3.96	677,864	21,339	3.15
Total deposits	1,850,401	55,993	3.03	1,754,251	42,408	2.42	1,572,134	26,439	1.68
FHLB advances	483,033	24,127	5.00	476,570	22,561	4.73	537,370	21,304	3.96
Other borrowings	83,426	5,094	6.11	119,320	6,646	5.57	157,706	6,575	4.17
Total interest-bearing liabilities	2,416,860	85,214	3.53	2,350,141	71,615	3.05	2,267,210	54,318	2.40
Non-interest-bearing liabilities	73,390			72,855			47,575
Total liabilities	2,490,250			2,422,996			2,314,785
Stockholders’ equity	187,113			175,284			169,428
Total liabilities and
stockholders’ equity	$2,677,363			$2,598,280			$2,484,213
Net interest income/gross margin		$82,830	3.29%		$79,725	3.30%		$76,458	3.27%
Net yield on average
interest-earning assets			3.36%			3.35%			3.32%
Percent of average interest-
earning assets to average
interest-bearing liabilities			101.89%			101.40%			101.67%

1	Average balances of loans include non-accrual loans.

2	Includes interest-earning deposits, which are classified as cash equivalents in the Company’s Consolidated Statements of Financial Condition contained in Item 8 herein.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change as a result of volume and rate.

RATE/VOLUME ANALYSIS
(dollars in thousands)

	Year Ended September 30,			Year Ended September 30,
	2007 versus 2006			2006 versus 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$8,189	$9,119	$17,308	$7,214	$12,614	$19,828
Mortgage-backed securities	(1,818)	913	(905)	(1,189)	992	(197)
Investment securities	202	37	239	(241)	990	749
Other interest-earning assets	(14)	76	62	9	175	184
Total interest income	6,559	10,145	16,704	5,793	14,771	20,564
Interest expense:
Deposit accounts
Checking accounts	(56)	(198)	(254)	39	211	250
Savings accounts	(98)		(98)	(65)	-	(65)
Money market accounts	1,554	2,565	4,119	1,474	5,336	6,810
Certificate accounts	3,965	5,853	9,818	3,019	5,955	8,974
Total deposits	5,365	8,220	13,585	4,467	11,502	15,969
Borrowings	(1,847)	1,861	14	(4,408)	5,736	1,328
Total interest expense	3,518	10,081	13,599	59	17,238	17,297
Net interest income	$3,041	$64	$3,105	$5,734	$(2,467)	$3,267

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level. Our provision expense was $4.7 million in fiscal 2007 and 2006 and $4.8 million in fiscal 2005. The provision was slightly higher in fiscal 2007 than in fiscal 2006 as a result of lower real estate, commercial business and consumer loan charge-offs and as a result of incremental changes in components of the loan portfolio along with changes in the components of classified credits. As a result, the allowance for loan losses was $15.2 million at September 30, 2007 and $14.6 million at September 30, 2006. This represented .70% of loans at the end of fiscal 2007 and 2006.

Net charge-offs in fiscal 2007 totaled $4.1 million, or .20% of average loans, compared with $4.2 million in fiscal 2006, or .21% of average loans. Net loan charge-offs of $5.5 million in 2005 resulted in charge-offs to average loans of .29%. Charge-offs decreased slightly from fiscal 2006 to fiscal 2007 as a result of decreasing levels of real estate and mobile home loan charge-offs offset by increases in commercial business and consumer loan charge-offs. Charge-offs decreased from fiscal 2005 to 2006 as a result of decreases in all levels.

Non-interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended September 30.

	Years Ended September 30,
	2007		2006		2005
	Amount	% Change	Amount	% Change	Amount	% Change

Net gain on sale of loans	$1,852	(15.80)%	$2,200	(10.30)%	$2,452	28.18%
Net gain (loss) on sale of
investment and mortgage-
backed securities	266	5,220.00	5	(109.09)	(55)	(102.40)
Brokerage fees	2,551	(0.08)	2,777	4.95	2,646	16.31
Commissions on insurance	20,865	6.40	19,607	4.91	18,690	15.38
Other agency income	1,181	(0.30)	1,185	(10.36)	1,322	0.53
Service charges and fees on
deposit accounts	17,475	(1.30)	17,714	37.03	12,927	12.25
Loan servicing operations, net	2,403	(1.38)	2,789	44.36	1,932	177.59
Gains on disposition of assets	230	(7.67)	989	(60.91)	2,530	33.30
Other	8,409	21.90	6,898	1.43	6,801	67.06
Total non-interest income	$55,232	1.97%	$54,164	10.00%	$49,245	16.76%

Non-interest income increased by $1.1 million, or 2.0%, in fiscal 2007 to $55.2 million from $54.2 million in fiscal 2006. Principal increases in fiscal 2007 included higher insurance revenues, increasing $1.3 million, and an increase of $1.5 million in other income. These increases were offset by decreases of $348 thousand in net gains on sale of loans, $226 thousand in brokerage fees, $386 thousand in loan servicing operations, net and $759 thousand in gains on disposition of assets. The increase in other income was mainly attributable to a $1.3 million increase in ATM and debit card fees as a result of increases in the number of cards in service. Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2007 was principally attributable to expansion in the overall agency system during fiscal 2007. Contingent performance-based insurance revenues totaled approximately $2.9 million in fiscal 2007 and $3.1 million in fiscal 2006, comprising 13.0% of insurance revenues in fiscal 2007 and 14.4% of insurance revenues in fiscal 2006.

Although revenues from non-banking activities have expanded in recent years, another significant component of non-interest income remains service charges and fees on deposit accounts. Comprising 31.6% of other income in fiscal 2007, 32.7% in fiscal 2006 and 26.3% in fiscal 2005, service charges and fees on deposit accounts declined slightly to $17.5 million in fiscal 2007 from $17.7 million in fiscal 2006. Our courtesy overdraft privilege program was reintroduced during fiscal 2007 which resulted in the program experiencing less usage during fiscal 2007 as compared to fiscal 2006. The 37.0% increase in fiscal 2006 over fiscal 2005 was directly related to the introduction of a more formalized overdraft privilege service extended to checking account customers in the fourth quarter of fiscal 2005. We incurred expenses related to deposit accounts and the introduction of the overdraft privilege program of $1.5 million during fiscal 2006 and $855 thousand in fiscal 2005. Thus, including expenses, our net deposit revenues increased by $4.1 million, or 34.1% during fiscal 2006 as compared to fiscal 2005. In addition to the overdraft privilege program described above, we have expanded sales efforts to increase checking accounts and business checking relationships.

Loan servicing fees were $2.4 million in fiscal 2007, $2.8 million in fiscal 2006 and $1.9 million during 2005. As a result of adopting SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” on October 1, 2006, all separately recognized MSRs created in the securitization or sale of loans after September 30, 2006 are recognized initially at fair value and will be reported in the Consolidated Statement of Operations for the reporting period as a change in the fair value of mortgage servicing rights. During fiscal 2007, we recognized earnings of $134 thousand in net losses on free standing derivatives used to economically hedge the MSR, offset by an increase in MSR values of $724 thousand. During fiscal 2006, the amortization of servicing rights totaled $1.9 million and impairment recovery was $561 thousand. During fiscal 2005, the amortization of servicing rights totaled $2.1 million and impairment recovery was $387 thousand. Our adoption of SFAS 156 on October 1, 2006 and the subsequent election to carry the MSR at fair value resulted in no further amortization of servicing rights.

Gains on dispositions of assets were $230 thousand for fiscal 2007 and $989 thousand for fiscal 2006. The majority of the gains in fiscal 2007 and 2006 were for excess properties not expected to be used for branch operations.

Non-Interest Expense

In the more competitive financial services market of recent years, management recognizes that there are operational costs which continue to increase as a result of the present operating climate for regulated financial institutions. The technical and operating environment for financial institutions continues to require a well-trained and motivated staff, superior operating systems and sophisticated marketing efforts. Non-interest expense as a percent of average assets provides management with a more comparable picture as company assets continue to grow.

NON-INTEREST EXPENSE
(dollars in thousands)

	Years Ended September 30,
	2007		2006		2005
		% Average		% Average		% Average
	Amount	Assets	Amount	Assets	Amount	Assets

Salaries and employee benefits	$58,669	2.19%	$54,648	2.10%	$50,334	2.02%
Occupancy costs	6,632	0.25	5,754	0.22	5,233	0.21
Marketing	2,261	0.08	2,353	0.09	1,974	0.08
Furniture and equipment
expense	5,406	0.20	4,930	0.19	5,004	0.20
Prepayment penalties on FHLB
advances					964	0.04
Amortization of intangibles	461	0.02	476	0.02	484	0.02
Other	19,460	0.73	18,183	0.70	16,059	0.65
Total non-interest expense	$92,889	3.47%	$86,344	3.32%	$80,052	3.22%

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

Total non-interest expenses increased $6.5 million, or 7.6%, during fiscal 2007. During fiscal 2006, total non-interest expenses increased by $6.3 million, or 7.9%. Excluding a $964 thousand prepayment penalty on the repayment of FHLB advances incurred during fiscal 2005 total non-interest expenses increased 9.2% in 2006. During fiscal 2007, we opened two new in-store sales offices in a Wal-Mart Supercenter and a Kroger Grocery Store and one traditional office, while in 2006 we opened two in-store sales offices in Wal-Mart Supercenters. Additionally, during fiscal 2005, we opened two in-store sales offices. The new offices opened in fiscal 2005 and 2006 have now been open for a full year or more. Salaries and employee benefits increased $4.0 million, or 7.4% during fiscal 2007, following an increase of $4.3 million, or 8.6% in fiscal 2006. These increases are principally attributable to staffing for in-store expansion, growth in banking and insurance sales staff and higher health benefit accruals. Our full time equivalent staff numbered 873 at September 30, 2007 compared with 847 at September 30, 2006 and 791 at September 30, 2005.

Occupancy costs of $6.6 million increased by 15.3% during fiscal 2007. The increase was attributable to expansion of offices and also to major renovations of our operations center in Charleston, which has resulted in temporary relocation of staff to adjacent space, which normally is leased to other tenants. Renovations of our operations center will result in more effective use of the space and allow for growth in staff. The renovations were completed in May 2007, at which time we started refurbishing the adjacent building as well as implementing parking lot improvements.

Furniture and equipment costs of $5.4 million increased by 9.7% during fiscal 2007. This increase was attributable to the major renovations of the operations center in Charleston and the expansion of branch sales offices including the north region operations center located in the Myrtle Beach branch. Furniture and equipment expense for fiscal 2006 declined slightly from fiscal 2005.

Other non-interest expenses increased $1.3 million, or 7.0%, in fiscal 2007. This was attributable to the overall growth of the branch network and the support services necessary to support that growth. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this document for additional information regarding Other Expenses. Other non-interest expenses during fiscal 2006 included $1.5 million in costs related to the overdraft program initiated in late fiscal 2005. Comparable expenses in fiscal 2005 totaled $855 thousand. Other expense categories such as marketing expenditures and the amortization of intangibles have not varied materially between fiscal 2007 and the previous two fiscal years.

During fiscal 2007, the FDIC starting charging deposit insurance assessments to increase the reserve ratios of the Deposit Insurance Fund. During fiscal 2007 the FDIC has applied $514 thousand in assessments toward the one-time credit of $1.6 million that was available to offset such assessments in the first year. The remaining credits of $1.1 million at September 30, 2007 will be available to offset up to 90% of any subsequent calendar year’s assessment. If we are charged the lowest expected rate of 5 to 7 cents for every $100 of deposits, based on our September 30, 2007 balances, our assessment on an annual basis would approximate $912 thousand to $1.3 million. We are not able to estimate the length of time it will take for the Deposit Insurance Fund to improve to the target ratio of 1.25% set recently by the FDIC and therefore are not able to predict the future effects on our operating costs.

Our efficiency ratio was 67.2% in fiscal 2007, 64.7% in fiscal 2006, 63.8% in fiscal 2005. Management continues to target lower expense ratios as an important strategic goal. During the past five years, we have increased our acquisitions of companies that generate higher levels of non-interest revenues. Insurance agencies have higher efficiency ratios than traditional banking operations.

Income Tax Expense

Income taxes totaled $15.4 million in fiscal 2007, $15.2 million in fiscal 2006, and $14.6 million in fiscal 2005. Our effective tax rate was 38.0% in fiscal 2007, 35.5% in fiscal 2006 and 35.8% in fiscal 2005. As a result of recent state tax legislation affecting the treatment of dividends paid by Real Estate Investment Trusts, the Company recorded an additional tax provision of $931 thousand net of federal tax benefit, thereby causing the effective tax rate to increase to 38.0% for fiscal 2007. Without the additional tax provision, the effective tax rate for the Company would have been 35.7%.

We project that our effective tax rate will be between 36-37% based on our ability to make certain investments during fiscal 2008. We continually monitor and evaluate the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of our income tax positions and, accordingly, our effective tax rate may fluctuate in the future.

Regulatory and Accounting Issues

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management has analyzed the provisions of FIN 48 and the adoption will not have a material effect on its consolidated financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are analyzing SFAS 157 and its impact on our consolidated financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 1, “Business - Asset and Liability Management” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.”

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of September 30, 2007.

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

KPMG LLP, the independent registered public accounting firm, that has audited the Company’s consolidated financial statements as of and for the year ended September 30, 2007 has issued an attestation on our internal control over financial reporting as of September 30, 2007 which is included herein.

A. Thomas Hood	R. Wayne Hall
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

December 14 , 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment, effective October 1, 2005, Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, effective October 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective September 30, 2007.

Raleigh, North Carolina December 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

We have audited First Financial Holdings, Inc.’s (the Company) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007, and our report dated December 14, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that the Company adopted the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment, effective October 1, 2005, Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, effective October 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective September 30, 2007.

Raleigh, North Carolina December 14, 2007

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$77,334	$124,998
Investments available for sale, at fair value	23,959	29,395
Investments held to maturity	2,042
Investment in capital stock of FHLB	29,628	25,973
Mortgage-backed securities available for sale, at fair value	297,011	296,493
Loans receivable, net of allowance of $15,192 and $ 14,615	2,134,458	2,056,151
Loans held for sale	6,311	4,978
Accrued interest receivable	11,538	10,574
Office properties and equipment, net	74,303	56,080
Real estate and other assets acquired in settlement of loans	1,513	1,920
Goodwill, net	21,679	21,368
Intangible assets, net	948	1,338
Residential mortgage servicing rights (fair value at September 30, 2007,
and lower of cost or market at September 30, 2006)	12,831	12,843
Other assets	17,815	16,017
Total assets	$2,711,370	$2,658,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$199,005	$212,300
Interest bearing	1,655,046	1,610,728
Total deposits	1,854,051	1,823,028
Advances from FHLB	554,000	465,000
Other short-term borrowings	5,815	69,576
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	5,805	5,741
Outstanding checks	13,854	14,463
Accounts payable and other liabilities	45,738	50,163
Total liabilities	2,525,655	2,474,363

Commitments and contingencies (Notes 16 and 20)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares—none issued Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,557,695 and 16,418,384 shares at September 30, 2007 and September 30, 2006, respectively	165	164
Additional paid-in capital	56,106	52,039
Retained income	233,820	220,689
Accumulated other comprehensive loss, net of income taxes	(1,179)	(2,893)
Treasury stock at cost, 4,922,539 and 4,396,972 shares at September 30, 2007 and Se ptember 30, 2006, respectively	(103,197)	(86,234)
Total stockholders' equity	185,715	183,765
Total liabilities and stockholders' equity	$2,711,370	$2,658,128

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended September 30,
	2007	2006	2005
Interest Income
Interest and fees on loans	$151,724	$134,416	$114,588
Interest on mortgage-backed securities	12,505	13,410	13,607
Interest and dividends on investments	3,349	3,110	2,361
Other	466	404	220
Total interest income	168,044	151,340	130,776
Interest Expense
Interest on deposits
NOW accounts	846	1,100	850
Passbook, statement and other accounts	772	870	935
Money market accounts	14,244	10,125	3,315
Certificate accounts	40,131	30,313	21,339
Total interest on deposits	55,993	42,408	26,439
Interest on FHLB advances	24,127	22,561	21,304
Interest on borrowed money	5,094	6,646	6,575
Total interest expense	85,214	71,615	54,318
Net interest income	82,830	79,725	76,458
Provision for loan losses	4,726	4,695	4,826
Net interest income after provision for loan losses	78,104	75,030	71,632
Non-Interest Income
Net gain on sale of loans	1,852	2,200	2,452
Net gain (loss) on sale of investment and mortgage-backed securities	266	5	(55)
Brokerage fees	2,551	2,777	2,646
Commissions on insurance	20,865	19,607	18,690
Other agency income	1,181	1,185	1,322
Service charges and fees on deposit accounts	17,475	17,714	12,927
Loan servicing operations, net	2,403	2,789	1,932
Gains on disposition of assets	230	989	2,530
Other	8,409	6,898	6,801
Total non-interest income	55,232	54,164	49,245
Non-Interest Expense
Salaries and employee benefits	58,669	54,648	50,334
Occupancy costs	6,632	5,754	5,233
Marketing	2,261	2,353	1,974
Furniture and equipment expense	5,406	4,930	5,004
Prepayment penalties on FHLB advances			964
Amortization of intangibles	461	476	484
Other	19,460	18,183	16,059
Total non-interest expense	92,889	86,344	80,052
Income before income taxes	40,447	42,850	40,825
Income tax expense	15,375	15,221	14,600
Net income	$25,072	$27,629	$26,225

Earnings Per Common Share
Basic	$2.10	$2.30	$2.14
Diluted	2.07	2.27	2.09
Average Number of Shares Outstanding
Basic	11,929	12,024	12,281
Diluted	12,089	12,190	12,528

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2004	16,091	$161	$44,812	$189,675	$(1,458)	3,788	$(68,003)	$165,187
Net income				26,225				26,225
Other comprehensive income:
Unrealized net loss on securities available for sale, net of tax of $1,130					(1,774)			(1,774)
Total comprehensive income								24,451
Common stock issued pursuant to stock option and employee benefit plans	174	2	3,166					3,168
Stock option tax benefit			320					320
Cash dividends ($.92 per share)				(11,300)				(11,300)
Treasury stock purchased						361	(10,697)	(10,697)
Balance at September 30, 2005	16,265	163	48,298	204,600	(3,232)	4,149	(78,700)	171,129
Net income				27,629				27,629
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $215					339			339
Total comprehensive income								27,968
Common stock issued pursuant to stock option and employee benefit plans	153	1	3,518					3,519
Stock option tax benefit			223					223
Cash dividends ($.96 per share)				(11,540)				(11,540)
Treasury stock purchased						248	(7,534)	(7,534)
Balance at September 30, 2006	16,418	164	52,039	220,689	(2,893)	4,397	(86,234)	183,765
Net income				25,072				25,072
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $1,374					2,157			2,157
Total comprehensive income								27,229
Cumulative effect of change for SFAS 158, net of tax of $249					(443)			(443)
Common stock issued pursuant to stock option and employee benefit plans	140	1	3,958					3,959
Stock option tax benefit			109					109
Cash dividends ($1.00 per share)				(11,941)				(11,941)
Treasury stock purchased						526	(16,963)	(16,963)
Balance at September 30, 2007	16,558	$165	$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2007	2006	2005
Operating Activities
Net income	$25,072	$27,629	$26,225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,404	4,870	4,747
Amortization of intangibles	461	476	484
Gain on sale of loans, net	(1,852)	(2,200)	(2,452)
(Gains) loss on sale of investments and mortgage-backed securities, net	(266)	(5)	55
Gain on sale of property and equipment, net	(230)	(989)	(2,530)
Loss (gain) on sale of real estate owned, net	51	(36)	(147)
Stock compensation expense	838	829
Tax benefit resulting from stock options	109	223	320
Amortization of unearned discounts/premiums on investments, net	444	1,230	2,021
Prepayment penalties on FHLB advances			964
Increase in net deferred loan costs and discounts	(601)	(175)	(214)
(Increase) decrease in receivables and other assets	(2,871)	233	(1,046)
Provision for loan losses	4,726	4,695	4,826
Write downs of real estate and other assets acquired in settlement of loans	21	56	49
Deferred income taxes	(2,540)	(1,881)	9,202
Capitalized mortgage servicing rights	(2,280)
Decrease in fair value of mortgage servicing rights	2,292
Impairment recovery loss from write-down of mortgage servicing rights		(561)	(387)
Origination of loans held for sale	(174,200)	(173,180)	(204,009)
Proceeds from sales of loans held for sale	174,719	180,061	200,856
(Decrease) increase in accounts payable and other liabilities	(3,867)	5,733	7,165
Net cash provided by operating activities	25,430	47,008	46,129
Investing Activities
Proceeds from maturity of investments available for sale	8,479	8,132	992
Proceeds from sales of investment securities available for sale	2,973	19,555	33,574
Net purchases of investment securities available for sale	(5,891)	(29,253)	(33,740)
Net purchases of investment securities held to maturity	(2,042)
(Purchase) redemption of FHLB stock	(3,655)	(808)	8,735
Increase in loans, net	(87,002)	(188,208)	(91,658)
Loan participations purchased		(337)
Proceeds from sales of loans			15,656
Proceeds from sales of mortgage-backed securities available for sale		3,314	41,273
Repayments on mortgage-backed securities available for sale	73,312	87,641	70,710
Purchases of mortgage-backed securities available for sale	(70,603)	(44,171)	(111,571)
Proceeds from sales of real estate owned	4,905	4,198	8,537
Purchase of insurance subsidiaries and performance payments	(382)	(204)	(1,010)
Investment in partnership			(1,957)
Net purchase of office properties and equipment	(23,397)	(8,084)	(3,520)
Net cash used in investing activities	(103,303)	(148,225)	(63,979)
Financing Activities
Net (decrease) increase in checking, passbook and money market accounts	(26,846)	51,711	96,207
Net increase in certificates of deposit	57,869	114,245	40,048
Net proceeds (repayments) of FHLB advances	89,000	13,000	(206,000)
Prepayment penalties on FHLB advances			(964)
Net (decrease) increase in securities sold under agreements to repurchase	(68,755)	(60,082)	128,837
Net Increase (decrease) in other borrowings	4,994	(5)	(436)
Increase (decrease) in advances by borrowers for taxes and insurance	64	(72)	256
Cumulative effect of change for SFAS 158, net of tax	(443)
Proceeds from exercise of stock options	3,121	2,690	2,848
Tax benefit resulting from stock options	109	223	320
Dividends paid	(11,941)	(11,540)	(11,300)
Treasury stock purchased	(16,963)	(7,534)	(10,697)
Net cash provided by financing activities	30,209	102,636	39,119
Net (decrease) increase in cash and cash equivalents	(47,664)	1,419	21,269
Cash and cash equivalents at beginning of period	124,998	123,579	102,310
Cash and cash equivalents at end of period	$77,334	$124,998	$123,579
Supplemental disclosures:
Cash paid during the period for:
Interest	$84,634	$67,864	$54,370
Income taxes	17,440	15,327	6,455
Loans foreclosed	5,443	5,420	6,191
Loans securitized into mortgage-backed securities		2,221
Unrealized gain (loss) on securities available for sale, net of income tax	2,157	339	(1,774)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

NOTE 1. Summary of Significant Accounting Policies

First Financial Holdings, Inc. (the “Company”, which may be referred to in this document as “First Financial”, we, us or our) is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company. Prior to the consolidation of our federally insured subsidiary, Peoples Federal Savings and Loan Association (“Peoples Federal”), into our other federally insured subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), on August 30, 2002, we had been a multiple thrift holding company since October 9, 1992 when Peoples Federal was acquired. Prior to that date, First Financial was a unitary savings and loan holding company with First Federal as its only subsidiary.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of First Financial, its wholly-owned thrift subsidiary, First Federal, and our other wholly-owned subsidiaries, First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc. Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and our other wholly-owned subsidiaries and variable interest entities (“VIEs”) where First Financial is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation. We operate as two business segments; banking, including other financial services, and insurance. Beginning in fiscal year 2004 the insurance segment met the criteria for a reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Controlling Financial Interest
We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal. North Central Apartments, LP qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. First Financial’s wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE (variable interest entity) for First Financial and is not the primary beneficiary. Accordingly, the accounts of this entity are not included in our consolidated financial statements.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

We consider a loan to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Our impaired loans include loans identified as impaired through review of the non-homogeneous portfolio and troubled debt restructurings. Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs. Impaired loans may be left on accrual status during the period we are pursuing repayment of the loan. Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) we determine the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan. Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses. When an impaired loan is either sold, transferred to real estate owned or written down, any related valuation allowance is charged off.
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
We may package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”). We receive 100% of the securities backed by the mortgage loans, which are federal agency guaranteed. The securitizations are not accounted for as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company's books and subsequently, if sold, the gain or loss on the sale of these securities is reported as a gain or loss on the sale of investments and mortgage-backed securities.

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
September 30, 2007, 2006 and 2005

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
Our other comprehensive income (loss) for the years ended September 30, 2007, 2006 and 2005 and accumulated other comprehensive income (loss) as of September 30, 2007, 2006 and 2005 are comprised of unrealized gains and losses on certain investments in debt and equity securities and cumulative effect of adoption of  SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Other comprehensive income (loss) for the years ended September 30, 2007, 2006 and 2005 follows:

	Years Ended September 30,
	2007	2006	2005
Unrealized holding gains (losses) arising during period, net of tax	$2,322	$342	$(1,809)
Less: reclassification adjustment for realized gains (losses),
net of tax	165	3	(35)
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$2,157	$339	$(1,774)

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
September 30, 2007, 2006 and 2005

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
 SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. We adopted SFAS 154 effective October 1, 2006. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
We adopted SFAS 155 effective October 1, 2006. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”) to establish, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 includes the following: (1) requires the recognition of a servicing asset or servicing liability under specified circumstances, (2) requires that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) creates a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permits the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition, SFAS 156 amends SFAS 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. We adopted SFAS 156 effective October 1, 2006. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

Prior Year Misstatements
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
Effective September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132(R) (“SFAS No. 158”). This statement requires employers to recognize the funded status of their defined benefit pension and other postretirement benefit plans measured as the difference between the fair value of plan assets and the benefit obligation in the Statements of Condition with a corresponding adjustment of Other Comprehensive Income (‘OCI”), net of tax. For defined benefit pension plans, the projected benefit obligation is used to determine the funded status of the plan, while all other plans use the accumulated benefit obligation to make the funded status determination. The Company only has “Other Postretirement Benefits”. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See Footnote 19 of Notes to Consolidated Financial Statements for additional information.

NOTE 2. Acquisitions

On October 6, 2006, First Financial Holdings, Inc. acquired the assets of Peoples Insurance Agency (“Peoples”), an independent insurance agency based in Beaufort, South Carolina. Peoples is a general insurance agency. The Company acquired assets consisting of $29 thousand in cash, $166 thousand recorded as goodwill, $71 thousand recorded as an intangible and $66 thousand in net payables was assumed.
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
On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market. Non-standard markets offer coverage to customers that have unusual or high-risk exposures. The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets. Atlantic Acceptance Corporation is a premium finance company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date. First Financial acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand. The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to ten years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance through calendar year 2008, which if earned in full and paid would increase goodwill by $2.4 million. Of this, $498 thousand was paid and added to goodwill during fiscal 2005, there were no payments in fiscal 2006 and $105 thousand was paid and added to goodwill during fiscal 2007. The results of all acquisitions have been included in our consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 3. Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for other income and other expenses included in non-interest income and non-interest expense for the years ended September 30:

	Years Ended September 30,
	2007	2006	2005
Other Income
Other income
Credit card fee income	$796	$759	$658
ATM and debit card fees	5,933	4,635	3,867
Real estate operations, net	(641)	(607)	(673)
Judgment settlement			1,253
Trust revenues	1,077	830	710
Other	1,244	1,281	986
Total other income	$8,409	$6,898	$6,801

Non-Interest Expense
Other expense
Communications expense	$1,397	$1,245	$1,375
Postage	1,603	1,362	1,286
Courier expense	679	623	632
ATM and debit card processing	1,418	1,156	1,167
Office supplies	533	448	329
Printing and forms	586	652	532
Travel and accommodations	846	647	579
Legal and auditing	1,158	1,236	1,244
Management and consulting fees	634	755	430
Directors' fees	508	586	379
Overdraft charges - write-offs	1,034	1,239	855
Other	9,064	8,234	7,251
Total non-interest expense	$19,460	$18,183	$16,059

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 4. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,
	2007	2006
Cash working funds	$30,949	$28,285
Non-interest-earning demand deposits	8,260	18,075
Deposits in transit	26,190	54,807
Interest-earning deposits	11,935	23,831
Total	$77,334	$124,998

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

NOTE 5. Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale and held to maturity and mortgage-backed securities available for sale are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$6,015	$57		$6,072
State and municipal obligations	450	1		451
Corporate securities	17,701	6	$271	17,436
	24,166	64	271	23,959
Mortgage-backed securities:
FHLMC	20,150	108		20,258
FNMA	45,473	20	250	45,243
GNMA	75,332	7	82	75,257
CMOs	62,331	142	341	62,132
Non-Agency MBSs	94,723	197	799	94,121
	298,009	474	1,472	297,011
Total	$322,175	$538	$1,743	$320,970

Securities held to maturity

State and municipal obligations	$2,042	$4	$14	$2,032

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$7,246	$32	$8	$7,270
State and municipal obligations	450	3		453
Corporate securities	18,001	171	233	17,939
Money market mututal funds	3,733			3,733
	29,430	206	241	29,395
Mortgage-backed securities:
FHLMC	11,826	49	204	11,671
FNMA	58,317	18	1,143	57,192
GNMA	67,112	7	1,167	65,952
CMOs	67,660	5	884	66,781
Non-Agency MBSs	96,279	17	1,399	94,897
	301,194	96	4,797	296,493
Total	$330,624	$302	$5,038	$325,888

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007
	Amortized Cost	Fair Value
Securities available for sale
Due after one year through five years	$6,015	$6,072
Due after ten years	18,151	17,887
	24,166	23,959
Mortgage-backed securities	298,009	297,011
Total	$322,175	$320,970

Securities held to maturity
Due after ten years	$2,042	$2,032

Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $3.0 million in fiscal 2007 resulting in a gross realized gain of $266 thousand. Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $22.9 million in fiscal 2006 resulting in a gross realized gain of $5 thousand. Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $74.8 million in fiscal 2005 resulting in a gross realized loss of $55 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and 2006, are as follows:

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized			Unrealized
	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Securities available for sale
September 30, 2007
U.S. Government agency
mortgage-backed securities	4	$23,007	$1	13	$92,605	$331	17	$115,612	$332
Collateral mortgage obligations	1	12,319	26	4	21,304	315	5	33,623	341
Other mortgage-backed securities	2	10,576	71	10	44,061	728	12	54,637	799
Corporate securities	9	8,046	37	2	2,178	234	11	10,224	271
Total temporarily impaired	16	$53,948	$135	29	$160,148	$1,608	45	$214,096	$1,743

Securities held to maturity
Municipal obligations	1	$886	$14				1	$886	$14

	Less than 12 Months			12 Months or Longer			Total
			Unrealized			Unrealized			Unrealized
	#	Fair Value	Losses	#	Fair Value	Losses	#	Fair Value	Losses
Securities available for sale
September 30, 2006
U.S. Treasury				2	$3,298	$8	2	$3,298	$8
U.S. Government agency
mortgage-backed securities	5	$13,189	$1	16	117,178	2,513	21	130,367	2,514
Collateral mortgage obligations				6	53,228	884	6	53,228	884
Other mortgage-backed securities				15	82,089	1,399	15	82,089	1,399
Corporate securities	1	1,224	203	2	1,970	30	3	3,194	233
Total temporarily impaired	6	$14,413	$204	41	$257,763	$4,834	47	$272,176	$5,038

At September 30, 2007, we had 46 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, municipal obligations and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. All of these securities are highly rated so the credit risk is minimal. We believe we have the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.
We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 6. Federal Home Loan Bank Capital Stock

First Federal, as a member institution of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon a membership-based requirement and an activity based requirement. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. The carrying value (which approximates fair value) of this stock was $29.6 million at September 30, 2007 and $26.0 million at September 30, 2006.

NOTE 7. Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Years Ended September 30,
	2007	2006	2005
Weighted average number of common shares used in basic EPS	11,928,547	12,024,226	12,280,801
Effect of dilutive stock options	160,640	165,340	247,181
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	12,089,187	12,189,566	12,527,982

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

There were 477,079 option shares for fiscal year 2007, 128,217 option shares for fiscal year 2006 and 313,420 option shares for fiscal 2005, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

NOTE 8. Loans Receivable

Loans receivable, including loans held for sale, consisted of the following:

	September 30,
	2007	2006
Real estate - residential mortgages (1-4 family)	$904,363	$910,497
Real estate - residential construction	82,714	101,702
Commercial secured by real estate including multi-family	293,849	283,016
Commercial financial and agricultural	81,846	82,316
Land	231,415	206,858
Home equity loans	263,922	252,393
Mobile home loans	199,349	173,801
Credit cards	14,775	13,334
Other consumer loans	138,484	119,741
	2,210,717	2,143,658
Less:
Allowance for loan losses	15,192	14,615
Loans in process	56,485	69,043
Net deferred loan costs and discounts on loans	(1,729)	(1,129)
	69,948	82,529
Total	$2,140,769	$2,061,129

First mortgage loans are net of whole loans and participation loans sold and serviced for others in the amount of $1.0 billion at September 30, 2007 and $966.0 million at September 30, 2006.
Non-accrual loans and loans 90 days past due and still accruing are summarized as follows:
	September 30,
	2007	2006
Non-accrual loans	$6,087	$3,684
Loans past due 90 days and still accruing	49	64
Total	$6,136	$3,748

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $424 thousand for the year ended September 30, 2007, $284 thousand for the year ended September 30, 2006 and $344 thousand for the year ended September 30, 2005. Recorded interest income on these loans was $109 thousand for fiscal 2007, $83 thousand for fiscal 2006, and $101 thousand for fiscal 2005.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

An analysis of changes in the allowance for loan losses is as follows:

	Years Ended September 30,
	2007	2006	2005
Balance, beginning of period	$14,615	$14,155	$14,799
Charge-offs	(4,770)	(4,992)	(6,197)
Recoveries	621	757	727
Net charge-offs	(4,149)	(4,235)	(5,470)
Provision for loan losses	4,726	4,695	4,826
Balance, end of period	$15,192	$14,615	$14,155

Impaired loans totaled $2.9 million at September 30, 2007 and $0 at September 30, 2006. The impaired loans at September 30, 2007 were recorded at or below fair value. The average recorded investment in impaired loans was $1.3 million for the year ended September 30, 2007, $871 thousand for the year ended September 30, 2006 and $1.3 million for the year ended September 30, 2005. No interest income was recognized on loans while categorized as impaired loans in fiscal 2007, 2006 or 2005.
During fiscal 2007 and 2005 we did not securitize any portfolio loans. During fiscal 2006, we securitized $2.2 million of portfolio loans and reclassified them as securities available for sale. In accordance with SFAS No. 140, no gain was recognized related to the securitization.
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
Residential one-to-four family real estate loans amounted to $904.4 million at September 30, 2007 and $910.5 million at September 30, 2006.
Commercial real estate loans including multi-family residential loans totaled $293.8 million at September 30, 2007 and $283.0 million at September 30, 2006. Land and lot loans totaled $231.4 million at September 30, 2007 and $206.9 million at September 30, 2006. These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties. Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.
Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of First Federal’s capital. The maximum amount outstanding to any one borrower was $21.2 million at September 30, 2007 and $26.9 million at September 30, 2006.

NOTE 9. Office Properties and Equipment

Office properties and equipment are summarized as follows:
	September 30,
	2007	2006
Land	$25,416	$15,624
Buildings and improvements	46,603	39,171
Furniture and equipment	32,732	29,927
Leasehold improvements	6,259	5,730
	111,010	90,452
Less, accumulated depreciation and amortization	(36,707)	(34,372)
Total	$74,303	$56,080

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 10. Intangible Assets

The following summarizes the carrying amount of goodwill related to insurance operations acquired:

	September 30,
	2007	2006
Balance at beginning of year	$21,368	$21,229
Goodwill acquired during year	311	139
Balance at end of year	$21,679	$21,368

The following summarizes the carrying amount of customer list intangibles related to insurance operations acquired:

	September 30,
	2007	2006
Customer list	$3,716	$3,645
Less accumulated amortization	(2,768)	(2,307)
Balance at end of year	$948	$1,338

Goodwill increased during fiscal 2007 as a result of the purchase of assets of Peoples Insurance Agency, Beaufort, South Carolina for $200 thousand of which $29 thousand was recorded as cash, $166 thousand was recorded as goodwill, $71 thousand was recorded as an intangible and $66 thousand in net payables was assumed. Goodwill also increased as a result of $105 thousand in performance based payments to principals of Atlantic Acceptance Corporation and $40 thousand in performance based payments to principals of Employer Benefit Strategies, Inc.
Goodwill increased during fiscal 2006 as a result of the purchase of assets of Employer Benefit Strategies, Inc. for $390 thousand of which $35 thousand was recorded as cash, $319 thousand was recorded as goodwill and $36 thousand was recorded as an intangible.
Amortization of intangibles was $461 thousand in fiscal 2007, $476 thousand in fiscal 2006 and $484 thousand in fiscal 2005. We expect to record amortization expense related to intangibles of $349 thousand for fiscal 2008, $188 thousand for fiscal 2009, $113 thousand for fiscal 2010, $93 thousand for fiscal 2011, $91 thousand for fiscal 2012 and an aggregate of $114 thousand for all years thereafter.

NOTE 11. Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.0 billion at September 30, 2007 and $966.0 million at September 30, 2006. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSR”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.
Prior to the adoption of SFAS No. 156, the initial carrying value of MSR was amortized in proportion to, and over the period of, estimated net servicing revenue and recorded in noninterest income as part of loan servicing operations, net. Upon adoption, we did not recognize a cumulative-effect accounting adjustment as the carrying value of the servicing assets approximated the fair value at the time of adoption of SFAS No. 156.
The amount of contractually specified servicing fees earned by the Company during the twelve months ended September 30, 2007 were $2.5 million and for the twelve months ended September 30, 2006 were $2.6 million. We report contractually specified servicing fees in loan servicing operations, net in the consolidated statements of operations.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Changes in fair value of capitalized MSR for the twelve months ended September 30, 2007and 2006 are as follows:

	September 30,
	2007	2006
Balance at beginning of period	$12,843	$12,209
Additions
Servicing assets that resulted from transfers
of financial assets	2,280	1,938
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(2,282)
Other	(10)
Amortization		(1,865)
Impairment recovery		561
Balance at end of period	$12,831	$12,843

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
During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the twelve months ended September 30, 2007, we recognized in earnings $134 thousand in net losses on free standing derivatives used to economically hedge the MSRs. These net losses are recorded in loan servicing operations, net, in the Consolidated Statements of Operations.
A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential Mortgage Servicing Rights For the year ended September 30, 2007
(dollars in thousands)
Fair Value of Residential Mortgage Servicing Rights	$12,831
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.17%
Adjustable-rate mortgage loans	2.83%
Total	100.0%
Constant Prepayment Rate (CPR)	8.98%
Weighted Average Portfolio Rate	5.94%
Discount rate	10.30%
Fair Market Value Change as assumptions change
.50%	7.60%
.25	4.40%
Flat (Base Case)
(.25)	(4.90%)
(.50)	(12.2%)

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 12. Real Estate and Other Assets Acquired in Settlement of Loans

Our real estate and other assets acquired in settlement of loans are summarized as follows:

	September 30,
	2007	2006
Real estate acquired in settlement of loans	$709	$1,145
Other assets acquired in settlement of loans	804	775
Total	$1,513	$1,920

Real estate operations (included in other income) are summarized as follows:

	Years Ended September 30,
	2007	2006	2005
(Loss) gains on sale of real estate	$(51)	$36	$147
Provision charged as a write-down to real estate	(21)	(56)	(49)
Expenses	(572)	(592)	(771)
Rental income	3	5
Total	$(641)	$(607)	$(673)

NOTE 13. Deposit Accounts

The deposit balances and related rates were as follows:

	September 30,
	2007		2006
		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate
Non-interest-bearing demand accounts	$199,005		$212,300
NOW accounts	257,040	0.45%	262,405	0.36%
Statement and other accounts	133,201	0.55	148,752	0.55
Money market accounts	381,040	3.98	373,675	3.72
	970,286	1.76	997,132	1.57
Certificate accounts:
Fixed-rate	850,580	4.83	801,848	4.42
Variable-rate	33,185	4.17	24,048	5.00
	883,765	4.80	825,896	4.44
Total	$1,854,051	3.21%	$1,823,028	2.87%

Scheduled maturities of certificate accounts were as follows:

	September 30,
	2007	2006
Within one year	$725,398	$597,375
Over one to two years	81,439	146,248
Over two to three years	22,617	28,879
Over three to four years	24,629	22,761
Over four to five years	29,620	29,533
Thereafter	62	1,100
Total	$883,765	$825,896

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

We have pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $97 million at September 30, 2007 and $93 million at September 30, 2006, to secure deposits by various entities.
Time deposits with balances equal to or exceeding $100 thousand totaled $344.2 million at September 30, 2007 and $303.2 million at September 30, 2006.

NOTE 14. Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,
	2007		2006
		Weighted		Weighted
Maturity	Balance	Average Rate	Balance	Average Rate
One year	$254,000	5.16%	$140,000	4.74%
Two years
Three years	125,000	6.31
Four years			125,000	6.31
Five years	25,000	4.68
Eight years	50,000	3.41	25,000	3.51
Nine years	75,000	4.13	50,000	3.41
Ten years	25,000	4.53	125,000	4.04
Total	$554,000	5.07%	$465,000	4.76%

As collateral for our advances, we have pledged, in the form of blanket liens, eligible single-family loans, home equity lines of credit and second mortgages, in the amount of $991.2 million as of September 30, 2007. At September 30, 2006, as collateral for our advances, we had pledged, in the form of blanket liens, eligible single-family loans, multi-family dwelling units, home equity lines of credit and second mortgages, in the amount of $989.5 million as collateral for its advances. In addition, all of our FHLB stock is pledged as of September 30, 2007 and 2006. Advances are subject to prepayment penalties. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $225 million callable in fiscal 2008, with a weighted average rate of 4.72% and $25 million callable in fiscal 2009, with a weighted average rate of 4.53%. During fiscal 2007, the FHLB exercised the call provisions on a $25 million advance with a rate of 3.67% and a second $25 million advance with a rate of 3.51%. During fiscal 2006, the FHLB exercised the call provisions on a $25 million advance with a rate of 3.46% and a second $25 million advance with a rate of 4.55%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

NOTE 15. Other Short-term Borrowings

Borrowings and their related weighted average interest rates were:

	September 30,
	2007		2006
	Balance	Rate	Balance	Rate
Securities sold under agreements to repurchase			$68,755	5.32%
Bank Line of Credit	$5,000	6.70%
Other borrowings	815	2.70	821	2.69
	$5,815	6.14%	$69,576	5.29%

Securities sold under agreements to repurchase are agreements in which we acquire funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.
The Company has a $25 million funding line of credit with another bank. At September 30, 2007, $5 million had been drawn down on the line. The rate on the line is indexed to LIBOR.
Other borrowings consist of notes payable by our subsidiaries. One subsidiary has multiple notes payable to a South Carolina non-profit organization with balances totaling $812 thousand at September 30, 2007 and 2006. Repayment terms are based on cash flows of the underlying project. The remaining $3 thousand at September 30, 2007 and $9 thousand at September 30, 2006 represent a subsidiary’s loan secured by property and equipment with another bank.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

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
The Company may redeem all or part of the junior subordinated debt securities at any time on or after April 7, 2009. In addition, the junior subordinated debt securities may be redeemed in whole, but not in part, at any time prior to April 7, 2009 if certain tax events occur, there is a change in the way the capital securities would be treated for regulatory capital purposes or there is a change in the Investment Company Act of 1940 that requires the Trust to register under that law.
In September 2004, First Financial Capital Trust I exchanged its 7% Capital Securities, Series B (liquidation amount $1,000 per capital security) which are registered under the Securities Act of 1933 for any and all of its outstanding 7% Capital Securities, Series A (liquidation amount $1,000 per capital security).
Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $ 1.5 million at September 30, 2007 and September 30, 2006 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $53 thousand for fiscal 2007 and fiscal 2006. See Footnote 1, Accounting for Variable Interest Entities, for discussion on deconsolidation.

NOTE 17. Income Taxes

Income tax expense attributable to continuing operations is comprised of the following:

Years Ended September 30,	Federal	State	Total
2007
Current	$15,773	$2,142	$17,915
Deferred	(2,557)	17	(2,540)
Total	$13,216	$2,159	$15,375
2006
Current	$16,889	$213	$17,102
Deferred	(2,067)	186	(1,881)
Total	$14,822	$399	$15,221
2005
Current	$5,159	$239	$5,398
Deferred	9,221	(19)	9,202
Total	$14,380	$220	$14,600

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Years Ended September 30,
	2007	2006	2005
Expected federal income tax expense	$14,157	$14,998	$14,289
Increases (reductions) in income taxes resulting from:
Tax exempt income	(108)	(64)	(90)
State income tax expense, net of federal income tax effect	1,404	260	143
Other, net	(78)	27	258
Total	$15,375	$15,221	$14,600
Effective tax rate	38.0%	35.5%	35.8%

As a result of tax legislation in the Small Business Job Protection Act of 1996, Peoples Federal and First Federal were required for the year ended September 30, 1997 to recapture bad debt tax reserves in excess of pre-1988 base year amounts of approximately $1.5 million over an eight year period and to change their overall tax method of accounting for bad debts to the specific charge-off method. This legislation allows First Federal to defer recapture of this amount for the 1998 and 1997 tax years provided the “residential loan requirement” is met for both years. First Federal met this requirement for the year ended September 30, 1998, suspending the six-year recapture for the 1997 tax year. First Federal has recorded the related deferred tax liability in other liabilities.
Recent legislation amended the corporate tax law, retroactive to January 1, 2007, affecting the treatment of dividends paid by Real Estate Investment Trusts (REITS). As a result of the enactment of this legislation, the Company recorded an additional tax provision of $931 thousand net of the federal tax benefit, thereby reducing diluted earnings per share and increasing the effective tax rate to approximately 38.0%.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	September 30,
	2007	2006
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$5,980	$5,687
Expenses deducted under economic performance rules	426	478
Net operating loss carryforward	111	129
Post retirement benefits	383	373
SFAS 158	249
Unrealized loss on securities available for sale	468	1,842
Other	1,229	1,282
Total gross deferred tax assets	8,846	9,791

Deferred tax liabilities:
FHLB stock dividends deferred for tax purposes	1,704	1,704
Loan fee income adjustments for tax purposes	3,500	3,210
Expenses deducted under economic performance rules	837	732
Excess carrying value of assets acquired for financial reporting purposes
over tax basis	7,361	7,858
Book over tax basis on intangibles	1,393	1,246
Book over tax basis in subsidiary	6,646	8,883
Other	58	225
Total gross deferred tax liabilities	21,499	23,858
Net deferred liability (included in other liabilities)	$(12,653)	$(14,067)

A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale. The related current period tax expense of $1.1 million has been recorded directly to stockholders’ equity. The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $2.5 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Under SFAS No. 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations. There was no valuation allowance for deferred tax assets as of September 30, 2007 and 2006. It is management’s belief that realization of the deferred tax asset is more likely than not.
The consolidated financial statements at September 30, 2007 and 2006 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

NOTE 18. Share-Based Payment Arrangements

At September 30, 2007, we had several share-based payment plans for employees, which are described below. Prior to October 1, 2005, we had elected to continue using the fair value method of valuation as presented under Accounting Principles Board (“APB”) Opinion 25. Effective October 1, 2005, we adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the twelve months ended September 30, 2007 was $838 thousand and for the twelve months ended September 30, 2006 was $829 thousand. The amount of related income tax benefit recognized in income during the twelve months ended September 30, 2007 was $95 thousand and for the twelve months ended September 30, 2006 was $131 thousand resulting in a $743 thousand reduction in net income for 2007 and $698 thousand for 2006.

Employee Share Option Plans
At the January 25, 2007 annual meeting, shareholders ratified the adoption of the 2007 Equity Incentive Plan (“2007 EIP”). The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. Share option grants, stock appreciation rights and restricted stock awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc. at the date of grant. The share option awards, stock appreciation rights and restricted awards generally become exercisable in full at the time of the grant or at such other times and in such installments as may be specified in the agreement. The 2007 EIP provides for accelerated vesting if thee is a change in control, as defined in the plan. Share options granted under the plan that remain outstanding totaled 127,681 at September 30, 2007. The Plan has 547,319 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at September 30, 2007.
Our 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allowed for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards were granted with an exercise price equal to the market price of First Financial Holdings, Inc.'s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they were awarded based on previous service to the Company. Share options were granted with varying contractual terms but the maximum term was is a ten year term. Share options granted under the Plans that remain outstanding totaled 640,042 at September 30, 2007. Although the 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 612,995 shares available for grant at September 30, 2007, upon ratification of the 2007 EIP, all grants will use shares available from the 2007 EIP.
The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of our common stock on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year. The maximum term of the share options awarded is ten years under the Director Plans. The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans). Share options granted under the Director Plans that remain outstanding totaled 113,580 at September 30, 2007. The 2004 Stock Option-for-Fees Plan has 126,604 shares available for grant at September 30, 2007. However, as of the ratification of the 2007 EIP the shares available for the Director Plans will not be used as all future grants will use shares available from the 2007 EIP.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Compensation cost is measured using the fair value method for employee awards. The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatility of our common shares. The expected term of stock options granted differs for certain groups of employees exhibiting different post-vesting behaviors. For share options under the Plans, we are basing the expected term on the simplified method which is the simple average between contractual term and vesting period. For share options under the Director Plans, the expected term is based on the term of each option which is also the date that the related deferred compensation is payable per election of individual directors. The risk-free rate is based on the expected term of share options and the applicable U.S. Treasury yield curve in effect at the time of grant. During May of fiscal 2007, options for 108,000 shares were issued which will vest based on the attainment of certain three year goals for the consolidated efficiency ratio. The first determination period is the twelve months ended March 31, 2008.
A summary of assumptions used to determine the fair value of options granted during the twelve months ended September 30, 2007 and 2006 is presented below:

	September 30,	September 30,
	2007	2006
Expected volatility	31.4% - 35.6%	29.4% - 37.5%
Weighted-average volatility	32.6%	32.6%
Expected dividends	2.68%	2.85%
Expected term (years)	1.0 - 7	1.1 - 7
Risk-free rate	4.5% - 4.8%	3.9% - 4.9%

A summary of stock option activity under the 2007 EIP, Plans and Director Plans as of September 30, 2007 and changes during the twelve months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2006	863,371	25.30
Granted	174,090	33.00
Exercised	(135,926)	21.55
Forfeited or expired	(20,232)	28.85
Outstanding at September 30, 2007	881,303	27.30	3.98	3,377
Exercisable at September 30, 2007	608,935	25.21	4.07	3,121

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

  Stock options outstanding and exercisable as of September 30, 2007, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Low/High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Weighted- Average Exercise Price	Number of Option Shares Outstanding	Weighted- Average Exercise Price
$10.13 / $13.63	36,270	1.93	$12.74	36,270	$12.74
$14.00 / $16.88	35,669	3.03	14.63	35,669	14.63
$17.00 / $19.25	76,331	1.61	18.22	76,331	18.22
$20.77 / $23.90	125,292	4.58	23.19	114,871	23.21
$24.55 / $28.50	149,994	3.50	25.93	117,245	25.75
$29.35 / $31.90	104,132	3.11	30.86	45,389	30.33
$32.28 / $38.71	353,615	5.04	33.03	183,160	32.29
	881,303	3.98	$27.30	608,935	$25.21

The weighted-average grant-date fair value of share options granted during the twelve months ended September 30, 2007 was $8.18. The total intrinsic value of share options exercised during the twelve months ended September 30, 2007 was $1.8 million.
As of September 30, 2007, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Share Plans and at September 30, 2006 there was $872 thousand of total unrecognized compensation costs. That cost is expected to be recognized over a weighted-average period of 1.4 years at September 30, 2007 and 3.4 years at September 30, 2006. The total original fair-value of shares vested during the twelve months ended September 30, 2007 was $429 thousand and $451 thousand at September 30, 2006. The total compensation costs recognized during the twelve months ended September 30, 2007 was $838 thousand and $829 thousand for the twelve months ended September 30, 2006, as the cost is generally recognized over the service period on a straight line basis.
The 2004 Employee Stock Purchase Plan, which was approved by shareholders, allowed employees to purchase our stock at a discounted price. Purchases were made subject to various guidelines which allowed the plan to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. Certain provisions of the 2004 Employee Stock Purchase Plan require it be compensatory under SFAS 123(R). A total of 3,014 shares were issued to employees at a discounted price during the quarter ended December 30, 2005. The Board of Directors suspended this plan, effective January 1, 2006.
Cash received from share option exercises totaled $3.1 million during the twelve months ended September 30, 2007 and $2.7 million for the twelve months ended September 30, 2006. The actual tax benefit realized for the tax deductions from option exercises totaled $109 thousand for the twelve months ended September 30, 2007 and $223 for the twelve months ended September 30, 2006. We issue shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

Performance Equity Plan for Non-Employee Directors

On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the "PEP Plan"). The purpose of the PEP Plan is to provide non-employee directors with an opportunity to increase their equity interest in First Financial if First Financial and First Federal attain specific financial criteria. Performance targets for the 2006 year resulted in the awarding of 3,385 shares in the year 2007 to the directors serving First Financial and the subsidiaries and 3,812 shares awarded in the year 2006 for targets in 2005. A maximum of 60,000 shares are reserved for issuance under the PEP Plan. As of September 30, 2007, 52,803 shares were available for future issuance.
Prior to the adoption of SFAS No. 123 (R) on October 1, 2005, which was the beginning of its fiscal period, we had used the intrinsic value method to account for employee share options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, as allowable under SFAS 123, “Accounting for Stock-Based Compensation.” Our 2005 financial statements included the following information for fiscal year ended September 30, 2005:

Fiscal Year Ended September 30, 2005

2005
Share-based payment compensation as reported	$-
Pro-forma total share-based compensation as if SFAS No. 123 (R)
had been applied	$1,132

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

The weighted-average assumptions used for grants for the twelve months ended September 30, 2005 were: dividend yield of 2.82%, expected volatility of 37% for 2005, average risk-free interest rate of 3.96% for 2005, expected lives of 5 to 6 years and vesting periods ranging from one to five years. The weighted average fair value of options granted approximated $9.92 in 2005.
The information for the fiscal year ended September 30, 2005 has been disclosed below, together with reported and pro-forma figures for net income and earnings per share, in accordance with SFAS 123 (as amended by SFAS 148).

Information as Reported in the Financial Statements for the Fiscal Year Ended September 30, 2005:

2005
Net Income	$26,225
Basic earnings per share	$2.14
Diluted earnings per share	$2.09
Share-based employee compensation cost, net of related tax effects	$-

Information Calculated as if Fair Value Method Had Applied to All Awards for the Fiscal Year Ended September 30, 2005:

2005
Share-based employee compensation cost, net of related tax effects	$1,132
Pro-forma net income	$25,093
Pro-forma basic earnings per share	$2.04
Pro-forma diluted earnings per share	$2.00

NOTE 19. Benefit Plans

Sharing Thrift Plan

We have established the Sharing Thrift Plan which includes a deferred compensation plan (under Section 401(k) of the Internal Revenue Code) for all employees. Prior to January 1, 2006, the deferrals were only Regular 401(k) deferrals. Beginning July 1, 2006, Roth 401(k) deferrals were also allowed under plan provisions. The Plan permits eligible participants to contribute up to limitations prescribed by law. We will match the employee’s contribution up to 5% of the employee’s salary based on the attainment of certain profit goals. The Plan, under an annual election made by First Financial, also provides for a safe harbor contribution of up to 4%.
Our matching contribution charged to expense was $1.6 million for the year ended September 30, 2007, $1.5 million for the year ended September 30, 2006 and $1.3 million for the year ended September 30, 2005.
The Sharing Thrift Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a Profit Sharing Contribution dependent on the profitability of First Financial. Employees become vested in Profit Sharing Contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds. Expenses related to the Plan during fiscal 2007 totaled $1.5 million, fiscal 2006 totaled $1.5 million and fiscal 2005 totaled $1.4 million.

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
September 30, 2007, 2006 and 2005

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
Effective September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of SFAS Nos. 87, 88, 106 and 132(R). This statement requires employers to recognize the funded status of their defined benefit pension and other postretirement benefit plans measured as the difference between the fair value of plan assets and the benefit obligation in the Statements of Condition with a corresponding adjustment of Other Comprehensive Income (‘OCI”), net of tax. For defined benefit pension plans, the projected benefit obligation is used to determine the funded status of the plan, while all other plans use the accumulated benefit obligation to make the funded status determination. The Company only has “Other Postretirement Benefits”.
SFAS No. 158 requires that, at the time of initial application, delayed gains and losses and prior service costs shall be recognized as a component of other comprehensive income (loss), net of tax. The initial application of SFAS No. 158 will have no affect on the net periodic benefit cost. Amounts initially recognized as a component of other comprehensive income (loss), net of tax, will be recognized as a component of periodic benefit cost in the future which is consistent with current practice under SFAS Nos. 87 and 106. Actuarial gains and losses that arise in subsequent periods but not included in net periodic benefit costs will be recognized in OCI.
The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Operations for the year ended September 30, 2007 or any prior year presented. Below is a summary presentation of the incremental adjustments for the other postretirement benefit plans made to individual line items of the Company’s Consolidated Statements of Condition for September 30, 2007 upon the adoption of SFAS No. 158:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other Assets
Deferred income taxes		$274	$274
Other Liabilities
Accrued benefit plan liability	$959	717	1,676
Net accumulated other comprehensive loss	$(959)	$(443)	$(1,402)

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

  The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated:

	September 30,
	2007	2006
Change in benefit obligation:
Benefit obligation at October 1	$1,667	$1,758
Interest cost	89	89
Plan participants’ contribution	8	7
Actuarial loss (gains)	118	(32)
Benefit payments	(230)	(173)
less: Medicare D Subsidy Receivable	24	18
Benefit obligation at September 30	$1,676	$1,667
Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	222	166
Plan participants’ contributions	8	7
Benefit payments	(230)	(173)
Fair value of plan assets at September 30	$-	$-

Plan Assets

The plan is unfunded.
The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at September 30, 2007 are as follows:

	Postretirement Benefits
	2007	2006	2005
Discount rate	6.00%	5.75%	5.25%

Components of Net Periodic Benefit Expense

 The actuarially estimated net benefit cost for the years ended September 30 includes the following components:

	Postretirement Benefits
	2007	2006	2005
Service cost - benefits earned during the year	$3	$6	$17
Interest cost on projected benefit obligation	89	89	109
Net amortization and deferral of loss (gain)	79	79	79
Net pension cost included in employee
benefit expense	$171	$174	$205

The Company revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Benefit Payments

Presented below are the estimated future benefit payments:

Post-
Retirement
Benefits
2008	$119
2009	127
2010	134
2011	139
2012	143
2013-2017	729

NOTE 20. Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $76.1 million at September 30, 2007. These were principally single-family loan commitments. Outstanding undisbursed closed construction loans amounted to $67.8 million. Other loan commitments totaled $1.2 million at September 30, 2007. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.
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
We originate and service mortgage loans. All of our loan sales have been without provision for recourse. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $365.6 million at September 30, 2007, $345.7 million at September 30, 2006 and $311.8 million at September 30, 2005.
Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2007 was $2.8 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activitiess” (“SFAS 133”), All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage- backed securities. The commitments to originate fixed rate conforming loans totaled $20.5 million at September 30, 2007. It is anticipated 75% of these loans will close totaling $15.4 million. The fair value of the $15.4 million is a liability of $52 thousand at September 30, 2007. The off-balance sheet obligations under the above derivative instruments totaled $21.4 million at September 30, 2007 with a fair value adjustment of an asset of $42 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSR. During the fiscal year ended September 30, 2007, gross MSR values decreased $736 thousand due to interest rate movements, of which we estimate that a $724 thousand gain occurred after hedging activities commenced, while hedge losses totaled $134 thousand. The notional value of our off-balance sheet positions as of September 30, 2007 totaled $57.0 million with a fair value of an asset of $1 thousand.

Lease Commitments

We occupy office space and land under leases expiring on various dates through 2034. Minimum rental commitments under noncancelable operating leases are as follows:

September 30, 2007
One year	$1,775
Two years	1,511
Three years	1,109
Four years	838
Five years	690
Thereafter	4,129
Total	$10,052

Rental expenses under operating leases were $2.1 million for the year ended September 2007, $1.9 million for the year ended September 2006 and $1.6 million for the year ended September 2005.

NOTE 21. Loan Sales

First Federal had loan and participation sales of approximately $172.9 million during the fiscal year ended September 30, 2007 and $177.9 million in fiscal year ended September 30, 2006 of which $118.1 million in fiscal 2007 and $85.9 million in fiscal 2006 were to the FHLB of Atlanta.
First Federal transfers closed mortgage loans to the FHLB for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the FHLB and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination and Servicing Guides . The transfers are intended to be true sales and accordingly, the FHLB receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.
The credit risk is shared between First Federal and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a "first loss" account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the First Federal’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of the First Federal’s credit enhancement obligation.
Upon completion of a transfer of loans to the FHLB, First Federal recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance. First Federal recognizes at fair value its recourse obligation due to the credit enhancement obligation. When applying sales accounting treatment to the sales under the Agreement, these respective fair values enter into First Federal’s gain or loss on the sales under SFAS 140. Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods. As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established. To date, First Federal has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above. Any losses to date have been immaterial and were out of the FLA.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Servicing of the loans sold to the FHLB is also retained by First Federal and is appropriately accounted for under the provisions of SFAS No. 156. Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage and Greenpoint.

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
Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined). Management believes, as of September 30, 2007, that First Federal meets all capital adequacy requirements to which it is subject.
As of September 30, 2007, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.
First Federal’s actual capital amounts and ratios at September 30, 2007 and 2006 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tangible capital (to Total Assets)	$197,125	7.38%	$40,054	1.50%
Core capital (to Total Assets)	197,125	7.38	106,858	4.00	$133,573	5.00%
Tier I capital (to Risk-based Assets)	197,125	9.75			120,061	6.00
Risk-based capital (to Risk-based Assets)	209,849	10.49	160,081	8.00	200,102	10.00

As of September 30, 2006
Tangible capital (to Total Assets)	$187,559	7.17%	$39,163	1.50%
Core capital (to Total Assets)	187,559	7.17	104,625	4.00	$130,782	5.00%
Tier I capital (to Risk-based Assets)	187,559	9.76			113,714	6.00
Risk-based capital (to Risk-based Assets)	199,574	10.53	151,619	8.00	189,524	10.00

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
First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve. The required balance at September 30, 2007 was $0. The required balance at September 30, 2006 was $9.9 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 23. Fair Value of Financial Instruments

The following table sets forth the fair value of our financial instruments:

	September 30,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$77,334	$77,334	$124,998	$124,998
Investments available for sale	23,959	23,959	29,395	29,395
Investments held to maturity	2,042	2,032
Investment in capital stock of FHLB	29,628	29,628	25,973	25,973
Mortgage-backed securities available for sale	297,011	297,011	296,493	296,493
Loans receivable, net	2,140,769	2,138,788	2,061,129	2,054,269
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	970,286	970,286	997,132	997,132
Certificate accounts	883,765	883,062	825,896	821,431
Advances from FHLB	554,000	561,144	465,000	469,031
Other borrowings	5,815	5,603	69,576	69,339
Long-term debt	46,392	41,667	46,392	45,942

Our financial instruments for which fair value approximates the carrying amount at September 30, 2007, include cash and cash equivalents and investment in the capital stock of the FHLB. The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.
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
The information presented is based on pertinent information available to management as of September 30, 2007. Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

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

Year Ended September 30, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$167,366	$605	$73	$168,044
Interest expense	82,191	225	2,798	85,214
Net interest income	85,175	380	(2,725)	82,830
Provision for loan losses	4,650	76		4,726
Other income	30,669	184	2,333	33,186
Commissions on insurance and
other agency income	303	21,893	(150)	22,046
Non-interest expenses	71,561	16,573	4,294	92,428
Amortization of intangibles		461		461
Income tax expense	14,983	1,925	(1,533)	15,375
Net income	$24,953	$3,422	$(3,303)	$25,072
September 30, 2007
Total assets	$2,670,249	$39,334	$1,787	$2,711,370
Loans	$2,137,366	$3,403		$2,140,769
Deposits	$1,862,277		$(8,226)	$1,854,051

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Year Ended September 30, 2006

		Insurance
	Banking	Activities	Other	Total
Interest income	$150,504	$562	$274	$151,340
Interest expense	68,468	196	2,951	71,615
Net interest income	82,036	366	(2,677)	79,725
Provision for loan losses	4,650	45		4,695
Other income	30,861	225	2,286	33,372
Commissions on insurance and
other agency income	247	20,674	(129)	20,792
Non-interest expenses	66,022	15,133	4,713	85,868
Amortization of intangibles		476		476
Income tax expense	14,906	2,020	(1,705)	15,221
Net income	$27,566	$3,591	$(3,528)	$27,629

September 30, 2006
Total assets	$2,610,837	$43,770	$3,521	$2,658,128
Loans	$2,056,020	$5,109		$2,061,129
Deposits	$1,831,555		$(8,527)	$1,823,028

Year Ended September 30, 2005

	Banking	Insurance Activities	Other	Total
Interest income	$130,162	$391	$223	$130,776
Interest expense	51,150	97	3,071	54,318
Net interest income	79,012	294	(2,848)	76,458
Provision for loan losses	4,810	16		4,826
Other income	26,726	142	2,365	29,233
Commissions on insurance and
other agency income	441	19,696	(125)	20,012
Non-interest expenses	61,842	14,044	3,682	79,568
Amortization of intangibles		484		484
Income tax expense	14,103	2,012	(1,515)	14,600
Net income	$25,424	$3,576	$(2,775)	$26,225

NOTE 25. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end 2007 and 2006, our principal asset was our investment in our subsidiaries, and our principal source of income was dividends and equity in undistributed earnings from our subsidiaries. The following is our condensed financial information.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Statements of Financial Condition
	September 30,
	2007	2006
Assets
Cash and cash equivalents	$5,216	$416
Investments available for sale	775	7,421
Mortgage-backed securities available for sale, at fair value	34	46
Office properties and equipment, net	13	45
Investment in subsidiaries	226,151	215,146
Advances to / receivables from subsidiaries	3,204	5,014
Other	2,974	3,352
Total assets	$238,367	$231,440
Liabilities and Stockholders’ Equity
Accrued expenses	$1,260	$1,283
Other borrowed money	5,000
Long-term debt	46,392	46,392
Stockholders’ equity	185,715	183,765
Total liabilities and stockholders’ equity	$238,367	$231,440

Statements of Operations

	Years Ended September 30,
	2007	2006	2005
Income
Increase (decrease) of equity in undistributed earnings
of subsidiaries	$8,811	$8,932	$8,784
Dividend income	19,650	22,400	20,500
Interest income	417	430	279
Net gain on sale of investments	237
Other income	337	327	287
Total income	29,452	32,089	29,850
Expenses
Interest expense	3,170	3,150	3,150
Salaries and employee benefits	1,766	2,096	1,227
Stockholder relations and other	1,030	1,036	983
Total expense	5,966	6,282	5,360
Net income before tax	23,486	25,807	24,490
Income tax benefit	(1,586)	(1,822)	(1,735)
Net income	$25,072	$27,629	$26,225

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

Statements of Cash Flows

	Years Ended September 30,
	2007	2006	2005
Operating Activities
Net income	$25,072	$27,629	$26,225
Adjustments to reconcile net income to net cash
provided by operating activities
Increase of equity in undistributed earnings
of subsidiaries	(8,811)	(8,932)	(8,784)
Depreciation	32	33	20
Amortization of unearned premiums on investments, net			10
Amortization of issuance cost, trust preferred	53	53	54
Stock option compensation expense	838	829
Tax benefit resulting from stock options	10	37	81
Decrease (increase) in other assets	(91)	409	(264)
(Decrease) increase in accrued expenses	(23)	(635)	538
Net cash provided by operating activities	17,080	19,423	17,880
Investing Activities
Repayments on mortgage-backed securities	12	11	27
Net sale (purchase) of investments available for sale	6,646	(2,184)	4,725
Purchase of equipment			(98)
(Decrease) increase in line of credit to affiliate	1,845	(1,775)	(2,765)
Net cash provided by (used by) investing activities	8,503	(3,948)	1,889
Financing Activities
Net increase in other borrowings	5,000
Costs associated with long-term debt			(26)
Proceeds from exercise of stock options	3,111	2,876	3,087
Tax benefit from exercise of stock options	10	37	81
Dividends paid	(11,941)	(11,540)	(11,300)
Treasury stock purchased	(16,963)	(7,534)	(10,697)
Net cash (used in) provided by financing activities	(20,783)	(16,161)	(18,855)
Net increase (decrease) in cash and cash equivalents	4,800	(686)	914
Cash and cash equivalents at beginning of period	416	1,102	188
Cash and cash equivalents at end of period	$5,216	$416	$1,102
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,150	$3,150	$3,150
Income taxes	17,440	15,285	6,455
Unrealized net (loss) gain on securities available
for sale, net of income tax	(20)	19

NOTE 26. Dividend Reinvestment and Direct Purchase Plan

We have a dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market. At September 30, 2007, 635,114 shares had been purchased or transferred to the Plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006 and 2005

NOTE 27. Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Total interest income	$41,185	$41,388	$42,540	$42,931	$168,044
Net interest income	20,702	20,455	20,981	20,692	82,830
Provision for loan losses	789	1,141	1,189	1,607	4,726
Income before income taxes	9,002	11,742	10,308	9,395	40,447
Net income	5,843	7,540	6,498	5,191	25,072
Earnings per common share:
Basic	$0.49	$0.63	$0.55	$0.44	$2.10
Diluted	0.48	0.62	0.54	0.44	2.07
2006
Total interest income	$35,235	$36,783	$38,652	$40,670	$151,340
Net interest income	19,412	19,426	20,239	20,648	79,725
Provision for loan losses	900	1,309	1,413	1,073	4,695
Income before income taxes	9,488	11,496	11,128	10,738	42,850
Net income	6,123	7,409	7,179	6,918	27,629
Earnings per common share:
Basic	$0.51	$0.62	$0.60	$0.58	$2.30
Diluted	0.50	0.61	0.59	0.57	2.27

NOTE 28. Subsequent Event

The Company, with approval of the board, offered a Voluntary Early Retirement Program (VERP) for staff who are actively at work on October 1, 2007 and are at least 55 years of age and older and have been with one of First Financials’ subsidiaries for 15 or more years. Employees who elect to participate in the VERP will have a 90-day period during which they may elect or reject participation in the program. A total of 76 employees were eligible and 26 have elected to participate. As part of the VERP the participating employees have been paid approximately $1.3 million in incentive bonuses based on the number of years of service. Certain limited postretirement health benefits may be elected by the retiree, which the Company will also value at the retirement date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not, within the 24 months before the date of the most recent financial statements, changed our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was performed under the supervision and with the participation of the Company’s management, including chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods in the Securities Exchange Commission rules and forms.

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

During the Company’s fourth quarter of fiscal 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item contained under the sections captioned “Proposal I—Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement for its annual meeting of stockholders to be held in January 2008, a copy of which has been filed with the SEC, the "Proxy Statement", is incorporated in this document by reference.

Executive Officers. For Information concerning the Company’s executive officers, see Part 1 Item 1 - Business - Executive Officers of the Registrant.

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

Compliance with Insider Reporting. The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Proxy Statement and is incorporated in this document by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Sections captioned “Director’s Compensation” and “Executive Compensation - Compensation Discussion and Analysis” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The following table summarizes share and exercise price information about our equity compensation plan as of September 30, 2007:

	Number of Securities	Weighted-	Number of Securities
	to be Issued upon Exercise	Average Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved
by security holders	881,303	$27.30400	825,122
Equity compensation plans not approved
by security holders	-		-
Total	881,303	$27.30400	825,122

All securities remaining available for future issuance under Equity Compensation Plans are from the 2007 EIP and the PEP Plan as previously discussed.

(a)  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

(b)  Security Ownership of Management.

Information required by this item is incorporated in this document by reference to the Sections captioned “Proposal I - Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management”.

(c)  Changes in Control

We are not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal I - Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” of the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this document by reference to the Sections captioned “Audit Committee Matters” and “Auditing and Related Fees” of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm - see Item 8 for reference.

All other schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2.	Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.2	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 26, 2007

4
The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries
N/A

10.6	1990 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 File No. 33-57855.

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

Exhibit No.	Description of Exhibit	Location
10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.
10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

21	Subsidiaries of the Registrant	Filed herewith

Exhibit No.	Description of Exhibit	Location
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C. 29423-8068

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.
Date:	December 14, 2007	By:	/s/ A. Thomas Hood A. Thomas Hood President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood A. Thomas Hood Director (Principal Executive Officer)	By:	/s/ James C. Murray James C. Murray Director

Date:	December 14, 2007	Date:	December 14, 2007

By:	/s/ R. Wayne Hall R. Wayne Hall Executive Vice President (Principal Financial and Accounting Officer)	By:	/s/ Paul G. Campbell, Jr. Paul G. Campbell, Jr. Director

Date:	December 14, 2007	Date:	December 14, 2007

By:	/s/Paula Harper Bethea Paula Harper Bethea Director	By:	/s/ Thomas J. Johnson Thomas J. Johnson Director

Date:	December 14, 2007	Date:	December 14, 2007

By:	/s/Ronnie M. Givens Ronnie M. Givens Director	By:	/s/ D. Kent Sharples D. Kent Sharples Director

Date:	December 14, 2007	Date:	December 14, 2007

By:	/s/ James L. Rowe James L. Rowe Director	By:	/s/ Henry M. Swink Henry M. Swink Director

Date:	December 14, 2007	Date:	December 14, 2007