Form 10-Q
period 2007-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2008-02-08
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to _______

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

Class	Outstanding Shares at
Common Stock	January 31, 2008

$.01 Par Value	11,657,799

FIRST FINANCIAL HOLDINGS, INC.

INDEX
		PAGE NO.
PART I - FINANCIAL INFORMATION

Item	1. Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition at December 31, 2007 and September 30, 2007	1

	Consolidated Statements of Income for the Three Months Ended December 31, 2007 and 2006	2

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended December 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5-13

	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26

	3. Quantitative and Qualitative Disclosures About Market Risk	26

	4. Controls and Procedures	26

PART II - OTHER INFORMATION

Item	1. Legal Proceedings	27

	1A. Risk Factors	27

	2. Unregistered Sales of Equity Securities and Use of Proceeds	27

	5. Other Information	27

	6. Exhibits	28-29

	SIGNATURES	30

	EXHIBIT 31 - CERTIFICATIONS	31-32

	EXHIBIT 32 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	33

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)
Cash and cash equivalents	$74,448	$77,334
Investments available for sale, at fair value	24,799	23,959
Investments held to maturity	2,042	2,042
Investment in capital stock of FHLB	36,558	29,628
Mortgage-backed securities available for sale, at fair value	345,397	297,011
Loans receivable, net of allowance of $16,692 and $15,428	2,184,611	2,134,458
Loans held for sale	10,361	6,311
Accrued interest receivable	12,197	11,538
Office properties and equipment, net	74,791	74,303
Real estate and other assets acquired in settlement of loans	2,748	1,513
Goodwill, net	21,679	21,679
Intangible assets, net	843	948
Residential mortgage servicing rights, at fair value	11,959	12,831
Other assets	15,274	17,815
Total assets	$2,817,707	$2,711,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$185,457	$199,005
Interest -bearing	1,621,128	1,655,046
Total deposits	1,806,585	1,854,051
Advances from FHLB	708,000	554,000
Other short-term borrowings	5,814	5,815
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	2,634	5,805
Outstanding checks	14,460	13,854
Accounts payable and other liabilities	46,526	45,738
Total liabilities	2,630,411	2,525,655

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares—none issued
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,581,625 and 16,557,695 shares
at December 31, 2007 and September 30, 2007, respectively	166	165
Additional paid-in capital	56,938	56,106
Retained income	233,504	233,820
Accumulated other comprehensive loss, net of income taxes	(44)	(1,179)
Treasury stock at cost, 4,925,033 and 4,922,539 shares at December 31,
2007 and September 30, 2007, respectively	(103,268)	(103,197)
Total stockholders' equity	187,296	185,715
Total liabilities and stockholders' equity	$2,817,707	$2,711,370

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	December 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$39,456	$37,074
Interest on mortgage-backed securities	3,758	3,135
Interest and dividends on investments	1,045	868
Other	104	108
Total interest income	44,363	41,185
INTEREST EXPENSE
Interest on deposits	14,565	13,454
Interest on borrowed money	8,738	7,029
Total interest expense	23,303	20,483
NET INTEREST INCOME	21,060	20,702
Provision for loan losses	3,248	853
Net interest income after provision for loan losses	17,812	19,849
NON-INTEREST INCOME
Net gain on sale of investments and mortgage-backed securities	100
Brokerage fees	680	607
Commissions on insurance	4,037	3,930
Other agency income	250	247
Service charges and fees on deposit accounts	6,077	5,090
Mortgage banking income	1,849	1,287
Gains on disposition of assets	36	56
Other	611	447
Total non-interest income	13,640	11,664
NON-INTEREST EXPENSE
Salaries and employee benefits	18,007	15,173
Occupancy costs	2,034	1,655
Marketing	694	427
Furniture and equipment expense	1,425	1,261
Amortization of intangibles	107	112
Other	4,373	3,883
Total non-interest expense	26,640	22,511
Income before income taxes	4,812	9,002
Income tax expense	1,915	3,159
NET INCOME	$2,897	$5,843
NET INCOME PER COMMON SHARE BASIC	$0.25	$0.49
NET INCOME PER COMMON SHARE DILUTED	$0.25	$0.48

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				5,843				5,843
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of tax of $277					436			436
Total comprehensive income								6,279
Common stock issued pursuant
to stock option and
employee benefit plans	55	1	1,351					1,352
Stock option tax benefit			36					36
Cash dividends ($.25 per share)				(3,012)				(3,012)
Treasury stock purchased						12	(440)	(440)
Balance at December 31, 2006	16,473	$165	$53,426	$223,520	$(2,457)	4,409	$(86,674)	$187,980

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165	$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income				2,897				2,897
Other comprehensive loss:								-
Unrealized net gain on securities								-
available for sale,								-
net of tax of $723					1,135			1,135
Total comprehensive income								4,032
Common stock issued pursuant
to stock option and
employee benefit plans	24	1	802					803
Stock option tax benefit			30					30
Cumulative effect of adoption								-
of FIN 48				(239)				(239)
Cash dividends ($.255 per share)				(2,974)				(2,974)
Treasury stock purchased						2	(71)	(71)
Balance at December 31, 2007	16,582	$166	$56,938	$233,504	$(44)	4,925	$(103,268)	$187,296

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,897	$5,843
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,415	1,297
Amortization of intangibles	107	112
Gain on sale of loans, net	(452)	(374)
Gain on sale of investments and mortgage-backed securities, net	(100)
Gain on sale of property and equipment, net	(36)	(56)
(Gain) loss on sale of real estate owned, net	(26)	35
Stock option compensation expense	217	154
Tax benefit resulting from stock options	30	36
Amortization of unearned discounts/premiums on investments, net	86	136
Increase (decrease) in deferred loan fees and discounts	67	(81)
Decrease (increase) in receivables and other assets	1,852	(1,415)
Provision for loan losses	3,248	853
Write down of real estate and other assets acquired in settlement of loans	18	11
Proceeds from sales of loans held for sale	45,436	33,801
Capitalized mortgage servicing rights	(631)	(356)
Decrease in fair value of mortgage servicing rights	1,503	443
Origination of loans held for sale	(49,034)	(34,353)
Increase (decrease) in accounts payable and other liabilities	432	(7,308)
Net cash provided (used) by operating activities	7,029	(1,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale		7,000
Proceeds from sales of investment securities available for sale	100	1,370
Net purchases of investment securities held to maturity		(900)
Net purchases of investment securities available for sale	(1,390)	(6,875)
Purchase of FHLB stock	(6,930)	(450)
Increase in loans, net	(55,220)	(17,372)
Loan participations purchased	(610)
Repayments on mortgage-backed securities available for sale	17,636	16,658
Purchase of mortgage-backed securities available for sale	(63,700)	(9,734)
Proceeds from the sales of real estate owned	1,135	1,113
Acquisition of goodwill and intangibles, net	(2)	(200)
Net purchase of office properties and equipment	(1,867)	(5,590)
Net cash used in investing activities	(110,848)	(14,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in checking, passbook and money market fund accounts	(18,496)	(17,200)
Net (decrease) increase in certificates of deposit	(28,970)	13,976
Net proceeds of FHLB advances	154,000	10,000
Net decrease in securities sold under agreements to repurchase		(2,151)
Net decrease in other borrowings	(1)	(821)
Decrease in advances by borrowers for taxes and insurance	(3,171)	(4,088)
Proceeds from the exercise of stock options	586	1,198
Tax benefit resulting from stock options	30	36
Dividends paid	(2,974)	(3,012)
Treasury stock purchased	(71)	(440)
Net cash provided (used) by financing activities	100,933	(2,502)
Net decrease in cash and cash equivalents	(2,886)	(18,704)
Cash and cash equivalents at beginning of period	77,334	124,998
Cash and cash equivalents at end of period	$74,448	$106,294
Supplemental disclosures:
Cash paid during the period for:
Interest	$23,888	$22,892
Income taxes	705	602
Loans foreclosed	2,926	1,332
Unrealized net gain on securities available for sale, net of income tax	1,135	436

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 1. Basis of Presentation and Accounting Policies

General

The significant accounting policies followed by First Financial Holdings, Inc. (the Company, which may be referred to as First Financial, we, us or our) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. The information contained in the footnotes included in our Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. Certain fiscal 2007 amounts have been reclassified to conform to the statement presentations for fiscal 2008. The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc, our wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (“VIE”s) where the Company is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were adopted October 1, 2007. Additional disclosures required by FIN 48 are included in Note 15 of the Notes to Consolidated Financial Statements.

NOTE 2. Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. First Federal has a total of 55 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4. Share-Based Payment Arrangements

At December 31, 2007 and 2006, we had several share-based payment plans for employees. Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K.The total compensation cost of share-based payment plans during the three months ended December 31, 2007 was $217 thousand and $155 thousand for the three months ended December 31, 2006. The amount of related income tax benefit recognized in income during the three months ended December 31, 2007 was $0 and $24 thousand for the three months ended December 31, 2006, resulting in a $217 thousand reduction in net income for the three months ended December 31, 2007 and $131 thousand for the three months ended December 31, 2006.

Employee Share Option Plans

At the January 25, 2007 annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 434,239 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at December 31, 2007.

A summary of stock option activity under the Employee Share Option Plan as of December 31, 2007 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)

Outstanding at October 1, 2007	881,303	27.30
Granted	113,293	27.88
Exercised	(23,930)	20.54
Forfeited or expired	(13,454)	25.46
Outstanding at December 31, 2007	957,212	27.57	3.41	1,644
Exercisable at December 31, 2007	609,994	25.73	3.89	1,587

The weighted-average grant-date fair value of share options granted during the three months ended December 31, 2007 was $6.25 and for December 31, 2006 was $8.51. The total intrinsic value of share options exercised during the three months ended December 31, 2007 was $183.2 thousand and for December 31, 2006 was $957.1 thousand.

As of December 31, 2007 there was $2.0 million and as of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years at December 31, 2007 and December 31, 2006. The total original fair-value of shares vested during the three months ended December 31, 2007 was $301 thousand and $270 thousand at December 31, 2006. The total compensation costs recognized during the three months ended December 31, 2007 was $217 thousand and $155 thousand at December 31, 2006, as the cost is recognized over the service period on a straight line basis.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our latest annual report on Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. Performance targets for fiscal 2006 resulted in the awarding of 3,385 shares in fiscal 2007 to the directors serving First Financial and the Subsidiaries. Performance targets for fiscal 2007 were not achieved and therefore, no shares will be issued to directors in fiscal 2008.

NOTE 5. Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the three months ended December 31, 2007 amounted to $4.0 million and for the three months ended December 31, 2006 amounted to $6.3 million.

Our “other comprehensive income (loss)” for the three months ended December 31, 2007 and 2006 and “accumulated other comprehensive income (loss)” as of December 31, 2007 and 2006 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities and cumulative effect of adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).

Other comprehensive income for the three months ended December 31, 2007 and 2006 follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Unrealized holding gains arising during period, net of tax	$1,195	$436
Less: reclassification adjustment for realized gains
net of tax	60
Unrealized gains on securities available for sale,
net of applicable income taxes	$1,135	$436

NOTE 6. Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale

December 31, 2007
U.S. Government agency
mortgage-backed securities	$6,975	$22	$27,321	$84	$34,296	$106
Collateral mortgage obligations			17,339	169	17,339	169
Other mortgage-backed securities	14,814	248	32,491	419	47,305	667
Corporate securities	12,499	575	2,109	300	14,608	875
Total temporarily impaired	$34,288	$845	$79,260	$972	$113,548	$1,817

Securities held to maturity
Municipal obligations	$887	$13			$887	$13

At December 31, 2007, we had 39 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable primarily to increases in interest rates, rather than credit quality. We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7. Intangible Assets

Intangible assets, net of accumulated amortization, at December 31, 2007, September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	December 31,	September 30,	December 31,
	2007	2007	2006
Goodwill	$21,679	$21,679	$21,568
Customer list	3,718	3,716	3,645
Less accumulated amortization of customer list	(2,875)	(2,768)	(2,419)
	843	948	1,226
Total	$22,522	$22,627	$22,794

Amortization of intangibles totaled $107 thousand for the three months ended December 31, 2007, $461 thousand for the fiscal year ended September 30, 2007 and $112 thousand for the three months ended December 31, 2006.

We expect to record amortization expense related to intangibles of $349 thousand for fiscal year 2008, $189 thousand for fiscal year 2009, $114 thousand for fiscal 2010, $93 thousand for fiscal 2011, $91 thousand for fiscal 2012 and an aggregate of $114 thousand for all years thereafter.

NOTE 8. Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.013 billion at December 31, 2007 and $966.2 million at December 31, 2006. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

The amount of contractually specified servicing fees earned by the Company during the three months ended December 31, 2007 were $683 thousand and for the three months ended December 31, 2006 were $640 thousand. We report contractually specified servicing fees in mortgage banking income in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three months ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2007	2006
Balance at beginning of period	$12,831	$12,843
Additions
Servicing assets that resulted from transfers
of financial assets	631	381
Change in fair value:
Due to change in valuation inputs or assumptions	(1,500)	(466)
Other changes	(3)	(3)
Balance at end of period	$11,959	$12,755

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended December 31, 2007, we recognized in earnings $1.5 million in net gains on free standing derivatives used to economically hedge the MSRs. These net gains are recorded in mortgage banking income in the consolidated statements of income.

A summary of our MSRs and related characteristics and the estimated sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential Mortgage Servicing Rights As of December 31, 2007 (dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$11,959
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.31%
Adjustable-rate mortgage loans	2.69%
Total	100.00%
Constant Prepayment Rate (CPR)	11.23%
Weighted Average Portfolio Rate	5.94%
Discount rate	10.50%
Fair Market Value Change as assumptions change
.50%	10.80%
.25	6.20%
Flat (Base Case)
(.25)	(6.70%)
(.50)	(18.20%)

NOTE 9. Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of operations. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities. The commitments to originate fixed-rate conforming loans totaled $20.2 million at December 31, 2007. It is anticipated 65% of these loans will close totaling $13.1 million. The fair value of the $13.1 million is a liability of $16 thousand at December 31, 2007. The off-balance sheet obligations under the above derivative instruments totaled $23.4 million at December 31, 2007 with a fair value adjustment of a liability of $62 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate futures contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking income and are offset by the changes in the fair value of the MSR. During the quarter ended December 31, 2007, gross MSR values decreased $1.2 million due to interest rate movements, while derivative gains totaled $1.5 million for the quarter. The notional value of our off-balance sheet positions as of December 31, 2007 totaled $59.5 million with a fair value of an asset of $90 thousand.

NOTE 10. Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended December 31,
	2007	2006
Weighted average number of common shares used
in basic EPS	11,645,815	12,045,898
Effect of dilutive stock options	81,061	215,896
Weighted average number of common shares and dilutive
potential common shares used in diluted EPS	11,726,876	12,261,794

For the three months ended December 31, 2007 there was 482,752 option shares as compared to December 31, 2006 when there were 60,702 option shares that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares.

NOTE 11. Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three months ended December 31, 2007 and 2006.

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, one office in Florence, South Carolina and one office each in Columbia, South Carolina and Charlotte, North Carolina, with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. No single customer accounts for a significant amount of the revenues of either reportable segment. We evaluate performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 of our latest annual report on Form 10-K.

Segment information is shown in the tables below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended December 31, 2007
		Insurance
	Banking	Activities	Other	Total
Interest income	$44,257	$41	$65	$44,363
Interest expense	22,459		844	23,303
Net interest income	21,798	41	(779)	21,060
Provision for loan losses	3,248			3,248
Other income	8,740	38	575	9,353
Commissions on insurance and
other agency income	72	4,256	(41)	4,287
Non-interest expenses	20,698	4,479	1,356	26,533
Amortization of intangibles	2	105		107
Income tax expense	2,599	(90)	(594)	1,915
Net income	$4,063	$(159)	$(1,007)	$2,897

December 31, 2007
Total assets	$2,784,161	$34,391	$(845)	$2,817,707
Loans	$2,194,972			$2,194,972
Deposits	$1,821,816		$(15,231)	$1,806,585

Three months ended December 31, 2006

	Banking	Insurance Activities	Other	Total
Interest income	$41,057	$72	$56	$41,185
Interest expense	19,763		720	20,483
Net interest income	21,294	72	(664)	20,702
Provision for loan losses	789			789
Other income	7,413	34	506	7,953
Commissions on insurance and
other agency income	86	4,124	(33)	4,177
Non-interest expenses	17,846	4,095	988	22,929
Amortization of intangibles	2	110		112
Income tax expense	3,569	9	(419)	3,159
Net income	$6,587	$16	$(760)	$5,843

December 31, 2006
Total assets	$2,615,010	$35,823	$4,195	$2,655,028
Loans	$2,077,411			$2,077,411
Deposits	$1,825,828		$(6,024)	$1,819,804

NOTE 12. Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 was $2.8 million.

NOTE 13. Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

We recorded an expense during the December quarter of fiscal 2008 for our share of the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting our share of .00975% as a Visa member) of approximately $260 thousand before tax. Once Visa’s planned initial public offering is complete, we anticipate proceeds from the share redemption related to our ownership should more than offset our recorded Visa-related liabilities.

NOTE 14. Loan Sales

During the three months ended December 31, 2007, First Federal had loan sales of approximately $45.0 million and $33.4 million for the three months ended December 31, 2006, of which $37.1 million for December 31, 2007 and $11.5 million for December 31, 2006 were to the Federal Home Loan Bank of Atlanta (“FHLB”).

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

Prior to October 1, 2006, servicing of the loans sold to the FHLB were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156. Loans were also sold during the most recent quarter to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase Bank and South Carolina State Housing Authority. We retained all servicing of loans sold except for sales to CitMortgage, JPMorgan Chase Bank and South Carolina State Housing Authority.

NOTE 15. FIN 48

We adopted FIN48 on October 1, 2007. Upon adoption, we recorded a charge to retained earnings of $239 thousand as a cumulative effect of a change in accounting principle. We did not have any material unrecognized tax benefits as of the date of adoption. Our policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Income. At October 1, 2007, no interest and penalties were required to be recognized.

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

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are over $2.8 billion as of December 31, 2007.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking

•	cash management

•	retail investment services

•	mortgage banking

•	insurance, and

•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 13 in-store (Wal-Mart Supercenters and Kroger Grocery stores) retail branch sales offices, and four limited services branches located in the following counties: Charleston (20), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (3), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

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

FIRST QUARTER HIGHLIGHTS

Net income for the quarter ended December 31, 2007 decreased 50.4% to $2.9 million from net income of $5.8 million in the comparable quarter in fiscal 2007. Net income during the most recent quarter included a $1.76 million expense before tax for an early retirement program and $260 thousand expense before tax for Visa litigation, which reduced income after tax in total by $1.2 million, or $.10 per common share. In addition, provision for loan losses increased substantially in the current period. Basic earnings per common share decreased to $.25 per common share for the quarter ended December 31, 2007 compared to $.49 per common share for the quarter ended December 31, 2006. On a diluted basis, earnings per common share decreased to $.25 from $.48 in the comparable period.

Our net interest margin decreased fourteen basis points to 3.23% for the quarter ended December 31, 2007 from 3.37% for the comparable quarter ended December 31, 2006. While recent Fed cuts have lowered pricing in our loan products we have not yet experienced a similar reduction in our deposit products. Average interest-earning assets increased $146.8 million from the comparable quarter ended December 31, 2006 with the average yield increasing to 6.81% from 6.75% for the same period. A portion of this growth was attributable to higher investment purchases, which generally have lower spreads to funding costs than loan portfolio growth. Interest-bearing liabilities increased $139.8 million from the comparable quarter ended December 31, 2006 with the average rate increasing to 3.67% from 3.41%.

On a linked quarter basis, the Company's net interest margin decreased this quarter by eight basis points to 3.23% from 3.31% for the quarter ended September 30, 2007. Also contributing to margin compression was a planned $56 million increase in our investment portfolio during the quarter ended December 31, 2007. We estimate that this expansion accounted for one-half, or four basis points, of the margin compression this quarter as compared to the quarter ended September 30, 2007. Despite the margin compression, net interest income increased $368 thousand to $21.1 million for this quarter compared to $20.7 million for the quarter ended September 30, 2007, and also increased $358 thousand for the same quarter in fiscal 2007. Compared with the quarter ended September 30, 2007, the average yield on earning assets decreased by 8 basis points to 6.81% while the average rate on costing liabilities increased by 2 basis points to 3.67%.

The Company recognized a loan loss provision of $3.25 million for this quarter compared to $1.9 million for the quarter ended September 30, 2007, and $853 thousand for the quarter ended December 31, 2006. This increase in the provision on both a linked and comparative quarter basis is primarily attributable to probable losses related to four residential lot loans and higher actual losses recorded, including a $452 thousand charge-off related to one commercial real estate land loan.

Total non-interest income increased $2.0 million in this quarter to $13.6 million compared with the quarter ended December 31, 2006. This increase is primarily attributable to increases in service charges and fees on deposit accounts and mortgage banking income. Total revenues, defined as net interest income plus total non-interest income, excluding gains on sales of investments and gains on disposition of assets, increased to $34.6 million, for this quarter, an increase of $2.3 million or 7.0% from $32.3 million during the comparable quarter ended December 31, 2006.

Total non-interest expenses increased this quarter by $4.1 million, or 18.3%, compared with the same quarter in fiscal 2007. In October 2007, we offered an early retirement program to full-time employees who met certain age and service criteria. The pre-tax expense related to this program, recorded in the quarter ended December 31, 2007, was $1.76 million. We also recorded an expense during this quarter for our share of the Visa USA, Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation of approximately $260 thousand. Net of the one-time early retirement and Visa litigation expenses, non-interest expense increased $2.1 million, or 9.3% to $24.4 million for this quarter. This increase was attributable to financial center sales office expansion, annual staff salary adjustments effective in November 2007 as well as on-going property renovations and higher marketing expenditures.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10-K for September 30, 2007. Of these significant accounting policies, we have determined that accounting for allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2007, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $135.0 million. Unused business, personal and credit card lines, which totaled $364.1 million at December 31, 2007, are generally for short-term borrowings.

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

The components of net periodic benefit costs for the three months ended December 31, 2007 and 2006 are shown in the following table (in thousands):

	Other Postretirement Benefits
	Three months ended December 31,
	2007	2006
Interest Cost	$24	$22
Amortization of transition obligation	20	20
Amortization of net losses	3	1

	$47	$43

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $119 thousand for postretirement benefit payments, net of $24 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $135 thousand for the window (early) retirees in fiscal 2008 for a total of $254 thousand. As of the three months ended December 31, 2007, $55 thousand of contributions had been contributed.

BALANCE SHEET ANALYSIS

Investment Securities and Mortgage-backed Securities

Investments held to maturity, investments available for sale and investment in capital stock of FHLB increased $56.2 million in the current three months ended December 31, 2007. Purchases of investments available for sale and mortgage-backed securities available for sale totaled $65.1 million during the three months ended December 31, 2007. During the three months ended December 31, 2007, there were no sales of mortgage-backed securities available for sale and repayments totaled $17.6 million. Net purchases of FHLB stock amounted to $6.9 million during the three months ended December 31, 2007.

Loans Receivable

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31,	September 30,	December 31,
	2007	2007	2006
Real estate - residential mortgages (1-4 family)	$912,008	$904,363	$909,164
Real estate - residential construction	73,048	82,714	90,171
Commercial secured by real estate including multi-family	326,975	293,849	282,396
Commercial financial and agricultural	82,836	81,846	82,974
Land	246,532	231,415	219,349
Home equity loans	270,880	263,922	255,609
Manufactured housing loans	206,270	199,349	179,440
Credit cards	16,198	14,775	14,579
Other consumer loans	138,282	138,720	118,286
Total gross loans	2,273,029	2,210,953	2,151,893

Less:
Allowance for loan losses	16,692	15,428	14,714
Loans in process	63,027	56,485	61,052
Deferred loan fees and discounts on loans	(1,662)	(1,729)	(1,209)
	78,057	70,184	74,482
Total	$2,194,972	$2,140,769	$2,077,411

The above chart shows an increase of $7.6 million in fully funded residential 1-4 family mortgages and a decline of $9.7 million in residential construction loans during the first quarter of fiscal 2008. Residential construction loans have declined by $17.1 million, or 19.0% from one year ago, driven by a large degree by increases in housing inventory and fewer speculative construction loans originated. With housing inventory higher in all of our markets, we are monitoring closely our builder relationships. Residential balances increased both from slowing prepayments and because certain residential loan products are being originated for our loan portfolio rather than for sale in the secondary market. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended December 31, 2007 and during the first three months of fiscal 2008. We continue to place increased emphasis on the origination of commercial business and consumer loans.

We have expanded our manufactured housing lending program to include the states of Alabama, Florida, Georgia, North Carolina, Tennessee and Virginia. Our manufactured housing loan portfolio was 9.07% of the gross loan portfolio at December 31, 2007 compared to 8.6% of the gross loan portfolio at December 31, 2006. Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at December 31, 2007 was 2.25% and December 31, 2006 was 2.18%. The average coupon on the manufactured housing loan portfolio at December 31, 2007 was 9.47% and 9.57% at December 31, 2006.

Asset Quality

The following table summarizes our problem assets for the periods indicated (amounts in thousands):

	December 31,	September 30,	December 31,
	2007	2007	2006
Non-accrual loans	$10,133	$6,087	$3,796
Loans 90 days or more delinquent (1)	68	49	44
Real estate and other assets acquired in settlement of loans	2,748	1,513	2,005
Total	$12,949	$7,649	$5,845
As a percent of net loans and real estate owned	0.59%	0.36%	0.28%
As a percent of total assets	0.46%	0.28%	0.22%

(1) The Company continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinary low cost levels over the past couple of years. The market in which we operate does not seem to be immune from these conditions. Problem assets increased $5.3 million during the three months ended December 31, 2007 from September 30, 2007. Non-accrual loans increased $4.0 million, or 66.5%, from September 30, 2007. The increase from September 30, 2007 was in all categories. Approximately 50% of the non-accrual loans are single family or home equity loans, which are well secured. Total consumer delinquency rates have increased to 1.67% from 1.28% at September 30, 2007. Excluding manufactured housing delinquencies, consumer delinquencies were 1.41% at December 31, 2007. On the basis of number of loans, currently only 1% of the number of consumer loans are delinquent. Real estate owned increased principally due to the completion of foreclosure on a $1.8 million commercial real estate loan in Myrtle Beach. We expect to see continued increase in delinquencies and charge-offs. Although our charge-offs and overall past due loans have increased, our credit standards remain steady and we continue to monitor closely any loans that are past due.

Our largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of our residential and business loans are with customers located within the coastal counties of South Carolina, Florence County and Brunswick County in North Carolina.

Allowance for Loan Losses

We provide for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating losses. Such factors considered by management in a determination of the level of the allowance include our assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, concentration of credit and the fair value of the underlying collateral. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Following is a summary of the reserve for loan losses (in thousands):

	At and for the three months ended December 31,
	2007	2006
Balance at beginning of year	$15,428	$14,681
Provision charged to operations	3,248	853
Recoveries of loans previously charged-off	136	122
Loan losses charged to reserves	(2,120)	(942)
Balance at end of period	$16,692	$14,714

Net charge-offs totaled $2.0 million in the current three months ended December 31, 2007 compared to $820 thousand in the comparable three months in fiscal 2007. Consumer net charge-offs totaled $1.5 million in the current three months compared to $755 thousand in the comparable three months in fiscal 2007. Included in the consumer loan net charge-offs were $913 thousand in net losses on credit cards, the overdraft protection program and marine and secured consumer (motorcycles, campers, etc.) loan portfolio during the three months ended December 31, 2007 and $252 thousand at December 31, 2006. Also included in the consumer loan net charge-offs were $356 thousand in net losses on the manufactured housing loan portfolio during the three months ended December 31, 2007 and $377 thousand at December 31, 2006. Real estate (residential and commercial) and commercial loan net charge-offs were $536 thousand in the current three months, compared to $65 thousand in the three months ended December 31, 2006. Included in the net charge-offs for residential and commercial real estate for the quarter ended December 31, 2007 was a $452 thousand charge-off related to the large commercial real estate loan located in Myrtle Beach that was transferred to real estate owned. Annualized net charge-offs as a percentage of average loans increased twenty basis points to .36% for the three months ended December 31, 2007 as compared to .16% for the three months ended December 31, 2006. The average net loss rate on the manufactured housing portfolio on an annualized basis was .70% for the three months ended December 31, 2007, declining from .86% for the three months ended December 31, 2006. Excluding the manufactured housing loan portfolio, our annualized net charge-offs as a percentage of average loans increased from .08% for the three months ended December 31, 2006 to .33% for the recent three months ended December 31, 2007.

The slight increase in net charge-off to 36 basis points from 30 basis points for the quarter ended September 30, 2007 was primarily attributable to the large single charge-off of $452 thousand mentioned above.

Over recent years we have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans but are shorter in duration and have less interest rate risk.

Our impaired loans totaled $3.6 million at December 31, 2007, $2.9 million at September 30, 2007 and $95 thousand at December 31, 2006. Specific reserves for impaired loans totaled $474 thousand at December 31, 2007 and $461 thousand at September 30, 2007.

Deposits and Borrowings

First Financial’s deposit composition at the indicated dates is as follows (amounts in thousands):

	December 31, 2007		September 30, 2007		December 31, 2006
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$185,456	10.26%	$199,005	10.74%	$199,379	10.96%
Interest-bearing checking accounts	274,000	15.17	257,040	13.86	274,293	15.07
Statement and other accounts	127,694	7.07	133,201	7.18	142,232	7.82
Money market accounts	364,640	20.18	381,040	20.55	364,028	20.00
Certificate accounts	854,795	47.32	883,765	47.67	839,872	46.15
Total deposits	$1,806,585	100.00%	$1,854,051	100.00%	$1,819,804	100.00%

Deposits decreased $47.5 million during the three months ended December 31, 2007. Interest-bearing checking accounts increased $17.0 million. Noninterest-bearing checking accounts decreased $13.5 million, statement and other accounts decreased $5.5 million, money market accounts decreased by $16.4 million and certificate accounts decreased $29.0 million during the three months ended December 31, 2007.

The increase in interest-bearing checking accounts is partially attributable to a new high yield demand deposit account introduced during the December 2007 quarter.  As of December 31, 2007 there were approximately 3,500 of these new accounts of which 20% represented entirely new household relationships with the bank.

The decrease in noninterest-bearing checking, statement and other accounts and money market accounts is primarily a result of large cyclical withdrawals.

Competitive interest rates on CDs have remained high due to issues with the commercial paper market and we believe that CD balances have been reduced as customers have sought higher rates. Our commercial banking competitors may be limited in funding choices and may be forced to continue pricing aggressively for funding until the credit crises abates.

As a result of higher loan growth, increased investment purchases and decreases in deposits our FHLB advances increased by $154 million during the three months ended December 31, 2007.

Stockholders’ Equity

Our capital ratio, total capital to total assets, was 6.65% at December 31, 2007, compared to 6.85% at September 30, 2007. During the three months ended December 31, 2007, we increased our dividend to stockholders to $.255 compared with $.25 per share in the first three months of fiscal 2007.

Changes in stockholders' equity during the three months ended December 31, 2007 were comprised principally of net income, the after tax effect of unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, cumulative effect of adoption of FIN 48 and dividends paid.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At December 31, 2007, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2007 (amounts in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Tangible capital (to Total Assets)	$196,826	7.07%	$41,762	1.50%
Core capital (to Total Assets)	196,826	7.07	111,313	4.00	$139,141	5.00%
Tier I capital (to Risk-based Assets)	196,826	9.42			124,181	6.00
Risk-based capital (to Risk-based Assets)	210,957	10.19	165,575	8.00	206,969	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2007.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2007 (in thousands).

	At December 31, 2007
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$723,898	$50,306	$25,775	$54,760	$56	$854,795
Borrowings	388,001		125,000	25,000	222,205	760,206
Purchases	2,715					2,715
Operating leases	1,668	1,468	992	1,455	3,972	9,555
Total contractual obligations	$1,116,282	$51,774	$151,767	$81,215	$226,233	$1,627,271

First Federal’s use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at December 31, 2007 estimates that an additional $128.3 million of funding is available. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $225 million callable in fiscal 2008, with a weighted average rate of 4.72%; $25 million callable in fiscal 2009, with a weighted average rate of 4.53% and $25 million callable in fiscal 2011 with a weighted average rate of 4.28%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise. As of December 31, 2007, it is not likely that the FHLB will exercise call provisions based on current interest rates.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit. The rate on the funding line is based on the three month LIBOR. At December 31, 2007, the balance on this line was $5.0 million.

During the current three months we experienced a net cash outflow from investing activities of $110.8 million consisting principally of purchases of investments and mortgage-backed securities available for sale of $72.0 million, purchase of office properties and equipment of $1.9 million and a net increase of $55.8 million in loans, offset by repayments of mortgage-backed securities of $17.6 million, proceeds from sales and maturities of investments available for sale of $100 thousand and proceeds from sales of real estate owned of $1.1 million. We experienced cash inflows of $7.0 million from operating activities and $100.9 million from financing activities.

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

First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval. First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period. For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2007.

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

As of December 31, 2007, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at December 31, 2007 levels.

Rate Change	Estimated % Change in Net Interest Income Over 12 Months
2.00%	(4.07)%
1.00	(2.03)
Flat (Base Case)
(1.00)	0.87
(2.00)	1.46

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

The following table is a summary of our one-year dynamic gap at December 31, 2007 (amounts in thousands):

December 31, 2007
Interest-earning assets maturing or repricing within one year	$1,388,097
Interest-bearing liabilities maturing or repricing within one year	1,455,724
Cumulative gap	$(67,627)

Gap as a percent of total assets	(2.40)%

Based on our December 31, 2007 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.388 billion in interest-earning assets will reprice and approximately $1.456 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $67.6 million, or 2.40% of assets. Our one year dynamic gap position at December 31, 2006 was a negative $129.5 million, or 4.88% of assets. At the end of fiscal year ended September 30, 2007, the dynamic gap was a negative $130.7 million or 4.82% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A negative gap indicates that cumulative interest-sensitive liabilities exceed cumulative interest-sensitive assets and suggests that net interest income would increase if market interest rates decreased. A positive gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities.

Net Interest Income

Net interest income was $21.1 million during the quarter ended December 31, 2007 and $20.7 million during the quarter ended December 31, 2006. The net interest margin for the quarter ended December 31, 2007 was 3.23% compared with 3.37% during the quarter ended December 31, 2006. Average earning assets increased $146.8 million to $2.584 billion during the quarter ended December 31, 2007 compared to $2.438 billion in the December 2006 quarter. As a result of these variances, net interest income increased 1.7%, or $358 thousand, between the two quarters.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective quarters (amounts in thousands):

	Three Months Ended December 31,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,189,044	7.15%	$2,080,090	7.13%
Mortgage-backed securities	318,996	4.67	295,822	4.24
Investments and other interest-earning assets	76,386	6.01	61,742	6.09
Total interest-earning assets	$2,584,426	6.81%	$2,437,654	6.75%

Deposits	$1,841,414	3.14%	$1,826,960	2.92%
Borrowings	682,513	5.08	557,177	5.01
Total interest-bearing liabilities	$2,523,927	3.67%	$2,384,137	3.41%

Gross interest margin		3.14%		3.34%
Net interest margin		3.23%		3.37%

The interest rate environment began to improve during the quarter ended December 31, 2007 as the Federal Reserve lowered the Fed Funds rate by 50 basis points. During January of 2008 the Federal Reserve lowered the Fed Funds rate by 75 basis points at an emergency meeting and another 50 basis points at its scheduled meeting. Many economists are predicting that the Federal Reserve will now be lowering interest rates an additional 50 basis points and the yield curve will steepen. This steepening should improve our net interest margin over time.

Deposit interest rates were abnormally high during the quarter ended December 31, 2007 relative to Fed Funds and LIBOR as were wholesale funding costs. These are now being lowered, which should over time assist with improving the net interest margin.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Three Months Ended December 31,
	2007 versus 2006
	Volume	Rate	Total
Interest income:
Loans	$2,251	$131	$2,382
Mortgage-backed securities	270	353	623
Investments and other interest-earning assets	190	(17)	173
Total interest income	2,711	467	3,178
Interest expense:
Deposits	105	1,006	1,111
Borrowings	1,608	101	1,709
Total interest expense	1,713	1,107	2,820
Net interest income	$998	$(640)	$358

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The higher provision for loan losses in the December 2007 quarter was principally attributable to probable losses related to four residential lot loans and higher actual losses recorded, including a $452 thousand charge-off related to one commercial real estate land loan in the Myrtle Beach market. Also affecting provision for loan losses in the current quarter is an additional increase related to loan growth. Net loan charge-offs totaled $2.0 million for the quarter ended December 31, 2007 and $820 thousand for the quarter ended December 31, 2006. Problem loans were $10.2 million at December 31, 2007 compared to $3.8 million at December 31, 2006. Total loan loss reserves as of December 31, 2007 were $16.7 million, or .76% of the total net loan portfolio compared with $14.7 million or .70% of the total net loan portfolio at December 31, 2006. Reserve coverage to problem loans was 164% at December 31, 2007 compared to 383% at December 31, 2006.

Non-Interest Income

Non-interest income was $2.0 million higher in the current quarter as compared to the same quarter of fiscal 2006. The primary increase in non-interest income is attributable to increases in service charges and fees on deposit accounts, and mortgage banking income.

Insurance revenues increased $110 thousand, or 2.6% during the current quarter compared to the same period in fiscal 2007. Insurance revenues, which are seasonally slow during the first fiscal quarter, should increase on a linked quarter basis as the March quarter typically includes the annual contingent-based income. We do not expect to receive the same level of contingent commissions in fiscal 2008 as compared to fiscal 2007 due to insurance companies restructuring their contingency programs.

Service charges and fees on deposit accounts increased by $987 thousand, or 19.4%. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. ATM and debit card fees, net of expenses, increased $252 thousand, or 25.2% in the December 2007 quarter as compared to the December 2006 quarter and are included in service charges and fees on deposit accounts. We extended our overdraft protection program to additional customers late in the second quarter of fiscal 2007 resulting in an increase of fees of $734 thousand, or 22.7%, during the December 2007 quarter compared to the December 2006 quarter.

Mortgage banking income of $1.8 million increased by $562 thousand, or 43.7%, during the current quarter as compared to the comparable quarter in fiscal 2007. This increase was partially a result of gains from loan sales, increasing $162 thousand or 28.5%. Volume of loan sales was $45.4 million during the current quarter compared with $33.8 million during the comparable first quarter of fiscal 2007. During the three months ended December 31, 2007, we recognized in earnings $1.5 million in net gains on free standing derivatives used to economically hedge the MSRs offset by a decrease in MSR values of $1.2 million related to interest rates. During the quarter ended December 31, 2006, we were not hedging our MSR position and thus the loss of $178 thousand in that quarter related to changes in interest rates had a detrimental effect on mortgage banking income.

Other non-interest income increased $164 thousand, or 36.7% as compared to the comparable quarter in fiscal 2007. Foreclosures expenses decreased $68 thousand, or 53.4%, to $59 thousand in the December 2007 quarter as compared to the December 2006 quarter as a result of a decrease in manufactured housing foreclosures.

Non-Interest Expense

Total non-interest expense increased by $4.1 million, or 18.3%, during the quarter ended December 31, 2007 compared with the comparable quarter ended December 31, 2006. Net of the one-time early retirement and Visa litigation expenses discussed earlier in the Quarterly Highlights, non-interest expenses increased $2.1 million, or 9.3%, to $24.6 million for the quarter ended December 31, 2007 compared to $22.5 million for the quarter ended December 31, 2006.

Salaries and employee benefit costs were higher in the current quarter, increasing by $1.1 million ( net of $1.76 million early retirement expense), or 7.1%. This increase was attributable primarily to financial center office expansion and annual staff salary adjustments effective in November 2007.

Occupancy costs of $2.0 million increased by 22.9% during the current quarter as compared to the comparable quarter in fiscal year 2007. This increase was attributable to financial center office expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston.

Marketing costs of $694 thousand increased by 62.5%, or $267 thousand compared to the quarter ended December 31, 2007. This increase was the result of increases in promotional expenses related to new checking account products.

Furniture and equipment expense increased 13.0%, or $164 thousand during the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. This increase was also affected by the major renovations of the operations center in Charleston and the expansion of branch sales offices including the operations center for the Northern region located in the Myrtle Beach branch.

Other non-interest expense increased $230 thousand, or 5.9%, compared to the December 31, 2006 quarter. This increase was primarily the result of the Visa litigation expense of $260 thousand and the increases and decreases of various other categories.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve requirements of the Deposit Insurance Fund with an available one-time credit of $1.6 million. Our assessment for the September 2007 quarter payable in the December 2007 quarter would have resulted in a deposit insurance assessment of $257 thousand; however, our one-time credit balance was offset. Our remaining credit as of December 31, 2007 is approximately $803 thousand.

Income Tax Expense

During the first quarter of fiscal 2008 our effective tax rate approximated 39.8% as compared to 35.1% during the first quarter of fiscal 2007. As a result of recent state tax legislation, retroactive to January 1, 2007, affecting the treatment of dividends paid by Real Estate Investment Trusts, the Company recorded an additional tax provision of $271 thousand net of federal tax benefit, thereby causing the effective tax rate to increase to 39.8% for the quarter ended December 31, 2007. Without the additional tax provision, the effective tax rate for the Company would have been 34.2%.

Previously, we disclosed that the effective tax rate for fiscal 2008 could range between 36% and 37% based on our ability to make certain investments. Due to considerations in the credit markets and other factors, such investments have not been made, which will likely increase the projected effective tax rate for fiscal 2008.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective October 1, 2007. As a result, we recognized a $238 thousand increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings; therefore, prior period results have not been restated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial condition, results of operations, or cash flows.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial condition, results of operations, or cash flows.

Restatement of SAB No. 105, Application of Accounting Principles to Loan Commitments

In November 2007, Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the first quarter of fiscal 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended December 31, 2007
	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that Be May Yet Purchased Under the Announced Plan
10/1/2007 thru 10/31/2007	-			101,800
11/1/2007 thru 11/30/2007	1,537	$28.76		101,800
12/1/2007 thru 12/31/2007	957	28.42		101,800
	2,494	28.63

The Company’s employee and outside director stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2007, 2,494 shares were repurchased under these provisions for approximately $71 thousand.

On January 29, 2007, we announced a new stock repurchase plan which will expire March 31, 2008. This plan allows for the repurchase of 600,000 shares or approximately 5% of shares outstanding. As noted in the above table, currently 101,800 shares remain available for purchase under the plan.

Item 5 - Other Information

There was no information required to be disclosed by us in a report on Form 8-K during the first quarter of fiscal 2008 that was not so disclosed.

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

First Financial Holdings, Inc.

Date: February 8, 2008	By:	/s/ R. Wayne Hall
R. Wayne Hall Executive Vice President Chief Financial Officer and Principal Accounting Officer