Form 10-Q
period 2008-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2008-05-09
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Class Common Stock	Outstanding Shares at April 30, 2008

$.01 Par Value	11,665,671

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PAGE NO.
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item
1. Consolidated Financial Statements (Unaudited) Consolidated Statements of Financial Condition at March 31, 2008 and September 30, 2007	1

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	2

Condensed Consolidated Statements of Income for the Six Months Ended March 31, 2008 and 2007	3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-17

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-34

3. Quantitative and Qualitative Disclosures About Market Risk	34

4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	35

1A. Risk Factors	35

2. Unregistered Sales of Equity Securities and Use of Proceeds	35

4. Submission of Matters to a Vote of Security Holders	35

5. Other Information	36

6. Exhibits	36-38

SIGNATURES	39

EXHIBIT 31 – CERTIFICATIONS

EXHIBIT 32 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	September 30,
	2008	2007

ASSETS	(Unaudited )
Cash and cash equivalents	$77,722	$77,334
Investments available for sale, at fair value	25,222	23,959
Investments held to maturity	2,042	2,042
Investment in capital stock of FHLB	37,377	29,628
Mortgage-backed securities available for sale, at fair value	370,848	297,011
Loans receivable, net of allowance of $17,901 and $15,428	2,218,027	2,134,458
Loans held for sale	14,031	6,311
Accrued interest receivable	11,467	11,538
Office properties and equipment, net	76,708	74,303
Real estate and other assets acquired in settlement of loans	4,310	1,513
Goodwill, net	21,679	21,679
Intangible assets, net	741	948
Residential mortgage servicing rights, at fair value	10,685	12,831
Other assets	17,645	17,815
Total assets	$2,888,504	$2,711,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$190,238	$199,005
Interest -bearing	1,684,861	1,655,046
Total deposits	1,875,099	1,854,051
Advances from FHLB	719,000	554,000
Other short-term borrowings	5,812	5,815
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	3,816	5,805
Outstanding checks	12,159	13,854
Accounts payable and other liabilities	39,600	45,738
Total liabilities	2,701,878	2,525,655

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,588,244 and 16,557,695 at March 31, 2008 and September 30, 2007, respectively	166	165
Additional paid-in capital	57,322	56,106
Retained income, substantially restricted	238,057	233,820
Accumulated other comprehensive loss, net of income taxes	(5,651)	(1,179)
Treasury stock at cost, 4,925,033 and 4,922,539 shares at March 31, 2008 and September 30, 2007, respectively	(103,268)	(103,197)
Total stockholders' equity	186,626	185,715
Total liabilities and stockholders' equity	$2,888,504	$2,711,370

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

INTEREST INCOME
Interest and fees on loans	$38,482	$37,259
Interest on mortgage-backed securities	4,297	3,167
Interest and dividends on investments	964	858
Other	67	104
Total interest income	43,810	41,388
INTEREST EXPENSE
Interest on deposits	13,295	13,591
Interest on borrowed money	8,374	7,342
Total interest expense	21,669	20,933
NET INTEREST INCOME	22,141	20,455
Provision for loan losses	3,567	1,071
Net interest income after provision for loan losses	18,574	19,384
OTHER INCOME
Net gain on sale of investment and mortgage-backed securities	645	266
Brokerage fees	906	709
Commissions on insurance	6,532	6,970
Other agency income	237	325
Service charges and fees on deposit accounts	5,780	4,938
Mortgage banking income	2,961	768
Gains on disposition of assets	59	19
Other	681	689
Total other income	17,801	14,684
NON-INTEREST EXPENSE
Salaries and employee benefits	15,963	14,840
Occupancy costs	2,012	1,566
Marketing	570	562
Furniture and equipment expense	1,374	1,267
Amortization of intangibles	107	113
Other	4,036	3,978
Total non-interest expense	24,062	22,326
Income before income taxes	12,313	11,742
Income tax expense	4,783	4,202
NET INCOME	$7,530	$7,540
NET INCOME PER COMMON SHARE BASIC	$0.65	$0.63
NET INCOME PER COMMON SHARE DILUTED	$0.64	$0.62

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Six Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$77,938	$74,333
Interest on mortgage-backed securities	8,054	6,302
Interest and dividends on investments	2,009	1,726
Other	171	212
Total interest income	88,172	82,573
INTEREST EXPENSE
Interest on deposits	27,860	27,045
Interest on borrowed money	17,112	14,371
Total interest expense	44,972	41,416
NET INTEREST INCOME	43,200	41,157
Provision for loan losses	6,814	1,924
Net interest income after provision for loan losses	36,386	39,233
OTHER INCOME
Net gain on sale of investment and mortgage-backed securities	746	266
Brokerage fees	1,586	1,316
Commissions on insurance	10,569	10,900
Other agency income	487	572
Service charges and fees on deposit accounts	11,857	10,028
Mortgage banking income	4,810	2,055
Gains on disposition of assets	96	75
Other	1,290	1,136
Total other income	31,441	26,348
NON-INTEREST EXPENSE
Salaries and employee benefits	33,971	30,013
Occupancy costs	4,046	3,221
Marketing	1,264	989
Furniture and equipment expense	2,800	2,528
Amortization of intangibles	213	225
Other	8,408	7,861
Total non-interest expense	50,702	44,837
Income before income taxes	17,125	20,744
Income tax expense	6,698	7,361
NET INCOME	$10,427	$13,383
NET INCOME PER COMMON SHARE BASIC	$0.89	$1.11
NET INCOME PER COMMON SHARE DILUTED	$0.89	$1.09

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and per share data) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				13,383				13,383
Other comprehensive loss:
Unrealized net gain on securities available for sale, net of tax of $925					1,452			1,452
Total comprehensive income								14,835
Common stock issued pursuant to stock option and employee benefit plans	84	1	2,229					2,230
Stock option tax benefit			55					55
Cash dividends ($.50 per share)				(6,032)				(6,032)
Treasury stock purchased						156	(5,507)	(5,507)
Balance at March 31, 2007	16,502	$165	$54,323	$228,040	$(1,441)	4,553	$(91,741)	$189,346

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165	$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income				10,427				10,427
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $2,847					(4,472)			(4,472)
Total comprehensive income								5,955
Common stock issued pursuant to stock option and employee benefit plans	30	1	1,183					1,184
Stock option tax benefit			33					33
Cumulative effect of adoption of FIN 48				(239)				(239)
Cash dividends ($.51 per share)				(5,951)				(5,951)
Treasury stock purchased						2	(71)	(71)
Balance at March 31, 2008	16,588	$166	$57,322	$238,057	$(5,651)	4,925	$(103,268)	$186,626

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,427	$13,383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,840	2,603
Amortization of intangibles	213	225
Gain on sale of loans, net	(1,280)	(762)
Gain on sale of investments and mortgage-backed securities, net	(746)	(266)
Gain on sale of property and equipment, net	(96)	(75)
(Gain) loss on sale of real estate owned, net	(21)	32
Stock option compensation expense	467	361
Tax benefit resulting from stock options	33	55
Amortization of unearned discounts/premiums on investments, net	97	1,086
Increase (decrease) in deferred loan fees and discounts	78	(176)
Decrease (increase) in receivables and other assets	208	(2,150)
Provision for loan losses	6,814	1,924
Write down of real estate and other assets acquired in settlement of loans	18	21
Proceeds from sales of loans held for sale	108,582	74,068
Capitalized mortgage servicing rights	(1,288)	(893)
Decrease in fair value of mortgage servicing rights	3,434	1,027
Origination of loans held for sale	(115,022)	(79,496)
Decrease in accounts payable and other liabilities	(5,226)	(2,852)
Net cash provided by operating activities	9,532	8,115
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	685	7,000
Proceeds from sales of investment securities available for sale	746	4,543
Net purchases of investment securities held to maturity		(900)
Net purchases of investment securities available for sale	(2,389)	(7,511)
(Purchase) redemption of FHLB stock	(7,749)	845
Increase in loans, net	(94,492)	(44,270)
Loan participations purchased	(961)
Repayments on mortgage-backed securities available for sale	39,839	33,747
Purchase of mortgage-backed securities available for sale	(120,650)	(20,512)
Proceeds from the sales of real estate owned	2,198	2,780
Acquisition of intangibles	(6)	(342)
Net purchase of office properties and equipment	(5,149)	(9,797)
Net cash used in investing activities	(187,928)	(34,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook and money market fund accounts	23,429	21,384
Net (decrease) increase in certificates of deposit	(2,381)	32,672
Net proceeds (repayments) of FHLB advances	165,000	(11,000)
Net decrease in securities sold under agreements to repurchase		(11,229)
Net decrease in other borrowings	(3)	(9)
Decrease in advances by borrowers for taxes and insurance	(1,989)	(2,246)
Proceeds from the exercise of stock options	717	1,869
Tax benefit resulting from stock options	33	55
Dividends paid	(5,951)	(6,032)
Treasury stock purchased	(71)	(5,507)
Net cash provided by financing activities	178,784	19,957
Net increase (decrease) in cash and cash equivalents	388	(6,345)
Cash and cash equivalents at beginning of period	77,334	124,998
Cash and cash equivalents at end of period	$77,722	$118,653
Supplemental disclosures:
Cash paid during the period for:
Interest	$46,734	$42,466
Income taxes	8,205	7,602
Loans foreclosed	5,789	2,654
Unrealized net (loss) gain on securities available for sale, net of income tax	(4,472)	1,452

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Commission Revenue Recognition

First Southeast Insurance Services, Inc.’s commission revenues are recognized at the later of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and supplemental commissions are recognized as revenue when received or when determinable. A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier. Commission on premiums billed directly by insurance carriers relates to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier. The income effects of subsequent premium adjustments are recorded when the adjustments become known. Producer commissions are deducted from gross revenues in the determination of Kimbrell’s total revenues. Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell. This net commission is recognized in the same manner as commission revenues.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We review all sales of loans by evaluating specific terms in the sales documents. We believe that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. In certain sales, we may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at date of sale.

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

Application of Accounting Principles to Loan Commitments

In November 2007, SEC Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We applied the provisions of SAB 109 in the quarter ended March 31, 2008 with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 8).

NOTE 2. Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. First Federal has a total of 57 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4. Share-Based Payment Arrangements

At March 31, 2008 and 2007, we had several share-based payment plans for employees. Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended March 31, 2008 was $250 thousand and $206 thousand for the three months ended March 31, 2007. The total compensation cost of share-based payment plans during the six months ended March 31, 2008 was $467 thousand and $361 thousand for the six months ended March 31, 2007. Compensation cost is recognized over the vesting period on a straight line basis. The amount of related income tax benefit recognized in income during the three months ended March 31, 2008 was $0 and $24 thousand for the three months ended March 31, 2007, resulting in a $250 thousand reduction in net income for the three months ended March 31, 2008 and $182 thousand for the three months ended March 31, 2007. The amount of related income tax benefit recognized in income during the six months ended March 31, 2008 was $0 thousand and $48 thousand for the six months ended March 31, 2007, resulting in a $467 thousand reduction in net income for the six months ended March 31, 2008 and $313 thousand reduction in income for the six months ended March 31, 2007.

Employee Share Option Plans

At the January 25, 2007 annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 432,991 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at March 31, 2008.

A summary of stock option activity under the Employee Share Option Plans as of March 31, 2008 and changes during the three and six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at January 1, 2008	957,212	27.57
Granted	1,642	25.52
Exercised	(6,619)	17.76
Forfeited or expired	(452)	32.14
Outstanding at March 31, 2008	951,783	27.63	3.21	393
Exercisable at March 31, 2008	603,517	25.82	3.67	389

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2007	881,303	27.30
Granted	114,935	27.85
Exercised	(30,549)	19.94
Forfeited or expired	(13,906)	25.67
Outstanding at March 31, 2008	951,783	27.63	3.21	393
Exercisable at March 31, 2008	603,517	25.82	3.67	389

The weighted-average grant-date fair value of share options granted during the six months ended March 31, 2008 was $6.24 and for March 31, 2007 was $8.51. The total intrinsic value of share options exercised during the six months ended March 31, 2008 was $222 thousand and for March 31, 2007 was $1.3 million.

As of March 31, 2008 there was $1.7 million and as of March 31, 2007 there was $914 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years at March 31, 2008 and 1.3 years at March 31, 2007. The total original fair-value of shares vested during the six months ended March 31, 2008 was $302 thousand and for the six months ended March 31, 2007 was $270 thousand.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. There were no shares awarded during fiscal 2008 as performance targets for fiscal 2007 were not met. Performance targets for fiscal 2006 resulted in the awarding of 3,385 shares in fiscal 2007 to the directors serving First Financial and the Subsidiaries.

NOTE 5. Other Comprehensive Income

SFAS No. 130, “R eporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2008 amounted to $6.0 million and for the six months ended March 31, 2007 amounted to $14.8 million.

Our “other comprehensive income (loss)” for the three and six months ended March 31, 2008 and 2007 and “accumulated other comprehensive income (loss)” as of March 31, 2008 and 2007 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities and cumulative effect of adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).

Other comprehensive income (loss) for the three months ended March 31, 2008 and 2007 follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Unrealized holding (losses) gains arising during period, net of tax	$(5,212)	$1,188
Less: reclassification adjustment for realized gains, net of tax	395	172
Unrealized (losses) gains on securities available for sale, net of applicable income taxes	$(5,607)	$1,016

Other comprehensive income (loss) for the six months ended March 31, 2008 and 2007 follows (in thousands):

	Six Months Ended
	March 31,
	2008	2007

Unrealized holding (losses) gains arising during period, net of tax	$(4,017)	$1,624
Less: reclassification adjustment for realized gains, net of tax	455	172
Unrealized (losses) gains on securities available for sale, net of applicable income taxes	$(4,472)	$1,452

NOTE 6. Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale

March 31, 2008
U.S. Government agency mortgage-backed securities	$20,709	$40			$20,709	$40
Collateralized mortgage obligations	87,630	3,619	$980	$2	88,610	3,621
Other mortgage-backed securities	29,773	4,608	28,666	2,071	58,439	6,679
Corporate securities	12,562	579	2,091	316	14,653	895
Total temporarily impaired	$150,674	$8,846	$31,737	$2,389	$182,411	$11,235

Securities held to maturity
Municipal obligations	$2,019	$23			$2,019	$23

At March 31, 2008, we had 42 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, corporate securities, and mortgage-backed securities summarized above were attributable to increases in interest rates, rather than credit quality. We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7. Intangible Assets

Intangible assets, net of accumulated amortization, at March 31, 2008, September 30, 2007 and March 31, 2007 are summarized as follows (in thousands):

Amortization of intangibles totaled $213 thousand for the six months ended March 31, 2008, $461 thousand for the fiscal year ended September 30, 2007 and $225 thousand for the six months ended March 31, 2007.

	March 31,	September 30,	March 31,
	2008	2007	2007
Goodwill	$21,679	$21,679	$21,639
Customer list	3,722	3,716	3,716
Less accumulated amortization	(2,981)	(2,768)	(2,532)
	741	948	1,184
Total	$22,420	$22,627	$22,823

We expect to record amortization expense related to intangibles of $349 thousand for fiscal year 2008, $190 thousand for fiscal year 2009, $115 thousand for fiscal 2010, $95 thousand for fiscal 2011, $91 thousand for fiscal 2012 and an aggregate of $114 thousand for all years thereafter. We are in the process of obtaining a formal valuation of the intangible assets associated with the April 2008 acquisition of the Somers Pardue Agency, Inc., which is discussed further in Note 16, and therefore the projected amortization associated with this acquisition is not included above.

NOTE 8. Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.030 billion at March 31, 2008 and $973.7 million at March 31, 2007. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2008 and 2007 was $1.3 million. We report contractually specified servicing fees in mortgage banking income in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three and six months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$11,959	$12,755	$12,831	$12,843
Additions
Servicing assets that resulted from transfers of financial assets	657	512	1,288	893
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(1,928)	(555)	(3,428)	(1,021)
Other	(3)	(3)	(6)	(6)
Balance at end of period	$10,685	$12,709	$10,685	$12,709

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended March 31, 2008, we recognized in earnings $2.9 million in net gains on free standing derivatives used to economically hedge the MSRs and during the six months ended March 31, 2008, we recognized in earnings $4.4 million in net gains. These net gains are recorded in mortgage banking income in the consolidated statements of income.

As a result of the implementation of SAB 109, the Company was able to recognize into mortgage banking income approximately $442 thousand of future capitalized value of mortgage servicing assets in the quarter ended March 31, 2008.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
March 31, 2008
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.6%
Adjustable-rate mortgage loans	2.4%
Total	100.0%
Constant Prepayment Rate (CPR)	13.28%
Weighted Average Portfolio Rate	5.92%
Discount rate	10.23%
Fair Market Value Change as assumptions change
.50%	15.10%
.25	8.30%
Flat (Base Case)
(.25)	(9.7)%
(.50)	(20.0)%

NOTE 9. Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of income. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities. The commitments to originate fixed rate conforming loans totaled $30.9 million at March 31, 2008. It is anticipated 65% of these loans will close totaling $20.1 million. The fair value of the $20.1 million is a liability of $13 thousand at March 31, 2008. The off-balance sheet obligations under the above derivative instruments totaled $43.0 million at March 31, 2008 with a fair value adjustment of a liability of $368 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking income and are offset by the changes in the fair value of the MSR. During the quarter ended March 31, 2008, gross MSR values decreased $1.6 million due to interest rate movements, while hedge gains totaled $2.9 million for the quarter. The spread between 10 year treasury yields and 30 year mortgage rates increased significantly during the quarter. This served to create a significant hedging gain, as treasury based instruments are used to hedge the change in value of mortgage servicing rights. We do not expect to experience the same level of gains in future quarters. For the six months ended March 31, 2008, gross MSR values decreased $2.7 million due to interest rate movements while hedge gains totaled $4.4 million. The notional value of our off-balance sheet positions related to capitalized mortgage servicing asset as of March 31, 2008 totaled $74 million with a fair value of a liability of $1.2 million.

NOTE 10. Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares used In basic EPS	11,658,991	12,043,055
Effect of dilutive stock options	16,123	180,055
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,675,114	12,223,110

	Six Months Ended March 31,
	2008	2007
Weighted average number of common shares used In basic EPS	11,652,367	12,044,492
Effect of dilutive stock options	48,592	197,976
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,700,959	12,242,468

For the six months ended March 31, 2008 there were 781,364 option shares as compared to March 31, 2007 when there were 57,907 option shares that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the period.

NOTE 11. Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County to the Sunset Beach area of Brunswick County and Florence County. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three and six months ended March 31, 2008 and 2007.

 First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through eleven offices, seven located throughout the coastal region of South Carolina, one office in Florence County, South Carolina and one office each in Columbia, South Carolina and Charlotte, North Carolina, with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. No single customer accounts for a significant amount of the revenues of either reportable segment. We evaluate performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1of our latest annual report on Form 10-K.

Segment information is shown in the tables below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended March 31, 2008
		Insurance
	Banking	Activities	Other	Total
Interest income	$43,795	$29	$(14)	$43,810
Interest expense	20,784		885	21,669
Net interest income	23,011	29	(899)	22,141
Provision for loan losses	3,567			3,567
Other income	10,204	26	802	11,032
Commissions on insurance and other agency income	79	6,731	(41)	6,769
Non-interest expenses	18,773	4,061	1,121	23,955
Amortization of intangibles	2	105		107
Income tax expense	4,172	997	(386)	4,783
Net income	$6,780	$1,623	$(873)	$7,530

Six months ended March 31, 2008
		Insurance
	Banking	Activities	Other	Total
Interest income	$88,052	$70	$50		$88,172
Interest expense	43,243		1,729		44,972
Net interest income	44,809	70	(1,679)		43,200
Provision for loan losses	6,814				6,814
Other income	18,943	64	1,378		20,385
Commissions on insurance and other agency income	151	10,987	(82)		11,056
Non-interest expenses	39,471	8,541	2,477		50,489
Amortization of intangibles	4	209			213
Income tax expense	6,771	907	(980)		6,698
Net income	$10,843	$1,464	$(1,880)		$10,427

March 31, 2008
Total assets	$2,855,127	$36,469	$(3,092)		$2,888,504
Loans	$2,232,058			$	$ 2,232,058
Deposits	$1,889,529		$(14,430)		$1,875,099

Three months ended March 31, 2007
		Insurance
	Banking	Activities	Other	Total
Interest income	$41,284	$32	$72	$41,388
Interest expense	20,206		727	20,933
Net interest income	21,078	32	(655)	20,455
Provision for loan losses	1,141			1,141
Other income	7,021	8	881	7,910
Commissions on insurance and other agency income	73	7,261	(39)	7,295
Non-interest expenses	17,424	3,955	1,285	22,664
Amortization of intangibles	2	111		113
Income tax expense	3,385	1,159	(342)	4,202
Net income	$6,220	$2,076	$(756)	$7,540

Six months ended March 31, 2007
		Insurance
	Banking	Activities	Other	Total
Interest income	$82,341	$104	$128		$82,573
Interest expense	39,969		1,447		41,416
Net interest income	42,372	104	(1,319)		41,157
Provision for loan losses	1,930				1,930
Other income	14,436	40	1,387		15,863
Commissions on insurance and other agency income	157	11,387	(72)		11,472
Non-interest expenses	35,284	8,036	2,273		45,593
Amortization of intangibles	4	221			225
Income tax expense	6,954	1,168	(761)		7,361
Net income	$12,793	$2,106	$(1,516)		$13,383

March 31, 2007
Total assets	$2,653,309	$38,700	$(655)		$2,691,354
Loans	$2,107,651			$	$ 2,107,651
Deposits	$1,887,175		$(10,091)		$1,877,084

NOTE 12. Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. No liability was recorded relating to our obligation to perform as a guarantor, since such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2008 was $2.4 million.

NOTE 13. Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

The Company’s operating results for the second quarter of fiscal 2008 were favorably affected by a $645 thousand pre-tax gain from the redemption of VISA Inc. Class B common stock in connection with its initial public offering in March 2008, and the reversal of a pre-tax charge of $260 thousand recognized in the first quarter of fiscal 2008 related to a reserve established for the Company’s share of the VISA Inc litigation settlement.

NOTE 14. Loan Sales

During the six months ended March 31, 2008, First Federal had loan sales of approximately $108.6 million and $74.1 million for the six months ended March 31, 2007, of which $81.9 million for March 31, 2008 and $42.7 million for March 31, 2007 were to the Federal Home Loan Bank of Atlanta (“FHLB”).

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

Prior to October 1, 2006, servicing of the loans sold to the FHLB were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156. Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase and South Carolina Housing Authority. We retained all servicing of loans sold except for sales to CitMortgage, JPMorgan Chase Bank and South Carolina State Housing Authority.

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

NOTE 16. SUBSEQUENT EVENT

On April 10, 2008 First Southeast Insurance Services, Inc., a subsidiary of First Financial Holdings, Inc., acquired the operations of The Somers-Pardue Agency, Inc., effective April 1, 2008. The Somers-Pardue Agency, Inc. is a Burlington, North Carolina-based independent insurance agency with annual commissions from both business and personal insurance sales of approximately $9 million. We paid approximately $18.8 million in connection with this acquisition, and are in the process of obtaining a formal valuation of the acquired assets and assumed liabilities.

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

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are approximately $2.9 billion as of March 31, 2008.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 39 full service retail branch sales offices, 14 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and Kroger Grocery Stores) retail branch sales offices, and four limited services branches located in the following counties: Charleston (21), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (4), Horry County (14), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

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

SECOND QUARTER HIGHLIGHTS

Net income was $7.5 million for the quarter ended March 31, 2008 and the comparable quarter in fiscal 2007. Diluted earnings per common share increased to $.64 per common share for the quarter ended March 31, 2008 from diluted earnings per share of $.62 per common share for the quarter ended March 31, 2007.

Our net interest margin decreased three basis points to 3.35% for the quarter ended March 31, 2008 from 3.38% for the comparable quarter ended March 31, 2007. Compared with the quarter ended March 31, 2007, the average yield on earning assets decreased by twenty-one basis points to 6.63% while the average rate on costing liabilities decreased by seventeen basis points to 3.34%. Changes in the average balances of interest earning assets from the quarter ended March 31, 2007 to the current quarter ended March 31, 2008 was an increase of $201.9 million which included a $123.9 million increase in average loans, $67.9 million increase in average balances of mortgage-backed securities and a $10.1 million increase in average balances of investments and other interest-earning assets.

On a linked quarter basis, our net interest margin increased this quarter by twelve basis points to 3.35% from 3.23% for the quarter ended December 31, 2007. We have been able to lower funding costs as a result of recent declines in the Fed Funds rate and similar declines in deposit rates in our markets.

Total revenues, defined as net interest income plus total other income, excluding net gains on sales of investments and mortgage-backed securities, and gains on disposition of assets, increased $4.4 million during the quarter ended March 31, 2008, an increase of 12.6% from the comparable quarter ended March 31, 2007. Deposit account revenues totaled $5.8 million during the quarter ended March 31, 2008 compared with $4.9 million during the quarter ended March 31, 2007. This increase in deposit fees during the quarter is primarily attributable to the expansion of our courtesy overdraft privilege program. Mortgage banking income increased $2.2 million or 285.6% from the comparative quarter ended March 31, 2007. Because of the strategies we have in place to protect the value of our capitalized mortgage servicing asset from interest rate risk and the increased demand for mortgage loans and refinancing of existing mortgage loans, we had a $1.1 million, or 60.1%, increase in our mortgage-banking income for the quarter ended March 31, 2008.

Total non-interest expenses increased by $1.7 million, or 7.8% to $24.1 million for the quarter ended March 31, 2008 compared to $22.3 million for the quarter ended March 31, 2007. Salaries and employee benefits increased by $1.1 million, attributable principally to staffing for our in-store branch expansion, increased staffing for additional insurance operations acquired, higher health benefit costs, annual merit increases and discretionary bonuses. Occupancy costs increased by $446 thousand or 28.5%, principally as a result of our in-store branch expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston. Other expenses increased $58 thousand or 1.5% as compared to the quarter ended March 31, 2007. Other expenses for the quarter ended March 31, 2008 included the reversal of a pre-tax charge of $260 thousand recognized in the first quarter of fiscal 2008 related to a reserve established for the Company’s share of the VISA Inc. litigation settlements.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2008, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $171.5 million. Unused business, personal and credit card lines, which totaled $363.1 million at March 31, 2008, are generally for short-term borrowings.

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

The components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended March 31,
	2008	2007

Interest Cost	$24	$22
Amortization of transition obligation	20	20
Amortization of net losses	3	1
	$47	$43

The components of net periodic benefit costs for the six months ended March 31, 2008 and 2007 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Six months ended March 31,
	2008	2007

Interest Cost	$48	$44
Amortization of transition obligation	40	40
Amortization of net losses	6	2
	$94	$86

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $119 thousand for postretirement benefit payments, net of $24 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $135 thousand for the one-time early retirees in fiscal 2008 for a total of $254 thousand. As of the six months ended March 31, 2008, $130 thousand of contributions have been made.

BALANCE SHEET ANALYSIS

Investment Securities and Mortgage-backed Securities

Investments available for sale, at fair value increased $1.3 million, investment in capital stock of FHLB increased $7.7 million and mortgage-backed securities available for sale, at fair value increased $73.8 million in the six months ended March 31, 2008 while there was no change in investments held to maturity for the same period. We sold $746 thousand of investments available for sale while $685 thousand of investments available for sale matured during the six months ended March 31, 2008. Included in the sales of investments available for sale was pre-tax gain of $646 thousand from the the redemption of VISA Inc. Class B common stock in connection with its initial public offering. During the six months ended March 31, 2008, there were repayments of mortgage-backed securities totaling $39.9 million. We purchased $120.7 million of mortgage-backed securities and $2.4 million of other investments during the six months ended March 31, 2008.

Loans Receivable

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31,	September 30,	March 31,
	2008	2007	2007
Real estate - residential mortgages (1-4 family)	$916,104	$904,363	$912,100
Real estate – construction	133,592	128,893	141,758
Commercial secured by real estate including multi-family	309,730	268,235	249,593
Commercial financial and agricultural	84,798	81,846	86,890
Land	219,937	210,850	206,532
Home equity loans	281,178	263,922	257,281
Mobile home loans	210,287	199,349	184,704
Credit cards	15,638	14,775	13,940
Other consumer loans	136,546	138,720	120,377
Total gross loans	2,307,810	2,210,953	2,173,175

Less:
Allowance for loan losses	17,901	15,428	14,756
Loans in process	59,502	56,485	52,073
Deferred loan fees and discounts on loans	(1,651)	(1,729)	(1,305)
	75,752	70,184	65,524
Total	$2,232,058	$2,140,769	$2,107,651

The above chart shows an increase of $11.7 million in fully funded residential 1-4 family mortgages and a decline of $12.3 million in residential construction loans during the first six months of fiscal 2008. Residential construction loans have declined by $19.2 million, or 21.4% from one year ago, driven to a large degree by increases in housing inventory and fewer speculative construction loans originated. With housing inventory higher in all of our markets, we are monitoring closely our builder relationships. Residential balances increased both from slowing prepayments and because certain residential loan products are being originated for our loan portfolio rather than for sale in the secondary market. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended March 31, 2008 and during the first six months of fiscal 2008. We continue to place increased emphasis on the origination of commercial business and consumer loans.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina. Approximately 71% of our manufactured housing portfolio consists of loans originated in South Carolina. Our manufactured housing loan portfolio was 9.1% of the gross loan portfolio at March 31, 2008 compared to 8.5% of the gross loan portfolio at March 31, 2007. Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at March 31, 2008 was 1.69% and 1.19% at March 31, 2007. The average coupon on the manufactured housing loan portfolio at March 31, 2008 was 9.45% and 9.54% at March 31, 2007.

Asset Quality

The following table summarizes our problem assets for the periods indicated (dollar amounts in thousands):

	March 31,	September 30,	March 31,
	2008	2007	2007
Non-accrual loans	$12,800	$6,087	$5,049
Loans 90 days or more delinquent (1)	99	49	56
Real estate and other assets acquired in settlement of loans	4,310	1,513	1,277
Total	$17,209	$7,649	$6,382
As a percent of net loans and real estate owned	0.77%	0.36%	0.30%
As a percent of total assets	0.60%	0.28%	0.24%
(1) The Company continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinarily low cost levels over the past couple of years. The market in which we operate is not immune from these conditions. Problem assets increased $9.6 million during the six months ended March 31, 2008 from September 30, 2007. Non-accrual loans increased $6.7 million, or 110.3%, from September 30, 2007. The increase from September 30, 2007 was experienced in all loan categories. Approximately 39% of the non-accrual loans are single family or home equity loans, which are well secured.

Total consumer delinquency rates have decreased to 1.12% from 1.28% at September 30, 2007. Excluding manufactured housing delinquencies, consumer delinquencies were 1.08% at March 31, 2008. On the basis of number of loans, currently only .55% of the number of consumer loans are delinquent. Real estate owned increased principally due to the completion of foreclosure on a $1.8 million commercial real estate loan in Myrtle Beach. Our delinquencies have increased from both September 30, 2007 and March 31, 2007. Although our charge-offs and overall past due loans have increased, our credit standards remain steady and we continue to monitor closely any loans that are past due.

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

Following is a summary of the allowance for loan losses (in thousands):

	At and for the six months
	ended March 31,
	2008	2007
Balance at beginning of period	$15,428	$14,681
Provision charged to operations	6,814	1,924
Recoveries of loans previously charged-off	410	297
Loan losses charged to reserve	(4,751)	(2,146)
Balance at end of period	$17,901	$14,756

Net charge-offs totaled $4.3 million in the current six months ended March 31, 2008 compared to $1.8 million in the comparable six months in fiscal 2007. Consumer net charge-offs totaled $2.9 million in the current six months compared to $1.6 million in the comparable six months in fiscal 2007. Included in the consumer loan net charge-offs were $1.7 million in net losses on credit cards, the overdraft protection program and marine and secured consumer (motorcycles, campers, etc.) loan portfolio during the six months ended March 31, 2008 and $530 thousand at March 31, 2007. The increase in these losses is a direct result of the current economic conditions. Also included in the consumer loan net charge-offs were $848 thousand in net losses on the manufactured housing loan portfolio during the six months ended March 31, 2008 and $791 thousand at March 31, 2007. Residential real estate loan net charge-offs increased $126 thousand during the six months ended March 31, 2008 compared to the six months ended March 31, 2007, home equity loan net charge-offs increased $340 thousand compared to the six months ended March 31, 2007, commercial real estate loan net charge-offs increased $694 thousand compared to the six months ended March 31, 2008 primarily as a result of one $452 thousand charge-off and commercial loan net charge-offs increased $46 thousand compared to the six months ended March 31, 2007.

Annualized net charge-offs as a percentage of average net loans increased twenty-two basis points to .40% for the six months ended March 31, 2008 as compared to .18% for the six months ended March 31, 2007. The average net loss rate on the mobile home portfolio on an annualized basis was .83% for the six months ended March 31, 2008, declining from .88% for the six months ended March 31, 2007. Excluding the manufactured housing loan portfolio, our annualized net charge-offs as a percentage of average net loans increased from .11% for the six months ended March 31, 2007 to .35% for the recent six months ended March 31, 2008.

We have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans, but are shorter in duration and have less interest rate risk.

Our impaired loans totaled $6.7 million at March 31, 2008, $2.9million at September 30, 2007 and $518 thousand at March 31, 2007. The increase in impaired loans for the six months ended March 31 2008 occurred in commercial real estate of $1.7 million, commercial business of $560 thousand, land of $1.4 million, and single family, including construction, of $172 thousand. The impairments we experienced during the quarter ending March 31, 2008 were a result of the softness in the market, most specifically, speculative construction loans and commercial land. Property values in these categories have experienced decreases causing loan to value consequences.

Deposits and Borrowings

First Financial’s deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	March 31, 2008		September 30, 2007		March 31, 2007
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$190,237	10.15%	$199,005	10.74%	$215,583	11.49%
Interest-bearing checking accounts	293,235	15.64	257,040	13.86	280,688	14.95
Statement and other accounts	130,863	6.98	133,201	7.18	143,602	7.65
Money market accounts	379,380	20.23	381,040	20.55	378,643	20.17
Certificate accounts	881,384	47.00	883,765	47.67	858,568	45.74
Total deposits	$1,875,099	100.00%	$1,854,051	100.00%	$1,877,084	100.00%

Deposits increased $21.0 million during the six months ended March 31, 2008. Interest-bearing checking accounts increased $36.2 million. Noninterest-bearing checking accounts decreased $8.8 million, statement and other accounts decreased $2.3 million, money market accounts decreased by $1.7 million and certificate accounts decreased $2.4 million during the six months ended March 31, 2008.

The increase in interest-bearing checking accounts is partially attributable to a new high yield demand deposit account introduced during the December 2007 quarter.  As of March 31, 2008 there were approximately 5,500 of these new accounts of which 29% represented entirely new household relationships with the bank.

Competitive interest rates on CDs have remained relatively high as compared to the wholesale market. Our commercial banking competitors may be limited in funding choices and may be forced to continue pricing aggressively for funding until the credit crisis abates.

As a result of higher loan growth and increased investment purchases our FHLB advances increased by $165 million during the six months ended March 31, 2008.

Stockholders’ Equity

Our capital ratio, total capital to total assets, was 6.46% at March 31, 2008, compared to 6.85% at September 30, 2007. During the six months ended March 31, 2008, we increased our dividend to stockholders to $.51 per share compared with $.50 per share in the first six months of fiscal 2007.

Changes in stockholders' equity during the six months ended March 31, 2008 were comprised principally of net income, the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, cumulative effect of adoption of FIN 48, dividends paid and treasury stock repurchased.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At March 31, 2008, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2008 (dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Tangible capital (to Total Assets)	$203,609	7.11%	$42,827	1.50%
Core capital (to Total Assets)	203,609	7.11	114,519	4.00	$143,149	5.00%
Tier I capital (to Risk-based Assets)	203,609	9.56			126,515	6.00
Risk-based capital (to Risk-based Assets)	218,761	10.37	168,687	8.00	210,859	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2007.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

 First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of March 31, 2008 (in thousands).

	At March 31, 2008
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$750,092	$44,607	$30,251	$56,372	$62	$881,384
Borrowings	349,000	75,000	100,000	25,000	222,204	771,204
Purchases	2,496					2,496
Operating leases	1,789	1,448	1,037	1,567	3,816	9,657
Total contractual obligations	$1,103,377	$121,055	$131,288	$82,939	$226,082	$1,664,741

First Federal’s use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at March 31, 2008 estimates that an additional $119.8 million of funding is available. Effective May 1, 2008, the FHLB of Atlanta will increase the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance. Currently Lendable Collateral Value is 80% of the unpaid principal balance. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $225 million callable in fiscal 2008, with a weighted average rate of 4.72%; $25 million callable in fiscal 2009, with a weighted average rate of 4.53%; $25 million callable in fiscal 2011, with a weighted average rate of 4.66%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit. The rate on the funding line is based on the three month LIBOR. At March 31, 2008, the balance on this line was $5.0 million. In April 2008, the Board approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.

During the current six months we experienced a net cash outflow from investing activities of $188.0 million. The total outflow consisted principally of purchases of investments and mortgage-backed securities available for sale of $123.0 million, net purchase of FHLB stock of $7.7 million, purchase of office properties and equipment of $5.2 million, purchase of loan participations of $961 thousand and a net increase of $94.5 million in loans. The total outflow was offset by repayments of mortgage-backed securities of $39.8 million, proceeds from sales and maturities of investments available for sale of $1.4 million and proceeds from sales of real estate owned of $2.2 million. We experienced a cash inflow of $9.5 million from operating activities and a cash inflow of $178.8 million from financing activities. Financing activities consisted principally of a net increase of $21.1 million in deposits, net increase in advances from FHLB of $165 million and proceeds from exercise of stock options and tax benefit resulting from stock options of $750 thousand offset by decreases in advances by borrowers for taxes and insurance of $2.0 million, dividends paid of $6.0 million and purchase of treasury stock of $71 thousand during the first six months of fiscal 2008.

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

As of March 31, 2008, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at March 31, 2008 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(3.11)%
1.00	(1.72)
Flat (Base Case)
(1.00)	0.63

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

The following table is a summary of our one-year dynamic gap at March 31, 2008 (amounts in thousands):

March 31, 2008
Interest-earning assets maturing or repricing within one year	$1,318,007
Interest-bearing liabilities maturing or repricing within one year	1,374,926
Cumulative gap	$(56,919)

Gap as a percent of total assets	(1.97)%

Based on our March 31, 2008 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.318 billion in interest-earning assets will reprice and approximately $1.375 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $56.9 million, or 1.97% of assets. Our one year dynamic gap position at March 31, 2007 was a negative $143.4 million, or 5.33% of assets. At the end of the fiscal year ended September 30, 2007, the dynamic gap was a negative $130.7 million or 4.82% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would decrease if market interest rates decreased. A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of the yield curve. As the above indicates, we believe First Financial will be positively impacted by a decline in interest rates.

Net Interest Income

Net interest income was $22.1 million for the quarter ended March 31, 2008 as compared to $20.5 million for the quarter ended March 31, 2007. The net interest margin for the quarter ended March 31, 2008 was 3.35% compared with 3.38% during the quarter ended March 31, 2007. Average earning assets increased 8.2% to $2.655 billion during the quarter ended March 31, 2008 compared to $2.453 billion in the March 2007 quarter. As a result of these variances, net interest income increased 8.2%, or $1.7 million, between the two quarters.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Three Months Ended March 31,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,227,139	6.95%	$2,103,270	7.18%
Mortgage-backed securities	356,116	4.85	288,206	4.46
Investments and other interest-earning assets	72,132	5.71	61,991	6.20
Total interest-earning assets	$2,655,387	6.63%	$2,453,467	6.84%

Deposits	$1,841,855	2.91%	$1,836,062	3.00%
Borrowings	770,164	4.37	583,007	5.10
Total interest-bearing liabilities	$2,612,019	3.34%	$2,419,069	3.51%

Gross interest margin		3.29%		3.33%
Net interest margin		3.35%		3.38%

The interest rate environment began to improve during the quarter ended December 31, 2007 and continued to improve in the first quarter of calendar 2008. During January of 2008 the Federal Reserve lowered the Fed Funds rate by 75 basis points at an emergency meeting and another 50 basis points at its scheduled meeting in March. The Federal Reserve is also accepting additional forms of collateral and has opened its discount window to certain non-banks.

These moves have helped to alleviate the liquidity crunch spawned by the sub-prime mortgage melt down. Deposit interest rates were abnormally high during the quarter ended March 31, 2008 relative to Fed Funds and LIBOR as were wholesale funding costs. These rates are now being lowered, which should, over time, assist with improving the Company’s net interest margin.

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Three Months Ended March 31,
	2008 versus 2007
	Volume	Rate	Total
Interest income:
Loans	$2,365	$(1,142)	$1,223
Mortgage-backed securities	822	308	1,130
Investments and other interest-earning assets	163	(92)	69
Total interest income	3,350	(926)	2,422
Interest expense:
Deposits	51	(347)	(296)
Borrowings	2,166	(1,134)	1,032
Total interest expense	2,217	(1,481)	736
Net interest income	$1,133	$555	$1,686

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $3.6 million for the quarter ended March 31, 2008 compared to $1.1 million for the quarter ended March 31, 2007. On an annualized basis, net loans receivable increased by 6.8% during the current quarter. Net loan charge-offs were $2.4 million for the quarter ended March 31, 2008 as compared to $1.0 million for the quarter ended March 31, 2007. Problem loans were $12.9 million at March 31, 2008 compared to $5.1 million at March 31, 2007. Total loan loss reserves as of March 31, 2008 were $17.9 million, or .80% of the total loan portfolio compared with $14.8 million or .70% of the total loan portfolio at March 31, 2007.

Non-Interest Income

Non-interest income was $3.1 million higher in the current quarter as compared to the same quarter of fiscal 2007. The primary increase in non-interest income is attributable to increases in service charges and fees on deposit accounts, and mortgage banking income.

Insurance revenues decreased $526 thousand, or 7.2% during the current quarter compared to the same period in fiscal 2007, due to a declining rate environment for commercial property and casualty coverage. We received $2.4 million in contingent commissions in fiscal 2008 and 2007.

Service charges and fees on deposit accounts increased by $842 thousand, or 17.1%. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. ATM and debit card fees, net of expenses, increased $188 thousand, or 13.5% in the March 2008 quarter as compared to the March 2007 quarter and are included in service charges and fees on deposit accounts. We extended our overdraft protection program to additional customers late in the second quarter of fiscal 2007 resulting in an increase of fees of $456 thousand, or 15.0%, during the March 2008 quarter compared to the March 2007 quarter.

Mortgage banking income of $3.0 million increased by $2.2 million, or 285.5%, during the current quarter as compared to the comparable quarter in fiscal 2007. This increase was partially a result of gains from loan sales, increasing $441 thousand or 113.8%. Volume of loan sales was $63.1 million during the current quarter compared with $40.3 million during the comparable second quarter of fiscal 2007. During the three months ended March 31, 2008, we recognized in earnings $2.9 million in net gains on free standing derivatives used to economically hedge the MSRs offset by a decrease in MSR values of $1.6 million related to interest rates. The spread between the 10 year treasury yields and 30 year mortgage rates increased significantly during the quarter. This served to create a significant hedging gain, as treasury based instruments are used to hedge the change in value of mortgage servicing rights. Additionally, mortgage banking income included $442 thousand resulting from the capitalization of mortgage servicing rights required by SAB 109 in the quarter ending March 31, 2008.

Non-Interest Expense

Total non-interest expense increased by $1.7 million, or 7.8%, during the quarter ended March 31, 2008 compared with the comparable quarter ended March 31, 2007. Net of discretionary bonus payments of approximately $500 thousand paid in the current quarter, non-interest expense increased $1.2 million, or 5.5% compared to the same quarter in fiscal 2007.

Salaries and employee benefit costs were higher in the current quarter, increasing by $623 thousand or 4.2%. This increase was attributable primarily to financial center office expansion and annual staff salary adjustments effective in November 2007.

Occupancy costs of $2.0 million increased by 28.5% during the current quarter as compared to the comparable quarter in fiscal year 2007. This increase was attributable to financial center office expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston.

Furniture and equipment expense increased 7.3%, or $101 thousand during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This increase was a result of the completion of the major renovations of the operations center in Charleston in the third quarter of fiscal 2007 and the expansion of branch sales offices and in May 2007 the relocation of the operations center for the Northern region.

Other non-interest expense increased $58 thousand (including the reversal of the VISA litigation expense), or 1.5%, compared to the March 31, 2007 quarter.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve requirements of the Deposit Insurance Fund with an available one-time credit of $1.6 million. Our assessment for the December 2007 quarter payable in the March 2008 quarter would have resulted in a deposit insurance assessment of $270 thousand; however, the assessment was applied against our one-time credit balance. Our remaining credit as of March 31, 2008 is approximately $533 thousand.

Income Tax Expense

During the second quarter of fiscal 2008 our effective tax rate approximated 38.8% as compared to 35.8% during the second quarter of fiscal 2007. The increase in the effective tax rate is attributable to an increase in income subject to state income tax.

Previously, we disclosed that the effective tax rate for fiscal 2008 could range between 36% and 37% based on our ability to make certain investments. Due to considerations in the credit markets and other factors, such investments have not been made, which will likely increase the projected effective tax rate for fiscal 2008 to range between 38% and 40%..

COMPARISON OF OPERATING RESULTS
SIX MONTHS ENDING MARCH 31, 2008 AND 2007

Net Interest Income

Net interest income was $43.2 million during the six months ended March 31, 2008 compared to $41.2 million for the six months ended March 31, 2007. The net interest margin for the six months ended March 31, 2008 was 3.30% compared with 3.37% during the six months ended March 31, 2007. Average earning assets increased 6.9% to $2.616 billion during the six months ended March 31, 2008 compared to $2.446 billion during the six months ended March 31, 2007. As a result of these variances and the change in interest rates as previously discussed, net interest income increased 5.0%, or $2.0 million, between the two periods.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective period (amounts in thousands):

	Six Months Ended March 31,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,206,329	7.07%	$2,091,548	7.13%
Mortgage-backed securities	337,450	4.77	292,056	4.33
Investments and other interest-earning assets	72,278	5.89	62,606	6.14
Total interest-earning assets	$2,616,057	6.74%	$2,446,210	6.77%

Deposits	$1,894,466	3.13%	$1,832,323	2.96%
Borrowings	676,507	4.53	569,539	5.06
Total interest-bearing liabilities	$2,570,973	3.50%	$2,401,862	3.46%

Gross interest margin		3.23%		3.31%
Net interest margin		3.30%		3.37%

The following rate/volume analysis depicts the increase (decrease) in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Six Months Ended March 31,
	2008 versus 2007
	Volume	Rate	Total
Interest income:
Loans	$4,191	$(586)	$3,605
Mortgage-backed securities	1,057	695	1,752
Investments and other interest-earning assets	328	(86)	242
Total interest income	5,576	23	5,599
Interest expense:
Deposits	303	512	815
Borrowings	3,695	(954)	2,741
Total interest expense	3,998	(442)	3,556
Net interest income	$1,578	$465	$2,043

Provision for Loan Losses

The provision for loan losses was $6.8 million for the six months ended March 31, 2008 compared with $1.9 million in the six months ended March 31, 2007. The higher provision for loan losses in the six months ended March 31, 2008 was principally attributable to increased charge offs and the current economic slow down. Net loan charge-offs totaled $4.3 million for the six months ended March 31, 2008 and $1.8 million for the six months ended March 31, 2007. Residential real estate loan net charge-offs increased $126 thousand during the six months ended March 31, 2008 compared to the six months ended March 31, 2007, home equity loan net charge-offs increased $340 thousand compared to the six months ended March 31, 2007, commercial real estate loan net charge-offs increased $694 thousand compared to the six months ended March 31, 2007 primarily as a result of one $452 thousand charge-off and commercial loan net charge-offs increased $46 thousand compared to the six months ended March 31, 2007. Consumer net charge-offs totaled $2.9 million in the current six months compared to $1.6 million in the comparable six months in fiscal 2007. Included in the consumer loan net charge-offs were $848 thousand in net losses on the mobile home loan portfolio during the six months ended March 31, 2008 and $791 thousand during the six months ended March 31, 2007. Residential real estate loan net charge-offs increased $466 thousand during the six months ended March 31, 2008 compared to the six months ended March 31, 2007, commercial real estate loan net charge-offs increased $694 thousand compared to the six months ended March 31, 2008 primarily as a result of one $452 thousand charge-off and commercial loan net charge-offs increased $46 thousand compared to the six months ended March 31, 2007

Non-Interest Income

Non-interest income increased 19.3%, or $5.1 million, during the six months ended March 31, 2008 compared with the six months ended March 31, 2007. The primary increase in non-interest income is attributable to increases in service charges and fees on deposit accounts and mortgage banking income.

Service charges and fees on deposit accounts increased by $1.8 million, or 18.2%. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. ATM and debit card fees, net of expenses, increased $645 thousand, or 22.5% in the six months ended March 2008 as compared to the six months ended March 2007 and are included in service charges and fees on deposit accounts. We extended our overdraft protection program to additional customers late in the second quarter of fiscal 2007 resulting in an increase of fees of $1.0 million, or 15.9%, during the six months ended March 2008 compared to the six months ended March 2007.

Mortgage banking income of $4.8 million increased by $2.8 million, or 134.1%, during the current six months as compared to the comparable six months in fiscal 2007. This increase was partially a result of gains from loan sales, increasing $518 thousand or 68.0%. Volume of loan sales was $108.6 million during the current six months compared with $74.1 million during the comparable six months of fiscal 2007. During the six months ended March 31, 2008, we recognized in earnings $4.4 million in net gains on free standing derivatives used to economically hedge the MSRs offset by a decrease in MSR values of $2.8 million related to interest rates. Additionally, mortgage banking income included $442 thousand resulting from the capitalization of mortgage servicing rights required by SAB 109 in the quarter ending March 31, 2008.

Other non-interest income increased $154 thousand, or 13.6% as compared to the comparable six months in fiscal 2007. Credit card fee income increased $39 thousand, or 10.2%, as compared to the comparable six months in fiscal 2007. Consumer repossession expenses decreased $25 thousand, or 14.1%, to $154 thousand for the six months ended March 2008 as compared to the six months ended March 2007 as a result of a decrease in manufactured housing repossessions.

Non-Interest Expense

Total non-interest expense increased by $5.9 million, or 13.1%, during the six months ended March 31, 2008 compared with the comparable six months ended March 31, 2007. Net of the one-time early retirement expenses of 1.76 million in the first quarter of fiscal 2008, non-interest expenses increased $4.2 million, or 9.3%, to $50.0 million for the six months ended March 31, 2008 compared to $44.8 million for the six months ended March 31, 2007.

Salaries and employee benefit costs were higher in the six months ended, increasing by $2.3 million (net of $1.7 million early retirement expense), or 7.5%. This increase was attributable primarily to additional staffing for financial center office expansion, annual staff salary adjustments effective in November 2007and a corresponding increase in group health insurance costs.

Occupancy costs of $4.0 million increased by 25.6% during the current quarter as compared to the comparable six months in fiscal year 2007. This increase was attributable to financial center office expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston.

Marketing costs of $1.3 million increased by 27.8%, or $275 thousand compared to the six months ended March 31, 2008. This increase was the result of increases in promotional expenses related to new checking account products.

Furniture and equipment expense increased 10.8%, or $272 thousand during the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Depreciation expense during the six months ended March 31, 2008 compared to the six months ended March 31, 2007 increased by $232 thousand. This increase was a result of the completion of the major renovations of the operations center in Charleston in the third quarter of fiscal 2007 and the expansion of branch sales offices and in May 2007 the relocation of the operations center for the Northern region.

Other non-interest expense increased $547 thousand, or 7.0%, compared to the six months ended March 31, 2007. Communication expenses increased approximately $163 thousand during the six months ended March 31, 2008 compared to the six months ended March 31, 2007, partially due to the addition of 5 branches. As a result of the increase in Internet banking customers our Internet banking costs increased $111 thousand during the current six months compared to the six months ended March 2007. Management and consulting expenses also increased by approximately $81 thousand from the six months ended March 2007 compared to the six months ended March 2008.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve requirements of the Deposit Insurance Fund with an available one-time credit of $1.6 million. Our assessment for the previous two quarters would have resulted in a deposit insurance assessment of $527 thousand; however, our one-time credit balance was offset. Our remaining credit as of March 31, 2008 is approximately $533 thousand.

Income Tax Expense

During the six months ended March 31, 2008 our effective tax rate approximated 39.1% as compared to 35.5% for the six months ended March 31, 2007. The increase in the effective tax rate is attributable to an increase in income subject to state income tax.
Previously, we disclosed that the effective tax rate for fiscal 2008 could range between 36% and 37% based on our ability to make certain investments. Due to considerations in the credit markets and other factors, such investments have not been made, which will likely increase the projected effective tax rate for fiscal 2008 to range between 38% and 40%.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective October 1, 2007. As a result, we recognized a $238 thousand increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings; therefore, prior period results have not been restated. There was no change in the estimates for uncertain tax positions subsequent to the adoption of FIN 48.

SAB No. 109, Restatement of SAB No. 105, Application of Accounting Principles to Loan Commitments

In November 2007, SEC Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We applied the provisions of SAB 109 in the quarter ended March 31, 2008 with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 8).

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial condition, results of operations and cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the second quarter of fiscal 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Any litigation is vigorously defended by the Company, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company’s consolidated financial position or results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Six Months Ended March 31, 2008
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan
10/1/2007 thru 10/31/2007	-			101,800
11/1/2007 thru 11/30/2007	1,537	28.76		101,800
12/1/2007 thru 12/31/2007	957	28.42		101,800
01/01/2008 thru 1/31/2008				101,800
02/01/2008 thru 2/28/2008				101,800
03/01/2008 thru 3/31/2008				Plan expired - 3/31/2008
	2,494	28.63	-

The Company’s employee and outside director stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the six months ended March 31, 2008, 2,494 shares were repurchased under these provisions for approximately $71 thousand.

On January 29, 2007, we announced a new stock repurchase plan which expired March 31, 2008. This plan allowed for the repurchase of 600,000 shares or approximately 5% of shares outstanding. The plan expired with 101,800 shares still available for purchase.

Item 4 – Submission of Matters to a Vote of Security Holders

At the 2008 First Financial Annual Meeting of Shareholders held January 31, 2008, there were 10,039,197 shares present in person or in proxy of the 11,651,796 shares of common stock entitled to vote at the Annual Meeting.

Proposal I – Election of Directors. The shareholders elected Thomas J. Johnson, James C. Murray and D. Kent Sharples as directors of the Company for three-year terms ending in 2011. Pursuant to Regulation 14 of the Securities and Exchange Act of 1934, as amended, management solicited proxies for the Annual Meeting and there were no solicitations in opposition to management’s nominees. The director nominees received the following votes:

	FOR	WITHHELD

Thomas J. Johnson	9,788,873	250,324

James C. Murray	9,918,252	120,945

D. Kent Sharples	9,880,403	158,794

The continuing directors for the Company are: Paula Harper Bethea, Paul G. Campbell, Ronnie M. Givens, A. Thomas Hood, James L. Rowe, and Henry M. Swink.

Proposal II – Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accounting Firm.

FOR	9,923,236

AGAINST	74,271

WITHELD	41,689

Item 5 – Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the second quarter of fiscal 2008 that was not so disclosed.

Item 6 – Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.2	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 26, 2007.

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

First Financial Holdings, Inc.

Date: May 9, 2008	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer