Form 10-Q
period 2008-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2008-08-08
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at
Common Stock	July 31, 2008

$.01 Par Value	11,683,293

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PAGE NO.
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item
1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition at June 30, 2008 and September 30, 2007	1

Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Income for the Nine Months Ended June 30, 2008 and 2007	3

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-17

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

3. Quantitative and Qualitative Disclosures About Market Risk	35

4. Controls and Procedures	35

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	36

1A. Risk Factors	36

2. Unregistered Sales of Equity Securities and Use of Proceeds	36

5. Other Information	37

6. Exhibits	37-39

SIGNATURES	40

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$72,735	$77,334
Investments available for sale, at fair value	21,080	23,959
Investments held to maturity	2,043	2,042
Investment in capital stock of FHLB	38,637	29,628
Mortgage-backed securities available for sale, at fair value	353,257	297,011
Loans receivable, net of allowance of $21,023 and $15,428	2,263,965	2,134,458
Loans held for sale	4,519	6,311
Accrued interest receivable	12,302	11,538
Office properties and equipment, net	77,673	74,303
Real estate and other assets acquired in settlement of loans	5,442	1,513
Goodwill, net	31,869	21,679
Intangible assets, net	8,532	948
Residential mortgage servicing rights, at fair value	12,754	12,831
Other assets	19,220	17,815
Total assets	$2,924,028	$2,711,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$190,895	$199,005
Interest -bearing	1,674,366	1,655,046
Total deposits	1,865,261	1,854,051
Advances from FHLB	747,000	554,000
Other short-term borrowings	22,812	5,815
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,416	5,805
Outstanding checks	12,257	13,854
Accounts payable and other liabilities	37,912	45,738
Total liabilities	2,736,050	2,525,655

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares—none issued
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,598,744 and 16,557,695 at June 30, 2008 and September 30, 2007, respectively	166	165
Additional paid-in capital	57,677	56,106
Retained income, substantially restricted	240,992	233,820
Accumulated other comprehensive loss, net of income taxes	(7,583)	(1,179)
Treasury stock at cost, 4,925,242 and 4,922,539 shares at June 30, 2008 and September 30, 2007, respectively	(103,274)	(103,197)
Total stockholders' equity	187,978	185,715
Total liabilities and stockholders' equity	$2,924,028	$2,711,370

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	June 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$37,715	$38,324
Interest on mortgage-backed securities	4,682	3,178
Interest and dividends on investments	801	886
Other	31	152
Total interest income	43,229	42,540
INTEREST EXPENSE
Interest on deposits	11,673	14,253
Interest on borrowed money	7,547	7,306
Total interest expense	19,220	21,559
NET INTEREST INCOME	24,009	20,981
Provision for loan losses	4,907	1,390
Net interest income after provision for loan losses	19,102	19,591
OTHER INCOME
Net gain on sale of investment and mortgage-backed securities	4
Brokerage fees	665	571
Commissions on insurance	7,136	5,083
Other agency income	296	321
Service charges and fees on deposit accounts	5,912	5,720
Mortgage banking income	1,828	1,278
Gains on disposition of assets	43	115
Other	504	407
Total other income	16,388	13,495
NON-INTEREST EXPENSE
Salaries and employee benefits	16,625	14,484
Occupancy costs	2,016	1,601
Marketing	685	751
Furniture and equipment expense	1,445	1,362
Amortization of intangibles	216	112
Other	4,728	4,468
Total non-interest expense	25,715	22,778
Income before income taxes	9,775	10,308
Income tax expense	3,873	3,810
NET INCOME	$5,902	$6,498
NET INCOME PER COMMON SHARE BASIC	$0.51	$0.55
NET INCOME PER COMMON SHARE DILUTED	$0.51	$0.54

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$115,653	$112,657
Interest on mortgage-backed securities	12,736	9,480
Interest and dividends on investments	2,810	2,612
Other	202	364
Total interest income	131,401	125,113
INTEREST EXPENSE
Interest on deposits	39,533	41,298
Interest on borrowed money	24,659	21,677
Total interest expense	64,192	62,975
NET INTEREST INCOME	67,209	62,138
Provision for loan losses	11,721	3,314
Net interest income after provision for loan losses	55,488	58,824
OTHER INCOME
Net gain on sale of investment and mortgage-backed securities	750	266
Brokerage fees	2,251	1,887
Commissions on insurance	17,705	15,982
Other agency income	783	893
Service charges and fees on deposit accounts	17,769	15,748
Mortgage banking income	6,638	3,333
Gains on disposition of assets	139	190
Other	1,794	1,544
Total other income	47,829	39,843
NON-INTEREST EXPENSE
Salaries and employee benefits	50,596	44,497
Occupancy costs	6,062	4,822
Marketing	1,949	1,740
Furniture and equipment expense	4,245	3,890
Amortization of intangibles	429	337
Other	13,136	12,329
Total non-interest expense	76,417	67,615
Income before income taxes	26,900	31,052
Income tax expense	10,571	11,171
NET INCOME	$16,329	$19,881
NET INCOME PER COMMON SHARE BASIC	$1.40	$1.66
NET INCOME PER COMMON SHARE DILUTED	$1.40	$1.63

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2006	16,418	$164	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income				19,881				19,881
Other comprehensive loss:
Unrealized net gain on securities available for sale, net of tax of $691					1,040			1,040
Total comprehensive income								20,921
Common stock issued pursuant to stock option and employee benefit plans	104	1	2,923					2,924
Stock option tax benefit			71					71
Cash dividends ($.75 per share)				(9,007)				(9,007)
Treasury stock purchased						284	(9,915)	(9,915)
Balance at June 30, 2007	16,522	$165	$55,033	$231,563	$(1,853)	4,681	$(96,149)	$188,759

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165	$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income				16,329				16,329
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $4,077					(6,404)			(6,404)
Total comprehensive income								9,925
Common stock issued pursuant to stock option and employee benefit plans	41	1	1,538					1,539
Stock option tax benefit			33					33
Cumulative effect of adoption of FIN 48				(239)				(239)
Cash dividends ($.765 per share)				(8,918)				(8,918)
Treasury stock purchased						2	(77)	(77)
Balance at June 30, 2008	16,599	$166	$57,677	$240,992	$(7,583)	4,925	$(103,274)	$187,978

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,329	$19,881
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,276	3,996
Amortization of intangibles	429	337
Gain on sale of loans, net	(1,758)	(1,419)
Gain on sale of investments and mortgage-backed securities, net	(750)	(266)
Gain on sale of property and equipment, net	(139)	(190)
(Gain) loss on sale of real estate owned, net	(15)	25
Stock option compensation expense	615	581
Tax benefit resulting from stock options	33	71
Amortization of unearned discounts/premiums on investments, net	8	393
Increase in deferred loan fees and discounts	(90)	(426)
Increase in receivables and other assets	(2,203)	(1,984)
Provision for loan losses	11,721	3,314
Write down of real estate and other assets acquired in settlement of loans	18	21
Proceeds from sales of loans held for sale	172,383	129,009
Capitalized mortgage servicing rights	(2,107)	(1,682)
Decrease in fair value of mortgage servicing rights	2,184	865
Origination of loans held for sale	(168,833)	(131,177)
Decrease in accounts payable and other liabilities	(5,585)	(5,494)
Net cash provided by operating activities	26,516	15,855
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	693	8,479
Proceeds from sales of investment securities available for sale	750	9,543
Net purchases of investment securities held to maturity		(900)
Net purchases of investment securities available for sale	(2,390)	(13,661)
(Purchase) redemption of FHLB stock	(9,009)	1,700
Increase in loans, net	(146,448)	(63,664)
Loan participations purchased	(1,661)
Repayments on mortgage-backed securities available for sale	58,489	53,670
Purchase of mortgage-backed securities available for sale	(120,648)	(20,512)
Proceeds from the sales of real estate owned	3,039	3,577
Acquisition of intangibles	(18,203)	(343)
Net purchase of office properties and equipment	(7,507)	(13,866)
Net cash used in investing activities	(242,895)	(35,977)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checking, statement and money market fund accounts	24,340	(2,724)
Net (decrease) increase in certificates of deposit	(13,130)	65,373
Net proceeds (repayments) of FHLB advances	193,000	(30,000)
Net decrease in securities sold under agreements to repurchase	-	(18,706)
Net increase (decrease) in other borrowings	16,997	(4)
Decrease in advances by borrowers for taxes and insurance	(1,389)	(1,266)
Proceeds from the exercise of stock options	924	2,313
Tax benefit resulting from stock options	33	71
Dividends paid	(8,918)	(9,007)
Treasury stock purchased	(77)	(9,915)
Net cash provided (used) by financing activities	211,780	(3,865)
Net decrease in cash and cash equivalents	(4,599)	(23,987)
Cash and cash equivalents at beginning of period	77,334	124,998
Cash and cash equivalents at end of period	$72,735	$101,011
Supplemental disclosures:
Cash paid during the period for:
Interest	$65,899	$63,344
Income taxes	14,467	12,776
Loans foreclosed	8,025	3,824
Unrealized net (loss) gain on securities available for sale, net of income tax	(6,404)	1,040

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We review all sales of loans by evaluating specific terms in the sales documents. We believe that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. In certain sales, we may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at the date of sale.

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

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under SFAS 140. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). We elected to adopt SFAS 156 effective October 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights. Adopting the fair value measurement method did not result in a cumulative-effect adjustment to retained earnings as the carrying value of the asset at adoption approximated fair value. Additional information regarding mortgage servicing rights is disclosed in Note 8 of the Notes to Consolidated Financial Statements.

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

NOTE 2. Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina. First Financial conducts its operations principally in South Carolina and has one full-service office located in North Carolina. The thrift subsidiary, First Federal, provides a wide range of traditional banking services and also offers investment, trust and insurance services through subsidiaries or affiliated companies. First Federal has a total of 56 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

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

NOTE 4. Share-Based Payment Arrangements

At June 30, 2008 and 2007, we had several share-based payment plans for employees. Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended June 30, 2008 was $150 thousand and $221 thousand for the three months ended June 30, 2007. The total compensation cost of share-based payment plans during the nine months ended June 30, 2008 was $615 thousand and $581 thousand for the nine months ended June 30, 2007. Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

At the January 25, 2007 annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The plan allows the corporation to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 423,241 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at June 30, 2008.

A summary of stock option activity under the Employee Share Option Plans as of June 30, 2008 and changes during the three and nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at April 1, 2008	951,783	27.63
Granted	19,185	24.26
Exercised	(10,500)	17.71
Forfeited or expired	(43,029)	30.02
Outstanding at June 30, 2008	917,439	27.56	3.07	401
Exercisable at June 30, 2008	618,304	26.37	3.51	401

		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2007	881,303	27.30
Granted	134,120	27.33
Exercised	(41,049)	19.37
Forfeited or expired	(56,935)	28.96
Outstanding at June 30, 2008	917,439	27.56	3.07	401
Exercisable at June 30, 2008	618,304	26.37	3.51	401

The weighted-average grant-date fair value of share options granted during the nine months ended June 30, 2008 was $6.21 and for June 30, 2007 was $8.18. The total intrinsic value of share options exercised during the nine months ended June 30, 2008 was $275 thousand and for June 30, 2007 was $1.43 million.

As of June 30, 2008 there was $1.5 million and as of June 30, 2007 there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years at June 30, 2008 and 1.7 years at June 30, 2007. The total original fair-value of shares vested during the nine months ended June 30, 2008 was $500 thousand and for the nine months ended June 30, 2007 was $453 thousand.

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

NOTE 5. Other Comprehensive Income

SFAS No. 130, “R eporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the nine months ended June 30, 2008 amounted to $9.9 million and for the nine months ended June 30, 2007 amounted to $20.9 million.

Our “other comprehensive income (loss)” for the three and nine months ended June 30, 2008 and 2007 and “accumulated other comprehensive income (loss)” as of June 30, 2008 and 2007 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities and the cumulative effect of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).

Other comprehensive loss for the three months ended June 30, 2008 and 2007 follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007

Unrealized holding losses arising during period, net of tax	$(1,929)	$(412)
Less: reclassification adjustment for realized gains, net of tax	3
Unrealized losses on securities available for sale, net of applicable income taxes	$(1,932)	$(412)

Other comprehensive (loss) income for the nine months ended June 30, 2008 and 2007 follows (in thousands):

	Nine Months Ended
	June 30,
	2008	2007

Unrealized holding (losses) gains arising during period, net of tax	$(5,949)	$1,210
Less: reclassification adjustment for realized gains, net of tax	455	170
Unrealized (losses) gains on securities available for sale, net of applicable income taxes	$(6,404)	$1,040

NOTE 6. Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale

June 30, 2008
U.S. Government agency mortgage-backed securities	$18,412	$132			$18,412	$132
Collateral mortgage obligations	110,226	2,609			110,226	2,609
Other mortgage-backed securities	66,471	4,014	$26,772	$1,750	93,243	5,764
Corporate securities	10,863	4,155	1,664	741	12,527	4,896
Total temporarily impaired	$205,972	$10,910	$28,436	$2,491	$234,408	$13,401

Securities held to maturity
Municipal obligations	$1,977	$66			$1,977	$66

At June 30, 2008, we had 54 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies and mortgage-backed securities summarized above were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as, liquidity. As of June 30, 2008, six of our 19 corporate securities were placed on credit watch by S&P. We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 7. Intangible Assets

Intangible assets, net of accumulated amortization, at June 30, 2008, September 30, 2007 and June 30, 2007 are summarized as follows (in thousands):

	June 30,	September 30,	June 30,
	2008	2007	2007
Goodwill	$31,869	$21,679	$21,640
Customer list	11,729	3,716	3,716
Less accumulated amortization	(3,197)	(2,768)	(2,644)
	8,532	948	1,072
Total	$40,401	$22,627	$22,712

Amortization of intangibles totaled $429 thousand for the nine months ended June 30, 2008, $461 thousand for the fiscal year ended September 30, 2007 and $337 thousand for the nine months ended June 30, 2007.

Goodwill increased during the nine months ended June 30, 2008 as a result of the purchase of the operations of the Somers-Pardue Agency, Inc., Burlington, North Carolina for $18.8 million of which $10.2 million was recorded as goodwill and $8.0 million was recorded as an intangible.

We expect to record amortization expense related to intangibles of $616 thousand for fiscal year 2008, $725 thousand for fiscal year 2009, $650 thousand for fiscal 2010, $630 thousand for fiscal 2011, $625 thousand for fiscal 2012 and an aggregate of $5.7 million for all years thereafter.

NOTE 8. Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.046 billion at June 30, 2008 and $986.6 million at June 30, 2007. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in mortgage banking income during the period in which they occur.

The amount of contractually specified servicing fees earned by the Company during the nine months ended June 30, 2008 were $2.0 million and for the three months ended June 30, 2007 were $1.9 million. We report contractually specified servicing fees in mortgage banking income in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three and nine months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$10,685	$12,709	$12,831	$12,843
Additions
Servicing assets that resulted from transfers of financial assets	819	789	2,107	1,682
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	1,251	164	(2,177)	(857)
Other	(1)	(2)	(7)	(8)
Balance at end of period	$12,754	$13,660	$12,754	$13,660

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended June 30, 2008, we recognized in earnings $1.5 million in net losses on free standing derivatives used to economically hedge the MSRs and during the nine months ended June 30, 2008, we recognized in earnings $2.9 million in net gains. These net gains and losses are recorded in mortgage banking income in the consolidated statements of income.

As a result of the implementation of SAB 109, the Company was able to recognize into mortgage banking income approximately $442 thousand of future capitalized value of the mortgage servicing asset in the quarter ended March 31, 2008.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
June 30, 2008
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$12,754
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.8%
Adjustable-rate mortgage loans	2.2%
Total	100.0%
Constant Prepayment Rate (CPR)	9.80%
Weighted Average Portfolio Rate	5.9%
Discount rate	10.4%
Fair Market Value Change as assumptions change
.50%	8.90%
.25	4.90%
Flat (Base Case)
(.25)	(5.7)%
(.50)	(12.9)%

NOTE 9. Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of income. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities. The commitments to originate fixed rate conforming loans totaled $14.2 million at June 30, 2008. It is anticipated 65% of these loans will close totaling $9.2 million. The fair value of the $9.2 million is a liability of $56 thousand at June 30, 2008. The off-balance sheet obligations under the above derivative instruments totaled $15.5 million at June 30, 2008 with a fair value adjustment of a liability of $112 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking income and are offset by the changes in the fair value of the MSRs. During the quarter ended June 30, 2008, gross MSRs values increased $1.7 million due to interest rate movements, while hedge losses totaled $1.5 million for the quarter. For the nine months ended June 30, 2008, gross MSR values decreased $1.1 million due to interest rate movements while hedge gains totaled $2.9 million. The notional value of our off-balance sheet positions related to the capitalized mortgage servicing asset as of June 30, 2008 totaled $58 million with a fair value of a liability of $111 thousand.

NOTE 10. Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three Months Ended June 30,
	2008	2007
Weighted average number of common shares used in basic EPS	11,668,155	11,885,909
Effect of dilutive stock options	11,251	145,629
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,679,406	12,031,538

	Nine Months Ended June 30,
	2008	2007
Weighted average number of common shares used in basic EPS	11,657,610	11,991,631
Effect of dilutive stock options	36,145	180,527
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,693,755	12,172,158

For the nine months ended June 30, 2008 there were 778,157 option shares as compared to June 30, 2007 when there were 254,016 option shares that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the period.

NOTE 11. Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance. Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets. First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals. First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to the Sunset Beach area of Brunswick County, North Carolina and inland Florence County, South Carolina. Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three and nine months ended June 30, 2008 and 2007.

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through twelve offices, eight located throughout the coastal region of South Carolina, one office in Florence County, South Carolina and one office each in Columbia, South Carolina; Charlotte, North Carolina; and Burlington, North Carolina with revenues consisting principally of commissions paid by insurance companies. The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. No single customer accounts for a significant amount of the revenues of either reportable segment. We evaluate performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 of our latest annual report on Form 10-K.

Segment information is shown in the tables below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended June 30, 2008

	Banking	Insurance Activities	Other	Total
Interest income	$43,213	$25	$(9)	$43,229
Interest expense	18,222	183	815	19,220
Net interest income	24,991	(158)	(824)	24,009
Provision for loan losses	4,907			4,907
Other income	8,347	42	567	8,956
Commissions on insurance and other agency income	75	7,402	(45)	7,432
Non-interest expenses	18,754	5,165	1,580	25,499
Amortization of intangibles	2	214		216
Income tax expense	3,722	733	(582)	3,873
Net income	$6,028	$1,174	$(1,300)	$5,902

Nine months ended June 30, 2008

	Banking	Insurance Activities	Other	Total
Interest income	$131,265	$95	$41	$131,401
Interest expense	61,465	183	2,544	64,192
Net interest income	69,800	(88)	(2,503)	67,209
Provision for loan losses	11,721			11,721
Other income	27,290	106	1,945	29,341
Commissions on insurance and other agency income	226	18,389	(127)	18,488
Non-interest expenses	58,225	13,706	4,057	75,988
Amortization of intangibles	6	423		429
Income tax expense	10,493	1,640	(1,562)	10,571
Net income	$16,871	$2,638	$(3,180)	$16,329

June 30, 2008
Total assets	$2,871,002	$53,999	$(973)	$2,924,028
Loans, net	$2,268,484			$2,268,484
Deposits	$1,878,705		$(13,444)	$1,865,261

Three months ended June 30, 2007

	Banking	Insurance Activities	Other	Total
Interest income	$42,356	$144	$40	$42,540
Interest expense	20,771	50	738	21,559
Net interest income	21,585	94	(698)	20,981
Provision for loan losses	1,376	14		1,390
Other income	7,629	25	437	8,091
Commissions on insurance and other agency income	73	5,370	(39)	5,404
Non-interest expenses	17,562	4,199	905	22,666
Amortization of intangibles		112		112
Income tax expense	3,748	419	(357)	3,810
Net income	$6,601	$745	$(848)	$6,498

Nine months ended June 30, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$124,476	$469	$168	$125,113
Interest expense	60,614	176	2,185	62,975
Net interest income	63,862	293	(2,017)	62,138
Provision for loan losses	3,270	44		3,314
Other income	20,989	155	1,824	22,968
Commissions on insurance and other agency income	230	16,757	(112)	16,875
Non-interest expenses	51,765	12,335	3,178	67,278
Amortization of intangibles		337		337
Income tax expense	10,673	1,616	(1,118)	11,171
Net income	$19,373	$2,873	$(2,365)	$19,881

June 30, 2007
Total assets	$2,631,691	$42,406	$(3,163)	$2,670,934
Loans, net	$2,119,071	$3,157		$2,122,228
Deposits	$1,896,208		$(10,531)	$1,885,677

NOTE 12. Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of June 30, 2008, we believe there is no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2008 was $2.6 million.

NOTE 13. Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 14. Loan Sales

During the June 2008 quarter we began selling loans to the Federal Home Loan Bank of Boston. For the three months ended June 30, 2008, First Federal had loan sales of approximately $63.8 million, of which $44.5 million were to the Federal Home Loan Bank of Boston. For the June 2008 quarter there were no loan sales to the Federal Home Loan Bank of Atlanta. During the three months ended June 30, 2007 First Federal had loan sales of approximately $54.9 million of which $40.0 million were to the Federal Home Loan Bank of Atlanta. During the nine months ended June 30, 2008, First Federal had loan sales of approximately $172.4 million and $129.0 million for the nine months ended June 30, 2007, of which $81.9 million were to the Federal Home Loan Bank of Atlanta and $44.5 million were to the Federal Home Loan Bank of Boston for June 30, 2008 and $82.7 million for June 30, 2007 were to the Federal Home Loan Bank of Atlanta.

We currently transfer closed mortgage loans to the Federal Home Loan Bank of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint. Prior to the June 2008 quarter, we transferred closed mortgage loans to the Federal Home Loan Bank of Atlanta.

The credit risk is shared between First Federal and the respective Federal Home Loan Bank (“FHLB”) by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a "first loss" account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the Association’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

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

Prior to October 1, 2006, servicing of the loans sold to the Federal Home Loan Bank of Atlanta were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156. Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase and South Carolina Housing Authority. We retained all servicing of loans sold except for sales to CitiMortgage, JPMorgan Chase Bank and South Carolina State Housing Authority.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes are “forward-looking statements.” These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these involve risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our savings association subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are approximately $2.9 billion as of June 30, 2008.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 14 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and four limited services branches located in the following counties: Charleston (21), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (4), Horry County (14), Florence County (4) and the Sunset Beach area of Brunswick County, North Carolina (1).

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

THIRD QUARTER HIGHLIGHTS

Net income was $5.9 million for the quarter ended June 30, 2008 and $6.5 million for the comparable quarter in fiscal 2007. Diluted earnings per common share decreased to $.51 per common share for the quarter ended June 30, 2008 from diluted earnings per share of $.54 per common share for the quarter ended June 30, 2007.

Our net interest margin increased sixteen basis points to 3.56% for the quarter ended June 30, 2008 from 3.40% for the comparable quarter ended June 30, 2007. Compared with the quarter ended June 30, 2007, the average yield on earning assets decreased by forty eight basis points to 6.40% while the average rate on costing liabilities decreased by sixty five basis points to 2.89%. Changes in the average balances of interest earning assets from the quarter ended June 30, 2007 to the current quarter ended June 30, 2008 was an increase of $236.5 million which included a $137.5 million increase in average loans, $90.9 million increase in average balances of mortgage-backed securities and an $8.1 million increase in average balances of investments and other interest-earning assets.

On a linked quarter basis, our net interest margin increased this quarter by twenty one basis points to 3.56% from 3.35% for the quarter ended March 31, 2008. We have been able to lower funding costs as a result of declines in the Fed Funds rate and similar declines in deposit rates in our markets. Furthermore, borrowing costs have been lower during the June 2008 quarter.

Total revenues, defined as net interest income plus total other income, excluding net gains on sales of investments and mortgage-backed securities, and gains on disposition of assets, increased $6.0 million during the quarter ended June 30, 2008, an increase of 17.4% from the comparable quarter ended June 30, 2007. Net interest income increased $3.0 million or 14.4% during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. Commissions on insurance increased $2.1 million over the comparable quarter ended June 30, 2007. $1.7 million of that increase is directly attributable to commission income from Somers-Pardue. Deposit account revenues totaled $5.9 million during the quarter ended June 30, 2008 compared with $5.7 million during the quarter ended June 30, 2007. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. Mortgage banking income increased $550 thousand or 43.0% from the comparative quarter ended June 30, 2007.

Total non-interest expenses increased by $2.9 million, or 12.9% to $25.7 million for the quarter ended June 30, 2008 compared to $22.8 million for the quarter ended June 30, 2007. Salaries and employee benefits increased by $2.1 million, attributable principally to staffing for our in-store branch expansion, increased staffing for additional insurance operations acquired of $1.0 million, higher health benefit costs, and annual merit increases. Occupancy costs increased by $415 thousand or 25.9%, principally as a result of our in-store branch expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston. Other expenses increased $260 thousand or 5.8% as compared to the quarter ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements of the 10-K for September 30, 2007. Of these significant accounting policies, we have determined that the accounting for the allowance for loan losses, income taxes, mortgage servicing rights and accounting for acquisitions are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2008, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $156.1 million. Unused business, personal and credit card lines totaled $374.8 million at June 30, 2008.

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

The components of net periodic benefit costs for the three months ended June 30, 2008 and 2007 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended June 30,
	2008	2007

Interest Cost	$24	$22
Amortization of transition obligation	20	20
Amortization of net losses	3	1

	$47	$43

The components of net periodic benefit costs for the nine months ended June 30, 2008 and 2007 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Nine months ended June 30,
	2008	2007

Interest Cost	$72	$66
Amortization of transition obligation	60	60
Amortization of net losses	9	3

	$141	$129

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $119 thousand for postretirement benefit payments, net of $24 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $135 thousand for the one-time early retirees in fiscal 2008 for a total of $254 thousand. As of the nine months ended June 30, 2008, $242 thousand of contributions have been made.

BALANCE SHEET ANALYSIS

Investment Securities and Mortgage-backed Securities

Investments available for sale, at fair value decreased $2.9 million, investment in capital stock of FHLB increased $9.0 million and mortgage-backed securities available for sale, at fair value increased $56.2 million in the nine months ended June 30, 2008. We sold $750 thousand of investments available for sale while $693 thousand of investments available for sale matured during the nine months ended June 30, 2008. Included in the sales of investments available for sale was a pre-tax gain of $646 thousand from the redemption of VISA Inc. Class B common stock in connection with its initial public offering. During the nine months ended June 30, 2008, there were repayments of mortgage-backed securities totaling $58.5 million. We purchased $120.6 million of mortgage-backed securities and $2.4 million of other investments during the nine months ended June 30, 2008.

Loans Receivable

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	June 30,	September 30,	June 30,
	2008	2007	2007
Real estate - residential mortgages (1-4 family)	$880,759	$876,320	$882,225
Real estate – residential construction	95,476	110,375	108,132
Commercial secured by real estate including multi-family	353,919	294,232	284,649
Commercial financial and agricultural	89,004	81,846	83,629
Land	259,146	231,415	227,471
Home equity loans	296,902	263,922	263,588
Mobile home loans	216,467	199,349	193,449
Credit cards	15,824	14,775	14,272
Other consumer loans	139,085	138,719	134,944
Total gross loans	2,346,582	2,210,953	2,192,359

Less:
Allowance for loan losses	21,023	15,428	15,188
Loans in process	58,894	56,485	56,497
Deferred loan fees and discounts on loans	(1,819)	(1,729)	(1,554)
	78,098	70,184	70,131
Total	$2,268,484	$2,140,769	$2,122,228

The above chart shows an increase of $4.4 million in fully funded residential 1-4 family mortgages and a decline of $14.9 million in construction loans during the first nine months of fiscal 2008. Construction loans have declined driven to a large degree by increases in housing inventory and fewer speculative construction loans originated. With housing inventory higher in all of our markets, we are monitoring closely our builder relationships. Residential balances increased both from slowing prepayments and because certain residential loan products are being originated for our loan portfolio rather than for sale in the secondary market. Most other categories of loans exhibited growth, particularly commercial, land and home equity loans during the twelve months ended June 30, 2008 and during the first nine months of fiscal 2008. We continue to place increased emphasis on the origination of commercial business and consumer loans.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina. Approximately 69% of our manufactured housing portfolio consists of loans originated in South Carolina. Our manufactured housing loan portfolio was 9.2% of the gross loan portfolio at June 30, 2008 compared to 8.8% of the gross loan portfolio at June 30, 2007. Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at June 30, 2008 was 1.93% and 1.54% at June 30, 2007. The average coupon on the manufactured housing loan portfolio at June 30, 2008 was 9.41% and 9.52% at June 30, 2007.

Asset Quality

The following table summarizes our problem assets for the periods indicated (dollar amounts in thousands):

	June 30,	September 30,	June 30,
	2008	2007	2007
Non-accrual loans	$16,562	$6,087	$5,710
Loans 90 days or more delinquent (1)	79	49	90
Real estate and other assets acquired in settlement of loans	5,442	1,513	1,560
Total	$22,083	$7,649	$7,360
As a percent of net loans and real estate owned	0.97%	0.36%	0.35%
As a percent of total assets	0.76%	0.28%	0.28%
(1) The Company continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinarily low cost levels over the past couple of years. The market in which we operate is not immune from these conditions. Problem assets increased $14.4 million during the nine months ended June 30, 2008 from September 30, 2007. Non-accrual loans increased $10.5 million, or 172.1%, from September 30, 2007. The increase from September 30, 2007 was experienced in almost all loan categories. Single family and home equity lines increased $4.0 million. Approximately 37% of the non-accrual loans are single family or home equity loans, which we believe are well secured. Construction increased $2.0 million, commercial real estate increased $1.6 million, commercial business increased $1.4 million, land increased $1.3 million, real estate and other assets acquired increased $3.9 million. The increases in non-accruals we experienced were a result of the softness in the market, most specifically, construction loans and commercial land. Property values in these categories have experienced decreases causing loan to value consequences.

At the end of the June quarter we experienced an increase in delinquencies in several categories. Delinquencies increased from September 30, 2007 by $2.2 million in the real estate (1-4) category, $4.2 million in the commercial real estate category, $1.7 million in the land category, $5.8 million in the real estate construction category and $2.0 million in the commercial construction category. Total consumer delinquency rates have decreased to 1.16% from 1.28% at September 30, 2007. Excluding manufactured housing delinquencies, consumer delinquencies were .82% at June 30, 2008. On the basis of number of loans, currently only .74% of the number of consumer loans are delinquent. Real estate owned increased principally due to the completion of foreclosures on three properties totaling $3.5 million. Our delinquencies have increased from both September 30, 2007 and June 30, 2007. Although our charge-offs and overall past due loans are higher than normal, our credit standards remain steady and we continue to monitor closely any loans that are past due.

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

Following is a summary of the allowance for loan losses (in thousands):

	At and for the nine months
	ended June 30,
	2008	2007
Balance at beginning of year	$15,428	$14,681
Provision charged to operations	11,721	3,314
Recoveries of loans previously charged-off	584	439
Loan losses charged to reserves	(6,710)	(3,246)
Balance at end of period	$21,023	$15,188

Net charge-offs totaled $6.1 million in the current nine months ended June 30, 2008 compared to $2.8 million in the comparable nine months in fiscal 2007. Consumer net charge-offs totaled $4.1 million in the current nine months compared to $2.4 million in the comparable nine months in fiscal 2007. Included in the consumer loan net charge-offs were $2.4 million in net losses on credit cards, the overdraft protection program and marine and secured consumer (motorcycles, campers, etc.) loan portfolio during the nine months ended June 30, 2008 and $859 thousand at June 30, 2007. The increase in these losses is a direct result of the current economic conditions. Also included in the consumer loan net charge-offs were $1.3 million in net losses on the manufactured housing loan portfolio during the nine months ended June 30, 2008 and $1.2 million at June 30, 2007. Residential real estate loan net charge-offs increased $397 thousand during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, home equity loan net charge-offs increased $542 thousand compared to the nine months ended June 30, 2007, commercial real estate loan net charge-offs increased $694 thousand compared to the nine months ended June 30, 2008 primarily as a result of one $452 thousand charge-off and commercial loan net charge-offs increased $68 thousand compared to the nine months ended June 30, 2007.

Annualized net charge-offs as a percentage of average net loans increased twenty basis points to .37% for the nine months ended June 30, 2008 as compared to .17% for the nine months ended June 30, 2007. The average net loss rate on the mobile home portfolio on an annualized basis was .84% for the nine months ended June 30, 2008, declining from .90% for the nine months ended June 30, 2007. Excluding the manufactured housing loan portfolio, our annualized net charge-offs as a percentage of average net loans increased from .10% for the nine months ended June 30, 2007 to .32% for the recent nine months ended June 30, 2008.

Current economic conditions warranted a review of our residential speculative construction loans. Speculative construction loans are comprised of loans for properties under construction and those that have been completed and not yet sold. We believe these loans carry a higher level of risk and therefore warrant a higher level of reserves. Total exposure of these loans at June 30, 2008 was approximately $75 million.

We have been successful in increasing originations of consumer and commercial business loans which typically have higher rates of delinquency and greater risk of loss than do single-family real estate loans, but are shorter in duration and have less interest rate risk.

Deposits and Borrowings

First Financial’s deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	June 30, 2008		September 30, 2007		June 30, 2007
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$190,895	10.23%	$199,005	10.74%	$208,850	11.08%
Interest-bearing checking accounts	297,700	15.96	257,040	13.86	271,093	14.38
Statement and other accounts	133,414	7.15	133,201	7.18	140,924	7.47
Money market accounts	372,617	19.98	381,040	20.55	373,541	19.81
Certificate accounts	870,635	46.68	883,765	47.67	891,269	47.26
Total deposits	$1,865,261	100.00%	$1,854,051	100.0%	$1,885,677	100.0%

Deposits increased $11.2 million during the nine months ended June 30, 2008. Interest-bearing checking accounts increased $40.7 million. Noninterest-bearing checking accounts decreased $8.1 million, statement and other accounts increased $213 thousand, money market accounts decreased by $8.4 million and certificate accounts decreased $13.1 million during the nine months ended June 30, 2008.

The increase in interest-bearing checking accounts is partially attributable to a new high yield demand deposit account introduced during the December 2007 quarter.  As of June 30, 2008 there were approximately 7,100 of these new accounts of which 30.5% represented entirely new household relationships with the bank.

Competitive interest rates on CDs have remained relatively high as compared to the wholesale market. Our commercial banking competitors may be limited in funding choices and may be forced to continue pricing aggressively for funding until the credit crisis abates.

As a result of higher loan growth and increased investment purchases our FHLB advances increased by $193.0 million during the nine months ended June 30, 2008.

Stockholders’ Equity

Our capital ratio, total capital to total assets, was 6.43% at June 30, 2008, compared to 6.85% at September 30, 2007. During the nine months ended June 30, 2008, we increased our dividend to stockholders to $.765 per share compared with $.75 per share in the first nine months of fiscal 2007.

Changes in stockholders' equity during the nine months ended June 30, 2008 were comprised principally of net income, the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, cumulative effect of adoption of FIN 48, dividends paid and treasury stock repurchased.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2008, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2008
(dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Tangible capital (to Total Assets)	$207,654	7.21%	$43,065	1.50%
Core capital (to Total Assets)	207,654	7.21	115,281	4.00	$144,101	5.00%
Tier I capital (to Risk-based Assets)	207,654	9.58			128,989	6.00
Risk-based capital (to Risk-based Assets)	225,697	10.50	171,985	8.00	214,981	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2007.

LIQUIDITY AND ASSET AND LIABILITY MANAGEMENT

Liquidity

 First Federal is subject to federal regulations requiring it to maintain adequate liquidity to assure safe and sound operations.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of June 30, 2008 (in thousands).

	At June 30, 2008
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$700,187	$56,991	$58,480	$54,924	$53	$870,635
Borrowings	369,000	125,000	50,000	25,000	247,204	816,204
Purchases	1,286					1,286
Operating leases	2,006	1,588	1,248	2,021	3,948	10,811
Total contractual obligations	$1,072,479	$183,579	$109,728	$81,945	$251,205	$1,698,936

First Federal’s use of FHLB advances is limited by the policies of the FHLB. Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at June 30, 2008 estimates that an additional $69.6 million of funding is available. Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance. Previously, Lendable Collateral Value was 80% of the unpaid principal balance. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $225 million callable in fiscal 2008, with a weighted average rate of 4.72%; $25 million callable in fiscal 2009, with a weighted average rate of 4.53%; $50 million callable in fiscal 2011, with a weighted average rate of 3.47%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit. The rate on the funding line is based on the three month LIBOR. At June 30, 2008, the balance on this line was $22.0 million. In April 2008, the Board approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.

During the current nine months we experienced a net cash outflow from investing activities of $242.9 million. The total outflow consisted principally of purchases of investments and mortgage-backed securities available for sale of $123.0 million, net purchase of FHLB stock of $9.0 million, purchase of office properties and equipment of $7.5 million, purchase of loan participations of $1.7 million, acquisition of intangibles of $18.2 million and a net increase of $146.4 million in loans. The total outflow was offset by repayments of mortgage-backed securities of $58.5 million, proceeds from sales and maturities of investments available for sale of $1.4 million and proceeds from sales of real estate owned of $3.0 million. We experienced a cash inflow of $26.5 million from operating activities and a cash inflow of $211.8 million from financing activities. Financing activities consisted principally of a net increase of $11.2 million in deposits, net increase in advances from FHLB of $193.0 million, net increase in other borrowings of $17.0 million and proceeds from exercise of stock options and tax benefit resulting from stock options of $957 thousand offset by decreases in advances by borrowers for taxes and insurance of $1.4 million, and dividends paid of $8.9 million during the first nine months of fiscal 2008.

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

As of June 30, 2008, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at June 30, 2008 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(1.92)%
1.00	(1.12)
Flat (Base Case)
(1.00)	0.12

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

The following table is a summary of our one-year dynamic gap at June 30, 2008 (amounts in thousands):

June 30, 2008
Interest-earning assets maturing or repricing within one year	$1,366,601
Interest-bearing liabilities maturing or repricing within one year	1,392,996
Cumulative gap	$(26,395)

Gap as a percent of total assets	(0.90)%

Based on our June 30, 2008 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.367 billion in interest-earning assets will reprice and approximately $1.393 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $26.4 million, or .90% of assets. Our one year dynamic gap position at June 30, 2007 was a positive $14.2 million, or .53% of assets. At the end of the fiscal year ended September 30, 2007, the dynamic gap was a negative $130.7 million or 4.82% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would decrease if market interest rates decreased. A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of the yield curve. As the above indicates, we believe First Financial will be positively impacted by a decline in interest rates, while an increase in interest rates will negatively impact net interest income.

Net Interest Income

Net interest income was $24.0 million for the quarter ended June 30, 2008 as compared to $21.0 million for the quarter ended June 30, 2007. The net interest margin for the quarter ended June 30, 2008 was 3.56% compared with 3.40% during the quarter ended June 30, 2007. Average earning assets increased 9.5% to $2.714 billion during the quarter ended June 30, 2008 compared to $2.478 billion in the June 2007 quarter. As a result of these variances, net interest income increased 14.4%, or $3.0 million, between the two quarters.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective periods (amounts in thousands):

	Three Months Ended June 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,269,463	6.68%	$2,131,985	7.21%
Mortgage-backed securities	371,820	5.05	280,933	4.54
Investments and other interest-earning assets	72,969	4.54	64,833	6.17
Total interest-earning assets	$2,714,252	6.40%	$2,477,751	6.88%

Deposits	$1,884,688	2.49%	$1,878,237	3.04%
Borrowings	786,573	3.85	566,440	5.17
Total interest-bearing liabilities	$2,671,261	2.89%	$2,444,677	3.54%

Gross interest margin		3.51%		3.34%
Net interest margin		3.56%		3.40%

The interest rate environment stabilized in the third quarter, as the Federal Reserve stopped lowering the Fed Funds rate. The liquidity crunch spawned by the sub prime melt down continues to linger, causing retail deposit interest rates to remain abnormally high relative to the Fed Funds rate and LIBOR.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Three Months Ended June 30,
	2008 versus 2007
	Volume	Rate	Total
Interest income:
Loans	$2,347	$(2,956)	$(609)
Mortgage-backed securities	1,114	390	1,504
Investments and other interest-earning assets	100	(306)	(206)
Total interest income	3,561	(2,872)	689
Interest expense:
Deposits	48	(2,628)	(2,580)
Borrowings	2,393	(2,152)	241
Total interest expense	2,441	(4,780)	(2,339)
Net interest income	$1,120	$1,908	$3,028

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based on many factors, including its assessment of loan portfolio quality, loan growth, change in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $4.9 million for the quarter ended June 30, 2008 compared to $1.4 million for the quarter ended June 30, 2007. On an annualized basis, net loans receivable increased by 6.5% during the current quarter. Net loan charge-offs were $1.8 million for the quarter ended June 30, 2008 as compared to $943 thousand for the quarter ended June 30, 2007. Problem loans were $16.6 million at June 30, 2008 compared to $5.8 million at June 30, 2007. Total loan loss reserves as of June 30, 2008 were $21.0 million, or .92% of the total loan portfolio compared with $15.2 million or .71% of the total loan portfolio at June 30, 2007.

Non-Interest Income

Non-interest income was $2.9 million higher in the current quarter as compared to the same quarter of fiscal 2007. The primary increase in non-interest income is attributable to increases in commissions on insurance and mortgage banking income.

Insurance revenues increased $2.0 million, or 37.5% during the current quarter compared to the same period in fiscal 2007, $1.8 million of that increase is related to the acquisition of Somers-Pardue.

Service charges and fees on deposit accounts increased by $192 thousand, or 3.36%. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. ATM and debit card fees, net of expenses, increased $255 thousand, or 21.4% in the June 2008 quarter as compared to the June 2007 quarter and are included in service charges and fees on deposit accounts. Overdraft and NSF fees decreased by $75 thousand, or 2.1%, during the June 2008 quarter compared to the June 2007 quarter.

Mortgage banking income of $1.8 million increased by $550 thousand, or 43.0%, during the current quarter as compared to the comparable quarter in fiscal 2007. This increase was partially a result of late fees, increasing $408 thousand or 295.2%. Volume of loan sales was $172.4 million during the current quarter compared with $129.0 million during the comparable third quarter of fiscal 2007. During the three months ended June 30, 2008, we recognized in earnings $1.5 million in net losses on free standing derivatives used to economically hedge the MSRs offset by an increase in MSR values of $1.7 million related to interest rates.

Non-Interest Expense

Total non-interest expense increased by $2.9 million, or 12.7%, during the quarter ended June 30, 2008 compared with the comparable quarter ended June 30, 2007.

Salaries and employee benefit costs were higher in the current quarter, increasing by $2.1 million or 14.5%. $1.0 million of this increase is attributable to the acquisition of Somers-Pardue. The remaining increase was attributable primarily to financial center office expansion and annual staff salary adjustments effective in November 2007.

Occupancy costs of $2.0 million increased by 25.9% during the current quarter as compared to the comparable quarter in fiscal year 2007. This increase was attributable to financial center office expansion and the reduction of rental income of the building adjacent to the operations center in Charleston that is currently in the process of major renovations We are in the process of leasing that space.

Other non-interest expense increased $260 thousand, or 5.8%, compared to the June 30, 2007 quarter. This increase is partially attributable to increased internet banking fees.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve requirements of the Deposit Insurance Fund with an available one-time credit of $1.6 million. Our assessment for the March 2008 quarter payable in the June 2008 quarter would have resulted in a deposit insurance assessment of $251 thousand; however, the assessment was applied against our one-time credit balance. Our remaining credit as of June 30, 2008 is approximately $282 thousand.

Income Tax Expense

During the second quarter of fiscal 2008 our effective tax rate approximated 39.6% as compared to 37.0% during the second quarter of fiscal 2007. The increase in the effective tax rate is attributable to an increase in income subject to state income tax.

Previously, we disclosed that the effective tax rate for fiscal 2008 could range between 36% and 37% based on our ability to make certain investments. Due to considerations in the credit markets and other factors, such investments have not been made, which will likely increase the projected effective tax rate for fiscal 2008 to range between 38% and 40%.

COMPARISON OF OPERATING RESULTS
NINE MONTHS ENDING JUNE 30, 2008 AND 2007

Net Interest Income

Net interest income was $67.2 million during the nine months ended June 30, 2008 compared to $62.1 million for the nine months ended June 30, 2007. The net interest margin for the nine months ended June 30, 2008 was 3.39% compared with 3.38% during the nine months ended June 30, 2007. Average earning assets increased 7.9% to $2.652 billion during the nine months ended June 30, 2008 compared to $2.457 billion during the nine months ended June 30, 2007. As a result of these variances and the change in interest rates as previously discussed, net interest income increased 8.2%, or $5.1 million, between the two periods.

The following table summarizes rates, yields and average earning asset and costing liability balances for the respective period (amounts in thousands):

	Nine Months Ended June 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,229,363	6.94%	$2,105,027	7.16%
Mortgage-backed securities	348,865	4.88	288,348	4.40
Investments and other interest-earning assets	73,596	5.46	63,267	6.11
Total interest-earning assets	$2,651,824	6.63%	$2,456,642	6.80%

Deposits	$1,856,048	2.85%	$1,845,203	2.99%
Borrowings	746,497	4.41	569,319	5.09
Total interest-bearing liabilities	$2,602,545	3.30%	$2,414,522	3.49%

Gross interest margin		3.33%		3.31%
Net interest margin		3.39%		3.38%

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the prior period (in thousands):

	Nine Months Ended June 30,
	2008 versus 2007
	Volume	Rate	Total
Interest income:
Loans	$6,444	$(3,448)	$2,996
Mortgage-backed securities	2,140	1,116	3,256
Investments and other interest-earning assets	399	(363)	36
Total interest income	8,983	(2,695)	6,288
Interest expense:
Deposits	239	(2,004)	(1,765)
Borrowings	6,136	(3,154)	2,982
Total interest expense	6,375	(5,158)	1,217
Net interest income	$2,608	$2,463	$5,071

Provision for Loan Losses

The provision for loan losses was $11.7 million for the nine months ended June 30, 2008 compared with $3.3 million in the nine months ended June 30, 2007. The higher provision for loan losses in the nine months ended June 30, 2008 was principally attributable to loan growth, increased charge offs and the current economic slow down. Net loan charge-offs totaled $6.1 million for the nine months ended June 30, 2008 and $2.8 million for the nine months ended June 30, 2007. Residential real estate loan net charge-offs increased $397 thousand during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, home equity loan net charge-offs increased $542 thousand compared to the nine months ended June 30, 2007, commercial real estate loan net charge-offs increased $694 thousand compared to the nine months ended June 30, 2007 primarily as a result of one $452 thousand charge-off and commercial loan net charge-offs increased $68 thousand compared to the nine months ended June 30, 2007. Consumer net charge-offs totaled $4.1 million in the current nine months compared to $2.4 million in the comparable nine months in fiscal 2007. Included in the consumer loan net charge-offs were $1.3 million in net losses on the mobile home loan portfolio during the nine months ended June 30, 2008 and $1.2 million in net losses during the nine months ended June 30, 2007.

Non-Interest Income

Non-interest income increased 20.0%, or $8.0 million, during the nine months ended June 30, 2008 compared with the nine months ended June 30, 2007. The primary increase in non-interest income is attributable to increases in service charges and fees on deposit accounts and mortgage banking income.

Service charges and fees on deposit accounts increased by $2.0 million, or 12.8%. This increase is directly related to the expansion of our sales efforts to increase core checking accounts where we have experienced increased usage of debit and ATM cards. ATM and debit card fees, net of expenses, increased $687 thousand, or 20.7% in the nine months ended June 2008 as compared to the nine months ended June 2007 and are included in service charges and fees on deposit accounts. We extended our overdraft protection program to additional customers late in the second quarter of fiscal 2007 resulting in an increase of fees of $1.2 million, or 10.4%, during the nine months ended June 2008 compared to the nine months ended June 2007.

Mortgage banking income of $6.6 million increased by $3.3 million, or 99.2%, during the current nine months as compared to the comparable nine months in fiscal 2007. This increase was partially a result of gains from loan sales, increasing $102 thousand or 7.6%. Volume of loan sales was $172.4 million during the current nine months compared with $129.0 million during the comparable nine months of fiscal 2007. During the nine months ended June 30, 2008, we recognized in earnings $2.9 million in net gains on free standing derivatives used to economically hedge the MSRs offset by a decrease in MSR values of $1.1 million related to interest rates. Additionally, mortgage banking income included $442 thousand resulting from the capitalization of mortgage servicing rights required by SAB 109 in the quarter ending March 31, 2008

Non-Interest Expense

Total non-interest expense increased by $8.8 million, or 13.0%, during the nine months ended June 30, 2008 compared with the comparable nine months ended June 30, 2007. Net of the one-time early retirement expenses of $1.76 million in the first quarter of fiscal 2008, non-interest expenses increased $7.0 million, or 10.4%, to $74.7 million for the nine months ended June 30, 2008 compared to $67.6 million for the nine months ended June 30, 2007.

Salaries and employee benefit costs were higher in the nine months ended June 30, 2008, increasing by $4.3 million (net of $1.7 million early retirement expense), or 9.8%. The acquisition of Somers-Pardue resulted in an increase of $1 million. The remaining increase was attributable primarily to additional staffing for financial center office expansion, annual staff salary adjustments effective in November 2007and a corresponding increase in group health insurance costs.

Occupancy costs of $6.1 million increased by 25.7% during the current nine months as compared to the comparable nine months in fiscal year 2007. This increase was attributable to financial center office expansion and the reduction of rental income of the building adjacent to the operations center in Charleston that is currently in the process of major renovations. We are in the process of leasing that space.

Marketing costs of $1.9 million increased by 12.0%, or $209 thousand compared to the nine months ended June 30, 2007. This increase was the result of increases in promotional expenses related to new checking account products.

Furniture and equipment expense increased 9.1%, or $355 thousand during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Depreciation expense during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 increased by $323 thousand. This increase was a result of the completion of the major renovations of the operations center in Charleston in the third quarter of fiscal 2007 and the expansion of branch sales offices and in May 2007 the relocation of the operations center for the Northern region.

Other non-interest expense increased $807 thousand, or 6.5%, compared to the nine months ended June 30, 2007. Communication expenses increased approximately $230 thousand during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, primarily due to the implementation of higher speed data lines and an enhanced data communication infrastructure for improved branch recovery efforts. As a result of the increase in Internet banking customers, the increase in bill payments being performed, and the implementation of a new Internet Banking platform our Internet banking costs increased $205 thousand during the current nine months compared to the nine months ended June 2007.

In the June 2007 quarter the FDIC began charging deposit insurance assessments to increase the reserve requirements of the Deposit Insurance Fund with an available one-time credit of $1.6 million. Our assessment for the previous three quarters would have resulted in a deposit insurance assessment of $778 thousand; however, our one-time credit balance was offset. Our remaining credit as of June 30, 2008 is approximately $282 thousand.

Income Tax Expense

During the nine months ended June 30, 2008 our effective tax rate approximated 39.3% as compared to 36.0% for the nine months ended June 30, 2007. The increase in the effective tax rate is attributable to an increase in income subject to state income tax.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are analyzing SFAS 157 and its anticipated impact on our consolidated financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the anticipated impact and timing of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

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

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that SFAS 162 will have no effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the third quarter of fiscal 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

The following is a certain risk that management believes is specific to our business. This should not be viewed as an all inclusive list. See “Item 1A. Risk Factors” of our 2007 10-K for additional risks that may affect our business.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

For the quarter ended June 30, 2008, we recorded a provision for loan losses of $4.9 million compared to $1.4 million for the quarter ended June 30, 2007, which reduced our results of operations for the third quarter of 2008. We also recorded net loan charge-offs of $1.8 million for the quarter ended June 30, 2008 compared to $943 thousand for the quarter ended June 30, 2007. We are experiencing higher loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of Coastal South Carolina.

At June 30, 2008, our total non-performing loans had increased to $22.1 million compared to $7.4 million at June 30, 2007. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession occurs we expect a continued deterioration on economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Nine Months Ended June 30, 2008
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan
10/01/2007 thru 10/31/2007	-			101,800
11/01/2007 thru 11/30/2007	1,537	28.76		101,800
12/01/2007 thru 12/31/2007	957	28.42		101,800
01/01/2008 thru 01/31/2008				101,800
02/01/2008 thru 02/28/2008				101,800
03/01/2008 thru 03/31/2008				Plan expired - 3/31/2008
04/01/2008 thru 04/30/2008
05/01/2008 thru 05/31/2008	209	25.46		New Plan - 6/20/2008
06/01/2008 thru 06/30/2008				350,000
	2,703	28.38	-

The Company’s employee and outside director stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the nine months ended June 30, 2008, 2,703 shares were repurchased under these provisions for approximately $77 thousand.

On January 29, 2007, we announced a stock repurchase plan which expired March 31, 2008. This plan allowed for the repurchase of 600,000 shares or approximately 5% of shares outstanding. The plan expired with 101,800 shares still available for purchase.

On June 20, 2008, we announced a new stock repurchase plan which expires on September 30, 2009. This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.

Item 5 - Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the third quarter of fiscal 2008 that was not so disclosed.

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
N/A

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

Exhibit No.	Description of Exhibit	Location
10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

Exhibit No.	Description of Exhibit	Location
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 8, 2008	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer