Form 10-K
period 2008-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2008-12-12
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:
September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ accelerated filer” and “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on The NASDAQ Global Select Market on March 31, 2008, was $273,618,930 (11,663,211 shares at $23.46 per share).  It is assumed for purposes of this calculation that none of the registrant’s officers, directors and 5% shareholders are affiliates.

As of November 30, 2008 there were issued and outstanding 11,705,220 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.  (Part III)

FIRST FINANCIAL HOLDINGS, INC.
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I

Item 1.	Business	3
	General	3
	Subsidiary Activities of First Federal	3
	Subsidiary Activities of First Financial	4
	Competition	5
	Employees	5
	How We Are Regulated	6
	Lending Activities	12
	Investment Activities	18
	Insurance Activities	20
	Sources of Funds	21
	Asset and Liability Management	23
	Other Considerations	25
	Available Information	25
	Executive Officers of the Registrant	25
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36

	PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 9B.	Other Information	102

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	103
Item 11.	Executive Compensation	103
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13.	Certain Relationships and Related Transactions, and Director Independence	104
Item 14.	Principal Accounting Fees and Services	104

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	105

PART I

Item 1.  BUSINESS

General

First Financial Holdings, Inc. (the “Company” which may be referred to as “First Financial”, we, us, or our) is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston (“First Federal”), a federally-chartered stock savings and loan association. Our assets are approximately $3.0 billion as of September 30, 2008.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 16 in-store (Wal-Mart Supercenters, Kroger Grocery stores and Lowes Grocery stores) retail branch sales offices, and four limited service branches located in the following counties: Charleston (20), Berkeley (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown (3), Horry (18), and Florence (4) in South Carolina and the Sunset Beach area of Brunswick County, North Carolina (1).

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, non-residential mortgage and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, premium finance activities and certain passive investment activities. Banking and insurance operations constitute the two reportable segments of our business operations. For segmented financial information regarding our banking and insurance operations, see Note 24 of Notes to Consolidated Financial Statements contained in Item 8.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC.

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

Broad Street Holdings

Broad Street Holdings was incorporated in 1998 as the holding company for Broad Street Investments, Inc., which was also formed in 1998.  Broad Street Investments has been organized as a real estate investment trust to hold real estate-related assets. Effective September 30, 2008, both of these subsidiaries were dissolved.

First Reinsurance Holdings

First Reinsurance Holdings was incorporated in 1998 as the holding company for First Southeast Reinsurance Company, Inc., a company also organized in 1998 and domiciled in Vermont.  First Southeast Reinsurance reinsures mortgage insurance originated through mortgage insurance companies in connection with real estate loans originated by First Federal.

First Southeast Fiduciary & Trust

First Southeast Fiduciary & Trust Services, Inc. was incorporated in 1998 for the purpose of extending trust and other asset management services in a fiduciary capacity to customers of First Federal.  Assets under management totaled $131.3 million at September 30, 2008. Effective September 30, 2008, this subsidiary was dissolved and all operations were moved to First Federal.

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

Atlantic Acceptance Corporation

Atlantic Acceptance Corporation was purchased by the Kimbrell Insurance Group, Inc. in 2004. In October 2007, this subsidiary became a subsidiary of First Federal. Atlantic Acceptance Corporation is an insurance premium finance company.

Subsidiary Activities of First Financial

Insurance Operations

First Southeast Insurance Services

First Southeast Insurance Services also referred to as FSIns, formerly known as the Magrath Insurance Agency (“The Agency”), was purchased by Peoples Federal Savings and Loan Association of South Carolina in 1986.  In 1988, the agency purchased two smaller insurance agencies.  First Financial acquired Peoples Federal in 1992.  During 1995 the Epps-McLendon Agency in Lake City, South Carolina was purchased.  In 1995 the Adams Insurance Agency in Charleston, South Carolina, which had been purchased by First Federal in 1990, was purchased from a subsidiary of First Federal.  During 2000, the operations of Associated Insurors of Myrtle Beach, South Carolina were acquired. Subsequent purchases have included the Hilton Head, Bluffton and Ridgeland operations of Kinghorn Insurance in 2001, Johnson Insurance Associates and Benefit Administrators of Columbia, South Carolina in 2002, Woodruff & Company, Inc. of Columbia, South Carolina in 2003, Employer Benefit Strategies Inc. of Summerville, South Carolina in 2006, Peoples Insurance Agency of Beaufort, South Carolina in 2007, and Somers-Pardue Agency of Burlington, North Carolina in 2008. Also during 2003, Benefit Administrators, Inc., an affiliate of Johnson Insurance, a subsidiary of First Southeast Insurance Services, purchased third party health benefit administration relationships with a group of accounts located in the southeast from MCA Administrators, Inc., based in Pittsburgh, Pennsylvania.

Kimbrell Insurance Group, Inc.

Kimbrell Insurance Group, Inc. was incorporated in January 2004 as the holding company for the operations of The Kimbrell Company, Inc., The Kimbrell Company, Inc./Florida (merged into The Kimbrell Company, Inc.), Preferred Markets, Inc., Preferred Markets, Inc./Florida (merged into Preferred Markets, Inc.) and Atlantic Acceptance Corporation, which were purchased in 2004. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market.  Non-standard markets offer coverage to customers that have unusual or high-risk exposures.  The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets.  Atlantic Acceptance Corporation is an insurance premium finance company. Beginning October 1, 2007 Atlantic Acceptance Corporation became a subsidiary of First Federal.

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

Employees

At September 30, 2008, First Financial employed 915 full-time equivalent employees compared to 873 full-time equivalent employees at September 30, 2007. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On December 5, 2008, as part of the TARP CPP, First Financial entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which First Financial sold (i) 65,000 shares of First Financial’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 483,391 shares of First Financial’s common stock (“the “Common Stock”), par value $0.01 per share, for an aggregate purchase price of $65 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by First Financial after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by First Financial only with proceeds from the sale of qualifying equity securities of First Financial. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $20.17 per share of the common stock. Please see the 8-K filed on December 5, 2008, for additional information.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and have opted out of the DGP.

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

All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  First Federal’s annual Office of Thrift Supervision assessment for the fiscal year ended September 30, 2008 was $501 thousand.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At September 30, 2008, First Federal’s limit on loans to one borrower was $35.8 million.  At September 30, 2008, First Federal’s largest loan commitment to a related group of borrowers was $29.9 million, which was performing in accordance with its terms.  Of this commitment, $29.2 million has been disbursed.

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

Federal Home Loan Bank System.  First Federal is a member of the Federal Home Loan Banks of Atlanta and Boston, which are two of 12 regional Federal Home Loan Banks that administer home financing credit for depository institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. At September 30, 2008, First Federal had $818.0 million of outstanding advances from the Federal Home Loan Bank of Atlanta under an available credit facility of $1.2 billion, which is limited to available collateral.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Atlanta and Boston.  At September 30, 2008, First Federal had $41.8 million in Federal Home Loan Bank of Atlanta and Boston stock, which was in compliance with this requirement.  In the past, First Federal has received dividends on its Federal Home Loan Bank stock.  The average dividend yield for fiscal 2008 and 2007 was 4.50% and 5.94%, respectively. There can be no guarantee of future dividends.

 Insurance of Accounts and Regulation by the FDIC.   First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions.  It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the insurance fund.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Under a proposal announced by the Federal Deposit Insurance Corporation on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 10 to 45 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share.  The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth).  The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital.

Federal Deposit Insurance Corporation insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended September 30, 2008, the Financing Corporation assessment equaled 1.10 basis points for each $100 in domestic deposits.    These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including First Federal, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  Management of First Federal is not aware of any practice, condition or violation that might lead to termination of First Federal’s deposit insurance.

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

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” In July 2007, the U.S. bank regulators announced an agreement reflecting their current plan for implementing the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The agreement also provides that the regulators will propose rules permitting smaller financial institutions, such as First Federal, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I.  In connection with comments received on the prior proposal, in July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risked-based capital, but for institutions using the “standardized” framework, modifies the method for determining the leverage ratio requirement.

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

At September 30, 2008, First Federal was categorized as “well capitalized” under the prompt corrective action regulations of the Office of Thrift Supervision.

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

A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter. As of September 30, 2008, First Federal maintained 83.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitations on Capital Distribution.   Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the Office of Thrift Supervision before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

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

Regulation of First Financial

General. First Financial is a registered unitary savings and loan holding company subject to regulatory oversight of the Office of Thrift Supervision.  Accordingly, First Financial is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision.  In addition, the Office of Thrift Supervision has enforcement authority over First Financial and its non-savings association subsidiaries, which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Mergers and Acquisitions. Federal law and Office of Thrift Supervision regulations issued thereunder generally prohibit a savings and loan holding company without the prior approval of the Office of Thrift Supervision, from acquiring control of a savings association or its subsidiary, or acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. Office of Thrift Supervision  regulations also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the Office of Thrift Supervision approves the acquisition.

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

If First Federal fails the qualified thrift lender test, within one year First Financial must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies (see “Regulation of First Federal – Qualified Thrift Lender Test” for information regarding First Federal’s qualified thrift lender test).

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

Lending Activities

General

Generally, all markets continue to be adversely impacted by current economic conditions. Unemployment is rising. Certain areas are hindered by falling values (5-7%) and loan demand is soft. However, the markets served by the Company are attractive to retirees, a trend that will continue.

Part of our asset and liability management is maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries.  At September 30, 2008, our net loan portfolio totaled approximately $2.3 billion, or 78.5% of our total assets.  Because lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices.  Management also emphasizes lending in the local markets we serve.  Our principal lending activity is the origination of loans secured by single-family residential real estate.  However, we have, in recent years, focused more heavily on the origination of consumer and commercial business loans, land loans and non-residential real estate loans.  Although federal regulations allow us to originate loans nationwide, the majority of loans are originated to borrowers in our local market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick County in North Carolina.  Our manufactured housing lending activities have expanded to Alabama, Florida, Georgia, North Carolina, Tennessee and Virginia.

We operate a correspondent lending program where we purchase first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina.  These loans are subject to our underwriting standards and are accepted for purchase only after approval by our underwriters.  Loans funded through the correspondent program totaled $55.2 million in fiscal 2008.

Several years ago, we established a department to originate manufactured home loans and credit cards. During fiscal 2008, we funded approximately $46.5 million in originations of manufactured home loans, substantially all of which were closed through this department.

We originate both fixed-rate and adjustable-rate loans.  Generally, we sell and retain the servicing on agency qualifying fixed-rate mortgage loans. Other loans may be sold with servicing released. A large percentage of single-family loans are made pursuant to guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors. Our primary single-family product is the conventional mortgage loan.  However, loans are also originated that are either partially guaranteed by the Veterans Administration (“VA”) or fully insured by the Federal Housing Administration (“FHA”).

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	September 30,
	2008	2007	2006	2005	2004
Real Estate Loans
Real estate - residential mortgages (1-4 family)	$888,016	$870,009	$889,305	$910,847	$979,342
Real estate - residential construction	91,646	110,375	117,916	91,889	77,971
Commercial secured by real estate including multi-family	371,675	294,232	283,016	261,106	223,994
Land	260,263	231,415	206,858	127,314	101,263

Subtotal, Real Estate Loans	1,611,600	1,506,031	1,497,095	1,391,156	1,382,570

Commercial Business Loans	88,694	81,846	82,316	70,602	57,594

Mobile Home Loans	222,375	199,349	173,801	156,545	143,502

Consumer Loans
Home equity loans	321,952	263,922	252,393	229,483	189,232
Credit cards	16,125	14,775	13,334	12,481	11,747
Other consumer loans	139,244	138,719	119,807	100,624	91,370

Subtotal, Consumer Loans	477,321	417,416	385,534	342,588	292,349

Total Loans Receivable, Gross	2,399,990	2,204,642	2,138,746	1,960,891	1,876,015

Allowance for loan losses	(23,990)	(15,428)	(14,681)	(14,155)	(14,799)
Loans in process	(53,398)	(56,485)	(69,043)	(68,958)	(48,423)
Net deferred loan costs and discounts	1,935	1,729	1,129	952	738

Total Loans Receivable, Net	$2,324,537	$2,134,458	$2,056,151	$1,878,730	$1,813,531

Loans held for sale	$8,731	$6,311	$4,978	$9,659	$4,054

Percentage of Loans Receivable, Net

Real Estate Loans
Real estate - residential mortgages (1-4 family)	38.2%	40.8%	43.3%	48.5%	54.0%
Real estate - residential construction	3.9	5.2	5.7	4.9	4.3
Commercial secured by real estate including multi-family	16.0	13.8	13.8	13.9	12.4
Land	11.2	10.8	10.1	6.8	5.6

Commercial Business Loans	3.8	3.8	4.0	3.8	3.2

Mobile Home Loans	9.6	9.3	8.5	8.3	7.9

Consumer Loans
Home equity loans	13.9	12.4	12.3	12.2	10.4
Credit cards	0.7	0.7	0.6	0.7	0.6
Other consumer loans	6.0	6.4	5.8	5.4	5.1

Total Loans Receivable, Gross	103.2	103.2	104.0	104.4	103.5

Allowance for loan losses	(1.0)	(0.7)	(0.7)	(0.8)	(0.8)
Loans in process	(2.3)	(2.6)	(3.4)	(3.7)	(2.7)
Net deferred loan costs and discounts	0.1	0.1	0.1	0.1	0.0

Total Loans Receivable, Net	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows, at September 30, 2008, the dollar amount of adjustable-rate loans and fixed-rate (predetermined rate) loans in our portfolio based on their contractual terms to maturity.  The amounts in the table do not include adjustments for deferred loan fees and discounts and allowances for loan losses.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments.  The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans.  Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

Consolidated	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Real estate mortgages
Floating or adjustable interest rates	$163,720	$46,476	$532,571	$742,767
Predetermined interest rates	120,320	213,718	490,128	824,166
Consumer loans
Floating or adjustable interest rates	17,219	5,539	304,368	327,126
Predetermined interest rates	26,263	36,034	310,272	372,569
Commercial financial and agricultural
Floating or adjustable interest rates	36,651	6,051	3,050	45,752
Predetermined interest rates	6,179	28,863	7,901	42,943
Total of loans with:
Floating or adjustable interest rates	$217,590	$58,066	$839,989	$1,115,645
Predetermined interest rates	$152,762	$278,615	$808,301	$1,239,678

The total amount of loans in the above table due after September 30, 2009, which have fixed or predetermined interest rates is $1.09 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $898.1 million.

Residential Mortgage Lending

At September 30, 2008, one- to four-family residential mortgage loans, including residential construction loans, totaled $988.4 million, or 42.4% of total net loans receivable.  We offer adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.

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

Construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan to value ratios. These construction loans are generally structured to be converted to permanent loans at the end of the construction phase. As a part of our lending program, we also offer speculative construction loans with 80% loan to value ratios to qualified builders. Under both programs loan proceeds are disbursed in increments as construction progresses and as inspection justify. In all cases, these loans were inspected by First Federal in-house personnel or contracted to engineers or qualified construction management specialists. The disbursements are calculated on a percentage of completion basis, always retaining sufficient funds to complete the project. Our construction loan portfolio is spread throughout our market areas served without a concentration in one particular market. In addition, we have only one builder with what we consider a large exposure in number of loans; 13 loans totaling $2.1 million. Other builders may have larger loans by dollar amount, but not in the number of loans outstanding. In the first quarter of fiscal 2008, management made the decision to significantly cut back on any new speculative construction loans and by early second quarter decided to stop making this type of loan. The majority of new construction loans made in 2008 were made for the construction of individually owner occupied houses. Presently, we have approximately 20 speculative contractors who generated 37 loans totaling $14.5 million during fiscal 2008. At September 30, 2008, 35 of these 37 loans were performing and two loans totaling $792 thousand were not performing. The three largest builders by dollar volume received loans of $5.6 million to construct three homes in fiscal 2008. These construction loans are generally at a competitive fixed rate of interest for one- or two-year periods.  As noted below, we also offer lot loans intended for residential use, which may be on a fixed-rate or adjustable-rate basis.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2008, our commercial real estate and multi-family portfolio totaled $371.7 million, or 16.0% of total net loans.  Loans made with land as security totaled $260.3 million, or 11.2% of total net loans. Land loans include both residential lot financing and loans secured by land used for business purposes. We believe these loans are well disbursed throughout our branch footprint as we do not have a significant amount of loans secured by commercial real estate or by five or more family properties outside of our market area.  Owner occupied commercial property total $172.2 million, or 46% of that portfolio segment.  The commercial property portfolio (not including unfunded loan commitments) is divided between office space ($73.4 million or 20%), warehouses ($43.7 or 12%), churches ($40.8 million or 11%), retail ($31.6 million or 8%), hotel ($27.6 million or 7%) and other categories ($154.6 million or 42%) of commercial property.

Loans secured by land (not including unfunded commitments) are divided between residential lots ($112.8 million or 46%), commercial lots ($54.1 million or 22%), acquisition and development projects ($47.1 million or 19%), and raw land ($36.9 million or 15%).

Commercial Real Estate loans as defined by Interagency Agency Guidance on Concentrations in Commercial Real Estate issued in 2006 total $484.1 million or 203% of capital.  Construction loans total $144.9 million or 61% of capital.  Both categories are significantly below the levels the Guidance refers to as “high risk indicators”.

Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment.  Generally, loans have adjustable rates and the rate may be fixed for three to five years determined by market conditions, collateral and the relationship with the borrower.  The amortization of the loans may vary but will not usually exceed 20 years.  Terms are based either on the prime lending rate or LIBOR as the interest rate index or we may fix the rate of interest for a three year to five year period.  Business loans to owner-users secured by these types of collateral are generally made on an adjustable rate basis.

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

Our commercial business loans are generally made on a secured basis with terms that do not exceed five years.  These loans typically have interest rates that change at periods ranging from 30 days to one year based either on prime lending rate or LIBOR as the interest rate index or to a fixed rate at the time of commitment for a period not exceeding five years.  At September 30, 2008, our commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $88.7 million, which represented 3.8% of total net loans receivable.  We generally obtain personal guarantees when arranging business financing.

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

Consumer Lending

Federal regulations permit us to make secured and unsecured consumer loans up to 35% of assets.  In addition, First Federal has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts.  Our consumer loans totaled $699.7 million at September 30, 2008, or 20.5% of total net loans.  The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $322.0 million, or 46.0% of all consumer loans, at September 30, 2008.  Mobile home loans comprised $222.4 million, or 31.8% of all consumer loans at September 30, 2008.  Other consumer loans primarily consist of loans secured by boats, automobiles, other security and credit cards.

Consumer loans may entail greater risk than one- to four-family first mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Additionally, in times of economic distress there could be lay-offs or loss of pay that may cause us to lose accounts to foreclosure, repossession and charge offs  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

A significant portion of our consumer loan portfolio is in mobile home loans. Mobile home lending involves additional risks as a result of higher loan-to-value ratios. Mobile home lending may also involve higher loan amounts than other types of consumer loans. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. Our mobile home customers are typically blue collar workers and therefore the current economic climate is having a more adverse impact than in previous years. We are seeing an increase in unemployment, as well as, a cut back in work hours in various areas of employment. Although in recent years the level of default on mobile homes has decreased we anticipate a moderate increase in fiscal year 2009. While we expect the total outstanding balance of mobile homes to continue to grow over time, we do not anticipate that the mobile home portfolio will represent a significantly greater proportion of the portfolio than is currently the case.

Loan Sales and Servicing

While we originate adjustable-rate loans for our own portfolio, fixed-rate loans are generally made on terms that will permit them to be sold in the secondary market.  We participate in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank (“FHLB”) of Boston, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other institutional and private investors.  This practice enables us to satisfy the demand for these loans in our local communities, to meet asset and liability management objectives and to develop a source of fee income through loan servicing.  At September 30, 2008, the principal balance of loans serviced for others was $1.04 billion.

Based on the current level of market interest rates and other factors, we intend to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans.  Our policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates.  We may also sell adjustable-rate loans depending on market conditions at the time of origination.  Sales of residential loans totaled $203.0 million in fiscal 2008, $174.7 million in fiscal 2007 and $180.1 million in fiscal 2006.

Investment Activities

First Federal is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations.  Investment decisions are made by authorized officers of First Financial and First Federal within policies established by both Boards of Directors.

At September 30, 2008, our investment and mortgage-backed securities portfolio totaled approximately $412.1 million, which included stock in the FHLB of Atlanta of $41.8 million.  Investment securities included U.S. Government and agency obligations, corporate bonds and state and municipal obligations approximating $19.1 million.  Mortgage-backed securities totaled $351.1 million as of September 30, 2008.  See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 of this document for a discussion of our accounting policy for investment and mortgage-backed securities.  See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta stock.

We achieve the objectives of our investment policies through investing in U.S. Government, federal agency, state and municipal obligations and corporate debt securities, mortgage-backed securities, collateralized debt obligations, short-term money market instruments, mutual funds, loans and other investments as authorized by OTS regulations and specifically approved by the Boards of Directors of First Financial and First Federal. Our investment portfolio guidelines specifically identify those securities eligible for purchase and describe the operations and reporting requirements of the Investment Committee, which executes investment policy.  Our primary objective in the management of the investment portfolio is to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term treasury or agency securities and highly rated corporate securities.

As a member of the FHLB System, First Federal is required to maintain an investment in the common stock of the FHLB of Atlanta and the FHLB of Boston.  See “How We Are Regulated – Regulation of First Federal – Federal Home Loan Bank System.”  The stock of the FHLB of Atlanta and Boston is redeemable at par value.

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

The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, by type of security, as of September 30, 2008, 2007 and 2006.

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(dollars in thousands)

			At September 30,
	2008		2007		2006
	Amortized Cost	Fair	Amortized Cost	Fair	Amortized Cost	Fair
		Value		Value		Value
Securities Available for Sale:
U.S. Treasury and U.S. Government
agencies and corporations	$6,007	$6,122	$6,015	$6,072	$7,246	$7,270
State and municipal obligations	450	419	450	451	450	453
Corporate debt and other securities	18,908	10,554	17,701	17,436	18,001	17,939
Mutual funds					3,733	3,733
Mortgage-backed securities	368,153	351,109	298,009	297,011	301,194	296,493
Total securities available for sale	$393,518	$368,204	$322,175	$320,970	$330,624	$325,888

Securities Held to Maturity
State and municipal obligations	$2,043	$1,819	$2,042	$2,032

The following table provides information regarding the contractual maturities and weighted average yields of our investment and mortgage-backed securities held as of September 30, 2008.

MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2008
(dollars in thousands)

Available for Sale - Amortized Cost

		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. Government
agencies and corporations	$6,007				$6,007
State and municipal obligations				$450	450
Corporate debt and other securities			$1,008	17,900	18,908
Mortgage-backed securities	8	$3,715	23,068	341,362	368,153
	$6,015	$3,715	$24,076	$359,712	$393,518

Weighted Average Yield
U.S. Treasury and U.S. Government
agencies and corporations	3.40%				3.40%
State and municipal obligations (1)				6.85%	6.85
Corporate debt and other securities			5.64%	4.53	4.59
Mortgage-backed securities	(2.73)	4.48%	4.50	5.06	5.02
	3.39%	4.48%	4.55%	5.04%	4.98%

Held to Maturity - Amortized Cost
State and municipal obligations				$2,043	$2,043

Weighted Average Yield
State and municipal obligations (1)				6.52%	6.52%

(1) Coupon Rate

Insurance Activities

        First Southeast Insurance Services, Inc. (“FSIns”)operates as an independent insurance agency and brokerage through twelve offices, eight located throughout the coastal region of South Carolina, one office in Florence County, South Carolina and one office each in Columbia, South Carolina; Charlotte, North Carolina; and Burlington, North Carolina with revenues consisting principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. (“Kimbrell”) operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies. No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1.

Total insurance segment revenues for fiscal 2008 were $24.8 million and consist principally of commissions paid by insurance companies.  Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods. Contingency income, which totaled $3.2 million in fiscal 2008, $2.9 million in fiscal 2007 and $3.1 million in fiscal 2006 has generally been received in the first calendar quarter of each year as the measurement criteria is calculated on a full calendar year basis. Certain insurance carriers have altered the structure of contingent commission agreements to make the payments to agencies on a quarterly basis. Still others have changed to a supplemental commission structure where a fixed percentage of premium is paid annually to the agency based on past years’ results. Because of the structure of these supplemental commission agreements, the additional commission can be predicted and accrued on a monthly basis although payment is still received in the first calendar quarter. These developments will lessen the seasonality of this income stream although we still expect the first calendar quarter to be the period where the largest part of this income will be recorded.

Commission revenues are subject to fluctuations based on the premium rates established by insurance companies. Contingency commissions can also be significantly affected by the loss experience of FSIns’s and Kimbrell’s customers.  Over the past years, the price of commercial property and casualty insurance has declined in inland markets and that trend continued in fiscal 2008 and also included coastal property premium. The declines in market pricing in conjunction with the declining economy has resulted in lower payroll and receipts, which are common bases of premium for commercial insureds, and has slowed the growth of insurance commissions.  Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSIns and Kimbrell.  Insurance revenues accounted for approximately 16.1% for fiscal 2008, 16.2% for fiscal 2007 and 15.8% for fiscal 2006 of total revenues of First Financial.

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

Deposits

We offer a number of deposit products, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificate accounts, which generally range in maturity from three months to five years.  Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.  For a schedule of the dollar amounts in each major category of our deposit accounts, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

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

Our deposits are obtained primarily from residents of South Carolina.  Brokered deposits totaled $79.3 million at September 30, 2008. Our principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.

Jumbo Certificates of Deposit

We do not rely significantly on large denomination time deposits.  The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of September 30, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates and terms.

JUMBO CERTIFICATES OF DEPOSITS
(dollars in thousands)

Maturity Period

Three months or less	$58,184
Over three through six months	25,733
Over six through twelve months	17,885
Over twelve months	3,627
Total	$105,429

Borrowings

We rely upon advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta serves as our primary borrowing source.  Advances from the FHLB of Atlanta are typically secured by our stock in the FHLB of Atlanta and a portion of our first mortgage and certain second mortgage loans. Interest rates on advances vary from time to time in response to general economic conditions.  Advances must be fully collateralized and limits are established for First Federal.  Currently, the FHLB of Atlanta has granted First Federal a limit on FHLB of Atlanta advances of 40% of First Federal’s assets, or $1.2 billion.

At September 30, 2008, we had advances totaling $818.0 million from the FHLB of Atlanta at a weighted average rate of 3.93%.  At September 30, 2008, the original maturity of our FHLB advances ranged from one month or less to ten years.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit. In April 2008, the Board of First Financial approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At September 30, 2008, the outstanding balance on this line was $28.0 million.

For more information on borrowings, see Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements.

Long-term debt

Our long-term debt totaled $46.4 million at September 30, 2008 and is primarily related to the issuance of trust preferred securities.  See Note 16 of the Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

BORROWINGS
(dollars in thousands)

	At or For the Year Ended September 30,
	2008	2007	2006
Weighted Average Rate Paid On (at end of period):
FHLB advances	3.93%	5.07%	4.76%
Securities sold under agreements to repurchase			5.32
Bank line of credit	4.29	6.70
Other borrowings	2.71	2.70	2.69
Junior subordinated debt	7.00	7.00	7.00
Maximum Amount of Borrowings Outstanding at month end (during period):
FHLB advances	$818,000	$554,000	$517,000
Securities sold under agreements to repurchase		65,785	130,591
Bank line of credit	28,000	5,000
Other borrowings	815	820	826
Junior subordinated debt	45,000	45,000	45,000
Approximate Average Amount of Borrowings:
FHLB advances	713,334	483,033	476,570
Securities sold under agreements to repurchase		37,339	74,309
Bank line of credit	12,694	274
Other borrowings	813	818	823
Junior subordinated debt	45,000	45,000	45,000
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	4.06%	5.00%	4.73%
Securities sold under agreements to repurchase		5.46	4.71
Bank line of credit	5.01	6.70
Other borrowings	2.71	2.70	0.61
Junior subordinated debt	7.00	7.00	7.00

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

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Gradual Percentage Change In
Increase	Net Interest Income
(Decrease) in	September 30,
Rate	2008	2007
2.00%	(3.61)%	(5.08)%
1.00	(1.91)	(2.50)
Flat (Base Case)
(1.00)	1.36	1.94

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

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
Increase	Net Interest Income
(Decrease) in	September 30,
Rate	2008	2007
2.00%	(4.80)%	(9.03)%
1.00	(3.02)	(4.27)
Flat (Base Case)
(1.00)	0.31	1.83

ECONOMIC VALUE OF EQUITY RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
Increase	Economic Value of Equity
(Decrease) in	September 30,
Rate	2008		2007
2.00%	(7.14	) %	(8.00)%
1.00	(0.69)		(1.79)
Flat (Base Case)
(1.00)	(8.30)		(5.42)

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

Other Considerations

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. These forward-looking statements relate to, among others, expectations of the business environment in which First Financial operates, projections of future performance, including operating efficiencies, perceived opportunities in the market, potential future credit experience, and statements regarding First Financial’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  First Financial’s actual results, performance or achievements may differ materially from those suggested, expressed or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, general economic conditions nationally and in the State of South Carolina, interest rates, the South Carolina real estate market, the demand for mortgage loans, the credit risk of lending activities, including changes in the level of and trend of loan delinquencies and charge-offs, results of examinations by our banking regulators, competitive conditions between banks and non-bank financial services providers, regulatory changes and other risks. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

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

Name	Age[1]	Position
A. Thomas Hood	62	President and Chief Executive Officer of the Company and
		President and Chief Executive Officer of First Federal

R. Wayne Hall	58	Executive Vice President and Chief Financial Officer
		of the Company and First Federal

John L. Ott, Jr.	60	Executive Vice President of the Company and Executive Vice
		President/Retail Banking Division of First Federal

Charles F. Baarcke, Jr.	61	Executive Vice President of the Company and Executive Vice
		President/Lending Division of First Federal

1     At September 30, 2008.

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

R. Wayne Hall became Executive Vice President, Principal Financial Officer, Principal Accounting Officer and Chief Financial Officer of the Company and First Federal on May 1, 2007, Mr. Hall has been employed by the Company since December 1, 2006, holding the position of Executive Vice President, Financial Management. Mr. Hall is responsible for First Financial’s treasury, finance, accounting, risk management, banking operations, information technology and investor relations functions. Prior to joining First Financial on December 1, 2006, Mr. Hall had over 20 years of financial institution experience having served in senior financial positions as Executive Vice President and Chief Risk Officer of Provident Bank, Baltimore, Maryland. He joined Provident Bank in 1986 and remained there until November of 2006.

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

Charles F. Baarcke, Jr. is the Executive Vice President of the Company and First Federal.  He is responsible for all lending, loan servicing and sales.  He joined First Federal in 1975 and prior to becoming Executive Vice President and Chief Lending Officer in January 2004, he was the Senior Vice President of Lending Operations.

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

Risks Related to Our Business

Our business may be adversely affected by downturns in the local economies on which we depend or by natural disasters occurring in our market area that could adversely impact our results of operations and financial condition.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

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

Downturns in the real estate markets in our primary market area could adversely impact our business.

Our business activities and credit exposure are primarily concentrated in our local market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick County in North Carolina.  Our residential loan portfolio, and our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area will hurt our business.  As of September 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in South Carolina and North Carolina.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

FDIC insurance premiums may increase materially.

The FDIC insures deposits at FDIC insured financial institutions, including First Federal. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. In October 2008, the FDIC issued a proposed rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect our net income.

Concern of customers over deposit insurance may cause a decrease in deposits at First Federal.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from First Federal in an effort to ensure that the amount they have on deposit at First Federal is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

We may suffer losses in our loan portfolio despite our underwriting practices.

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

Like other financial institutions, our earnings are significantly dependent on our net interest income. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” would work against us, and our earnings may be negatively affected.

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

For further information on our interest rate risks, see the discussion included in “Asset and Liability Management” below.

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

We are also affected by mortgage loan delinquencies and defaults on mortgage loans that we service for third parties. Under certain types of servicing contracts, we, as servicer, must forward all or part of the scheduled payments to the owner of the mortgage loan, even when mortgage loans usually require us, as servicer, to advance mortgage and hazard insurance and tax payments on schedule even though sufficient escrow funds may not be available. We will generally recover our advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed upon. However, in the interim, we must absorb the cost of funds advanced during the time the advance is outstanding. We must also bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans, but these costs can be offset by the collection of late fees which are retained by the servicer. In addition, if a default is not cured, the mortgage loan will be repaid as a result of foreclosure proceedings. As a consequence, we are required to forego servicing income from the time the loan becomes delinquent, and into the future.

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

Hurricanes, earthquakes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

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

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives.  Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms.  If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer, very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

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

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Risks Related to the U.S. Financial Industry

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October  of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service (“IRS”) has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies.  Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they do not opt out of the program by December 5, 2008. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. First Federal will participate in the transaction account guarantee program and has opted out of the debt guarantee program.

The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us—or whether (or to what extent) we will be able to benefit from such programs.

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

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

We expect to continue to grow by acquiring insurance agencies or assets of insurance agencies, other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. Acquiring other insurance agencies or assets of insurance agencies, banks, businesses or branches involves risks commonly associated with acquisitions, including:

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements.

Our stock price can be volatile.

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

First Financial is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that First Federal or other subsidiaries may pay us.  Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.  In the event First Federal is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from First Federal could have a material adverse effect on our business, financial condition and results of operations

Changes in accounting standards may affect our reported performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The First Federal Corporate Center is located at 2440 Mall Drive, Charleston, South Carolina.  We currently occupy this one-story building as our corporate offices and the adjacent four-story building, 2430 Mall Drive, has been completely renovated during fiscal 2008 and is now available for lease.  At present, 24.2% of the building is under long-term lease and a First Federal affiliate, First Southeast Insurance Services, occupies 3.4% of the space.

First Federal’s designated home office is located in leased space at 34 Broad St. in downtown Charleston, South Carolina.  There are 37 traditional branches owned by First Federal and six are leased properties on which First Federal has constructed banking offices.  In addition, we have 16 in-store facilities in leased space located in Wal-Mart Supercenters and food stores.  Most of our leases include various renewal or purchase options.

After various operations were consolidated into other First Federal facilities, the regional operations center located in Conway, South Carolina was sold during fiscal 2008.

During fiscal 2008, two older branches in Florence, South Carolina were combined and moved into a more efficient new facility in the same geographic market.  One of the old branches was sold and the lease on the other was terminated.  Also, as a result of the proposed new road construction, a branch in Charleston, South Carolina was closed with termination of the lease and relocated to a new facility in a major growth area just a short distance away.

FSIns, Kimbrell and their affiliates lease space for certain insurance operations in Murrells Inlet, Hilton Head, Bluffton, Ridgeland, Beaufort and Columbia, South Carolina and Charlotte, North Carolina.  Somers Pardue Insurance Services was acquired in fiscal 2008 and operates in a leased property located in Burlington, North Carolina.  In addition, First Federal leases properties in several locations for off-site ATM facilities.  First Federal also owns land purchased for potential future branch locations.

We evaluate on a continuing basis the suitability and adequacy of all of our facilities, including branch offices and service facilities, and have active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities.  We believe our present facilities are adequate for our operating purposes.

At September 30, 2008, the total book value of the premises and equipment we own was $78.7 million.  Reference is made to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for information relating to minimum rental commitments under our leases for office facilities and to Note 9 for further details on our properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters

			Cash Dividend
	High	Low	Declared
2008
First Quarter	$33.79	$24.77	$0.255
Second Quarter	28.02	20.20	0.255
Third Quarter	25.75	16.07	0.255
Fourth Quarter	42.61	15.12	0.255
2007
First Quarter	$41.50	$33.50	$0.250
Second Quarter	39.96	32.62	0.250
Third Quarter	35.95	32.40	0.250
Fourth Quarter	33.99	26.49	0.250

Stock Prices and Dividends

The table above shows the high and low sales prices of the Company’s common stock and the cash dividend declared during each quarter of the fiscal years ended September 30, 2008 and 2007.

Our common stock is traded in the NASDAQ Global Select Market under the symbol “FFCH.”  Trading information in newspapers is provided on the NASDAQ Stock Market quotation page under the listing, “FstFinHldg” or a similar variation. As of September 30, 2008, there were 2,104 stockholders of record.

We have paid a quarterly cash dividend since February 1986.  The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon our earnings, financial condition, capital position and such other factors as the Board may deem relevant.  The dividend rate has been increased 20 times with the most recent dividend paid in November 2008, at $.255 per share.  Cash dividends per share totaled $1.02 in fiscal 2008 and $1.00 in fiscal 2007.  These dividends per share amounted to 52.6% for fiscal 2008 and 47.62% for fiscal 2007 of basic net income per common share.

Please refer to Item 1. “Business - How We Are Regulated – Regulation of First Federal – Limitations on Capital Distributions” for information with respect to the regulatory restrictions on First Federal’s ability to pay dividends to First Financial.

Equity Compensation Plan Information

Equity compensation plan information is provided under Item 12 of this report.

Issuer Purchases of Equity Securities

On January 29, 2007, we announced a stock repurchase program to acquire up to 600,000 shares of common stock. During fiscal 2007, we purchased 498,200 shares under this repurchase plan. The program expired on March 31, 2008.

On June 20, 2008, we announced a stock repurchase plan which expires on September 30, 2009. This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding. During fiscal 2008, there were no shares purchased under this repurchase plan.

The Company’s stock option plans contain provisions which allow employees and directors to use shares they own as part or full payment when exercising outstanding options. For the fiscal year ended September 30, 2008, 7,433 shares were repurchased under these provisions which included 4,730 shares repurchased during the quarter ended September 30, 2008. These shares are not part of our publicly announced repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

	For the Three Months Ended September 30, 2008
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	Announced Plan
07/01/2008 thru 07/31/2008	-		-	350,000
08/01/2008 thru 08/31/2008	-		-	350,000
09/01/2008 thru 09/30/2008	4,730	$23.96	-	350,000
	4,730		-
Stock Performance Graph

The following graph shows a five year comparison of cumulative total returns for the Company, the Center for Research in Security Prices (“CRSP”) Index for Nasdaq Stock Market (U.S. Companies) and CRSP Peer Group Indices for Nasdaq Savings Institutions and Bank Stocks. *

CRSP Total Returns Index for:	2003	2004	2005	2006	2007	2008
FIRST FINANCIAL HOLDINGS, INC	100.00	106.49	108.29	123.79	116.52	101.73
NASDAQ Stock Market (US Companies)	100.00	106.23	121.26	127.87	139.16	109.75
NASDAQ Stocks Savings Institutions	100.00	120.04	127.43	148.65	147.53	114.80
(SIC 6030-6039 US Companies)
NASDAQ Bank Stocks	100.00	116.71	121.96	133.30	122.90	96.17
(SIC 6020-6029, 6710-6719 US & Foreign)

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are reweighted daily, using the market capitalization on the previous day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.
D.	The index level for all series was set to $100.0 on 9/30/2002.
*Source: Center for Research in Security Prices (CRSP), the University of Chicago Graduate School of Business. Used with permission. All rights reserved.

ITEM 6.   SELECTED FINANCIAL DATA

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share data)
Summary of Operations
Interest income	$174,772	$168,044	$151,340	$130,776	$126,593
Interest expense	83,408	85,214	71,615	54,318	49,991
Net interest income	91,364	82,830	79,725	76,458	76,602
Provision for loan losses	(16,939)	(5,164)	(4,894)	(4,826)	(5,675)
Net interest income after provision for loan losses	74,425	77,666	74,831	71,632	70,927
Non-interest income	62,882	53,217	51,955	49,245	42,175
Non-interest expense	(100,310)	(90,436)	(83,936)	(80,052)	(74,764)
Income before income tax	36,997	40,447	42,850	40,825	38,338
Income tax expense	(14,359)	(15,375)	(15,221)	(14,600)	(13,784)
Net income	$22,638	$25,072	$27,629	$26,225	$24,554

Per Common Share
Net income	$1.94	$2.10	$2.30	$2.14	$1.97
Net income, diluted	1.94	2.07	2.27	2.09	1.92
Book value	15.69	15.96	15.29	14.12	13.43
Dividends	1.02	1.00	0.96	0.92	0.88
Dividend payout ratio	52.58%	47.62%	41.74%	42.99%	44.67%

At September 30,
Assets	$2,973,994	$2,711,370	$2,658,128	$2,522,405	$2,442,313
Loans receivable, net	2,324,537	2,134,458	2,056,151	1,878,730	1,813,531
Loans held for sale	8,731	6,311	4,978	9,659	4,054
Mortgage-backed securities	351,110	297,011	296,493	341,533	346,847
Investment securities and FHLB stock	60,969	55,629	55,368	53,188	62,826
Deposits	1,851,102	1,854,051	1,823,028	1,657,072	1,520,817
Borrowings	893,205	606,207	580,968	628,055	705,654
Stockholders’ equity	183,478	185,715	183,765	171,129	165,187
Number of offices	58	55	52	49	47
Full-time equivalent employees	915	873	847	791	792

Selected Ratios:
Return on average equity	12.16%	13.99%	15.76%	15.48%	14.86%
Return on average assets	0.79	0.94	1.06	1.06	1.01
Net interest margin	3.41	3.36	3.35	3.32	3.38
Efficiency ratio	64.33	67.16	64.68	63.83	63.22
Average equity as a percentage of average assets	6.50	6.99	6.75	6.82	6.82

Asset Quality Ratios:
Allowance for loan losses to loans	1.02%	0.72%	0.70%	0.74%	0.81%
Allowance for loan losses to nonperforming loans	116.27	251.43	389.94	252.72	174.06
Nonperforming assets to loans and real estate and other assets acquired in settlement of loans	1.07	0.36	0.27	0.39	0.69
Nonperforming assets to total assets	0.84	0.28	0.21	0.29	0.51
Net charge-offs to average loans	0.37	0.21	0.22	0.29	0.32

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

Our net income was $22.6 million in fiscal 2008 compared with $25.1 million in fiscal 2007, decreasing by 9.7%.  Our net income was $27.6 million in fiscal 2006, decreasing by 9.3% in 2007. Basic earnings per share in 2008 decreased to $1.94 from $2.10 in 2007 and diluted earnings per share in 2008 decreased to $1.94 from $2.07. Basic earnings per share in 2007 decreased to $2.10 from $2.30 in 2006 and diluted earnings per share in 2007 decreased to $2.07 from $2.27. Net earnings resulted in a return on average equity of 12.16% for fiscal 2008, 13.99% for fiscal 2007 and 15.76% for fiscal 2006.  The return on average assets was 0.79% for the year ended September 30, 2008, 0.94% for the year ended September 30, 2007, and 1.06% for the year ended September 30, 2006.

Total revenues (net interest income and non-interest income) in fiscal 2008 were $154.2 million, increasing by $18.2 million, or 13.4%, from fiscal 2007. Non-interest income increased $9.7 million or 18.2% from fiscal 2007 to fiscal 2008. This increase was primarily attributable to increases in commissions on insurance, service charges and fees on deposits and mortgage banking income. For fiscal year 2008, our net interest margin increased to 3.41% compared with a net interest margin of 3.36% for fiscal 2007. Average earning assets increased by $214.0 million, an increase of 8.7%.

Total revenues (including net interest income and non-interest income) were $136.0 million in fiscal 2007, increasing by $4.4 million, or 3.3%, from fiscal 2006. Our revenues increased in fiscal 2007 as a result of several factors. The largest increase in total revenues was in ATM and debit card fees which increased $1.3 million, or 28.0%, from fiscal 2006. This increase was principally attributable to the increase in new branches and the growth of new checking accounts and the increase in ATM and debit cards associated with the new accounts.

On June 20, 2008, we announced a new stock repurchase plan which expires on September 30, 2009. This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding. During fiscal 2008. there were no shares purchased under this repurchase plan.

On January 29, 2007, we announced the approval of a new stock repurchase program to acquire up to 600,000 shares of our common stock. During fiscal 2007, we purchased 498,200 shares under this repurchase plan. The program expired March 31, 2008. The majority of shares repurchased in fiscal 2007 were part of the repurchase plan. Average diluted shares for fiscal 2007 declined 100,379 shares due principally to the execution of the stock repurchase plan.

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

As explained in Note 1 and Note 8 of Notes to the Consolidated Financial Statements, under Item 8 of this Form 10-K, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Financial Position – Allowance for Loan Losses.”

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

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations. During fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.

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

We test goodwill annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. We use the cost method to determine if goodwill is impaired.  The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and a second step of impairment test will be performed. For additional discussion, see Note 1 and Note 10 of the Notes to the Consolidated Financial Statements. Impairment of goodwill was not required based on the most current analysis.

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

Financial Position

At September 30, 2008, our assets totaled $3.0 billion, increasing by 9.7%, or $262.6 million, from September 30, 2007. Growth in our assets reflected an increase in all areas of the loan portfolio except residential construction. The decline in residential construction loans is attributable to the oversupply of housing in our market, along with our decision to halt speculative construction lending during fiscal 2008. The more significant changes in assets during fiscal 2008 were attributable to increases of $192.5 million in net loans receivable and loans held for sale, $54.1 million in mortgage-backed securities available for sale, $12.2 million in investment in FHLB stock, $13.6 million in goodwill and intangibles, net, which were offset by decreases of $14.4 million in cash and cash equivalents and a decrease in investments available for sale, at fair value of $6.9 million.

Investment Securities and Mortgage-backed Securities

At September 30, 2008, available for sale securities totaled $368.2 million compared to $321.0 million at September 30, 2007.  At September 30, 2008, held to maturity investments totaled $2.0 million compared to $2.0 million at September 30, 2007. Purchases of available for sale and held to maturity securities totaled $148.0 million during the year ended September 30, 2008.  Declines in the fair value of available-for-sale securities below their cost that are other than temporary resulted in write-downs of the individual securities to their fair value through other comprehensive income. We determined that one investment in our investment portfolio at September 20, 2008, was other than temporarily impaired and we recorded a $486 thousand charge against earnings. It is likely that we will maintain investment and mortgage backed securities at 15-20% of assets, slightly adding to the portfolio.

Our primary objective in the management of the investment and mortgage-backed securities portfolio is to maintain a portfolio of high quality investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities.  First Federal is required to maintain an adequate amount of liquidity to ensure safe and sound operations.  First Federal has maintained balances in short-term investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

The credit market turmoil has impacted both the liquidity and pricing of our entire investment portfolio. We currently have enough deposit and borrowing capacity where funding the investment portfolio is not a material issue. As of September 30, 2008, only one of our securities has had its credit rating changed to below investment grade.

Loans Receivable

Compared with balances on September 30, 2007, net loans receivable increased by $190.1 million during fiscal 2008.  Loans held for sale increased $2.4 million to $8.7 million at September 30, 2008.  Residential construction loan portfolio balances were lower in fiscal 2008 than in fiscal 2007 while all other categories of loan portfolio balances increased.

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

As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms.  We closely monitor trends in problem assets which include non-accrual loans, accruing loans 90 days or more delinquent, renegotiated loans, and real estate and other assets acquired in the settlement of loans.  Renegotiated loans are those loans where we have agreed to modifications of the terms of the loan such as changes in the interest rate charged and/or other concessions.  We had no renegotiated loans (troubled debt restructurings) during the periods reported. The following table illustrates trends in problem assets and other asset quality indicators over the past five years.

PROBLEM ASSETS
(dollars in thousands)

	At September 30,
	2008	2007	2006	2005	2004

Non-accrual loans	$20,557	$6,087	$3,684	$5,556	$8,439
Accruing loans 90 days or more delinquent	76	49	64	45	63
Renegotiated loans
Real estate and other assets acquired in settlement of loans	4,286	1,513	1,920	1,755	4,003
	$24,919	$7,649	$5,668	$7,356	$12,505

Nonperforming assets as a percent of loans receivable and real estate and other assets acquired in settlement of loans	1.07%	0.36%	0.27%	0.39%	0.69%
Nonperforming assets as a percent of total assets	0.84	0.28	0.21	0.29	0.51
Allowance for loan losses as a percent of problem loans	116.27	251.43	389.94	252.72	174.06
Net charge-offs to average loans outstanding	0.37	0.21	0.22	0.29	0.32

Problem assets were $24.9 million at September 30, 2008, or .84% of assets and 1.07% of loans receivable and real estate and other assets acquired in settlement of loans.  At September 30, 2007, problem assets were $7.6 million, or ..28% of assets and .36% of loans receivable and real estate and other assets acquired in settlement of loans.  Loans on non-accrual increased $14.5 million to $20.6 million at September 30, 2008 from $6.1 million at September 30, 2007.  This increase was principally related to single family and commercial loans. Real estate and other assets in settlement of loans increased to $4.3 million from $1.5 million at September 30, 2007. Our problem assets are spread throughout our market areas served without a concentration in one particular market. Our problem assets are made up primarily of single family loans, construction loans, land loans, commercial business loans and equity access lines. Single family loans accounted for approximately $7.2 million of problem assets, construction loans accounted for approximately $5.1 million of problem assets, land loans accounted for approximately $1.6 million of problem assets, commercial business loans accounted for $3.2 million of problem assets and equity access lines accounted for $1.1 million of problem assets.

Real estate conditions remained soft in fiscal 2008 and we do not expect a significant change until late fiscal 2009 or beyond.  While we believe our markets will outperform other national markets, we expect that credit quality trends will result in an increase in problem credits during fiscal 2009.  We are closely monitoring market conditions, delinquencies and particularly certain riskier segments of our portfolio and will seek resolution of any problem credits.  The Company believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

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

The allocated component of the allowance for single family loans is currently based on the last three-year average loss rates and also contains a component based on management’s assessment of qualitative factors.  The allocated components for commercial real estate, multi-family loans, land loans, construction loans and commercial business loans are based principally on current loan grades, the last three-year average loss rates and an allocation attributable to qualitative factors.   Included in these factors are economic and market conditions, concentrations of credit, asset quality indicators and lending policies and personnel.  The allocated component for consumer loans is also based on three-year average loss rates and also includes an allocation based on qualitative factors.  Qualitative factors are adjusted based on management’s judgment.

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

The allowance totaled $24.0 million or 1.02% of loans at September 30, 2008 and $15.4 million or .72% of loans at September 30, 2007.  During fiscal 2008, we increased the allowance by $8.6 million in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio and the level of charge-offs.  The ratio of the allowance to nonperforming loans, which include nonaccrual loans and accruing loans 90 days or more delinquent, was 1.16 times at September 30, 2008 and 2.51 times at September 30, 2007. Nonperforming loans increased to $20.6 million as of September 30, 2008 from $6.1 million at September 30, 2007.  See "Asset Quality” above.  Our analysis of allowance adequacy includes an impairment analysis for selected nonperforming commercial loans.  Based on the current economic environment and other factors, management believes that the allowance at September 30, 2008 is adequate to provide for estimated probable losses in our loan portfolio.

Our mobile home loan portfolio is 9.6% of the net loan portfolio at September 30, 2008 compared to 9.3% of the net loan portfolio at September 30, 2007. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates. See “Lending Activities – Consumer Lending.”

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

ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	At or For the Year Ended September 30,
	2008	2007	2006	2005	2004

Balance, beginning of period	$15,428	$14,681	$14,155	$14,799	$14,957
Loans charged-off:
Real estate loans	2,267	461	721	769	962
Commercial business loans	731	273	152	586	618
Mobile home loans	2,083	1,921	2,306	2,781	2,587
Consumer loans	4,159	2,383	1,946	2,061	2,320
Total charge-offs	9,240	5,038	5,125	6,197	6,487
Recoveries:
Real estate loans	16	95	51	43	60
Commercial business loans	63	55	30	134	142
Mobile home loans	108	93	210	132	68
Consumer loans	676	378	466	418	384
Total recoveries	863	621	757	727	654
Net charge-offs	8,377	4,417	4,368	5,470	5,833
Provision for loan losses	16,939	5,164	4,894	4,826	5,675
Balance, end of period	$23,990	$15,428	$14,681	$14,155	$14,799
Balance as a percent of loans:	1.02%	0.72%	0.70%	0.74%	0.81%
Net charge-offs as a percent of
average net loans:	0.37%	0.21%	0.22%	0.29%	0.32%

	At September 30,
	2008	2007	2006	2005	2004
Allowance for loan losses applicable to:
Real estate loans	$12,829	$5,906	$6,124	$5,677	$5,490
Commercial business loans	798	1,232	1,584	1,334	1,069
Mobile home loans	3,172	4,345	3,757	3,534	3,883
Consumer loans	6,486	3,440	2,959	2,839	3,498
Unallocated	705	505	257	771	859
Total	$23,990	$15,428	$14,681	$14,155	$14,799

Percent of loans to total net loans:
Real estate loans	69.3%	70.6%	72.9%	74.1%	76.3
Commercial business loans	3.8	3.8	4.0	3.8	3.2
Mobile home loans	9.6	9.3	8.5	8.3	7.9
Consumer loans	20.5	19.5	18.6	18.2	16.1
Total Loans Receivable, Gross	103.2	103.2	104.0	104.4	103.5

Allowance for loan losses	(1.0)	(0.7)	(0.7)	(0.8)	(0.8)
Loans in process	(2.3)	(2.6)	(3.4)	(3.7)	(2.7)
Net deferred loan costs and discounts	0.1	0.1	0.1	0.1	0.0

Total Loans Receivable, Net	100.0%	100.0%	100.0%	100.0%	100.0

Deposits

Retail deposits have traditionally been our primary source of funds and also provide a customer base for the sale of additional financial products and services.  Business deposits have in the past been a less significant source of funding. We have set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served. We believe that our future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers.  We continue to proactively seek development of new business relationships through a comprehensive officer calling program.  During fiscal 2008 and in past years, we have emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing our cost of funds.

Our total deposits decreased $2.9 million during the year ended September 30, 2008.  Our deposit composition at September 30, 2008, 2007 and 2006 was as follows:

DEPOSITS
(dollars in thousands)

	At September 30,
	2008		2007		2006
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total

Checking accounts	$474,300	25.62%	$456,045	24.60%	$474,705	26.04%
Statement and other accounts	129,466	6.99	133,201	7.18	148,752	8.16
Money market accounts	345,328	18.66	381,040	20.55	373,675	20.50
Certificate accounts	902,008	48.73	883,765	47.67	825,896	45.30
Total deposits	$1,851,102	100.00%	$1,854,051	100.00%	$1,823,028	100.00%

Core deposits, which include checking accounts, statement and other accounts and money market accounts, declined by $21.2 million in fiscal 2008, or 2.2%, and certificate of deposit balances increased by $18.2 million, or 2.1%. More attractive certificates of deposit rates contributed to the decrease in the core deposits and the offsetting increase in certificates of deposit balances. While overall deposits decreased, checking accounts increased by $18.3 million or 4.0%. Core deposits now comprise 51.3% of all deposit balances at September 30, 2008. Deposits, as a percentage of liabilities, were 66.3% at September 30, 2008 and 73.4% at September 30, 2007.  We expect to maintain a significant portion of our deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers. The liquidity crisis has caused major competitors to aggressively compete in the retail certificate market requiring us to raise our deposit rates in order to maintain overall deposits. Our average cost of deposits for the twelve months ended September 30, 2008 was 2.72% compared to 3.03% for the twelve months ended September 30, 2007.

Short term funding costs should eventually return to more normal levels once the impact of the Federal Reserves new liquidity initiatives revive the short-term credit markets (LIBOR and Commercial Paper). Therefore, they may remain abnormally high relative to the Federal Funds Rate during the first half of fiscal 2009 eventually returning to normal during the second half of the year.

Brokered deposits were $79.3 million at September 30, 2008, $6.9 million at September 30, 2007 and $7.4 million at September 30, 2006. In relation to total deposits, this represents 4.28% at September 30 2008, .37% at September 30, 2007 and .41% at September 30, 2006. Severe pricing competition from major competitors made brokered deposits a less expensive alternative to retail certificates of deposit. We expect to achieve future growth in brokered deposits as they become an additional source of liquidity.

Borrowings

Borrowings increased $287.0 million during the current year to $893.2 million as of September 30, 2008.  Borrowings as a percentage of total liabilities, was approximately 32.0% at the end of fiscal 2008 and 24.0% at the end of fiscal 2007. Borrowings from the FHLB of Atlanta increased $264.0 million and other short-term borrowings increased $23.0 million from fiscal 2008 to fiscal 2007. Our balance sheet growth was funded by the increase in borrowings. Additionally, advances were a less expensive alternative to certificates of deposit in a the current highly competitive retail market.

Our average cost of FHLB of Atlanta advances, reverse repurchase agreements and other borrowings decreased from 5.23% during the year ended September 30, 2007 to 4.09% during the year ended September 30, 2008.  Approximately $393 million in FHLB of Atlanta advances mature within one year.  Other advances are subject to call during the next year but, based on current market interest rates, it is likely that these calls will not be exercised by the FHLB of Atlanta. See Item 8, Note 14 of the Notes to Consolidated Financial Statements.

In accordance with Financial Interpretation Number (“FIN”) 46R, we did not include the trust subsidiary, First Financial Capital Trust I, in our consolidated financial statements at September 30, 2008 and 2007. The trust subsidiary was formed to raise capital by issuing preferred securities to investors. We own 100% of the junior subordinated debt of the capital trust.  During 2004, this transaction increased our long-term debt by $46.4 million, decreased debt outstanding on a line of credit with another bank by $24.1 million and increased cash by $22.3 million. Costs associated with the debt amounted to $1.4 million, which are included in other assets.  Our full and unconditional guarantee for the preferred securities remains in effect.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit. In April 2008, the Board of First Financial approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010. At September 30, 2008, the outstanding balance on this line was $28.0 million.

Capital Resources

Our average stockholders’ equity was $186.2 million, or 6.50% of average assets during fiscal 2008,and during fiscal 2007, average stockholders’ equity was $187.1 million, or 6.99% of average assets.  The Consolidated Statements of Stockholders’ Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders’ equity during the year.  Total equity capital decreased from $185.7 million at September 30, 2007 to $183.5 million at September 30, 2008.  At September 30, 2008, additional paid-in capital increased by $2.2 million and retained income increased by $10.5 million, however these increases were offset by a $14.8 million increase in accumulated other comprehensive loss.  The majority of this loss is made up of $14.7 million of unrealized net losses on securities available for sale. Our ratio of total capital to total assets was 6.17% at September 30, 2008 compared to 6.85% at September 30, 2007.  Our tangible capital ratio at September 30, 2008 was 5.01% compared with 6.07% at September 30, 2007.

Recent common stock repurchases included the purchase of approximately 7,000 shares in fiscal 2008, 554,000 shares in fiscal 2007 and 248,000 shares in fiscal 2006.  The dollar amount of such purchases totaled $190 thousand in fiscal 2008, $17.0 million in fiscal 2007 and $7.5 million in fiscal 2006.

During fiscal 2008, our cash dividend payout was 52.58% of per share earnings compared with a payout ratio of 47.62% in fiscal 2007.  In November 2007, we increased our cash dividend by 2.0% to $.255 per share on a quarterly basis. The dividend has not changed since that time.

Accumulated other comprehensive loss at September 30, 2008 of $16.0 million was comprised of the after tax effect of unrealized losses on securities available for sale of $15.5 million and a cumulative effect of change for SFAS 158, net of taxes, of $500 thousand. At September 30, 2007 accumulated other comprehensive loss was the after tax effect of unrealized losses on securities available for sale of $736 thousand.

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

The following table sets forth in summary form the repricing attributes of our interest-earning assets and interest-bearing liabilities as of September 30, 2008.  The time periods in the table represent the time period before an asset or liability matures or can be repriced.

INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2008
(dollars in thousands)
	Interest Rate Sensitivity Period
	3 Months	4-6 Months	7-12 Months	13 Months - 2 years	Over 2 Years	Total
Interest-earning assets:
Loans (1)	$606,549	$159,542	$407,058	$293,117	$885,608	$2,351,874
Mortgage-backed securities (2)	79,110	31,144	57,295	75,480	125,123	368,152
Interest-earning deposits,
investments and FHLB stock	23,549	3,100	4,008	200	47,882	78,739
Total interest-earning assets	709,208	193,786	468,361	368,797	1,058,613	2,798,765
Interest-bearing liabilities:
Deposits:
Checking accounts (3)	4,270	4,270	8,541	4,390	277,148	298,619
Savings accounts (3)	9,464	9,464	18,928	17,879	73,731	129,466
Money market accounts (3)	52,326	52,326	104,652	67,235	68,789	345,328
Certificate accounts	362,078	168,094	175,832	116,781	79,223	902,008
Total deposits	428,138	234,154	307,953	206,285	498,891	1,675,421
Borrowings (4)	421,000			125,000	347,205	893,205
Total interest-bearing liabilities	849,138	234,154	307,953	331,285	846,096	2,568,626
Current period gap	$(139,930)	$(40,368)	$160,408	$37,512	$212,517	$230,139
Cumulative gap	$(139,930)	$(180,298)	$(19,890)	$17,622	$230,139
Percent of total assets	(4.71)%	(6.06)%	(0.67)%	0.59%	7.74%

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

Based on our September 30, 2008 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.371 billion in interest-earning assets will reprice and approximately $1.391 billion in interest-bearing liabilities will reprice.  This current dynamic gap position results in a negative one-year gap position of $19.9 million, or .67% of assets.  Our one year dynamic gap position at September 30, 2007 was a negative one-year gap position of $130.7 million, or 4.82% of assets.  The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called. Also included in the above table are our estimates of core deposit decay rates, based on recent studies and regression analysis of our core deposits.

Under normal economic conditions, a negative gap would suggest that net interest income would increase if market rates declined. A rise in market rates would normally have a detrimental effect on net interest income based on a negative gap. The opposite would generally occur when an institution has a positive gap position. As market interest rates declined and steepened during 2008, our portfolio rebalancing into higher yielding commercial and consumer products combined with our negative gap, greatly improve our interest margin and net interest income.

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

The fair value of our derivative assets related to commitments to originate fixed rate loans held for sale and forward sales commitments was not significant at September 30, 2008.  During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. Our derivative and hedging activities are discussed in further detail in Note 20 of the Notes to Consolidated Financial Statements and currently consist of forward sales contracts to purchase mortgage-backed securities to hedge the risk in entering into commitments to originate fixed-rate residential loans that will be sold.

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

Lending Commitments

Lending commitments include loan commitments, standby letters of credit, unused business and consumer credit card lines, and documentary letters of credit.  These instruments are not recorded in the consolidated statement of financial condition until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At September 30, 2008, commercial and retail loan commitments totaled $130.8 million, and standby letters of credit totaled $2.3 million.  Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity of a customer, to a third party.  Unused business, personal and credit card lines, which totaled $332.4 million at September 30, 2008, are generally for short-term borrowings.

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

In addition to our commitments and derivatives of the types described above, at September 30, 2008, our off balance sheet arrangements include a $1.4 million interest in First Financial Capital Trust I (representing all of the common securities of the trust), which in March 2004 issued $45.0 million of capital securities. In connection therewith, we issued $46.4 million of junior subordinated debentures to the Trust. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this document.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the demands of our customers.  In this process, the focus is on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.  The table below summarizes future contractual obligations as of September 30, 2008.

Contractual Obligations

CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	At September 30, 2008
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$637,486	$126,772	$86,833	$50,882	$35	$902,008
Borrowings	393,000	153,000	75,000	25,005	247,200	893,205
Purchases	1,770					1,770
Operating leases	1,977	1,492	1,232	1,972	3,777	10,450
Total contractual obligations	$1,034,233	$281,264	$163,065	$77,859	$251,012	$1,807,433

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

Other primary sources of funds include borrowings from the FHLB of Atlanta, principal repayments on loans and mortgage-backed securities, reverse repurchase agreements and sales of loans.  To minimize vulnerability, we have back-up sources of funds available, including excess borrowing capacity with the FHLB of Atlanta and securities available for sale.  The FHLB of Atlanta has a general policy of limiting borrowing capacity to a percent of assets, regardless of the level of advances that could be supported by available collateral for such advances.  This policy serves to define an upper limit for FHLB advances for First Federal of approximately $1.2 billion at September 30, 2008, based on our current approved limit.

During fiscal year 2008, we experienced a net cash outflow from investing activities of $315.5 million, consisting principally of purchases of $145.6 million in mortgage-backed securities available for sale, $2.4 million in net purchases of investment securities available for sale, a net purchase of $12.2 million in FHLB stock, an increase of $213.1 million in net loans, $18.3 million in purchases of insurance subsidiaries and net purchase of office properties and equipment of $9.1 million. This was partially offset by the proceeds from sales and repayments on mortgage-backed securities available for sale of $75.8 million as well as proceeds from sales and maturity of investments available for sale of $1.9 million, and sales of real estate owned of $5.2 million. During fiscal 2008 significant operating activities included $203.4 million of residential loans originated for sale with sales of $203.0 million.  Financing activities included net deposit loss of $2.9 million, and net borrowings of $287.0 million during fiscal 2008.

Due to higher originations, proceeds from the sale of loans, was $203.0 million in fiscal 2008 compared with $174.7 million in fiscal 2007.  Based on recent asset/liability management objectives and low historical interest rates, we expect to continue our strategy of selling selected longer-term, fixed-rate loans in fiscal 2009.  Management, however, anticipates the volume of loan sales may improve during fiscal 2009 if refinancing activity increases during the year.  We may increase our holdings of investments and mortgage-backed securities during fiscal 2009 as we expect loan portfolio growth to be below historical levels.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Potential sources for the payment of principal and interest on our borrowings and for the periodic repurchase programs include: (i) dividends from First Federal and other subsidiaries; (ii) payments from existing cash reserves and sales of marketable securities; and (iii) interest on our investment securities.  As of September 30, 2008, we had cash reserves and existing marketable securities of $7.7 million compared with $6.0 million at September 30, 2007.

First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  Such distributions may also depend on First Federal’s ability to meet minimum regulatory capital requirements in effect during the period.  Current OTS regulations permit institutions meeting certain capital requirements and subject to “normal supervision” to pay out 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. First Federal is currently subject to “normal supervision” as to the payment of dividends.

Results of Operations

Net Interest Income

Our largest component of operating earnings is net interest income.  One of our strategic initiatives has been to reduce our reliance on net interest income through expansion of other sources of revenues. Net interest income totaled $91.4 million in fiscal 2008 compared with $82.8 million in fiscal 2007 and $79.7 million in fiscal 2006.  Net interest income represented approximately 59.2% of the net revenues in fiscal 2008 compared with 60.9% in fiscal 2007 and 60.5% in fiscal 2006.  The level of net interest income is determined by balances of interest-earning assets and interest-bearing liabilities and successfully managing the net interest margin.  Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

Net interest income increased 10.3% to $91.4 million in fiscal 2008 compared to an increase in net interest income of 3.9% in fiscal 2007 and an increase of 4.3% in fiscal 2006.  The net interest margin increased in fiscal 2008 to 3.41% from 3.36% in fiscal 2007. While there was a 29 basis point decrease in the yield on earning assets, the net interest margin benefited from a 36 basis point decrease in the average cost of interest bearing liabilities. Average earning assets increased $214.0 million during fiscal 2008, which was a contributing factor in the level of net interest income.

The net interest margin increased to 3.36% in 2007 from 3.35% in fiscal 2006. Our average cost of interest-bearing liabilities increased to 3.53% in fiscal 2007 from3.05% in fiscal 2006. Average yields on interest-earning assets increased from 6.35% in fiscal 2006 to 6.82% in fiscal 2007.

More competitive pricing on deposits and a very competitive lending environment will be factors influencing the net interest margin during fiscal 2009.

Average Yields and Rates

AVERAGE YIELDS AND RATES
(dollars in thousands)

        The following table sets forth certain information relating to categories of our interest earning assets and interest bearing liabilities for the periods indicated.  All average balances are computed on a monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans[1]	$2,248,516	$153,540	6.83%	$2,114,467	$151,724	7.18%	$1,995,795	$134,416	6.73%
Mortgage-backed securities	353,809	17,560	4.96	283,958	12,505	4.40	326,212	13,410	4.11
Investment securities	63,681	3,434	5.39	56,005	3,349	5.98	52,597	3,110	5.91
Other interest-earning assets[2]	10,578	238	2.25	8,163	466	5.71	8,456	404	4.78
Total interest-earning assets	2,676,584	174,772	6.53	2,462,593	168,044	6.82	2,383,060	151,340	6.35
Non-interest-earning assets	186,537			214,770			215,220
Total assets	$2,863,121			$2,677,363			$2,598,280
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$487,182	$2,051	0.42	$474,998	846	0.18	$500,511	1,100	0.22
Savings accounts	130,327	697	0.53	141,107	772	0.55	159,024	870	0.55
Money market accounts	370,692	10,869	2.93	375,018	14,244	3.80	328,502	10,125	3.08
Certificate accounts	872,166	37,029	4.25	859,278	40,131	4.67	766,214	30,313	3.96
Total deposits	1,860,367	50,646	2.72	1,850,401	55,993	3.03	1,754,251	42,408	2.42
FHLB advances	713,334	28,957	4.06	483,033	24,127	5.00	476,570	22,561	4.73
Other borrowings	60,338	3,805	6.31	83,426	5,094	6.11	119,320	6,646	5.57
Total interest-bearing liabilities	2,634,039	83,408	3.17	2,416,860	85,214	3.53	2,350,141	71,615	3.05
Non-interest-bearing liabilities	42,863			73,390			72,855
Total liabilities	2,676,902			2,490,250			2,422,996
Stockholders’ equity	186,219			187,113			175,284
Total liabilities and
stockholders’ equity	$2,863,121			$2,677,363			$2,598,280
Net interest income/gross margin		$91,364	3.36%		$82,830	3.29%		$79,725	3.30%
Net yield on average
interest-earning assets			3.41%			3.36%			3.35%
Percent of average interest-
earning assets to average
interest-bearing liabilities			101.62%			101.89%			101.40%

1   Average balances of loans include non-accrual loans.
2   Includes interest-earning deposits, which are classified as cash equivalents in the Company’s Consolidated Statements of Financial Condition contained in Item 8 herein.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.  The combined effect of changes in both volume and rate has been allocated proportionately to the change as a result of volume and rate.

RATE/VOLUME ANALYSIS
(dollars in thousands)
	Year Ended September 30,			Year Ended September 30,
	2008 versus 2007			2007 versus 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$9,336	$(7,520)	$1,816	$8,189	$9,119	$17,308
Mortgage-backed securities	3,340	1,715	5,055	(1,818)	913	(905)
Investment securities	475	(389)	86	202	37	239
Other interest-earning assets	84	(312)	(228)	(14)	76	62
Total interest income	13,235	(6,506)	6,729	6,559	10,145	16,704
Interest expense:
Deposit accounts
Checking accounts	23	1,182	1,205	(56)	(198)	(254)
Savings accounts	(51)	(24)	(75)	(98)		(98)
Money market accounts	(162)	(3,213)	(3,375)	1,554	2,565	4,119
Certificate accounts	588	(3,689)	(3,101)	3,965	5,853	9,818
Total deposits	398	(5,744)	(5,346)	5,365	8,220	13,585
Borrowings	8,526	(4,985)	3,541	(1,847)	1,861	14
Total interest expense	8,924	(10,729)	(1,805)	3,518	10,081	13,599
Net interest income	$4,311	$4,223	$8,534	$3,041	$64	$3,105

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level.  Our provision for loan losses was $16.9 million in fiscal 2008 compared to $5.2 million in fiscal 2007 and $4.9 million in fiscal 2006.  The provision was significantly higher in fiscal 2008 than in fiscal 2007 as a result of increased real estate, commercial business and consumer loan charge-offs and as a result of incremental changes in components of the loan portfolio along with changes in the components of classified credits. As a result, the allowance for loan losses was $24.0 million at September 30, 2008 and $15.4 million at September 30, 2007. This represented 1.02% of loans at the end of fiscal 2008 and .72% of loans at the end of fiscal 2007.

Net charge-offs in fiscal 2008 totaled $8.4 million, or .37% of average loans, compared with $4.3 million in fiscal 2007, or .21% of average loans.  Net loan charge-offs of $4.3 million in 2006 resulted in charge-offs to average loans of ..22%.  Charge-offs increased from fiscal 2007 to fiscal 2008 in all categories. Charge-offs decreased slightly from fiscal 2006 to fiscal 2007 as a result of decreasing levels of real estate and  mobile home loan charge-offs offset by increases in commercial business and consumer loan charge-offs.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended September 30.

NON-INTEREST INCOME
(dollars in thousands)

	Years Ended September 30,
	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount	% Change

Net gain (loss) on sale of investment
and mortgage-backed securities	$750	181.95%	$266	5220.00%	$5	(108.93)%
Brokerage fees	2,923	14.58	2,551	(8.14)	2,777	4.95
Commissions on insurance	23,773	13.94	20,865	6.42	19,607	4.90
Other agency income	1,057	(10.50)	1,181	(0.34)	1,185	(10.36)
Service charges and fees on deposit accounts	23,901	10.83	21,566	6.41	20,266	34.63
Mortgage banking income	7,456	75.23	4,255	(14.71)	4,989	13.80
Gains on disposition of assets	1,052	357.39	230	(76.74)	989	(50.08)
Other	1,970	(14.46)	2,303	7.77	2,137	(36.08)
Total non-interest income	$62,882	18.16%	$53,217	2.43%	$51,955	9.69%

Non-interest income increased by $9.7 million, or 18.2%, in fiscal 2008 to $62.9 million from $53.2 million in fiscal 2007.  Principal increases in fiscal 2008 included higher insurance revenues, increasing $2.9 million, higher service charges and fees on deposits, increasing $2.3 million and an increase of $3.2 million in mortgage banking income. Insurance revenues are now the single largest source of other revenues and growth in insurance revenues in fiscal 2008 was principally attributable to expansion in the overall agency system including the acquisition of the Somers-Pardue agency during fiscal 2008. Contingent performance-based insurance revenues totaled approximately $3.2 million in fiscal 2008, $2.9 million in fiscal 2007 and $3.1 million in fiscal 2006, comprising 13.3% of insurance revenues in fiscal 2008, 13.7% of insurance revenues in fiscal 2007, and 14.4% of insurance revenues in fiscal 2006.

Although revenues from non-banking activities have expanded in recent years, service charges and fees on deposit accounts remain a significant component of non-interest income. Comprising 38.0% of non-interest income in fiscal 2008, 40.5% in fiscal 2007 and 39.0% in fiscal 2006, service charges and fees on deposit accounts increased to $23.9 million in fiscal 2008 from $21.6 million in fiscal 2007.  We have expanded sales efforts to increase checking accounts and business checking relationships.

Mortgage banking income was $7.5 million in fiscal 2008, $4.3 million in fiscal 2007 and $5.0 million during 2006. As a result of adopting SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” on October 1, 2006, all separately recognized MSRs created in the securitization or sale of loans after September 30, 2006 are recognized initially at fair value and will be reported in the Consolidated Statement of Operations for the reporting period as a change in the fair value of mortgage servicing rights. During fiscal 2008, we recognized in earnings $2.7 million in net gains on free standing derivatives used to economically hedge the MSR, offset by a decrease in MSR values of $475 thousand.  During fiscal 2007, we recognized earnings of $134 thousand in net losses on free standing derivatives used to economically hedge the MSR, offset by an increase in MSR values of $724 thousand.  During fiscal 2006, the amortization of servicing rights totaled $1.9 million and impairment recovery was $561 thousand. Our adoption of SFAS 156 on October 1, 2006 and the subsequent election to carry the MSR at fair value resulted in no further amortization of servicing rights.

Gains on dispositions of assets were $1.1 million for fiscal 2008 and $230 thousand for fiscal 2007. The majority of the gains in fiscal 2008 and 2007 were for excess properties not expected to be used for branch operations.

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

NON-INTEREST EXPENSE
(dollars in thousands)

			Years Ended September 30,
	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount	% Change

Salaries and employee benefits	$65,282	11.27%	$58,669	7.36%	$54,648	8.57%
Occupancy costs	8,243	24.29	6,632	15.26	5,754	9.96
Marketing	2,408	6.50	2,261	(3.91)	2,353	19.20
Furniture and equipment
expense	5,876	8.69	5,406	9.66	4,930	(1.48)
Amortization of intangibles	617	33.84	461	(3.15)	476	(1.65)
Other	17,884	5.16	17,007	7.81	15,775	13.23
Total non-interest expense	$100,310	10.92%	$90,436	7.74%	$83,936	7.86%

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

Total non-interest expenses increased $9.9 million, or 10.9%, during fiscal 2008. During fiscal 2007, total non-interest expenses increased by $6.5 million, or 7.7%.  During fiscal 2008, we opened two in-store offices in Lowes Grocery Stores and one traditional office, we relocated one office and closed one office, while in 2007 we opened two in-store sales offices in Wal-Mart Supercenters and a Kroger Grocery Store and one traditional office.  Additionally, during fiscal 2006, we opened two in-store sales offices in Wal-Mart Supercenters. Salaries and employee benefits increased $6.6 million, or 11.3% during fiscal 2008, following an increase of $4.0 million, or 7.4% in fiscal 2007.  These increases are principally attributable to staffing for in-store expansion and growth in banking and insurance sales staff, specifically the acquisition of the Somers-Pardue agency.  Our full time equivalent staff numbered 915 at September 30, 2008 compared with 873 at September 30, 2007 and 847 at September 30, 2006.

Occupancy costs of $8.2 million increased by 24.3% during fiscal 2008.  This increase was attributable to financial center office expansion and the reduction of rental income as a result of the major renovations of the building adjacent to the operations center in Charleston.

Furniture and equipment costs of $5.9 million increased by 8.7% during fiscal 2008. This increase was attributable to the major renovations of the operations center in Charleston, the operations center in the north region and the expansion of branch sales offices. Furniture and equipment expense for fiscal 2007 increased slightly from fiscal 2006.

Other non-interest expenses increased $877 thousand, or 5.2%, in fiscal 2008. This increase is partially attributable to an increase in internet banking costs and an increase in our FDIC assessment.  See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this document for additional information regarding Other Expenses. Other non-interest expenses increased $1.2 million, or 7.8%, in fiscal 2007. This was attributable to the overall growth of the branch network and the support services necessary to support that growth. Other expense categories such as marketing expenditures and the amortization of intangibles have not varied materially between fiscal 2008 and the previous two fiscal years.

During fiscal 2007, the FDIC reinstated deposit insurance assessments for the purpose of increasing reserve ratios of the Deposit Insurance Fund.  As an eligible institution, we received a one-time credit of $1.6 million.  In 2008 we exhausted our credit and will begin to incur assessments at the full rate for our institution.  We anticipate that with the changes announced by the FDIC for calendar year 2009 that our assessment base will be in the range of 12 to 14 basis points of total deposits for the first quarter and 8 to 21 basis points quarterly thereafter.

Our efficiency ratio was 64.3% in fiscal 2008, 67.2% in fiscal 2007, and 64.7% in fiscal 2006. First Federal’s efficiency ratio was 58.5% in fiscal 2008, 61.21% in fiscal 2007, and 58.04% in fiscal 2006. Management continues to target lower expense ratios as an important strategic goal.   During the past five years, we have increased our acquisitions of companies that generate higher levels of non-interest revenues.  Insurance agencies have higher efficiency ratios than traditional banking operations.

Income Tax Expense

Income taxes totaled $14.4 million in fiscal 2008, $15.4 million in fiscal 2007, and $15.2 million in fiscal 2006. Our effective tax rate was 38.8% in fiscal 2008, 38.0% in fiscal 2007 and 35.5% in fiscal 2006. In fiscal 2007, due to state tax legislation affecting the treatment of dividends paid by Real Estate Investment Trusts, the Company recorded an additional tax provision of $931 thousand net of federal tax benefit, thereby causing the effective tax rate to increase to 38.0% for fiscal 2007. Without the additional tax provision, the effective tax rate for the Company would have been 35.7%.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial condition, results of operations, or cash flows, except as it relates to potential future acquisitions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc

We have audited the accompanying consolidated statement of financial condition of First Financial Holdings, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Holding, Inc’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2008, expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and, effective January 1, 2008, the provisions of SEC Staff Accounting Bulletin No. 109, “Restatement of SAB No. 105, Application of Accounting Principles to Loan Commitments.”

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

We have audited First Financial Holdings, Inc.’s (a Delaware corporation) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on First Financial Holdings, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended September 30, 2008, and our report dated December 12, 2008, expressed an unqualified opinion and contains an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and SEC Staff Accounting Bulletin No. 109, “Restatement of SAB No. 105, Application of Accounting Principles to Loan Commitments.”

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. and Subsidiaries (the Company) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment, effective October 1, 2005, Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, effective October 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective September 30, 2007.

/s/ KPMG LLP

Raleigh, North Carolina
December 14, 2007

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$62,949	$77,334
Investments available for sale, at fair value	17,095	23,959
Investments held to maturity	2,043	2,042
Investment in capital stock of FHLB	41,832	29,628
Mortgage-backed securities available for sale, at fair value	351,109	297,011
Loans receivable, net of allowance of $23,990 and $15,428	2,324,537	2,134,458
Loans held for sale	8,731	6,311
Residential mortgage servicing rights	12,550	12,831
Accrued interest receivable	12,035	11,538
Office properties and equipment, net	78,738	74,303
Real estate and other assets acquired in settlement of loans	4,286	1,513
Goodwill, net	27,892	21,679
Intangible assets, net	8,349	948
Other assets	21,848	17,815
Total assets	$2,973,994	$2,711,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$175,681	$199,005
Interest bearing	1,675,421	1,655,046
Total deposits	1,851,102	1,854,051
Advances from FHLB	818,000	554,000
Other short-term borrowings	28,813	5,815
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	5,152	5,805
Outstanding checks	11,872	13,854
Accounts payable and other liabilities	29,185	45,738
Total liabilities	2,790,516	2,525,655

Commitments and contingencies (Notes 16 and 20)

Stockholders' equity:
Serial preferred stock, authorized 3,000,000 shares--none issued Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,621,485 and 16,557,695 shares at September 30, 2008 and September 30, 2007, respectively	166	165
Additional paid-in capital	58,338	56,106
Retained income, substantially restricted	244,327	233,820
Accumulated other comprehensive loss, net of income taxes	(15,966)	(1,179)
Treasury stock at cost, 4,929,972 and 4,922,539 shares at September 30,
2008 and September 30, 2007, respectively	(103,387)	(103,197)
Total stockholders' equity	183,478	185,715
Total liabilities and stockholders' equity	$2,973,994	$2,711,370

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006
Interest Income
Interest and fees on loans	$153,540	$151,724	$134,416
Interest on mortgage-backed securities	17,560	12,505	13,410
Interest and dividends on investments	3,434	3,349	3,110
Other	238	466	404
Total interest income	174,772	168,044	151,340
Interest Expense
Interest on deposits
Checking accounts	2,051	846	1,100
Statement and other accounts	697	772	870
Money market accounts	10,869	14,244	10,125
Certificate accounts	37,029	40,131	30,313
Total interest on deposits	50,646	55,993	42,408
Interest on FHLB advances	28,957	24,127	22,561
Interest on borrowed money	3,805	5,094	6,646
Total interest expense	83,408	85,214	71,615
Net interest income	91,364	82,830	79,725
Provision for loan losses	16,939	5,164	4,894
Net interest income after provision for loan losses	74,425	77,666	74,831
Non-Interest Income
Net gain on sale of investment and mortgage-backed securities	750	266	5
Brokerage fees	2,923	2,551	2,777
Commissions on insurance	23,773	20,865	19,607
Other agency income	1,057	1,181	1,185
Service charges and fees on deposit accounts	23,901	21,566	20,266
Mortgage banking income	7,456	4,255	4,989
Gains on disposition of assets	1,052	230	989
Other	1,970	2,303	2,137
Total non-interest income	62,882	53,217	51,955
Non-Interest Expense
Salaries and employee benefits	65,282	58,669	54,648
Occupancy costs	8,243	6,632	5,754
Marketing	2,408	2,261	2,353
Furniture and equipment expense	5,876	5,406	4,930
Amortization of intangibles	617	461	476
Other	17,884	17,007	15,775
Total non-interest expense	100,310	90,436	83,936
Income before income taxes	36,997	40,447	42,850
Income tax expense	14,359	15,375	15,221
Net income	$22,638	$25,072	$27,629

Earnings Per Common Share
Basic	$1.94	$2.10	$2.30
Diluted	1.94	2.07	2.27
Average Number of Shares Outstanding
Basic	11,664	11,929	12,024
Diluted	11,692	12,089	12,190

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total

Balance at September 30, 2005	16,265	$163	$48,298	$204,600	$(3,232)	4,149	$(78,700)	$171,129
Net income				27,629				27,629
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of tax of $215					339			339
Total comprehensive income								27,968
Common stock issued pursuant
to stock option and
employee benefit plans	153	1	3,518					3,519
Stock option tax benefit			223					223
Cash dividends ($.96 per share)				(11,540)				(11,540)
Treasury stock purchased						248	(7,534)	(7,534)
Balance at September 30, 2006	16,418	164	52,039	220,689	(2,893)	4,397	(86,234)	183,765
Net income				25,072				25,072
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of tax of $1,374					2,157			2,157
Total comprehensive income								27,229
Cumulative effect of change for
SFAS 158, net of tax of $249					(443)			(443)
Common stock issued pursuant
to stock option and
employee benefit plans	140	1	3,958					3,959
Stock option tax benefit			109					109
Cash dividends ($1.00 per share)				(11,941)				(11,941)
Treasury stock purchased						526	(16,963)	(16,963)
Balance at September 30, 2007	16,558	165	56,106	233,820	(1,179)	4,923	(103,197)	185,715
Net income				22,638				22,638
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of tax of $9,378					(14,729)			(14,729)
Total comprehensive income								7,909
Change related to employee
benefit plans					(58)			(58)
Common stock issued pursuant
to stock option and
employee benefit plans	64	1	2,169					2,170
Stock option tax benefit			63					63
Cumulative effect of adoption
of FIN 48				(240)				(240)
Cash dividends ($1.02 per share)				(11,891)				(11,891)
Treasury stock purchased						7	(190)	(190)
Balance at September 30, 2008	16,622	$166	$58,338	$244,327	$(15,966)	4,930	$(103,387)	$183,478
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2008	2007	2006
Operating Activities
Net income	$22,638	$25,072	$27,629
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,705	5,404	4,870
Amortization of intangibles	617	461	476
Gain on sale of loans, net	(2,088)	(1,852)	(2,200)
Gain on sale of investments and mortgage-backed securities, net	(750)	(266)	(5)
Gain on sale of property and equipment, net	(1,052)	(230)	(989)
(Gain) loss on sale of real estate owned, net	(9)	51	(36)
Stock compensation expense	829	838	829
Tax benefit resulting from stock options	63	109	223
Amortization of unearned (discounts) premiums on investments, net	(242)	444	1,230
Increase in net deferred loan costs and discounts	(206)	(601)	(175)
(Increase) decrease in receivables and other assets	(1,931)	(2,871)	233
Provision for loan losses	16,939	5,164	4,894
Write downs of real estate and other assets acquired in settlement of loans	18	21	56
Deferred income taxes	(13,503)	(2,540)	(1,881)
Capitalized mortgage servicing rights	(2,390)	(2,280)
Decrease in fair value of mortgage servicing rights	2,671	2,292
Impairment recovery loss from write-down of mortgage servicing rights			(561)
Origination of loans held for sale	(203,350)	(174,200)	(173,180)
Proceeds from sales of loans held for sale	203,018	174,719	180,061
Increase (decrease) in accounts payable and other liabilities	5,406	(3,867)	5,733
Net cash provided by operating activities	32,383	25,868	47,207
Investing Activities
Proceeds from maturity of investments available for sale	1,179	8,479	8,132
Proceeds from sales of investment securities available for sale	750	2,973	19,555
Net purchases of investment securities available for sale	(2,389)	(5,891)	(29,253)
Net purchases of investment securities held to maturity		(2,042)
Purchase of FHLB stock	(12,204)	(3,655)	(808)
Increase in loans, net	(213,099)	(87,440)	(188,407)
Loan participations purchased	(1,661)		(337)
Proceeds from sales of mortgage-backed securities available for sale			3,314
Repayments on mortgage-backed securities available for sale	75,754	73,312	87,641
Purchases of mortgage-backed securities available for sale	(145,644)	(70,603)	(44,171)
Proceeds from sales of real estate owned	5,166	4,905	4,198
Purchase of insurance subsidiaries and performance payments	(18,193)	(382)	(204)
Net purchase of office properties and equipment	(9,088)	(23,397)	(8,084)
Net cash used in investing activities	(319,429)	(103,741)	(148,424)
Financing Activities
Net (decrease) increase in checking, passbook and money market accounts	(21,192)	(26,846)	51,711
Net increase in certificates of deposit	18,243	57,869	114,245
Net proceeds of FHLB advances	264,000	89,000	13,000
Net decrease in securities sold under agreements to repurchase		(68,755)	(60,082)
Net Increase (decrease) in other borrowings	22,998	4,994	(5)
(Increase) decrease in advances by borrowers for taxes and insurance	(653)	64	(72)
Change related to employee benefit plans	(58)	(443)
Proceeds from exercise of stock options	1,341	3,121	2,690
Tax benefit resulting from stock options	63	109	223
Dividends paid	(11,891)	(11,941)	(11,540)
Treasury stock purchased	(190)	(16,963)	(7,534)
Net cash provided by financing activities	272,661	30,209	102,636
Net (decrease) increase in cash and cash equivalents	(14,385)	(47,664)	1,419
Cash and cash equivalents at beginning of period	77,334	124,998	123,579
Cash and cash equivalents at end of period	$62,949	$77,334	$124,998
Supplemental disclosures:
Cash paid during the period for:
Interest	$84,419	$84,634	$67,864
Income taxes	20,666	17,440	15,327
Loans foreclosed	9,687	5,443	5,420
Loans securitized into mortgage-backed securities			2,221
Unrealized (loss) gain on securities available for sale, net of income tax	(14,729)	2,157	339

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Financial, its wholly-owned thrift subsidiary, First Federal, and our other wholly-owned subsidiaries, First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. and First Southeast Investor Services, Inc.  Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and our other wholly-owned subsidiaries and variable interest entities where First Financial is the primary beneficiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  We operate as two business segments; banking and insurance.  Beginning in fiscal year 2004, the insurance segment met the criteria for a reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Controlling Financial Interest

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal. North Central Apartments, LP qualifies as a VIE (variable interest entity) of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. First Financial’s wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE (variable interest entity) for First Financial and is not the primary beneficiary. Accordingly, the accounts of this entity are not included in our consolidated financial statements.

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
September 30, 2008, 2007 and 2006

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

Real Estate

Real estate acquired through foreclosure is carried at the lower of cost or fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and write-downs are recorded through earnings when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from our acquisitions.  Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to fifteen years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit.  Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

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

Our other comprehensive income (loss) for the years ended September 30, 2008, 2007 and 2006 and accumulated other comprehensive income (loss) as of September 30, 2008, 2007 and 2006 are comprised of unrealized gains and losses on certain investments in debt and equity securities and cumulative effect of adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Other comprehensive income (loss) for the years ended September 30, 2008, 2007 and 2006 follows:

	Years Ended September 30,
	2008	2007	2006
Unrealized holding gains (losses) arising during period, net of tax	$(14,567)	$2,322	$342
Less: reclassification adjustment for realized gains (losses),
net of tax	162	165	3
Unrealized gains (losses) on securities available for sale,
net of applicable income taxes	$(14,729)	$2,157	$339

Change related to employee benefit plans	$(58)	$(443)

Share Based Payment Arrangements

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
September 30, 2008, 2007 and 2006

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were adopted October 1, 2007. Additional disclosures required by FIN 48 are included in Note 17 of the Notes to Consolidated Financial Statements.

SAB No. 109, Restatement of SAB No. 105, Application of Accounting Principles to Loan Commitments

In November 2007, SEC Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We applied the provisions of SAB 109 in the quarter ended March 31, 2008 with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 17).

NOTE 2.  Acquisitions

On April 10, 2008, First Financial Holdings, Inc. acquired the assets of Somers-Pardue Agency (“Somers-Pardue”), an independent insurance agency based in Burlington, North Carolina. Somers-Pardue is a general insurance agency.  The acquisition was $18.8 million of which $6.2 million was recorded as goodwill and $8.0 million was recorded as an intangible. In addition, the principal of Somers-Pardue has a right to receive future payments of $7.3 million based on financial performance.

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
September 30, 2008, 2007 and 2006

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

On January 29, 2004, First Financial Holdings, Inc. acquired the following companies: The Kimbrell Company, Inc.; The Kimbrell Company, Inc./Florida; Preferred Markets, Inc.; Preferred Markets, Inc./Florida; and Atlantic Acceptance Corporation.  The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market.  Non-standard markets offer coverage to customers that have unusual or high-risk exposures.  The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets.  Atlantic Acceptance Corporation is an insurance premium finance company.  The acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of the Kimbrell companies were recorded at their estimated fair values as of the merger date.  First Financial acquired tangible assets of $4.4 million, assumed liabilities totaling $4.4 million, recorded goodwill of $5.2 million and recorded a customer list intangible of $908 thousand.  The customer list intangibles are amortized on a straight-line basis over its estimated useful life of up to fifteen years. In addition, the principals of the Kimbrell companies have a right to receive future payments based on financial performance through calendar year 2008, which if earned in full and paid would increase goodwill by $2.4 million. Of this, $498 thousand was paid and added to goodwill during fiscal 2005, there were no payments in fiscal 2006, $105 thousand was paid and added to goodwill during fiscal 2007, and there were no payments in fiscal 2008. The results of all acquisitions have been included in our consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 3.  Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for other income and other expenses included in non-interest income and non-interest expense for the years ended September 30:

	Years Ended September 30,
	2008	2007	2006
Other Income
Other income
Credit card fee income	$858	$796	$759
Real estate operations, net	(528)	(641)	(607)
Trust revenues	973	1,077	830
Other	667	1,071	1,155
Total other income	$1,970	$2,303	$2,137

Non-Interest Expense
Other expense
Communications expense	$1,465	$1,397	$1,245
Postage	1,576	1,603	1,362
Courier expense	690	679	623
Office supplies	512	533	448
Printing and forms	535	586	652
Travel and accommodations	601	846	647
Legal and auditing	1,456	1,158	1,236
Management and consulting fees	778	634	755
Directors' fees	348	508	586
Other	9,923	9,063	8,221
Total non-interest expense	$17,884	$17,007	$15,775

NOTE 4.  Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,
	2008	2007
Cash working funds	$31,122	$30,949
Non-interest-earning demand deposits	5,376	8,260
Deposits in transit	17,214	26,190
Interest-earning deposits	9,237	11,935
Total	$62,949	$77,334

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 5.  Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale and held to maturity and mortgage-backed securities available for sale are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$6,007	$115		$6,122
State and municipal obligations	450		$31	419
Corporate securities	18,908		8,354	10,554
	25,365	115	8,385	17,095
Mortgage-backed securities:
FHLMC	31,421	584		32,005
FNMA	31,411	97	34	31,474
GNMA	60,048	719	44	60,723
CMOs	150,725	121	6,753	144,093
Non-Agency MBSs	94,548		11,734	82,814
	368,153	1,521	18,565	351,109
Total	$393,518	$1,636	$26,950	$368,204

Securities held to maturity

State and municipal obligations	$2,043	$-	$224	$1,819

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$6,015	$57		$6,072
State and municipal obligations	450	1		451
Corporate securities	17,701	6	$271	17,436
	24,166	64	271	23,959
Mortgage-backed securities:
FHLMC	20,150	108		20,258
FNMA	45,473	20	250	45,243
GNMA	75,332	7	82	75,257
CMOs	62,331	142	341	62,132
Non-Agency MBSs	94,723	197	799	94,121
	298,009	474	1,472	297,011
Total	$322,175	$538	$1,743	$320,970

Securities held to maturity

State and municipal obligations	$2,042	$4	$14	$2,032

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008
	Amortized Cost	Fair Value
Securities available for sale

Due within one year	$6,007	$6,122
Due after five years through ten years	1,008	848
Due after ten years	18,350	10,125
	25,365	17,095
Mortgage-backed securities	368,153	351,109
Total	$393,518	$368,204

Securities held to maturity
Due after ten years	$2,043	$1,819

Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $750 thousand in fiscal 2008 resulting in a gross realized gain of $750 thousand.  Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $3.0 million in fiscal 2007 resulting in a gross realized gain of $266 thousand. Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $22.9 million in fiscal 2006 resulting in a gross realized gain of $5 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and 2007, are as follows:

	Less than 12 Months			12 Months or Longer			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale

September 30, 2008
U.S. Government agency mortgage-backed securities	7	$29,260	$110				7	$29,260	$110
Collateral mortgage obligations	11	124,316	6,753				11	124,316	6,753
Other mortgage-backed securities	10	59,205	8,204	8	$23,610	$3,529	18	82,815	11,733
Corporate securities	7	3,080	2,948	11	4,986	5,406	18	8,066	8,354
Total temporarily impaired	35	$215,861	$18,015	19	$28,596	$8,935	54	$244,457	$26,950

Securities held to maturity
Municipal obligations	2	$1,819	$224				2	$1,819	$224

Securities available for sale
September 30, 2007
U.S. Government agency mortgage-backed securities	4	$23,007	$1	13	$92,605	$331	17	$115,612	$332
Collateral mortgage obligations	1	12,319	26	4	21,304	315	5	33,623	341
Other mortgage-backed securities	2	10,576	71	10	44,061	728	12	54,637	799
Corporate securities	9	8,046	37	2	2,178	234	11	10,224	271
Total temporarily impaired	16	$53,948	$135	29	$160,148	$1,608	45	$214,096	$1,743

Securities held to maturity
Municipal obligations	1	$886	$14				1	$886	$14

At September 30, 2008, we had 56 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies and mortgage-backed securities summarized above were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as, liquidity.  As of September 30, 2008, 14 of our 19 corporate securities were placed on credit watch by S&P.  We have the intent and the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We did determine that one investment was other than temporarily impaired at September 30, 2008, and recorded a charge to earnings of $486 thousand to write it down to fair value. We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 6.  Federal Home Loan Bank Capital Stock

First Federal, as a member institution of the Federal Home Loan Banks of Atlanta and Boston, is required to own capital stock in the FHLB of Atlanta and Boston based generally upon a membership-based requirement and an activity based requirement.  FHLB capital stock is pledged to secure FHLB advances.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value. The carrying value (which approximates fair value) of this stock was $41.8 million at September 30, 2008 and $29.6 million at September 30, 2007.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 7.  Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Years Ended September 30,
	2008	2007	2006
Weighted average number of common shares used in basic EPS	11,664,116	11,928,547	12,024,226
Effect of dilutive stock options	28,150	160,640	165,340
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,692,266	12,089,187	12,189,566

There were 769,484 option shares for fiscal year 2008, 477,079 option shares for fiscal year 2007 and 128,217 option shares for fiscal 2006, that were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

NOTE 8.  Loans Receivable

Loans receivable consisted of the following:

	September 30,
	2008	2007
Real estate - residential mortgages (1-4 family)	$888,016	$870,009
Real estate - residential construction	91,646	110,375
Commercial secured by real estate including multi-family	371,675	294,232
Commercial financial and agricultural	88,694	81,846
Land	260,263	231,415
Home equity loans	321,952	263,922
Mobile home loans	222,375	199,349
Credit cards	16,125	14,775
Other consumer loans	139,244	138,719
	2,399,990	2,204,642
Less:
Allowance for loan losses	23,990	15,428
Loans in process	53,398	56,485
Net deferred loan costs and discounts on loans	(1,935)	(1,729)
	75,453	70,184
Total	$2,324,537	$2,134,458

Residential real estate loans are net of whole loans and participation loans sold and serviced for others in the amount of $1.0 billion at September 30, 2008 and $1.0 billion at September 30, 2007.

Non-accrual loans and loans 90 days past due and still accruing are summarized as follows:

	September 30,
	2008	2007
Non-accrual loans	$20,557	$6,087
Loans past due 90 days and still accruing	76	49
Total	$20,633	$6,136

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $1.5 million for the year ended September 30, 2008, $424 thousand for the year ended September 30, 2007 and $284 thousand for the year ended September 30, 2006.  Recorded interest income on these loans was $586 thousand for fiscal 2008, $109 thousand for fiscal 2007, and $83 thousand for fiscal 2006.

  An analysis of changes in the allowance for loan losses is as follows:

	Years Ended September 30,
	2008	2007	2006
Balance, beginning of period	$15,428	$14,681	$14,155
Charge-offs	(9,240)	(5,038)	(5,125)
Recoveries	863	621	757
Net charge-offs	(8,377)	(4,417)	(4,368)
Provision for loan losses	16,939	5,164	4,894
Balance, end of period	$23,990	$15,428	$14,681

Impaired loans totaled $6.0 million at September 30, 2008 and $2.9 million at September 30, 2007.   The impaired loans at September 30, 2008 are carried at or below fair value.  The average recorded investment in impaired loans was $2.8 million for the year ended September 30, 2008, $1.3 million for the year ended September 30, 2007 and $871 thousand for the year ended September 30, 2006.  No interest income was recognized on loans while categorized as impaired loans in fiscal 2008, 2007 or 2006.

During fiscal 2008 and 2007, we did not securitize any portfolio loans. During fiscal 2006, we securitized $2.2 million of portfolio loans and reclassified them as securities available for sale. In accordance with SFAS No. 140, no gain was recognized related to the securitization.

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

Residential one-to-four family real estate loans amounted to $896.7 million at September 30, 2008 and $876.3 million at September 30, 2007.

Commercial real estate loans including multi-family residential loans totaled $371.7 million at September 30, 2008 and $294.2 million at September 30, 2007.  Land and lot loans totaled $260.3 million at September 30, 2008 and $231.4 million at September 30, 2007.  These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties.  Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area. Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of First Federal’s capital.  The maximum amount outstanding to any one borrower was $29.9 million at September 30, 2008 and $21.2 million at September 30, 2007.

NOTE 9.  Office Properties and Equipment

Office properties and equipment are summarized as follows:

	September 30,
	2008	2007
Land	$25,253	$25,416
Buildings and improvements	51,178	46,603
Furniture and equipment	34,473	32,732
Leasehold improvements	8,446	6,259
	119,350	111,010
Less, accumulated depreciation and amortization	(40,612)	(36,707)
Total	$78,738	$74,303

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 10.  Goodwill and Intangible Assets

The following summarizes the carrying amount of goodwill related to insurance operations acquired:

	September 30,
	2008	2007
Balance at beginning of year	$21,679	$21,368
Goodwill acquired during year	6,213	311
Balance at end of year	$27,892	$21,679

The following summarizes the carrying amount of customer list intangibles related to insurance operations acquired:

	September 30,
	2008	2007
Customer list	$11,734	$3,716
Less accumulated amortization	(3,385)	(2,768)
Balance at end of year	$8,349	$948

Goodwill increased during fiscal 2008 as a result of the purchase of assets of Somers-Pardue Agency, Burlington, North Carolina for $18.8 million of which $292 thousand was recorded as cash, $1.6 million in net receivables, $6.2 million was recorded as goodwill, $8.0 million as an intangible, $4.0 million as a deferred tax asset and $1.3 million in net payables were assumed.

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

Amortization of intangibles was $617 thousand in fiscal 2008, $461 thousand in fiscal 2007 and $476 thousand in fiscal 2006.  We expect to record amortization expense related to intangibles of $727 thousand for fiscal 2009, $652 thousand for fiscal 2010, $632 thousand for fiscal 2011, $625 thousand for fiscal 2012, $625 thousand for fiscal 2013 and an aggregate of $5.1 million for all years thereafter.

NOTE 11.  Mortgage Servicing Rights

 Our portfolio of residential mortgages serviced for others was $1.0 billion at September 30, 2008 and $1.0 billion at September 30, 2007. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in earnings during the period in which they occur.

The amount of contractually specified servicing fees earned by the Company during the twelve months ended September 30, 2008 were $2.7 million and for the twelve months ended September 30, 2007 were $2.5 million.  We report contractually specified servicing fees in mortgage banking income in the consolidated statements of operations.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Changes in fair value of capitalized MSRs for the twelve months ended September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
Balance at beginning of period	$12,831	$12,843
Additions
Servicing assets that resulted from transfers of financial assets	2,390	2,280
Change in fair value:
Due to change in valuation inputs or assumptions	(1,234)	(584)
Due to change in decay	(1,430)	(1,698)
Other	(7)	(10)
Balance at end of period	$12,550	$12,831

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the twelve months ended September 30, 2008, we recognized in earnings $2.7 million in net gains on free standing derivatives used to economically hedge the MSRs. These net gains are recorded in loan servicing operations, net, in the Consolidated Statements of Operations.

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

Residential
Mortgage Servicing Rights
For the year ended
September 30, 2008
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$12,550
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.9%
Adjustable-rate mortgage loans	2.1%
Total	100.0%
Constant Prepayment Rate (CPR)	9.3%
Weighted Average Portfolio Rate	5.9%
Discount rate	10.5%
Fair Market Value Change as assumptions change
.50%	7.3%
.25	4.0%
Flat (Base Case)
(.25)	-4.4%
(.50)	-10.0%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 12.  Real Estate and Other Assets Acquired in Settlement of Loans

Our real estate and other assets acquired in settlement of loans are summarized as follows:

	September 30,
	2008	2007
Real estate acquired in settlement of loans	$3,384	$709
Other assets acquired in settlement of loans	902	804
Total	$4,286	$1,513

Real estate operations (included in other income) are summarized as follows:

	Years Ended September 30,
	2008	2007	2006
Gains (losses) on sale of real estate	$9	$(51)	$36
Provision charged as a write-down to real estate	(18)	(21)	(56)
Expenses	(519)	(572)	(592)
Rental income		3	5
Total	$(528)	$(641)	$(607)

NOTE 13.  Deposit Accounts

The deposit balances and related rates were as follows:

	September 30,
	2008		2007
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non-interest-bearing demand accounts	$175,681		$199,005
Interest-bearing checking accounts	298,619	0.64%	257,040	0.45%
Statement and other accounts	129,466	0.45	133,201	0.55
Money market accounts	345,328	2.38	381,040	3.98
	949,094	1.13	970,286	1.76
Certificate accounts:
Fixed-rate	880,815	3.72	850,580	4.83
Variable-rate	21,193	2.15	33,185	4.17
	902,008	3.68	883,765	4.80
Total	$1,851,102	2.37%	$1,854,051	3.21%

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Scheduled maturities of certificate accounts were as follows:

	September 30,
	2008	2007
Within one year	$637,486	$725,398
Over one to two years	126,772	81,439
Over two to three years	86,833	22,617
Over three to four years	27,757	24,629
Over four to five years	23,125	29,620
Thereafter	35	62
Total	$902,008	$883,765

We have pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $115.7 million at September 30, 2008 and $97 million at September 30, 2007, to secure deposits by various entities.

Time deposits with balances equal to or exceeding $100 thousand totaled $343.2 million at September 30, 2008 and $344.2 million at September 30, 2007.

NOTE 14.  Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following:

	September 30,
	2008		2007
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
One year	$393,000	3.25%	$254,000	5.16%
Two years	125,000	6.31
Three years	75,000	3.50	125,000	6.31
Four years	25,000	4.68
Five years			25,000	4.68
Seven years	50,000	3.41
Eight years	75,000	4.13	50,000	3.41
Nine years	25,000	4.53	75,000	4.13
Ten years	50,000	3.47	25,000	4.53
Total	$818,000	3.93%	$554,000	5.07%

As collateral for our advances, we have pledged, in the form of blanket liens, eligible single-family loans, home equity lines of credit, second mortgages and specific securities in the amount of $1.09 billion as of September 30, 2008. At September 30, 2007, we have pledged, in the form of blanket liens, eligible single-family loans, home equity lines of credit and second mortgages, in the amount of $991.2 million.  In addition, all of our FHLB stock is pledged as of September 30, 2008 and 2007.  Advances are subject to prepayment penalties.  Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $250 million callable in fiscal 2009, with a weighted average rate of 4.70% and $50 million callable in fiscal 2011, with a weighted average rate of 3.47%. During fiscal 2008, the FHLB did  not exercise any of  the call provisions. During fiscal 2007, the FHLB exercised the call provisions on a $25 million advance with a rate of 3.67% and a second $25 million advance with a rate of 3.51%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 15.  Other Short-term Borrowings

Borrowings and their related weighted average interest rates were:

	September 30,
	2008		2007
	Balance	Rate	Balance	Rate
Bank Line of Credit	$28,000	4.29%	$5,000	6.70%
Other borrowings	813	2.71	815	2.70
	$28,813	4.25%	$5,815	6.14%

Securities sold under agreements to repurchase are agreements in which we acquire funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.

The Company has a $35 million funding line of credit with another bank. At September 30, 2008, $28 million had been drawn down on the line. The rate on the line is indexed to LIBOR.

Other borrowings consist of notes payable by our subsidiaries.  One subsidiary has multiple notes payable to a South Carolina non-profit organization with balances totaling $813 thousand at September 30, 2008 and 2007.  Repayment terms are based on cash flows of the underlying project. The remaining $2 thousand at September 30, 2007 represents a subsidiary’s loan secured by property and equipment with another bank, which was paid off during fiscal 2008.

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

Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $ 1.4 million at September 30, 2008 and $ 1.5 million at September 30, 2007 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $55 thousand for fiscal 2008 and $53 thousand for fiscal 2007. See Footnote 1, Principles of Consolidation, for further discussion.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 17.  Income Taxes

Income tax expense attributable to continuing operations is comprised of the following:

Years Ended September 30,	Federal	State	Total
2008
Current	$26,288	$1,574	$27,862
Deferred	(13,100)	(403)	(13,503)
Total	$13,188	$1,171	$14,359
2007
Current	$15,773	$2,142	$17,915
Deferred	(2,557)	17	(2,540)
Total	$13,216	$2,159	$15,375
2006
Current	$16,889	$213	$17,102
Deferred	(2,067)	186	(1,881)
Total	$14,822	$399	$15,221
A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows:

	Years Ended September 30,
	2008	2007	2006
Expected federal income tax expense	$12,949	$14,157	$14,998
Increases (reductions) in income taxes resulting from:
Tax exempt income	(125)	(108)	(64)
State income tax expense, net of federal income tax effect	1,570	1,404	260
Other, net	(35)	(78)	27
Total	$14,359	$15,375	$15,221
Effective tax rate	38.8%	38.0%	35.5%

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

Recent state legislation amended the corporate tax law, retroactive to January 1, 2007, affecting the treatment of dividends paid by Real Estate Investment Trusts (REITS). As a result of the enactment of this legislation, in fiscal 2007, the Company recorded an additional tax provision of $931 thousand net of the federal tax benefit, thereby reducing diluted earnings per share and increasing the effective tax rate to approximately 38.0%.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	September 30,
	2008	2007
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$9,339	$5,980
Expenses deducted under economic performance rules	624	426
Net operating loss carryforward	103	111
Post retirement benefits	705	383
SFAS 158		249
Unrealized loss on securities available for sale	9,846	468
Other	1,150	1,229
Total gross deferred tax assets	21,767	8,846

Deferred tax liabilities:
FHLB stock dividends deferred for tax purposes	1,704	1,704
Loan fee income adjustments for tax purposes	3,582	3,500
Expenses deducted under economic performance rules	838	837
Excess carrying value of assets acquired for financial reporting purposes over tax basis	11,219	7,361
Book over tax basis on intangibles	(5,461)	1,393
Book over tax basis in subsidiary	-	6,646
Other	(95)	58
Total gross deferred tax liabilities	11,787	21,499
Net deferred asset (liability)	$9,980	$(12,653)

A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available for sale.  The related current period tax expense of $9.1 million has been recorded directly to stockholders’ equity.  The balance of the change in the net deferred tax liability results from current period deferred tax benefit of $13.5 million.

Under SFAS No. 109, deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards.  A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods.  Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.  There was no valuation allowance for deferred tax assets as of September 30, 2008 and 2007. It is management’s belief that realization of the deferred tax asset is more likely than not.

The consolidated financial statements at September 30, 2008 and 2007 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 18.  Share-Based Payment Arrangements

At September 30, 2008, we had several share-based payment plans for employees, which are described below.   Prior to October 1, 2005, we had elected to continue using the fair value method of valuation as presented under Accounting Principles Board (“APB”) Opinion 25.  Effective October 1, 2005, we adopted the provisions of SFAS 123 (R). The total compensation cost of share-based payment plans during the twelve months ended September 30, 2008 was $829 thousand and for the twelve months ended September 30, 2007 was $838 thousand. The amount of related income tax benefit recognized in income during the twelve months ended September 30, 2008 was $4 thousand and for the twelve months ended September 30, 2007 was $95 thousand resulting in a $825 thousand reduction in net income for 2008 and $743 thousand for 2007.

Employee Share Option Plans

At the January 25, 2007 annual meeting, shareholders ratified the adoption of the 2007 Equity Incentive Plan (“2007 EIP”). The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. Share option grants, stock appreciation rights and restricted stock awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc. at the date of grant. The share option awards, stock appreciation rights and restricted awards generally become exercisable in full at the time of the grant or at such other times and in such installments as may be specified in the agreement.  The 2007 EIP provides for accelerated vesting if there is a change in control, as defined in the plan. Share options granted under the plan that remain outstanding totaled 251,231 at September 30, 2008. The Plan has 423,769 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at September 30, 2008.

Our 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allowed for the grant of tax-qualified incentive share options or non-qualified share options to its employees. Share option awards were granted with an exercise price equal to the market price of First Financial Holdings, Inc.'s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they were awarded based on previous service to the Company.  Share options were granted with varying contractual terms but the maximum term is a ten year term. Share options granted under the Plans that remain outstanding totaled 558,285 at September 30, 2008.  Although the 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 61,425 shares available for grant at September 30, 2008, upon ratification of the 2007 EIP, all grants will use shares available from the 2007 EIP.

The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan  (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of our common stock on the first day of each fiscal year. These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans. The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans). Share options granted under the Director Plans that remain outstanding totaled 76,228 at September 30, 2008. The 2004 Stock Option-for-Fees Plan has 126,604 shares available for grant at September 30, 2008. However, as of the ratification of the 2007 EIP the shares available for the Director Plans will not be used as all future grants will use shares available from the 2007 EIP.

Compensation cost is measured using the fair value method for employee awards.  The fair value of each share option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatility of our common shares. The expected term of stock options granted differs for certain groups of employees exhibiting different post-vesting behaviors. For share options under the Plans, we are basing the expected term on the simplified method which is the simple average between contractual term and vesting period.  For share options under the Director Plans, the expected term is based on the term of each option which is also the date that the related deferred compensation is payable per election of individual directors.  The risk-free rate is based on the expected term of share options and the applicable U.S. Treasury yield curve in effect at the time of grant. During May of fiscal 2007, options for 108,000 shares were issued which will vest based on the attainment of certain three year goals for the consolidated efficiency ratio. The first determination period was the twelve months ended March 31, 2008. We did not attain the first year goal, however attainment of subsequent year goals can be retroactively applied. A summary of assumptions used to determine the fair value of options granted during the twelve months ended September 30, 2008 and 2007 is presented below:

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

	September 30,	September 30,
	2008	2007

Expected volatility	34.5% - 40.5%	31.4% - 35.6%
Weighted-average volatility	35.4%	32.6%
Expected dividends	3.85%	2.68%
Expected term (years)	3.75	1.0 - 7
Risk-free rate	3.2% - 3.5%	4.5% - 4.8%

A summary of stock option activity under the 2007 EIP, Plans and Director Plans as of September 30, 2008 and changes during the twelve months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2007	881,303	27.30
Granted	134,120	27.33
Exercised	(64,071)	18.31
Forfeited or expired	(65,608)	28.83
Outstanding at September 30, 2008	885,744	27.85	2.93	989
Exercisable at September 30, 2008	593,154	26.74	3.36	920

Stock options outstanding and exercisable as of September 30, 2008, are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price
$10.13 / $13.63	13,601	1.64	$12.54	13,601	$12.54
$14.00 / $16.88	33,629	2.05	14.67	33,629	14.67
$17.00 / $19.25	56,287	0.73	18.00	56,287	18.00
$20.77 / $23.90	114,802	3.83	23.24	105,363	23.26
$24.55 / $28.50	240,539	2.00	26.73	99,413	25.84
$29.35 / $31.90	96,637	2.12	30.86	58,852	30.51
$32.28 / $38.71	330,249	4.07	33.03	226,009	32.60
	885,744	2.93	$27.85	593,154	$26.74

The weighted-average grant-date fair value of share options granted during the twelve months ended September 30, 2008 was $6.21. The total intrinsic value of share options exercised during the twelve months ended September 30, 2008 was $427 thousand.

As of September 30, 2008, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Share Plans and at September 30, 2007 there was $1.5 million of total unrecognized compensation costs. That cost is expected to be recognized over a weighted-average period of .9 years at September 30, 2008 and 1.4 years at September 30, 2007. The total original fair-value of shares vested during the twelve months ended September 30, 2008 was $500 thousand and $429 thousand at September 30, 2007.  The total compensation costs recognized during the twelve months ended September 30, 2008 was $829 thousand and $838 thousand for the twelve months ended September 30, 2007, as the cost is generally recognized over the service period on a straight line basis.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

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

Cash received from share option exercises totaled $1.3 million during the twelve months ended September 30, 2008 and $3.1 million for the twelve months ended September 30, 2007.  The actual tax benefit realized for the tax deductions from option exercises totaled $63 thousand for the twelve months ended September 30, 2008 and $109 for the twelve months ended September 30, 2007.  We issue shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

Performance Equity Plan for Non-Employee Directors

On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the "PEP Plan"). The purpose of the PEP Plan is to provide non-employee directors with an opportunity to increase their equity interest in First Financial if First Financial and First Federal attain specific financial criteria. Performance targets for the 2007 year resulted in the awarding of 0 shares in the year 2008 to the directors serving First Financial and the subsidiaries and 3,385 shares awarded in the year 2007 for targets in 2006. A maximum of 60,000 shares are reserved for issuance under the PEP Plan. As of September 30, 2008, 52,803 shares were available for future issuance.

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

Our matching contribution charged to expense was $1.6 million for the year ended September 30, 2008, $1.6 million for the year ended September 30, 2007 and $1.5 million for the year ended September 30, 2006.

The Sharing Thrift Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a Profit Sharing Contribution dependent on the profitability of First Financial.  Employees become vested in Profit Sharing Contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over.  Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds.  Expenses related to the Plan during fiscal 2008 totaled $1.5 million, fiscal 2007 totaled $1.5 million and fiscal 2006 totaled $1.5 million.

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
September 30, 2008, 2007 and 2006

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

The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Operations for the year ended September 30, 2008 or any prior year presented. Below is a summary presentation of the incremental adjustments for the other postretirement benefit plans made to individual line items of the Company’s Consolidated Statements of Condition for September 30, 2008 upon the adoption of SFAS No. 158:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other Assets
Deferred income taxes		$310	$310
Other Liabilities
Accrued benefit plan liability	$959	810	1,769
Net accumulated other comprehensive loss	$(959)	$(500)	$(1,459)

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated:

	September 30,
	2008	2007
Change in benefit obligation:
Benefit obligation at October 1	$1,676	$1,667
Interest cost	113	89
Plan participants’ contribution	433	8
Actuarial loss (gains)	(74)	118
Benefit payments	(370)	(230)
less: Medicare D Subsidy Receivable	34	24
Benefit obligation at September 30	$1,812	$1,676
Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	349	222
Plan participants’ contributions	21	8
Benefit payments	(370)	(230)
Fair value of plan assets at September 30	$-	$-

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at September 30, 2008 and 2007 are as follows:

	Postretirement Benefits
	2008	2007
Discount rate	7.43%	6.00%

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended September 30 includes the following components:

	Postretirement Benefits
	2008	2007
Service cost - benefits earned during the year	$9	$3
Interest cost on projected benefit obligation	112	89
Net amortization and deferral of loss (gain)	79	79

Net pension cost included in employee benefit expense	$200	$171

The Company revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Benefit Payments

Presented below are the estimated future benefit payments:

Post-
Retirement
Benefits
2009	$289
2010	178
2011	180
2012	187
2013	191
2014-2018	894

NOTE 20.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $67.1 million at September 30, 2008.  These were principally single-family loan commitments.  Outstanding undisbursed closed construction loans amounted to $61.1 million.  Other loan commitments totaled $2.6 million at September 30, 2008.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

We originate and service mortgage loans.  All of our loan sales have been without provision for recourse.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $334.8 million at September 30, 2008, $365.6 million at September 30, 2007 and $345.7 million at September 30, 2006.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of September 30, 2008, we believe there is no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2008 was $2.3 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitments to originate fixed rate conforming loans totaled $20.7 million at September 30, 2008.  It is anticipated 65% of these loans will close totaling $13.5 million. The fair value of the $13.5 million is a liability of $16 thousand at September 30, 2008. The off-balance sheet obligations under the above derivative instruments totaled $20.6 million at September 30, 2008 with a fair value adjustment of an asset of $137 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSRs. During the fiscal year ended September 30, 2008, gross MSRs values decreased $1.2 million due to interest rate movements, while hedge gains totaled $2.7 million. The notional value of our off-balance sheet positions as of September 30, 2008 totaled $87 million with a fair value of a liability of $749 thousand.

Lease Commitments

We occupy office space and land under leases expiring on various dates through 2034.  Minimum rental commitments under non-cancelable operating leases are as follows:

September 30, 2008
One year	$1,977
Two years	1,492
Three years	1,232
Four years	1,123
Five years	849
Thereafter	3,777
Total	$10,450

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Rental expenses under operating leases were $2.0 million for the year ended September 2008, $2.1 million for the year ended September 2007 and $1.9 million for the year ended September 2006.

NOTE 21.   Loan Sales

First Federal had loan and participation sales of approximately $200.9 million during the fiscal year ended September 30, 2008 and $172.9 million in the fiscal year ended September 30, 2007.  During the June 2008 quarter we began selling loans to the FHLB of Boston. Approximately, $58.3 million of loan sales in fiscal 2008 were to the FHLB of Boston and $81.9 million were to the FHLB of Atlanta, while $118.1 million of loan sales in fiscal 2007 were to the FHLB of Atlanta.

We currently transfer closed mortgage loans to the FHLB of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint. Prior to the June 2008 quarter, we transferred closed mortgage loans to the FHLB of Atlanta. The FHLB of Atlanta discontinued the MPF program during the second quarter of fiscal 2008.

The credit risk is shared between First Federal and the FHLB by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a "first loss" account (“FLA”) established by the FHLB. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from the First Federal’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of the First Federal’s credit enhancement obligation. The MPF program requires AA pool policy insurers, as there are none, this program has been suspended.

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

Prior to October 1, 2006, servicing of the loans sold to FHLB of Atlanta were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156.  Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase and South Carolina Housing Authority. We retained all servicing of loans sold except for sales to CitiMortgage, JPMorgan Chase Bank and South Carolina State Housing Authority.

Note 22.  Stockholders’ Equity, Dividend Restrictions and Other Regulatory Matters

Our ability to pay dividends depends primarily on the ability of First Federal and our other subsidiaries to pay dividends to us.  First Federal is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  First Federal’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined).  Management believes, as of September 30, 2008, that First Federal meets all capital adequacy requirements to which it is subject.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

As of September 30, 2008, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core (“leverage”) ratios as set forth in the table.  There are no conditions or events since that date that management believes have changed the institution’s category.

First Federal’s actual capital amounts and ratios at September 30, 2008 and 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Tangible capital (to Total Assets)	$215,844	7.32%	$43,876	1.50%
Core capital (to Total Assets)	215,844	7.32	117,937	4.00	$147,421	5.00%
Tier I capital (to Risk-based Assets)	215,844	9.75			131,735	6.00
Risk-based capital (to Risk-based Assets)	235,961	10.75	175,647	8.00	219,559	10.00

As of September 30, 2007
Tangible capital (to Total Assets)	$197,125	7.38%	$40,054	1.50%
Core capital (to Total Assets)	197,125	7.38	106,858	4.00	$133,573	5.00%
Tier I capital (to Risk-based Assets)	197,125	9.75			120,061	6.00
Risk-based capital (to Risk-based Assets)	209,849	10.49	160,081	8.00	200,102	10.00

The Office of Thrift Supervision’s capital distribution regulations specify the conditions relative to an institution’s ability to pay dividends.  The regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well capitalized after the distribution, without supervisory approval.

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

First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve. The required balance at September 30, 2008 and September 30, 2007 was $0.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 23.  Fair Value of Financial Instruments

The following table sets forth the fair value of our financial instruments:

	September 30,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$62,949	$62,949	$77,334	$77,334
Investments available for sale	17,095	17,095	23,959	23,959
Investments held to maturity	2,043	1,819	2,042	2,032
Investment in capital stock of FHLB	41,832	41,832	29,628	29,628
Mortgage-backed securities available for sale	351,109	351,109	297,011	297,011
Loans receivable, net	2,333,268	2,345,496	2,140,769	2,138,788
Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	949,094	949,094	970,286	970,286
Certificate accounts	902,008	904,175	883,765	883,062
Advances from FHLB	818,000	831,972	554,000	561,144
Other borrowings	28,813	28,675	5,815	5,603
Long-term debt	46,392	31,922	46,392	41,667

Our financial instruments for which fair value approximates the carrying amount at September 30, 2008, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.

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

The information presented is based on pertinent information available to management as of September 30, 2008.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

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

Year Ended September 30, 2008

		Insurance
	Banking	Activities	Other	Total
Interest income	$174,621	$120	$31	$174,772
Interest expense	79,652	372	3,384	83,408
Net interest income	94,969	(252)	(3,353)	91,364
Provision for loan losses	16,939			16,939
Other income	35,404	138	2,510	38,052
Commissions on insurance and other agency income	298	24,698	(166)	24,830
Non-interest expenses	76,308	18,422	4,963	99,693
Amortization of intangibles	10	607		617
Income tax expense	14,177	2,132	(1,950)	14,359
Net income	$23,237	$3,423	$(4,022)	$22,638

September 30, 2008
Total assets	$2,921,325	$54,520	$(1,851)	$2,973,994
Loans	$2,333,268			$2,333,268
Deposits	$1,864,797		$(13,695)	$1,851,102

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Year Ended September 30, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$167,366	$605	$73	$168,044
Interest expense	82,191	225	2,798	85,214
Net interest income	85,175	380	(2,725)	82,830
Provision for loan losses	5,088	76		5,164
Other income	28,459	184	2,528	31,171
Commissions on insurance and other agency income	303	21,893	(150)	22,046
Non-interest expenses	68,913	16,572	4,490	89,975
Amortization of intangibles		461		461
Income tax expense	14,983	1,925	(1,533)	15,375
Net income	$24,953	$3,423	$(3,304)	$25,072

September 30, 2007
Total assets	$2,670,249	$39,334	$1,787	$2,711,370
Loans	$2,137,366	$3,403		$2,140,769
Deposits	$1,862,277		$(8,226)	$1,854,051

Year Ended September 30, 2006

		Insurance
	Banking	Activities	Other	Total
Interest income	$150,504	$562	$274	$151,340
Interest expense	68,468	196	2,951	71,615
Net interest income	82,036	366	(2,677)	79,725
Provision for loan losses	4,849	45		4,894
Other income	28,652	225	2,286	31,163
Commissions on insurance and other agency income	247	20,674	(129)	20,792
Non-interest expenses	63,613	15,609	4,714	83,936
Amortization of intangibles		476		476
Income tax expense	14,906	2,020	(1,705)	15,221
Net income	$27,567	$3,115	$(3,529)	$27,153

September 30, 2006
Total assets	$2,610,837	$43,770	$3,521	$2,658,128
Loans	$2,056,020	$5,109		$2,061,129
Deposits	$1,831,555		$(8,527)	$1,823,028

NOTE 25.  First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At fiscal year end 2008 and 2007, our principal asset was our investment in our subsidiaries, and our principal source of income was dividends and equity in undistributed earnings from our subsidiaries.  The following is our condensed financial information.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Statements of Financial Condition

	September 30,
	2008	2007
Assets
Cash and cash equivalents	$6,901	$5,216
Investments available for sale	775	775
Mortgage-backed securities available for sale, at fair value	24	34
Office properties and equipment, net	-	13
Investment in subsidiaries	248,757	226,151
Advances to / receivables from subsidiaries	13	3,204
Other	3,034	2,974
Total assets	$259,504	$238,367
Liabilities and Stockholders’ Equity
Accrued expenses	$1,634	$1,260
Other borrowed money	28,000	5,000
Long-term debt	46,392	46,392
Stockholders’ equity	183,478	185,715
Total liabilities and stockholders’ equity	$259,504	$238,367

Statements of Operations

	Years Ended September 30,
	2008	2007	2006
Income
Increase (decrease) of equity in undistributed earnings of subsidiaries	$12,959	$8,811	$8,932
Dividend income	13,950	19,650	22,400
Interest income	85	417	430
Net gain on sale of investments	-	237
Other income	320	337	327
Total income	27,314	29,452	32,089
Expenses
Interest expense	3,468	3,170	3,150
Salaries and employee benefits	2,094	1,766	2,096
Stockholder relations and other	1,257	1,030	1,036
Total expense	6,819	5,966	6,282
Net income before tax	20,495	23,486	25,807
Income tax benefit	(2,143)	(1,586)	(1,822)
Net income	$22,638	$25,072	$27,629

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

Statements of Cash Flows

	Years Ended September 30,
	2008	2007	2006

Operating Activities
Net income	$22,638	$25,072	$27,629
Adjustments to reconcile net income to net cash
provided by operating activities
Increase of equity in undistributed earnings
of subsidiaries	(12,959)	(8,811)	(8,932)
Depreciation	13	32	33
Amortization of issuance cost, trust preferred	55	53	53
Stock option compensation expense	829	838	829
Tax benefit resulting from stock options	25	10	37
(Increase) decrease in other assets	(116)	(91)	409
Cumulative effect of FIN 48	(240)
Increase (decrease) in accrued expenses	337	(23)	(635)
Net cash provided by operating activities	10,582	17,080	19,423
Investing Activities
Repayments on mortgage-backed securities	10	12	11
Equity investments in subsidiaries	(24,363)
Net sale (purchase) of investments available for sale		6,646	(2,184)
Decrease (increase) in line of credit to affiliate	3,195	1,845	(1,775)
Net cash (used by) provided by investing activities	(21,158)	8,503	(3,948)
Financing Activities
Net increase in other borrowings	23,000	5,000
Proceeds from exercise of stock options	1,317	3,111	2,876
Tax benefit from exercise of stock options	25	10	37
Dividends paid	(11,891)	(11,941)	(11,540)
Treasury stock purchased	(190)	(16,963)	(7,534)
Net cash provided by (used in) financing activities	12,261	(20,783)	(16,161)
Net increase (decrease) in cash and cash equivalents	1,685	4,800	(686)
Cash and cash equivalents at beginning of period	5,216	416	1,102
Cash and cash equivalents at end of period	$6,901	$5,216	$416
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,225	$3,150	$3,150
Income taxes	20,666	17,440	15,285
Unrealized net (loss) gain on securities available
for sale, net of income tax		(20)	19

NOTE 26.  Dividend Reinvestment and Direct Purchase Plan

We have a dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market.  At September 30, 2008, 634,078 shares had been purchased or transferred to the Plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007 and 2006

NOTE 27.  Quarterly Results (Unaudited):

Summarized below are selected financial data regarding results of operations for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008
Total interest income	$44,362	$43,810	$43,229	$43,371	$174,772
Net interest income	21,059	22,141	24,009	24,155	91,364
Provision for loan losses	3,247	3,567	4,907	5,218	16,939
Income before income taxes	4,812	12,313	9,775	10,097	36,997
Net income	2,897	7,530	5,902	6,309	22,638
Earnings per common share:
Basic	$0.25	$0.65	$0.51	$0.54	$1.94
Diluted	0.25	0.64	0.51	0.54	1.94
2007
Total interest income	$41,185	$41,388	$42,540	$42,931	$168,044
Net interest income	20,702	20,455	20,981	20,692	82,830
Provision for loan losses	852	1,072	1,391	1,849	5,164
Income before income taxes	9,002	11,742	10,308	9,395	40,447
Net income	5,843	7,540	6,498	5,191	25,072
Earnings per common share:
Basic	$0.49	$0.63	$0.55	$0.44	$2.10
Diluted	0.48	0.62	0.54	0.44	2.07

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

        The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of September 30, 2008, the Company’s internal controls over financial reporting were effective based on that framework.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Grant Thornton LLP, the Company’s independent registered public accounting firm, issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, which is included herein.

        Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

        Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item contained under the sections captioned “Proposal I—Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement for its annual meeting of stockholders to be held in January 2009, a copy of which has been filed with the SEC, the "Proxy Statement", is incorporated in this document by reference.

Executive Officers. For Information concerning the Company’s executive officers, see Part 1 Item 1 - Business – Executive Officers of the Registrant.

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Ronnie M. Givens (Chairman), Paul G. Campbell, Jr., Thomas J. Johnson, D. Kent Sharples and James C. Murray.  The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements.  Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Ronnie M. Givens qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Mr. Givens as the Audit Committee financial expert. Director Givens is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Sections captioned “Director’s Compensation” and “Executive Compensation – Compensation Discussion and Analysis” of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The following table summarizes share and exercise price information about our equity compensation plan as of September 30, 2008:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans[1]
Equity compensation plans approved by security holders	885,744	$27.84570	701,572
Equity compensation plans not approved by security holders	-		-
Total	885,744	$27.84570	701,572

1 Of these remaining securities, 225,000 are available for restricted stock awards.

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
N/A

10.9	1996 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 22, 1997.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

Exhibit No.	Description of Exhibit	Location

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Registration Statement Under the Securities Act of 1933	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on October 24, 2008

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit No.	Description of Exhibit	Location

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C.  29423-8068

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 12, 2008	By:	/s/ A. Thomas Hood
A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ James C. Murray
	A. Thomas Hood		James C. Murray
	Director (Principal Executive Officer)		Director

Date:	December 12, 2008	Date:	December 12, 2008

By:	/s/ R. Wayne Hall	By:	/s/ Paul G. Campbell, Jr.
	R. Wayne Hall		Paul G. Campbell, Jr.
	Executive Vice President		Director
(Principal Financial and Accounting Officer)

Date:	December 12, 2008	Date:	December 12, 2008

By:	/s/Paula Harper Bethea	By:	/s/ Thomas J. Johnson
	Paula Harper Bethea		Thomas J. Johnson
	Director		Director

Date:	December 12, 2008	Date:	December 12, 2008

By:	/s/Ronnie M. Givens	By:	/s/ D. Kent Sharples
	Ronnie M. Givens		D. Kent Sharples
	Director		Director

Date:	December 12, 2008	Date:	December 12, 2008

By:	/s/ James L. Rowe	By:	/s/ Henry M. Swink
	James L. Rowe		Henry M. Swink
	Director		Director

Date:	December 12, 2008	Date:	December 12, 2008