Form 10-Q
period 2008-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2009-02-06
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

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

Class	Outstanding Shares at
Common Stock	January 31, 2009

$.01 Par Value	16,635,855

FIRST FINANCIAL HOLDINGS, INC.

INDEX

PAGE NO.
PART I – CONSOLIDATED FINANCIAL INFORMATION
Item
1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition	3
at December 31, 2008 and September 30, 2008

Condensed Consolidated Statements of Income for the Three	4
Months Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and	5
Comprehensive Income for the Three Months Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the	6
Three Months Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements	7-19

2. Management’s Discussion and Analysis of Financial	20-39
Condition and Results of Operations

3. Quantitative and Qualitative Disclosures About Market Risk	40

4. Controls and Procedures	40

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	41

1A. Risk Factors	41

2. Unregistered Sales of Equity Securities and Use of Proceeds	41

5. Other Information	41

6. Exhibits	41-43

SIGNATURES	44

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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,334	$62,549
Investments available for sale, at fair value	16,259	17,095
Investments held to maturity	2,633	2,443
Investment in capital stock of FHLB	38,693	41,832
Mortgage-backed securities available for sale, at fair value	403,797	351,109
Loans receivable, net of allowance of $41,528 and $23,990	2,334,254	2,324,537
Loans held for sale	11,804	8,731
Accrued interest receivable	11,908	12,035
Office properties and equipment, net	82,322	78,738
Real estate and other assets acquired in settlement of loans	5,346	4,286
Goodwill, net	27,996	27,892
Intangible assets, net	8,160	8,349
Residential mortgage servicing rights, at fair value	8,225	12,550
Other assets	23,562	21,848
Total assets	$3,037,293	$2,973,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$159,770	$175,681
Interest -bearing	1,766,854	1,675,421
Total deposits	1,926,624	1,851,102
Advances from FHLB	746,000	818,000
Other short-term borrowings	78,812	28,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	1,658	5,152
Outstanding checks	12,076	11,872
Accounts payable and other liabilities	5,653	29,185
Total liabilities	2,817,215	2,790,516
Stockholders' equity:
Serial preferred stock, $.01 par value, authorized 3,000,000 shares, issued 65,000 and 0 shares at December 31, 2008,
and September 30, 2008, respectively. (Redemption value $65,000)	$1
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,635,855 and 16,621,485 shares at December 31,
2008 and September 30, 2008, respectively	166	$166
Additional paid-in capital	123,775	58,338
Retained income, substantially restricted	234,566	244,327
Accumulated other comprehensive loss, net of income taxes	(34,867)	(15,966)
Treasury stock at cost, 4,938,411 and 4,929,972 shares at December 31,
2008 and September 30, 2008, respectively	(103,563)	(103,387)
Total stockholders' equity	220,078	183,478
Total liabilities and stockholders' equity	$3,037,293	$2,973,994

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	December 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$37,557	$39,456
Interest on mortgage-backed securities	5,904	3,758
Interest and dividends on investments	510	1,045
Other	13	104
Total interest income	43,984	44,363
INTEREST EXPENSE
Interest on deposits	11,544	14,565
Interest on borrowed money	7,309	8,738
Total interest expense	18,853	23,303
NET INTEREST INCOME	25,131	21,060
Provision for loan losses	20,471	3,248
Net interest income after provision for loan losses	4,660	17,812
OTHER INCOME
Net gain on sale of investment and mortgage-backed securities	-	100
Brokerage fees	480	680
Commissions on insurance	4,942	4,037
Other agency income	303	250
Impairment on investment securities	(2,144)	-
Service charges and fees on deposit accounts	5,669	6,077
Mortgage banking income	1,760	1,849
Gains on disposition of assets	52	36
Other	197	611
Total other income	11,259	13,640
NON-INTEREST EXPENSE
Salaries and employee benefits	17,162	18,007
Occupancy costs	2,145	2,034
Marketing	650	694
Furniture and equipment expense	1,495	1,425
Amortization of intangibles	189	107
Other	4,955	4,373
Total non-interest expense	26,596	26,640
Income (loss) before income taxes	(10,677)	4,812
Income tax expense (benefit)	(4,130)	1,915
NET INCOME (LOSS)	$(6,547)	$2,897
Preferred stock dividends	235	-
Accretion on preferred stock discount	42	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,824)	$2,897
NET INCOME (LOSS) PER COMMON SHARE BASIC	$(0.58)	$0.25
NET INCOME (LOSS) PER COMMON SHARE DILUTED	$(0.58)	$0.25

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165			$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income						2,897				2,897
Other comprehensive loss:										-
Unrealized net gain on securities										-
available for sale,										-
net of tax of $723							1,135			1,135
Total comprehensive income										4,032
Common stock issued pursuant to stock option and employee benefit plans	24	1			802					803
Stock option tax benefit					30					30
Cumulative effect of adoption										-
of FIN 48						(239)				(239)
Cash dividends ($.255 per share)						(2,974)				(2,974)
Treasury stock purchased								2	(71)	(71)
Balance at December 31, 2007	16,582	$166			$56,938	$233,504	$(44)	4,925	$(103,268)	$187,296

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2008	16,622	$166			$58,338	$244,327	$(15,966)	4,930	$(103,387)	$183,478
Net income (loss)						(6,547)				(6,547)
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax of $12,034							(18,901)			(18,901)
Total comprehensive income (loss)										(25,448)
Common stock issued pursuant to stock option and employee benefit plans	14				434					434
Stock option tax benefit					4					4
Issuance of preferred stock/warrants			65	1	64,999					65,000
Cash dividends										-
Common stock ($.255 per share)						(2,979)				(2,979)
Preferred stock ($12.50 per share)						(235)				(235)
										-
Treasury stock purchased								8	(176)	(176)
Balance at December 31, 2008	16,636	$166	65	$1	$123,775	$234,566	$(34,867)	4,938	$(103,563)	$220,078

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,547)	$2,897
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	1,435	1,415
Amortization of intangibles	189	107
Gain on sale of loans, net	(831)	(452)
Gain on sale of investments and mortgage-backed securities, net	-	(100)
Gain on sale of property and equipment, net	(52)	(36)
Loss (Gain) on sale of real estate owned, net	36	(26)
Stock option compensation expense	188	217
Tax benefit resulting from stock options	4	30
Amortization of unearned discounts/premiums on investments, net	(603)	86
Increase in deferred loan fees and discounts	63	67
Impairment of investment securities	2,144	-
(Increase) decrease in receivables and other assets	(1,591)	1,852
Provision for loan losses	20,471	3,248
Write down of real estate and other assets acquired in settlement of loans	223	18
Proceeds from sales of loans held for sale	36,351	45,436
Capitalized mortgage servicing rights	(325)	(631)
Decrease in fair value of mortgage servicing rights	4,650	1,503
Origination of loans held for sale	(38,593)	(49,034)
(Decrease) increase in accounts payable and other liabilities	(11,292)	432
Net cash provided by operating activities	5,920	7,029
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	-	100
Net purchases of investment securities held to maturity	(190)	-
Net purchases of investment securities available for sale	-	(1,390)
Redemption (purchase) of FHLB stock	3,139	(6,930)
Increase in loans, net	(32,627)	(55,220)
Loan participations purchased	-	(610)
Repayments on mortgage-backed securities available for sale	23,134	17,636
Purchase of mortgage-backed securities available for sale	(107,463)	(63,700)
Proceeds from the sales of real estate owned	1,057	1,135
Acquisition of intangibles	(104)	(2)
Net purchase of office properties and equipment	(4,968)	(1,867)
Net cash used in investing activities	(118,022)	(110,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in checking, passbook and money market fund accounts	(57,787)	(18,496)
Net increase (decrease) in certificates of deposit	133,309	(28,970)
Net (repayments) proceeds of FHLB advances	(72,000)	154,000
Issuance of preferred stock	62,019	-
Issuance of stock warrants	2,981	-
Net increase (decrease) in other borrowings	49,999	(1)
Decrease in advances by borrowers for taxes and insurance	(3,494)	(3,171)
Proceeds from the exercise of stock options	246	586
Tax benefit resulting from stock options	4	30
Accumulated preferred dividend	(235)	-
Dividends paid	(2,979)	(2,974)
Treasury stock purchased	(176)	(71)
Net cash provided by financing activities	111,887	100,933
Net decrease in cash and cash equivalents	(215)	(2,886)
Cash and cash equivalents at beginning of period	62,549	77,334
Cash and cash equivalents at end of period	$62,334	$74,448
Supplemental disclosures:
Cash paid during the period for:
Interest	$19,377	$23,888
Income taxes	4,135	705
Loans foreclosed	2,425	2,926

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

General

The significant accounting policies followed by First Financial Holdings, Inc. (the Corporation, which may be referred to as First Financial, we, us or our) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. The information contained in the footnotes included in our Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. Certain fiscal 2008 amounts have been reclassified to conform to the statement presentations for fiscal 2009. The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc,  our wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (“VIE”s) where the Corporation is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. We review all sales of loans by evaluating specific terms in the sales documents. We believe that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, we have no recourse with these loans except in the case of fraud. In certain sales, we may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at the date of sale.

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

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), that amends accounting and reporting standards for servicing assets and liabilities under SFAS 140. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”). We elected to adopt SFAS 156 effective October 1, 2006, utilizing the fair value measurement option for residential mortgage servicing rights. Adopting the fair value measurement method did not result in a cumulative-effect adjustment to retained earnings as the carrying value of the asset at adoption approximated fair value.  Additional information regarding mortgage servicing rights is disclosed in Note 9 of the Notes to Consolidated Financial Statements.

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

Application of Accounting Principles to Loan Commitments

In November 2007, SEC Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We applied the provisions of SAB 109 in the quarter ended March 31, 2008 with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 9).

NOTE 2.  Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has two offices located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking and trust services and also offers investment and insurance services through subsidiaries or affiliated companies.  First Federal has a total of 58 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick County, in coastal North Carolina.

NOTE 3.  Accounting Estimates and Assumptions

Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, income taxes, mortgage servicing rights, other than temporary impairment and accounting for acquisitions.

NOTE 4.  Share-Based Payment Arrangements

At December 31, 2008 and 2007, we had several share-based payment plans for employees.   Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended December 31, 2008 was $188 thousand and $217 thousand for the three months ended December 31, 2007. Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

  At the January 25, 2007 annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The plan allows the corporation to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 310,398 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at December 31, 2008.

A summary of stock option activity under the Employee Share Option Plans as of December 31, 2008 and changes during the three months then ended is presented below:
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Shares	Exercise Price ($)	Term (Years)	Value ($000)
Outstanding at October 1, 2008	885,744	27.85
Granted	117,812	19.54
Exercised	(14,089)	16.92
Forfeited or expired	(61,152)	26.97

Outstanding at December 31, 2008	928,315	27.01	3.14	70

Exercisable at December 31, 2008	593,851	27.39	3.12	152

The weighted-average grant-date fair value of share options granted during the three months ended December 31, 2008 was $6.02 and for December 31, 2007 was $6.25. The total intrinsic value of share options exercised during the three months ended December 31, 2008 was $70 thousand and for December 31, 2007 was $183.2 thousand.

As of December 31, 2008 there was $1.8 million and as of December 31, 2007 there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (share options) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years at December 31, 2008 and 1.5 years at December 31, 2007.

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

NOTE 5.  Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income(loss) and other comprehensive income (loss) and for the three months ended December 31, 2008 amounted to a loss of $25.4 million and for the three months ended December 31, 2007 amounted to $4.0 million.

Our “other comprehensive income (loss)” for the three months ended December 31, 2008 and 2007 and “accumulated other comprehensive income (loss)” as of December 31, 2008 and 2007 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities and the cumulative effect of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).

Other comprehensive loss for the three months ended December 31, 2008 and 2007 follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Unrealized holding (losses) gains arising during period, net of tax	$(20,220)	$1,195
Less: reclassification adjustment for realized gains,
net of tax	1,319	60
Unrealized (losses) gains on securities available for sale,
net of applicable income taxes	$(18,901)	$1,135

NOTE 6. Fair Value Measurements

Effective October 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has adopted the non-deferred provisions of SFAS No. 157.

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. FSP FAS 157-3 clarified the application of SFAS No. 157 if the market is not active. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial position or results of operations.

Fair Value Process

The Corporation has established a process for determining fair value. Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices. Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Condensed Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data may include, but are not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

While the Corporation believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

Hierarchy Levels

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular instrument.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Assets and Liabilities

Investment securities

Securities are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. This includes securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets.

Securities are generally classified within Level 2 of the valuation hierarchy when fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and include certain U.S. agency backed mortgage products, certain asset-backed securities and municipal debt obligations. If quoted market prices in active markets for identical assets are not available, fair values are estimated by using quoted market prices in active markets of securities with similar characteristics adjusted for observable market information.

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include certain asset-backed securities, non-agency mortgage-backed securities and pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Fair value of investment securities is based on quoted active market prices, when available. If listed prices or active market quotes are not available, fair value may be based on fair value models that use market observable or independently sourced market input data.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Corporation’s fair value models utilize modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

Residential mortgage servicing rights

In the absence of observable sales, a third party evaluation that incorporates market based assumptions is used to value our residential mortgage servicing rights and are classified as a level 3.

Derivative financial instruments

Derivative financial instruments are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. These instruments are included in other assets.

The following table presents the financial instruments measured at fair value on a recurring basis as of December 31, 2008 on the Condensed Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages (in thousands):

	At December 31, 2008
	Level 1	Level 2	Level 3	Total
U.S. Treasury	$6,115			$6,115
U.S. Government agency
mortgage-backed securities		$98,419	$19,583	118,002
Collateral mortgage obligations		171,363	15,875	187,238
Other mortgage-backed securities		98,558		98,558
Corporate securities		1,256	6,457	7,713
Municipals		455		455
Equities	1,000		975	1,975
Securities available for sale	7,115	370,051	42,890	420,056
Residential mortgage servicing rights			8,225	8,225
Derivative Financial Instruments	2,414			2,414
Total assets at fair value	$9,529	$370,051	$51,115	$430,695

Changes in Level 3 fair value measurements

The table below includes a roll forward of the Statement of Financial Condition amounts for the three months ending December 31, 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands).

		Residential
	Securities	mortgage
	available for	servicing
	sale	rights
Balance at September 30, 2008	$45,769	$12,550
Total net gains (losses) for the quarter included in:
Net (losses)		(4,650)
Other comprehensive income(loss), gross	(2,879)
Purchases, sales or settlements, net		325
Balance at December 31, 2008	$42,890	$8,225

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	At December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale		$11,804		$11,804
Total nonrecurring basis measured assets		$11,804		$11,804

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

NOTE 7. Gross Unrealized  Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, were as follows (in thousands) :
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale

December 31, 2008
U.S. Government agency
mortgage-backed securities	$41,025	$1,001			$41,025	$1,001
Collateral mortgage obligations	129,622	25,004			129,622	25,004
Other mortgage-backed securities	40,984	15,578	$24,016	$12,858	65,000	28,436
Corporate securities	1,834	202	4,453	6,928	6,287	7,130
Total temporarily impaired	$213,465	$41,785	$28,469	$19,786	$241,934	$61,571

Securities held to maturity
Municipal obligations	$2,002	$41			$2,002	$41

At December 31, 2008, we had 62 individual available for sale investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies and mortgage-backed securities summarized above were attributable to market turmoil and liquidity. The unrealized losses on the corporate securities is due to credit quality, as well as, liquidity. As of December 31, 2008, all but one of our CDOs have been downgraded  below investment grade, by Moody’s, but have retained their initial investment grade ratings by the other credit rating agencies. After analyzing the expected cash flows, three of these CDOs were written down in the current quarter and one was written down in the previous quarter.  We have the intent and the ability to hold the remaining investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

We principally invest in corporate debt securities initially rated in one of the four highest categories by two nationally recognized investment rating services.

NOTE 8.  Intangible Assets

Intangible assets, net of accumulated amortization, at December 31, 2008, September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	December 31,	September 30,	December 31,
	2008	2008	2007
Goodwill	$27,996	$27,892	$21,679
Customer list	11,734	11,734	3,718
Less accumulated amortization	(3,574)	(3,385)	(2,875)
	8,160	8,349	843
Total	$36,156	$36,241	$22,522

Amortization of intangibles totaled $189 thousand for the three months ended December 31, 2008, $617 thousand for the fiscal year ended September 30, 2008 and $107 thousand for the three months ended December 31, 2007.

We expect to record amortization expense related to intangibles of $539 thousand for fiscal year 2009, $652 thousand for fiscal year 2010, $632 thousand for fiscal 2011, $625 thousand for fiscal 2012, $625 thousand for fiscal 2013 and an aggregate of $5.1 million for all years thereafter.

NOTE 9.  Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.044 billion at December 31, 2008 and $1.013 billion at December 31, 2007. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in mortgage banking income during the period in which they occur.

The amount of contractually specified servicing fees earned by the Corporation during the three months ended December 31, 2008 and December 31, 2007 were $683 thousand. We report contractually specified servicing fees in mortgage banking income in the consolidated statements of income.

Changes in fair value of capitalized MSRs for the three months ended December 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$12,550	$12,843
Additions
Servicing assets that resulted from transfers
of financial assets	325	2,280
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(4,430)	(584)
Due to change in decay	(220)	(1,698)
Other		(10)
Balance at end of period	$8,225	$12,831

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

During the quarter ended March 31, 2007 we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended December 31, 2008, we recognized in earnings $4.3 million in net gains on free standing derivatives used to economically hedge the MSRs and during the three months ended December 31, 2007, we recognized in earnings $1.5 million in net gains on free standing derivatives used to economically hedge the MSRs.  These net gains and losses are recorded in mortgage banking income in the consolidated statements of income.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
December 31, 2008
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$8,225
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.0%
Adjustable-rate mortgage loans	2.0%
Total	100.0%
Constant Prepayment Rate (CPR)	20.7%
Weighted Average Portfolio Rate	5.9%
Discount rate	10.9%
Fair Market Value Change as assumptions change
.50%	23.1%
.25	11.5%
Flat (Base Case)
(.25)	-8.9%
(.50)	-15.4%

NOTE 10.  Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the consolidated statements of income. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitments to originate fixed rate conforming loans totaled $107.7 million at December 31, 2008.  It is anticipated 50% of these loans will close totaling $53.9 million. The fair value of the $53.9 million is a liability of $209 thousand at December 31, 2008. The off-balance sheet obligations under the above derivative instruments totaled $66.8 million at December 31, 2008 with a fair value adjustment of a liability of $137 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in non-interest income in mortgage banking income and are offset by the changes in the fair value of the MSRs.  During the quarter ended December 31, 2008, gross MSRs values decreased $4.4 million due to interest rate movements, while hedge gains totaled $4.3 million for the quarter. The notional value of our off-balance sheet positions related to the capitalized mortgage servicing asset as of December 31, 2008 totaled $66.1million with a fair value of a liability of $1.5 million.

NOTE 11.  Earnings (Loss) Per Share

Basic and diluted earnings(loss) per share (“EPS”) have been computed based upon net income(loss) as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (in thousands, except per share amounts):
	Three Months Ended
	December 31,
	2008	2007
Net income (loss)	$(6,547)	$2,897
Less: Accretion on preferred stock discount	42
Dividends - preferred stock	235
Net income (loss) available to common shareholders	$(6,824)	$2,897

Basic EPS shares	11,694	11,646
Basic EPS	$(0.58)	$0.25

Dilutive common stock equivalents (1)	481	81
Dilutive EPS shares	11,694	11,727
Dilutive EPS	$(0.58)	$0.25

(1) Dilutive common stock equivalents are composed of potentially convertible stock warrants and shares associated with stock-based compensation. Dilutive common stock equivalents have been excluded from the computation of dilutive EPS if the result would be anti-dilutive. Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

For the three months ended December 31, 2008 there were 738,721 option shares as compared to December 31, 2007 when there were 482,752 option shares that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter or were antidilutive due to the net loss. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the period.

NOTE 12.  Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to the Sunset Beach area of Brunswick County, North Carolina and inland Florence County, South Carolina.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three months ended December 31, 2008 and 2007. First Southeast Fiduciary & Trust Services, Inc. which provides trust and other asset management services in a fiduciary capacity to customers of First Federal was dissolved effective September 30, 2008 and all operations were moved to First Federal and are included in the banking segment for the three months ended December 31, 2008 and 2007.

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

Three months ended December 31, 2008

		Insurance
	Banking	Activities	Other	Total
Interest income	$43,973	$19	$(8)	$43,984
Interest expense	17,772	205	876	18,853
Net interest income	26,201	(186)	(884)	25,131
Provision for loan losses	20,471			20,471
Other income	5,584	52	378	6,014
Commissions on insurance and
other agency income	(5)	5,297	(47)	5,245
Non-interest expenses	20,013	5,191	1,203	26,407
Amortization of intangibles	2	187		189
Income tax benefit	(3,443)	(81)	(606)	(4,130)
Net loss	$(5,263)	$(134)	$(1,150)	$(6,547)

December 31, 2008
Total assets	$2,985,432	$53,119	$(1,258)	$3,037,293
Loans, net	$2,346,058			$2,346,058
Deposits	$2,000,238		$(73,614)	$1,926,624

Three months ended December 31, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$44,257	$41	$65	$44,363
Interest expense	22,459		844	23,303
Net interest income	21,798	41	(779)	21,060
Provision for loan losses	3,248			3,248
Other income	8,740	38	575	9,353
Commissions on insurance and
other agency income	72	4,256	(41)	4,287
Non-interest expenses	20,698	4,479	1,356	26,533
Amortization of intangibles	2	105		107
Income tax expense	2,599	(90)	(594)	1,915
Net income	$4,063	$(159)	$(1,007)	$2,897

December 31, 2007
Total assets	$2,784,161	$34,391	$(845)	$2,817,707
Loans, net	$2,194,972			$2,194,972
Deposits	$1,821,816		$(15,231)	$1,806,585

NOTE 13.  Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of December 31, 2008, we believe there is no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2008 was $3.0 million.

NOTE 14.  Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 15.   Loan Sales

During the December 2008 quarter we began selling loans to the Federal Home Loan Bank of Boston. For the three months ended December 31, 2008, First Federal had loan sales of approximately $35.5 million, of which $4.6 million were to the Federal Home Loan Bank of Boston.  For the December 2008 quarter there were no loan sales to the Federal Home Loan Bank of Atlanta. During the three months ended December 31, 2007 First Federal had loan sales of approximately $45.0 million of which $37.1 million were to the Federal Home Loan Bank of Atlanta.

We currently transfer closed mortgage loans to the Federal Home Loan Bank of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Federal which establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint. Prior to the December 2008 quarter, we transferred closed mortgage loans to the Federal Home Loan Bank of Atlanta.

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

Prior to October 1, 2006, servicing of the loans sold to the Federal Home Loan Bank of Atlanta were retained by First Federal and were appropriately accounted for under the provisions of SFAS 140, with a periodic impairment valuation conducted quarterly. Effective October 1, 2006, we elected the fair value method of accounting for the measurement of servicing assets and liabilities in accordance with the provisions of SFAS 156.  Loans were also sold to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), CitiMortgage, JP Morgan Chase and South Carolina Housing Authority. We retained servicing of loans sold to FHLMC, FNMA, and the FHLB.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these involve risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our savings association subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Corporation was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets are approximately $3.0 billion as of December 31, 2008.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 38 full service retail branch sales offices, 16 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and four limited services branches located in the following counties: Charleston (21), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (4), Horry County (15), Florence County (5) and the Sunset Beach area of Brunswick County, North Carolina (1).

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, non-residential mortgage and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and insurance premium financing activities. Other than banking, insurance operations constitutes a reportable segment of business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries year over year, unless otherwise indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income—which is the income that the Corporation earns on its loans and investments—and interest expense—which is the interest that the Corporation pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income—the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts, mortgage banking income and insurance revenues.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Corporation’s primary source of income.

Expenses

The expenses the Corporation incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of depreciation charges, lease payments, real estate taxes, maintenance and cost of utilities.

Furniture and equipment include expenses and depreciation charges related to office and banking equipment. Depreciation of furniture and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 15 to 35 years for building and leasehold improvements, and 3 to 10 years for furniture and equipment.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Consolidated Financial Statements: accounting for allowance for loan losses, income taxes, fair value of mortgage servicing rights, accounting for acquisitions and other-than-temporary-impairment of investment securities. Each estimate and its financial impact, to the extent significant to financial results, are discussed in Item 8, Note 1 to the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Capital growth, liquidity and earnings along with maintaining a strong balance sheet in this current economic environment are the top priorities of the Corporation. During the first three months of Fiscal Year 2009, the Corporation was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Corporation’s liquidity position. Through expanded business development and the execution of the Corporation’s strategic priorities the Corporation was able to grow loans and deposits. Growth in customer relationships is a reflection of the Corporation’s ability to grow the loan portfolio in the markets served through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation also grew deposits mainly from certificates of deposit, which offset the decline in deposits resulting from increased competition for deposits and the significant decline in real estate related activity, which affects the related escrow deposits. During the first quarter of fiscal year 2009, the Corporation increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances. Over the past twelve months, loan credit quality has declined and is primarily related to the weakness in the residential mortgage and residential construction industry, but is still believed to be at manageable levels. In addition, values of investment securities have been negatively impacted by the economic down turn and turmoil in the financial markets.

The core banking performance has resulted in an increase in average loans of $180 million, or 8.2%, increase in problem loans influenced by the struggling economic environment and  a slight decrease in non-interest expense of $44 thousand for the quarter ended December 31, 2008 when compared to the same period a year ago. In addition, the Corporation increased its total risk-based capital ratio, which was already considered “well capitalized” for regulatory purposes in the first quarter of fiscal year 2009 when compared to the first quarter of fiscal 2008. At December 31, 2008, total assets were $3.0 billion, while total loans and deposits were $2.3 billion and $1.9 billion, respectively.

Stockholders’ Equity and Capital

In fiscal year 2009, long-term capital growth is a specific focus for the Corporation. To provide flexibility for capital growth, the Corporation filed a $100 million shelf registration during the quarter.  In addition the Corporation applied for and received approval to participate in the U.S. Treasury’s Troubled Asset Relief Program (TARP).  On December 5, 2008 the Corporation received $65 million related to this program.

Our capital ratio, total capital to total assets, was 7.25% at December 31, 2008, compared to 6.17% at September 30, 2008.

Changes in stockholders' equity during the three months ended December 31, 2008 were comprised principally of net income (loss), the after tax effect of unrealized losses on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans and dividends paid.

TARP Capital Purchase Program

On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

On December 5, 2008, pursuant to the CPP established by the Treasury First Financial entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms, with the Treasury (the “Agreement”), pursuant to which First Financial issued and sold to the Treasury for an aggregate purchase price of $65,000,000 in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial (“Common Stock”), at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of First Financial. First Financial may redeem the Series A Preferred Stock after three years at a price of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock may not be redeemed during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Agreement). Prior to December 5, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend above the amount of the last quarterly cash dividend per share declared on the Common Stock prior to October 14, 2008, or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At December 31, 2008, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2008 (dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tangible capital (to Total Assets)	$210,964	6.89%	$45,137	1.50%
Core capital (to Total Assets)	210,964	6.89	122,555	4.00	$153,193	5.00%
Tier I capital (to Risk-based Assets)	210,964	9.30			134,965	6.00
Risk-based capital (to Risk-based Assets)	237,319	10.55	179,954	8.00	224,942	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2008.

Liquidity

An important component of the Corporation’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Corporation has sufficient liquidity to meet future funding needs.

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At December 31, 2008, over $170 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At December 31, 2008, $247.9 million of secured borrowings were employed, with sufficient collateral available to raise additional secured borrowings of over $190.0 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility, and securities sold under repurchase agreements. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At December 31, 2008, $746 million of Federal Home Loan Bank advances were employed. At December 31, 2008, the Corporation had $120.7 million of brokered certificates of deposit outstanding.

A significant use of the Corporation’s liquidity is the dividends paid to stockholders. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the Office of Thrift Supervision before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

First Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.

       First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale. The table below summarizes future contractual obligations as of December 31, 2008 (in thousands).

	At December 31, 2008
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$742,025	$124,624	$106,618	$59,114	$2,936	$1,035,317
Borrowings	399,000	125,000	75,000	25,000	247,204	871,204
Purchases	1,106					1,106
Operating leases	1,914	1,409	1,224	1,922	3,607	10,076
Total contractual obligations	$1,144,045	$251,033	$182,842	$86,036	$253,747	$1,917,703

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  Based on the current level of advances, asset size and available collateral under the FHLB programs, First Federal at December 31, 2008 estimates that an additional $190.0 million of funding is available. Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance. Previously, Lendable Collateral Value was 80% of the unpaid principal balance. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $250 million callable in fiscal 2009, with a weighted average rate of 4.70%; $50 million callable in fiscal 2010, with a weighted average rate of 6.48%; $50 million callable in fiscal 2011, with a weighted average rate of 3.47%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit. The rate on the funding line is based on the three month LIBOR. In April 2008, the Board approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010. At December 31, 2008, the balance on this line was $28 million.

During the current three months we experienced a net cash outflow from investing activities of $115.9 million. The total outflow consisted principally of purchases of investments and mortgage-backed securities available for sale of $107.5 million, purchase of office properties and equipment of $5.0 million, and a net increase of $31.2 million in loans. The total outflow was offset by repayments of mortgage-backed securities of $23.1 million and the redemption of FHLB stock of $3.1 million. We experienced a cash inflow of $3.8 million from operating activities and a cash inflow of $111.9 million from financing activities.  Financing activities consisted principally of a net increase of $76 million in deposits,  the issuance of preferred stock and warrants of $65 million , a net increase in other borrowings of $50 million and proceeds from exercise of stock options and tax benefit resulting from stock options of $250 thousand offset by decreases in advances by borrowers for taxes and insurance of $3.5 million, repayment of FHLB advance of $72 million and dividends paid of $3.2 million during the first three months of fiscal 2009.

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

First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period.  For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in our 10-K for the fiscal year ending September 30, 2008.

LENDING

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31,	September 31,	December 31,
	2008	2008	2007
Real estate - residential mortgages (1-4 family)	$884,401	$888,016	$871,818
Real estate - construction	87,382	91,646	100,712
Commercial secured by real estate including multi-family	380,799	371,675	329,140
Commercial financial and agricultural	94,580	88,694	82,836
Land	261,687	260,263	246,532
Home equity loans	341,554	321,952	270,880
Mobile home loans	226,947	222,375	206,270
Credit cards	16,790	16,125	16,198
Other consumer loans	132,824	139,244	138,282
Total gross loans	$2,426,964	$2,399,990	$2,262,668

Less:
Allowance for loan losses	41,528	23,990	16,692
Loans in process	53,054	53,398	63,027
Deferred loan fees and discounts on loans	(1,872)	(1,935)	(1,662)
	92,710	75,453	78,057
Total	$2,334,254	$2,324,537	$2,184,611

The above chart shows a slight decrease of $3.6 million in fully funded residential 1-4 family mortgages and a similar decline of $4.3 million in construction loans during the first three months of fiscal 2009. The construction loan  decline is mainly driven by  increases in housing inventory and fewer speculative construction loans originated. With housing inventory higher in all of our markets, we are monitoring closely our builder relationships. All other categories of loans except for consumer exhibited growth, particularly commercial real estate, manufactured housing and home equity loans during the twelve months ended December 31, 2008 and during the first three months of fiscal 2009. We continue to place increased emphasis on the origination of commercial business and consumer loans.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina. Approximately 67% of our manufactured housing portfolio consists of loans originated in South Carolina. Our manufactured housing loan portfolio was 9.35% of the gross loan portfolio at December 31, 2008 compared to 9.12% of the gross loan portfolio at December 31, 2007.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at December 31, 2008 was 2.41% and 2.25% at December 31, 2007. The average coupon on the manufactured housing loan portfolio at December 31, 2008 was 9.35% and 9.47% at December 31, 2007.

ASSET QUALITY

The following table summarizes our problem assets for the periods indicated (dollar amounts in thousands):

	December 31,	September 30,	December 31,
	2008	2008	2007
Construction	$7,518	$5,143	$880
Single Family	9,916	7,201	2,362
Five or More	-	-	-
Commercial Real Estate	457	728	1,107
Commercial Business	7,483	3,230	1,023
Land	2,879	1,631	542
Consumer - Auto	36	40	7
Consumer - Mobile Home	2,024	1,266	1,663
Consumer - Other	685	169	547
Home Equity Lines	4,072	1,149	2,001
Nonaccrual Loans	$35,070	$20,557	$10,132
OREO	5,346	4,286	2,748
Nonperforming Assets	$40,416	$24,843	$12,880
Loans 90 days or more delinquent (1)	116	76	68
Total Nonperforming Assets	$40,532	$24,919	$12,948
As a percent of net loans and real estate owned	1.73%	1.07%	0.59%
As a percent of total assets	1.33%	0.84%	0.46%
(1) The Corporation continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinarily low cost levels over the past couple of years. The market in which we operate is not immune from these conditions and has impacted our delinquencies and problem asset levels. At the end of the December quarter we experienced an increase in delinquencies in several categories. Delinquencies increased from September 30, 2008 by $4.3 million in the real estate (1-4) category, $3.8 million in the commercial real estate category, $6.8 million in the land category, $3.6 million in the real estate construction category. Total consumer delinquency rates have increased to 2.37% from 1.75% at September 30, 2008. Excluding manufactured housing delinquencies, consumer delinquencies were 2.35% at December 31, 2008. On the basis of number of loans, currently only 1.22% of the number of consumer loans are delinquent. Real estate owned increased principally due to the completion of foreclosures on three properties totaling $1.3 million. Our delinquencies have increased from both September 30, 2008 and  December 31, 2007, during the first fiscal quarter of 2009.

Higher levels of delinquencies and charge-offs also have impacted our problem assets, which increased $15.6 million during the three months ended December 31, 2008 from September 30, 2008.  Non-accrual loans increased $14.5 million, or 71%, from September 30, 2008. The increase from September 30, 2008 was experienced in almost all loan categories. Single family and home equity lines increased $5.6 million. Approximately 40% of the non-accrual loans are single family or home equity loans, which we believe are well secured.  Construction increased $2.4 million, commercial business increased $4.3 million, land increased $1.2 million, manufactured housing increased $758 thousand and real estate and other assets acquired increased $1.1 million. The increases in non-accruals can be mainly contributed to the struggling economic environment we are operating in which is impacting employment, retail sales, and home sales.  Property values have experienced decreases causing loan to value consequences.

Our largest concentration of loans is in the Residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of our residential and business loans are with customers located within the coastal counties of South Carolina, Florence County in South Carolina and Brunswick County in North Carolina.

Allowance for Loan Losses
The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility.

In addition to being used to categorize risk, the Bank’s internal seven-point risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio. For loans rated pass, reserve factors, based on the actual loss history for a 3-year period are assigned by major loan category. All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.   Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates.  Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

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

Lending management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. The Corporation may utilize an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The OTS examines the Bank periodically and, accordingly, as part of their examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Following is a summary of the allowance for loan losses (in thousands):
	At and for the three months
	ended December 31,
	2008	2007
Balance at beginning of period	$23,990	$15,428
Provision charged to operations	20,471	3,248
Recoveries of loans previously charged-off	146	136
Loan losses charged to reserves	(3,079)	(2,120)
Balance at end of period	$41,528	$16,692

Following is a detail of net charge-offs (in thousands):
	December 31,	September 30,	December 31,
	2008	2008	2007
Residential	$75	$259	$75
Land	256	-	452
Residential Construction	99	286	-
Commercial Real Estate	-	-	-
Commercial Business	654	219	65
Manufactured Housing	448	668	356
Equity Access Lines	170	164	-
Other Consumer	1,231	656	1,036
Total Loan Losses (net charge-offs)	$2,933	$2,251	$1,983

Net charge-offs totaled $2.9 million in the current three months ended December 31, 2008 compared to $2.0 million in the comparable three months in fiscal 2008 and $2.3 million for September 30, 2008 quarter. Included in the consumer loan net charge-offs were $1.2 million in net losses on credit cards, the overdraft protection program and marine and secured consumer (motorcycles, campers, etc.) loan portfolio during the three months ended December 31, 2008 and $1.0 million at December 31, 2007. The increase in these losses is a direct result of the current economic conditions. Net charge-offs were $448 thousand on the manufactured housing loan portfolio during the three months ended December 31, 2008 and $356 thousand at December 31, 2007.  Home equity loan net charge-offs increased $169 thousand compared to the three months ended December 31, 2007, there were no commercial real estate loan net charge-offs for either of the periods and commercial business loan net charge-offs increased $589 thousand compared to the three months ended December 31, 2007.

Annualized net charge-offs as a percentage of average net loans increased 13 basis points to .49% for the three months ended December 31, 2008 as compared to .36% for the three months ended December 31, 2007. The average net loss rate on the mobile home portfolio on an annualized basis was .79% for the three months ended December 31, 2008, increasing from .70% for the three months ended December 31, 2007.  Excluding the manufactured housing loan portfolio, our annualized net charge-offs as a percentage of average net loans increased from ..32% for the three months ended December 31, 2007 to .46% for the recent three months ended December 31, 2008.

Current economic conditions warranted a review of our residential speculative construction loans. Speculative construction loans are comprised of loans for properties under construction and those that have been completed and not yet sold. We believe these loans carry a higher level of risk and therefore warrant a higher level of reserves. Total exposure of these loans at December 31, 2008 was approximately $51.6 million.

The allowance for loan losses, totaled $41.5 million and $24.0 million at December 31, 2008 and September 30, 2008, respectively.  The allowance for loan losses amounted to 1.74% of total loans at December 31, 2008, compared to 1.02% at September 30, 2008.  The 73% increase in the allowance of loan losses is related to a 70% increase in non-accrual loans, a 144% increase in specific reserves, a significant increase in non-pass rated loans and a 30% increase in net charge-offs.  The increase in these losses is a direct result of changing current economic conditions strongly influenced by unemployment.

Deposits

First Financial’s deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	December 31, 2008		September 30, 2008		December 31, 2007
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$159,770	8.30%	$175,681	9.49%	$185,456	10.26%
Interest-bearing checking accounts	301,410	15.64	298,619	16.13	274,000	15.17
Statement and other accounts	126,261	6.55	129,466	6.99	127,694	7.07
Money market accounts	303,866	15.77	345,328	18.66	364,640	20.18
Certificate accounts	1,035,317	53.74	902,008	48.73	854,795	47.32
Total deposits	$1,926,624	100.00%	$1,851,102	100.00%	$1,806,585	100.00%

Deposits increased $75.5 million during the three months ended December 31, 2008. Interest-bearing checking accounts increased $2.8 million. Noninterest-bearing checking accounts decreased $15.9 million, statement and other accounts decreased $3.2 million, money market accounts decreased by $41.5 million and certificate accounts increased $133.3 million during the three months ended December 31, 2008.

Competitive interest rates on CDs have remained relatively high compared to other deposit products.  Therefore we have seen a shift from lower paying deposit products to CDs.

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate, credit risk and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by the Bank’s Asset / Liability Committee (“the ALCO”) and the Investment Committee which also reviews all investment and funding transactions. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments available for sale, at fair value increased $51.9 million and investment in capital stock of FHLB decreased $3.1 million in the three months ended December 31, 2008.  During the three months ended December 31, 2008, there were repayments of mortgage-backed securities totaling $23.1 million. We purchased $107.5 million of mortgage-backed securities during the three months ended December 31, 2008.

At December 31, 2008, the investment securities portfolio totaled $461.4 million, or 15.2% of total assets, compared to 13.9% of total assets at September 30, 2008. The portfolio increased $48.9 million from the level at fiscal year-end 2008, primarily from purchases of $107.5 million of mortgage backed securities partially offset by a $30.9 million decline in market values and $23.1 million in paydowns in the investment portfolio .

As a result of the funds received from the Corporation’s participation in the U.S. Treasury’s TARP our FHLB advances and other borrowings decreased by $22.0 million during the three months ended December 31, 2008.

Fair Value Measurements

The Corporation has established a process for determining fair value. Fair value is defined as the price to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices. Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Condensed Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data may include, but are not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

The Corporation’s valuation methodologies are continually refined as markets and products develop and the pricing for certain products becomes more or less transparent. While the Corporation believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

Hierarchy Levels

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. The following is a description of the valuation methodologies and other relevant information to provide the investors with a better understanding of how the Corporation determines fair value and the methods and assumptions underlying these measurements.

Securities

The fair values for available-for-sale and trading securities are generally based upon market prices or market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of December 31, 2008, First Financial had approximately $420.1 million of available-for-sale.

Mortgage Servicing Rights

The Corporation has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Corporation uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. As of December 31, 2008, First Financial had approximately $8.2 million of mortgage servicing rights.

Loans Held for Sale

The Corporation originates certain mortgage loans to be sold to investors. These loans are carried at the lower of cost or fair value. For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value are recorded as a component of mortgage banking income. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. The Corporation uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

Derivatives

First Financial uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. First Financial mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to First Financial when their unsecured loss positions exceed certain negotiated limits. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that First Financial does not expect to fund and includes the value attributable to the net servicing fee.

Fair Values of Level 3 Assets and Liabilities

For the three months ended December 31, 2008, assets classified as Level 3 realized $2.1 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Consolidated Statement of Operations. The three securities are currently paying interest, but are not projected to completely repay principal. The break in principal is based on cash flow projections. Cash flows were modeled using a third party thirty-year estimate of defaults.  Also, a $735 thousand of other comprehensive loss was recorded to accumulated other comprehensive loss for the three months ending December 31, 2008 and is reflected in stockholders’ equity net of tax. At December 31, 2008, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At December 31, 2008, the Corporation had $51.1 million, or 1.7% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments.  Lending Commitments include loan commitments, standby letters of credit and unused business and consumer credit lines.  These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business. We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At December 31, 2008, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $128.5 million. Unused business, personal and credit card lines totaled $374.1 million at December 31, 2008.

Derivatives.  In accordance with SFAS No. 133, we record derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 10 in the Notes to Consolidated Financial Statements.

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

The components of net periodic benefit costs for the three months ended December 31, 2008 and 2007 are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended December 31,
	2008	2007

Interest Cost	$31	$24
Amortization of transition obligation	20	20
Amortization of net losses	2	3

	$53	$47

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $108 thousand for postretirement benefit payments, net of $25 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $155 thousand for the one-time early retirees in fiscal 2009 for a total of $263 thousand. As of the three months ended December 31, 2008, $61 thousand of contributions have been made.

Risk Management

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. The Corporation manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the bank’s Asset/Liability Management Policy.

Management continually monitors basis risk such as Prime/LIBOR spread and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in recent months some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 2.63% and 2.93% for the two years ending June 30, 2007 – a difference of 0.30% from high to low. In contrast, for the period from June 30, 2007 to December 31, 2008, the Prime/LIBOR spread posted a low of 1.07% at September 30, 2008 and a high of 3.44% at March 17, 2008 – a range of 2.37%. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in 2008.

The Corporation originates loans along with purchasing investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” The modeled scenarios begin with a base case in which rates are unchanged and include parallel and non-parallel rate shocks. The non-parallel shifts include yield curve flattening and steepening scenarios as well as a move to the implied-forward yield curve. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

Liquidity and Asset and Liability Management

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

As of December 31, 2008, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at December 31, 2008 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(3.36)%
1.00	(1.70)
Flat (Base Case)
(0.25)	0.57

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

The following table is a summary of our one-year dynamic gap at December 31, 2008 (amounts in thousands):

December 31, 2008
Interest-earning assets maturing or repricing within one year	$1,427,683
Interest-bearing liabilities maturing or repricing within one year	1,423,465
Cumulative gap	$4,218

Gap as a percent of total assets	0.14%

Based on our December 31, 2008 dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.428 billion in interest-earning assets will reprice and approximately $1.423 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $4 million, or .14% of assets.  Our one year dynamic gap position at December 31, 2007 was a negative $67.6 million, or 2.40% of assets. At the end of the fiscal year ended September 30, 2008, the dynamic gap was a negative $19.9 million or .67% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called and certain loans will not reprice due to caps. Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would increase if market interest rates increased.  A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of the yield curve. As the above indicates, we believe First Financial will be negatively impacted by an increase in interest rates, while a decrease in interest rates will positively impact net interest income.

RESULTS OF OPERATIONS

For Three Months Ended December 31, 2008 Compared to Three Months December 31, 2007

Financial Highlights

The Corporation reported a net loss of $(6.5) million for the quarter ended December 31, 2008 and $2.9 million net income for the comparable quarter in fiscal 2007. Diluted earnings per common share decreased to $(.58) per common share for the quarter ended December 31, 2008 from diluted earnings per share of $.25 per common share for the quarter ended December 31, 2007.  The Corporation’s key performance measurements such as return on assets and return on equity were (.87)% and (12.98)%, respectively, for the quarter ended December 31, 2008, compared to .42% and 6.21%, respectively, for the quarter ended December 31, 2007.

The financial results for the quarter ended December 31, 2008 were substantially impacted by a $20.5 million provision for loan losses and a $2.1 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired that reflect the economic problems facing the residential finance and construction industries.  These declines in earnings were partially offset by increases in net interest income and higher revenues from our insurance operations.

During the quarter ended December 31, 2008, net interest margin increase to 3.48% from 3.23%, average loans increased $180 million or 8.2%, average deposits increased $91 million or 4.9%, while loan credit quality declined from the same quarter a year ago as non-accruing loans to total loans increased  to 1.47% from .46% and net charge-offs to average loans were .49% for the quarter compared to .36% for the same period a year ago.

Net Interest Income
The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average loan balances; however, accrued interest income has been excluded from these loans. The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

	Three Months Ended December 31,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,368,767	6.29%	$2,189,044	7.15%
Mortgage-backed securities	423,508	5.53	318,996	4.67
Investments and other interest-earning assets	75,339	2.73	76,386	6.01
Total interest-earning assets	$2,867,614	6.08%	$2,584,426	6.88%

Deposits	$1,931,978	2.37%	$1,841,414	3.14%
Borrowings	875,966	3.22	682,513	5.08
Total interest-bearing liabilities	$2,807,944	2.64%	$2,523,927	3.54%

Gross interest margin		3.44%		3.34%
Net interest margin		3.48%		3.23%

Our net interest margin increased 25 basis points to 3.48% for the quarter ended December 31, 2008 from 3.23% for the comparable quarter ended December 31, 2007. Compared with the quarter ended December 31, 2007, the average yield on earning assets decreased by 80 basis points to 6.08% while the average rate on costing liabilities decreased by 90 basis points to 2.64%.

Year over year average earning assets increased to $2.9 billion as a result of strong internally generated loan growth.  The net loan growth of $180 million was also accompanied by an increase of $105 million in mortgage backed securities.  The yield on loans declined 86 basis points as a result of the year over year market interest rates while the yield on the mortgage backed securities portfolio increased 86 basis points.  Total average costing liabilities increased $284 million while the average rate paid decreased 90 basis points.  The decrease in the average rate paid was primarily due to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt.  Interest expense was negatively impacted by a decline in noninterest-bearing demand deposit balances.

Net interest income was $25.1 million in the quarter ended December 31, 2008 compared to  $21.1 million in the quarter ended December 31, 2007.  Total interest income decreased by $379 thousand and total interest expense declined $4.5 million resulting in an increase in net interest income of $4.1 million.  Growth in key loan portfolios of home equity, commercial real estate, commercial business and manufactured housing more than offset the decline in interest rates.  The decline in interest rates was the primary cause of the decline in interest expense of $4.5 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Three Months Ended December 31,
	2008 versus 2007
	Volume	Rate	Total
Interest income:
Loans	$3,082	$(4,981)	$(1,899)
Mortgage-backed securities	1,376	770	2,146
Investments and other interest-earning assets	(15)	(611)	(626)
Total interest income	4,443	(4,822)	(379)
Interest expense:
Deposits	691	(3,712)	(3,021)
Borrowings	2,169	(3,598)	(1,429)
Total interest expense	2,860	(7,310)	(4,450)
Net interest income	$1,583	$2,488	$4,071

Provision for Loan Losses

The provision for loan losses increased $17.2 million to $20.5 million for the quarter ended December 31, 2008 compared to $3.2 million for the same quarter a year ago. As market conditions changed during the first quarter of fiscal 2009, we determined it was necessary to increase our reserves. The current quarter provision for loan losses can be attributed to the increase in non-performing loans, increase in net charge-offs, overall loan growth and the increased uncertainties in the markets we serve.  The allowance for loan losses to total loans was 1.74% at December 31, 2008, compared to .76% at December 31, 2007. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In the quarter ended December 31, 2008, net charge-offs were $2.9 million, or 0.49% of average loans, compared to $2.0 million, or 0.36% of average loans in the quarter ended December 31, 2007. Total consumer loan net charge-offs as a percentage of average total consumer loans were 3.26% in the quarter ended December 31, 2008, compared to 2.70% in the same period a year ago. Total commercial business loan net charge-offs as a percentage of average commercial business loans were 2.81%, an increase from 0.32% in the same period a year ago.  Total marine net charge-offs as a percentage of average marine loans were 3.23% compared to 1.51% same period a year ago.  Manufactured housing net charge-offs were .79% compared to .70% same period last year.

Non-Interest Income

Total non-interest income decreased $2.4 million to $11.3 million in the quarter ended December 31, 2008. The current quarter includes the $2.1 million loss associated with impairment of three Collateralized Debt Obligation (“CDO”) investment securities.  Exclusive of the impairment on investment securities, non-interest income declined $237 thousand to $13.4 million in the quarter ending December 31, 2008. The decline was primarily caused by a decline in service charges and fees on deposit accounts of $408 thousand or 6.7%, to $5.7 million in the first quarter of fiscal year 2009. The decrease in service charges and fees on deposit accounts reflects a $446 thousand decline in non-sufficient funds and overdraft charges partially offset by an increase in fees of card based services.

Insurance revenues increased $958 thousand, or 22.3% during the current quarter compared to the same period in fiscal 2008, $1.1 million of that increase is related to the acquisition of Somers-Pardue.

Mortgage banking income declined $89 thousand to $1.76 million or 4.8%, during the current quarter as compared to the comparable quarter in fiscal 2008. This decrease is mainly the result of the decline in the fair value, net of our hedge positions, of the mortgage servicing rights with a $365 thousand decline during the current quarter compared to a $150 thousand increase during the same quarter in fiscal year 2008.  This was partially offset by an increase of $386 thousand in pass-thru gains from sales and forward sales of mortgage loans.

Other non-interest income decreased $414 thousand to $197 thousand, due to increased losses associated with other real estate owned of $514 thousand, an increase of $449 thousand over the same quarter in  fiscal 2008.

Non-Interest Expense

Total non-interest expense decreased $44 thousand to $26.6 million in the quarter ending December 31, 2008. The same quarter in the prior year included a $1.76 million expense for an early retirement program and $260 thousand expense for Visa litigation. Net of these one time charges non-interest expense increased $2.0 million or 8%.

Net of the early retirement charge salary and employee benefits increased $915 thousand or 5%.  The $915 thousand increase in salaries and benefits resulted from increases in base salary expense of $1.2 million due to the impact of annual merit increases plus an increase in number of full time equivalent employees of approximately 55 positions mainly associated with the acquisition of the Somers-Pardue Insurance Agency effective April 1, 2008 which added $851 thousand to salary and employee benefit expense for the quarter ending December 31, 2008.  Salary and employee benefits expense were positively impacted by declines of $305 thousand in employee group insurance costs.

Occupancy expense increased $111 thousand to $2.1 million or 5.5% and furniture and equipment expense increased $70 thousand to $1.5 million or 4.9% in the quarter ending December 31, 2008.   FDIC assessment expense increased $286 thousand from December 31, 2007 to $343 thousand in the quarter ending December 31, 2008.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $0 at December 31, 2008 versus $239 thousand at December 31, 2007. The Corporation’s valuation allowance at December 31, 2007 related to state tax benefits associated with the operations of a real estate investment trust (REIT).   During 2008 the REIT was dissolved and the uncertainty as to the recognition of certain tax benefits no longer exists.

In the quarter ended December 31, 2008, the Corporation recorded an income tax benefit of $4.1 million on a pre-tax loss of $10.7 million, an effective tax benefit rate of 38.7%. In the quarter ended December 31, 2007, the Corporation recorded income tax expense of $1.9 million on pre-tax income of $4.8 million, an effective tax rate of 39.8%. The change in the effective tax rate for the quarter ended December 31, 2008 is associated with the dissolution of the REIT and transfer of the REIT assets into the bank at a lower tax rate.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We adopted the non-deferred provisions of  SFAS 157 on October 1, 2008 and the impact of this adoption is included in Note 6.

Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active

In October 2008, Financial Accounting Standards Board Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued. FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation considered the guidance in FSP 157-3 in determining the fair value of financial instruments as discussed in Note 6 to the unaudited consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS 159 did not have a material impact on our consolidated financial condition, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            See "Asset/Liability Management" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective. During the first quarter of fiscal 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST FINANCIAL HOLDINGS, INC.
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business.  Any litigation is vigorously defended by the Corporation, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Corporation’s consolidated financial position or results of operations.

Item 1A - Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Three Months Ended December 31, 2008
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan

10/01/2008 thru 10/31/2008				350,000
11/01/2008 thru 11/30/2008	8,439	20.84		350,000
12/01/2008 thru 12/31/2008				350,000
	8,439		-

The Corporation’s employee and outside director stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options. For the three months ended December 31, 2008, 8,439 shares were repurchased under these provisions for approximately $176 thousand.

On June 20, 2008, we announced a new stock repurchase plan which expires on September 30, 2009. This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.

Item 5 – Other Information

There was no information required to be disclosed by the Corporation in a report on Form 8-K during the first quarter of fiscal 2009 that was not so disclosed.

Item 6 – Listing of Exhibits.

Exhibit No.	Description of Exhibit	Location

3.1	Amendment to Registrant’s Certificate of Incorporation	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

Exhibit No.	Description of Exhibit	Location

3.3	Amendment to Registrant’s Bylaws	Incorporated by reference to the Registrant’s Form 8-K filed October 26 2007.

4.1	Warrant to purchase shares of Company’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Registrant’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 19, 2006.

Exhibit No.	Description of Exhibit	Location

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 6, 2009	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer