Form 10-Q
period 2009-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2009-05-08
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Class	Outstanding Shares at
Common Stock	April 30, 2009
$.01 Par Value	11,699,426

FIRST FINANCIAL HOLDINGS, INC.
INDEX

PAGE NO.

PART I – FINANCIAL INFORMATION

Item
1. Financial Statements (Unaudited)
Consolidated Statements of Financial Condition	3
at March 31, 2009 and September 30, 2008

Consolidated Statements of Income for the Three	4
Months Ended March 31, 2009 and 2008

Consolidated Statements of Income for the Six	5
Months Ended March 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and	6
Comprehensive Income for the Six Months Ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the	7
Six Months Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements	8-28

2. Management’s Discussion and Analysis of Financial	29-53
Condition and Results of Operations

3. Quantitative and Qualitative Disclosures About Market Risk	54

4. Controls and Procedures	54

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	55
1A. Risk Factors	55
2. Unregistered Sales of Equity Securities and Use of Proceeds	56
3. Defaults Upon Senior Securities	56
4. Submission of Matters to a vote of Security Holders	57
5. Other Information	57
6. Exhibits	58-59

SIGNATURES	60

EXHIBIT INDEX	61

EXHIBIT 31 – CERTIFICATIONS	62-63

EXHIBIT 32 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	64

SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Financial Statements and related notes.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$66,007	$62,549
Investments available for sale, at fair value	12,240	17,095
Investments held to maturity	2,733	2,443
Investment in capital stock of FHLB	37,575	41,832
Mortgage-backed securities available for sale, at fair value	538,402	351,109
Loans receivable, net of allowance of $47,490 and $23,990	2,333,846	2,324,537
Loans held for sale	48,319	8,731
Accrued interest receivable	11,570	12,035
Office properties and equipment, net	81,751	78,738
Real estate and other assets acquired in settlement of loans	6,312	4,286
Goodwill, net	27,996	27,892
Intangible assets, net	7,972	8,349
Residential mortgage servicing rights, at fair value	8,221	12,550
Other assets	23,595	21,848
Total assets	$3,206,539	$2,973,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$184,451	$175,681
Interest -bearing	1,810,606	1,675,421
Total deposits	1,995,057	1,851,102
Advances from FHLB	609,000	818,000
Other short-term borrowings	263,812	28,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	3,077	5,152
Outstanding checks	16,139	11,872
Accounts payable and other liabilities	18,827	29,185
Total liabilities	2,952,304	2,790,516
Stockholders' equity:
Serial preferred stock, $.01 par value, authorized 3,000,000 shares, issued 65,000 and 0 shares at March 31, 2009
and September 30, 2008, respectively.(Redemption value $65,000)	$1	-
Common stock, $.01 par value, authorized 24,000,000 shares,
issued 16,637,837 and 16,621,485 shares
at March 31, 2009, and September 30, 2008, respectively.	166	$166
Additional paid-in capital	124,084	58,338
Retained income, substantially restricted	237,308	244,327
Accumulated other comprehensive loss, net of income taxes	(3,761)	(15,966)
Treasury stock at cost, 4,938,411 and 4,929,972 shares
at March 31, 2009, and September 30, 2008, respectively.	(103,563)	(103,387)
Total stockholders' equity	254,235	183,478
Total liabilities and stockholders' equity	$3,206,539	$2,973,994

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$36,084	$38,482
Interest on mortgage-backed securities	7,526	4,297
Interest and dividends on investments	114	964
Other	7	67
Total interest income	43,731	43,810
INTEREST EXPENSE
Interest on deposits	10,486	13,295
Interest on borrowed money	6,284	8,374
Total interest expense	16,770	21,669
NET INTEREST INCOME	26,961	22,141
Provision for loan losses	12,765	3,567
Net interest income after provision for loan losses	14,196	18,574
OTHER INCOME
Total other-than-temporary impairment losses	(2,889)	-
Portion of loss recognized in other comprehensive income (before taxes)	(2,032)	-
Net impairment losses recognized in earnings	(857)	-
Net gain on sale of investment and mortgage-backed securities	-	645
Brokerage fees	632	906
Commissions on insurance	6,656	6,532
Other agency income	310	237
Service charges and fees on deposit accounts	5,280	5,780
Mortgage banking income	2,652	2,961
Gains on disposition of assets	36	59
Other	(69)	681
Total other income	14,640	17,801
NON-INTEREST EXPENSE
Salaries and employee benefits	13,637	15,963
Occupancy costs	2,129	2,012
Marketing	422	570
Furniture and equipment expense	1,572	1,374
Amortization of intangibles	203	107
Other	5,882	4,036
Total non-interest expense	23,845	24,062
Income before income taxes	4,991	12,313
Income tax expense	1,872	4,783
NET INCOME	$3,119	$7,530
Preferred stock dividends	813	-
Accretion on preferred stock discount	130	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,176	$7,530
NET INCOME PER COMMON SHARE BASIC	$0.19	$0.65
NET INCOME PER COMMON SHARE DILUTED	$0.19	$0.64

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Six Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$73,641	$77,938
Interest on mortgage-backed securities	13,430	8,054
Interest and dividends on investments	624	2,009
Other	20	171
Total interest income	87,715	88,172
INTEREST EXPENSE
Interest on deposits	22,029	27,860
Interest on borrowed money	13,594	17,112
Total interest expense	35,623	44,972
NET INTEREST INCOME	52,092	43,200
Provision for loan losses	33,236	6,814
Net interest income after provision for loan losses	18,856	36,386
OTHER INCOME
Total other-than-temporary impairment losses	(6,085)	-
Portion of loss recognized in other comprehensive income (before taxes)	(3,084)	-
Net impairment losses recognized in earnings	(3,001)	-
Net gain on sale of investment and mortgage-backed securities	-	746
Brokerage fees	1,112	1,586
Commissions on insurance	11,598	10,569
Other agency income	613	487
Service charges and fees on deposit accounts	10,949	11,857
Mortgage banking income	4,412	4,810
Gains on disposition of assets	88	96
Other	128	1,290
Total other income	25,899	31,441
NON-INTEREST EXPENSE
Salaries and employee benefits	30,799	33,971
Occupancy costs	4,274	4,046
Marketing	1,072	1,264
Furniture and equipment expense	3,067	2,800
Amortization of intangibles	405	213
Other	10,824	8,408
Total non-interest expense	50,441	50,702
Income (loss) before income taxes	(5,686)	17,125
Income tax expense (benefit)	(2,258)	6,698
NET INCOME (LOSS)	$(3,428)	$10,427
Preferred stock dividends	1,038	-
Accretion on preferred stock discount	166	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,632)	$10,427
NET INCOME (LOSS) PER COMMON SHARE BASIC	$(0.40)	$0.89
NET INCOME (LOSS) PER COMMON SHARE DILUTED	$(0.40)	$0.89

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165			$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income						10,427				10,427
Other comprehensive loss:										-
Unrealized net loss on securities										-
available for sale,										-
net of tax of $2,847							(4,472)			(4,472)
Total comprehensive income										5,955
Common stock issued pursuant
to stock option and
employee benefit plans	30	1			1,183					1,184
Stock option tax benefit					33					33
Cumulative effect of adoption										-
of FIN 48						(239)				(239)
Cash dividends ($.51 per share)						(5,951)				(5,951)
Treasury stock purchased								2	(71)	(71)
Balance at March 31, 2008	16,588	$166			$57,322	$238,057	$(5,651)	4,925	$(103,268)	$186,626

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Loss	Shares	Amount	Total
Balance at September 30, 2008	16,622	$166			$58,338	$244,327	$(15,966)	4,930	$(103,387)	$183,478
Net income (loss)						(3,428)				(3,428)
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of tax of $7,769							12,205			12,205
Total comprehensive income (loss)										8,777
Common stock issued pursuant
to stock option and
employee benefit plans	16				577					577
Stock option tax benefit					4					4
Issuance of preferred stock/warrants			65	$1	64,999					65,000
										-
										-
Accretion of preferred stock					166					166
Cash dividends										-
Common stock ($.305 per share)						(3,565)				(3,565)
Preferred stock ($12.50 per share)						(1,204)				(1,204)
Cumulative effect of adoption										-
of FSP 115-2 and FSP 124-2						1,178				1,178
Treasury stock purchased								8	(176)	(176)
Balance at March 31, 2009	16,638	$166	65	$1	$124,084	$237,308	$(3,761)	4,938	$(103,563)	$254,235

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,428)	$10,427
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	2,947	2,840
Amortization of intangibles	405	213
Gain on sale of loans, net	(1,997)	(1,280)
Gain on sale of investments and mortgage-backed securities, net	-	(746)
Gain on sale of property and equipment, net	(88)	(96)
Loss (Gain) on sale of real estate owned, net	60	(21)
Stock option compensation expense	301	467
Tax benefit resulting from stock options	(4)	33
Amortization of unearned discount on preferred stock	166	-
Amortization of unearned discounts/premiums on investments, net	(3,113)	97
Increase in deferred loan fees and discounts	329	78
Impairment of investment securities	3,001	-
Cummulative effect of adoption of FSP115-2 and 124-2	1,178	-
(Increase) decrease in receivables and other assets	(1,308)	208
Provision for loan losses	33,236	6,814
Write down of real estate and other assets acquired in settlement of loans	1,182	18
Proceeds from sales of loans held for sale	125,367	108,582
Deferred income tax	(6,166)	-
Capitalized mortgage servicing rights	(1,446)	(1,288)
Decrease in fair value of mortgage servicing rights	5,776	3,434
Origination of loans held for sale	(162,958)	(115,022)
Decrease in accounts payable and other liabilities	(7,696)	(5,226)
Net cash (used in) provided by operating activities	(14,256)	9,532
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	92	685
Proceeds from sales of investment securities available for sale	3,000	746
Net purchases of investment securities held to maturity	(290)	-
Net purchases of investment securities available for sale	(1,929)	(2,389)
Redemption (purchase) of FHLB stock	4,257	(7,749)
Increase in loans, net	(48,642)	(94,492)
Loan participations purchased	-	(961)
Proceeds from sales of mortgage-backed securities available for sale	13,670	-
Repayments on mortgage-backed securities available for sale	57,068	39,839
Purchase of mortgage-backed securities available for sale	(234,252)	(120,650)
Proceeds from the sales of real estate owned	2,502	2,198
Acquisition of intangibles	(104)	(6)
Net purchase of office properties and equipment	(5,872)	(5,149)
Net cash used in investing activities	(210,500)	(187,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in checking, passbook and money market fund accounts	(14,064)	23,429
Net increase (decrease) in certificates of deposit	158,019	(2,381)
Net (repayments) proceeds of FHLB advances	(209,000)	165,000
Issuance of preferred stock	62,019	-
Issuance of stock warrants	2,981	-
Net increase (decrease) in other borrowings	234,999	(3)
Decrease in advances by borrowers for taxes and insurance	(2,075)	(1,989)
Proceeds from the exercise of stock options	276	717
Tax benefit resulting from stock options	4	33
Dividends paid	(4,769)	(5,951)
Treasury stock purchased	(176)	(71)
Net cash provided by financing activities	228,214	178,784
Net increase in cash and cash equivalents	3,458	388
Cash and cash equivalents at beginning of period	62,549	77,334
Cash and cash equivalents at end of period	$66,007	$77,722
Supplemental disclosures:
Cash paid during the period for:
Interest	$35,384	$46,734
Income taxes	13,288	8,205
Loans foreclosed	5,747	5,789

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

General

The significant accounting policies followed by First Financial Holdings, Inc. (the “Corporation”, which may be referred to as First Financial, we, us or our) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature. The information contained in the footnotes included in our Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. Certain fiscal 2008 amounts have been reclassified to conform to the statement presentations for fiscal 2009. The unaudited consolidated financial statements include the accounts of First Financial Holdings, Inc,  our wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

Our consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (“VIE”s) where the Corporation is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

The results of operations for the six months ended March 31, 2009, are not necessarily indicative of the results of operations that may be expected in future periods.

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

In March 2009, we began to package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”).  The Corporation securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through the Federal National Mortgage Association (“Fannie Mae”) and sells the resulting securities to third party investors.  The Corporation records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale.  We generally retain the mortgage servicing on loans sold.  Since quoted market prices are not typically available, we estimate the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows.  Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved.  Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.  For the three and six months ended March 31, 2009, the gain on sale recognized through loan securitizations was $837 thousand.

We also periodically securitize mortgage loans that we intend to hold for the foreseeable future and transfer the resulting securities to the securities available for sale portfolio.  This is generally accomplished by exchanging the loans for mortgage-backed securities issued primarily by Fannie Mae.  Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions.  Subsequently, if sold, the gain or loss on the sale of these securities is included in mortgage banking income.

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

Application of Accounting Principles to Loan Commitments

In November 2007, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 109, “Restatement of SAB 105, Application of Accounting Principles to Loan Commitments” (“SAB 109”), was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, using expected net future cash flows would be inappropriate. SAB 109 supersedes SAB 105 and states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value. The adoption of SAB 109 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We applied the provisions of SAB 109 in the quarter ended March 31, 2008, with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 9).

NOTE 2.  Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina and has two offices located in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking and trust services and also offers investment and insurance services through subsidiaries or affiliated companies.  First Federal has 58 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and Brunswick, New Hanover, and Pender Counties in North Carolina.

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation to assume all of the deposits, excluding most brokered deposits, and certain assets of Cape Fear Bank.  First Federal will retain seven former Cape Fear branches located in Wilmington, North Carolina.  This will extend First Federal’s coastal footprint expanding to 65 offices in North and South Carolina.

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

NOTE 4.  Share-Based Payment Arrangements

At March 31, 2009 and 2008, we had several share-based payment plans for employees.   Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended March 31, 2009, was $113 thousand and $250 thousand for the three months ended March 31, 2008. The total compensation cost of share-based payment plans during the six months ended March 31, 2009, was $301 thousand and $467 thousand for the six months ended March 31, 2008. Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

  At the January 25, 2007, annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The 2007 EIP allows the Corporation to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 318,688 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at March 31, 2009.

A summary of stock option activity under the employee share option plans as of March 31, 2009, and changes during the three and six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	value
	Shares	Price ($)	(Years)	$(000)
Outstanding at January 1, 2009	928,315	27.01
Granted	-
Exercised	-
Forfeited or expired	(35,764)	29.1
Outstanding at March 31, 2009	892,551	26.93	2.92	-
Exercisable at March 31, 2009	563,998	27.32	2.88	-

			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	$(000)
Outstanding at October 1, 2008	885,744	27.85
Granted	117,812	19.54
Exercised	(14,089)	16.92
Forfeited or expired	(96,916)	27.76
Outstanding at March 31, 2009	892,551	26.93	2.92	-
Exercisable at March 31, 2009	563,998	27.32	2.88	-

The weighted-average grant-date fair value of share options granted during the six months ended March 31, 2009, was $6.02 and for the six months ended March 31, 2008, was $6.24. The total intrinsic value of share options exercised during the six months ended March 31, 2009, was $70 thousand and for the six months ended March 31, 2008, was $222 thousand.

As of March 31, 2009, there was $1.5 million and as of March 31, 2008, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.1 years at March 31, 2009, and 1.2 years at March 31, 2008.

Performance Equity Plan for Non-Employee Directors

            See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. Performance targets for fiscal 2008 resulted in the awarding of 1,982 shares during fiscal 2009.  There were no shares awarded during fiscal 2008 as performance targets for fiscal 2007 were not met.  Through the six months ended March 31, 2009, there have not been any shares awarded.

NOTE 5.  Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income (loss) and for the six months ended March 31, 2009, amounted to $8.8 million and for the six months ended March 31, 2008, amounted to $6.0 million.

Our “other comprehensive income (loss)” for the three months ended March 31, 2009 and 2008, and “accumulated other comprehensive income (loss)” as of March 31, 2009 and 2008, are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended March 31, 2009 and 2008, follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Unrealized holding gains (losses) arising during period, net of tax	$30,570	$(5,212)
Reclassification adjustment for realized losses (gains), net of tax	536	(395)
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$31,106	$(5,607)

Other comprehensive income (loss) for the six months ended March 31, 2009 and 2008, follows (in thousands):

	Six Months Ended
	March 31,
	2009	2008

Unrealized holding gains (losses) arising during period, net of tax	$10,396	$(4,018)
Reclassification adjustment for realized losse (gains), net of tax	1,809	(454)
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$12,205	$(4,472)

NOTE 6. Fair Value Measurements

Effective October 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has adopted the non-deferred provisions of SFAS No. 157.

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. FSP FAS 157-4 clarified the application of SFAS No. 157 if the market is not active. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial position or results of operations.

Fair Value Process

The Corporation has established a process for determining fair value. Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices. Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used.

Effective March 31, 2009, the Corporation adopted FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  To determine our pricing valuation, the Corporation obtained fair values for its private label Mortgage backed securities (“MBS”) investments from third party pricing vendors.  The current quarterly trend indicated that there was no private label price on the reports reflecting the illiquidity or the market.  We determined an economic spread and obtained pricing for comparable products.  A Bloomberg pricing model was utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points were added to the spread and 100 basis points were added for an AA rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

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

•	Level 1 – quoted prices (unadjusted for identical assets or liabilities in active markets.

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

Financial Instruments

The fair values of our financial instruments are presented below (in thousands):

	March 31,		September 30,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents	$66,007	$66,007	$62,949	$62,949
Investments available for sale	12,240	12,240	17,095	17,095
Investments held to maturity	2,733	2,662	2,043	1,819
Investment in capital stock of FHLB	37,575	37,575	41,832	41,832
Mortgage-backed securities available for sale	538,402	538,402	351,110	351,110
Loans receivable	2,382,165	2,425,646	2,333,268	2,345,496

Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	$935,030	$935,030	$949,792	$949,792
Certificate accounts	1,060,027	1,073,897	901,300	903,477
Advances from FHLB	609,000	642,739	818,000	831,972
Other borrowings	263,812	263,598	28,813	28,675
Long-term debt	46,392	40,142	46,392	31,922

Our financial instruments for which fair value approximates the carrying amount at March 31, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and mortgage backed securities may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer.  Each loan category is further segmented into fixed-rate and adjustable-rate interest terms and by performing and nonperforming categories.

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

The information presented is based on pertinent information available to management as of March 31, 2009.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

The following table presents the financial instruments measured at fair value on a recurring basis as of March 31, 2009, on the Consolidated Statements of Financial Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages (in thousands):

	At March 31, 2009
	Level 1	Level 2	Level 3	Total
U.S. Treasury	$3,052			$3,052
U.S. Government agency mortgage-backed securities		$93,081	$18,840	111,921
Collateral mortgage obligations		25,482	400,999	426,481
Corporate securities		840	5,922	6,762
Municipals		451		451
Equities	1,000		975	1,975
Securities available for sale	4,052	119,854	426,736	550,642
Residential mortgage servicing rights			8,221	8,221
Derivative Financial Instruments	2,150			2,150
Total assets at fair value	$6,202	$119,854	$434,957	$561,013

Changes in Level 3 fair value measurements

The table below includes a roll forward of the Consolidated Statements of Financial Condition amounts for the six months ended March 31, 2009, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands).

		Residential
	Securities	mortgage
	available for	servicing
	sale	rights
Balance at September 30, 2008	$42,890	$12,550
Total net gains (losses) for the quarter included in:
Net losses		(5,775)
Other comprehensive loss, gross	(1,119)
Purchases, sales or settlements, net	90,674	1,446
Net transfer in/out of Level 3	294,291
Balance at March 31, 2009	$426,736	$8,221

Net transfers into Level 3 consist of $1.3 million of debt securities, $174.0 million of private label CMOs, and $119.0 million of private label MBSs.  All transfers were previously in level 2.  The transfers resulted from the adoption of FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The securities transferred to level 3 had a significant decrease in their volume and level of activity.  FSP 157-4 allows the use of valuation techniques to estimate the fair value of these assets.  See the discussion of the Corporation’s adoption of FSP 157-4 and the valuation techniques used to determine the fair value in Note 6, under the Fair Value caption.

 Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	At March 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale		$48,319		$48,319
Total nonrecurring basis measured assets		$48,319		$48,319

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

NOTE 7.  Securities

We invest in securities initially rated in one of the four highest categories by two nationally recognized investment rating services.  The amortized cost and fair value of investment securities available for sale, held to maturity and mortgage-backed securities available for sale are as follows (in thousands):

	March 31,		September 30,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments available for sale

U.S. Treasury and U.S. Government agencies	$3,003	$3,052	$6,007	$6,122
State and municipal obligations	450	451	450	419
Corporate debt and other securities	18,441	8,737	18,908	10,554
Mortgage-backed securities	534,088	538,402	368,153	351,109
Total investments available for sale	$555,982	$550,642	$393,518	$368,204

Investments held to maturity

State and municipal obligations	$2,043	$1,972	$2,043	$2,109
Certificates of deposits	690	690	400	400
Total investments held to maturity	$2,733	$2,662	$2,443	$2,509

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale

March 31, 2009
U.S. Government agency
mortgage-backed securities	$8,764	$6	-	-	$8,764	$6
Collateral mortgage obligations	41,981	1,289	$46,649	$1,292	88,630	2,581
Other mortgage-backed securities	34,991	2,018	49,247	619	84,238	2,637
Corporate securities	2,474	2,565	4,288	7,139	6,762	9,704
Total temporarily impaired	$88,210	$5,878	$100,184	$9,050	$188,394	$14,928

Securities held to maturity
Municipal obligations			$1,991	$71	$1,991	$71

At March 31, 2009, we had 47 individual available for sale investments that were in an unrealized loss position. The unrealized losses on our investments summarized above were attributable to credit quality and liquidity.

The Corporation has adopted FASB FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  Our private label mortgage and collateralized mortgage obligation (CMO) portfolios, which are non-agency securities, were priced to level three cash flow models because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, and market liquidity to the extent possible.  We noted that this market has had little, if any, new issuances since the credit crisis began.  The Corporation determined that most sales are forced and do not reflect the true economic value of these securities.

To determine our pricing valuation, we utilized a weekly market snapshot that reflects current prices and spreads of a variety of products for the most recent two year period.  The current quarterly trend indicated that there was no readily available private label price reflecting the illiquidity of the market.  Before credit deterioration began, comparable agency and private label MBS products typically maintained a spread of 50 basis points.

To determine a market price we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  The default model assumed twice the historic default rates, a 15% recovery on all banks in deferral of interest payments and a 2% prepayment rate.

Based on the test results and analysis, three securities had all or some of their prior other-than-temporary impairment charges recaptured due to market pricing valuations.  The valuation change of $1.9 million was reflected as an increase in the securities carrying amount and beginning retained earnings, net of tax of $750 thousand, with the change in the unrealized gain / loss recognized in other comprehensive income.

Effective March 31, 2009, the Corporation adopted Financial Accounting Standards Board Staff Positions 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments.  To determine which individual securities are at risk for other-than-temporary impairment, the Corporation considers various characteristics of each security including, but not limited to, the credit rating; the duration and amount of the unrealized loss; and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security-level review, the Corporation identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Corporation expects to receive all of the contractual cash flows as scheduled.  The Corporation recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

For the three months ended March 31, 2009, the Corporation experienced a credit-related other-than-temporary impairment of $857 thousand, $704 thousand on the private label MBS portfolio and $153 thousand on the CDO portfolio.  This was a charge to earnings noted as “Net impairment losses recognized in earnings”.  In addition, the Corporation experienced a valuation-related other-than-temporary impairment of $2.0 million, $104 thousand on the private label MBS portfolio and $1.9 million on the CDO portfolio.  This charge is reflected in equity through other comprehensive income.  The total securities impacted by credit-related other-than-temporary impairment represent less than three percent of the investment portfolio and therefore have negligible impact on both our liquidity and capital positions.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

For the six months ended March 31, 2009, the Corporation recognized a credit-related other-than-temporary impairment loss of $3.0 million related to six CDO securities and one CMO security in its investment portfolio.  The following table represents the amount of the total other-than-temporary impairment related to credit losses for the three months ended March 31, 2009, for the CDO and MBS portfolio (in thousands):

	CDOs	MBS
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2009
Balance at beginning of period	$2,630	$-
Additions
Amount related to credit loss for which no previous OTTI recognized	121	704
Amount related to credit loss for which previous OTTI recognized	32	-
Reductions
Increase in cash flows expected to be collected	(1,928)	-
Balance at end of period	$855	$704

The following table represents the amount of the total other-than-temporary impairment related to credit losses for the six months ended March 31, 2009, for the CDO and MBS portfolio (in thousands):

	CDOs	MBS
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2009
Balance at beginning of period	$486	$-
Additions
Amount related to credit loss for which no previous OTTI recognized	2,265	704
Amount related to credit loss for which previous OTTI recognized	32	-
Reductions
Increase in cash flows expected to be collected	(1,928)	-
Balance at end of period	$855	$704

NOTE 8.  Intangible Assets

Intangible assets, net of accumulated amortization, at March 31, 2009, September 30, 2008, and March 31, 2008, are summarized as follows (in thousands):

	March 31,	September 30,	March 31,
	2009	2008	2008
Goodwill	$27,996	$27,892	$21,679
Customer list	11,734	11,734	3,722
Less accumulated amortization	(3,762)	(3,385)	(2,981)
	7,972	8,349	741
Deferred debt issuance costs	1,644	1,644	1,644
Less accumulated amortization	(276)	(248)	(220)
	1,368	1,396	1,424
Total	$37,336	$37,637	$23,844

Goodwill is tested for impairment on an annual basis.  The Corporation anticipates conducting the impairment test during the third quarter of fiscal year 2009.

Amortization of intangibles totaled $203 thousand for the three months ended March 31, 2009, $617 thousand for the twelve months ended September 30, 2008, and $134 thousand for the three months ended March 31, 2008.

We expect to record amortization expense related to intangibles of $809 thousand for fiscal year 2009, $707 thousand for fiscal year 2010, $686 thousand for fiscal 2011, $680 thousand for fiscal 2012, $680 thousand for fiscal 2013 and an aggregate of $6.2 million for all years thereafter.

NOTE 9.  Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.055 billion at March 31, 2009, and $1.030 billion at March 31, 2008. Effective October 1, 2006, we adopted SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). The fair value measurement method requires MSRs to be recorded initially at fair value, if practicable, and at each subsequent reporting date. In accordance with SFAS 156, changes in fair value are recorded in mortgage banking income during the period in which they occur.

The amounts of contractually specified servicing fees earned by the Corporation during the three months ended March 31, 2009, were $651 thousand and for the six months ended March 31, 2009, were $1.3 million. We report contractually specified servicing fees in mortgage banking income in the Consolidated Statements of Income.

Changes in fair value of capitalized MSRs for the three and six months ended March 31, 2009 and 2008, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at beginning of period	$8,225	$11,959	$12,550	$12,831
Additions
Servicing assets that resulted from transfers of financial assets	1,121	657	1,446	1,288
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(468)	(1,560)	(4,898)	(2,739)
Due to change in decay	(657)	(368)	(877)	(689)
Other		(3)		(6)
Balance at end of period	$8,221	$10,685	$8,221	$10,685

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

During the quarter ended March 31, 2007, we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended March 31, 2009, we recognized in earnings $543 thousand in net gains on free standing derivatives used to economically hedge the MSRs and during the six months ended March 31, 2009, we recognized in earnings $4.8 million in net gains. These net gains are recorded in mortgage banking income in the Consolidated Statements of Income.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
March 31, 2009
(dollars in thousands)

Fair value of residential mortgage servicing rights	$8,221
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	98.2%
Adjustable-rate mortgage loans	1.8%
Total
Constant prepayment rate	21.7%
Weighted average portfolio rate	5.8%
Discount rate	10.8%
Fair market value change as assumptions change
.50%	22.6%
.25%	10.8%
Flat (Base Case)
(.25%)	(8.5)%
(.50%)	(15.4)%

NOTE 10.  Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Income. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitments to originate fixed rate conforming loans totaled $183.5 million at March 31, 2009.  It is anticipated 50% of these loans will close totaling $91.7 million. The fair value of the $91.7 million is an asset of $1.2 million at March 31, 2009.  The off-balance sheet obligations under the above derivative instruments totaled $56.3 million at March 31, 2009, with a fair value adjustment of a liability of $1.4 million.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in non-interest income in mortgage banking income and are offset by the changes in the fair value of the MSRs.  During the quarter ended March 31, 2009, gross MSRs values decreased $468 thousand due to interest rate movements, while hedge gains totaled $540 thousand for the quarter.  For the six months ended March 31, 2009, gross MSRs values decreased $4.9 million due to interest rate movements while hedge gains totaled $4.9 million.  The notional value of our off-balance sheet positions related to the capitalized mortgage servicing asset as of March 31, 2009, totaled $47.5 million with a fair value of a liability of $370 thousand.

NOTE 11.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (“EPS”) have been computed based upon net income(loss) as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$3,119	$7,530	$(3,428)	$10,427
Less: Accretion on preferred stock discount	130		166
Dividends - preferred stock	813		1,038
Net income (loss) available to common shareholders	$2,176	$7,530	$(4,632)	$10,427

Basic EPS shares	11,699	11,659	11,697	11,652
Basic EPS	$0.19	$0.65	$(0.40)	$0.89

Dilutive common stock equivalents (1)		16		49
Dilutive EPS shares	11,699	11,675	11,697	11,701
Dilutive EPS	$0.19	$0.64	$(0.40)	$0.89

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

At March 31, 2009, there were 892,551 option shares as compared to March 31, 2008, when there were 781,364 option shares that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the period.

NOTE 12.  Business Segments

         We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to the Sunset Beach area of Brunswick County, North Carolina and inland Florence County, South Carolina.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three and six months ended March 31, 2009 and 2008. First Southeast Fiduciary & Trust Services, Inc. which provides trust and other asset management services in a fiduciary capacity to customers of First Federal was dissolved effective September 30, 2008, and all operations were moved to First Federal and are included in the banking segment for the three and six months ended March 31, 2009 and 2008.

 On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation to assume all of the deposits, excluding most brokered deposits, and certain assets of Cape Fear Bank.  First Federal will retain seven former Cape Fear branches located in Wilmington, North Carolina.  This will extend First Federal’s coastal footprint expanding to 65 offices in North and South Carolina.

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

Three months ended March 31, 2009
		Insurance
	Banking	Activities	Other	Total
Interest income	$43,722	$14	$(5)	$43,731
Interest expense	15,768	142	860	16,770
Net interest income	27,954	(128)	(865)	26,961
Provision for loan losses	12,765			12,765
Other income	7,107	36	531	7,674
Commissions on insurance and other agency income	144	6,868	(46)	6,966
Non-interest expenses	17,704	4,728	1,210	23,642
Amortization of intangibles	2	186	15	203
Income tax expense (benefit)	1,730	715	(573)	1,872
Net income (loss)	$3,004	$1,147	$(1,032)	$3,119

Six months ended March 31, 2009

		Insurance
	Banking	Activities	Other	Total
Interest income	$87,695	$34	$(14)	$87,715
Interest expense	33,540	347	1,736	35,623
Net interest income	54,155	(313)	(1,750)	52,092
Provision for loan losses	33,236			33,236
Other income	12,691	88	909	13,688
Commissions on insurance and other agency income	139	12,167	(95)	12,211
Non-interest expenses	37,716	9,919	2,401	50,036
Amortization of intangibles	5	373	27	405
Income tax expense (benefit)	(1,713)	635	(1,180)	(2,258)
Net income (loss)	$(2,259)	$1,015	$(2,184)	$(3,428)

March 31, 2009
Total assets	$3,154,250	$55,251	$(2,962)	$3,206,539
Loans	$2,382,165			$2,382,165
Deposits	$2,057,475		$(62,418)	$1,995,057

Three months ended March 31, 2008

		Insurance
	Banking	Activities	Other	Total
Interest income	$43,795	$29	$(14)	$43,810
Interest expense	20,784		885	21,669
Net interest income	23,011	29	(899)	22,141
Provision for loan losses	3,567			3,567
Other income	10,204	26	802	11,032
Commissions on insurance and other agency income	79	6,731	(41)	6,769
Non-interest expenses	18,773	4,061	1,121	23,955
Amortization of intangibles	2	105		107
Income tax expense (benefit)	4,172	997	(386)	4,783
Net income	$6,780	$1,623	$(873)	$7,530

Six months ended March 31, 2008

		Insurance
	Banking	Activities	Other	Total
Interest income	$88,052	$70	$50	$88,172
Interest expense	43,243		1,729	44,972
Net interest income	44,809	70	(1,679)	43,200
Provision for loan losses	6,814			6,814
Other income	18,943	64	1,378	20,385
Commissions on insurance and other agency income	151	10,987	(82)	11,056
Non-interest expenses	39,471	8,541	2,477	50,489
Amortization of intangibles	4	209		213
Income tax expense (benefit)	6,771	907	(980)	6,698
Net income	$10,843	$1,464	$(1,880)	$10,427

March 31, 2008
Total assets	$2,855,127	$36,469	$(3,092)	$2,888,504
Loans	$2,232,058			$2,232,058
Deposits	$1,889,529		$(14,430)	$1,875,099

NOTE 13.  Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of March 31, 2009, we believe there is no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2009, was $3.0 million.

NOTE 14.  Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 15.   Loan Sales

For the three months ended March 31, 2009, First Federal had loan sales of approximately $87.9 million, of which $82.9 million were to the Federal National Mortgage Association, $4.2 million were to the Federal Home Loan Bank of Boston, and $735 thousand were to other investors.  We did not have any loan sales to the Federal Home Loan Bank of Atlanta.  During the three months ended March 31, 2008, First Federal had loan sales of approximately $62.3 million of which $44.8 million were to the Federal Home Loan Bank of Atlanta, $11.7 million were to other investors, and $5.8 million were to the Federal National Mortgage Association.

For the six months ending March 31, 2009, we had loan sales of approximately $123.4 million, of which $108.2 million were to the Federal National Mortgage Association, $8.8 million were to the Federal Home Loan Bank of Boston, and $6.4 million were to other investors. For the same period March 31, 2008, loan sales were $107.3 million, of which $11.3 million were to the Federal National Mortgage Association, $81.9 million were to the Federal Home Loan Bank of Atlanta, and $14.2 million were to other investors.

We currently transfer closed mortgage loans to the Federal Home Loan Bank of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Southeast Reinsurance Company, a subsidiary of First Federal Savings and Loan Association.  This agreement establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint. Prior to the December 2008 quarter, we also transferred closed mortgage loans to the Federal Home Loan Bank of Atlanta.

The credit risk is shared between First Federal and the respective Federal Home Loan Bank by structuring the potential loss exposure into several layers. The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB of Boston. Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy. Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from First Federal’s credit enhancement obligation for the Master Commitment (generally 20 basis points). The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

Upon completion of a transfer of loans to the FHLB of Boston, First Federal recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance. First Federal recognizes at fair value its recourse obligation due to the credit enhancement obligation. When applying sales accounting treatment to the MPF sales, these respective fair values enter into First Federal’s gain or loss on the sales under SFAS 140. Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods. As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established. To date, First Federal has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above. Any losses to date have been immaterial and were out of the FLA.

In March 2009, we began to package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”).  The Corporation securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through the Fannie Mae and sells the resulting securities to third party investors.  The Corporation records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Refer to Note 1 – Transfer of Financial Assets for further detail on loan securitizations.

NOTE 16.   Subsequent Event

On April 10, 2009, First Federal announced that it had entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding most brokered deposits) and certain assets of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  With this acquisition, First Federal will operate 65 retail banking centers in North and South Carolina.

Cape Fear Bank operated eight locations in the Wilmington area.  First Federal acquired certain assets and deposits of Cape Fear Bank at a discount of $74 million and a premium on deposits of 1%.  In this transaction, First Federal received approximately $300 million of deposits, $380 million in loans and $4 million of other real estate owned (ORE) from Cape Fear Bank.  The loans and ORE purchased are covered by a loss share agreement between the FDIC and First Federal.  Under such agreement, the FDIC has agreed to cover 80% of the losses on the disposition of the loans and ORE up to $110 million, and 95% of losses that exceed that amount.  In addition, First Federal purchased cash and other marketable securities of Cape Fear Bank.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WEBSITE AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

All of our electronic filings with the SEC including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on our website, www.firstfinancialholdings.com, using the First Financial SEC Reports link on our home page.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these involve risks and uncertainties, as well as any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our savings association subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Corporation was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets were approximately $3.2 billion as of March 31, 2009.

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

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, multi-family, commercial real estate and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and insurance premium financing activities. Other than banking, insurance operations constitutes a reportable segment of business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation to assume all of the deposits, excluding most brokered deposits, and certain assets of Cape Fear Bank.  First Federal will retain seven former Cape Fear branches located in Wilmington, North Carolina.  This will extend First Federal’s coastal footprint expanding to 65 offices in North and South Carolina.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries year over year, unless otherwise indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income – which is the income that the Corporation earns on its loans and investments – and interest expense – which is the interest that the Corporation pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income – the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts, mortgage banking income and insurance revenues.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets.  In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired.  Gains and losses related to the sale of loans and loan securitizations will continue to be a source of income to be included in mortgage banking income for the Corporation.

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

Furniture and equipment include expenses and depreciation charges related to office and banking equipment. Depreciation of furniture and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 15 to 35 years for building and leasehold improvements, and three to 10 years for furniture and equipment.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Consolidated Financial Statements: accounting for allowance for loan losses, income taxes, fair value of mortgage servicing rights, accounting for acquisitions and other-than-temporary-impairment of investment securities. Each estimate is discussed in Item 1, Note 1 to the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Consolidated Financial Statements.

FINANCIAL CONDITION

Capital growth, liquidity and earnings along with maintaining a strong balance sheet in this current economic environment are the top priorities of the Corporation. During the six months ended March 31, 2009, the Corporation was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Corporation’s liquidity position. Through expanded business development and the execution of the Corporation’s strategic priorities the Corporation was able to grow loans and deposits. Growth in customer relationships is a reflection of the Corporation’s ability to grow the loan portfolio in the markets served through its lending expertise and focus on its loan programs – home equity, commercial real estate, and commercial business. The Corporation experienced growth in core and time deposits during the first six months of fiscal year 2009, increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances.  Over the past twelve months, loan credit quality has declined and is primarily related to the weakness in the residential mortgage and residential construction industry, but is still believed to be at manageable levels.

The core banking performance has resulted in an increase in average loans of $191.5 million, or 8.6%, an increase in problem loans as a result of the struggling economic environment and a slight decrease in non-interest expense of $277 thousand for the quarter ended March 31, 2009, when compared to the same period a year ago.  In addition, the Corporation increased its total risk-based capital ratio, which was already considered “well capitalized” for regulatory purposes in the second quarter of fiscal year 2009 when compared to the second quarter of fiscal 2008.  At March 31, 2009, total assets were $3.2 billion, while total loans and deposits were $2.3 billion and $2.0 billion, respectively.

Stockholders’ Equity and Capital

In fiscal year 2009, long-term capital growth is a specific focus for the Corporation. To provide flexibility for capital growth, the Corporation filed a $100 million shelf registration during the quarter ended December 31, 2008.  In addition the Corporation applied for and received approval to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).  On December 5, 2008, the Corporation received $65 million related to this program.

Our capital ratio, total capital to total assets, was 7.93% at March 31, 2009, compared to 6.17% at September 30, 2008.

Changes in stockholders’ equity during the six months ended March 31, 2009, were comprised principally of net income (loss), the after tax effect of net unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans and dividends paid.

TARP Capital Purchase Program

 On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

On December 5, 2008, pursuant to the CPP established by the Treasury First Financial entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms, with the Treasury (the “Agreement”), pursuant to which First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial (“Common Stock”), at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of First Financial. First Financial may redeem the Series A Preferred Stock after three years at a price of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock may not be redeemed during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Agreement). Prior to December 5, 2011, unless the Corporation has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend above the amount of the last quarterly cash dividend per share declared on the Common Stock prior to October 14, 2008, or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Corporation receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Regulatory Capital

Under current Office of Thrift Supervision (“OTS”) regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At March 31, 2009, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  To remain in this status, First Federal must maintain core and risk-based, Tier 1 risk-based, and Tier 1 core (“leverage”) ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution’s category.

The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2009 (dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tangible capital (to Total assets)	$226,148	7.11%	$47,661	1.50%
Core capital (to Total assets)	226,148	7.11	127,249	4.00	$159,062	5.00%
Tier I capital (to Risk-based assets)	226,148	9.69			138,924	6.00
Risk-based capital (to Risk-based assets)	253,497	10.95	185,232	8.00	231,540	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ended September 30, 2008.

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

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At March 31, 2009, over $51.4 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis.  As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings.  At March 31, 2009, $838.0 million of secured borrowings were employed with sufficient collateral available to raise additional secured borrowings of over $229 million from the FHLB – Atlanta, the Federal Reserve’s term auction facility, and securities sold under repurchase agreements.  The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit.  At March 31, 2009, the Corporation had $161.3 million of brokered certificates of deposit outstanding.

A use of the Corporation’s liquidity is the dividends paid to stockholders. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the Office of Thrift Supervision before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

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

The table below summarizes future contractual obligations as of March 31, 2009 (in thousands).

	At March 31, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$757,628	$116,786	$130,069	$51,735	$3,809	$1,060,027
Borrowings	522,000	100,000	25,000	50,000	222,204	919,204
Purchases	367					367
Operating leases	2,131	1,784	1,363	2,278	4,151	11,707
Total contractual obligations	$1,282,126	$218,570	$156,432	$104,013	$230,164	$1,991,305

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  At March 31, 2009, First Federal estimates that an additional $229 million of funding is available based on the current level of advances, asset size, and available collateral under the FHLB programs.  Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance. Effective June 1, 2009, Lendable Collateral Value will be 70% of the unpaid principal balance. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $450 million callable in fiscal 2009, with a weighted average rate of 2.99%; $59 million callable in fiscal 2010, with a weighted average rate of 5.56%; $100 million callable in fiscal 2011, with a weighted average rate of 3.43%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit.  The rate on the funding line is based on the three month LIBOR.  In April 2008, the Board approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At March 31, 2009, the balance on this line was $28 million.  The line of credit note indicates affirmative covenants to which the Corporation should comply.  We monitor these covenants on a quarterly basis.  As of March 31, 2009, the Corporation is in compliance with all stated affirmative covenants except the consolidated non-performing assets plus other real estate owned ratio, which should not exceed two percent.  The Corporation’s ratio is currently at 2.38% and as a result we anticipate a change in our current interest rate on the note.

During the six months ended March 31, 2009, we experienced a net cash outflow from investing activities of $210.5 million. The total outflow consisted principally of purchases of investments and mortgage-backed securities available for sale of $236.5 million, purchase of office properties and equipment of $5.9 million, and a net increase of $48.6 million in loans. The total outflow was offset by repayments of mortgage-backed securities of $57.1 million, proceeds from sales of MBS and investment securities available for sale of $16.7 million, and the redemption of FHLB stock of $4.3 million. We experienced a cash outflow of $14.3 million from operating activities and a cash inflow of $228.2 million from financing activities. Financing activities consisted principally of a net increase of $144.0 million in deposits, the issuance of preferred stock and warrants of $65.0 million , a net increase in other borrowings of $235.0 million and proceeds from exercise of stock options and tax benefit resulting from stock options of $280 thousand offset by decreases in advances by borrowers for taxes and insurance of $2.1 million, repayment of FHLB advances of $209.0 million and dividends paid of $4.8 million during the first six months of fiscal 2009.

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

First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.  First Federal’s ability to make distributions may also depend on its ability to meet minimum regulatory capital requirements in effect during the period.  For a complete discussion of capital distribution regulations, refer to “Limitations on Capital Distributions” in our 10-K for the fiscal year ended September 30, 2008.

LENDING

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31,	September 30,	March 31,
	2009	2008	2008
Real estate - residential mortgages (1-4 family)	$882,978	$888,016	$916,104
Real estate - construction	70,907	91,646	133,592
Commercial secured by real estate including multi-family	396,647	371,675	309,730
Commercial business	92,031	88,694	84,798
Land	259,026	260,263	219,937
Home equity loans	353,320	321,952	281,178
Mobile home loans	231,796	222,375	210,287
Credit cards	16,128	16,125	15,638
Other consumer loans	128,395	139,244	136,546
Total gross loans	2,431,228	2,399,990	2,307,810

Less:
Allowance for loan losses	47,490	23,990	17,901
Loans in process	51,498	53,398	59,502
Deferred loan fees and discounts on loans	(1,606)	(1,935)	(1,651)
	97,382	75,453	75,752
Total	$2,333,846	$2,324,537	$2,232,058

The above table shows a decrease of $5.0 million in fully funded residential 1-4 family mortgages and a decline in our land portfolio of $1.2 million during the first six months of fiscal 2009.  The construction loan decrease of $20.1 million is mainly as a result of the sale of the properties associated with these speculative construction loans. With housing inventory higher in all of our markets, we are monitoring closely our builder relationships. All other categories of loans except for consumer exhibited growth, particularly commercial real estate, manufactured housing and home equity loans during the twelve months ended March 31, 2009, and during the first six months of fiscal 2009. We continue to place increased emphasis on the origination of commercial business and consumer loans.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina. Approximately 66% of our manufactured housing portfolio consists of loans originated in South Carolina. Our manufactured housing loan portfolio was 9.53% of the gross loan portfolio at March 31, 2009, compared to 9.11% of the gross loan portfolio at March 31, 2008.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at March 31, 2009, was 1.81% and 1.69% at March 31, 2008. The average coupon on the manufactured housing loan portfolio at March 31, 2009, was 9.33% compared to 9.45% at March 31, 2008.

ASSET QUALITY

The following table summarizes our problem assets for the periods indicated (dollar amounts in thousands):

	March 31,	September 30,	March 31,
	2009	2008	2008
Construction	$8,935	$5,143	$592
Single family	15,415	7,201	2,364
Five or More	-	-	-
Commercial real estate	7,691	728	1,973
Commercial business	11,578	3,230	2,768
Land	4,053	1,631	1,413
Consumer - auto	-	40	-
Consumer - mobile home	1,897	1,266	1,273
Consumer - other	429	169	341
Home equity lines	4,771	1,149	2,076
Nonaccrual loans	$54,769	$20,557	$12,800
OREO	6,312	4,286	4,310
Nonperforming assets	$61,081	$24,843	$17,110
Loans 90 days or more delinquent (1)	86	76	99
Total nonperforming assets	$61,167	$24,919	$17,209

As a percent of net loans and real estate owned	2.61%	1.07%	0.77%
As a percent of total assets	1.91%	0.84%	0.60%

 (1) The Corporation continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinarily low cost levels over the past couple of years. The market in which we operate is not immune from these conditions and has impacted our delinquencies and problem asset levels. At the end of the March 2009 quarter we experienced an increase in delinquencies in several categories.  Delinquencies increased from December 31, 2008, by $9.9 million in the real estate (1-4) category, $5.5 million in the commercial real estate category, and $2.4 million in the land category.  Total consumer delinquency rates decreased to 1.93% at March 31, 2009, from 2.37% at December 31, 2008. Excluding manufactured housing delinquencies, consumer delinquencies were 1.98% at March 31, 2009.  Real estate owned increased principally due to the completion of foreclosures on 14 properties totaling $2.1 million. Our delinquencies have increased from both September 30, 2008, and March 31, 2008, during the second fiscal quarter of 2009.

Higher levels of delinquencies and charge-offs also have impacted our problem assets, which increased $36.2 million during the six months ended March 31, 2009, from September 30, 2008.  Non-accrual loans increased $34.2 million, or 166.4%, from September 30, 2008. The increase from September 30, 2008, was experienced in almost all loan categories.  Single family and home equity lines increased $11.8 million.  Approximately 37% of the non-accrual loans are single family or home equity loans, which we believe are well secured.  Construction loans increased $3.8 million, commercial business loans increased $8.3 million, land loans increased $2.4 million, manufactured housing decreased $127 thousand and real estate and other assets acquired increased $2.0 million. The increases in non-accruals can be mainly contributed to the struggling economic environment we are operating in which is impacting employment, retail sales, and home sales.  Property values have experienced decreases causing loan to value consequences.  In addition, the high unemployment rate in South Carolina is impacting the Corporation as well.

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

In addition to being used to categorize risk, the First Federal’s internal seven-point risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio. For loans rated pass, reserve factors, based on the actual loss history for a three-year period are assigned by major loan category. All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.   Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

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

The OTS examines First Federal periodically and, accordingly, as part of their examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Following is a summary of the allowance for loan losses (in thousands):
	At and for the six months
	ended March 31,
	2009	2008
Balance at beginning of year	$23,990	$15,428
Provision for loan losses	33,236	6,814
Recoveries of loans previously charged-off	379	410
Loan losses charged to reserves	(10,115)	(4,751)
Balance at end of period	$47,490	$17,901

Following is a detail of net charge-offs for the quarter ended (in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Residential	$167	$75	$103
Land	387	256	-
Residential construction	1,205	99	243
Commercial real estate	119	-	-
Commercial business	1,130	654	239
Manufactured housing	654	448	492
Equity access lines	1,446	170	419
Other consumer	1,695	1,231	877

Net charge-offs	$6,803	$2,933	$2,373

Net charge-offs totaled $6.8 million for the three months ended March 31, 2009, a $3.9 million increase over the linked quarter and a $4.4 million increase over the comparable three months in fiscal 2008.  Included in the consumer loan net charge-offs were $164 thousand in net losses on credit cards, $808 thousand on marine loans, and $722 thousand on the overdraft protection program and secured consumer (motorcycles, campers, etc.) loan portfolio during the three months ended March 31, 2009.  For the same period at March 31, 2008, we experienced net losses on credit cards of $121 thousand, $395 thousand on marine, and $361 thousand on overdraft protection and secured consumer loans.  Net charge-offs increased in all loan portfolio categories over the linked quarter and the comparable three months in fiscal 2008.  The increase in these losses is a direct result of the current economic conditions.

Annualized net charge-offs as a percentage of average net loans increased 65 basis points over the linked quarter to 1.14% for the three months ended March 31, 2009, as compared to 0.43% for the same period in 2008.  The average net loss rate on the mobile home portfolio on an annualized basis was 1.14% for the three months ended March 31, 2009, increasing from 0.94% for the three months ended March 31, 2008.  Excluding the manufactured housing loan portfolio, our annualized net charge-offs as a percentage of average net loans increased from 0.37% for the three months ended March 31, 2008, to 1.14% for the three months ended March 31, 2009.

Current economic conditions warranted a review of our residential speculative construction loans. Speculative construction loans are comprised of loans for properties under construction and those that have been completed and not yet sold.  We believe these loans carry a higher level of risk and therefore warrant a higher level of reserves. Total exposure of these loans at March 31, 2009, was approximately $44.4 million.

The allowance for loan losses totaled $47.5 million and $41.5 million at March 31, 2009, and December 31, 2008, respectively.  The allowance for loan losses amounted to 1.99% of total loans at March 31, 2009, compared to 1.74% at December 31, 2008.  The 14% increase in the allowance of loan losses is related to a 56% increase in non-accrual loans, a 22% increase in specific reserves, a significant increase in non-pass rated loans and a 132% increase in net charge-offs.  The increase in these losses is a direct result of changing current economic conditions strongly influenced by unemployment.

Deposits

Our deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	March 31, 2009		September 30, 2008		March 31, 2008
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$184,451	9.25%	$175,681	9.49%	$190,237	10.15%
Interest-bearing checking accounts	316,299	15.85	298,619	16.13	293,235	15.64
Statement and other accounts	137,853	6.91	129,466	6.99	130,863	6.98
Money market accounts	296,427	14.86	345,328	18.66	379,380	20.23
Certificate accounts	1,060,027	53.13	902,008	48.73	881,384	47.00
Total deposits	$1,995,057	100.00%	$1,851,102	100.00%	$1,875,099	100.00%

Deposits increased $144.0 million during the six months ended March 31, 2009, and $120.0 million during the twelve months ended March 31, 2009.  Interest-bearing checking accounts increased $17.7 million since September 30, 2008, and increased $23.1 million since March 31, 2008.  Noninterest-bearing checking accounts increased $8.8 million during the six months ended March 31, 2009, and decreased $5.8 million for the twelve month period ended March 31, 2009, statement and other accounts increased $8.4 million and 7.0 million during the six and twelve months ended March 31, 2009, respectively, money market accounts decreased by $48.9 million and $83.0 million during the six and twelve months ended March 31, 2009, respectively, and certificate accounts increased $158.0 million and $178.6 million during the six months and twelve month periods ended March 31, 2009, respectively.

Treasury Activities

The Treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate, credit risk and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, MBS, ABS, including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s Asset / Liability Committee (“the ALCO”) and the Investment Committee which also reviews all investment and funding transactions. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments available for sale and mortgage-backed securities, at fair value increased $182 million and investment in capital stock of FHLB decreased $4.3 million in the six months ended March 31, 2009, compared to September 30, 2008.  During the six months ended March 31, 2009, there were repayments of mortgage-backed securities totaling $57.1 million. We purchased $234.3 million of mortgage-backed securities during the six months ended March 31, 2009.

At March 31, 2009, the investment securities portfolio totaled $591.0 million, or 18.4% of total assets, compared to $412.5 million, or 13.9% of total assets, at September 30, 2008. The portfolio increased $178.5 million from the level at fiscal year-end 2008, primarily from purchases of $234.3 million of mortgage backed securities offset by a $57.1 million in pay-downs in the investment portfolio.

As a result of the funds received from the Corporation’s participation in the U.S. Treasury’s TARP CPP during the first quarter of fiscal 2009 and deposit growth for the six months ended March 31, 2009, our FHLB advances and other borrowings decreased by $25.9 million during the six months ended March 31, 2009.

Fair Value Measurements

The Corporation has established a process for determining fair value. Fair value is defined as the price to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices. Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data may include, but are not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

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

•	Level 1 – quoted prices (unadjusted for identical assets or liabilities in active markets.

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

Securities

The fair values for available-for-sale and trading securities are generally based upon market prices or market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of March 31, 2009, First Financial had $550.6 million of available-for-sale securities.

Mortgage Servicing Rights

          The Corporation has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Corporation uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. As of March 31, 2009, First Financial had approximately $8.2 million of mortgage servicing rights.

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

Fair Values of Level 3 Assets and Liabilities

For the six months ended March 31, 2009, assets classified as Level 3 realized $3.0 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Consolidated Statement of Operations.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections.  Cash flows were modeled using a third party thirty-year estimate of defaults.  At March 31, 2009, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At March 31, 2009, the Corporation had $435 million, or 13.6% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At March 31, 2009, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $118.1 million.  Unused business, personal, and credit card lines totaled $370.4 million at March 31, 2009.

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

OTHER POSTRETIREMENT BENEFITS

In the past we sponsored postretirement benefit plans that provided health care, life insurance and other postretirement benefits to retired employees.  The health care plans generally include participant contributions, co-insurance provisions, limitations on our obligation and service-related eligibility requirements.  We pay these benefits as they are incurred.  Postretirement benefits for employees hired after January 1, 1989, and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.

The components of net periodic benefit costs for the three months ended March 31, 2009 and 2008, are shown in the following statement (in thousands):
	Three Months ended March 31,
	2009	2008

Interest cost	$31	$24
Amortization of transition obligation	20	20
Amortization of net losses	2	3

Total	$53	$47

The components of net periodic benefit costs for the six months ended March 31, 2009 and 2008, are shown in the following statement (in thousands):

	Six Months ended March 31,
	2009	2008

Interest cost	$62	$48
Amortization of transition obligation	40	40
Amortization of net losses	4	6

Total	$106	$94

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $108 thousand for postretirement benefit payments, net of $25 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $155 thousand for the one-time early retirees in fiscal 2009 for a total of $263 thousand. As of the six months ended March 31, 2009, $126 thousand of contributions have been made.

Risk Management

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. The Corporation manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of First Federal’s Asset/Liability Management Policy.

Management continually monitors basis risk such as Prime/LIBOR spread and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in recent months some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 2.63% and 2.93% for the two years ended June 30, 2007 – a difference of 0.30% from high to low. In contrast, for the period from June 30, 2007 to March 31, 2009, the Prime/LIBOR spread posted a low of 2.04% at December 11, 2007, and a high of 3.44% at March 17, 2008 – a range of 1.40%. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in 2008.

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

Our market risk arises primarily from interest rate risk inherent in our lending, deposit-taking and other funding activities. The structure of our loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account at present nor are we subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the ALCO, which is comprised of senior management. ALCO regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

As of March 31, 2009, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at March 31, 2009 levels.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(1.18)%
1.00	(0.49)
Flat (Base Case)
(0.25)	0.25

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

The following table is a summary of our one-year dynamic gap at March 31, 2009 (amounts in thousands):

March 31, 2009
Interest-earning assets maturing or repricing within one year	$1,680,880
Interest-bearing liabilities maturing or repricing within one year	1,553,466
Cumulative gap	$127,414

Gap as a percent of total assets	3.97%

Based on our March 31, 2009, dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.7 billion in interest-earning assets will reprice and approximately $1.6 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a positive one-year gap position of $127 million, or 3.97% of assets.  Our one year dynamic gap position at March 31, 2008, was a negative $56.9 million, or 1.97% of assets. At the end of the fiscal year ended September 30, 2008, the dynamic gap was a negative $19.9 million or .67% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called.  Also included in the above table are our estimates of core deposit decay rates. Based on recent studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would increase if market interest rates increased.  A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of the yield curve.  In this case, a large percentage of our home equity lines of credit loans have lifetime floors that will not be reached in a plus 2% rate change.  As the above indicates, we believe First Financial will be negatively impacted by an increase in interest rates, while a decrease in interest rates will positively impact net interest income.

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2009 Compared to Three Months March 31, 2008

Financial Highlights

The Corporation reported net income of $3.1 million for the quarter ended March 31, 2009, and $7.5 million net income for the comparable quarter in fiscal 2008.  Diluted earnings per common share decreased to $0.19 per common share for the quarter ended March 31, 2009, from diluted earnings per share of $0.64 per common share for the quarter ended March 31, 2008.  The Corporation’s key performance measurements such as return on assets and return on equity were .40% and 5.26%, respectively, for the quarter ended March 31, 2009, compared to 1.06% and 16.11%, respectively, for the quarter ended March 31, 2008.

The financial results for the quarter ended March 31, 2009, were substantially impacted by a $12.8 million provision for loan losses, a $9.2 million increase over the same period last fiscal year.  Additionally, lower fees from deposit services charges of approximately $501 thousand, increases in real estate operations expenses of $747 thousand due to higher foreclosures and other property expenses and higher FDIC insurance expense of $1.1 million due to increases in assessment rates impacted earnings for the quarter.  These declines in earnings were partially offset by increases in net interest income of $4.8 million and lower expenses related to salary and benefit costs of $2.3 million.

During the quarter ended March 31, 2009, net interest margin increased to 3.64% from 3.35%, average loans increased $191 million or 8.6%, average deposits increased $189 million or 10.28%, while loan credit quality declined from the same quarter a year ago as non-accruing loans to total loans increased to 2.35% from 0.58% and annualized net charge-offs to average loans were 1.14% for the quarter compared to .43% for the same period a year ago.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Non-accrual loans are included in average loan balances; however, accrued interest income has been excluded from these loans.  The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income.  Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities (dollars in thousands).

	Three Months Ended March 31,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,418,592	6.05%	$2,227,139	6.95%
Mortgage-backed securities	514,335	5.93	356,116	4.85
Investments and other interest-earning assets	71,655	0.66	72,132	5.71
Total interest-earning assets	$3,004,582	5.90%	$2,655,387	6.63%

Deposits	$2,031,280	2.10%	$1,841,855	2.91%
Borrowings	919,348	2.71	770,164	4.37
Total interest-bearing liabilities	$2,950,628	2.29%	$2,612,019	3.34%

Interest spread		3.61%		3.29%
Net interest margin		3.64%		3.35%

Our net interest margin increased 29 basis points to 3.64% for the quarter ended March 31, 2009, from 3.35% for the comparable quarter ended March 31, 2008. Compared with the quarter ended March 31, 2008, the average yield on earning assets decreased by 73 basis points to 5.90% while the average rate on costing liabilities decreased by 105 basis points to 2.29%.

Year over year average earning assets increased to $3.0 billion as a result of strong internally generated loan growth.  The net loan growth of $191 million was also accompanied by an increase of $158 million in mortgage backed securities.  The yield on loans declined 90 basis points as a result of the year over year market interest rates while the yield on the mortgage backed securities portfolio increased 108 basis points.  New security purchases included private label MBS securities that have higher rates than comparable loans within our portfolio.  Total average costing liabilities increased $339 million while the average rate paid decreased 105 basis points.  The decrease in the average rate paid was primarily due to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt.

Net interest income was $26.9 million in the quarter ended March 31, 2009, compared to $22.1 million in the quarter ended March 31, 2008.  Total interest income decreased by $79 thousand and total interest expense declined $4.9 million resulting in an increase in net interest income of $4.8 million.  Growth in key loan portfolios of home equity, commercial real estate, commercial business and manufactured housing partially offset the decline in interest rates.  The decline in interest rates was the primary cause of the decline in interest expense of $4.9 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same periods last year (in thousands):

	Three Months Ended March 31,
	2009 versus 2008
	Volume	Rate	Total
Interest income:
Loans	$3,075	$(5,473)	$(2,398)
Mortgage-backed securities	2,151	1,078	3,229
Investments and other interest-earning assets	(21)	(889)	(910)
Total interest income	5,205	(5,284)	(79)
Interest expense:
Deposits	1,271	(4,080)	(2,809)
Borrowings	1,471	(3,561)	(2,090)
Total interest expense	2,742	(7,641)	(4,899)
Net interest income	$2,463	$2,357	$4,820

Provision for Loan Losses

The provision for loan losses increased $9.2 million to $12.8 million for the quarter ended March 31, 2009, compared to $3.6 million for the same quarter a year ago.  As market conditions changed in fiscal year 2009 it became necessary to increase our reserves.  The current quarter provision for loan losses can be attributed to the increase in non-performing loans, increase in net charge-offs, overall loan growth, and the increased uncertainties in the markets we serve.  The allowance for loan losses to total loans was 1.99% at March 31, 2009, compared to 0.80% at March 31, 2008.  The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs.

 In the quarter ended March 31, 2009, net charge-offs were $6.8 million, or 1.14% of average loans, compared to $2.4 million, or 0.43% of average loans in the quarter ended March 31, 2008.  Other consumer loans (consumer secured, overdraft protection program and credit card loans) net charge-offs as a percentage of average loans were 5.23% in the quarter ended March 31, 2009, compared to 2.67% in the same period a year ago.  Total commercial business loan net charge-offs as a percentage of average commercial business loans were 4.89%, an increase from 1.14% in the same period a year ago.  Total construction net charge-offs as a percentage of average construction loans were 4.56% compared to 1.24% the same period a year ago.  Total marine net charge-offs as a percentage of average marine loans were 4.14% for the quarter ended March 31, 2009, compared to 1.97% for the same period a year ago.

Non-Interest Income

Total non-interest income decreased $3.2 million to $14.6 million in the quarter ended March 31, 2009.  The current quarter includes the $857 thousand loss associated with impairment of four investment securities.  Exclusive of the impairment on investment securities, non-interest income declined $2.3 million to $15.5 million in the quarter ending March 31, 2009.  The decline was primarily caused by a decline in service charges and fees on deposit accounts of $500 thousand or 8.66%, to $5.3 million in the second quarter of fiscal year 2009. The decrease in service charges and fees on deposit accounts reflects a $623 thousand decline in non-sufficient funds and overdraft charges partially offset by an increase in fees of card based services.

Insurance revenues increased $197 thousand, or 2.91% during the current quarter compared to the same period in fiscal 2008.  The Somers-Pardue acquisition added $1.8 million to revenues during the quarter ended March 31, 2009; net of the acquisition, insurance revenues were down $1.6 million from the same quarter last year as a result of the economic slowdown as premiums are largely based on payroll and gross sales of our clients.

Mortgage banking income declined $309 thousand to $2.7 million or 10.44%, during the current quarter as compared to the comparable quarter in fiscal 2008.  This decrease is mainly the result of the decline in the fair value, net of our hedge positions, of the mortgage servicing rights with a $543 thousand increase during the current quarter compared to a $2.9 million increase during the same quarter in fiscal year 2008.  This was offset by an increase in gains on sales of loan securitizations, pass-thru gains from sales and forward sales of mortgage loans.

Other non-interest income decreased $750 thousand to ($69) thousand for the three months ended March 31, 2009, due to increased losses of $887 thousand associated with other real estate owned, an increase of $747 thousand over the same quarter in fiscal 2008.

Non-Interest Expense

Total non-interest expense decreased $217 thousand to $23.8 million in the quarter ended March 31, 2009.

Salary and employee benefits decreased $2.3 million or 14.6% for the three months ended March 31, 2009, compared to the same period last fiscal year.  Cost savings initiatives implemented during this fiscal quarter included the elimination of management bonus accruals of approximately $1.4 million and profit sharing reductions of $805 thousand.  Other initiatives implemented during the second quarter included staff attrition and reductions in the use of temporary staffing assistance, and the elimination of capital expenditures where feasible.  Offsetting these reductions were increases associated with an increase in full time equivalent employees of approximately 55 positions mainly associated with the acquisition of the Somers-Pardue Insurance Agency effective April 1, 2008, which added $818 thousand to salary and employee benefit expense for the quarter ended March 31, 2009.

Occupancy expense increased $117 thousand to $2.1 million or 5.8% and furniture and equipment expense increased $198 thousand to $1.6 million or 14.4% in the quarter ending March 31, 2009.   Other expenses increased $1.8 million or 45.74% from March 31, 2008, primarily due FDIC insurance premium increases of $1.1 million to $1.3 million for the quarter ended March 31, 2009.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in future periods. The Corporation’s valuation allowance at March 31, 2008 related to state tax benefits associated with the operations of a real estate investment trust (REIT).  During 2008 the REIT was dissolved and the uncertainty as to the recognition of certain tax benefits no longer exists.

In the quarter ended March 31, 2009, the Corporation recorded income tax of $1.9 million on pre-tax income of $5.0 million, an effective tax rate of 37.51%.  In the quarter ended March 31, 2008, the Corporation recorded income tax expense of $4.8 million on pre-tax income of $12.3 million, an effective tax rate of 38.85%.  The change in the effective tax rate for the quarter ended March 31, 2009, is associated with the dissolution of the REIT and transfer of the REIT assets into the bank at a lower tax rate.

RESULTS OF OPERATIONS

For Six Months Ended March 31, 2009 Compared to Six Months March 31, 2008

Financial Highlights

The Corporation reported a net loss of $3.4 million for the six months ended March 31, 2009, and $10.4 million in net income for the comparable period ended March 31, 2008. Diluted earnings (loss) per common share decreased to $(0.40) per common share for the six months ended March 31, 2009, from diluted earnings per share of $0.89 per common share for the six months ended March 31, 2008.  The Corporation’s key performance measurements such as return on assets and return on equity were (0.22%) and (3.13%) respectively, for the six months ended March 31, 2009, compared to .74% and 11.18%, respectively, for the same period ended March 31, 2008.

The financial results for the six months ended March 31, 2009, were substantially impacted by an increase to the provision for loan and lease losses of $26.4 million, to $33.2 million, and a $3.0 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired.  These declines in earnings were partially offset by increases in net interest income of $8.9 million, higher revenues from our insurance operations of $1.2 million, and decreases in total expenses of $261 thousand over the six months ended March 31, 2008.

During the six months ended March 31, 2009, net interest margin increased to 3.56% from 3.30%, average loans increased $187 million or 8.5%, average deposits increased $84.5 million or 4.5%, while loan credit quality declined from the same period a year ago as non-accruing loans to total loans increased to 2.35% from 0.58% and annualized net charge-offs to average loans were 0.82% for the six months ended March 31, 2009, compared to 0.40% for the same period a year ago.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs for the six months ended March 31, 2009.

	Six Months Ended March 31,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,393,431	6.17%	$2,206,329	7.07%
Mortgage-backed securities	468,375	5.75	337,450	4.77
Investments and other interest-earning assets	73,571	1.73	72,278	5.89
Total interest-earning assets	$2,935,377	5.99%	$2,616,057	6.74%

Deposits	$1,978,971	2.23%	$1,894,466	3.13%
Borrowings	897,419	2.96	676,507	4.53
Total interest-bearing liabilities	$2,876,390	2.46%	$2,570,973	3.50%

Interest spread		3.53%		3.24%

Net interest margin		3.56%		3.30%

Our net interest margin increased 26 basis points to 3.56% for the six months ended March 31, 2009, from 3.30% for the comparable period ended March 31, 2008.  Compared with the six months ended March 31, 2008, the average yield on earning assets decreased by 75 basis points to 5.99% while the average rate on costing liabilities decreased by 104 basis points to 2.46%.

Year over year average interest-earning assets increased to $2.9 billion as a result of strong internally generated loan growth.  The net loan growth of $187 million was also accompanied by an increase of $131 million in mortgage backed securities.  The yield on loans declined 90 basis points as a result of the year over year market interest rates while the yield on the mortgage backed securities portfolio increased 98 basis points as a result of new security purchases of private label MBS securities having higher rates than comparable loans in our portfolio.  Total average costing liabilities increased $305 million while the average rate paid decreased 104 basis points.  The decrease in the average rate paid was primarily due to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt.  Interest expense was also impacted by a decline in noninterest-bearing demand deposit balances.

Net interest income was $52.1 million in the six months ended March 31, 2009, compared to $43.2 million in the same period ended March 31, 2008.  Total interest income decreased by $457 thousand and total interest expense declined $9.3 million resulting in an increase in net interest income of $8.9 million.  Growth in key loan portfolios of home equity, commercial real estate, commercial business and manufactured housing more than offset the decline in interest rates.  The decline in interest rates was the primary cause of the decline in interest expense of $9.3 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Six Months Ended March 31,
	2009 versus 2008
	Volume	Rate	Total
Interest income:
Loans	$6,199	$(10,496)	$(4,297)
Mortgage-backed securities	3,515	1,861	5,376
Investments and other interest-earning assets	79	(1,615)	(1,536)
Total interest income	9,793	(10,250)	(457)
Interest expense:
Deposits	1,500	(7,331)	(5,831)
Borrowings	3,432	(6,950)	(3,518)
Total interest expense	4,932	(14,281)	(9,349)
Net interest income	$4,861	$4,031	$8,892

Provision for Loan Losses

The provision for loan losses increased $26.4 million to $33.2 million for the six months ended March 31, 2009, compared to $6.8 million for the same period a year ago.  As market conditions changed during the first six months of fiscal 2009, we determined it was necessary to increase our reserves.  The current period provision for loan losses can be attributed to the increase in non-performing loans, increase in net charge-offs, overall loan growth, and the increased uncertainties in the markets we serve.  The allowance for loan losses to total loans was 1.99% at March 31, 2009, compared to .80% at March 31, 2008.  The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs.

Following is a detail of net charge-offs for the six months ended (in thousands):

	March 31,	March 31,
	2009	2008
Residential	$242	$178
Land	643	452
Residential construction	1,304	243
Commercial real estate	119	-
Commercial business	1,784	304
Manufactured housing	1,102	848
Equity access lines	1,616	419
Marine	1,462	704
Other consumer	1,464	1,193
Net charge-offs	$9,736	$4,341

Included in the consumer loan net charge-offs were $372 thousand in net losses on credit cards, $1.45 million on marine loans, and $1.1 million on the overdraft protection program and secured consumer loan portfolio during the six months ended March 31, 2009.  For the same period in 2008, we experienced net losses on credit cards of $262 thousand, $704 thousand on marine, and $931 thousand on overdraft protection and secured consumer loans.

For the six months ended March 31, 2009, net charge-offs were 0.82% of average loans, compared to 0.40% of average loans in the same period ended March 31, 2008.  The annualized portfolio loss rates experienced at March 31, 2009, as compared to March 31, 2008, were as follows:

	March 31,	March 31,
	2009	2008
Residential	0.05%	0.04%
Land	0.51%	0.39%
Residential construction	2.44%	0.64%
Commercial real estate	0.08%	0.00%
Commercial business	3.84%	0.74%
Manufactured housing	0.97%	0.82%
Equity access lines	0.94%	0.30%
Other consumer	3.68%	1.74%
Net charge-offs	4.24%	3.36%
Net charge-offs	0.82%	0.40%

Non-Interest Income

Total non-interest income decreased $5.5 million to $25.9 million in the six months ended March 31, 2009.  The current period includes the $3.0 million loss associated with impairment of seven investment securities.  Exclusive of the impairment on investment securities, non-interest income declined $2.5 million to $28.9 million in the six months ended March 31, 2009.  The decline was primarily caused by a decline in service charges and fees on deposit accounts of $908 thousand or 7.66%, to $10.9 million in the first six months of fiscal year 2009.  The decrease in service charges and fees on deposit accounts reflects a $1.1 million decline in non-sufficient funds and overdraft charges.

Insurance revenues increased $1.2 million, or 10.45% during the six month period ended March 31, 2009, compared to the same period in fiscal 2008.  The increase is attributable to the acquisition of Somers-Pardue in April 2008 offset by decreases in contingent commissions due to changes in the structure of contingent commission agreements.

Mortgage banking income declined $398 thousand to $4.4 million or 8.3%, during the six months ended March 31, 2009, as compared to the comparable period in fiscal 2008. This decrease is mainly the result of the decline in the fair value, net of our hedge positions, of the mortgage servicing rights.  This was offset by increases in pass-thru gains from sales and forward sales of mortgage loans and gains on sales of loan securitizations.

Other non-interest income decreased $1.2 million to $128 thousand during the six months ended March 31, 2009, due to increased losses of $1.4 million associated with other real estate owned, an increase of $1.2 million over the same period in fiscal 2008.

Non-Interest Expense

Total non-interest expense decreased $261 thousand to $50.4 million in the six months ended March 31, 2009.  The same period in the prior year included a $1.8 million expense for an early retirement program and a $260 thousand expense for Visa litigation.  Net of these one time charges non-interest expense increased $1.8 million or 3.61% during the six months ended March 31, 2009.

Net of the early retirement charge, salary and employee benefits decreased $1.4 million or 4.38%.  Cost savings initiatives including the elimination of management bonuses and profit sharing and a suspension of the 401K match contribution implemented during the second quarter 2009 drove the reductions in operating expenses over the same period last fiscal year.  Offsetting the decreases were increases in the number of full time equivalent employees of approximately 55 positions mainly associated with the acquisition of the Somers-Pardue Insurance Agency effective April 1, 2008, which added $1.7 million to salary and employee benefit expense for the six months ended March 31, 2009.  Salary and employee benefits expense were positively impacted by declines of $305 thousand in employee group insurance costs.

Occupancy expense increased $228 thousand to $4.3 million or 5.6% as a result of the acquisition of Somers-Pardue, $84 thousand, and higher property tax expenses of $107 thousand during the six months ended March 31, 2009.  Furniture and equipment expense increased $267 thousand to $3.1 million or 9.5% due to increases in contracted services in the six months ended March 31, 2009.  FDIC assessment expense increased $1.4 million from March 31, 2008, to $1.6 million in the six months ended March 31, 2009, as a result of higher insurance premium assessment rates.  Offsetting these increases were reductions in marketing expenses of $192 thousand or 15.19% as we eliminated planned programs due to cost savings initiatives.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  The Corporation’s valuation allowance at March 31, 2008, related to state tax benefits associated with the operations of a real estate investment trust (“REIT”).  During 2008 the REIT was dissolved and the uncertainty as to the recognition of certain tax benefits no longer exists.

For the six months ended March 31, 2009, the Corporation recorded an income tax benefit of $2.3 million on a pre-tax loss of $5.7 million, an effective tax benefit rate of 39.71%.  For the six months ended March 31, 2008, the Corporation recorded income tax expense of $6.7 million on pre-tax income of $17.1 million, an effective income tax rate of 39.11%.  The change in the effective tax rate for the six months ended March 31, 2009, as compared to the same period last fiscal year is due to a decrease in 123R stock option expense and the dissolution of the REIT and transfer of the REIT assets into the bank at a lower tax rate.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We adopted the non-deferred provisions of SFAS 157 on October 1, 2008, and the impact of this adoption is included in Note 6.

Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active

In October 2008, Financial Accounting Standards Board Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued. FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation considered the guidance in FSP 157-3 in determining the fair value of financial instruments as discussed in Note 6 to the Consolidated Financial Statements.

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, The FASB issued FSP. 115-2 and 124-2, “Recognition of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP resulted in a $1.9 million increase in securities and a $1.2 million, net of tax, increase in retained earnings.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP107-1”) which amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on our consolidated financial condition, results of operations, or cash flows.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, The FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP resulted in increases of $56.0 million in unrealized gain on securities, $34.2 million in other comprehensive income, and $21.8 million in deferred income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, there were no substantial changes in the interest rate sensitivity analysis for various changes in interest rates calculated as of September 30, 2008.  The foregoing disclosures related to the market risk of the Corporation should be read in conjunction with the Corporation’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2008, included in the Corporation’s 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009, are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

FIRST FINANCIAL HOLDINGS, INC.
PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. Any litigation is vigorously defended by the Corporation, and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Corporation’s consolidated financial position or results of operations.

Item 1A – Risk Factors

In addition to the other information set forth in this report and the items discussed below, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” on the Corporation’s Form 10-K for the year ended September 30, 2008, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect the Corporation’s business, financial condition and/or operating results.

Since 2007, the housing and real estate sectors have experienced an economic slowdown. Downturns in the real estate markets in our primary market area could adversely impact our business. A substantial portion of our loan portfolio consists of loans secured by real estate in South Carolina and North Carolina.

The economic slowdown in housing and real estate has resulted in an increase in problem assets. As of March 31, 2009, the Corporation had $61.2 million of nonperforming assets as compared to $24.9 million at September 30, 2008, and $17.2 million at March 31, 2008. Delinquencies in the residential and commercial real estate and land categories have increased by 17.8% from December 31, 2008. Real estate owned increased from December 31, 2008, primarily due to foreclosures totaling $2.1 million.

The economic slowdown in housing and real estate has also resulted in an increase in net charge-offs and delinquencies resulting in an increases in the provision for loan losses. For the six months ended March 31, 2009, the provision was $33.2 million as compared to $6.8 million for the six months ended March 31, 2008. Net charge-offs increased $5.4 million for the six months ended March 31, 2009, over the comparable six month period in 2008. There was also an increase in the provision for residential speculative construction loans, which carry a higher level of risk. Residential speculative construction loans are loans for properties under construction or completed but not yet sold. At March 31, 2009, our total exposure of residential speculative construction loans was approximately $44.4 million.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total number of shares repurchased by First Financial as part of a publicly announced plan or as part of exercising outstanding stock options:

	For the Six Months Ended March 31, 2009
			Total Number	Maximum Number
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price paid	Part of Publicly	Purchased Under
	Purchased	Per Share	Announced Plan	the Announced Plan
10/1/2008 thru 10/31/2008				350,000
11/1/2008 thru 11/30/2008	8,439	$20.84		350,000
12/1/2008 thru 12/31/2008				350,000
01/01/2009 thru 1/31/2009				350,000
02/01/2009 thru 2/28/2009				350,000
03/01/2009 thru 3/31/2009				350,000
	8,439	$20.84	-

The Corporation’s employee and outside director stock options plans contain provisions allowing the repurchase of shares as part or the full payment for exercising outstanding options.  For the six months ended March 31, 2009, 8,439 shares were repurchased under these provisions for approximately $176 thousand.

On June 20, 2008, we announced a new stock repurchase plan which expires on September 30, 2009.  This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.  As a recipient of TARP funds in fiscal year 2009, the Corporation is not permitted to repurchase shares outstanding and as a result suspended the repurchase plan.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of the Shareholders (“the Annual Meeting”) was held on January 29, 2009. The following matters were submitted to a vote of the shareholders of the Corporation at the Annual Meeting and received the required vote for election or approval as follows:

Proposal 1. Election of Directors

Shareholders elected the following Directors:

Nominee	For	Withheld
A. Thomas Hood	9,640,003	753,281
James L Rowe	9,640,511	752,773
Henry M. Swink	9,660,021	733,263

Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office:  Paula Harper Bethea, Paul G. Campbell, Jr., Ronnie M. Givens, Thomas J. Johnson, James C. Murray, and D. Kent Sharples.

Proposal 2. Ratifying the appointment of independent auditor

Shareholders ratified the appointment of Grant Thornton  LLP as the Corporation’s independent registered public accounting firm for the year ending September 30, 2009, by the following vote:

For	Against	Abstaining
10,360,682	11,934	20,667

Item 5 – Other Information

There was no information required to be disclosed by the Corporation in a report on Form 8-K during the second quarter of fiscal 2009 that was not so disclosed.

Item 6 – Listing of Exhibits.
Exhibit No.	Description of Exhibit	Location
2.1	Purchase and Assumption Agreement dated April 10, 2009 in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on April 16, 2009

3.1	Amendment to Corporation’s Certificate of Incorporation	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

3.2	Certificate of Designation relating to the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Amendment to Corporation’s Bylaws	Incorporated by reference to the Corporation’s Form 8-K filed October 26 2007.

4.1	Warrant to purchase shares of Corporation’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Corporation’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Corporation and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Corporation’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 8, 2009	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.