Form 10-Q
period 2009-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2009-08-07
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐         Accelerated filer ☒        Non-accelerated filer☐        Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at
Common Stock	July 31, 2009
$.01 Par Value	11,699,426

FIRST FINANCIAL HOLDINGS, INC.
INDEX

PAGE NO.

PART I – FINANCIAL INFORMATION

Item
1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Financial Condition	3
at June 30, 2009 and September 30, 2008

Condensed Consolidated Statements of Income for the Three	4
Months Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Income for the Nine	5
Months Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Stockholders’ Equity and	6
Comprehensive Income for the Nine Months Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows for the	7
Nine Months Ended June 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements	8-29

2. Management’s Discussion and Analysis of Financial	30-55
Condition and Results of Operations

3. Quantitative and Qualitative Disclosures About Market Risk	56

4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	57
1A. Risk Factors	57
2. Unregistered Sales of Equity Securities and Use of Proceeds	58
3. Defaults Upon Senior Securities	58
4. Submission of Matters to a vote of Security Holders	58
5. Other Information	58
6. Exhibits	59-60

SIGNATURES	61

EXHIBIT INDEX	62

EXHIBIT 31 – CERTIFICATIONS	63-64

EXHIBIT 32 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND	65
CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Condensed Consolidated Financial Statements and related notes.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$92,097	$62,949
Investments available for sale, at fair value	16,857	17,095
Investments held to maturity	22,074	2,043
Investment in capital stock of FHLB	46,093	41,832
Mortgage-backed securities available for sale, at fair value	522,355	351,109
Loans receivable, net of allowance of $54,499 and $23,990	2,609,498	2,324,537
Loans held for sale	63,311	8,731
Accrued interest receivable	12,509	12,035
Office properties and equipment, net	81,136	78,738
Real estate and other assets acquired in settlement of loans	12,927	4,286
Goodwill, net	27,996	27,892
Intangible assets, net	7,783	8,349
Residential mortgage servicing rights, at fair value	10,703	12,550
FDIC indemnification receivable, net	61,541	-
Other assets	20,186	21,848
Total assets	$3,607,066	$2,973,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$203,354	$175,681
Interest -bearing	2,137,701	1,675,421
Total deposits	2,341,055	1,851,102
Advances from FHLB	492,880	818,000
Other short-term borrowings	373,812	28,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,316	5,152
Outstanding checks	10,144	11,872
Accounts payable and other liabilities	45,438	29,185
Total liabilities	3,314,037	2,790,516
Stockholders' equity:
Serial preferred stock, $.01 par value, authorized 3,000,000 shares, issued 65,000 and 0 shares at June 30, 2009 and September 30, 2008, respectively.(Redemption value $65,000)	$1	$-
Common stock, $.01 par value, authorized 24,000,000 shares, issued 16,637,837 and 16,621,485 shares at June 30, 2009, and September 30, 2008, respectively.	166	166
Additional paid-in capital	124,252	58,338
Retained income, substantially restricted	269,792	244,327
Accumulated other comprehensive income / (loss), net of income taxes	2,381	(15,966)
Treasury stock at cost, 4,938,411 and 4,929,972 shares at June 30, 2009, and September 30, 2008, respectively.	(103,563)	(103,387)
Total stockholders' equity	293,029	183,478
Total liabilities and stockholders' equity	$3,607,066	$2,973,994

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Three Months Ended
	June 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$42,092	$37,634
Interest on mortgage-backed securities	8,317	4,683
Interest and dividends on investments	848	855
Other	9	47
Total interest income	51,266	43,219
INTEREST EXPENSE
Interest on deposits	9,457	11,668
Interest on borrowed money	6,270	7,541
Total interest expense	15,727	19,209
NET INTEREST INCOME	35,539	24,010
Provision for loan losses	12,367	4,907
Net interest income after provision for loan losses	23,172	19,103
OTHER INCOME
Total other-than-temporary impairment losses	(1,046)	-
Portion of loss recognized in other comprehensive income (before taxes)	669	-
Net impairment losses recognized in earnings	(377)	-
Net gain on sale of investment and mortgage-backed securities	-	4
Brokerage fees	383	665
Commissions on insurance	6,121	7,126
Other agency income	414	294
Service charges and fees on deposit accounts	5,688	5,911
Mortgage banking income	986	1,826
Gains on disposition of assets	37	43
Other	(280)	375
Total other income	12,972	16,244
NON-INTEREST EXPENSE
Salaries and employee benefits	15,640	16,603
Occupancy costs	2,215	2,037
Marketing	479	684
Furniture and equipment expense	2,202	1,438
Amortization of intangibles	202	230
Other	7,409	4,580
Total non-interest expense	28,147	25,572
Income before income taxes	7,997	9,775
Income tax expense	2,842	3,873
Income before extraordinary item	$5,155	$5,902
EXTRAORDINARY ITEM
Gain on acquisition, less income tax of $18,833	28,857	-
NET INCOME	$34,012	$5,902
Preferred stock dividends	813	-
Accretion on preferred stock discount	132	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$33,067	$5,902

Income per Common Share before Extraordinary Item - Basic	$0.44	$0.51
Income per Common Share before Extraordinary Item - Diluted	$0.44	$0.51
Net Income per Common Share - Basic	$2.91	$0.51
Net Income per Common Share - Diluted	$2.91	$0.51
Net Income per Common Share Available to Common Shareholders - Basic	$2.83	$0.51
Net Income per Common Share Available to Common Shareholders - Diluted	$2.83	$0.51

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data) (Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$115,733	$115,626
Interest on mortgage-backed securities	21,748	12,737
Interest and dividends on investments	1,472	2,810
Other	28	202
Total interest income	138,981	131,375
INTEREST EXPENSE
Interest on deposits	31,486	39,533
Interest on borrowed money	19,864	24,632
Total interest expense	51,350	64,165
NET INTEREST INCOME	87,631	67,210
Provision for loan losses	45,602	11,721
Net interest income after provision for loan losses	42,029	55,489
OTHER INCOME
Total other-than-temporary impairment losses	(7,132)	-
Portion of loss recognized in other comprehensive income (before taxes)	3,753	-
Net impairment losses recognized in earnings	(3,379)	-
Net gain on sale of investment and mortgage-backed securities	-	750
Brokerage fees	1,496	2,251
Commissions on insurance	17,719	17,695
Other agency income	1,028	783
Service charges and fees on deposit accounts	16,636	17,769
Mortgage banking income	5,398	6,635
Gains on disposition of assets	125	139
Other	(152)	1,811
Total other income	38,871	47,832
NON-INTEREST EXPENSE
Salaries and employee benefits	46,439	50,574
Occupancy costs	6,489	6,091
Marketing	1,551	1,949
Furniture and equipment expense	5,269	4,238
Amortization of intangibles	608	470
Other	18,231	13,098
Total non-interest expense	78,587	76,421
Income before income taxes	2,313	26,900
Income tax expense	584	10,571
Income before extraordinary item	$1,729	$16,329
EXTRAORDINARY ITEM
Gain on acquisition, less income tax of $18,833	28,857	-
NET INCOME	$30,586	$16,329
Preferred stock dividends	1,851	-
Accretion on preferred stock discount	297	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$28,438	$16,329

Income per Common Share before Extraordinary Item - Basic	$0.15	$1.40
Income per Common Share before Extraordinary Item - Diluted	$0.15	$1.40
Net Income per Common Share - Basic	$2.61	$1.40
Net Income per Common Share - Diluted	$2.61	$1.40
Net Income per Common Share Available to Common Shareholders - Basic	$2.43	$1.40
Net Income per Common Share Available to Common Shareholders - Diluted	$2.43	$1.40

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	(Loss) / Income	Shares	Amount	Total
Balance at September 30, 2007	16,558	$165			$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income						16,329				16,329
Other comprehensive loss:										-
Unrealized net loss on securities available for sale, net of tax of $4,077							(6,404)			(6,404)
Total comprehensive income										9,925
Common stock issued pursuant to stock option and employee benefit plans	41	1			1,538					1,539
Stock option tax benefit					33					33
Cumulative effect of adoption of FIN 48						(239)				(239)
Cash dividends ($.765 per share)						(8,918)				(8,918)
Treasury stock purchased								2	(77)	(77)
Balance at June 30, 2008	16,599	$166			$57,677	$240,992	$(7,583)	4,925	$(103,274)	$187,978

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	(Loss) / Income	Shares	Amount	Total
Balance at September 30, 2008	16,622	$166			$58,338	$244,327	$(15,966)	4,930	$(103,387)	$183,478
Net income						30,586				30,586
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $7,769							18,347			18,347
Total comprehensive income										48,933
Common stock issued pursuant to stock option and employee benefit plans	16				612					612
Stock option tax benefit					5					5
Issuance of preferred stock/warrants			65	$1	64,999					65,000
										-
										-
Accretion of preferred stock					298	(298)				-
Cash dividends										-
Common stock ($.35.5 per share)						(4,151)				(4,151)
Preferred stock ($12.50 per share)						(1,850)				(1,850)
Cumulative effect of adoption of FSP 115-2 and FSP 124-2						1,178				1,178
Treasury stock purchased								8	(176)	(176)
Balance at June 30, 2009	16,638	$166	65	$1	$124,252	$269,792	$2,381	4,938	$(103,563)	$293,029

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,586	$16,329
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,500	4,276
Amortization of intangibles	608	429
Gain on sale of loans, net	(1,234)	(1,758)
Gain on sale of investments and mortgage-backed securities, net	-	(750)
Gains on disposition of assets	(125)	(139)
Loss (Gain) on sale of real estate owned, net	935	(15)
Stock option compensation expense	336	615
Tax benefit resulting from stock options	5	33
Amortization of unearned discounts/premiums on investments, net	4,992	8
Increase in deferred loan fees and discounts	306	(90)
Net impairment losses recognized in earnings	3,379	-
Cummulative effect of adoption of FSP115-2 and 124-2	1,178	-
Decrease (increase) in receivables and other assets	1,142	(2,203)
Increase in FDIC indemnification asset, net	(61,541)	-
Provision for loan losses	45,602	11,721
Write down of real estate and other assets acquired in settlement of loans	2,733	18
Proceeds from sales of loans held for sale	275,092	172,383
Deferred income tax	(24,999)	-
Capitalized mortgage servicing rights	(3,441)	(2,107)
Decrease in fair value of mortgage servicing rights	5,288	2,184
Origination of loans held for sale	(328,437)	(168,833)
Increase (decrease) in accounts payable and other liabilities	27,843	(5,585)
Net cash (used in) provided by operating activities	(15,252)	26,516
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of investments available for sale	92	693
Proceeds from sales of investment securities available for sale	3,000	750
Net purchases of investment securities held to maturity	(19,994)	-
Net purchases of investment securities available for sale	(3,150)	(2,390)
Purchase of FHLB stock	(4,261)	(9,009)
Increase in loans, net	(349,962)	(146,448)
Loan participations purchased	-	(1,661)
Proceeds from sales of mortgage-backed securities available for sale	13,670	-
Repayments on mortgage-backed securities available for sale	98,528	58,489
Purchase of mortgage-backed securities available for sale	(261,528)	(120,648)
Proceeds from the sales of real estate owned	6,781	3,039
Acquisition of intangibles	(104)	(18,203)
Net purchase of office properties and equipment	(6,773)	(7,507)
Net cash used in investing activities	(523,701)	(242,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook and money market fund accounts	80,888	24,340
Net increase (decrease) in certificates of deposit	409,065	(13,130)
Net (repayments) proceeds of FHLB advances	(325,120)	193,000
Issuance of preferred stock	62,019	-
Issuance of stock warrants	2,981	-
Net increase in other borrowings	344,999	16,997
Decrease in advances by borrowers for taxes and insurance	(836)	(1,389)
Proceeds from the exercise of stock options	277	924
Tax benefit resulting from stock options	5	33
Dividends paid	(6,001)	(8,918)
Treasury stock purchased	(176)	(77)
Net cash provided by financing activities	568,101	211,780
Net increase (decrease) in cash and cash equivalents	29,148	(4,599)
Cash and cash equivalents at beginning of period	62,949	77,334
Cash and cash equivalents at end of period	$92,097	$72,735
Supplemental disclosures:
Cash paid during the period for:
Interest	$50,499	$65,899
Income taxes	13,288	14,467
Loans foreclosed	19,093	8,025

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1.  Basis of Presentation and Accounting Policies

General
The significant accounting policies followed by First Financial Holdings, Inc. (the “Corporation”, which may be referred to as “First Financial”, “we”, “us” or “our”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position and condensed consolidated results of operations have been made.  All such adjustments are of a normal, recurring nature.  These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.  Certain fiscal 2008 amounts have been reclassified to conform to the statement presentations for fiscal 2009. The unaudited condensed consolidated financial statements include the accounts of First Financial Holdings, Inc,  our wholly-owned thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), First Southeast Insurance Services, Inc., Kimbrell Insurance Group, Inc. (“Kimbrell”) and First Southeast Investor Services, Inc.

Our condensed consolidated financial statements also include the assets and liabilities of service corporations and operating subsidiaries majority-owned by First Federal and variable interest entities (“VIEs”) where the Corporation is the primary beneficiary. All significant intercompany items related to the consolidated subsidiaries have been eliminated.

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  The Corporation has included the results of operations of Cape Fear Bank subsequent to the acquisition date of April 10, 2009, in First Financial’s condensed consolidated statements of operations.  Pro forma information reflects First Financial’s estimated condensed consolidated results of operations as if the acquisition of Cape Fear Bank occurred on October 1, 2008 and 2007.  See Note 4 for additional information on the acquisition.

The results of operations for the nine months ended June 30, 2009, are not necessarily indicative of the results of operations that may be expected in future periods.  The Company has evaluated subsequent events for possible recognition and / or disclosure through August 7, 2009, the date on which the condensed consolidated financial statements including this Quarterly Report on Form 10-Q were issued.  See Note 17 for additional information.

Controlling Financial Interest

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. Our wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which we are not the primary beneficiary. Accordingly, the accounts of this entity are not included in our condensed consolidated financial statements.

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

In March 2009, we began to package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”).  The Corporation currently securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through the Federal National Mortgage Association (“Fannie Mae”) and sells the resulting securities to third party investors.  The Corporation records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale.  We generally retain the mortgage servicing on loans sold.  Since quoted market prices are not typically available, we estimate the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows.  Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved.  Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Condensed Consolidated Statements of Income.  For the three and nine months ended June 30, 2009, the gain on sale recognized through loan securitizations was $2.4 million and $3.2 million, respectively.

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

NOTE 2.  Nature of Operations

First Financial is a thrift holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in South Carolina.  With the acquisition of Cape Fear Bank (see Note 4) the Corporation has expanded its operations and added eight additional locations in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking and trust services and also offers investment and insurance services through subsidiaries or affiliated companies.  First Federal has 58 offices in South Carolina located in the Charleston Metropolitan area and Horry, Georgetown, Florence and Beaufort counties, and eight offices located in Brunswick, New Hanover, and Pender Counties in North Carolina.

During the quarter, the Corporation closed the former Sunset Beach office of Cape Fear Bank, consolidating operations to the existing First Federal office.  In addition, the Surf City location is scheduled to close on August 7, 2009, as this location extends beyond the primary Wilmington market.  With these closures, First Federal will operate with 64 locations.

NOTE 3.  Accounting Estimates and Assumptions

Certain policies require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with acquisitions, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation, income taxes, mortgage servicing rights, and other-than-temporary impairment of investment securities.

NOTE 4.  Acquisitions

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.

The acquisition consisted of assets with a fair value of $413.2 million and liabilities with a fair value of $384.3 million.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Amount
Cash and cash equivalents	$17,181
Federal funds sold	25
Investments	48,351
Loans receivable	274,515
Real estate and other assets acquired in settlement of loans	7,542
FDIC indemnification asset	60,378
Investment in capital stock of FHLB	3,462
Accrued interest receivable	1,753
Deposits	(306,048)
Advances from FHLB	(58,995)
Deferred taxes	(18,833)
Accounts payable and other liabilities	(474)
Gain on acquisition, less income tax of $18,833	$28,857

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80 percent of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95 percent of the losses.  Reimbursement for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.

The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $60.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a gain of $47.7 million (pre-tax), which is included as an extraordinary item in First Financial's June 30, 2009, Condensed Consolidated Statement of Operations.  Due to the difference in tax bases of the assets acquired and liabilities assumed, First Financial recorded a deferred tax liability of $18.8 million, resulting in an after-tax gain of $28.9 million.

First Financial considers that the determination of the initial fair value of loans acquired in the April 10, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition.  First Financial determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.  However, the amount that First Financial realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  Because of the loss sharing agreement with the FDIC on these assets, First Financial should not incur any significant losses.  To the extent the actual values realized for the acquired loans are different from the estimate the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.

In its assumption of the deposit liabilities, First Financial believed that the customer relationships associated with these deposits have intangible value.  First Financial applied Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and other intangible assets, such as core deposit intangibles.  First Financial determined the fair value of a core deposit intangible asset totaling approximately $3.2 million.  In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits.  In accordance with the provisions of Statement of Financial Accounting Standard No. 141, Business Combinations, First Financial reduced the gain resulting from the transaction by the fair value of the core deposit intangible asset, thus reducing the carrying value of such asset to zero.

The results of operations of First Financial subsequent to the acquisition date are included in First Financial’s condensed consolidated statements of operations.  The following pro forma information reflects First Financial’s estimated condensed consolidated results of operations as if the acquisition of Cape Fear Bank occurred on October 1, 2008 and 2007, unadjusted for potential cost savings (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net interest income and noninterest income	$48,754	$43,373	$130,921	$125,005
Income before extraordinary items	$4,834	$-	$(1,117)	$-
Net income	$33,691	$5,566	$27,740	$15,889
Net income available to common shareholders	$32,746	$5,566	$25,592	$15,889
Earnings per common share before extraordinary items - basic	$0.41	$0.48	$(0.10)	$1.36
Earnings per common share before extraordinary items - diluted	$0.41	$0.48	$(0.10)	$1.36
Earnings per common share - basic	$2.88	$0.48	$2.37	$1.36
Earnings per common share - diluted	$2.88	$0.48	$2.37	$1.36
Earnings per common share available to common shareholders - basic	$2.80	$0.48	$2.18	$1.36
Earnings per common share available to common shareholders - diluted	$2.80	$0.48	$2.18	$1.36

AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement.  On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired in the acquisition were $170.6 million and the estimated fair value of the loans were $74.6 million, net of an accretable yield of $10.7 million, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At April 10, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral. There was no allowance for credit losses established related to these SOP 03-3 loans at April 10, 2009, based on the provision of this statement.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments receivable at acquisition	Amount
Residential mortgages	$31,403
Residential construction	20,086
Commercial real estate	45,408
Commercial construction	3,320
Commercial business	4,252
Land - Residential	49,238
Land - Commercial	13,699
Home equity loans	2,883
Other consumer loans	357
Subtotal	$170,646
Cash flows expected to be collected at acquisition	$85,303
Basis in acquired loans at acquisition	$85,303

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at June 30, 2009; the amounts are as follows (in thousands):

June 30
2009
Residential mortgages	$13,653
Residential construction	8,301
Commercial real estate	19,599
Commercial construction	1,065
Commercial business	1,718
Land - Residential	19,162
Land - Commercial	6,127
Home equity loans	954
Other consumer loans	127
Balance	$70,706

There was no allowance for loan loss on the above loans at June 30, 2009.

The table below presents the accretable yield, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce (in thousands):

Accretable
(in thousands)	Yield
Balance at April 10, 2009	$-
Additions	10,713
Accretion	(1,437)
Reclassifications from (to) nonaccretable difference	-
Disposals	-
Balance at June 30, 2009	$9,276

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non-SOP 03-3 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Financial determined an allowance for credit losses totaling approximately $4.1 million that was applied to the non SOP 03-3 portion of acquired loans, which was derived using First Financial’s allowance methodology.

NOTE 5.  Share-Based Payment Arrangements

At June 30, 2009 and 2008, we had several share-based payment plans for employees.   Our share-based payment arrangements are described in Item 8, Note 18 of our latest annual report on Form 10-K. The total compensation cost of share-based payment plans during the three months ended June 30, 2009, was $36 thousand and $150 thousand for the three months ended June 30, 2008. The total compensation cost of share-based payment plans during the nine months ended June 30, 2009, was $336 thousand and $615 thousand for the nine months ended June 30, 2008. Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

  At the January 25, 2007, annual meeting, shareholders ratified the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”). The 2007 EIP allows the Corporation to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights. The shares remaining in the plans mentioned in Item 8, Note 18 of our latest annual report of Form 10-K will not be issued except for shares in the Performance Equity Plan for Non-Employee Directors. The 2007 EIP has 312,896 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at June 30, 2009.

A summary of stock option activity under the employee share option plans as of June 30, 2009, and changes during the three and nine months then ended is presented below:

Three months ended June 30, 2009
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	$(000)
Outstanding at March 31, 2009	892,551	26.93
Granted	13,256	8.90
Exercised	-
Forfeited or expired	(43,741)	28.81
Outstanding at June 30, 2009	862,066	26.56	2.83	-
Exercisable at June 30, 2009	582,391	27.65	2.75	-

Nine months ended June 30, 2009

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	$(000)
Outstanding at October 1, 2008	885,744	27.85
Granted	131,068	18.46
Exercised	(14,089)	16.92
Forfeited or expired	(140,657)	28.08
Outstanding at June 30, 2009	862,066	26.56	2.83	-
Exercisable at June 30, 2009	582,391	27.65	2.75	-

The weighted-average grant-date fair value of share options granted during the nine months ended June 30, 2009, was $5.83 and for the nine months ended June 30, 2008, was $6.21. The total intrinsic value of share options exercised during the nine months ended June 30, 2009, was $70 thousand and for the nine months ended June 30, 2008, was $275 thousand.

As of June 30, 2009, there was $1.3 million and as of June 30, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.2 years at June 30, 2009, and 1.1 years at June 30, 2008.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our latest annual report of Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors. Performance targets for fiscal 2008 resulted in the awarding of 1,982 shares during fiscal 2009.  There were no shares awarded during fiscal 2008 as performance targets for fiscal 2007 were not met.  Through the nine months ended June 30, 2009, there have not been any shares awarded.

NOTE 6.  Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income. The statement requires only additional disclosures in the condensed consolidated financial statements; it does not affect our results of operations. Total comprehensive income is comprised of net income and other comprehensive income and for the nine months ended June 30, 2009 amounted to $48.9 million and for the nine months ended June 30, 2008 amounted to $9.9 million.

Our “other comprehensive income” for the three months ended June 30, 2009 and 2008, and “accumulated other comprehensive income” as of June 30, 2009 and 2008, are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Other comprehensive income (loss) for the three months ended June 30, 2009 and 2008, follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Unrealized holding gains (losses) arising during period, net of tax	$6,399	$(1,929)
Reclassification adjustment for realized losses, net of tax	243	3
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$6,642	$(1,932)

Other comprehensive income (loss) for the nine months ended June 31, 2009 and 2008, follows (in thousands):

	Nine Months Ended
	June 30,
	2009	2008

Unrealized holding gains (losses) arising during period, net of tax	$15,821	$(5,949)
Reclassification adjustment for realized losses, net of tax	2,526	455
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	$18,347	$(6,404)

NOTE 7. Fair Value Measurements

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

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. FSP FAS 157-4 clarified the application of SFAS No. 157 if the market is not active. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial position or results of operations during fiscal year 2008 or 2009.

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

Effective March 31, 2009, the Corporation adopted FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  To determine our pricing valuation, the Corporation obtained fair values for its private label mortgage backed securities (“MBS”) investments from third party pricing vendors.  The current quarterly trend indicated that there was no private label price on the reports reflecting the illiquidity of the market.  We determined an economic spread and obtained pricing for comparable products.  A Bloomberg pricing model was utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points were added to the spread and 100 basis points were added for an AA rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data may include, but are not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates based on management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate.

The Corporation has various controls in place to validate that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

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

Financial Instruments

The fair values of our financial instruments are presented below (in thousands):

	June 30,		September 30,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents	$92,097	$92,097	$62,949	$62,949
Investments available for sale	16,857	16,857	17,095	17,095
Investments held to maturity	22,074	23,079	2,043	2,109
Investment in capital stock of FHLB	46,093	46,093	41,832	41,832
Mortgage-backed securities available for sale	522,355	522,355	351,109	351,109
Loans receivable	2,672,809	2,693,165	2,333,268	2,345,496

Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	$1,029,982	$1,029,982	$949,792	$949,792
Certificate accounts	1,311,073	1,327,356	901,300	903,477
Advances from FHLB	492,880	521,185	818,000	831,972
Other borrowings	373,812	374,404	28,813	28,675
Long-term debt	46,392	30,155	46,392	31,922

Our financial instruments for which fair value approximates the carrying amount at June 30, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and mortgage backed securities may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

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

The information presented is based on pertinent information available to management as of June 30, 2009.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

The following table presents the financial instruments measured at fair value on a recurring basis as of June 30, 2009, on the Condensed Consolidated Statements of Financial Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages (in thousands):

	At June 30, 2009
	Level 1	Level 2	Level 3	Total
U.S. Treasury	$3,017			$3,017
U.S. Government agency mortgage-backed securities		$109,322	$17,580	126,902
Collateral mortgage obligations		23,234	372,219	395,453
Corporate securities	100	1,988	9,331	11,419
Municipals		446		446
Equities	1,000		975	1,975
Securities available for sale	4,117	134,990	400,105	539,212
Residential mortgage servicing rights			10,703	10,703
Derivative Financial Instruments	2,150			2,150
Total assets at fair value	$6,267	$134,990	$410,808	$552,065

Changes in Level 3 fair value measurements

The table below includes a roll forward of the Condensed Consolidated Statements of Financial Condition amounts for the nine months ended June 30, 2009, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands).

		Residential
	Securities	mortgage
	available for	servicing
	sale	rights
Balance at September 30, 2008	$42,890	$12,550
Total net gains (losses) for the quarter included in:
Net losses		(5,288)
Other comprehensive loss, gross	(27,751)
Purchases, sales or settlements, net	90,674	3,441
Net transfer in/out of Level 3	294,292
Balance at June 30, 2009	$400,105	$10,703

For the nine months ended June 30, 2009, net transfers into Level 3 consisted of $1.3 million of debt securities and $293.0 million of collateralized mortgage obligations (“CMO”).  All transfers were previously in Level 2.  The transfers resulted from the adoption of FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The securities transferred to Level 3 had a significant decrease in their volume and level of activity and as a result few observable inputs for valuation existed.  These valuation inputs were considered distressed and therefore the securities were transferred to Level 3.  FSP 157-4 allows the use of valuation techniques to estimate the fair value of these assets.  See the discussion of the Corporation’s adoption of FSP 157-4 and the valuation techniques used to determine the fair value in Note 7, under the Fair Value Process caption.

 Assets Recorded at Fair Value on a Nonrecurring Basis

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

	At June 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$-	$63,311	$-	$63,311
Total nonrecurring basis measured assets	$-	$63,311	$-	$63,311

NOTE 8.  Securities

We invest in securities initially rated in one of the four highest categories by two nationally recognized investment rating services.  The amortized cost and fair value of investment securities available for sale, held to maturity and mortgage-backed securities available for sale are as follows (in thousands):

	June 30,		September 30,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments available for sale

U.S. Treasury and U.S. Government agencies	$3,001	$3,017	$6,007	$6,122
State and municipal obligations	450	446	450	419
Corporate debt and other securities	19,260	13,394	18,908	10,554
Mortgage-backed securities	511,785	522,355	368,153	351,109
Total investments available for sale	$534,496	$539,212	$393,518	$368,204

Investments held to maturity

State and municipal obligations	$21,384	$22,389	$2,043	$2,109
Certificates of deposits	690	690	-	-
Total investments held to maturity	$22,074	$23,079	$2,043	$2,109

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale

June 30, 2009
U.S. Government agency mortgage-backed securities	$24,910	$801	-	-	$24,910	$801
Collateral mortgage obligations	32,130	1,136	$22,486	$604	54,616	1,740
Other mortgage-backed securities	-	-	41,649	1,685	41,649	1,685
Corporate securities	1,806	1,251	8,415	4,651	10,221	5,902
Municipal obligations	446	4	-	-	446	4
Total temporarily impaired	$59,292	$3,192	$72,550	$6,940	$131,842	$10,132

Securities held to maturity
Municipal obligations	$2,303	$15	$875	$25	$3,178	$40

At June 30, 2009, we had 59 individual available for sale investments that were in an unrealized loss position. The unrealized losses on our investments summarized above were attributable to credit quality and liquidity.

The Corporation has adopted FASB FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  Our CMO portfolios, which are non-agency securities, were priced to level three cash flow models because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, and market liquidity to the extent possible.  We noted that this market has had little, if any, new issuances since the credit crisis began.  The Corporation determined that most sales are forced and do not reflect the true economic value of these securities.

To determine our pricing valuation for CMOs, we utilized a weekly market snapshot that reflects current prices and spreads of a variety of products for the most recent two year period.  The current quarterly trend indicated that there was no readily available private label price reflecting the illiquidity of the market.  Before credit deterioration began, comparable agency and private label MBS products typically maintained a spread of 50 basis points.

To determine a market price for the Corporation’s collateralized debt obligations (“CDO”), we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  The default model assumed twice the historic default rates, a 15% recovery on all banks in deferral of interest payments and a 2% prepayment rate.

Effective March 31, 2009, the Corporation adopted Financial Accounting Standards Board Staff Positions 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments.  To determine which individual securities are at risk for other-than-temporary impairment, the Corporation considers various characteristics of each security including, but not limited to, the credit rating; the duration and amount of the unrealized loss; and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security- level review, the Corporation identifies individual securities believed to be at risk for other-than-temporary impairment, level review, the Corporation identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Corporation expects to receive all of the contractual cash flows as scheduled.  The Corporation recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

The following table presents the Company’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive income, credit losses recognized in earnings, and credit ratings as of June 30, 2009.  The credit rating reflects the lowest credit rating by any major rating agency.  All private label/CMO securities are 2003, 2004, or 2005 vintages and are in the super senior or senior tranche except four securities, which are in the mezzanine tranche.  All trust preferred corporate debt obligations are $1.0 million or less each, are pooled securities, and are in the mezzanine tranche.  All corporate debt obligations are $1.0 million or less each and are in the mezzanine tranche.  There are $2.8 million of investments in the corporate debt and other investments category that are equity securities, LLCs, and partnerships, and therefore, have no credit rating included in the table below.  Agency MBS, Agency CMO, and Treasury/Agency securities are government guaranteed and therefore, their risk is relatively low.  These securities have no credit rating included in the table below.  Municipal securities are held to maturity.

									Below
									Investment
	Book	Market	OCI	OTTI	AAA	AA	A	BBB	Grade
Private Label / CMO	$375.7	$383.9	$5.0	$(0.7)	$273.9	$14.0	$12.4	40.8	34.6
100% Bank Trust Preferred CDO	11.7	7.5	$(2.6)	(1.2)	-	-	-	-	11.7
Corporate debt and other investments	7.6	5.9	$(1.0)	-	-	-	2.0	1.0	4.6
Agency MBS	124.7	126.9	$1.4	-	-	-	-	-	-
Agency CMO	11.4	11.6	$0.1	-	-	-	-	-	-
Treasury / Agency	3.7	3.7	-	-	-	-	-	-	-
Municipal	21.8	22.8	-	-	2.9	10.5	6.7	0.9	0.8
Total	$556.6	$562.3	$2.90	$(1.9)	$276.8	$24.5	$21.1	$42.7	$51.7

The "Below Investment Grade" category includes securities that have no credit rating. Agency MBS, Agency CMO, Treasury/Agency, Equity securities, LLCs, and partnerships are not included in "Below Investment Grade".

For the three months ended June 30, 2009, the Corporation experienced a credit-related other-than-temporary impairment of $377 thousand, $37 thousand on the private label MBS portfolio and $340 thousand on the CDO portfolio.  This was a charge to earnings noted as “Net impairment losses recognized in earnings”.  In addition, the Corporation experienced a valuation-related other-than-temporary impairment of $1.6 million on the CDO portfolio.  This charge is reflected in equity through other comprehensive income.  The total securities impacted by credit-related other-than-temporary impairment represent less than three percent of the investment portfolio and therefore have negligible impact on both our liquidity and capital positions.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

For the nine months ended June 30, 2009, the Corporation recognized a credit-related other-than-temporary impairment loss of $3.4 million related to CDO and CMO securities in its investment portfolio.  The following table represents the amount of the total other-than-temporary impairment related to credit losses for the three months ended June 30, 2009, for the CDO and CMO portfolio (in thousands):

	CDOs	CMOs
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2009	2009
Balance at beginning of period	$855	$704
Additions
Amount related to credit loss for which no previous OTTI recognized	320	-
Amount related to credit loss for which previous OTTI recognized	111	37
Reductions
Increase in cash flows expected to be collected	(91)	-
Balance at end of period	$1,195	$741

The following table represents the amount of the total other-than-temporary impairment related to credit losses for the nine months ended June 30, 2009, for the CDO and CMO portfolio (in thousands):

	CDOs	CMOs
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2009
Balance at beginning of period	$486	$-
Additions
Amount related to credit loss for which no previous OTTI recognized	2,585	704
Amount related to credit loss for which previous OTTI recognized	143	37
Reductions
Increase in cash flows expected to be collected	(2,019)	-
Balance at end of period	$1,195	$741

Investments in capital stock of FHLB

The Company’s investment in FHLB stock varies with the stock ownership requirements related to the level of advances the Company borrows from the FHLB.  With the acquisition of Cape Fear Bank, the Company acquired $3.5 million of FHLB capital stock and has an investment of $46.1 million as of June 30, 2009.  In evaluating other-than-temporary impairment of the FHLB stock, the Company considered the FHLB net loss for the three months ended March 31, 2009, the suspension of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances the Company maintains, and the baseline credit assessment rating given by Moody’s Investors Service of single A.  The Company believes that the suspension of the common stock dividend will assist the FHLB in continuing to strengthen its balance sheet and that the investment grade rating of single A indicates that there is no impairment in the investment in FHLB stock as of June 30, 2009.

NOTE 9.  Intangible Assets

Intangible assets, net of accumulated amortization, at June 30, 2009, September 30, 2008, and June 30, 2008, are summarized as follows (in thousands):

	June 30,	September 30,	June 30,
	2009	2008	2008
Goodwill	$27,996	$27,892	$31,869
Customer list	11,734	11,734	11,729
Less accumulated amortization	(3,951)	(3,385)	(3,197)
	7,783	8,349	8,532
Deferred debt issuance costs	1,644	1,644	1,424
Less accumulated amortization	(290)	(248)	(14)
	1,354	1,396	1,410
Total	$37,133	$37,637	$41,811

Goodwill is tested for impairment on an annual basis during the Corporation’s third quarter.  As of June 30, 2009, the Corporation did not have impairment on Goodwill.

Amortization of intangibles totaled $566 thousand for the nine months ended June 30, 2009, $617 thousand for the twelve months ended September 30, 2008, and $429 thousand for the nine months ended June 30, 2008.

We expect to record amortization expense related to intangibles of $809 thousand for fiscal year 2009, $707 thousand for fiscal year 2010, $686 thousand for fiscal 2011, $680 thousand for fiscal 2012, $680 thousand for fiscal 2013 and an aggregate of $6.2 million for all years thereafter.

NOTE 10.  Residential Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.1 billion at June 30, 2009, and $1.0 billion at June 30, 2008.  SFAS 156 requires mortgage servicing rights (“MSRs”) to be recorded initially at fair value, if practicable, and at each subsequent reporting date.  We determine fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.  In accordance with SFAS 156, changes in fair value are recorded in mortgage banking income during the period in which they occur.

The amounts of contractually specified servicing fees earned by the Corporation during the three months ended June 30, 2009, were $696 thousand and for the nine months ended June 30, 2009, were $2.0 million. We report contractually specified servicing fees in mortgage banking income in the Condensed Consolidated Statements of Income.

Changes in fair value of capitalized MSRs for the three and nine months ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended		Nine Months Ended		Year Ended
	June 30,		June 30,		September
	2009	2008	2009	2008	2008
Balance at beginning of period	$8,221	$10,685	$12,550	$12,831	$12,831
Additions
Servicing assets that resulted from transfers of financial assets	1,995	819	3,441	2,107	2,390
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	1,182	1,251	(3,716)	(2,177)	(1,234)
Due to change in decay	(695)	-	(1,572)	-	(1,430)
Other	-	(1)	-	(7)	(7)
Balance at end of period	$10,703	$12,754	$10,703	$12,754	$12,550

During the three months ended June 30, 2009, we recognized in earnings $2.6 million in net losses on free standing derivatives used to economically hedge the MSRs and during the nine months ended June 30, 2009, we recognized in earnings $2.2 million in net gains. The results of the hedging activities are recorded in mortgage banking income in the Condensed Consolidated Statements of Income.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
For the period ended
June 30, 2009
(dollars in thousands)

Fair value of residential mortgage servicing rights	$10,703
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	98.4%
Adjustable-rate mortgage loans	1.6%
Total
Constant prepayment rate	16.0%
Weighted average portfolio rate	5.6%
Discount rate	10.5%
Fair market value change as assumptions change
.50%	14.6%
.25%	7.4%
Flat (Base Case)
(.25%)	-7.3%
(.50%)	-15.4%

NOTE 11.  Derivative Financial Instruments and Hedging

We use derivatives as part of our interest rate management activities. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All changes in the fair value of derivative instruments are recorded as non-interest income in the Condensed Consolidated Statements of Income. As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitments to originate fixed rate conforming loans totaled $105.3 million at June 30, 2009.  It is anticipated 60% of these loans will close totaling $63.2 million. The fair value of the $63.2 million is a liability of $632 thousand at June 30, 2009.  The off-balance sheet obligations under the above derivative instruments totaled $188.3 million at June 30, 2009, with a fair value adjustment of a liability of $2.3 million.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in non-interest income in mortgage banking income and are offset by the changes in the fair value of the MSRs.  During the quarter ended June 30, 2009, gross MSRs values increased $1.2 million due to interest rate movements, while hedge losses totaled $2.6 million for the quarter as a result of spread compression due to the lessening of the economic turmoil seen throughout 2009.  For the nine months ended June 30, 2009, gross MSRs values decreased $3.7 million due to interest rate movements while hedge gains totaled $2.2 million due to the aforementioned spread compression.  The notional value of our off-balance sheet positions related to the capitalized mortgage servicing asset as of June 30, 2009, totaled $75.5 million with a fair value of an asset of $116 thousand.

NOTE 12.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income before extraordinary item	$5,155	$5,902	$1,729	$16,329
Extraordinary item
Gain on acquisition, less income tax of $18,833	28,857	0	28,857	0
Net income	34,012	5,902	30,586	16,329
Less: Accretion on preferred stock discount	132		297
Dividends - preferred stock	813		1,851
Net income available to common shareholders	$33,067	$5,902	$28,438	$16,329

Basic EPS shares	11,699	11,668	11,697	11,658
Basic EPS before extraordinary item	$0.44	$0.51	$0.15	$1.40
Basic EPS	$2.91	$0.51	$2.61	$1.40
Basic EPS available to common shareholders	$2.83	$0.51	$2.43	$1.40

Dilutive common stock equivalents (1)	-	11	-	36
Dilutive EPS shares	11,699	11,679	11,697	11,694
Dilutive EPS before extraordinary item	$0.44	$0.51	$0.15	$1.40
Dilutive EPS	$2.91	$0.51	$2.61	$1.40
Dilutive EPS available to common shareholders	$2.83	$0.51	$2.43	$1.40

(1)
Dilutive common stock equivalents are composed of potentially convertible stock warrants and option shares associated with stock-based compensation. Dilutive common stock equivalents have been excluded from the computation of dilutive EPS if the result would be anti-dilutive. Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

At June 30, 2009, there were 862,066 option shares and 483,391 convertible stock warrants as compared to June 30, 2008, when there were 778,157 option shares and 483,391 convertible stock warrants that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter. The change in option shares excluded from the calculation is primarily attributable to the change in average stock price over the period.

NOTE 13.  Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to Pender County, North Carolina and inland Florence County, South Carolina.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three and nine months ended June 30, 2009 and 2008. First Southeast Fiduciary & Trust Services, Inc. which provides trust and other asset management services in a fiduciary capacity to customers of First Federal was dissolved effective September 30, 2008, and all operations were moved to First Federal and are included in the banking segment for the three and nine months ended June 30, 2009 and 2008.

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through twelve offices.  Nine offices are located throughout the coastal regions of North and South Carolina, and one office each in Florence, South Carolina; Columbia, South Carolina; and Burlington, North Carolina.  Revenues consist principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Myrtle Beach, South Carolina, with revenues consisting principally of commissions paid by insurance companies. No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1 of our latest annual report on Form 10-K.

Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Three months ended June 30, 2009
		Insurance
	Banking	Activities	Other	Total
Interest income	$51,252	$19	$(5)	$51,266
Interest expense	14,744	140	843	15,727
Net interest income	36,508	(121)	(848)	35,539
Provision for loan losses	12,367	-	-	12,367
Other income	6,072	49	316	6,437
Commissions on insurance and other agency income	63	6,520	(48)	6,535
Non-interest expenses	21,986	4,905	1,054	27,945
Amortization of intangibles	3	186	13	202
Income tax expense (benefit)	2,975	520	(653)	2,842
Net income (loss) before extraordinary gain	5,312	837	(994)	5,155
Extraordinary gain	28,857	-	-	28,857
Net income (loss)	$34,169	$837	$(994)	$34,012

Nine months ended June 30, 2009
		Insurance
	Banking	Activities	Other	Total
Interest income	$138,947	$52	$(18)	$138,981
Interest expense	48,284	487	2,579	51,350
Net interest income	90,663	(435)	(2,597)	87,631
Provision for loan losses	45,602	-	-	45,602
Other income	18,762	137	1,225	20,124
Commissions on insurance and other agency income	202	18,687	(142)	18,747
Non-interest expenses	59,702	14,823	3,454	77,979
Amortization of intangibles	8	559	41	608
Income tax expense (benefit)	1,262	1,155	(1,833)	584
Net income (loss) before extraordinary gain	3,053	1,852	(3,176)	1,729
Extraordinary gain	28,857	-	-	28,857
Net income (loss)	$31,910	$1,852	$(3,176)	$30,586

June 30, 2009
Total assets	$3,554,560	$54,988	$(2,482)	$3,607,066
Loans	$2,672,809	$-	$-	$2,672,809
Deposits	$2,402,237	$-	$(61,182)	$2,341,055

Three months ended June 30, 2008
		Insurance
	Banking	Activities	Other	Total
Interest income	$43,213	$25	$(19)	$43,219
Interest expense	18,222	183	804	19,209
Net interest income	24,991	(158)	(823)	24,010
Provision for loan losses	4,907	-	-	4,907
Other income	8,347	42	435	8,824
Commissions on insurance and other agency income	75	7,402	(57)	7,420
Non-interest expenses	18,754	5,165	1,423	25,342
Amortization of intangibles	2	228	-	230
Income tax expense	3,722	733	(582)	3,873
Net Income (loss)	$6,028	$1,160	$(1,286)	$5,902

Nine months ended June 30, 2008
		Insurance
	Banking	Activities	Other	Total
Interest income	$131,265	$95	$15	$131,375
Interest expense	61,465	183	2,517	64,165
Net interest income	69,800	(88)	(2,502)	67,210
Provision for loan losses	11,721	-	-	11,721
Other income	27,290	106	1,958	29,354
Commissions on insurance and other agency income	226	18,389	(137)	18,478
Non-interest expenses	58,225	13,706	4,020	75,951
Amortization of intangibles	6	464	-	470
Income tax expense	10,493	1,640	(1,562)	10,571
Net income (loss)	$16,871	$2,597	$(3,139)	$16,329

June 30, 2008
Total assets	$2,871,002	$53,999	$(973)	$2,924,028
Loans	$2,268,484	$-	$-	$2,268,484
Deposits	$1,878,705	$-	$(13,444)	$1,865,261

NOTE 14.  Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of June 30, 2009, we believe there is no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2009, was $2.1 million.

NOTE 15.  Commitments and Contingencies

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 16.   Loan Sales

For the three months ended June 30, 2009, First Federal had loan securitizations and whole loan sales of approximately $150.5 million, of which $147.6 million were to the Federal National Mortgage Association, $2.4 million were to the Federal Home Loan Bank of Boston, and $529 thousand were to other investors.  During the three months ended June 30, 2008, First Federal had loan sales of approximately $63.3 million of which $44.5 million were to the Federal Home Loan Bank of Boston, $11.5 million were to the Federal National Mortgage Association, and $7.3 million were to other investors.

For the nine months ended June 30, 2009, we had loan sales of approximately $273.9 million, of which $255.8 million were to the Federal National Mortgage Association, $11.2 million were to the Federal Home Loan Bank of Boston, and $6.9 million were to other investors. For the same period ended June 30, 2008, loan sales were $170.6 million, of which $22.8 million were to the Federal National Mortgage Association, $81.9 million were to the Federal Home Loan Bank of Atlanta, $44.5 million were to the Federal Home Loan Bank of Boston, and $21.4 million were to other investors.

We currently transfer a small percentage of closed mortgage loans to the Federal Home Loan Bank of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Southeast Reinsurance Company, a subsidiary of First Federal Savings and Loan Association of Charleston.  The transfers have been reduced during fiscal year 2009 as a result of increased loan securitizations.  The agreement with the FHLB – Boston establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”). The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint. Prior to the December 2008 quarter, we also transferred closed mortgage loans to the Federal Home Loan Bank of Atlanta.

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

In March 2009, we began to package mortgage loans as securities to investors in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” (“SFAS 140”).  The Corporation securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through Fannie Mae and sells the resulting securities to third party investors.  The Corporation records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Refer to Note 1 – Transfer of Financial Assets for further detail on loan securitizations.

NOTE 17.   Subsequent Event

On July 1, 2009, First Federal entered into an asset purchase and sale agreement with American Pensions, Inc. (“API”) and The South Financial Group, Inc. (“Seller”) to purchase the assets of API, a retirement plan consulting, fiduciary and administration service provider located in Charleston, South Carolina.  API has been in operation since 1989 providing “boutique” consulting, administration, compliance, investment advisory and fiduciary services exclusively to qualified retirement plans.  In addition, API provides cost efficient retirement plan design and record keeping services.

First Federal acquired approximately $339 thousand in cash, prepaid and tangible assets.  Additionally, $2.8 million in intangible assets resulted from the acquisition.  The acquisition of API will enhance the service offerings to existing and new customers and further complement services offered through First Southeast Investors Services, Inc., and First Southeast Insurance Services, Inc.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Corporation believes are “forward-looking statements.”  These statements relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should also consider any cautionary statements the Corporation may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Corporation. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and of our savings association subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Corporation was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association. Our assets were approximately $3.6 billion as of June 30, 2009.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance, and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 44 full service retail branch sales offices, 16 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and four limited services branches located in the following counties: Charleston (21), Berkeley County (3), Dorchester (6), Hilton Head area of Beaufort County (3), Georgetown County (4), Horry County (15), Florence County (5) and Brunswick County (3), New Hanover County (3), and Pender County (1), North Carolina.

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, multi-family, commercial real estate and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and insurance premium financing activities. Banking and insurance operations constitute reportable segments of our business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries for the periods indicated. The following discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes contained in this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its condensed consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with acquisitions, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, mortgage servicing rights, share-based payment, derivative financial instruments, litigation, and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Capital growth, liquidity and earnings along with maintaining what we believe is a strong balance sheet in this current economic environment are the top priorities of the Corporation. During the nine months ended June 30, 2009, the Corporation was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Corporation’s liquidity position. Through expanded business development and the execution of the Corporation’s strategic priorities the Corporation was able to grow loans and deposits. Growth in customer relationships is a reflection of the Corporation’s ability to grow the loan portfolio in the markets served through its lending expertise and focus on its loan programs – home equity, commercial real estate, and commercial business. The Corporation experienced growth in core and time deposits during the first nine months of fiscal year 2009, increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances.  Over the past twelve months, loan credit quality has declined and is primarily related to the weakness in the residential mortgage and residential construction industries.

At June 30, 2009, total assets had increased $633 million or 21.29% and total liabilities had increased $524 million or 18.76% when compared to September 30, 2008.  Shareholders equity increased $110 million, a 59.71% increase over September 30, 2008.  This increase was driven primarily by the Corporation’s participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) for which the Corporation received $65 million; and the acquisition of Cape Fear Bank as total assets acquired were $413 million and liabilities assumed of $384 million resulted in net assets acquired of $29 million.  The Corporation increased its total risk-based capital ratio, which was considered “well capitalized” for regulatory purposes in the third quarter of fiscal year 2009 when compared to September 30, 2008.  At June 30, 2009, total assets were $3.6 billion, while total portfolio loans and deposits were $2.6 billion and $2.3 billion, respectively.

Stockholders’ Equity and Capital

Long-term capital growth was a specific focus for the Corporation during fiscal 2009. To provide flexibility for capital growth, the Corporation filed a $100 million shelf registration during the quarter ended December 31, 2008.  In addition, the Corporation applied for and received approval to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).  On December 5, 2008, the Corporation received $65 million related to this program.

Our capital ratio, total capital to total assets, was 8.12% at June 30, 2009, compared to 6.17% at September 30, 2008.  Changes in stockholders’ equity during the nine months ended June 30, 2009, were comprised principally of net income, TARP funds received from the issuance of preferred stock, the after tax effect of net unrealized gains on securities available for sale, the after tax effect of the extraordinary gain resulting from the acquisition of Cape Fear Bank, stock issued and expenses incurred pursuant to stock option and employee benefit plans, and dividends paid.

TARP Capital Purchase Program

On December 5, 2008, pursuant to the Capital Purchase Program (the “CPP”) established by the United States Department of the Treasury (the “Treasury”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial (“Common Stock”), at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of First Financial. Prior to December 5, 2011, unless the Corporation has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend above the amount of the last quarterly cash dividend per share declared on the Common Stock prior to October 14, 2008, or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Securities Purchase Agreement (the “Agreement”) entered into between the parties.

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

Regulatory Capital

Under current OTS regulations, savings associations must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At June 30, 2009, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS.

The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2009 (dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tangible capital (to Total assets)	$260,067	7.29%	$53,617	1.50%	-	-
Core capital (to Total assets)	260,067	7.29	142,720	4.00	$178,400	5.00%
Tier I capital (to Risk-based assets)	260,067	9.54	-	-	162,447	6.00
Risk-based capital (to Risk-based assets)	292,400	10.80	216,596	8.00	270,745	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 10-K for the fiscal year ended September 30, 2008.

Liquidity

An important component of the Corporation’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Corporation has sufficient liquidity to meet future funding needs.

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At June 30, 2009, $53.7 million of the Corporation’s investment portfolio was immediately saleable.  As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings.  At June 30, 2009, $837.0 million of secured borrowings were employed with sufficient collateral available to raise additional secured borrowings of over $119.2 million.  The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit.  At June 30, 2009, the Corporation had $226.6 million of brokered certificates of deposit outstanding.

A use of the Corporation’s liquidity is the dividends paid to stockholders. Office of Thrift Supervision regulations impose various restrictions on the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the Office of Thrift Supervision before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

The Corporation is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.  As mentioned above, the Corporation’s ability to make capital distributions, including dividends, is restricted as a result of its participation in the Treasury’s CPP.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and other short term borrowings, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase and the sale of loans and securities.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

The table below summarizes future contractual obligations as of June 30, 2009 (in thousands).

	At June 30, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$968,897	$170,291	$119,266	$50,892	$1,727	$1,311,073
Borrowings	557,520	50,360	50,000	25,000	230,204	913,084
Operating leases	2,671	2,343	1,894	2,666	4,348	13,922
Total contractual obligations	$1,529,088	$222,994	$171,160	$78,558	$236,279	$2,238,079

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  At June 30, 2009, First Federal estimates that an additional $119.2 million of funding is available based on the current level of advances, asset size, and available collateral under the FHLB programs.  Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance. Effective June 1, 2009, Lendable Collateral Value will be 70% of the unpaid principal balance. Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period. Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB. Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $328 million callable in fiscal 2009, with a weighted average rate of 3.93%; $64 million callable in fiscal 2010, with a weighted average rate of 5.94%; $100 million callable in fiscal 2011, with a weighted average rate of 3.43%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

In April 2007 we entered into a loan agreement with another bank for a $25 million line of credit.  The rate on the funding line is based on the three month LIBOR.  In April 2008, the Board approved expanding the line from $25 million to $35 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At June 30, 2009, the balance on this line was $28 million.  The line of credit note indicates affirmative covenants to which the Corporation should comply.  We monitor these covenants on a quarterly basis.  As of June 30, 2009, the Corporation is in compliance with stated affirmative covenants except the consolidated non-performing assets plus other real estate owned ratio, which should not exceed two percent of total gross loans plus other real estate owned.  The Corporation’s ratio, calculated based on credit facility terms as non-performing assets plus other real estate owned divided by total gross loans plus other real estate owned, is currently at 2.89% and as a result is in technical default on the line of credit.  Although the terms of the credit facility do indicate that the line could be called due to this default, the Corporation is in process of renegotiating the existing credit facility.  The main items to be addressed will be the term, interest rate, and new threshold for the affirmative covenant ratio noted above.  In the event these negotiations fail, the Corporation does have the resources at the holding company level to repay the line of credit.

During the nine months ended June 30, 2009, we experienced a net cash outflow from investing activities of $524.0 million. The total outflow consisted principally of an increase in loans of $350.0 million, purchases of investments and mortgage-backed securities available for sale of $284.7 million, purchases of FHLB stock of $4.3 million, and purchases of office properties and equipment of $6.8 million. The total outflow was offset by repayments of mortgage-backed securities of $98.5 million, proceeds from sales of MBS and investment securities available for sale of $16.7 million, and proceeds from the sale of real estate owned of $6.8 million. We experienced a cash outflow of $14.7 million from operating activities and a cash inflow of $567.8 million from financing activities.  Financing activities consisted principally of a net increase of $490.0 million in deposits, a net increase in other borrowings of $345.0 million, the issuance of preferred stock and warrants of $65.0 million and proceeds from exercise of stock options and tax benefit resulting from stock options of $282 thousand offset by decreases in advances by borrowers for taxes and insurance of $836 thousand, repayment of FHLB advances of $325.0 million and dividends paid of $6.3 million during the nine months ended June 30, 2009.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on its borrowings and for its future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves and sales of marketable securities, interest on our investment securities, and use of an existing line of credit.

LENDING

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	June 30,	September 30,	June 30,
	2009	2008	2008
Real estate - residential mortgages (1-4 family)	$929,706	$886,488	$874,216
Real estate - construction	56,788	70,395	73,064
Commercial real estate	342,349	307,903	291,712
Comercial construction	47,445	40,827	36,791
Commercial business	196,307	89,764	90,070
Land - residential	187,797	146,694	145,213
Land - commercial	118,940	101,168	98,182
Home equity loans	394,960	325,354	301,184
Manufactured housing	238,549	223,476	218,312
Credit cards	16,949	16,125	15,824
Marine	77,819	83,463	83,964
Other consumer loans	56,388	56,870	56,499
Total gross loans	2,663,997	2,348,527	2,285,031

Less:
Allowance for loan losses	54,499	23,990	21,066

Total	$2,609,498	$2,324,537	$2,263,965

The Corporation experienced growth in all loan categories with the exception of the real estate construction, marine, and other consumer loan portfolios during the nine months ended June 30, 2009.  With housing inventory higher in all of our markets, we are monitoring closely our builder relationships.  The acquired portfolio from Cape Fear added approximately $272 million or 86% of the loan growth during the quarter, as follows:  $40 million to residential real estate, $12 million to residential construction, $10 million to commercial real estate, $105 million to commercial business, $67 million to land loans, $33 million to home equity, and $5 million to other consumer loans.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina. Approximately 69% of our manufactured housing portfolio consists of loans originated in South Carolina. Our manufactured housing loan portfolio was 8.96% of the gross loan portfolio at June 30, 2009, compared to 9.55% of the gross loan portfolio at June 30, 2008.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves. The delinquency rate in dollars for manufactured housing at June 30, 2009, was 2.18% and 1.93% at June 30, 2008. The average coupon on the manufactured housing loan portfolio at June 30, 2009, was 9.29% compared to 9.41% at June 30, 2008.

ASSET QUALITY

The following table summarizes our non-performing assets, consisting of nonaccrual loans, accruing loans 90 days of more past due, and other real estate owned and repossessed assets, for the periods indicated (dollar amounts in thousands):

	June 30	September 30,	June 30,
	2009	2008	2008
Real estate - residential mortgages (1-4 family)	$22,304	$7,586	$6,053
Real estate - construction	7,381	5,143	1,271
Commercial real estate	3,394	722	1,818
Comercial construction	2,265	-	-
Commercial business	736	156	302
Land - residential	10,333	4,125	3,647
Land - commercial	10,991	-	-
Home equity loans	6,226	1,352	1,800
Manufactured housing	2,275	1,266	1,529
Marine	169	20	23
Other consumer loans	226	187	119
Nonaccrual loans	66,300	20,557	16,562
OREO and other repossessed assets	12,927	4,286	5,442
Nonperforming assets	79,227	24,843	22,004
Loans 90 days or more delinquent (1)	153	76	79
Total nonperforming assets	$79,380	$24,919	$22,083
As a percent of net loans and real estate owned	3.03%	1.07%	0.77%
As a percent of total assets	2.20%	0.84%	0.76%

(1) The Corporation continues to accrue interest on these loans.

National credit conditions appear to be moving towards historical credit cost levels from the extraordinarily low cost levels over the past couple of years. The market in which we operate is not immune from these conditions and has impacted our delinquencies and problem asset levels.  Total delinquencies, loans past due 30 to 89 days, including the marked to market loans acquired from Cape Fear Bank, increased from March 31, 2009, approximately $35.7 million or 42.02%.  Approximately $21.9 million of this increase was attributable to delinquencies associated with the acquired portfolio from Cape Fear Bank.  Portfolio increases included $2.3 million in home equity loans, $6.1 million in residential real estate, $15.5 million in commercial real estate, and $9.3 million in land loans.  The Company should not incur any significant loss associated with the Cape Fear delinquencies due to the loss sharing agreement with the FDIC and all Cape Fear loans have been recorded at fair value.

Other real estate owned and other repossessed assets increased $6.6 million from $6.3 million at March 31, 2009, to $12.9 million as of June 30, 2009.  During the June 2009 quarter, the Corporation foreclosed on sixteen properties totaling $5.9 million, of which nine properties totaling $2.5 million were related to the portfolio acquired from Cape Fear Bank.  In addition, there are eleven properties totaling approximately $3.2 million that were acquired and have not sold as of June 30, 2009.  During the quarter ended June 30, 2009, the Corporation sold a total eight properties for $2.5 million.

Higher levels of delinquencies and charge-offs also have affected our problem assets, which increased $54.5 million during the nine months ended June 30, 2009, from September 30, 2008.  Non-accrual loans increased $45.7 million, or 222.5%, from September 30, 2008.  Non-accrual loan increases included $14.7 million in single family loans; $4.9 million in home equity lines; $2.2 million in residential construction; $2.7 million in commercial real estate; $2.3 million in commercial construction; $580.0 thousand in commercial business loans; $17.2 million in land loans; $1.0 million in manufactured housing; and $188 thousand in marine and other consumer loans.  In addition, real estate and other assets owned increased $8.6 million during the nine months ended June 30, 2009, of which $5.7 million was acquired through the Cape Fear Bank acquisition. The increases in non-accruals can be mainly attributed to the current economic environment and the impact on employment, retail sales, and home sales.

Our largest concentration of loans is in the residential (1-4 family) market. There is no concentration of loans in any particular industry or group of industries. Most of our residential and business loans are with customers located within the coastal counties of North and South Carolina, and in Florence County, South Carolina.

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

Lending management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. The Corporation utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis. Such reviews also assist management in establishing the level of the allowance.

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

The OTS examines First Federal periodically and, accordingly, as part of their examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon its review, the regulators may from time to time require reserves in addition to those previously provided.

Following is a summary of the allowance for loan losses (in thousands):

	At and for the nine months
	ended June 30,
	2009	2008
Balance at beginning of year	$23,990	$15,428
Allowance on acquired Cape Fear Bank performing loans	4,132	-
Provision for loan losses	45,602	11,721
Recoveries of loans previously charged-off	673	584
Loan losses charged to reserves	(19,898)	(6,710)
Balance at end of period	$54,499	$21,023

Following is a detail of net charge-offs for the quarter ended (in thousands):

	June 30,	March 31,	June 30,
	2009	2009	2008
Residential mortgages	$231	$167	$70
Residential construction	2,010	1,205	-
Commercial real estate	35	119	-
Commercial construction	-	-	-
Commercial business	946	1,130	129
Land - residential	2,485	387	-
Land - commercial	1,110	-	-
Equity access lines	1,154	1,446	389
Manufactured housing	717	654	459
Credit Cards	214	164	194
Marine	383	808	147
Other consumer	205	723	397
Net charge-offs	$9,490	$6,803	$1,785

Net charge-offs totaled $9.5 million for the three months ended June 30, 2009, a $2.7 million increase over the linked quarter and a $7.7 million increase over the comparable three months in fiscal 2008.  The increase in net charge-offs was concentrated in our land portfolio and is a direct result of the current economic conditions.  Annualized net charge-offs as a percentage of average net loans increased 29 basis points over the linked quarter to 1.43% for the three months ended June 30, 2009, as compared to 0.32% for the same period in 2008.

During fiscal 2009 we have curtailed construction speculative loan production.  We continue to review and monitor this portfolio as speculative construction loans are comprised of loans for properties under construction and those that have been completed and not yet sold.  We believe these loans carry a higher level of risk and therefore warrant a higher level of reserves. The total outstanding speculative construction loan balance and the undisbursed portion of the loan commitment at June 30, 2009, was approximately $35.4 million.

The allowance for loan losses totaled $54.5 million and $47.5 million at June 30, 2009, and March 31, 2009, respectively.  The allowance for loan losses amounted to 2.05% of total loans at June 30, 2009, compared to 1.99% at March 31, 2009.  The 15% increase in the allowance of loan losses is related to a 21% increase in non-accrual loans, a 10% increase in specific reserves, a significant increase in non-pass rated loans and a 39% increase in net charge-offs.  The increase in these losses is a direct result of changing current economic conditions strongly influenced by unemployment.

Deposits

Our deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	June 30, 2009		September 30, 2008		June 30, 2008
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$203,354	8.69%	$175,681	9.49%	$190,895	10.23%
Interest-bearing checking accounts	339,878	14.52	298,619	16.13	297,700	15.96
Statement and other accounts	145,541	6.22	129,466	6.99	133,414	7.15
Money market accounts	341,209	14.57	345,328	18.66	372,617	19.98
Certificate accounts	1,311,073	56.00	902,008	48.73	870,635	46.68
Total deposits	$2,341,055	100.00%	$1,851,102	100.00%	$1,865,261	100.00%

Deposits increased $490.0 million during the nine months ended June 30, 2009, and $475.8 million during the twelve months ended June 30, 2009.  Interest-bearing checking accounts increased $41.3 million since September 30, 2008, and increased $42.2 million since June 30, 2008.  Noninterest-bearing checking accounts increased $27.7 million during the nine months ended June 30, 2009, and increased $12.5 million for the twelve month period ended June 30, 2009, statement and other accounts increased $16.1 million and $12.1 million during the nine and twelve months ended June 30, 2009, respectively, money market accounts decreased by $4.1 million and $31.4 million during the nine and twelve months ended June 30, 2009, respectively, and certificate accounts increased $409.1 million and $440.4 million during the nine months and twelve month periods ended June 30, 2009, respectively.

The increases in deposit balances noted above were driven primarily by the acquisition of Cape Fear Bank and included $20.2 million in non-interest checking accounts, $10.7 million in interest bearing checking accounts, $2.1 million in statement accounts, $43.4 million in money market first accounts, and $214.9 million in certificates of deposits.

Treasury Activities

The treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate, credit risk and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, MBS, asset-backed securities, including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s Asset / Liability Committee (“the ALCO”) and the Investment Committee which also reviews all investment and funding transactions. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments and mortgage-backed securities available for sale, at fair value increased $171 million and investment in capital stock of FHLB increased $4.3 million during the nine months ended June 30, 2009, compared to September 30, 2008.  During the nine months ended June 30, 2009, there were repayments of mortgage-backed securities available for sale totaling $98.5 million. We purchased $261.5 million of mortgage-backed securities available for sale during the nine months ended June 30, 2009.

At June 30, 2009, the investment securities portfolio totaled $561.3 million, or 15.56% of total assets, compared to $370.2 million, or 12.45% of total assets, at September 30, 2008. The portfolio increased $191.1 million from the level at fiscal year-end 2008, primarily from purchases of $284.3 million of investments and mortgage backed securities offset by a $98.5 million in pay-downs in the investment portfolio.

As a result of the funds received from the Corporation’s participation in the U.S. Treasury’s TARP CPP during the first quarter of fiscal 2009 and deposit growth for the nine months ended June 30, 2009, our FHLB advances decreased by $325.1 million offset by increases in other short term borrowings at lower rates of $345.0 million during the nine months ended June 30, 2009.

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

Securities

The fair values for available-for-sale and trading securities are generally based upon market prices or market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment. As of June 30, 2009, First Financial had $539.2 million of available-for-sale securities.

Mortgage Servicing Rights

The Corporation has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Corporation uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights. As of June 30, 2009, First Financial had approximately $10.7 million of mortgage servicing rights.

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

Fair Values of Level 3 Assets and Liabilities

For the nine months ended June 30, 2009, assets classified as Level 3 realized $3.4 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Condensed Consolidated Statement of Operations.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections.  Cash flows were modeled using a third party thirty-year estimate of defaults.  At June 30, 2009, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At June 30, 2009, the Corporation had $410.8 million, or 11.39% of total assets valued at fair value that are considered Level 3 valuations using unobservable inputs.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments.  Lending commitments include loan commitments, standby letters of credit and unused business and consumer credit lines.  These instruments are not recorded in the condensed consolidated balance sheet until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business. We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At June 30, 2009, commercial and retail loan commitments and the undisbursed portion of construction loans totaled $120.2 million.  Unused business, personal, and credit card lines totaled $396.6 million at June 30, 2009.

Derivatives.  In accordance with SFAS No. 133, we record derivatives at fair value, as either assets or liabilities, on the condensed consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Note 11 in the Notes to Condensed Consolidated Financial Statements.

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

The components of net periodic benefit costs for the three months ended June 30, 2009 and 2008, are shown in the following statement (in thousands):

	Three Months ended June 30,
	2009	2008

Interest cost	$31	$24
Amortization of transition obligation	20	20
Amortization of net losses	2	3

Total	$53	$47

The components of net periodic benefit costs for the nine months ended June 30, 2009 and 2008, are shown in the following statement (in thousands):

	Nine Months ended June 30,
	2009	2008

Interest cost	$93	$72
Amortization of transition obligation	60	60
Amortization of net losses	6	9

Total	$159	$141

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.76 million which included $412 thousand of health care benefits.

We expect to contribute $108 thousand for postretirement benefit payments, net of $25 thousand in Medicare D Subsidy reimbursement, for pre-existing retirees and $155 thousand for the one-time early retirees in fiscal 2009 for a total of $263 thousand. During the nine months ended June 30, 2009, $191 thousand of contributions were made.

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

Management continually monitors basis risk such as Prime/LIBOR spread, and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in the past couple of years some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 263 basis points and 293 basis points for the two years ended June 30, 2007 – a difference of 30 basis points from high to low. In contrast, for the period from June 30, 2007 to June 30, 2009, the Prime/LIBOR spread posted a low of negative nine basis points at October 10, 2008, and a high of 344 basis points at March 17, 2008 – a range of 353 basis points. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in 2008.

The Corporation originates loans, along with purchasing investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

As of June 30, 2009, Management believes that there have been no significant changes in market risk as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters. The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates. The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate. The base case scenario assumes interest rates stay at June 30, 2009 levels.

Rate Change	Estimated % Change in Net Interest Income Over 12 Months
2.00%	-0.49%
1.00%	-0.17%
Flat (Base Case)
-0.25%	0.14%

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

The following table is a summary of our one-year dynamic gap at June 30, 2009 (amounts in thousands):

June 30, 2009
Interest-earning assets maturing or repricing within one year	$1,728,966
Interest-bearing liabilities maturing or repricing within one year	1,800,538
Cumulative gap	$(71,572)

Gap as a percent of total assets	(1.98)%

Based on our June 30, 2009, dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.7 billion in interest-earning assets will reprice and approximately $1.8 billion in interest-bearing liabilities will reprice. This current dynamic gap position results in a negative one-year gap position of $71.6 million, or 1.98% of assets.  Our one year dynamic gap position at June 30, 2008, was a negative $26.4 million, or .90% of assets. At the end of the fiscal year ended September 30, 2008, the dynamic gap was a negative $19.9 million or .67% of assets. The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called.  Also included in the above table are our estimates of core deposit decay rates. Based on studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

A positive gap indicates that cumulative interest-sensitive assets exceed cumulative interest-sensitive liabilities and usually suggests that net interest income would decrease if market interest rates decreased.  A negative gap would suggest the reverse. This relationship is not always ensured due to the repricing attributes of both interest-sensitive assets and interest-sensitive liabilities and the shape of the yield curve.  In this case, a large percentage of our home equity lines of credit loans have lifetime floors that will not be reached in a plus 2% rate change.  As the above indicates, we believe First Financial will be positively impacted by a decrease in interest rates, while an increase in interest rates will negatively impact net interest income.

RESULTS OF OPERATIONS

For Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Financial Highlights

The Corporation reported income before extraordinary items of $5.2 million for the quarter ended June 30, 2009, and $5.9 million income before extraordinary items for the comparable quarter in fiscal 2008.  The extraordinary gain resulting from the acquisition of Cape Fear Bank recorded in June 2009 was $28.9 million, net of tax of $18.8 million.  Net income for the quarter ended June 30, 2009, was $34.0 million as compared to $5.9 million for the same period last fiscal year.  Cape Fear’s impact to the consolidated results included $6.1 million in net interest income, $2.0 million in non-interest expense, $2.4 million in income before extraordinary gain, and $28.9 million in extraordinary gain.

Diluted earnings per share before extraordinary items decreased to $0.44 per common share for the quarter ended June 30, 2009, from diluted earnings per share before extraordinary items of $0.51 per common share for the quarter ended June 30, 2008.  Diluted earnings per share and diluted earnings per share available to common shareholders for the quarter ended June 30, 2009, were $2.91 and $2.83 per share, respectively.

The Corporation’s key performance measurements such as return on assets and return on equity were 0.57% and 7.16%, respectively, for the quarter ended June 30, 2009, compared to 0.81% and 12.60%, respectively, for the quarter ended June 30, 2008.  The calculation of return on assets and return on equity is based on income before extraordinary item and average assets and average equity where applicable

The financial results for the quarter ended June 30, 2009, were substantially impacted by a $12.4 million provision for loan losses, a $7.5 million increase over the same period last fiscal year.  Additionally, reductions in mortgage banking income of $840 thousand, insurance revenues of $1.0 million, lower fees from deposit services charges of approximately $223 thousand, increases in real estate operations expenses of $873 thousand due to higher foreclosures and other property expenses and higher FDIC insurance expense of $1.6 million due to increases in assessment rates and the one time special assessment impacted earnings for the quarter.  These declines in earnings were offset by increases in net interest income of $11.5 million, lower expenses related to salary and benefit costs of $963 thousand and the extraordinary gain of $28.9 million.

During the quarter ended June 30, 2009, net interest margin increased to 4.16% from 3.56%, average loans increased $448 million or 19.75%, average deposits increased $459 million or 24.34%, while loan credit quality declined from the same quarter a year ago as non-accruing loans to total loans increased to 2.54% from 0.73% and annualized net charge-offs to average loans were 1.43% for the quarter compared to .32% for the same period a year ago.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Non-accrual loans are included in average loan balances; however, accrued interest income on these loans is excluded from interest income.  The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income.  Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities (dollars in thousands).

	Three Months Ended June 30,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,778,765	6.08%	$2,269,463	6.68%
Mortgage-backed securities	542,307	6.15	371,820	5.05
Investments and other interest-earning assets	106,698	3.19	72,969	4.54
Total interest-earning assets	$3,427,770	6.00%	$2,714,252	6.40%

Deposits	$2,343,384	1.62%	$1,884,688	2.49%
Borrowings	889,257	2.77	786,573	3.85
Total interest-bearing liabilities	$3,232,641	1.94%	$2,671,261	2.89%

Interest spread		4.06%		3.51%
Net interest margin		4.16%		3.56%

Our net interest margin increased 60 basis points to 4.16% for the quarter ended June 30, 2009, from 3.56% for the comparable quarter ended June 30, 2008. Compared with the quarter ended June 30, 2008, the average yield on earning assets decreased by 40 basis points to 6.00% while the average rate on costing liabilities decreased by 95 basis points to 1.94%.

Year over year average earning assets increased to $3.4 billion as a result of strong internally generated loan growth and the addition of Cape Fear Bank.  The net loan growth of $509 million was also accompanied by an increase of $170 million in mortgage backed securities.  The yield on loans declined 60 basis points as a result of the year over year market interest rates while the yield on the mortgage backed securities portfolio increased 110 basis points.  New security purchases included private label CMO and MBS securities that have higher rates than comparable loans within our portfolio.  These securities were purchased at a discount and are now prepaying faster than anticipated raising the yield.  Total average costing liabilities increased $561 million while the average rate paid decreased 95 basis points.  The decrease in the average rate paid was primarily due to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt.

Net interest income was $35.5 million, of which Cape Fear Bank contributed $6.1 million or 27 basis points, in the quarter ended June 30, 2009, compared to $24.0 million in the quarter ended June 30, 2008.  Total interest income increased by $8 million and total interest expense declined $3.5 million resulting in an increase in net interest income of $11.5 million.  Growth in key loan portfolios of home equity, commercial real estate, commercial business and manufactured housing, and increases in mortgage-backed securities partially offset the decline in interest rates.  The decline in interest rates was the primary cause of the decline in interest expense of $3.5 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same periods last year (in thousands):

	Three Months Ended June 30,
	2009 versus 2008
	Volume	Rate	Total
Interest income:
Loans	$7,856	$(3,398)	$4,458
Mortgage-backed securities	2,488	1,146	3,634
Investments and other interest-earning assets	195	(240)	(45)
Total interest income	10,539	(2,492)	8,047
Interest expense:
Deposits	2,250	(4,461)	(2,211)
Borrowings	1,292	(2,563)	(1,271)
Total interest expense	3,542	(7,024)	(3,482)
Net interest income	$6,997	$4,532	$11,529

Provision for Loan Losses

The provision for loan losses increased $7.5 million to $12.4 million for the quarter ended June 30, 2009, compared to $4.9 million for the same quarter a year ago.  As market conditions changed in fiscal year 2009 it became necessary to increase our reserves.  The current quarter provision for loan losses can be attributed to the increase in non-performing loans, increase in net charge-offs, overall loan growth, and the increased uncertainties in the markets we serve.  The allowance for loan losses to total loans was 2.05% at June 30, 2009, compared to 0.92% at June 30, 2008.  The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs.

For the quarter ended June 30, 2009, net charge-offs were $9.5 million, or 1.43% of average loans, compared to $1.8 million, or 0.32% of average loans in the quarter ended June 30, 2008.  The following table identifies annualized charge-off rates for the loan portfolio on a comparable basis.

	June 30,	June 30,
	2009	2008
Residential mortgages	0.10%	0.03%
Residential construction	12.79%	0.00%
Commercial real estate	0.03%	0.00%
Commercial construction	0.00%	0.00%
Commercial business	2.77%	0.59%
Land - residential	6.34%	0.00%
Land - commercial	2.84%	0.00%
Equity access lines	1.18%	0.53%
Manufactured housing	1.22%	0.86%
Credit Cards	5.15%	4.92%
Marine	1.98%	0.72%
Other Consumer	1.49%	2.84%
Total Loan Losses (net charge-offs)	1.43%	0.32%

Other Income

Total other income decreased $3.3 million to $13.0 million in the quarter ended June 30, 2009.  The current quarter includes the $377 thousand loss associated with impairment of investment securities.  A contributing factor to the decline was a decrease in service charges and fees on deposit accounts of $223 thousand or 3.78%, to $5.9 million in the third quarter of fiscal year 2009 as transaction volumes and fees related to non-sufficient funds and overdraft charges were lower compared to the same period last fiscal year.

Insurance revenues experienced a net decrease of $885 thousand, or 11.92%, during the current quarter compared to the same period in fiscal 2008.  The Corporation’s insurance agency subsidiaries are affected by the downturn in the economy as many premiums and related commissions are based on payroll and gross sales of agency clients.

Mortgage banking income declined $840 thousand, or 45.99%, to $986 thousand, during the quarter ended June 30, 2009, as compared to the comparable quarter in fiscal 2008.  This decrease is mainly the result of the decline in the fair value, net of our hedge positions, of the mortgage servicing rights, with a $1.5 million decrease during the quarter ended June 30, 2009, compared to a $168 thousand increase during the same quarter in fiscal year 2008.  This was due to spread compression during the quarter ended June 30, 2009, of approximately 13 basis points between mortgage rates and yields on long term treasuries.  This negative impact to mortgage banking income was offset by an increase in gains on sales of loan securitizations, pass-thru gains from sales and forward sales of mortgage loans.

Brokerage fees declined $282 thousand, or 42.40%, from the June 30, 2008 quarter, to $383 thousand for the quarter ended June 30, 2009.  This is a direct result of the market and economy.  Real estate operations are down $873 thousand due to increased foreclosures and related costs and other property expenses as compared to the same period last fiscal year.

Non-Interest Expense

Total non-interest expense increased $2.6 million to $28.1 million in the quarter ended June 30, 2009, of which Cape Fear Bank added approximately $2.0 million.

Salary and employee benefits decreased $963 thousand or 5.80% for the three months ended June 30, 2009, compared to the same period last fiscal year.  Cost savings initiatives implemented during this fiscal quarter included the elimination of management bonus accruals of approximately $756 thousand and profit sharing and 401K match reductions of $761 thousand.  Other initiatives implemented during the second quarter included staff attrition and reductions in the use of temporary staffing assistance and the elimination of capital expenditures where feasible.  Offsetting these reductions were increases associated with an increase in full time equivalent employees of approximately 79 positions mainly associated with the acquisition of Cape Fear Bank, which added $806 thousand to salary and employee benefit expense for the quarter ended June 30, 2009.

Occupancy expense increased $178 thousand, or 8.7%, to $2.2 million and furniture and equipment expense increased $764 thousand, or 53.1%, to $2.2 million in the quarter ended June 30, 2009, due to increased technology and contracted services costs associated with the conversion of Cape Fear Bank of $180 thousand and data processing costs of $345 thousand.  Other expenses increased $2.8 million or 61.8% from June 30, 2008, primarily due FDIC insurance premium increases of $2.2 million related to 2009 rate increases and the one time special assessment recorded in the quarter ended June 30, 2009.  With the addition of Cape Fear Bank the Corporation added another $373 thousand for various operating costs such as telephone, office supplies, postage, courier, and legal fees.

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

In the quarter ended June 30, 2009, the Corporation recorded income tax of $2.8 million on income before income taxes and extraordinary gain of $8.0 million resulting in an effective tax rate of 35.54%.  In the quarter ended June 30, 2008, the Corporation recorded income tax expense of $3.9 million on income before income taxes and extraordinary gain of $9.8 million, an effective tax rate of 39.62%.  The change in the effective tax rate for the quarter ended June 30, 2009, is associated with the dissolution of the REIT and transfer of the REIT assets into the bank at a lower tax rate and the addition of tax advantaged municipal investment interest income of $501 thousand.

RESULTS OF OPERATIONS

For Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Financial Highlights

The Corporation reported income before extraordinary items of $1.7 million for the nine months ended June 30, 2009, and $16.3 million income before extraordinary items for the comparable period in fiscal 2008.  The extraordinary gain resulting from the acquisition of Cape Fear Bank recorded in June 2009 was $28.9 million, net of tax of $18.8 million.  Net income for the nine months ended June 30, 2009, was $30.6 million as compared to $16.3 million for the nine months ended June 30, 2008.  Cape Fear’s impact to the consolidated results included $6.1 million in net interest income, $2.0 million in non-interest expense, $2.4 million in income before extraordinary gain, and $28.9 million in extraordinary gain.

Diluted earnings per share before extraordinary items decreased to $0.15 per common share for the nine months ended June 30, 2009, from diluted earnings per share before extraordinary items of $1.40 per common share for the same period in fiscal 2008.  Diluted earnings per share and diluted earnings per share available to common shareholders were $2.61 and $2.43 per share, respectively, for the nine months ended June 30, 2009, as compared to $1.40 for fiscal 2008.

The Corporation’s key performance measurements such as return on assets and return on equity were .07% and .94%, respectively, for the nine months ended June 30, 2009, compared to .77% and 11.65%, respectively, for the same period in fiscal year 2008.  The calculation of return on assets and return on equity is based on income before extraordinary item and average assets and average equity where applicable.

The financial results for the nine months ended June 30, 2009, were substantially impacted by a $45.6 million provision for loan losses, a $33.9 million increase over the same period last fiscal year.  Additionally, reductions in mortgage banking income of $1.2 million, lower fees from deposit services charges of approximately $1.1 million, declines in brokerage fees of $755 thousand, $3.4 million in temporary impairment charges, increases in real estate operations expenses of $2.1 million due to higher foreclosures and other property expenses and higher FDIC insurance expense of $1.6 million due to increases in assessment rates and the one time special assessment impacted earnings for the nine months ended June 30, 2009.  These negative impacts on earnings were offset by increases in net interest income of $20.4 million, lower expenses related to salary and benefit costs of $4.1 million and the extraordinary gain of $28.9 million.

For the nine months ended June 30, 2009, net interest margin increased to 3.81% from 3.39%, average loans increased $259 million or 11.63%, average deposits increased $242 million or 13.02%, while loan credit quality declined from the same period a year ago as non-accruing loans to total loans increased to 2.54% from .73% and annualized net charge-offs to average loans were 1.02% for the nine months ended June 30, 2009, compared to .37% for the same period a year ago.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs for the nine months ended June 30, 2009.

	Nine Months Ended June 30,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,488,730	6.16%	$2,229,363	6.95%
Mortgage-backed securities	491,073	5.92	348,865	4.88
Investments and other interest-earning assets	99,645	3.55	73,596	5.46
Total interest-earning assets	$3,079,448	6.04%	$2,651,824	6.63%

Deposits	$2,097,747	2.01%	$1,856,048	2.85%
Borrowings	915,623	2.83	746,497	4.41
Total interest-bearing liabilities	$3,013,370	2.26%	$2,602,545	3.30%

Interest spread		3.78%		3.34%
Net interest margin		3.81%		3.39%

Our net interest margin increased 42 basis points, of which Cape Fear Bank contributed 13 basis points, to 3.81% for the nine months ended June 30, 2009, from 3.39% for the comparable period ended June 30, 2008.  Compared with the nine months ended June 30, 2008, the average yield on earning assets decreased by 59 basis points to 6.04% while the average rate on costing liabilities decreased by 104 basis points to 2.26%.

Year over year average interest-earning assets increased to $3.1 billion as a result of strong internally generated loan growth and the addition of Cape Fear Bank.  The net loan growth of $259 million was also accompanied by an increase of $142 million in mortgage backed securities.  The yield on loans declined 79 basis points as a result of the year over year market interest rates while the yield on the mortgage backed securities portfolio increased 104 basis points as a result of new security purchases of private label MBS securities having higher rates and prepayment speeds than comparable loans in our portfolio.  Total average costing liabilities increased $411 million while the average rate paid decreased 104 basis points.  The decrease in the average rate paid was primarily due to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt.  Interest expense was also impacted by a decline in noninterest-bearing demand deposit balances.

Net interest income was $87.6 million with Cape Fear Bank contributing $6.1 million in the nine months ended June 30, 2009, compared to $67.2 million in the same period ended June 30, 2008.  Total interest income increased by $7.6 million and total interest expense declined $12.8 million resulting in an increase in net interest income of $20.4 million.  Growth in key loan portfolios of home equity, commercial real estate, commercial business and manufactured housing more than offset the decline in interest rates.  The decline in interest rates was the primary cause of the decline in interest expense of $12.8 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Nine Months Ended June 30,
	2009 versus 2008
	Volume	Rate	Total
Interest income:
Loans	$(13,129)	$13,236	$107
Mortgage-backed securities	5,600	3,411	9,011
Investments and other interest-earning assets	(595)	(917)	(1,512)
Total interest income	(8,124)	15,730	7,606
Interest expense:
Deposits	(7,441)	(606)	(8,047)
Borrowings	(5,747)	979	(4,768)
Total interest expense	(13,188)	373	(12,815)
Net interest income	$5,064	$15,357	$20,421

Provision for Loan Losses

The provision for loan losses increased $33.9 million to $45.6 million for the nine months ended June 30, 2009, compared to $11.7 million for the same period a year ago.  As market conditions changed during the first nine months of fiscal 2009, we determined it was necessary to increase our reserves.  The current period provision for loan losses can be attributed to the increase in non-performing loans, increase in net charge-offs, overall loan growth, and the increased uncertainties in the markets we serve.  The allowance for loan losses to total loans was 2.05% at June 30, 2009, compared to .92% at June 30, 2008.  The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs.

Following is a detail of net charge-offs for the nine months ended (in thousands):

	June 30,	June 30,
	2009	2008
Residential mortgages	$474	$247
Residential construction	3,314	243
Commercial real estate	154	-
Commercial construction	-	-
Commercial business	2,730	434
Land - residential	3,128	451
Land - commercial	1,110	-
Equity access lines	2,770	808
Manufactured housing	1,819	1,307
Credit Cards	585	457
Marine	1,845	851
Other Consumer	1,296	1,328
Total Loan Losses (net charge-offs)	$19,225	$6,126

For the nine months ended June 30, 2009, net charge-offs were 1.02% of average loans, compared to 0.37% of average loans in the same period ended June 30, 2008.  The annualized portfolio loss rates experienced at June 30, 2009, as compared to June 30, 2008, were as follows:

	June 30	June 30,
	2009	2008
Residential mortgages	0.07%	0.04%
Residential construction	6.85%	0.72%
Commercial real estate	0.06%	0.00%
Commercial construction	0.00%	0.00%
Commercial business	3.39%	0.69%
Land - residential	2.78%	0.43%
Land - commercial	1.20%	0.00%
Equity access lines	1.03%	0.38%
Manufactured housing	1.05%	0.83%
Credit Cards	4.74%	3.88%
Marine	3.12%	1.39%
Other Consumer	3.23%	1.63%
Net charge-offs	1.02%	0.37%

Other Income

Total other income decreased $9.0 million to $38.9 million in the nine months ended June 30, 2009.  The current period includes the $3.4 million loss associated with impairment of investment securities.  The remaining decline was primarily caused by a decline in service charges and fees on deposit accounts of $1.1 million, or 6.37%, to $16.6 million in the nine months of fiscal year 2009.  The decrease in service charges and fees on deposit accounts is a result of lower non-sufficient funds and overdraft charges transaction volumes offset by increases in point of sale transaction fees.

Insurance revenues increased $269 thousand or 1.46% during the nine month period ended June 30, 2009, compared to the same period in fiscal 2008.  The increase is attributable to the acquisition of Somers-Pardue Insurance Agency in April 2008 offset by decreases in contingent commissions due to changes in the structure of contingent commission agreements.

Brokerage fees declined $755 thousand, or 33.54%, to $2.3 million from the nine months ended June 30, 2008, to $1.5 million for the nine months ended June 30, 2009.  This is a direct result of the market and economy.  Real estate operations are down $2.1 million due to increased foreclosures and related costs and other property expenses as compared to the same period last fiscal year.

Mortgage banking income declined $1.2 million to $5.4 million or 18.64%, during the nine months ended June 30, 2009, as compared to the comparable period in fiscal 2008. This decrease is mainly the result of the decline in the fair value, net of our hedge positions, of the mortgage servicing rights due to the widening and/or narrowing of the gap between mortgage rates and yields on long term treasuries.  This was offset by increases in pass-thru gains from sales and forward sales of mortgage loans and gains on sales of loan securitizations.

Non-Interest Expense

Total non-interest expense increased $2.2 million to $78.6 million in the nine months ended June 30, 2009.  The same period in the prior year included a $1.8 million expense for an early retirement program and a $260 thousand expense for Visa litigation.  Net of these one time charges non-interest expense had a slight increase of $106 thousand during the nine months ended June 30, 2009.

Net of the $1.8 million early retirement charge, salary and employee benefits decreased $2.3 million or 4.79%.  Cost savings initiatives including the elimination of management bonuses and profit sharing and a suspension of the 401(k) match contribution implemented during the second quarter 2009 drove the reductions in operating expenses over the same period last fiscal year.  Offsetting the decreases were increases in the number of full time equivalent employees of approximately 124 positions mainly associated with the acquisition of the Somers-Pardue Insurance Agency (45), which added $1.7 million to salary and employee benefit expense, and Cape Fear Bank (79), adding approximately $699 thousand to salary and benefit expense for the nine months ended June 30, 2009.  Salary and employee benefits expense were positively impacted by declines of $305 thousand in employee group insurance costs.

Occupancy expense increased $398 thousand, or 6.53%, to $6.5 million due to an $84 thousand increase related to the acquisition of Somers-Pardue, higher property tax expenses of $107 thousand, and $186 thousand associated with the acquisition of Cape Fear Bank during the nine months ended June 30, 2009.  Furniture and equipment expense increased $1.0 million, or 24.33%, to $5.3 million due to increases in contracted services in the nine months ended June 30, 2009.  FDIC assessment expense increased $3.7 million from June 30, 2008, to $4.1 million in the nine months ended June 30, 2009, as a result of higher insurance premium assessment rates and the one time special assessment of $1.6 million.  Offsetting these increases were reductions in marketing expenses of $398 thousand, or 20.42%, as we eliminated planned programs due to cost savings initiatives.

Income Taxes

For the nine months ended June 30, 2009, the Corporation recorded income tax expense of $585 thousand on income before income tax and extraordinary items of $2.3 million, an effective tax rate of 25.24%.  For the nine months ended June 30, 2008, the Corporation recorded income tax expense of $10.6 million on income before income tax and extraordinary items of $26.9 million, an effective income tax rate of 39.29%.  The change in the effective tax rate for the nine months ended June 30, 2009, as compared to the same period last fiscal year is due to a decrease in 123R stock option expense, the dissolution of the REIT and transfer of the REIT assets into the bank at a lower tax rate, and the addition of $503 thousand of tax advantaged municipal investment income that had a greater impact on the effective rate as a result of lower year to date earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We adopted the non-deferred provisions of SFAS 157 on October 1, 2008, and the impact of this adoption is included in Note 7.

Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active

In October 2008, Financial Accounting Standards Board Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued. FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation considered the guidance in FSP 157-3 in determining the fair value of financial instruments as discussed in Note 7 to the Condensed Consolidated Financial Statements.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP107-1”) which amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this statement for the quarter ended March 31, 2009, and the additional disclosures as a result of this statement are included in Note 7.

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

FAS 141 R,  Business Combinations

In December 2007, the FASB issued SFAS 141R, Business Combinations which significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under FAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be measured at their fair values as of the acquisition date, with limited exceptions.  FAS 141R also includes a substantial number of new disclosure requirements.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this method is prohibited.  The Company is currently evaluating the impact of the provisions of FAS 141R on its financial position, results of operations, and cash flows.

Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”).   SFAS 165 is applied to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles.  SFAS 165 addresses which subsequent events are required to be recognized in the financial statements. Additionally, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS 165 for the quarter ended June 30, 2009, and the required disclosures are included in Notes 1 and 17.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  It removes the concept of a qualifying special-purpose entity and requires consolidation of variable interest entities that are qualifying special-purpose entities.  SFAS 166 limits the circumstances in which a transferor derecognizes a portion or component of a financial asset and establishes conditions for reporting a transfer of a portion(s) of a financial asset as a sale.  This statement is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009.  The Company is evaluating the impact on our consolidated financial condition, results of operations, and cash flows.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which replaces Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168 for their annual period ending September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, there were no substantial changes in the interest rate sensitivity analysis for various changes in interest rates calculated as of September 30, 2008.  The foregoing disclosures related to the market risk of the Corporation should be read in conjunction with the Corporation’s audited condensed consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2008, included in the Corporation’s 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

a) An evaluation of the Corporation’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and the Corporation’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Corporation’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009, are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  The Corporation does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The economic slowdown in housing and real estate has resulted in an increase in problem assets.  As of June 30, 2009, the Corporation had $66.3 million of nonperforming assets as compared to $20.6 million at September 30, 2008, and $16.5 million at June 30, 2008.  Delinquencies in many loan portfolio categories have increased from March 31, 2009.  Real estate owned increased from March 31, 2009, primarily due to foreclosures totaling $5.9 million.

The economic slowdown in housing and real estate has also resulted in an increase in net charge-offs and delinquencies resulting in an increase in the provision for loan losses.  For the nine months ended June 30, 2009, the provision was $45.6 million as compared to $11.7 million for the nine months ended June 30, 2008.  Net charge-offs increased $13.1 million for the nine months ended June 30, 2009, over the comparable nine month period in 2008.  There was also an increase in the provision for residential speculative construction loans, which carry a higher level of risk.  Residential speculative construction loans are loans for properties under construction or completed but not yet sold.  At June 30, 2009, our total exposure of residential speculative construction loans was approximately $35.4 million.

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

Our federal thrift charter may be eliminated under the Administration’s Financial Regulatory Reform Plan.  The administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks.  It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as First Financial Holdings, Inc. and First Federal Savings and Loan Association of Charleston.  In addition, under the administration’s proposal, the thrift charter, under which First Federal is organized, would be eliminated.  If the administration’s proposal is finalized, First Federal may be subject to a new charter mandated by the NBS.  There is no assurance as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2008, we announced a new stock repurchase plan which expires on September 30, 2009.  This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.  As a recipient of TARP funds in fiscal year 2009, the Corporation is prohibited from repurchasing shares outstanding until it repays the TARP funds to the U.S. Treasury and as a result suspended the repurchase plan.  Accordingly, no shares of Corporation common stock were repurchased during the quarter ended June 30, 2009.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

There was no information required to be disclosed by the Corporation in a report on Form 8-K during the third quarter of fiscal 2009 that was not so disclosed.

Item 6 – Listing of Exhibits.
Exhibit No.	Description of Exhibit	Location
2.1	Purchase and Assumption Agreement dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on April 16, 2009

3.1	Corporation’s Certificate of Incorporation, as amended	Incorporated by reference to the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1997.

3.2	Certificate of Designation relating to the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Corporation’s Bylaws, as amended	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and Form 8-K filed October 26, 2007.

4.1	Warrant to purchase shares of Corporation’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Corporation’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Corporation and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Corporation’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on October 19, 2006.

Exhibit No.	Description of Exhibit	Location

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 7, 2009	By:	/s/ R. Wayne Hall
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