Form 10-K
period 2009-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2009-12-11
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:
September 30, 2009

Commission File Number:  0-17122

FIRST FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-0866076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2440 Mall Dr., Charleston, South Carolina	29406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 529-5933

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of Class)	The Nasdaq Stock Market LLC (Name of Each Exchange on Which registered)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on The NASDAQ Global Select Market on March 31, 2009, was $84,890,750 (11,096,830 shares at $7.65 per share).  Solely for the purpose of this computation, it has been assumed that directors and executive officers of the registrant are “affiliates”.

As of November 30, 2009, there were issued and outstanding 16,526,002 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.  (Part III)

FIRST FINANCIAL HOLDINGS, INC.
FISCAL 2009 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I

Item 1.	Business	3
	Forward Looking Statements	3
	General	4
	Subsidiary Activities of First Federal	6
	Subsidiary Activities of First Financial	6
	Competition	7
	Recent Economic Developments	7
	Employees	8
	How We Are Regulated	8
	Lending Activities	15
	Investment Activities	22
	Insurance Activities	24
	Sources of Funds	25
	Asset and Liability Management	27
	Available Information	29
	Executive Officers of the Registrant	29
Item 1A.	Risk Factors	31
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	45
Item 3.	Legal Proceedings	45
Item 4.	Submission of Matters to a Vote of Security Holders	45

	PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	77
Item 8.	Financial Statements and Supplementary Data	78
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132
Item 9A.	Controls and Procedures	132
Item 9B.	Other Information	132

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	133
Item 11.	Executive Compensation	133
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions, and Director Independence	134
Item 14.	Principal Accounting Fees and Services	134

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	135

PART I

Item 1.  BUSINESS

Discussion of Forward-Looking Statements

Forward-looking statements, which are based on certain assumptions and describe our future goals, plans, strategies, and expectations, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.  Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain.  Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this annual report, the applicable supplements or any document incorporated by reference.  Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under Item 1A—“Risk Factors”, under the caption “Risk Factors” and in other reports filed with the Securities and Exchange Commission. Additional factors include, but are not limited to:

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•
results of examinations of us by the Office of Thrift Supervision and our savings association subsidiary by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write down assets;

•	fluctuations in agricultural commodity prices, crop yields and weather conditions;

•	our ability to control operating costs and expenses;

•	our ability to successfully implement our branch expansion strategy;

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected timeframes;

•	our ability to manage loan delinquency rates;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this annual report.  We do not assume any obligation to revise forward-looking statements except as may be required by law.

General

First Financial Holdings, Inc. (the “Company” which may be referred to as “First Financial”, we, us, or our) is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Company was incorporated in 1987. We operate principally through First Federal Savings and Loan Association of Charleston (“First Federal”), a federally-chartered stock savings and loan association. Our assets were approximately $3.51 billion as of September 30, 2009.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking
•	cash management
•	retail investment services
•	mortgage banking
•	insurance and
•	trust and investment management services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina. We currently conduct business through 44 full service retail branch sales offices, 18 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and 3 limited services branches located in the following counties: Charleston (21), Berkeley (3), Dorchester (6), Hilton Head area of Beaufort (3), Georgetown (3), Horry (15), and Florence (5) Counties in South Carolina, and Brunswick (3), New Hanover (5), and Pender (1) Counties in North Carolina.

We primarily act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas. We also make construction, consumer, commercial real estate, including multi-family, and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations. Through our subsidiaries we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services including services to retirement plans, trust and fiduciary services, reinsurance of private mortgage insurance and premium finance activities. Other than banking, insurance operations constitute our only other reportable segment of business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC.

On September 29, 2009, the Company completed the sale of $65.0 million of its common stock in an underwritten public offering.  Our net proceeds from this offering were approximately $60.6 million.  The underwriters exercised their over-allotment option in full in October 2009, which resulted in an additional $9.2 million, after deducting underwriting discounts and commissions and other estimated expenses of the offering.  We intend to use the net proceeds of the offering for general corporate purposes, which may include, without limitation, providing capital to support the growth of our subsidiaries and other strategic business opportunities in our market areas, including FDIC-assisted transactions.  We may also seek the approval of our regulators to utilize the proceeds of this offering and other cash available to us to repurchase all or a portion of the securities that we issued to the U.S. Department of the Treasury (the “Treasury”).  On December 5, 2008, pursuant to the Capital Purchase Program (“CPP”) established by the United States Department of the Treasury (the “Treasury”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial, at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

As a result of this public offering being made prior to December 31, 2009, and receiving in aggregate gross proceeds of at least $65.0 million, the number of shares of our common stock underlying the Warrant has been reduced to 241,696 shares with approval of the Treasury effective November 25, 2009.

On July 1, 2009, the Company, through its subsidiary First Federal, entered into an asset purchase and sale agreement with American Pensions, Inc. (“API”) and The South Financial Group, Inc. to purchase the assets of API, a retirement plan consulting, fiduciary and administration service provider located in Charleston, South Carolina.  API had been in operation since 1989 providing “boutique” consulting, administration, compliance, investment advisory and fiduciary services exclusively to qualified retirement plans.  In addition, API provides cost efficient retirement plan design and record keeping services.  First Federal acquired approximately $310 thousand in cash, accounts receivable, prepaid and tangible assets and liabilities of $27 thousand.  Additionally, $3.1 million in intangible assets resulted from the acquisition.  The acquisition of API is expected to enhance the service offerings to existing and new customers and further complement services offered through First Southeast Investors Services, Inc., and First Southeast Insurance Services, Inc.

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  The acquisition consisted of assets with a fair value of $413.2 million and liabilities with a fair value of $384.3 million.  In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80 percent of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95 percent of the losses.  Reimbursement for losses on single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.

On June 20, 2008, we announced a new stock repurchase plan which expired on September 30, 2009.  This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.  During fiscal years 2009 and 2008, there were no shares purchased under this repurchase plan.  As a recipient of funds from the U.S. Treasury’s Capital Assistance Program and specifically, the Troubled Asset Relief Program, the Company is restricted from repurchasing common stock, preferred stock, or trust preferred.  Special approval for share repurchases may be granted by the Treasury Department and the OTS, as our primary regulator.

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

Subsidiary Activities of First Federal

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

Subsidiary Activities of First Financial

First Southeast Insurance Services

First Southeast Insurance Services (“FSE Insurance”) is a subsidiary of the Company that is comprised of various retail insurance agencies, which market insurance products and services in both personal and commercial lines of business.  The agencies include Magrath Insurance, Epps-McLendon Agency, Adams Insurance Agency, Associated Insurors, Kinghorn Insurance, Johnson Insurance Associates, Benefit Administrators, Woodruff and Company, Employer Benefit Strategies, Peoples Insurance Agency, and the Somers-Pardue Agency acquired in April 2008.

For the fiscal year ended September 30, 2009, FSE Insurance contributed $2.5 million in net income on total revenues of $21.2 million to the Company.

Kimbrell Insurance Group, Inc.

Kimbrell Insurance Group, Inc. (“Kimbrell”) was incorporated in January 2004 as the holding company for the operations of The Kimbrell Company, Inc., The Kimbrell Company, Inc./Florida (merged into The Kimbrell Company, Inc.), Preferred Markets, Inc. and Preferred Markets, Inc./Florida (merged into Preferred Markets, Inc.), which were purchased in 2004. The Kimbrell companies are a managing general agency specializing in placing coverage within the non-standard insurance market.  Non-standard markets offer coverage to customers that have unusual or high-risk exposures.  The Preferred Markets companies are a managing general agency specializing in placing coverage in standard insurance markets.  Atlantic Acceptance Corporation, which was purchased in the Kimbrell Insurance Group acquisition, is an insurance premium finance company.  Beginning October 1, 2007, Atlantic Acceptance Corporation became a subsidiary of First Federal.

For the fiscal year ended September 30, 2009, Kimbrell Insurance Group experienced a net loss of $26 thousand on total revenues of $3.6 million.

First Southeast Investor Services

Founded in 1998 and incorporated in South Carolina, First Southeast Investor Services (“FSE Investors”) is a registered broker dealer with the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Security Dealers, Inc. (NASD).  FSE Investors offers a variety of investment products and services in strategically located offices throughout First Financial’s market area and other selected markets within South Carolina and North Carolina.

For the fiscal year ended September 30, 2009, FSE Investors experienced a net loss of $95 thousand on total revenues of $2.0 million.

Competition

We face strong competition in attracting savings deposits and originating real estate and other loans. The competition among the various financial institutions is based upon a variety of factors including the following:

•	interest rates offered on deposit accounts
•	interest rates charged on loans
•	credit and service charges
•	the quality of services rendered
•	the convenience of banking facilities and other channels and
•	in the case of loans to large commercial borrowers, relative lending limits.

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

Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, we concentrate our efforts on small to medium-sized businesses and individuals. We believe we compete effectively in this market segment by offering quality and personalized service.

Recent Economic Developments

South Carolina has not been immune to the economic challenges of the past year.  Unemployment has been rising in our markets, property values continue to decline and market volatility challenge some of the Company’s business units.  Unemployment rates at September 30, 2009, for the following areas were Charleston (metropolitan area including Charleston, Berkeley and Dorchester counties), 9.7%; Beaufort County, 8.7%; Florence County, 11.7%; Georgetown County,12.5%; and Horry County, 10.9%.  The average state unemployment rate for South Carolina was 11.6%; North Carolina 10.4%; and for the U.S., 9.8%.  Continued higher levels of unemployment will continue to impact credit quality and as a result the Company is spending significant time on credit solutions for our customers and disposing of real estate and other assets owned as effectively as possible.

Since 2007, the housing and real estate sectors have experienced an economic slowdown.  Downturns in the real estate markets in our primary market area have impacted our business.  In South Carolina, during the first three quarters of 2009, the average price of homes continued to decline as well as the number of houses sold compared to the first three quarters of 2008.  In Wilmington, North Carolina, for the first three quarters of 2009, there continues to be a decline in the average price of homes as well as the number of housing sales compared to the first three quarters of 2008.  The residential rental vacancy rate for South Carolina was 14.5% and North Carolina was 14.0% at September 30, 2009, as compared to the National average vacancy rate of 11.1%.

Boeing Company recently announced that it chose Charleston, South Carolina as its location for its second Dreamliner assembly line.  Boeing is expected to invest at least $750 million and create 3,800 full-time positions over seven years.

In addition, Maersk Line, the largest ocean carrier, has signed a new five-year agreement with the Port of Charleston.  Maersk Line is the largest line in the world, having 15 percent of the world’s market share.  An economic development engine for the state, port operations facilitate 260,000 jobs across South Carolina and nearly $45 billion in economic activity each year.

Employees

At September 30, 2009, First Financial employed 1,023 full-time equivalent employees compared to 915 full-time equivalent employees at September 30, 2008. This increase was the result primarily of the acquisition of Cape Fear Bank and API and the hiring of staff for various departmental needs throughout the organization.  We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Regulation of First Federal

As a federally-chartered, federally-insured financial institution, First Federal is subject to regulation and oversight by the OTS, as its primary federal regulator, and the FDIC, as insurer of its deposits. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS and, under certain circumstances, the FDIC, to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

The OTS regularly examines First Federal and prepares a report that details its findings and notes any deficiencies in First Federal’s operations.  The report is submitted to First Federal’s Board of Directors for its review and consideration. The FDIC, as the insurer of First Federal’s deposits, also has the authority to examine First Federal.  First Federal’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of First Federal’s mortgage requirements.  Any change in these regulations, whether by the FDIC, the OTS, other applicable regulations, or Congress, could have a material adverse impact on the operations of First Financial and First Federal.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection;
•	Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013;
•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Under the TARP, the Treasury has created a capital purchase program (“CPP”), pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

On December 5, 2008, pursuant to the CPP established by the Treasury, First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial (“Common Stock”), at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).   Effective November 25, 2009, the Treasury approved the reduction to 241,696 shares as a result of raising in excess of $65.0 million in a “qualified equity offering”.

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

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.  In September 2009, the Company completed a “qualified equity offering” of common stock offering for approximately $65.0 million.  As a result, the number of shares underlying the Warrant was reduced to 241,696 shares effective November 25, 2009, with Treasury approval.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the CPP restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime crisis that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make it significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  For the TAGP, the FDIC has authorized an extension period of January 1 through June 30, 2010, for institutions participating in the original TAGP unless an institution opts out of the extension period.  During the extension period, fees increase to 15 to 25 basis points depending on an institution’s Risk Category for deposit insurance purposes.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  We have opted out of the DGP.

Office of Thrift Supervision

The OTS has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and First Financial.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices.  Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS.  Federal savings institutions are also generally authorized to branch nationwide.  First Federal is in compliance with these restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries, and other factors.  First Federal’s annual OTS assessment for the fiscal year ended September 30, 2009, was $551 thousand.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At September 30, 2009, First Federal’s limit on loans to one borrower was $47.4 million.  At September 30, 2009, First Federal’s largest loan commitment to a related group of borrowers was $27.8 million, which was performing in accordance with its terms.  Of this commitment, $27.8 million has been disbursed.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System

First Federal is a member of the Federal Home Loan Banks of Atlanta and Boston, which are two of twelve regional Federal Home Loan Banks that administer home financing credit for depository institutions.  Each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. At September 30, 2009, First Federal had $492.8 million of outstanding advances from the Federal Home Loan Bank of Atlanta under an available credit facility of $1.4 billion, which is limited to available collateral.  The Company has the capacity to borrow an additional $129.8 million from the Federal Home Loan Bank of Atlanta based on the available collateral as of September 30, 2009.

As a member, First Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of Boston.  At September 30, 2009, First Federal had $46.1 million in Federal Home Loan Bank of Atlanta and Boston stock, which was in compliance with this requirement.  First Federal has received dividends on its Federal Home Loan Bank stock.  The average dividend yield for fiscal 2009 and 2008 was .40% and 4.50%, respectively. There can be no guarantee of future dividends.

Insurance of Accounts and Regulation by the FDIC

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

First Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  Under new legislation, during the period from October 3, 2008 through December 31, 2013, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect earlier.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the Deposit Insurance Fund. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  The estimated amount we anticipate for this prepayment is $15.1 million.

FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended September 30, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including First Federal, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC in connection with an application or request by the institution, or written agreement between the FDIC and the institution.  It also may suspend deposit insurance temporarily if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of First Federal is not aware of any practice, condition or violation that might lead to termination of First Federal’s deposit insurance.

Capital Requirements

The OTS requires all savings associations, including First Federal, to meet three minimum capital standards:

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

In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. Government or its agencies to 100% for consumer and commercial loans and certain loans and investments, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

See Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for First Federal’s capital position relative to its applicable regulatory capital requirements.

Prompt Corrective Action

The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s assets when it became undercapitalized or the amount which would bring the institution to the adequately capitalized level when it fails to comply with its plan.  In addition, numerous mandatory supervisory actions become immediately applicable to an institution that is not adequately capitalized, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Further, the OTS has the authority under certain circumstances to reclassify a well capitalized institution as adequately capitalized or subject an adequately capitalized institution or an undercapitalized institution to supervisory actions applicable to the next lower capital category.

At September 30, 2009, First Federal was categorized as “well capitalized” under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness

The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OTS determines that First Federal fails to meet any standard prescribed by the guidelines, the OTS may require First Federal to submit to it an acceptable plan to achieve compliance with the standard.  The OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the OTS.

Qualified Thrift Lender Test

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

A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2009, First Federal maintained 78.14% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitations on Capital Distribution

OTS regulations impose various restrictions on savings institutions with respect to the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. First Federal must file a notice or application with the OTS before making any capital distribution. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution. The OTS may object to any distribution based on safety and soundness concerns.

First Financial is not subject to OTS regulatory restrictions on the payment of dividends. Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  First Federal is subject to OTS regulations implementing the privacy protection provisions of this Act. These regulations require First Federal to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification

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

Regulation of First Financial

General

First Financial is a registered unitary savings and loan holding company subject to regulatory oversight of the OTS.  Accordingly, First Financial is required to file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over First Financial and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Mergers and Acquisitions

Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company without the prior approval of the OTS, from acquiring control of a savings association or its subsidiary, or acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof.  OTS  regulations also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the OTS approves the acquisition.

Activities Restrictions

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

If First Federal fails the qualified thrift lender test, First Financial may be required to register as a bank holding company and become subject to the significant activity restrictions and capital requirements applicable to bank holding companies (see “Regulation of First Federal – Qualified Thrift Lender Test” for information regarding First Federal’s qualified thrift lender test).

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

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules.  It requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules and mandates.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Regulation of Insurance Activities

We conduct insurance agency and brokerage activities through FSE Insurance and Kimbrell and their subsidiaries.  Our insurance entities are required to be licensed by or to have received approvals from the insurance department of the states in which we operate.  Licensing requirements also generally apply to the individual employees of these entities who engage in agency and brokerage activities.  Our insurance operations depend on the good standing under the licenses and approvals pursuant to which the insurance entities operate.  Licensing laws and regulations vary from jurisdiction to jurisdiction.  Generally, the insurance regulatory authorities are vested with relatively broad discretion as to the granting, renewing and revoking of licenses and approvals.

Lending Activities

General

Generally, all markets continue to be adversely impacted by current economic conditions.  Unemployment is rising and certain areas are hindered by falling property values.  The Company has experienced high application volumes throughout fiscal 2009 related to residential mortgage refinancing activity.  Commercial loan demand has remained firm during 2009.

Part of our asset and liability management is maintaining a diversified loan portfolio to spread risk and reduce exposure to economic downturns that may occur in different segments of the economy, geographic locations or in particular industries.  At September 30, 2009, our net loan portfolio totaled $2.59 billion, or 73.9% of our total assets.  Because lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices.  Management also emphasizes lending in the local markets we serve.  Our principal lending activity is the origination of loans secured by single-family residential real estate.  However, we have, in recent years, focused more heavily on the origination of commercial real estate loans, consumer and commercial business loans, and land loans.  Although federal regulations allow us to originate loans nationwide, the majority of loans are originated to borrowers in our local market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort Counties in South Carolina and Brunswick, New Hanover and Pender Counties in North Carolina.  Our manufactured housing lending activities have expanded to Alabama, Florida, Georgia, North Carolina, Tennessee, Mississippi, and Virginia.

We operate a correspondent lending program where we purchase first mortgage loans originated by unaffiliated mortgage lenders and brokers in South Carolina and North Carolina.  These loans are subject to our underwriting standards and are accepted for purchase only after approval by our underwriters.  Loans funded through the correspondent program totaled $73.8 million in fiscal 2009.

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

LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	As of September 30,
	2009	2008	2007	2006	2005
Real Estate Loans
Real estate - residential mortgages (1-4 family)	$949,518	$886,488	$896,404	$903,924	$917,866
Real estate - residential construction	41,133	70,396	50,035	54,717	45,400
Commercial secured by real estate including multi-family	435,298	307,903	253,621	225,999	201,013
Real estate - commercial construction	53,219	40,827	25,614	38,714	27,510
Land	300,130	247,862	217,825	201,184	126,838

Total, Real Estate Loans	1,779,298	1,553,476	1,443,499	1,424,538	1,318,627

Commercial Business Loans	96,559	89,764	82,843	82,981	70,815

Manufactured Housing	244,214	223,476	200,967	174,470	157,440

Consumer Loans
Home equity loans	394,075	325,354	267,736	255,038	232,428
Credit cards	17,483	16,125	14,775	13,334	12,481
Marine loans	76,748	83,464	83,181	72,065	61,676
Other consumer loans	53,365	56,868	56,892	48,406	39,418

Total, Consumer Loans	541,671	481,811	422,584	388,843	346,003

Total Loans Receivable, Gross	2,661,742	2,348,527	2,149,893	2,070,832	1,892,885

Allowance for loan losses	(68,473)	(23,990)	(15,435)	(14,681)	(14,155)

Total Loans Receivable, Net	$2,593,269	$2,324,537	$2,134,458	$2,056,151	$1,878,730

Loans held for sale	$25,603	$8,731	$6,311	$4,978	$9,672

LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

Percentage of Loans Receivable, Gross	As of September 30,
	2009	2008	2007	2006	2005

Real Estate Loans
Real estate - residential mortgages (1-4 family)	35.67%	37.75%	41.70%	43.65%	48.49%
Real estate - residential construction	1.55	3.00	2.33	2.64	2.40
Commercial secured by real estate including multi-family	16.35	13.11	11.80	10.91	10.62
Real estate - commercial construction	2.00	1.74	1.19	1.87	1.45
Land	11.28	10.55	10.13	9.72	6.70

Commercial Business Loans	3.63	3.82	3.85	4.01	3.74

Manufactured Housing	9.17	9.52	9.35	8.43	8.32

Consumer Loans
Home equity loans	14.81	13.85	12.45	12.32	12.28
Credit cards	0.66	0.69	0.69	0.64	0.66
Marine loans	2.88	3.55	3.87	3.48	3.26
Other consumer loans	2.00	2.42	2.65	2.34	2.08

Total Loans Receivable, Gross	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses as a percent of gross loans receivable	2.57%	1.02%	0.72%	0.71%	0.75%

The following table shows, at September 30, 2009, the dollar amount of adjustable-rate loans and fixed-rate (predetermined rate) loans in our portfolio based on their contractual terms to maturity.  The amounts in the table do not include adjustments for deferred loan fees and discounts and allowances for loan losses.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolios.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments.  The average life of mortgage loans tends to increase when current market rates on mortgage loans substantially exceed rates on existing mortgage loans.  Correspondingly, when market rates on mortgages decline below rates on existing mortgage loans, the average life of these loans tends to be reduced.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
(dollars in thousands)

	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Loan Maturity
Real estate	$322,901	$430,662	$1,025,736	$1,779,298
Consumer loans	30,456	44,288	711,141	785,885
Commercial financial and agricultural	48,465	34,928	13,166	96,559
Totals	$401,821	$509,877	$1,750,043	$2,661,742

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates	$154,002	$447,851	$850,615	$1,452,468
Floating or adjustable interest rates	247,820	62,026	899,428	1,209,274
Totals	$401,821	$509,877	$1,750,043	$2,661,742

The total amount of loans in the above table due after September 30, 2010, which have fixed or predetermined interest rates is $1.3 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $961.5 million.

Residential Mortgage Lending

At September 30, 2009, one-to-four family residential mortgage loans, including residential construction loans, totaled $990.7 million, or 37.22% of total gross loans receivable.  Included in this total are $40.5 million of residential mortgage loans that were acquired in the Cape Fear Bank transaction.  The acquired Cape Fear Bank loans are subject to the FDIC loss sharing agreement discussed in Note 2 of the Notes to Consolidated Financial Statements.

We offer adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.  Traditional types of ARMs we currently offer have up to 30-year terms and interest rates which adjust annually after being fixed for a period of three, five, seven, or ten years in accordance with a designated index.  ARMs may be originated with a 1%, 2% or 5% cap on the interest rate increase or decrease in the first year, a 1% or 2% cap on any increase or decrease in the interest rate per year thereafter, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.

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

Generally, we require private mortgage insurance on mortgage loans exceeding an 80% loan-to-value ratio. Private mortgage insurance protects us against losses of at least 20% of the mortgage loan amount.  Properties securing real estate loans made by us are appraised by independent appraisers we select.  Loans are usually originated pursuant to guidelines which will permit the sale of these loans in the secondary market.

Residential construction loans are made to finance the construction of individual owner-occupied houses with up to 90% loan-to-value ratios.  These construction loans are generally structured to be converted to permanent loans at the end of the construction phase.  Until recently, as a part of our lending program, we also offered speculative construction loans with 80% loan-to-value ratios to qualified builders.  Under both programs loan proceeds are disbursed in increments as construction progresses and as inspection justifies.  In all cases, these loans were inspected by First Federal personnel or contracted to engineers or qualified construction management specialists.  The disbursements are calculated on a percentage of completion basis, always retaining sufficient funds to complete the project.

During fiscal year 2009, construction-only loans consisted of ten loans totaling $810 thousand to a builder of mostly pre-sold homes.  At September 30, 2009, three of these loans were paid-off, with the remaining seven loans accumulating to a principal balance outstanding of $134 thousand, which remain active and performing.  These outstanding loans should be paid-off in full as construction is completed.  All other residential loans made in 2009 were owner-occupied homes financed with construction permanent loans.

Commercial Real Estate, Multi-family and Land Lending

At September 30, 2009, our commercial real estate and multi-family and commercial construction portfolio totaled $488.5 million, or 18.35% of total gross loans.  Of this total, the Cape Fear Bank acquired loans totaled $98.7 million and are subject to the loss sharing agreement with the FDIC which is discussed in Note 2 to the consolidated financial statements.

Loans made with land as security totaled $300.1 million, or 11.28% of total gross loans, of which $61.3 million was acquired from Cape Fear Bank.  Land loans include both residential lot financing and loans secured by land used for business purposes.  We believe these loans are well disbursed throughout our branch footprint as we do not have a significant amount of loans secured by commercial real estate or by five or more family properties outside of our market area.

Interest rates charged on permanent commercial real estate loans are determined by market conditions existing at the time of the loan commitment.  The amortization of the loans may vary but will not usually exceed 20 years.  Terms are based either on the prime lending rate or LIBOR as the interest rate index or we may fix the rate of interest for a three year to five year period.

Commercial real estate and multi-family loans are generally considered to be riskier than one-to-four family first mortgage loans because they typically have larger balances and are more likely to be affected by adverse conditions in the economy.  Commercial and multi-family real estate loans also involve a greater degree of risk than one-to-four family residential mortgage loans because they usually have unpredictable cash flows and are more difficult to evaluate and monitor.  For example, repayment of multi-family loans is dependent, in large part, on sufficient cash flow from the property to cover operating expenses and debt service.  Rental income might not rise sufficiently over time to meet increases in the loan rate at repricing, or increases in operating expense (i.e., utilities, taxes).  As a result, impaired loans are difficult to identify early.  Because payments on loans secured by income properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.  In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.  Our commercial and multifamily construction loans are subject to similar risks as our residential construction loans, described above.

Because our loan portfolio contains a significant number of commercial and multi-family real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could cause an increase in the provision for loan losses and an increase in loan charge-offs which could adversely impact our results of operations and financial condition.  As of September 30, 2009, approximately 59% of these loans were owner-occupied.

Compared to one-to-four family first mortgage loans, land loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots.  These risks can be significantly impacted by supply and demand conditions.

Commercial and Industrial Lending

We are permitted under federal law to make secured or unsecured loans for commercial, corporate business and agricultural purposes, including issuing letters of credit.  The aggregate amount of these loans outstanding generally may not exceed 20% of our assets, provided that amounts in excess of 10% of total assets may be used only for small business loans.  At September 30, 2009, our commercial business loans outstanding, which were secured by non-real estate collateral or were unsecured, totaled $96.6 million, which represented 3.63% of total gross loans receivable.  Included in this portfolio balance is $11.3 million that were acquired from Cape Fear Bank and are subject to the loss sharing agreement with the FDIC which is discussed in Note 2 to the Notes to Consolidated Financial Statements.

Our commercial and industrial business loans are generally made on a secured basis with terms that do not exceed five years.  These loans typically have interest rates that are based upon the First Federal’s Prime rate, changing from time to time, or the LIBOR market rate with periods that are generally 30 days, or are a fixed rate at the time of commitment for a period not exceeding five years.  We generally obtain personal guarantees when arranging business financing.

Repayment of our commercial business loans is often dependent on cash flow of the borrower, which may be unpredictable, and the underlying collateral securing these loans that may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending

Federal regulations permit us to make secured and unsecured consumer loans up to 35% of assets.  In addition, First Federal has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, and loans secured by savings accounts.  Our consumer loans totaled $541.7 million at September 30, 2009, or 15.43% of assets and 20.35% of total gross loans.  The largest component of consumer lending is comprised of single-family home equity lines of credit and other equity loans, currently totaling $394.1 million, or 14.81% of total gross loans and 72.75% of all consumer loans, at September 30, 2009.  Other consumer loans primarily consist of loans secured by boats, automobiles, other security and credit cards.  Included in the consumer loan portfolio is approximately $33.2 million that were acquired from Cape Fear Bank.  Of this amount, $29.8 million represented home equity loans as of September 30, 2009.

Consumer loans may entail greater risk than one-to-four family first mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Additionally, in times of economic distress there could be lay-offs or loss of pay that may cause us to lose accounts to foreclosure, repossession and charge offs. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Manufactured Housing

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia, North Carolina, and Mississippi.  Approximately 63% of our manufactured housing portfolio consists of loans originated in South Carolina.  Manufactured home loans comprised $244.2 million, or 9.17% of the gross loan portfolio at September 30, 2009, compared to $223.5 or 9.52% of the gross loan portfolio at September 30, 2008.

Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.  The percent of manufactured housing loans delinquent based on dollar amount outstanding at September 30, 2009, was 2.2% and 2.3% at September 30, 2008.  The average coupon on the manufactured housing loan portfolio at September 30, 2009, was 9.3% compared to 9.4% at September 30, 2008.

While we expect the total outstanding balance of manufactured housing loans to continue to grow over time, we do not anticipate that the portfolio will represent a significantly greater proportion of the total portfolio than is currently the case.

Loan Sales and Servicing

While we originate adjustable-rate loans for our own portfolio, fixed-rate loans are generally made on terms that will permit them to be sold in the secondary market.  We participate in secondary market activities by selling whole loans and participations in loans to the Federal Home Loan Bank (“FHLB”) of Boston, FHLB of Atlanta, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other institutional and private investors.  This practice enables us to satisfy the demand for these loans in our local communities, to meet asset and liability management objectives and to develop a source of fee income through loan servicing.  At September 30, 2009 and 2008, the principal balance of loans serviced for others was $1.2 billion and $1.0 billion, respectively.

In March 2009, we began to package mortgage loans as securities to investors.  The Company securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through Fannie Mae and sells the resulting securities to third party investors.  The Company records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Refer to Note 1 – Transfer of Financial Assets for further detail on loan securitizations.

Based on the current level of market interest rates and other factors, we intend to sell selected current originations of conforming 30-year and 15-year conventional fixed-rate mortgage loans.  Our policy with respect to the sale of fixed-rate loans is dependent to a large extent on the general level of market interest rates.  We may also sell adjustable-rate loans depending on market conditions at the time of origination.  Proceeds from the sales of residential loans totaled $440.8 million in fiscal 2009, $203.0 million in fiscal 2008 and $174.7 million in fiscal 2007.

Investment Activities

First Federal is required under federal regulations to maintain adequate liquidity to ensure safe-and-sound operations.  Investment decisions are made by authorized officers of First Financial and First Federal within policies established by both Boards of Directors.

At September 30, 2009, our investment and mortgage-backed securities portfolio totaled approximately $561.3 million, which included stock in the FHLB of Atlanta and FHLB of Boston of $46.1 million.  Investment securities included U.S. Government and agency obligations, corporate bonds and state and municipal obligations approximating $36.2 million.  Mortgage-backed securities totaled $479.0 million as of September 30, 2009.  See Note 1 of Notes to Consolidated Financial Statements, contained in Item 8 of this document for a discussion of our accounting policy for investment and mortgage-backed securities.  See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information regarding investment and mortgage-backed securities and FHLB of Atlanta and FHLB of Boston stock.

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

Our investment in mortgage-backed securities serves several primary functions.  First, we may securitize whole loans for mortgage-backed securities issued by federal agencies to use as collateral for certain of our borrowings and to secure public agency deposits.  Second, we may periodically securitize loans with federal agencies to reduce our credit risk exposure and to reduce regulatory risk-based capital requirements.  Third, we acquire mortgage-backed securities from time to time to meet earning asset growth objectives and provide additional interest income when necessary to augment lower loan originations and replace loan portfolio runoff.  Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information.

The following table sets forth the amortized cost and fair value of our investment and mortgage-backed securities, by type of security, as of September 30, 2009, 2008 and 2007.

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO
(dollars in thousands)

	2009		As of September 30, 2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury and U.S. Government agencies and corporations	$2,173	$2,185	$6,007	$6,122	$6,015	$6,072
State and municipal obligations	450	474	450	419	450	451
Corporate debt and other securities	16,078	11,097	18,908	10,553	17,701	17,436
Mutual funds
Mortgage-backed securities	466,756	478,980	368,153	351,110	298,009	297,011
Total securities available for sale	$485,457	$492,736	$393,518	$368,204	$322,175	$320,970

Securities Held to Maturity
State and municipal obligations	$21,495	$24,280	$2,043	$1,819	$2,042	$2,032
Certificates of Deposit	906	906	-	-	-	-
Total securities held to maturity	$22,401	$25,186	$2,043	$1,819	$2,042	$2,032

The following table provides information regarding the contractual maturities and weighted average yields of our investment and mortgage-backed securities held as of September 30, 2009.

MATURITY AND YIELD SCHEDULE AS OF SEPTEMBER 30, 2009
(dollars in thousands)

Available for Sale - Amortized Cost
		After One	After Five
	Within	But Within	But Within	After Ten
	One year	Five Years	Ten Years	Years	Total
U.S. Government agencies and corporations	$-	$1,496	$-	$677	$2,173
State and municipal obligations	-	-	-	450	450
Corporate debt and other securities	100	-	1,007	14,971	16,078
Mortgage-backed securities	4	2,569	142,314	321,869	466,756
Total securities available for sale	$104	$4,065	$143,321	$337,967	$485,457

Weighted Average Yield
U.S. Government agencies and corporations	-%	0.53%	-%	-%	0.53%
State and municipal obligations	-	-	-	6.85	6.85
Corporate debt and other securities	5.40	-	5.64	4.38	4.46
Mortgage-backed securities	9.18	4.63	5.89	4.94	5.23
Total securities available for sale	5.56%	3.12%	5.89%	4.92%	5.19%

Held to Maturity - Amortized Cost
State and municipal obligations	$-	$-	$-	$21,495	$21,495
Certificates of Deposit	606	300	-	-	906
Total Securities held to maturity	$606	$300	$-	$21,495	$22,401

Weighted Average Yield
State and municipal obligations	-%	-%	-%	6.85%	6.85%
Certificates of Deposit	3.79	2.00	-	-	3.20
Total Securities held to maturity	3.79%	2.00%	-%	6.85%	6.70%

Insurance Activities

First Southeast Insurance Services, Inc. (“FSE Insurance”) operates as an independent insurance agency and brokerage through twelve offices, nine located throughout the coastal region of South Carolina, one office in Florence County, South Carolina and one office each in Columbia, South Carolina; and Burlington, North Carolina with revenues consisting principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Horry County, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  No single customer accounts for a significant amount of the revenues of either FSE Insurance or Kimbrell.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1.

Total insurance segment revenues for fiscal 2009 were $24.7 million and consist principally of commissions paid by insurance companies compared to $24.8 million for fiscal 2008.  Commission income also includes contingency commissions, which is income received from insurance companies based on the growth, volume or profitability of insurance policies written with companies in prior periods.  Contingency income, which totaled $2.6 million in fiscal 2009, $3.2 million in fiscal 2008, and $2.9 million in fiscal 2007, has generally been received in the first calendar quarter of each year as the measurement criteria is calculated on a full calendar year basis.  Certain insurance carriers have altered the structure of contingent commission agreements to make the payments to agencies on a quarterly basis.  Still others have changed to a supplemental commission structure where a fixed percentage of premium is paid annually to the agency based on past years’ results.  Because of the structure of these supplemental commission agreements, the additional commission can be predicted and accrued on a monthly basis although payment is still received in the first calendar quarter.  These developments will lessen the seasonality of this income stream although we still expect the first calendar quarter to be the period where the largest part of this income will be recorded.

Commission revenues are subject to fluctuations based on the premium rates established by insurance companies.  Contingency commissions can also be significantly affected by the loss experience of FSE Insurance’s  and Kimbrell’s customers.  Over the past years, the price of commercial property and casualty insurance has declined and that trend continued in fiscal 2009.  The declines in market pricing in conjunction with the declining economy has resulted in lower payroll and receipts, which are common bases of premium for commercial insureds, and has slowed the growth of insurance commissions.  Additionally, the willingness of insurance companies to write business and homeowners property insurance in coastal market places, the renewal of business with existing customers, and economic and competitive market conditions also may impact the revenues of FSE Insurance and Kimbrell.  Insurance revenues accounted for 14.0% for fiscal 2009, 16.1% for fiscal 2008 and 16.2% for fiscal 2007 of total revenues of First Financial.

Through its relationship with these affiliates, First Federal markets FSE Insurance’s insurance products and services to its customers.  Additionally, First Federal employees refer retail and business customers to FSE Insurance.  FSE Insurance utilizes Kimbrell for placement of some insurance products.  For more information on insurance revenue, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

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

Our principal methods to attract and retain deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours.  Our retail deposits are primarily sourced from residents of North Carolina and South Carolina.  In addition, we have brokered deposits of $245.7 million as of September 30, 2009.  Included in brokered deposits are Certificate of Deposit Account Registry Service (“CDARS”) accounts of $76.4 million.  CDARS enables First Federal to spread deposits over insured deposit thresholds across other institutions in the Promontory Interfinancial Network.  As a result, the customer’s entire deposit balance could be insured without restriction of the insured deposit thresholds.

Borrowings

We rely upon advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Atlanta serves as our primary borrowing source.  Advances from the FHLB of Atlanta are typically secured by our stock in the FHLB of Atlanta and a portion of our first mortgage and certain second mortgage loans.  Interest rates on advances vary from time to time in response to general economic conditions.  Advances must be fully collateralized and limits are established for First Federal.  Currently, the FHLB of Atlanta has granted First Federal a limit on FHLB of Atlanta advances of 40% of First Federal’s assets, or $1.4 billion.

At September 30, 2009, we had advances totaling $492.0 million from the FHLB of Atlanta at a weighted average rate of 4.39%.  In addition, there was $751 thousand of unamortized premium related to advances assumed in the acquisition of Cape Fear Bank.  At September 30, 2009, the original maturity of our FHLB advances ranged from one month or less to ten years.

Starting in December 2008, First Federal began participating in the Federal Reserve Bank Term Auction Facility (“TAF”).  Under the TAF program, the Federal Reserve will auction term funds to depository institutions against the wide variety of collateral that can be used to secure loans at the Federal Reserve discount window.  All advances must be fully collateralized.  All depository institutions that are determined to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program will be eligible to participate in TAF auctions.  Borrowing from the Federal Reserve are secured by a portion of our manufactured housing loan portfolio and certain investment securities.

At September 30, 2009, we had borrowings totaling $230.0 million from the Federal Reserve at a weighted average rate of 0.25%.  The original maturity of our Federal Reserve borrowings ranged from one month to three months.  Borrowings from the Federal Reserve are used to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

During April 2007, we entered into a loan agreement with JPMorgan Chase Bank for a $25.0 million line of credit.  In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At September 30, 2009, the outstanding balance on this line was $28.0 million.

We are currently in default on the terms of this line of credit.  The terms of the line of credit require that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009, this ratio was at 3.77%, and as a result we were in default on the line of credit.  Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to make additional borrowings under the line.  While we currently have the resources at First Financial to repay the line of credit, such a repayment would result in a reduction in the funds available to us to operate our business.

For more information on borrowings, see Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements.

Long-term debt

Our long-term debt totaled $46.4 million at September 30, 2009 and is primarily related to the issuance of trust preferred securities.  See Note 16 of the Notes to Consolidated Financial Statements.

The following table sets forth certain information regarding our borrowings at the end of and during the periods indicated:

BORROWINGS
(dollars in thousands)
	Year ended September 30,
	2009	2008	2007
Weighted Average Rate Paid On (at end of period):
FHLB advances	4.39%	3.93%	5.07%
Securities sold under agreements to repurchase	-	-	5.46
Bank line of credit	2.69	4.29	6.70
Other borrowings	0.26	2.71	2.70
Junior subordinated debt	7.00	7.00	7.00
Maximum Amount of Borrowings Outstanding at month end (during period):
FHLB advances	$832,000	$818,000	$554,000
Securities sold under agreements to repurchase	-	-	65,785
Bank line of credit	28,000	28,000	5,000
Other borrowings	345,815	815	820
Junior subordinated debt	45,000	45,000	45,000
Approximate Average Amount of Borrowings:
FHLB advances	660,919	713,334	483,033
Securities sold under agreements to repurchase	-	-	37,339
Bank line of credit	28,000	12,694	274
Other borrowings	164,550	813	818
Junior subordinated debt	45,000	45,000	45,000
Approximate Weighted Average Rate Paid On (during period):
FHLB advances	3.32%	4.06%	5.00%
Securities sold under agreements to repurchase	-	-	5.46
Bank line of credit	3.36	5.01	6.70
Other borrowings	0.20	2.71	2.70
Junior subordinated debt	7.00	7.00	7.00

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

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Gradual Percentage Change In
	Net Interest Income
	September 30,
Rate Change	2009		2008
2.00%	(0.72	) %	(3.61	) %
1.00	(0.30)		(1.91)
Flat (Base Case)
(1.00)	(0.11)		1.36

Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, “Interest Rate Risk Management.”  This test measures the impact on net portfolio value of an immediate change in interest rates in 100 basis point increments.  Due to the low interest rate environment, we do not show the effect of a 200 basis point decline.  Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts.  The following tables show the results of our internal calculations, based on the information and assumptions produced for the analysis, over a twelve-month period.

NET INTEREST INCOME AT RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
	Net Interest Income
	September 30,
Rate Change	2009		2008
2.00%	(0.28	) %	(4.80	) %
1.00	0.07		(3.02)
Flat (Base Case)
(1.00)	(2.03)		0.31

ECONOMIC VALUE OF EQUITY RISK ANALYSIS

	Annualized Hypothetical Immediate Percentage Change In
	Economic Value of Equity
	September 30,
Rate Change	2009		2008
2.00%	(3.62	) %	(7.14	) %
1.00	(0.03)		(0.69)
Flat (Base Case)
(1.00)	(1.76)		(8.30)

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

Available Information

All of First Financial’s electronic filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s web site, www.firstfinancialholdings.com. In addition, through this same link, First Financial makes available its Corporate Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter and Audit Committee Charter. First Financial’s filings are also available through the SEC’s website at www.sec.gov.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of First Financial and First Federal.  The individuals listed below are executive officers of First Financial and First Federal, as indicated.

Name	Age[1]	Position
A. Thomas Hood	63	President and Chief Executive Officer of the Company and President and Chief Executive Officer of First Federal

R. Wayne Hall	59	Executive Vice President and Chief Financial Officer of the Company and First Federal and Chief Operating Officer of First Federal

John L. Ott, Jr.	61	Executive Vice President of the Company and Executive Vice President/Small Business Banking of First Federal

Charles F. Baarcke, Jr.	63	Executive Vice President of the Company and Executive Vice President/Senior Business Development Officer

J. Dale Hall	61	Executive Vice President of the Company and Executive Vice President of First Federal/Chief Banking Officer

Joseph Amy	59	Executive Vice President and Chief Credit Officer of the Company and First Federal

[1] At September 30, 2009.

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

R. Wayne Hall is the Executive Vice President, Principal Financial Officer, Principal Accounting Officer and Chief Financial Officer of the Company and First Federal since May 1, 2007.  Mr. Hall was appointed to First Federal’s Board of Directors and became First Federal’s Chief Operating Officer effective July 15, 2009.  Mr. Hall has been employed by the Company since December 1, 2006, holding the position of Executive Vice President, Financial Management. Mr. Hall is responsible for supervising various bank and holding company functions. Prior to joining First Financial on December 1, 2006, Mr. Hall had over 20 years of financial institution experience having served in senior financial positions as Executive Vice President and Chief Risk Officer of Provident Bank, Baltimore, Maryland. He joined Provident Bank in 1986 and remained there until November of 2006.

John L. Ott, Jr. is the Executive Vice President of the Company and First Federal and was responsible for directing and coordinating all retail banking operations, special savings and retirement programs and the sale of non-deposit investment products through September 30, 2009.  During the first quarter 2010, Mr. Ott was appointed Executive Vice President, Small Business Banking.  He joined First Federal in 1971 and prior to becoming Executive Vice President of Retail Banking in January 2004, he was the Senior Vice President for Retail Banking.

Charles F. Baarcke, Jr. is the Executive Vice President of the Company and First Federal.  Mr. Baarcke was responsible for all lending, loan servicing and sales through September 30, 2009.  During the first quarter 2010, Mr. Baarcke was appointed Senior Business Development Officer of the Company and First Federal.  He joined First Federal in 1975 and prior to becoming Executive Vice President and Chief Lending Officer in January 2004, he was the Senior Vice President of Lending Operations.

J. Dale Hall is the Executive Vice President of the Company and First Federal.  Mr. Hall was responsible for Commercial and Industrial Lending for the Company and during the first quarter 2010 was appointed Chief Banking Officer.  He joined First Federal in 2009 after 38 years with Bank of America where he led specialized Sales Teams in Middle Market Banking.

Joseph W. Amy is the Executive Vice President and Chief Credit Officer of the Company and First Federal.  He is responsible for managing the credit risk management functions of the company including credit policy, underwriting guidelines, credit administrations, loan operations and credit approval standards.  Prior to joining First Financial and First Federal on September 1, 2009, Mr. Amy was with Crowe Horwath LLP as a consultant from 2008 through 2009; Fifth Third Bank as Bancorp Regional Credit Officer from 2004 through 2007; and, U.S. Bank as Senior Vice President / Senior Credit Officer from 1999 through 2004.  Mr. Amy has more than thirty years of financial institution experience having started his career in 1974 at Mellon Bank, N.A.

Pursuant to the Company’s Bylaws, executive officers are elected by the Board of Directors on an annual basis.

Item 1A.  RISK FACTORS

An investment in our common stock involves certain risks.  Before you invest in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risk factors described in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely effect our business, financial condition, and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Associated with Our Business

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of South Carolina and North Carolina.  A continuing decline in the economies of our primary market areas of Charleston, Dorchester, Berkeley, Georgetown, Horry, Florence and Beaufort counties in South Carolina and Brunswick, Pender and North Hanover counties in North Carolina, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, South Carolina and North Carolina have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or non-interest bearing deposits may decrease.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2009, $949.5 million, or 35.67% of our gross loan portfolio, was secured by one-to-four family residential real property.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations.  The decline in residential real estate values due to the downturn in the housing market has reduced the value of the real estate collateral securing the majority of our loans held for investment and has increased the risk that we will incur losses if borrowers default on their loans.

In addition, at September 30, 2009, $394.1 million, or 14.81% of our gross loan portfolio, consisted of home equity loans, and the risks associated with these loans, including the risk of higher rates of deficiency and defaults, will continue to increase if housing prices continue to decline.  Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital, and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

At September 30, 2009, the Company had approximately $31.9 million of residential mortgages and $29.8 million of home equity loans that were acquired from Cape Fear Bank and covered under the loss sharing agreement with the FDIC.

Our real estate construction and land acquisition or development loans are based upon estimates of costs and the value of the complete project.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale.  During fiscal 2009, we significantly curtailed our speculative lending as a result of the economic recession and impact on credit quality.  At September 30, 2009, construction loans totaled $94.4 million, or 3.55% of our gross loan portfolio, of which $41.1 million were for residential real estate projects. Approximately $16.0 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Real estate construction loans acquired from Cape Fear Bank included in the $94.4 million were $15.2 million as of September 30, 2009.

Land loans, which are loans made with land as security, totaled $300.1 million, or 11.28%, of our gross loan portfolio at September 30, 2009.  Of this amount, approximately $61.3 million were acquired from Cape Fear Bank.  Land loans include raw land, residential lot financing primarily for individuals, land acquisition and development loans and loans secured by land used for business purposes.  In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.

In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been.  Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.  At September 30, 2009, $25.1 million of our residential construction loans were for speculative construction loans. Approximately $4.4 million, or 10.81%, of our total residential real estate construction loans were non-performing at September 30, 2009.

Our manufactured housing loans are of higher risk than our other residential loans.

We have a significant portion of our loan portfolio in manufactured housing loans.  As of September 30, 2009, manufactured housing loans totaled $244.2 million, or 9.17%, of our gross loan portfolio.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Manufactured housing lending may also involve higher loan amounts than other types of consumer loans. The most frequent purchasers of manufactured homes are retirees and younger, first-time buyers.  These borrowers may be deemed to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history or limited financial resources.  Manufactured housing loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers.  In addition, the values of manufactured homes decline over time and higher levels of inventories of repossessed and used manufactured  homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

We offer different types of commercial loans to a variety of small to medium sized businesses.  The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. Commercial business lending involves risks that are different from those associated with real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

As of September 30, 2009, our commercial business loans totaled $96.6 million, or 3.63% of our gross loan balances.  Of this amount, approximately $11.3 million was acquired from Cape Fear Bank and covered under the loss sharing agreement with the FDIC.

Our commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of September 30, 2009, our commercial and multi-family real estate loans totaled $435.3 million, or 16.35% of our gross loan portfolio and approximately 59% of the loans owner-occupied.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and
•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Non-performing loans acquired in the Cape Fear Bank acquisition are excluded from our allowance for loan loss calculations as those loans were identified as credit impaired and the fair value mark was taken at acquisition.  The acquired performing portfolio is included in the Company’s allowance calculations utilizing model assumptions consistent with the legacy First Federal loan portfolio.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

For the year ended September 30, 2009, we recorded a provision for loan losses of $66.9 million compared to $16.9 million for the year ended September 30, 2008, an increase of $50.0 million.  We also recorded net loan charge-offs of $26.5 million for the year ended September 30, 2009 compared to $8.4 million for the year ended September 30, 2008, an increase of $18.1 million.  We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans.  Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 4.34% of our non-performing assets at September 30, 2009.  In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At September 30, 2009, our total non-performing loans increased to $80.6 million, or 3.03% of total loans, compared to $20.6 million, or 0.88% of total loans, at September 30, 2008.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, until general economic conditions improve, we will continue to experience significant delinquencies and credit losses.  As a result, we will continue to make provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

We are currently in default on the terms of our $35 million line of credit, of which $28 million was outstanding as of September 30, 2009, and the lender may require us to immediately repay the borrowings under the line, thereby reducing the funds available to us.

We are currently in default on the terms of our $35.0 million line of credit, of which $28.0 million was outstanding as of September 30, 2009.  The terms of the line of credit require that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009 this ratio was at 3.77%, and as a result we are in default on the line of credit.  Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to make additional borrowings under the line.

Although we have the resources at First Financial to repay the line of credit, such a repayment would result in a reduction in the funds available to us to operate our business.

An increase in interest rates or change in the programs offered by governmental sponsored entities may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single family mortgage loans pursuant to programs currently offered by Fannie Mae and Freddie Mac on a servicing retained basis.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in our eligibility to participate in such programs, the criteria for loans to be accepted under such programs or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset.  Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions.  These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage backed derivatives.  There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss.  Moreover, hedging activities could result in losses if the event against which we hedge does not occur.  Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the party owing money in the hedging transaction may default on its obligation to pay;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and
•	downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

At September 30, 2009, the cost basis of our available for sale investment portfolio was $485.5 million, including $352.3 million of collateralized mortgage obligations (“CMOs”) and $9.2 million of collateralized debt obligations (“CDOs”) secured by a pool of trust preferred securities issued by various financial institutions.  These CMOs are secured by first lien residential jumbo mortgage loans and Alt-A loans geographically dispersed across the United States with a significant amount of the CMOs secured by properties located in California.

At September 30, 2009, the fair value of these securities was $492.7 million.  Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other non-credit related factors is recognized in other comprehensive income.

During the fiscal year ended September 30, 2009, we recognized a $748 thousand other-than-temporary impairment (“OTTI”) on one CMO, of which the entire amount was identified as credit related and was recorded as a loss in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things constant default rates, severity of losses, geographic property value reductions, projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.

During the fiscal year ended September 30, 2009, we recognized a $3.2 million OTTI charge on CDOs of which the entire amount was identified as credit related.  These OTTI charges were determined by, among other things, a constant default rate, prepayments and a projected recovery rate on deferring of securities.

We closely monitor these and our other investment securities for changes in credit risk.  The valuation of our investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  The valuation of our investment securities will also continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, and default rates of specific CMOs and CDOs, rating agency actions, and the prices at which observable market transactions occur.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMO and CDO securities by selling them.  Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be materially adversely affected.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be adversely impacted.

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  As of September 30, 2009, our balance sheet reflected $29.3 million of goodwill.  If we were required to record a goodwill impairment charge, our results of operations and stock price may be materially adversely affected.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

 High loan-to-value ratios on our residential mortgage loan portfolio expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage for sale with a combined loan-to-value ratio of up to 100% or because of the decline in home values in our market areas.  Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  Our FDIC deposit insurance expense for fiscal 2009 was $5.3 million, including the special assessment of $1.7 million recorded in June 2009 and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010.  Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

Acquisitions may disrupt our business and adversely affect our operating results.

On April 10, 2009, we reached an agreement with the FDIC to acquire assets with a fair value of approximately $413.2 million and assume liabilities with a fair value of approximately $384.3 million from Cape Fear Bank.  We also acquired eight branches of Cape Fear Bank in the transaction.  The loans acquired in the Cape Fear Bank transaction are subject to a loss sharing arrangement.  We expect to continue to grow by acquiring additional insurance agencies or assets of insurance agencies, other financial institutions, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business.  To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth.  In addition, such acquisitions may involve the issuance of stock, which may have a dilutive effect on earnings per share.  Acquiring banks, bank branches, businesses, other insurance agencies or assets of insurance agencies involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;
•	exposure to potential asset quality issues of the acquired insurance agencies, financial institutions, businesses or branches;
•	difficulty and expense of integrating the operations and personnel of insurance agencies or assets of insurance agencies, financial institutions, businesses or branches we acquire;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the insurance agencies, financial institutions, businesses or branches we acquire;
•	difficulty in estimating the value of the insurance agencies or assets of insurance agencies, financial institutions, businesses or branches to be acquired; and
•	potential changes in banking, insurance or tax laws or regulations that may affect the insurance agencies, financial institutions or businesses to be acquired.

Continued or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels.  In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Atlanta, borrowings from the Federal Reserve Bank of Richmond and certain other wholesale funding sources to fund loans and replace deposits.  In the event the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected which could limit the funds available to us.  Our liquidity position could be significantly constrained if we were unable to access funds from the Federal Home Loan Bank of Atlanta, the Federal Reserve Bank of Richmond or other wholesale funding sources.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  With the proceeds of the stock offering completed in September 2009, we anticipate that our capital resources will satisfy our capital requirements for the foreseeable future.  We may at some point need to raise additional capital to support continued growth, both organically and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including rules and policies applicable to participants in the TARP Capital Purchase Program as well as changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive regulation, supervision and examination by federal banking authorities.  Any change in applicable regulations or laws could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program have been significantly revised and supplemented since the inception of that program, and continue to evolve.  New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts.  Federal and state legislatures may consider other similar bills placing temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders.  These laws may restrict our collection efforts on one-to-four family loans.  Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees.  On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system.  The President’s plan contains several elements that would have a direct effect on First Financial and First Federal.  Under the reform plan, the federal thrift charter and the OTS may be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require First Federal to become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exists significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies.  The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

A general decline in economic conditions and volatility or declines in premiums or claims associated with catastrophic events may adversely affect the revenues of our insurance segment.

To the extent our insurance clients become adversely affected by weak economic conditions, they may choose to limit their purchases of insurance coverage, which would inhibit our ability to generate commission revenue.  In addition, our insurance segment revenues consist primarily of commissions and fees paid to us out of the premiums that insurers charge our clients for coverage.  We have no control over premium rates, and our revenues are subject to change to the extent that premium rates fluctuate or trend in a particular direction.  If premium rates decline, the revenues of our insurance segment will be adversely affected.  One type of commission paid by insurance carriers to our insurance segment, contingent commission, is based on premium growth and claims experience.  In the event of a natural disaster involving a commonly insured peril, e.g. windstorm, the contingent commission typically earned by our insurance segment will be adversely affected.

Decreases in interest rates may adversely affect the value of our servicing asset.

Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of our servicing asset in spite of our hedging techniques.  The servicing asset is the estimated present value of the fees we expect to receive on mortgages we service over their expected term.  If prepayments increase above expected levels, the value of the servicing asset decreases because the amount of future fees expected to be received by us decreases. We will be required to recognize this decrease in value by taking a charge against our earnings, which would cause our profits to decrease.  We have experienced an increase in prepayments of mortgages at times in the past as interest rates have decreased dramatically, which has impacted the value of our servicing asset.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions.  Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Because of our participation in the TARP Capital Purchase Program we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP Capital Purchase Program we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  Pursuant to the American Recovery and Reinvestment Act, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees.  Such restrictions and any future restrictions on executive compensation which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

Risks Relating to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future.  The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;
•	developments related to investigations, proceedings or litigation that involve us;
•	changes in financial estimates and recommendations by financial analysts;
•	dispositions, acquisitions and financings;
•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;
•	fluctuations in the stock prices and operating results of our competitors;
•	regulatory developments; and
•	other developments related to the financial services industry.

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations.  These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.  These broad market fluctuations may adversely affect the market value of our common stock.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market after this offering or from the perception that such sales could occur.

Our Board of Directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the NASDAQ Stock Market.  In addition, the Board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms.  If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

We have broad discretion in using the net proceeds from our stock offering, and may not use the proceeds effectively.

We intend to use the net proceeds of the stock offering for general corporate purposes, which may include, without limitation, providing capital to support the growth of our subsidiaries and other strategic opportunities.  We may also seek the approval of our regulators to utilize the proceeds of this offering and other cash available to us to repurchase all or a portion of the Series A Preferred Stock and the Warrant we issued to the Treasury pursuant to the TARP Capital Purchase Program.  We have not determined if, or when, we will seek the approval of our regulators to repurchase the Series A Preferred Stock and the Warrant, and no assurance can be given that such approval will be granted if requested.

We have not designated the amount of net proceeds we will use for any particular purpose.  Accordingly, our management will retain broad discretion to allocate the net proceeds of our stock offering.  The net proceeds may be applied in ways with which you and other investors may not agree.  Moreover, our management may use the proceeds for corporate purposes that may not increase our market value or make us more profitable.  In addition, it may take us some time to effectively deploy the proceeds from the stock offering.  Until the proceeds are effectively deployed, our return on equity and earnings per share may be negatively impacted.  Management’s failure to use the net proceeds of the stock offering effectively could have an adverse effect on our business, financial condition and results of operations.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

First Financial is an entity separate and distinct from its subsidiaries and derives substantially all of its revenue in the form of dividends from its subsidiaries.  Accordingly, First Financial is and will be dependent upon dividends from its subsidiaries to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock.  The subsidiaries abilities to pay dividends are subject to their ability to earn net income and, in the case of First Federal, to meet certain regulatory requirements.  In the event the subsidiaries were unable to pay dividends to First Financial, First Financial may not be able to pay dividends on its common or preferred stock.  Also, First Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

The securities purchase agreement between us and the Treasury we entered into in connection with the TARP Capital Purchase Program provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock we issued to the Treasury have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock to more than $0.255 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding.  We also are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the Warrant we issued to the Treasury described below, could have a negative effect on the value of our common stock.  Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors.

You may not receive dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments.  Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding.  Although we have historically declared cash dividends on our common stock, we are not required to do so.  On February 2, 2009, we announced our intention to reduce the quarterly dividend on our common stock from $0.255 per share to $0.05 per share, which became effective for the quarter ended March 31, 2009.  In the future we may further reduce or eliminate our common stock dividend.  This could adversely affect the market price of our common stock.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of September 30, 2009, we had outstanding $46.4 million aggregate principal amount of junior subordinated debt securities issued in connection with our sale of trust preferred securities through a statutory business trust.  We have also guaranteed these trust preferred securities and entered into an indenture in connection with the debt securities we issued.  The indenture, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including our Series A preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture.  In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities outstanding under the indenture under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or First Federal.

As a result of these provisions, if we were to elect to defer payments of interest on our junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the Series A Preferred Stock or our common stock, from redeeming, repurchasing or otherwise acquiring any of our Series A Preferred Stock or our common stock, and from making any payments to holders of our Series A Preferred Stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.  Moreover, without notice to or consent from the holders of our common stock or Series A Preferred Stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Our common stock constitutes equity and is subordinate to our existing and future indebtedness and our Series A Preferred Stock, and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

The shares of our common stock represent equity interests in us and do not constitute indebtedness. Accordingly, the shares of our common stock will rank junior to all of our existing and future indebtedness and to other non-equity claims on First Financial with respect to assets available to satisfy claims on First Financial. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of the holder(s) of our Series A Preferred Stock.  The Series A Preferred Stock has an aggregate liquidation preference of $65.0 million.  As noted above, the terms of the Series A Preferred Stock prohibit us from paying dividends with respect to our common stock unless all accrued and unpaid dividends for all completed dividend periods with respect to the Series A Preferred Stock have been paid.

In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus your ability as a holder of our common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized.  As a result, holders of our common stock will be effectively subordinated to all existing and future liabilities and obligations of our subsidiaries.  At September 30, 2009, our subsidiaries’ total deposits and borrowings were approximately $3.1 billion.

Our Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First Financial.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised.  The 483,391 shares of common stock underlying the Warrant represented approximately 3.04% of the shares of our common stock outstanding as of September 30, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding).

As a result of receiving in excess of $65.0 million of gross proceeds related to our qualified equity offering completed in September 2009, the number of shares underlying the Warrant have been reduced to 241,696 shares, effective with Treasury approval on November 25, 2009, which represented approximately 1.52% of the shares of our common stock outstanding as of September 30, 2009.  Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $3.3 million annually) to 9.0% per annum (approximately $5.9 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

Our common stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are listed on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of many larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our Certificate of Incorporation and Bylaws, the corporate law of the State of Delaware and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock.  These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 15% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, and supermajority voting requirements to remove any of our directors.  Our Certificate of Incorporation also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The First Federal Corporate Center is located at 2440 Mall Drive, Charleston, South Carolina.  We currently occupy this two-story building as our corporate offices and the adjacent four-story building, 2430 Mall Drive, was completely renovated during fiscal 2008 and is available for lease.  At September 30, 2009, 28.81% of the building was under long-term lease and a First Federal affiliate, First Southeast Insurance Services, occupied 3.44% of the space.  During the first quarter of fiscal year 2010, the Company relocated an affiliate, First Southeast Investors, as well as First Federal Savings and Loan business units, American Pensions, Inc., The Premier Relationship Group and the Trust Department, to this building.  The Company now occupies 15.66% of the space.

There are 32 traditional branches owned by First Federal and 12 branches that are leased properties on which First Federal has constructed banking offices.  In addition, we have 18 in-store facilities in leased space located in Wal-Mart Supercenters and food stores, and 3 limited service branches.  Most of our leases include various renewal or purchase options.

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

FSE Insurance, Kimbrell and their affiliates lease space for certain insurance operations in Murrells Inlet, Hilton Head, Bluffton, Ridgeland, Beaufort and Columbia, South Carolina.  Somers Pardue Insurance Services was acquired in fiscal 2008 and operates in a leased property located in Burlington, North Carolina.  In addition, First Federal leases properties in several locations for off-site ATM facilities and also owns land purchased for potential future branch locations.

We evaluate on a continuing basis the suitability and adequacy of all of our facilities, including branch offices and service facilities, and have active programs of relocating, remodeling or closing any as necessary to maintain efficient and attractive facilities.  We believe our present facilities are adequate for our operating purposes.

At September 30, 2009, the total book value of the premises and equipment we own was $81.0 million.  Reference is made to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for information relating to minimum rental commitments under our leases for office facilities and to Note 9 for further details on our properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Related Matters

			Cash Dividend
	High	Low	Declared
2009
First Quarter	$26.53	$16.00	$0.255
Second Quarter	22.49	4.95	0.050
Third Quarter	10.57	7.39	0.050
Fourth Quarter	18.64	8.57	0.050

2008
First Quarter	$33.79	$24.77	$0.255
Second Quarter	28.02	20.20	0.255
Third Quarter	25.75	16.07	0.255
Fourth Quarter	42.61	15.12	0.255

Stock Prices and Dividends

The table above shows the high and low sales prices of the Company’s common stock and the cash dividend declared during each quarter of the fiscal years ended September 30, 2009 and 2008.

Our common stock is traded in the Nasdaq Global Select Market under the symbol “FFCH.”  Trading information in newspapers is provided on the Nasdaq Stock Market quotation page under the listing, “FstFinHldg” or a similar variation. As of September 30, 2009, there were 2,048 stockholders of record.

We have paid a quarterly cash dividend since February 1986.  The amount of the dividend to be paid is determined by the Board of Directors and is dependent upon our earnings, financial condition, capital position and such other factors as the Board may deem relevant.  As a recipient of funds from the U.S. Treasury’s Capital Assistance Program and specifically, the Troubled Asset Relief Program, the Company is restricted from paying quarterly common stock dividend payments in excess of $0.255 per share unless approved by Treasury and the OTS, as our primary regulator.  The Company’s most recent dividend was for at $.05 per share and it was paid on November 27, 2009, to stockholders of record as of November 13, 2009.  Cash dividends per share totaled $0.41 in fiscal 2009 and $1.02 in fiscal 2008.

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

On June 20, 2008, we announced a stock repurchase plan which expired on September 30, 2009.  This plan allows for the repurchase of 350,000 shares or approximately 3% of shares outstanding.  During fiscal 2009, there were no shares purchased under this repurchase plan.

As a recipient of funds from the U.S. Treasury’s Capital Assistance Program and specifically, the TARP, the Company is restricted from repurchasing common stock, preferred stock, or trust preferred. Special approval for share repurchases may be granted by the Treasury Department and the OTS, as our primary regulator.

ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2009, the Company did not repurchase shares of its equity securities.

Stock Performance Graph

The following graph shows a five year comparison of cumulative total returns for the Company, the Center for Research in Security Prices (“CRSP”) Index for Nasdaq Stock Market (U.S. Companies) and CRSP Peer Group Indices for Nasdaq Savings Institutions and Bank Stocks. *

	Period Ending
Index	2004	2005	2006	2007	2008	2009
First Financial Holdings	100.00	101.69	116.25	109.42	95.52	59.97
SNL Bank Index	100.00	101.65	122.11	118.88	86.73	60.78
NASDAQ Banks	100.00	104.49	114.21	107.41	84.06	59.46
Nasdaq Stocks Savings Institutions	100.00	111.69	131.96	120.23	109.27	86.13
(SIC 6030-6039 US Companies)

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indices are reweighted daily, using the market capitalization on the previous day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.
D.	The index level for all series was set to $100.0 on 9/30/2004.

*Source: Zacks Investment Research, Inc., and SNL Financial L.C.  Used with permission.  All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended September 30,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share data)
Summary of Operations
Interest income	$188,796	$174,772	$168,000	$151,340	$130,776
Interest expense	67,114	83,408	85,173	71,615	54,318
Net interest income	121,682	91,364	82,827	79,725	76,458
Provision for loan losses	(66,883)	(16,939)	(5,164)	(4,695)	(4,520)
Net interest income after provision for loan losses	54,799	74,425	77,663	75,030	71,938
Non-interest income	54,261	62,901	53,284	54,229	47,419
Non-interest expense	(109,212)	(100,329)	(90,500)	(86,409)	(78,532)
Income before income tax	(152)	36,997	40,447	42,850	40,825
Income tax expense (benefit)	(615)	14,359	15,375	15,221	14,600
Income before extraordinary items	463	22,638	25,072	27,629	26,225
Gain on acquisition, less income tax of $18,833	28,857	-	-	-	-
Net income	$29,320	$22,638	$25,072	$27,629	$26,225
Preferred stock dividends	2,663	-	-	-	-
Accretion	431	-	-	-	-
Net income available to common shareholders	$26,226	$22,638	$25,072	$27,629	$26,225

Per Common Share
Income per common share before extraordinary items, basic	$0.04	$1.94	$2.10	$2.30	$2.14
Income per common share before extraordinary items, diluted	0.04	1.94	2.07	2.27	2.09
Net income per common share, basic	2.50	1.94	2.10	2.30	2.14
Net income per common share, diluted	2.50	1.94	2.07	2.27	2.09
Net income available to common shareholders, basic	2.24	1.94	2.10	2.30	2.14
Net income available to common shareholders, diluted	2.24	1.94	2.07	2.27	2.09
Book value per common share	18.03	15.69	15.96	15.29	14.12
Dividends	0.41	1.02	1.00	0.96	0.92
Dividend payout ratio (1)	1,025.00%	52.58%	47.62%	41.74%	42.99%

At September 30,
Assets	$3,510,287	$2,973,994	$2,711,370	$2,658,128	$2,522,405
Loans receivable, net	2,593,269	2,324,537	2,134,458	2,056,151	1,878,730
Loans held for sale	25,603	8,731	6,311	4,978	9,659
Mortgage-backed securities	478,980	351,110	297,011	296,493	341,533
Investment securities and FHLB stock	82,298	60,969	55,629	55,368	53,188
Deposits	2,303,611	1,851,102	1,854,051	1,823,028	1,657,072
Borrowings	797,956	893,205	606,207	580,968	628,055
Stockholders’ equity	351,649	183,478	185,715	183,765	171,129
Number of offices	66	58	55	52	49
Full-time equivalent employees	1,023	915	873	847	791

Selected Ratios :
Return on average equity (1)	0.17%	12.16%	13.99%	15.76%	15.48%
Return on average assets (1)	0.01	0.79	0.94	1.06	1.06
Net interest margin	3.79	3.41	3.36	3.35	3.32
Efficiency ratio	59.62	64.33	67.16	64.68	63.83
Average equity as a percentage of average assets	7.95	6.50	6.99	6.75	6.82

Asset Quality Ratios:
Allowance for loan losses to loans	2.57%	1.02%	0.72%	0.70%	0.74%
Allowance for loan losses to nonperforming loans	85.00	116.27	251.43	389.94	252.72
Nonperforming assets to loans and real estate and other assets acquired in settlement of loans	3.92	1.07	0.36	0.27	0.39
Nonperforming assets to total assets	2.92	0.84	0.28	0.21	0.29
Net charge-offs to average loans	1.04	0.37	0.21	0.22	0.29

Capital Ratios - First Federal

Tangible capital (to Total Assets)	7.67%	7.32%	7.38%	7.17%	7.24%
Core capital (to Total Assets)	7.67	7.32	7.38	7.17	7.24
Tier I capital (to Risk-based Assets)	9.77	9.75	9.75	9.76	10.49
Risk-based capital (to Risk-based Assets)	11.02	10.75	10.49	10.53	11.33
(1)  Calculated using income before extraordinary item

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries for the periods indicated.  The following discussion and tabular presentations should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes contained in this report.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income.  The first is net interest income.  Net interest income is the difference between interest income – which is the income that the Company earns on its loans and investments – and interest expense – which is the interest that the Company pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income – the compensation received from providing products and services.  The majority of the non-interest income comes from insurance revenues, service charges and fees on deposit accounts, and mortgage banking income.

The Company recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets.  In addition, the Company also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired.  Gains and losses related to the sale of loans and loan securitizations will continue to be a source of income to be included in mortgage banking income for the Company.

Expenses

The expenses the Company incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

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

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, FDIC and OTS assessments, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

The audited Consolidated Financial Statements of the Company are prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods.  Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with acquisitions, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, mortgage servicing rights, share-based payment, derivative financial instruments, litigation, and income taxes.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  It is at least reasonably possible that each of the Company’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Consolidated Financial Statements.

As explained in Notes 1 and Note 8 of Notes to the Consolidated Financial Statements, under Item 8 of this Form 10-K, the allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans.  Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.  For additional information concerning our allowance for loan losses and related matters, see “Financial Condition – Allowance for Loan Losses.”

Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 11 of the Notes to Consolidated Financial Statements, under Item 8 of this form 10-K, and is another area heavily dependent on current economic conditions, especially the interest rate environment, and management’s estimates.  We continue to utilize a third party specialist to determine this asset’s value and provide a monthly and quarterly summary of the effects of fair value adjustments.  The specialist utilizes estimates for the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experience, costs to service loans and discount rates to determine an estimate of the fair value of our mortgage servicing rights asset.  Management believes that the modeling techniques and assumptions used by the specialist are reasonable.

We use derivatives as part of our interest rate management activities.  Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.  During fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.

The income tax amounts disclosed in Note 17 of the Notes to Consolidated Financial Statements reflect the current period income tax expense for all periods presented, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes.  The income tax returns, usually filed nine months after year-end, are subject to review and possible revision by the tax authorities up until the statute of limitations has expired.  These statutes usually expire three years after the time the respective tax returns have been filed.

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

We test goodwill annually for impairment.  Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value.  The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method.  We use the cost method to determine if goodwill is impaired.  The cost method assumes the net assets of recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in value.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and a second step of impairment test will be performed.  For additional discussion, see Note 1 and Note 10 of the Notes to the Consolidated Financial Statements.  Impairment of goodwill was not required based on the most current analysis.

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

In addition, we continue to explore market opportunities through other FDIC assisted transactions that will allow us to expand our footprint.

Financial Condition

Capital growth, liquidity, and earnings along with reducing non-performing assets and maintaining what we believe is a strong balance sheet in this current economic environment are the top priorities of the Company.  During the year ended September 30, 2009, the Company was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Company’s liquidity position.  Through expanded business development and the execution of the Company’s strategic priorities the Company was able to grow loans and deposits.  Growth in customer relationships is a reflection of the Company’s ability to grow the loan portfolio in the markets served through its lending expertise and focus on its loan programs – home equity, commercial real estate, and commercial business.  The Company experienced growth in core and time deposits during fiscal year 2009, increased its liquidity position and increased its short-term borrowings as favorable rates existed throughout the fiscal year.  Over the past year, loan credit quality has declined as a result of high unemployment, market volatility and the economic recession.

At September 30, 2009, our assets totaled $3.5 billion, increasing 18.0%, or $536.3 million, from September 30, 2008.  Growth in our assets reflected an increase in all areas of the loan portfolio except residential construction. The decline in residential construction loans is attributable to the oversupply of housing in our market, along with our decision to halt speculative construction lending during fiscal 2008.  The more significant changes in assets during fiscal 2009 were attributable to increases of $285.6 million in net loans receivable and loans held for sale, $127.9 million in mortgage-backed securities available for sale, $62.8 million in FDIC Indemnification, $36.5 million in cash, cash equivalents, and investments and an increase in real estate owned of $17.7 million.

Total liabilities increased $368.1 million or 13.2% to $3.16 billion when compared to September 30, 2008.  The increase was attributable to a $452.5 million increase in deposits driven largely by the acquisition of Cape Fear Bank and a $230.0 million increase in other borrowings offset by a $325.3 decrease in FHLB advances as we paid down higher rate advances and obtain other borrowings at better rates.

Long-term capital growth was a specific focus for the Company during fiscal 2009.  To provide flexibility for capital growth, the Company filed a $100 million shelf registration during the quarter ended December 31, 2008, and in September 2009 used the shelf registration to raise in excess of $65.0 million through the sale of common stock.  In addition, the Company applied for and received approval to participate in the U.S. Treasury’s TARP.  On December 5, 2008, the Company received $65.0 million related to this program.  In addition, the acquisition of Cape Fear Bank on April 10, 2009, resulted in an increase of net assets of $28.9 million as total assets acquired were $413.2 million and liabilities assumed were $384.3 million.  Shareholders equity was $351.6 million at September 30, 2009, an increase of $168.2 million or, 91.7% over September 30, 2008.  Other changes in stockholders’ equity during the year were comprised principally of the after tax effect of net unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, and dividends paid.

The Company increased its total risk-based capital ratio to 11.02%, which was considered “well capitalized” for regulatory purposes at September 30, 2009, from 10.75% at September 30, 2008.  Our capital ratio, total capital to total assets, was 10.02% at September 30, 2009, compared to 6.17% at September 30, 2008.

Investment Securities and Mortgage-backed Securities

At September 30, 2009, available for sale securities totaled $492.7 million compared to $368.2 million at September 30, 2008.  At September 30, 2009, held to maturity investments totaled $22.4 million compared to $2.0 million at September 30, 2008.  Purchases of available for sale and held to maturity securities totaled $284.5 million during the year ended September 30, 2009.  Declines in the fair value of available-for-sale securities below their cost that are other than temporary resulted in write-downs of the individual securities to their fair value through other comprehensive income.  We determined that ten investments in our investment portfolio at September 30, 2009, were other than temporarily impaired and we recorded a $4.0 million charge against earnings.

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

The credit market turmoil has impacted both the liquidity and pricing of our entire investment portfolio.  As of September 30, 2009, $42.2 million of our securities had its credit rating changed to below investment grade of BBB, which represents 8.31% of our total investment portfolio.

Loans Receivable

Net loans receivable increased by $268.7 million at September 30, 2009, compared to September 30, 2008.  Loans held for sale increased $16.9 million to $25.6 million at September 30, 2009.  Residential construction, marine, and other consumer loan portfolio balances were lower in fiscal 2009 than in fiscal 2008 while all other categories of loan portfolio balances increased.

Our markets are experiencing slower growth conditions, higher inventories of homes for resale and slowing housing appreciation.  Our loan portfolio consists of residential real estate mortgage and construction loans, commercial and multifamily real estate mortgage loans, home equity, manufactured housing and other consumer loans, credit card receivables and commercial business loans.  We believe that over time the increase in commercial and multifamily real estate mortgage loans, consumer and commercial business loans and lower levels of single-family mortgage loans will have a positive effect on the overall yield of the loan portfolio.  These loans generally have higher credit risks than single-family residential loans.

Asset Quality

We maintain loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets.  Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of First Federal.  The majority of our loan originations are in coastal South Carolina and North Carolina and inland in Florence County, South Carolina.

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

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms of the loan such as changes in the interest rate charged and/or other concessions.

The following table illustrates trends in problem assets and other asset quality indicators over the past five years.

Problem Assets
(dollars in thousands)

	As of September 30,
	2009	2008	2007	2006	2005

Non-accrual loans	$80,432	$20,557	$6,087	$3,684	$5,556
Accruing loans 90 days or more delinquent	121	76	49	64	45
Renegotiated loans	-	-	-	-	-
Real estate and other assets acquired in settlement of loans	22,002	4,286	1,513	1,920	1,755
	$102,555	$24,919	$7,649	$5,668	$7,356

As a percent of loans receivable and real estate and other assets acquired in settlement of loans	3.92%	1.07%	0.36%	0.27%	0.39%
As a percent of total assets	2.92	0.84	0.28	0.21	0.29
Allowance for loan losses as a percent of problem loans	85.00	116.27	251.43	389.94	252.72
Net charge-offs to average loans outstanding	1.04	0.37	0.21	0.22	0.29

Problem assets are spread throughout our market areas without a concentration in one particular market. Problem assets consisted primarily of non-accrual loans, which are 90 days or more past due and represented approximately 78.4% of problem assets, and real estate and other assets acquired in settlement of loans (“OREO”) and represented approximately 21.5% of problem assets.

The table above excludes credit-impaired loans that were acquired as part of the Cape Fear Bank transaction. Deterioration in credit quality occurred prior to acquisition and the fair value of these loans included estimates of credit loss. The acquired portfolio is subject to the loss sharing agreement with the FDIC for losses in excess of $31.5 million. As of September 30, 2009, the Company has experienced approximately $8.3 million in losses related to this first loss tranche of the acquired Cape Fear Bank loan portfolio.

Non-accrual Loans

National credit conditions have reached historical high credit cost levels from the extraordinarily low cost levels over the past couple of years. The markets in which we operate are not immune from these conditions and have impacted our delinquencies, non-accrual loans, and charge-offs. The increasing trends in nonperforming assets we have experienced over the past two fiscal years has warranted the increase in the provision for loan losses that have resulted in a loan loss reserve to gross loan balance ratio of 2.57% as of September 30, 2009, as compared to 1.02% at September 30, 2008.

Total delinquencies, loans past due 30 to 89 days, as of September 30, 2009 and 2008, were $35.5 million and $28.2 million, respectively. The following table presents by loan category the delinquent balance and percentage delinquent to the gross loan balance.

Composition of Delinquent Loans
(dollars in thousands)	As of September 30,
	2009		2008
Mortgage Loans (1-4 Family)	$13,603	1.43%	$8,961	1.01%
Construction Loans (1-4 Family)	662	1.61	3,699	5.25
Commercial Real Estate	4,249	0.98	1,000	0.32
Commercial Construction	-	-	-	-
Commercial Business Loans	586	0.61	870	0.97
Land - Residential	5,671	3.35	3,692	2.52
Land - Commercial	3,571	2.73	458	0.45
Home Equity Lines of Credit	2,231	0.57	3,944	1.21
Manufactured Housing	3,132	1.28	3,928	1.76
Credit Cards	224	1.28	253	1.57
Marine Loans	811	1.06	1,046	1.25
Other Consumer Loans	793	1.49	328	0.58
	$35,533	1.33%	$28,179	1.20%

Non-accrual loans, those 90 days or greater past due, increased $59.9 million to $80.4 million at September 30, 2009, from $20.5 million at September 30, 2008.  The following table presents the composition of the non-accrual loans as of September 30, 2009.

Composition of Non Accrual Loans
(dollars in thousands)	As of September 30,
	2009	2008
Mortgage Loans (1-4 Family)	$19,820	$7,586
Construction Loans (1-4 Family)	4,448	5,143
Commercial Real Estate	6,795	722
Commercial Construction	2,284	-
Commercial Business Loans	678	156
Land - Residential	19,159	4,125
Land - Commercial	19,279	-
Home Equity Lines of Credit	5,466	1,352
Manufactured Housing	2,279	1,266
Credit Cards	-	-
Marine Loans	143	20
Other Consumer Loans	81	187
	$80,432	$20,557

The following table is a detail of net charge-offs for the years ended 2009 and 2008.

Composition of Net Charge-offs
(dollars in thousands)	As of September 30,
	2009	2008
Mortgage Loans (1-4 Family)	$1,417	$1,314
Construction Loans (1-4 Family)	3,877	286
Commercial Real Estate	320	694
Commercial Construction	-	-
Commercial Business Loans	3,384	652
Land - Residential	3,881	-
Land - Commercial	1,859	-
Home Equity Lines of Credit	4,319	164
Manufactured Housing	2,577	1,975
Credit Cards	813	682
Marine Loans	2,222	1,026
Other Consumer Loans	1,864	1,584
	$26,533	$8,377

Troubled Debt Restructurings

During fiscal 2009, the Company reviewed loan modifications on principal balances greater than $500 thousand where the debtor was experiencing financial difficulties and the Company provided concessions.  Based on the results of this review, the Company determined that in all material respects, there was no impairment resulting in a troubled debt restructuring for the debtor.

Real Estate Owned

Real estate owned and other repossessed assets increased $17.7 million from $4.3 million at September 30, 2008, to $22.0 million as of September 30, 2009.  During the year ended September 30, 2009, the Company foreclosed on 81 properties totaling $25.7 million.  During fiscal 2009, the Company sold a total of 25 properties for proceeds of $5.2 million at a net loss of $1.2 million.

Our largest concentration of loans is in the residential (1-4 family) market.  There is no concentration of loans in any particular industry or group of industries.  Most of our residential and business loans are with customers located within the coastal counties of North and South Carolina, and in Florence County, South Carolina.

Real estate conditions remained soft in fiscal 2009 and we do not expect a significant change until late fiscal 2010 or beyond.  We expect that credit quality trends will result in an increase in problem assets during fiscal 2010.  We are closely monitoring market conditions, delinquencies and particularly certain riskier segments of our portfolio and will continue to seek resolution of problem credits.  The Company believes based on information known and available currently, the probable losses related to problem assets are adequately reserved in the allowance for loan losses.

Potential Problem Loans

In addition to non-accrual loans of $80.4 million at September 30, 2009, management has identified approximately $27.9 million in potential problem loans that could move to non-accrual status in future periods.  Potential problem loans are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with the present repayment terms and may result in disclosure of such loans as non-accrual in future periods.  Management is actively working a plan of action to mitigate any loss exposure and will continue to monitor their respective cash flow positions.

Allowance for Loan Losses

The Company maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses.  The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. The factors that are considered in a determination of the level of the allowance are our assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, and concentrations of credit.  The value of the underlying collateral is also considered during such reviews.  This process provides an allowance consisting of two components, allocated and unallocated.  To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually and on a pooled basis.

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral.  Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio.  The Company’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral.  A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility.

In addition to being used to categorize risk, the First Federal’s internal seven-point risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio.  For loans rated pass, reserve factors, based on the actual loss history for a three-year period are assigned by major loan category.  All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.  Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates.  Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss factors.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance may fluctuate from period to period.  As of September 30, 2009, management has allocated the allowance to specific loan categories and as a result there is not currently an unallocated component of the allowance.

Lending management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance.  The Company utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis.  Such reviews also assist management in establishing the level of the allowance.

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with generally accepted accounting principles.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The OTS examines First Federal periodically and, accordingly, as part of their examination; the allowance is reviewed for adequacy utilizing specific guidelines.  Based upon its review, the regulators may from time to time require reserves in addition to those previously provided.

The allowance for loan losses totaled $68.5 million, or 2.57%, of gross loan balances outstanding at September 30, 2009, and $24.0 million, or 1.02%, of gross loan balances outstanding at September 30, 2008.  During fiscal 2009, we increased the allowance by $44.5 million in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio and the level of charge-offs.  The ratio of the allowance to nonperforming loans, which include non-accrual loans and accruing loans 90 days or more delinquent, was 85.0% at September 30, 2009, and 116.3% at September 30, 2008.

Our analysis of allowance adequacy includes an impairment analysis for selected nonperforming commercial loans.  Based on the current economic environment and other factors, management believes that the allowance at September 30, 2009 is adequate to provide for estimated probable losses in our loan portfolio.

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

ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	As of September 30,
	2009	2008	2007	2006	2005

Balance, beginning of period	$23,990	$15,428	$14,681	$14,155	$14,799
Balance on acquired Cape Fear Bank performing loans	4,132	-	-	-	-
Loans charged-off:
Real estate loans	11,783	2,267	461	721	769
Commercial business loans	3,735	731	273	152	586
Mobile home loans	2,827	2,083	1,921	2,306	2,781
Consumer loans	9,648	4,159	2,383	1,946	2,061
Total charge-offs	27,993	9,240	5,038	5,125	6,197
Recoveries:
Real estate loans	429	16	95	51	43
Commercial business loans	351	63	55	30	134
Mobile home loans	250	108	93	210	132
Consumer loans	431	676	378	466	418
Total recoveries	1,461	863	621	757	727
Net charge-offs	26,532	8,377	4,417	4,368	5,470
Provision for loan losses	66,883	16,939	5,164	4,894	4,826
Balance, end of period	$68,473	$23,990	$15,428	$14,681	$14,155
Balance as a percent of loans:	2.57%	1.02%	0.72%	0.71%	0.75%
Net charge-offs as a percent of average net loans:	1.10%	0.37%	0.21%	0.22%	0.29%

	As of September 30,
	2009	2008	2007	2006	2005
Allowance for loan losses applicable to:
Real estate loans	$50,163	$12,829	$5,906	$6,124	$5,677
Commercial business loans	4,584	798	1,232	1,584	1,334
Mobile home loans	3,502	3,172	4,345	3,757	3,534
Consumer loans	10,224	6,486	3,440	2,959	2,839
Unallocated	-	705	505	257	771
Total	$68,473	$23,990	$15,428	$14,681	$14,155

Percent of loans to total gross loans:
Real estate loans	66.85%	66.15%	67.14%	68.78%	69.66%
Commercial business loans	3.63	3.82	3.85	4.01	3.74
Mobile home loans	9.17	9.52	9.35	8.43	8.32
Consumer loans	20.35	20.51	19.66	18.78	18.28
Total Loans Receivable, Gross	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance for loan losses as % of gross loans receivable	2.57%	1.02%	0.72%	0.71%	0.75%

Deposits

Retail deposits have traditionally been our primary source of funds and also provide a customer base for the sale of additional financial products and services.  Business deposits have in the past been a less significant source of funding.  We have set strategic targets for net growth in retail and business transaction accounts annually and in numbers of households served.  We believe that our future focus must be on increasing the number of available opportunities to provide a broad array of products and services to retail consumers and to commercial customers.  We continue to proactively seek development of new business relationships through an officer calling program.  During fiscal 2009 and in past years, we have emphasized growing core deposits, particularly money market, checking and other such products with the goal of reducing our cost of funds.

Our total deposits increased $452.5 million during the year ended September 30, 2009.  Our deposit composition at September 30, 2009, 2008, and 2007 was as follows (dollars in thousands):

	As of September 30,
	2009		2008		2007
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total

Checking accounts	$527,795	22.91%	$474,300	25.62%	$456,045	24.60%
Statement and other accounts	154,342	6.70	129,466	6.99	133,201	7.18
Money market accounts	344,220	14.94	345,328	18.66	381,040	20.55
Certificate accounts	1,277,254	55.45	902,008	48.73	883,765	47.67
Total deposits	$2,303,611	100.00%	$1,851,102	100.00%	$1,854,051	100.00%

Core deposits, which include checking accounts, statement and other accounts, and money market accounts, increased by $77.3 million in fiscal 2009, or 8.14%, and certificate of deposit balances increased by $375.3 million, or 41.6%.  Checking accounts increased by $53.5 million or 11.3%.  Core deposits now comprise 44.6% of all deposit balances at September 30, 2009.  Deposits, as a percentage of liabilities, were 72.9% at September 30, 2009, and 66.3% at September 30, 2008.

We expect to maintain a significant portion of our deposits in core account relationships; however, future growth in deposit balances may be achieved primarily through specifically targeted programs offering higher yielding investment alternatives to consumers.  As of September 30, 2009, there were 16,275 households that held a certificate of deposit with us.  Of that total, approximately 35.55% of the households maintained a retail checking account held by the primary account holder.  Our average cost of deposits for the year ended September 30, 2009, was 1.93% compared to 2.72% for the year ended September 30, 2008.

Approximately $291.3 million, or 64.4%, of the increase in deposit balances noted above were the result of the acquisition of Cape Fear Bank, which included $20.2 million in non-interest checking accounts, $10.7 million in interest bearing checking accounts, $2.1 million in statement accounts, $43.4 million in money market accounts, and $214.9 million in certificates of deposits.

Brokered deposits were $245.7 million at September 30, 2009, $79.3 million at September 30, 2008, and $6.9 million at September 30, 2007.  In relation to total deposits, this represents 10.67% at September 30 2009, 4.28% at September 30, 2008, and .37% at September 30, 2007.  Severe pricing competition from major competitors made brokered deposits a less expensive alternative to retail certificates of deposit.  We expect to see future growth in brokered deposits as they have become an additional source of liquidity.  Our balance sheet growth was funded by the increase in brokered deposits, which include CDARS accounts of $76.4 million as of September 30, 2009.  CDARS enable First Federal to spread deposits over insured deposit thresholds across other institutions in the Promontory Interfinancial Network.  As a result, the customer’s entire deposit balance could be insured without restriction of the insured deposit thresholds.

Treasury Activities

The treasury function of the Company manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate, credit risk and liquidity risk, and optimizing capital utilization.  In managing the investment portfolio to achieve its stated objective, the Company invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), asset-backed securities, including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s Asset / Liability Committee (“the ALCO”) and the Investment Committee, which also reviews all investment and funding transactions.  ALCO activities are summarized and reviewed monthly with the Company’s Board of Directors.

Fair Value Measurements

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date.  U.S. GAAP establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date.

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

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular instrument.  Disclosure requirements place emphasis on the inputs used to measure fair value and the effect on the measurement on earnings for the period.

The Company has established a process for determining fair value.  Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices.  Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Consolidated Financial Statements.  Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices.  If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur.  If it is determined that the price lacks validity, that price will not be used.

U.S. GAAP allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  To determine our pricing valuation, the Company obtained fair values for its private label MBS investments from third party pricing vendors.  We determined an economic spread and obtained pricing for comparable products.  A Bloomberg pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points are added to the spread and 100 basis points are added for an AA rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

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

The Company has various controls in place to validate that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable.  This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

Borrowings

Borrowings decreased $95.2 million during the current year to $798.0 million as of September 30, 2009. Borrowings as a percentage of total liabilities, was approximately 25.3% at September 30, 2009, and 32.0% at September 30, 2008. Borrowings from the FHLB of Atlanta decreased $325.2 million and other short-term borrowings increased $230.0 million from fiscal 2009 to fiscal 2008.

Our average cost of FHLB of Atlanta advances and other borrowings decreased from 4.09% during the year ended September 30, 2008, to 3.28% during the year ended September 30, 2009. We had $134.5 million in FHLB of Atlanta advances at September 30, 2009, that will mature within one year. Other advances are subject to call during the next year, but based on current market interest rates, it is likely that these calls will not be exercised by the FHLB of Atlanta. See Item 8, Note 14 of the Notes to Consolidated Financial Statements.

Starting in December 2008, First Federal began participating in the Federal Reserve Bank Term Auction Facility (“TAF”).  Under the TAF program, the Federal Reserve will auction term funds to depository institutions against the wide variety of collateral that can be used to secure loans at the Federal Reserve discount window.  All advances must be fully collateralized.  All depository institutions that are determined to be in generally sound financial condition by their local Reserve Bank and that are eligible to borrow under the primary credit discount window program will be eligible to participate in TAF auctions.  Borrowings from the Federal Reserve are secured by a portion of our manufactured housing loan portfolio and certain investment securities.

At September 30, 2009, we had loans totaling $230.0 million from the Federal Reserve at a weighted average rate of 0.25%.  The original maturity of our Federal Reserve loans ranged from one month to three months.  Loans from the Federal Reserve are used to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

We did not include the trust subsidiary, First Financial Capital Trust I, in our consolidated financial statements at September 30, 2009 and 2008.  The trust subsidiary was formed to raise capital by issuing preferred securities to investors.  We own 100% of the junior subordinated debt of the capital trust.  Costs associated with the debt amounted to $1.4 million, which are included in other assets.  Our full and unconditional guarantee for the preferred securities remains in effect.

During April 2007, we entered into a loan agreement with another bank for a $25.0 million line of credit.  In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At September 30, 2009, the outstanding balance on this line was $28.0 million.  We are currently in default on the terms of this line of credit.  The terms of the line of credit require that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009 this ratio was at 3.77%, and as a result we are in default on the line of credit.  Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to make additional borrowings under the line.  While we currently have the resources at First Financial to repay the line of credit, such a repayment would result in a reduction in the funds available to us to operate our business.

Capital Resources

Our average stockholders’ equity was $266.3 million, or 7.95% of average assets during fiscal 2009, and during fiscal 2008, average stockholders’ equity was $186.2 million, or 6.50% of average assets.  The Consolidated Statements of Stockholders’ Equity and Comprehensive Income contained in Item 8 detail the changes in stockholders’ equity during the year.  Total equity capital increased from $183.5 million at September 30, 2008, to $351.6 million at September 30, 2009.  At September 30, 2009, additional paid-in capital increased by $126.9 million, retained income increased by $21.5 million, and a $19.9 million increase in accumulated other comprehensive income.  Our ratio of total capital to total assets was 10.02% at September 30, 2009, compared to 6.17% at September 30, 2008.

During fiscal 2009, the Company repurchased and reissued approximately 8,000 shares of common stock through an employee stock option swap plan.  During fiscal years 2008 and 2007, the Company repurchased 7,000 and 554,000 common stock shares, respectively.  The dollar amount of such purchases totaled $176 thousand in fiscal 2009, $190 thousand in fiscal 2008, and $17.0 million in fiscal 2007.

During fiscal 2009, our cash dividend payout was 16.4% of per share earnings compared with a payout ratio of 52.6% in fiscal 2008.  In May 2009, we decreased our cash dividend by 80.0% to $.05 per share on a quarterly basis. The dividend has not changed since that time.

Accumulated other comprehensive income at September 30, 2009, of $3.9 million was comprised of the after tax effect of unrealized gains on securities available for sale of $4.4 million and a cumulative effect of change for retirement benefits, net of taxes, of $515 thousand.  At September 30, 2008, accumulated other comprehensive loss was the after tax effect of unrealized losses on securities available for sale of $15.5 million and a cumulative effect of change for retirement benefits, net of taxes, of $500 thousand.

First Federal is required to meet the regulatory capital requirements of the OTS, which currently include several measures of capital.  Under current regulations, First Federal meets all requirements including those to be categorized as well-capitalized under risk-based capital guidelines.  Current capital distribution regulations of the OTS allow the greatest flexibility to well-capitalized institutions and places restrictions on institutions that are not well capitalized.

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

The following table sets forth in summary form the repricing attributes of our interest-earning assets and interest-bearing liabilities as of September 30, 2009.  The time periods in the table represent the time period before an asset or liability matures or can be repriced.

INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2009
(dollars in thousands)

	Interest Rate Sensitivity Period
	3 Months	4-6 Months	7-12 Months	13 Months - 2 years	Over 2 Years	Total
Interest-earning assets:
Loans (1)	$788,501	$214,778	$422,878	$410,741	$865,753	$2,702,651
Mortgage-backed securities (2)	150,680	44,458	82,278	83,577	105,765	466,758
Interest-earning deposits, investments and FHLB stock	28,715	416	-	1,496	75,438	106,065

Total interest-earning assets	$967,896	$259,652	$505,156	$495,814	$1,046,956	$3,275,474

Interest-bearing liabilities:
Deposits:
Checking accounts (3)	$10,738	$10,738	$21,475	$18,077	$466,649	$527,677
Savings accounts (3)	5,506	5,506	11,013	13,227	119,090	154,342
Money market accounts (3)	28,752	28,752	57,505	40,917	188,412	344,338
Certificate accounts	388,078	297,567	283,747	203,568	103,224	1,276,184
Total deposits	433,074	342,563	373,740	275,789	877,375	2,302,541
Borrowings (4)	261,000	75,000	56,000	75,000	328,812	795,812

Total interest-bearing liabilities	$694,074	$417,563	$429,740	$350,789	$1,206,187	$3,098,353

Current period gap	$273,822	$(157,911)	$75,416	$145,025	$(159,231)	$177,121

Cumulative gap	$273,822	$115,911	$191,327	$336,352	$177,121

Percent of total assets	7.80%	3.30%	5.45%	9.58%	5.05%

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

Based on our September 30, 2009, dynamic gap position, which considers expected prepayments of loans and mortgage-backed securities, in a one-year time period $1.7 billion in interest-earning assets will reprice and approximately $1.5 billion in interest-bearing liabilities will reprice.  This current dynamic gap position results in a positive one-year gap position of $191.3 million, or 5.45% of assets.  Our one year dynamic gap position at September 30, 2008, was a negative one-year gap position of $19.9 million, or ..67% of assets.

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

We are in a positive gap which normally indicates that a rise in market rates would have a positive effect on net interest income.  The opposite would generally occur when an institution has a negative gap position.  A negative gap would suggest that net interest income would increase if market rates declined.  As the yield curve declined and steepened during 2009, our portfolio rebalanced into higher yielding commercial and consumer products combined with our positive gap, greatly improved our interest margin and net interest income.

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

By using derivative instruments, we are exposed to credit and market risk.  Credit risk is the risk due to uncertainty in counterparty’s ability to meet its obligations.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management.  Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates.  We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.  The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our interest rate sensitivity analysis.

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

At September 30, 2009, commercial and retail loan commitments totaled $41.8 million, and standby letters of credit totaled $1.9 million.  Standby letters of credit are conditional commitments to guarantee performance, typically of a contract or the financial integrity of a customer, to a third party.  Unused business, personal and credit card lines, which totaled $403.0 million at September 30, 2009, are generally for short-term borrowings.

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

In addition to our commitments and derivatives of the types described above, at September 30, 2009, our off balance sheet arrangements include a $1.4 million interest in First Financial Capital Trust I (representing all of the common securities of the trust), which in March 2004 issued $45.0 million of capital securities.  In connection therewith, we issued $46.4 million of junior subordinated debentures to the Trust.  See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this document.

Liquidity

An important component of the Company’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors.  Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received.  Our desired level of liquidity is determined by management in conjunction with the Asset and Liability Committee of First Federal and officers of other affiliates.  The level of liquidity is based on management’s strategic direction, commitments to make loans and the Committee’s assessment of First Federal’s ability to generate funds.  Management believes the Company has sufficient liquidity to meet future funding needs.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short term borrowings, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase, and the sale of loans and securities and brokered CD’s.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

At September 30, 2009, $60.5 million of the Company’s investment portfolio was immediately saleable.  As an alternative to asset sales, the Company has the ability to pledge assets to raise secured borrowings.  At September 30, 2009, $722.8 million of secured borrowings were employed with sufficient collateral available to raise additional secured borrowings of over $129.8 million.  The Company also employs unsecured funding sources such as fed funds and brokered certificates of deposit.  At September 30, 2009, the Company had $245.7 million of brokered certificates of deposit outstanding that included CDARS account balances of $76.4 million.

A use of the Company’s liquidity is the dividends paid to stockholders.  OTS regulations impose various restrictions on the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  First Federal must file a notice or application with the OTS before making any capital distribution.  First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.

The Company is not subject to OTS regulatory restrictions on the payment of dividends.  Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.  The Company’s ability to make capital distributions, including dividends, is restricted as a result of its participation in the Treasury’s CPP.

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the demands of our customers.  In this process, the focus is on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.  The table below summarizes future contractual obligations as of September 30, 2009.

Contractual Obligations
(dollars in thousands)

	As of September 30, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$880,470	$265,544	$81,938	$49,291	$11	$1,277,254
Borrowings*	392,000	75,000	25,001	10	305,194	797,205
Purchases	2,287	2,287	1,639	-	-	6,213
Operating leases	2,476	2,051	1,712	2,414	3,605	12,258
Total contractual obligations	$1,277,233	$344,882	$110,290	$51,715	$308,810	$2,092,930

*The market value adjustment of $751 thousand for the FHLB advances from the Cape Fear Purchase has been excluded.

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  At September 30, 2009, First Federal estimates that an additional $129.8 million of funding is available based on the current level of advances, asset size, and available collateral under the FHLB programs.  Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance.  Since June 1, 2009, Lendable Collateral Value has been 70% of the unpaid principal balance.  Other sources, such as unpledged investments and mortgage-backed securities are available should deposit cash flows and other funding be reduced in any given period.  Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.  Certain of the advances are subject to calls at the option of the FHLB of Atlanta, as follows: $308.0 million callable in fiscal 2010, with a weighted average rate of 4.97%; $50.0 million callable in fiscal 2011, with a weighted average rate of 3.47%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

During April 2007, we entered into a loan agreement with JPMorgan Chase Bank for a $25.0 million line of credit.  In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At September 30, 2009, the outstanding balance on this line was $28.0 million.

We are currently in default on the terms of this line of credit.  The terms of the line of credit require that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009, this ratio was at 3.77%, and as a result we were in default on the line of credit.  Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to make additional borrowings under the line.  While we currently have the resources at First Financial to repay the line of credit, such a repayment would result in a reduction in the funds available to us to operate our business.

During the year ended September 30, 2009, we experienced a net cash outflow from investing activities of $172.8 million.  The total outflow consisted principally of an increase in loans of $94.3 million, purchases of investments and mortgage-backed securities available for sale of $236.1 million, acquisition of Cape Fear Bank, net of cash of $11.7 million, and purchases of office properties and equipment of $8.1 million.  The total outflow was offset by repayments of mortgage-backed securities of $144.8 million, proceeds from sales of MBS and investment securities available for sale of $19.7 million, and proceeds from the sale of real estate owned of $16.2 million.  We experienced a cash inflow of $77.2 million from operating activities and a cash inflow of $110.7 million from financing activities.  The difference between net income and cash flows from operating activities is primarily due to an increase in the provision for loan losses of $49.9 million from fiscal 2008.  Financing activities consisted principally of a net increase of $146.5 million in deposits, a net increase in other borrowings of $230.0 million, issuance of common stock of $60.6 million, and the issuance of preferred stock and warrants of $65.0 million offset by repayment of FHLB advances of $384.2 million and dividends paid of $7.4 million.

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

As of September 30, 2009, the Company had cash reserves and existing marketable securities of $102.1 million compared with $7.7 million at September 30, 2008.

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

Results of Operations

Our net income was $29.3 million in fiscal 2009 compared with $22.6 million in fiscal 2008, and $25.1 million in fiscal 2007. Basic and diluted earnings per share available to common shareholders in fiscal 2009 increased to $2.24 from $1.94 in fiscal 2008. Basic earnings per share available to common shareholders in fiscal 2008 decreased to $1.94 from $2.10 in fiscal 2007 and diluted earnings per share available to common shareholders in fiscal 2008 decreased to $1.94 from $2.07. Return on average equity, calculated using income before extraordinary items, was 0.17% for fiscal 2009, 12.16% for fiscal 2008, and 13.99% for fiscal 2007. The return on average assets, calculated using income before extraordinary items, was 0.01% for the year ended September 30, 2009, 0.79% for the year ended September 30, 2008, and 0.94% for the year ended September 30, 2007.

Included in the results for fiscal year 2009 was an after-tax extraordinary gain of $28.9 million related to the difference between the purchase price and the acquisition-date fair value of the assets purchased and liabilities assumed in the FDIC assisted acquisition of the former Cape Fear Bank in Wilmington, North Carolina.  The $28.9 million after-tax extraordinary gain resulted in an increase to basic and diluted earnings per share available to common stockholders during 2009 of $2.46.

Total revenues (net interest income and non-interest income) in fiscal 2009 were $175.9 million, increasing by $21.7 million, or 14.1%, from fiscal 2008.  Non-interest income decreased $8.6 million or 13.7% from fiscal 2008 to fiscal 2009.  This decrease was primarily attributable to an increase in other than temporary impairment losses, and decreases in service charges and fees on deposits and increases in net losses of real estate operations.  For fiscal year 2009, our net interest margin increased to 3.79% compared with a net interest margin of 3.41% for fiscal 2008.  Average earning assets increased by $530.9 million, an increase of 19.8%.

Total revenues in fiscal 2008 were $154.2 million, increasing by $18.2 million, or 13.4%, from fiscal 2007. Non-interest income increased $9.7 million, or 18.2%, from fiscal 2007 to fiscal 2008.  This increase was primarily attributable to increases in commissions on insurance, service charges and fees on deposits and mortgage banking income.  For fiscal year 2008, our net interest margin increased to 3.41% compared with a net interest margin of 3.36% for fiscal 2007. Average earning assets increased by $214.0 million, an increase of 8.7%.

Net Interest Income

Our largest component of operating earnings is net interest income.  Net interest income totaled $121.7 million in fiscal 2009, compared with $91.4 million in fiscal 2008 and $82.8 million in fiscal 2007.  Net interest income represented approximately 69.2% of the net revenues in fiscal 2009 compared with 59.2% in fiscal 2008 and 60.9% in fiscal 2007.  The level of net interest income is determined by balances of interest-earning assets and interest-bearing liabilities and successfully managing the net interest margin.  Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

Net interest income increased 33.2% to $121.7 million in fiscal 2009, compared to an increase in net interest income of 10.3% in fiscal 2008 and an increase of 3.9% in fiscal 2007.  The net interest margin increased in fiscal 2009 to 3.79% from 3.41% in fiscal 2008. While there was a 64 basis point decrease in the yield on earning assets between fiscal 2009 and 2008, the net interest margin benefited from a 95 basis point decrease in the average cost of interest bearing liabilities. Average earning assets increased $530.9 million during fiscal 2009, which was a contributing factor in the level of net interest income.

The net interest margin increased to 3.41% in 2008 from 3.36% in fiscal 2007. While there was a 29 basis point decrease in the yield on earning assets, the net interest margin benefited from a 36 basis point decrease in the average cost of interest bearing liabilities. Average earning assets increased $214.0 million during fiscal 2008, which was a contributing factor in the level of net interest income.

Competitive pricing on deposits and a very competitive lending environment will be factors influencing the net interest margin during fiscal 2010.

AVERAGE YIELDS AND RATES
 (dollars in thousands)

The following table sets forth certain information relating to categories of our interest earning assets and interest bearing liabilities for the periods indicated.  All average balances are computed on a monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.

	As of September 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans[1]	$2,595,321	$155,674	6.00%	$2,248,516	$153,539	6.83%	$2,114,467	$151,906	7.18%
Mortgage-backed securities	500,017	28,422	5.68	353,809	17,560	4.96	283,958	12,505	4.40
Investment securities	83,436	2,289	2.74	63,681	3,434	5.39	56,005	3,142	5.98
Other interest-earning assets[2]	28,701	2,411	8.40	10,578	239	2.25	8,163	447	5.71
Total interest-earning assets	3,207,475	188,796	5.89%	2,676,584	174,772	6.53%	2,462,593	168,000	6.82%
Non-interest-earning assets	142,202			186,537			214,770
Total assets	$3,349,677			$2,863,121			$2,677,363
Interest-bearing liabilities:
Deposit accounts:
Checking accounts	$507,211	$1,506	0.30%	$487,182	$2,051	0.42%	$474,998	846	0.18%
Savings accounts	138,092	641	0.46	130,327	697	0.53	141,107	772	0.55
Money market accounts	326,111	4,299	1.32	370,692	10,869	2.93	375,018	14,244	3.80
Certificate accounts	1,146,874	34,448	3.00	872,166	37,029	4.25	859,278	40,130	4.67
Total deposits	2,118,288	40,894	1.93%	1,860,367	50,646	2.72%	1,850,401	55,992	3.03%
FHLB advances	660,706	21,722	3.29	713,334	28,957	4.06	483,033	24,127	5.00
Other borrowings	241,014	4,498	1.87	60,338	3,805	6.31	83,426	5,054	6.11
Total interest-bearing liabilities	3,020,008	67,114	2.22%	2,634,039	83,408	3.17%	2,416,860	85,173	3.53%
Non-interest-bearing liabilities	63,404			42,863			73,390
Total liabilities	3,083,412			2,676,902			2,490,250
Stockholders’ equity	266,265			186,219			187,113
Total liabilities and stockholders’ equity	$3,349,677			$2,863,121			$2,677,363
Net interest income/gross margin		$121,682	3.68%		$91,364	3.36%		$82,827	3.29%
Net yield on average interest-earning assets			3.79%			3.41%			3.36%
Percent of average interest- earning assets to average interest-bearing liabilities			106.21%			101.62%			101.89%

[1]	Average balances of loans include non-accrual loans.
[2]	Includes interest-earning deposits, which are classified as cash equivalents in the Company’s Consolidated Statements of Financial Condition contained in Item 8 herein.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate.  The combined effect of changes in both volume and rate has been allocated proportionately to the change as a result of volume and rate.

RATE/VOLUME ANALYSIS
(dollars in thousands)
	Year ended September 30,			Year ended September 30,
	2009 versus 2008			2008 versus 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$22,071	$(19,936)	$2,135	$9,232	$(7,599)	$1,633
Mortgage-backed securities	8,038	2,824	10,862	3,340	1,715	5,055
Investment securities	811	(1,956)	(1,145)	585	(293)	292
Other interest-earning assets	1,048	1,124	2,172	92	(300)	(208)
Total interest income	$31,968	$(17,944)	$14,024	$13,249	$(6,477)	$6,772
Interest expense:
Deposit accounts
Checking accounts	$79	$(624)	$(545)	$23	$1,182	$1,205
Savings accounts	39	(95)	(56)	(51)	(24)	(75)
Money market accounts	(1,180)	(5,390)	(6,570)	(162)	(3,213)	(3,375)
Certificate accounts	9,941	(12,522)	(2,581)	588	(3,689)	(3,101)
Total deposits	8,879	(18,631)	(9,752)	398	(5,744)	(5,346)
Borrowings	2,874	(9,416)	(6,542)	8,562	(4,981)	3,581
Total interest expense	11,753	(28,047)	(16,294)	8,960	(10,725)	(1,765)
Net interest income	$20,215	$10,103	$30,318	$4,289	$4,248	$8,537

Provision for Loan Losses

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level.  Our provision for loan losses was $66.9 million in fiscal 2009 compared to $16.9 million in fiscal 2008 and $5.2 million in fiscal 2007.  The provision was significantly higher in fiscal 2009 than in fiscal 2008 as a result of increased residential construction, residential and commercial land, commercial business and home equity loan charge-offs, and as a result of incremental changes in components of the loan portfolio along with changes in the components of classified credits.  As a result, the allowance for loan losses was $68.5 million at September 30, 2009, and $24.0 million at September 30, 2008.  This represented 2.57% of loans at the end of fiscal 2009, and 1.02% of loans at the end of fiscal 2008.

Net charge-offs in fiscal 2009 totaled $26.5 million, or 1.04% of average loans, compared with $8.4 million in fiscal 2008, or 0.37% of average loans.  Net loan charge-offs of $4.3 million in 2007 resulted in charge-offs to average loans of 0.21%.  Charge-offs increased from fiscal 2008 to fiscal 2009 in all categories except for commercial real estate.  Charge-offs increased from fiscal 2007 to fiscal 2008 in all categories.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended September 30.

NON-INTEREST INCOME
(dollars in thousands)
	Year ended September 30,
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount	% Change

Net gain (loss) on sale of investment and mortgage-backed securities	$-	(100.00)%	$750	181.95%	266	5220.00%
Brokerage fees	2,028	(30.62)	2,923	14.58	2,551	(8.14)
Commissions on insurance	23,316	(1.92)	23,773	13.94	20,865	6.42
Other agency income	1,351	27.81	1,057	(10.50)	1,181	(0.34)
Service charges and fees on deposit accounts	22,501	(5.86)	23,901	10.83	21,566	6.41
Mortgage banking income	8,070	8.23	7,456	75.23	4,255	(14.71)
Gains on disposition of assets	162	(84.60)	1,052	357.39	230	(76.74)
Impairment on investment securities	(3,993)	721.60	(486)	-	-	0.00
Other	826	(66.63)	2,475	4.43	2,370	10.90
Total non-interest income	$54,261	(13.74)%	$62,901	18.05%	$53,284	2.56%
Non-interest income decreased by $8.6 million, or 13.7%, in fiscal 2009 to $54.3 million from $62.9 million in fiscal 2008.  Principal decreases in fiscal 2009 included higher impairment on investment securities, increasing $3.5 million, lower service charges and fees on deposits as transaction volumes were down, decreasing $1.4 million and an increase in net losses in real estate operations of $2.5 million as a result of higher property foreclosure and other real estate owned property expenses.

Non-interest income increased by $9.6 million, or 18.1%, in fiscal 2008 to $62.9 million from $53.3 million in fiscal 2007.  Principal increases in fiscal 2008 included higher insurance commissions, increasing by $2.9 million, higher service charges on fees and deposits, increasing by $2.3 million, and an increase in mortgage banking income of $3.2 million.  Contingent performance-based insurance revenues totaled approximately $2.6 million in fiscal 2009, $3.2 million in fiscal 2008 and $2.9 million in fiscal 2007, comprising 11.2% of insurance revenues in fiscal 2009, 13.3% of insurance revenues in fiscal 2008, and 13.7% of insurance revenues in fiscal 2007.

Service charges and fees on deposit accounts remain a significant component of non-interest income, comprising 41.5% of non-interest income in fiscal 2009, 38.0% in fiscal 2008 and 40.5% in fiscal 2007.  We have expanded sales efforts to increase checking accounts and business checking relationships.

Mortgage banking income was $8.1 million in fiscal 2009, $7.5 million in fiscal 2008 and $4.3 million during 2007.  All separately recognized mortgage servicing rights (“MSR”) created in the securitization or sale of loans are recognized initially at fair value and are reported in the Consolidated Statement of Operations for the reporting period as a change in the fair value of mortgage servicing rights.  During fiscal 2009, we recognized in earnings $3.7 million in net gains on free standing derivatives used to economically hedge the MSR, offset by a decrease in MSR values of $1.4 million.  During fiscal 2008, we recognized in earnings $2.7 million in net gains on free standing derivatives used to economically hedge the MSR, offset by a decrease in MSR values of $475 thousand.  During fiscal 2007, we recognized earnings of $134 thousand in net losses on free standing derivatives used to economically hedge the MSR, offset by an increase in MSR values of $724 thousand.

Gains on dispositions of assets were $162 thousand for fiscal 2009, $1.1 million for fiscal 2008 and $260 thousand for fiscal 2007.  The majority of the gains in fiscal 2009 were for deferred gains realized on Broad Street Holdings.  In fiscal 2008 and 2007, the majority of the gains were for excess properties not expected to be used for branch operations.

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

The following table presents a comparative summary of the major components of non-interest expense for years ended September 30.

NON-INTEREST EXPENSE
(dollars in thousands)
	Year ended September 30,
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount	% Change

Salaries and employee benefits	$64,666	(0.93)%	$65,271	11.29%	$58,647	7.35%
Occupancy costs	8,935	8.83	8,210	22.37	6,709	15.06
Marketing	2,137	(11.25)	2,408	6.45	2,262	(3.87)
Furniture and equipment expense	7,546	28.62	5,867	8.57	5,404	9.66
Amortization of intangibles	816	21.25	673	45.99	461	(3.35)
Other	25,112	40.29	17,900	5.19	17,017	(6.44)
Total non-interest expense	$109,212	8.85%	$100,329	10.86%	$90,500	4.73%

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

Total non-interest expenses increased $8.9 million, or 8.9%, during fiscal 2009.  During fiscal 2008, total non-interest expenses increased by $9.9 million, or 10.9%, from fiscal 2007.  During fiscal 2009, we opened 2 in-store offices and relocated one office.  We also acquired eight offices from Cape Fear Bank, of which we closed two offices.  During fiscal 2008, we opened two in-store offices in Lowes Grocery Stores and one traditional office, we relocated one office and closed one office, while in 2007 we opened two in-store sales offices in Wal-Mart Supercenters and a Kroger Grocery Store and one traditional office.  Salaries and employee benefits decreased $605 thousand, or 0.9% during fiscal 2009, following an increase of $6.6 million, or 11.3% in fiscal 2008.  These decreases are principally attributable to management’s decision to forego bonuses for fiscal 2009, as well as postponing profit sharing in fiscal 2009 and suspending the Company’s 401K contribution for the third and fourth quarter of fiscal 2009.  These decreases were offset by increases in personnel as a result of the acquisitions of Somers Pardue, Cape Fear Bank and American Pensions, Inc.  Our full time equivalent staff numbered 1,023 at September 30, 2009, compared with 915 at September 30, 2008, and 873 at September 30, 2007.

Occupancy costs of $8.9 million increased by 8.8% during fiscal 2009 as compared to occupancy costs of $8.2 million in fiscal year 2008 which increased by 24.3% from fiscal 2007.  This increase was attributable to the addition of Cape Fear Bank and American Pensions, Inc., as well as increases in property taxes and lease expenses for new in-store locations opened during the year.

Furniture and equipment costs of $7.5 million increased by 28.6% during fiscal 2009 as a result of the acquisitions of Cape Fear Bank and American Pensions, Inc. as compared to furniture and equipment costs of $5.9 million in fiscal year 2008 which increased by 8.7% from fiscal 2007.  This increase was attributable to the major renovations of the operations center in Charleston, the operations center in the north region, and the expansion of branch sales offices.

Other non-interest expenses increased $7.2 million, or 40.3%, in fiscal 2009. This increase is attributable to an increase in legal costs, management and consulting fees, and an increase in our FDIC assessment of $4.6 million over fiscal 2008 due to increased assessment rates and the one-time special assessment of $1.7 million recorded in June 2009.  See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this document for additional information regarding Other Expenses.  Other non-interest expenses increased $877 thousand, or 5.2%, in fiscal 2008.  This was attributable to the growth of the branch network and the support services necessary to support that growth.  Other expense categories such as marketing expenditures and the amortization of intangibles have not varied materially between fiscal 2009 and the previous two fiscal years.

During fiscal 2007, the FDIC reinstated deposit insurance assessments for the purpose of increasing reserve ratios of the Deposit Insurance Fund.  As an eligible institution, we received a one-time credit of $1.6 million.  In 2008 we exhausted our credit and in 2009 began to incur assessments at the full rate for our institution.  For the year ended September 30, 2009, the Company’s FDIC assessment expense was $5.3 million, which included the one-time special assessment of $1.7 million.  For the year ended September 30, 2008, the Company’s FDIC assessment expense was $660 thousand, and for the year ended September 30, 2007, the Company’s FDIC assessment expense was $233 thousand.

Our efficiency ratio was 59.6% in fiscal 2009, 64.3% in fiscal 2008, and 67.2% in fiscal 2007.  Management continues to target lower expense ratios as an important strategic goal.  During the past five years, we have increased our acquisitions of companies that generate higher levels of non-interest revenues.  Insurance agencies have higher efficiency ratios than traditional banking operations.

Income Tax Expense

Income taxes totaled $18.2 million in fiscal 2009, $14.4 million in fiscal 2008, and $15.4 million in fiscal 2007. Our effective tax rate was 38.3% in fiscal 2009, 38.8% in fiscal 2008 and 38.0% in fiscal 2007.  In fiscal 2007, due to state tax legislation affecting the treatment of dividends paid by Real Estate Investment Trusts, the Company recorded an additional tax provision of $931 thousand net of federal tax benefit, thereby causing the effective tax rate to increase to 38.0% for fiscal 2007.  Without the additional tax provision, the effective tax rate for the Company would have been 35.7%.

We continually monitor and evaluate the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of our income tax positions and, accordingly, our effective tax rate may fluctuate in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB ASC 740-10-25.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB ASC 740-20-55.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FASB ASC 740-10-25 were adopted October 1, 2007.  Additional disclosures required are included in Note 17 of the Notes to Consolidated Financial Statements.

Financial Instruments

In February 2007, the FASB issued FASB ASC 825, Financial Instruments, which permits companies to choose to measure many financial instruments and certain other items at fair value.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  The objective of FASB ASC 825 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FASB ASC 825 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The adoption of FASB ASC 825 did not have a material impact on our consolidated financial condition, results of operations, or cash flows.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007.  We adopted the non-deferred provisions on October 1, 2008, and the impact of this adoption is included in Note 7 of the Notes to Consolidated Financial Statements.

Application of Accounting Principles to Loan Commitments

In November 2007, FASB ASC 815-10-S99 was issued to provide guidance on written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  FASB 815-10-S99 states that expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments accounted for at fair value.  The adoption of FASB ASC 915-10-S99 is required for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We applied the provisions in the quarter ended March 31, 2008, with fair value of servicing rights on loan commitments of $442 thousand recorded in mortgage banking income (see Note 17 of the Notes to Consolidated Financial Statements).

  Business Combinations

In December 2007, the FASB issued FASB ASC 805, Business Combinations which significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under FASB ASC 805, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree to be measured at their fair values as of the acquisition date, with limited exceptions.  FASB ASC 805 also includes a substantial number of new disclosure requirements.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this method is prohibited.

 Financial Asset in a Market that is not Active

In October 2008, FASB ASC 820, Financial Assets in a Market that is not Active, was issued.  FASB ASC 820 clarifies the application of Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FASB ASC 820 was effective upon issuance, including prior periods for which financial statements have not been issued.  The Company considered the guidance in FASB ASC 820 in determining the fair value of financial instruments as discussed in Note 7 to the Consolidated Financial Statements.

Investment – Debt and Equity Securities- Overall - Transition

In April 2009, The FASB issued FASB ASC 320, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this standard resulted in a $1.9 million increase in securities and a $1.2 million, net of tax, increase in retained earnings in fiscal 2009.

Financial Instruments – Overall - Transition

In April 2009, the FASB issued FASB ASC 825 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this statement for the quarter ended March 31, 2009, and the additional disclosures as a result of this statement are included in Note 7 of the Notes to Consolidated Financial Statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, The FASB issued FASB ASC 820, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this standard resulted in increases of $56.0 million in unrealized gain on securities, $34.2 million in other comprehensive income, and $21.8 million in deferred income taxes in fiscal 2009.

Subsequent Events

In May 2009, the FASB issued FASB ASC 855, Subsequent Events.  FASB ASC 855 is applied to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles.  FASB ASC 855 addresses which subsequent events are required to be recognized in the financial statements.  Additionally, FASB ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim or annual periods ending after June 15, 2009.  The Company adopted FASB ASC 855 for the quarter ended June 30, 2009, and the required disclosures are included in Notes 1 and 28 of the Notes of Consolidated Financial Statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB ASC 860, Accounting for Transfers of Financial Assets, which removes the concept of a qualifying special-purpose entity and requires consolidation of variable interest entities that are qualifying special-purpose entities.  FASB ASC 860 limits the circumstances in which a transferor derecognizes a portion or component of a financial asset and establishes conditions for reporting a transfer of a portion(s) of a financial asset as a sale.  This statement is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009.  The Company is evaluating the impact on its consolidated financial condition, results of operations, and cash flows.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles.  FASB ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted FASB ASC 105 for its year ended September 30, 2009.

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

We have audited the accompanying consolidated statements of financial condition of First Financial Holdings, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Holdings, Inc’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

We have audited First Financial Holdings, Inc.’s (a Delaware corporation) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on First Financial Holdings, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated December 11, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Financial Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of First Financial Holdings, Inc. and Subsidiaries for the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of First Financial Holdings, Inc. and Subsidiaries for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R), effective September 30, 2007.

/s/ KPMG LLP

Raleigh, North Carolina
December 14, 2007

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	As of September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$78,070	$62,949
Investments available for sale, at fair value	13,756	17,094
Investments held to maturity	22,401	2,043
Investment in capital stock of FHLB	46,141	41,832
Mortgage-backed securities available for sale, at fair value	478,980	351,110
Loans receivable, net of allowance of $68,473 and $23,990	2,593,269	2,324,537
Loans held for sale	25,603	8,731
Accrued interest receivable	12,058	12,035
Office properties and equipment, net	81,021	78,796
Real estate and other assets acquired in settlement of loans	22,002	4,286
Goodwill	29,278	27,892
Intangible assets	8,683	8,349
Residential mortgage servicing rights, at fair value	11,166	12,550
FDIC indemnification recievable, net	62,754	-
Other assets	25,105	21,790
Total assets	$3,510,287	$2,973,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$190,159	$175,681
Interest bearing	2,113,452	1,675,421
Total deposits	$2,303,611	$1,851,102
Advances from FHLB	492,751	818,000
Other short-term borrowings	258,813	28,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	5,193	5,152
Outstanding checks	10,729	11,872
Accounts payable and other liabilities	41,149	29,185
Total liabilities	3,158,638	2,790,516

Commitments and contingencies (Notes 16 and 20)

Stockholders' equity:
Series A preferred stock, $.01 par value, authorized 3,000,000 shares, issued 65,000 and 0 shares at September 30, 2009 and September 30, 2008, respectively.(Redemption value $65,000)	$1	$-
Common stock, $.01 par value, authorized 24,000,000 shares, issued 20,835,381 and 16,621,485 shares at September 30, 2009 and September 30, 2008, respectively	208	166
Additional paid-in capital	185,249	58,338
Retained income, substantially restricted	265,821	244,327
Accumulated other comprehensive income (loss), net of income taxes	3,933	(15,966)
Treasury stock at cost, 4,938,411 and 4,929,972 shares at September 30, 2009 and September 30, 2008, respectively	(103,563)	(103,387)
Total stockholders' equity	$351,649	$183,478
Total liabilities and stockholders' equity	$3,510,287	$2,973,994

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year ended September 30,
	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$155,674	$153,539	$151,906
Interest on mortgage-backed securities	28,422	17,560	12,505
Interest and dividends on investments	2,289	3,434	3,142
Other	2,411	239	447
Total interest income	188,796	174,772	168,000
INTEREST EXPENSE
Interest on deposits	40,894	50,646	55,992
Interest on borrowed money	26,220	32,762	29,181
Total interest expense	67,114	83,408	85,173
NET INTEREST INCOME	121,682	91,364	82,827
Provision for loan losses	66,883	16,939	5,164
Net interest income after provision for loan losses	54,799	74,425	77,663
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(6,771)	(486)	-
Portion of loss recognized in other comprehensive income (before taxes)	2,778	-	-
Net impairment losses recognized in earnings	(3,993)	(486)	-
Net gain on sale of investment and mortgage-backed securities	-	750	266
Brokerage fees	2,028	2,923	2,551
Commissions on insurance	23,316	23,773	20,865
Other agency income	1,351	1,057	1,181
Service charges and fees on deposit accounts	22,501	23,901	21,566
Mortgage banking income	8,070	7,456	4,255
Gains on disposition of assets	162	1,052	230
Other	826	2,475	2,370
Total non-interest income	54,261	62,901	53,284
NON-INTEREST EXPENSE
Salaries and employee benefits	64,666	65,271	58,647
Occupancy costs	8,935	8,210	6,709
Marketing	2,137	2,408	2,262
Furniture and equipment expense	7,546	5,867	5,404
Amortization of intangibles	816	673	461
Other	25,112	17,900	17,017
Total non-interest expense	109,212	100,329	90,500
Income (loss) before income taxes	(152)	36,997	40,447
Income tax (benefit) expense	(615)	14,359	15,375
Income before extraordinary item	$463	$22,638	$25,072
EXTRAORDINARY ITEM
Gain on acquisition, less income tax of $18,833	28,857	-	-
NET INCOME	$29,320	$22,638	$25,072
Preferred stock dividends	2,663	-	-
Accretion on preferred stock discount	431	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,226	$22,638	$25,072

Income per Common Share before Extraordinary Item - Basic	$0.04	$1.94	$2.10
Income per Common Share before Extraordinary Item - Diluted	$0.04	$1.94	$2.07
Net Income per Common Share - Basic	$2.50	$1.94	$2.10
Net Income per Common Share - Diluted	$2.50	$1.94	$2.07
Net Income per Common Share Available to Common Shareholders - Basic	$2.24	$1.94	$2.10
Net Income per Common Share Available to Common Shareholders - Diluted	$2.24	$1.94	$2.07

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Income / (Loss)	Shares	Amount	Total

Balance at September 30, 2006	16,418	$164	-	$-	$52,039	$220,689	$(2,893)	4,397	$(86,234)	$183,765
Net income						25,072				25,072
Other comprehensive income:
Unrealized net gain on securities										-
available for sale,
net of tax of $1,374							2,157			2,157
Cumulative effect of change in employee
benefit plans, net of tax of $249							(443)			(443)
Total comprehensive income										26,786
Common stock issued pursuant
to stock option and
employee benefit plans	140	1			3,958					3,959
Stock option tax benefit					109					109
Cash dividends ($1.00 per share)						(11,941)				(11,941)
Treasury stock purchased								526	(16,963)	(16,963)
Balance at September 30, 2007	16,558	$165	-	$-	$56,106	$233,820	$(1,179)	4,923	$(103,197)	$185,715
Net income						22,638				22,638
Other comprehensive income:
Unrealized net loss on securities
available for sale,
net of tax of $9,378							(14,729)			(14,729)
Change related to employee
benefit plans, net of tax of $36							(58)			(58)
Total comprehensive income										7,851
										-
Common stock issued pursuant
to stock option and
employee benefit plans	64	1			2,169					2,170
Stock option tax benefit					63					63
Cumulative effect of adoption
of FIN 48						(240)				(240)
Cash dividends ($1.02 per share)						(11,891)				(11,891)
Treasury stock purchased								7	(190)	(190)
Balance at September 30, 2008	16,622	$166	-	$-	$58,338	$244,327	$(15,966)	4,930	$(103,387)	$183,478
Net income						29,320				29,320
Other comprehensive income:
Unrealized net gain on securities
available for sale,
net of tax of $12,678							19,914			19,914
Change related to employee
benefit plans, net of tax of $9							(15)			(15)
Total comprehensive income										49,219
Common stock issued pursuant
to public offering	4,194	42			60,596					60,638
to stock option and
employee benefit plans	19				874					874
Stock option tax benefit					11					11
Issuance of preferred stock and warrants			65	1	64,999					65,000
Accretion of preferred stock					431	(431)				-
Cash dividends
Common stock ($.405 per share)						(4,732)				(4,732)
Preferred stock ($.05 per share)						(2,663)				(2,663)
Treasury stock purchased								8	(176)	(176)
Balance at September 30, 2009	20,835	$208	65	$1	$185,249	$265,821	$3,933	4,938	$(103,563)	$351,649

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2009	2008	2007
Operating Activities
Net income	$29,320	$22,638	$25,072
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,071	5,705	5,404
Amortization of intangibles	816	617	461
Accretion of FDIC indemnification asset	(2,376)	-	-
Gain on sale of loans, net	(1,995)	(2,088)	(1,852)
Gain on sale of investments and mortgage-backed securities, net	-	(750)	(266)
Gain on sale of property and equipment, net	(162)	(1,052)	(230)
(Gain) loss on sale of real estate owned, net	1,233	(9)	51
Stock compensation expense	524	829	838
Tax benefit resulting from stock options	11	63	109
Amortization of unearned (discounts) premiums on investments, net	3,627	(242)	444
Increase (decrease) in net deferred loan costs and discounts	3,629	(206)	(601)
Net other-than-temporary impairment losses	3,993	-	-
Increase in receivables and other assets	(1,653)	(1,931)	(2,871)
Provision for loan losses	66,883	16,939	5,164
Write downs of real estate and other assets acquired in settlement of loans	1,964	18	21
Deferred income taxes	(24,621)	(13,503)	(2,540)
Capitalized mortgage servicing rights	(5,487)	(2,390)	(2,280)
Decrease in fair value of mortgage servicing rights	6,871	2,671	2,292
Origination of loans held for sale	(455,725)	(203,350)	(174,200)
Proceeds from sales of loans held for sale	440,848	203,018	174,719
(Decrease) increase in accounts payable and other liabilities	3,456	5,406	(3,867)
Net cash provided by operating activities	77,227	32,383	25,868
Investing Activities
Proceeds from maturity of investments available for sale	92	1,179	8,479
Proceeds from sales of investment securities available for sale	6,000	750	2,973
Net purchases of investment securities available for sale	(1,527)	(2,389)	(5,891)
Net purchases of investment securities held to maturity	(506)	-	(2,042)
Purchase of FHLB stock	(847)	(12,204)	(3,655)
Increase in loans, net	(94,341)	(213,099)	(87,440)
Loan participations purchased	-	(1,661)	-
Proceeds from sales of mortgage-backed securities available for sale	13,670	-	-
Repayments on mortgage-backed securities available for sale	144,805	75,754	73,312
Purchases of mortgage-backed securities available for sale	(234,101)	(145,644)	(70,603)
Proceeds from sales of real estate owned	16,241	5,166	4,905
Increase in intangibles from acquisitions	(2,479)	(18,193)	(382)
Acquisition of Cape Fear Bank, net of cash	(11,676)	-	-
Net purchase of office properties and equipment	(8,134)	(9,088)	(23,397)
Net cash used in investing activities	(172,803)	(319,429)	(103,741)
Financing Activities
Net decrease in checking, savings and money market accounts	(1,730)	(21,192)	(26,846)
Net increase in certificates of deposit	148,192	18,243	57,869
Net repayments (proceeds) of FHLB advances	(384,244)	264,000	89,000
Issuance of common stock	60,638	-	-
Issuance of preferred stock	62,020	-	-
Issuance of stock warrants	2,980	-	-
Net decrease in securities sold under agreements to repurchase	-	-	(68,755)
Net Increase in other borrowings	230,025	22,998	4,994
Decrease (increase) in advances by borrowers for taxes and insurance	41	(653)	64
Change related to employee benefit plans	(15)	(58)	(443)
Proceeds from exercise of stock options	350	1,341	3,121
Tax benefit resulting from stock options	11	63	109
Dividends paid	(7,395)	(11,891)	(11,941)
Treasury stock purchased	(176)	(190)	(16,963)
Net cash provided by financing activities	110,697	272,661	30,209
Net increase (decrease) in cash and cash equivalents	15,121	(14,385)	(47,664)
Cash and cash equivalents at beginning of period	62,949	77,334	124,998
Cash and cash equivalents at end of period	$78,070	$62,949	$77,334
Supplemental disclosures:
Cash paid during the period for:
Interest	$69,596	$84,419	$84,634
Income taxes	11,654	20,666	17,440
Loans foreclosed	29,908	9,687	5,443
Loans securitized into mortgage-backed securities
Unrealized (loss) gain on securities available for sale, net of income tax	19,914	(14,729)	2,157
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

(All Dollar Amounts, Except Per Share And Where Otherwise Indicated, In Thousands.)

NOTE 1.  Summary of Significant Accounting Policies

First Financial Holdings, Inc. (the “Company”, which may be referred to in this document as “First Financial”, we, us or our) is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company.  First Financial is a savings and loan holding company headquartered in Charleston, South Carolina.  First Financial conducts its operations principally in North and South Carolina.  With the acquisition of Cape Fear Bank (see Note 2) the Company has expanded its operations and added eight additional locations in North Carolina.  The thrift subsidiary, First Federal, provides a wide range of traditional banking and trust services and also offers investment and insurance services through subsidiaries or affiliated companies.  First Federal has 56 offices in South Carolina located in the Charleston Metropolitan area and Berkeley, Dorchester, Horry, Georgetown, Florence and Beaufort counties, and 9 offices located in Brunswick, New Hanover, and Pender Counties in North Carolina.

During the year, the Company closed the former Sunset Beach office of Cape Fear Bank, consolidating operations to the existing First Federal office.  With these closures, First Federal operates with 65 locations.

The Company has evaluated subsequent events for possible recognition and/or disclosure through December 11, 2009, the date on which the consolidated financial statements including this Annual Report on Form 10-K were issued.  See Note 28 for additional information.

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

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  The Company has included the results of operations of Cape Fear Bank subsequent to the acquisition date of April 10, 2009, in First Financial’s consolidated statements of operations.  See Note 2 for additional information on the acquisition.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Reclassifications

Certain amounts previously presented in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.  All such reclassifications had no effect on the prior years’ net income or retained earnings as previously reported.

Investments in Debt and Equity Securities

Our investments in debt securities principally consist of U.S. Treasury securities, corporate securities, state and municipal obligations, and mortgage-backed securities we purchased or created when we exchange pools of loans for mortgage-backed securities.  We classify our investments in debt securities as held to maturity securities, trading securities and available for sale securities as applicable.

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

Controlling Financial Interest

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States of America.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities are entities that lack one or more of the characteristics of a voting interest entity described above.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal.  North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal.  Our wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which we are not the primary beneficiary.  Accordingly, the accounts of this entity are not included in our consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan.  The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  While a loan is on non-accrual status, no interest is recognized.  Loans are returned to accrual status only when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans.  The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.  The Company uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

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

All creditors must value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  A creditor is allowed to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

We consider a loan to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  Our impaired loans are identified through review of the non-homogeneous portfolio and troubled debt restructurings where the gross outstanding loan balance is $500 thousand or greater.  Specific valuation allowances are established on impaired loans for the difference between the loan amount and the fair value less estimated selling costs.  Impaired loans may be left on accrual status during the period we are pursuing repayment of the loan.  Such loans are placed on non-accrual status at the point either: (1) they become 90 days delinquent; or (2) we determine the borrower is incapable of, or has ceased efforts toward, continuing performance under the terms of the loan.  Impairment losses and adjustments to impaired losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses.  Adjustments to impairment losses due to changes in the fair value of the collateral properties for impaired loans are included in the provision for loan losses.  When an impaired loan is either sold, transferred to other real estate owned or written down, any related valuation allowance is charged off.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

In March 2009, we began to package mortgage loans as securities to investors.  The Company currently securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through the Federal National Mortgage Association (“Fannie Mae”) and sells the resulting securities to third party investors.  The Company records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale.  We generally retain the mortgage servicing on loans sold.  Since quoted market prices are not typically available, we estimate the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows.  Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved.  Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.

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

For the year ended September 30, 2009, the gain on sale recognized through loan securitizations was $3.8 million.  For the year ended September 30, 2008, the Company did not securitize loans into mortgage-backed securities.

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is provided generally on the straight-line method over the estimated life of the related asset for financial reporting purposes.  Estimated lives range up to 39 years for buildings and improvements and up to 10 years for furniture, fixtures and equipment.  Maintenance and repairs are charged to expense as incurred.  Improvements, which extend the useful lives of the respective assets, are capitalized.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as customer lists, resulting from our acquisitions.  Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to fifteen years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Goodwill is not amortized but tested at least annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit.  Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

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

We tested for impairment during the quarter ended June 30, 2009, and June 30, 2008, and based on the results obtained, the Company did not recognize an impairment charge during fiscal 2009 or 2008.

Mortgage Servicing Rights

The Company has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans.  Servicing assets and servicing liabilities must be initially measured at fair value, if practicable.  For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”).  The Company uses the fair value measurement option for residential mortgage servicing rights.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The Company uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential mortgage servicing rights.  As of September 30, 2009 and 2008, First Financial had $11.2 million and $12.6 million, respectively, of mortgage servicing rights.

Derivative Financial Instruments and Hedging Activities

We use derivatives as part of our interest rate management activities.  After implementation, we recognize the servicing value when the loan is sold.  Entities are required to recognize derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that qualify for hedge accounting.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.

Securities Sold Under Agreements to Repurchase

We enter into sales of securities under agreements to repurchase those securities, which constitutes a reverse repurchase agreement.  These reverse repurchase agreements are treated as financings.  The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Statements of Financial Condition.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes net unrealized gains (losses) on securities and the cumulative effect of other post retirement benefits, and is presented in the statements of stockholders’ equity and comprehensive income.  For the year ended September 30, 2009, comprehensive income amounted to $49.2 million, $7.9 million for the year ended September 30, 2008, and $26.8 million for the year ended September 30, 2007.

Other comprehensive income (loss) for the years ended September 30, 2009, 2008, and 2007 are comprised of unrealized gains and losses on certain investments in debt and equity securities and cumulative effect of adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  Other comprehensive income (loss) for the years ended September 30, 2009, 2008, and 2007 follows:

	Year ended September 30,
	2009	2008	2007
Unrealized holding gains (losses) arising during period, net of tax	$17,452	$(14,567)	$2,322
Less: reclassification adjustment for realized gains (losses), net of tax	(2,462)	162	165
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	19,914	(14,729)	2,157

Change related to employee benefit plans	(15)	(58)	(443)

Total Other Comprehensive Income	$19,899	$(14,787)	$1,714

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

Fair Value of Financial Instruments

Disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet for which it is practicable to estimate that value are required.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Financial.  For additional information, see Note 23 of the Notes of Consolidated Financial Statements.

Risks and Uncertainties

In the normal course of our business, we encounter two significant types of risk, economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  We are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different indexes, than our interest-earning assets.  Credit risk is the risk of default on our loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate we hold, and the valuation of loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.

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
September 30, 2009, 2008 and 2007

NOTE 2.  Acquisitions

American Pensions, Inc.

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

First Federal acquired approximately $310 thousand in cash, accounts receivable, prepaid and tangible assets and liabilities of $27 thousand.  Additionally, $3.1 million in intangible assets resulted from the acquisition.  The acquisition of API will enhance the service offerings to existing and new customers and further complement services offered through First Southeast Investors Services, Inc. and First Southeast Insurance Services, Inc.  For the year ended September 30, 2009, API contributed approximately $318 thousand in net income.

Cape Fear Bank

On April 10, 2009, First Federal entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.

The acquisition consisted of assets with a fair value of $413.2 million and liabilities with a fair value of $384.3 million.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Amount
Cash and cash equivalents	$17,181
Federal funds sold	25
Investments	48,351
Loans receivable	274,515
Real estate and other assets acquired in settlement of loans	7,542
FDIC indemnification asset	60,378
Investment in capital stock of FHLB	3,462
Accrued interest receivable	1,753
Deposits	(306,048)
Advances from FHLB	(58,995)
Deferred taxes	(18,833)
Accounts payable and other liabilities	(474)
Gain on acquisition, net of income tax of $18,833	$28,857

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80 percent of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95 percent of the losses.  Reimbursement for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.  The losses related to the first loss tranche on covered assets at September 30, 2009, were $8.3 million.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $60.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a gain of $47.7 million (pre-tax), which is included as an extraordinary item in First Financial's September 30, 2009, Consolidated Statement of Operations.  Due to the difference in tax bases of the assets acquired and liabilities assumed, First Financial recorded a deferred tax liability of $18.8 million, resulting in an after-tax gain of $28.9 million.

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

In its assumption of the deposit liabilities, First Financial believed that the customer relationships associated with these deposits have intangible value.  First Financial determined the fair value of a core deposit intangible asset totaling approximately $3.2 million.  In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits.  In accordance with U.S. Generally Accepted Accounting Principles, First Financial reduced the gain resulting from the transaction by the fair value of the core deposit intangible asset, thus reducing the carrying value of such asset to zero.

The results of operations of First Financial subsequent to the acquisition date are included in First Financial’s consolidated statements of operations.  The following unaudited pro forma information reflects First Financial’s estimated consolidated results of operations as if the acquisition of Cape Fear Bank occurred on October 1, 2008 and 2007, unadjusted for potential cost savings (in thousands).

	Year ended September 30, (Unaudited)
	2009	2008
Net interest income and noninterest income	$189,600	$188,134
Income (loss) before extraordinary items	$(6,563)	$19,140
Net income	$22,294	$19,140
Net income available to common shareholders	$19,190	$19,140
Earnings per common share before extraordinary items - basic	$(0.56)	$1.64
Earnings per common share before extraordinary items - diluted	$(0.56)	$1.63
Earnings per common share - basic	$1.90	$1.64
Earnings per common share - diluted	$1.90	$1.63
Earnings per common share available to common shareholders - basic	$1.64	$1.64
Earnings per common share available to common shareholders - diluted	$1.64	$1.63

Average number shares outstanding, basic	11,721	11,664
Average number shares outstanding, diluted	11,721	11,692

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement.  On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310 loans acquired in the acquisition were $170.6 million and the estimated fair value of the loans were $74.6 million, net of an accretable yield of $10.7 million, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At April 10, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.  There was no allowance for credit losses established related to these FASB ASC 310 loans at April 10, 2009, based on the provision of this statement.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Residential construction	20,086
Commercial real estate	45,408
Commercial construction	3,320
Commercial business	4,252
Land - Residential	49,238
Land - Commercial	13,699
Home equity loans	2,883
Other consumer loans	357
Subtotal	$170,646
Cash flows expected to be collected at acquisition	$85,303
Basis in acquired loans at acquisition	$74,590

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at September 30, 2009; the amounts are as follows (in thousands):
September 30,
2009
Residential mortgages	$7,700
Residential construction	4,410
Commercial real estate	16,254
Commercial construction	1,181
Commercial business	1,947
Land - Residential	10,769
Land - Commercial	13,444
Home equity loans	2,426
Other consumer loans	122
Balance	$58,253

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The table below presents the accretable yield, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce (in thousands):

Accretable
(in thousands)	Yield
Balance at April 10, 2009	$-
Additions	10,713
Accretion	(2,934)
Balance at September 30, 2009	$7,779

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non-FASB ASC 310 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Financial determined an allowance for credit losses totaling approximately $4.1 million that was applied to the non FASB ASC 310 portion of acquired loans, which was derived using First Financial’s allowance methodology.

Somers-Pardue Agency

On April 10, 2008, First Financial Holdings, Inc. acquired the assets of Somers-Pardue Agency (“Somers-Pardue”), an independent insurance agency based in Burlington, North Carolina.  Somers-Pardue is a general insurance agency.  The acquisition was $18.8 million of which $6.2 million was recorded as goodwill and $8.0 million was recorded as an intangible asset.  In addition, the principal of Somers-Pardue has a right to receive future payments of $7.3 million based on financial performance of the agency.  If the agency achieves predetermined financial performance results and the payment is made, goodwill will be increased.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 3.  Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for other income and other expenses included in non-interest income and non-interest expense for the years ended September 30 (in thousands):

	Year ended September 30,
	2009	2008	2007
Other Income
Credit card fee income	$802	$858	$796
Real estate operations, net	(3,071)	(528)	(641)
Trust revenues	1,003	973	1,077
Benefit administration fees	837	-	-
Other	1,255	1,172	1,138
Total Other Income	$826	$2,475	$2,370

Other Expense
Communications expense	$1,499	$1,465	$1,397
Postage	1,409	1,576	1,603
Courier expense	714	690	679
Office supplies	513	512	533
Printing and forms	542	535	586
Travel and accommodations	731	601	846
Legal and auditing	1,769	1,456	1,158
Management and consulting fees	1,680	778	634
Directors' fees	210	348	508
FDIC assessment	5,257	660	233
OTS assessment	551	490	460
Internet banking costs	702	499	229
Credit card expense	556	527	443
Public relations expense	517	409	466
Credit report expense	373	299	284
Subscriptions, dues, licenses	511	414	197
Other	7,578	6,641	6,761
Total Other Expense	$25,112	$17,900	$17,017

NOTE 4.  Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	As of September 30,
	2009	2008
Cash working funds	$32,533	$31,122
Non-interest-earning demand deposits	11,206	5,376
Deposits in transit	14,875	17,214
Interest-earning deposits	19,456	9,237
Total	$78,070	$62,949

We consider all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 5.  Securities

We invest in securities initially rated in one of the four highest categories by two nationally recognized investment rating services.  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, mortgage-backed securities available for sale, and held to maturity securities are as follows (in thousands):

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale

Obligations of U.S. government agencies and corporations	$2,173	$14	$2	$2,185
State and municipal obligations	450	24	-	474
Corporate securities	16,078	142	5,123	11,097
	18,701	180	5,125	13,756
Mortgage-backed securities:
FHLMC	39,184	1,363	297	40,250
FNMA	33,374	874	64	34,184
GNMA	41,906	948	-	42,854
CMOs	352,292	13,413	4,013	361,692
	466,756	16,598	4,374	478,980
Total	$485,457	$16,778	$9,499	$492,736

Securities held to maturity

State and municipal obligations	$21,495	$2,784	$-	$24,279
Certificates of deposit	906	-	-	906
	$22,401	$2,784	$-	$25,185

	As of September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$6,007	$115	$-	$6,122
State and municipal obligations	450	-	31	419
Corporate securities	18,908	-	8,355	10,553
	25,365	115	8,386	17,094
Mortgage-backed securities:
FHLMC	31,421	584	-	32,005
FNMA	31,411	97	34	31,474
GNMA	60,048	719	44	60,723
CMOs	245,273	121	18,486	226,908
	368,153	1,521	18,564	351,110
Total	$393,518	$1,636	$26,950	$368,204

Securities held to maturity

State and municipal obligations	$2,043	$-	$224	$1,819

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	As of September 30, 2009
	Amortized Cost	Fair Value
Securities available for sale

Due within one year	$100	$100
Due after one year through five years	1,496	1,494
Due after five years through ten years	1,007	998
Due after ten years	16,098	11,164
	18,701	13,756
Mortgage-backed securities	466,756	478,980
Total	$485,457	$492,736

Securities held to maturity
Due within one year	$606	$606
Due after one year through five years	300	300
Due after ten years	21,495	24,279
	$22,401	$25,185

Proceeds from the sale of investments available for sale, mortgage-backed securities available for sale, and loan securitizations totaled $19.7 million in fiscal 2009 resulting in a gross realized gain of $3.8 million which is included in mortgage banking income in the consolidated statements of operations.  Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $750 thousand in fiscal 2008 resulting in a gross realized gain of $750 thousand.  Proceeds from the sale of investment and mortgage-backed securities available for sale totaled $3.0 million in fiscal 2007 resulting in a gross realized gain of $266 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and 2008, are as follows (in thousands):

	Less than 12 Months			12 Months or Longer			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale

September 30, 2009
U.S. Government agency mortgage-backed securities	13	$11,840	$361	0	$-	$-	13	$11,840	$361
Collateral mortgage obligations	8	63,953	1,935	10	57,559	2,078	18	121,512	4,013
Corporate securities	4	2,556	343	15	12,220	4,782	19	14,776	5,125
Total temporarily impaired	25	$78,349	$2,639	25	$69,779	$6,860	50	$148,128	$9,499

Securities available for sale

September 30, 2008
U.S. Government agency mortgage-backed securities	7	$29,260	$110	0	$-	$-	7	$29,260	$110
Collateral mortgage obligations	21	183,521	14,957	8	23,610	3,529	29	207,131	18,486
Corporate securities	7	3,080	2,948	11	4,986	5,406	18	8,066	8,354
Total temporarily impaired	35	$215,861	$18,015	19	$28,596	$8,935	54	$244,457	$26,950

Securities held to maturity
Municipal obligations	2	$1,819	$224	0	$-	$-	2	$1,819	$224

At September 30, 2009, we had 50 individual available for sale investments that were in an unrealized loss position.  The unrealized losses on investments in U.S. Treasury, U.S. Government agencies and mortgage-backed securities summarized above were attributable to market turmoil and liquidity.

The unrealized losses on the corporate securities are due to credit quality, as well as, liquidity.  We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.  For the year ended September 30, 2009, we recognized other than temporary impairment on ten securities and recorded a charge to earnings of $4.0 million.

Our CMO portfolios, which are non-agency securities, were priced to level three cash flow models because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, and market liquidity to the extent possible.  We noted that this market has had little, if any, new issuances since the credit crisis began.  The Company determined that most sales are forced and do not reflect the true economic value of these securities.

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

To determine a market price for the Company’s collateralized debt obligations (“CDO”), we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  The default model assumed twice the historic default rates, a 15% recovery on all banks in deferral of interest payments and a 2% prepayment rate.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

To determine which individual securities are at risk for other-than-temporary impairment, the Company considers various characteristics of each security including but not limited to the credit rating, the duration and amount of the unrealized loss, and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security-level review, the Company identifies individual securities believed to be at risk for other-than-temporary impairment.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

The following table presents the Company’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive income, credit losses recognized in, and credit ratings from inception to September 30, 2009.  The credit rating reflects the lowest credit rating by any major rating agency.  All private label/CMO securities are comprised of loans originated in 2003, 2004, or 2005 vintages and are in the super senior or senior tranche except four securities, which are in the mezzanine tranche.  All trust preferred corporate debt obligations are $1.0 million or less each, are pooled securities, and are in the mezzanine tranche.  All corporate debt obligations are $1.0 million or less each and are in the mezzanine tranche.  There are $2.8 million of investments in the corporate debt and other investments category that are equity securities, LLCs, and partnerships, and therefore, have no credit rating included in the table below.  Agency MBS, Agency CMO, and Treasury/Agency securities are government guaranteed and therefore, their risk is relatively low.  These securities have no credit rating included in the table below.  Municipal securities are held to maturity.

Amounts in the following table are in millions.

	Amortized								Below Investment
	Cost	Fair Value	OCI	OTTI	AAA	AA	A	BBB	Grade
Private Label / CMO	$342.2	$351.3	$5.6	$(0.8)	$227.5	$15.2	$24.9	$52.7	$31.0
100% Bank Trust Preferred CDO	9.2	5.6	(2.2)	(3.7)	-	-	-	-	5.6
Corporate debt and other investments	7.8	6.4	(0.9)	-	-	-	1.0	1.4	4.0
Agency MBS	114.5	117.3	1.7	-	-	-	-	-	-
Agency CMO	10.1	10.4	0.2	-	-	-	-	-	-
Treasury / Agency	2.2	2.2	-	-	-	-	-	-	-
Municipals	21.9	24.7	-	-	0.7	7.0	11.1	3.8	2.1

Total	$507.9	$517.9	$4.4	$(4.5)	$228.2	$22.2	$37.0	$57.9	$42.7

The "Below Investment Grade" category includes securities that have no credit rating.  Agency MBS, Agency CMO, Treasury/Agency, Equity securities, LLCs, and partnerships are not included in  "Below Investment Grade".  This table represents inception to date balances.

For the year ended September 30, 2009, the Company experienced a credit-related other-than-temporary impairment of $4.0 million, $748 thousand on the private label MBS portfolio and $3.2 million on the CDO portfolio.  This was a charge to earnings noted as “Net impairment losses recognized in earnings”.  The total securities impacted by credit-related other-than-temporary impairment represent less than 0.89% of the investment portfolio and therefore have negligible impact on both our liquidity and capital positions.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The following table represents the amount of the total other-than-temporary impairment related to credit losses for the year ended September 30, 2009, for the CDO and CMO portfolio (in thousands):

	CDOs	CMOs
	Year ended	Year ended
	September 30,	September 30,
	2009	2009
Balance at beginning of period	$486	$-
Additions
Amount related to credit loss for which no previous OTTI recognized	2,493	704
Amount related to credit loss for which previous OTTI recognized	1,103	44
Reductions
Increase in cash flows expected to be collected	(351)	-
Balance at end of period	$3,731	$748

NOTE 6.  Federal Home Loan Bank Capital Stock

First Federal, as a member institution of the Federal Home Loan Banks of Atlanta and Boston, is required to own capital stock in the FHLB of Atlanta and Boston based generally upon a membership-based requirement and an activity based requirement related to the level of advances the Company borrows from the FHLB.  FHLB capital stock is pledged to secure FHLB advances.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  The carrying value (which approximates fair value) of this stock was $46.1 million at September 30, 2009, and $41.8 million at September 30, 2008.

In evaluating other-than-temporary impairment of the FHLB stock, the Company considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances the Company maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA.  The Company believes that the resumption of the common stock dividend and the investment grade rating of AAA indicates that there is no impairment in the investment in FHLB stock as of September 30, 2009.

NOTE 7.  Earnings per Share

Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (in thousands):

	Year ended September 30,
	2009	2008	2007
Weighted average number of common shares used in basic EPS	11,721,074	11,664,116	11,928,547
Effect of dilutive stock options	-	28,150	160,640
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	11,721,074	11,692,266	12,089,187

There were 841,221 option shares and 483,391 convertible stock warrants for fiscal year 2009, 769,484 option shares for fiscal year 2008, and 477,079 option shares for fiscal 2007, which were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The Warrant is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock.  The Warrant expires ten years from the issuance date.  Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.  On September 29, 2009 the Company announced it had raised $65.0 million through a public offering by issuing 4,193,550 shares of the Company’s common stock at $15.50 per share.  On October 9, 2009, the Company announced that the underwriters of its recent public offering of common stock had fully exercised their over-allotment options, resulting in the issuance of 629,032 shares at $15.50 per share.

On November 25, 2009, the Company received notification from the Treasury that an adjustment had been made to the Company’s warrant share position due to the Qualified Equity Offering above.  The new share amount of the warrant is 241,696.

NOTE 8.  Loans Receivable

Loans receivable consisted of the following (in thousands):

	As of September 30,
	2009	2008
Real estate - residential mortgages (1-4 family)	$949,518	$886,488
Real estate - residential construction	41,133	70,396
Commercial secured by real estate including multi-family	435,298	307,903
Real estate - commercial construction	53,219	40,827
Commercial Business Loans	96,559	89,764
Land	300,130	247,862
Home equity loans	394,075	325,354
Manufactured housing loans	244,214	223,476
Credit cards	17,483	16,125
Marine loans	76,748	83,464
Other consumer loans	53,365	56,868
	$2,661,742	$2,348,527

Less:
Allowance for loan losses	68,473	23,990
Total	$2,593,269	$2,324,537

Loans held for sale	$25,603	$8,731

During fiscal 2009, we securitized $337.9 million of portfolio loans through the Federal National Mortgage Association (“Fannie Mae”).  During fiscal 2008 and 2007, we did not securitize any portfolio loans.

We principally originate residential and commercial real estate loans throughout our primary market area located in the coastal region of South Carolina and North Carolina.  Although the coastal region has a diverse economy, much of the area is dependent on the tourism industry and industrial and manufacturing companies.  A substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the real estate market and these economic sectors.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Residential one-to-four family real estate and residential construction loans amounted to $990.7 million at September 30, 2009, and $956.9 million at September 30, 2008.

Commercial real estate loans including multi-family residential and commercial construction loans totaled $488.5 million at September 30, 2009, and $348.7 million at September 30, 2008.  Land and lot loans totaled $300.1 million at September 30, 2009, and $247.9 million at September 30, 2008.  These loans include amounts used for acquisition, development and construction as well as permanent financing of commercial income-producing properties.  Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on income production or future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area.  Currently, there are no borrowers which exceed the general regulatory limitation of 15 percent of First Federal’s capital.  The maximum amount outstanding to any one borrower was $27.8 million at September 30, 2009, and $29.9 million at September 30, 2008.

Non-accrual loans and loans 90 days past due and still accruing are summarized as follows (in thousands):

	As of September 30,
	2009	2008
Non-accrual loans	$80,432	$20,557
Loans past due 90 days and still accruing	121	76
Total	$80,553	$20,633

Loans acquired from Cape Fear Bank that were performing at the time of acquisition, but have subsequently become non-accrual are included in the table above.  Nonperforming loans acquired at acquisition are not included since these loans have been adjusted to fair market value.

Interest income related to non-accrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $4.5 million for the year ended September 30, 2009, $1.5 million for the year ended September 30, 2008, and $424 thousand for the year ended September 30, 2007.  Recorded interest income on these loans was $1.4 million for fiscal 2009, $586 thousand for fiscal 2008, and $109 thousand for fiscal 2007.

An analysis of changes in the allowance for loan losses is as follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Balance, beginning of period	$23,990	$15,428	$14,681

Charge-offs	(27,993)	(9,240)	(5,038)
Recoveries	1,461	863	621
Net charge-offs	(26,532)	(8,377)	(4,417)

Balance on acquired Cape Fear Bank performing loans	4,132	-	-

Provision for loan losses	66,883	16,939	5,164

Balance, end of period	$68,473	$23,990	$15,428

Impaired loans, which are carried at fair value, totaled $51.0 million at September 30, 2009, $6.0 million at September 30, 2008, and $2.9 million at September 30, 2007.  The average recorded investment in impaired loans was $29.9 million for the year ended September 30, 2009, $2.8 million for the year ended September 30, 2008, and $1.3 million for the year ended September 30, 2007.  No interest income was recognized on loans while categorized as impaired loans in fiscal 2009, 2008 or 2007.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 9.  Office Properties and Equipment

Office properties and equipment are summarized as follows (in thousands):

	As of September 30,
	2009	2008
Land	$28,386	$25,253
Buildings and improvements	52,387	51,178
Furniture and equipment	37,284	34,549
Leasehold improvements	9,663	8,446
	127,720	119,426
Less, accumulated depreciation and amortization	(46,699)	(40,630)
Total	$81,021	$78,796

NOTE 10.  Goodwill and Intangible Assets

The following table summarizes the carrying amount of goodwill as of September 30, 2009 and 2008 (in thousands):

	As of September 30,
	2009	2008
Balance at beginning of year	$27,892	$21,679
Goodwill acquired during year	1,386	6,213
Balance at end of year	$29,278	$27,892

The following table summarizes the carrying amount of customer list intangibles as of September 30, 2009 and 2008 (in thousands):
	As of September 30,
	2009	2008
Customer list	$11,734	$3,716
Additions acquired during year	1,093	8,018
Less accumulated amortization	(4,144)	(3,385)
Balance at end of year	$8,683	$8,349

Goodwill increased during fiscal 2009 as a result of the purchase of API for $3.4 million of which $1.3 million was recorded as goodwill.  In addition, the Company recorded $133 thousand for performance related adjustments for insurance agencies of First Southeast Insurance.

The customer list intangible increased $1.1 million during fiscal 2009 as a result of the purchase of API.  Amortization of intangibles was $759 thousand in fiscal 2009, exclusive of debt issuance costs amortization of $57 thousand, $617 thousand in fiscal 2008 and $461thousand in fiscal 2007.  We expect to record amortization expense related to intangibles of $725 thousand for fiscal 2010, $705 thousand for fiscal 2011, $698 thousand for fiscal 2012, $698 thousand for fiscal 2013, $630 thousand for fiscal 2014 and an aggregate of $5.2 million for all years thereafter.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 11.  Mortgage Servicing Rights

 Our portfolio of residential mortgages serviced for others was $1.2 billion at September 30, 2009 and $1.0 billion at September 30, 2008.  We have elected the fair value measurement method for MSRs, which requires the Company to record MSRs initially at fair value, if practicable, and at each subsequent reporting date at fair value.  Changes in fair value are recorded in earnings during the period in which they occur.

Changes in fair value of capitalized MSRs for the years ended September 30, 2009, and 2008, are as follows (in thousands):

	As of September 30,
	2009	2008
Balance at beginning of period	$12,550	$12,831
Additions
Servicing assets that resulted from transfers of financial assets	5,487	2,390
Disposals
Change in fair value:
Due to change in valuation inputs or assumptions	(4,812)	(1,234)
Due to change in decay (principal paydowns or runoff)	(2,059)	(1,430)
Other	-	(7)
Balance at end of period	$11,166	$12,550

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

The amount of contractually specified servicing fees earned by the Company during the year ended September 30, 2009, was $2.8 million, for the year ended September 30, 2008, was $2.7 million, and for the year ended September 30, 2007, was $2.5 million.  We report contractually specified servicing fees in mortgage banking income in the consolidated statements of operations.

During the quarter ended March 31, 2007, we began using free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income.  During the year ended September 30, 2009  we recognized in earnings $3.7 million in net gains on free standing derivatives used to economically hedge the MSRs.  During the years ended September 30, 2008 and 2007, we recognized in earnings $2.7 million in net gains and $134 thousand in net losses, respectively, on free standing derivatives used to economically hedge the MSRs.  The results of the hedging activities are recorded in mortgage banking income in the Consolidated Statements of Income.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential mortgage servicing rights to an immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table.

Residential
Mortgage Servicing Rights
As of September 30, 2009
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$11,166
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.7%
Adjustable-rate mortgage loans	1.3%
Total	100.0%
Constant Prepayment Rate (CPR)	19.0%
Weighted Average Portfolio Rate	5.5%
Discount rate	10.5%
Fair Market Value Change as assumptions change
.50	15.8%
.25	8.0%
Flat (Base Case)
(.25)	-7.9%
(.50)	-15.0%

NOTE 12.  Real Estate and Other Assets Acquired in Settlement of Loans

Real estate and other assets acquired in settlement of loans, including those acquired through the acquisition of Cape Fear Bank are summarized as follows (in thousands):

	As of September 30,
	2009	2008
Real estate acquired in settlement of loans	$20,887	$3,384
Other assets acquired in settlement of loans	1,115	902
Total	$22,002	$4,286

Real estate operations are summarized as follows:

	Year ended September 30,
	2009	2008	2007
(Loss) gains on sale of real estate	$(1,234)	$9	$(51)
Provision charged as a write-down to real estate	(935)	(18)	(21)
Expenses	(902)	(519)	(572)
Rental income	-	-	3
Total	$(3,071)	$(528)	$(641)

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 13.  Deposit Accounts

The deposit balances and related rates were as follows (in thousands):

	As of September 30,
	2009		2008
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Non-interest-bearing demand accounts	$190,159	-%	$175,681	-%
Interest-bearing checking accounts	337,636	0.46	298,619	0.64
Statement and other accounts	154,342	0.44	129,466	0.45
Money market accounts	344,220	0.93	345,328	2.38
	1,026,357	0.53	949,094	1.13
Certificate accounts:
Fixed-rate	1,262,400	2.63	880,815	3.72
Variable-rate	14,854	1.00	21,193	2.15
	1,277,254	2.61	902,008	3.68
Total	$2,303,611	1.68%	$1,851,102	2.37%

Scheduled maturities of certificate accounts were as follows (in thousands):

	As of September 30,
	2009	2008
Within one year	$880,470	$637,486
Over one to two years	264,941	126,772
Over two to three years	82,541	86,833
Over three to four years	22,433	27,757
Over four to five years	26,858	23,125
Thereafter	11	35
Total	$1,277,254	$902,008

We have pledged certain interest-earning deposits and investment and mortgage-backed securities available for sale with a fair value of $87.6 million at September 30, 2009, and $115.7 million at September 30, 2008, to secure deposits by various entities.

Time deposits with balances equal to or exceeding $100 thousand totaled $595.0 million at September 30, 2009, and $343.2 million at September 30, 2008.  The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of September 30, 2009.  Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates and terms.

Scheduled maturities of time deposits with balances equal to or exceeding $100 thousand were as follows (in thousands):

Maturity Period

Three months or less	$43,615
Over three through six months	81,330
Over six through twelve months	177,689
Over twelve months	292,408
Total	$595,042

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 14.  Advances From Federal Home Loan Bank

Advances from the FHLB of Atlanta consisted of the following (dollars in thousands):

	As of September 30,
	2009		2008
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
One year	$134,516	6.05%	$393,000	3.25%
Two years	75,235	3.49	125,000	6.31
Three years	25,000	4.68	75,000	3.50
Four years	-	-	25,000	4.68
Five years	-	-	-	-
Six years	58,000	3.51	-	-
Seven years	125,000	3.83	50,000	3.41
Eight years	25,000	4.53	75,000	4.13
Nine years	50,000	3.47	25,000	4.53
Ten years	-	-	50,000	3.47

Total	$492,751	4.39%	$818,000	3.93%

As collateral for our advances we have pledged, in the form of blanket liens, eligible single-family loans, home equity lines of credit, second mortgages and specific securities in the amount of $1.1 billion as of September 30, 2009 and 2008.  In addition, all of our FHLB stock is pledged as of September 30, 2009 and 2008.  Advances are subject to prepayment penalties and to calls at the option of the FHLB of Atlanta.  The advances callable in fiscal 2010 are $134.5 million with a weighted average rate of 6.05% and $75.2 million callable in fiscal 2011 with a weighted average rate of 3.49%.  During fiscal years 2009 and 2008, the FHLB did not exercise any of the call provisions related to the advances.

NOTE 15.  Other Short-term Borrowings

Borrowings and their related weighted average interest rates were (dollars in thousands):

	As of September 30,
	2009		2008
	Balance	Rate	Balance	Rate
Bank Line of Credit	$28,000	2.69%	$28,000	4.29%
Federal Reserve	$230,000	0.25	-	-
Other borrowings	813	2.71	813	2.71
	$258,813	0.52%	$28,813	4.25%

Securities sold under agreements to repurchase are agreements in which we acquire funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.

The Company has a $35.0 million funding line of credit with JPMorgan Chase Bank.  At September 30, 2009, $28.0 million had been drawn down on the line.  The rate on the line is indexed to LIBOR.  We are currently in default on the terms of this line of credit.  The terms of the line of credit require that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009, this ratio was at 3.77%, and as a result we were in default on the line of credit. Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to make additional borrowings under the line.  While we currently have the resources at First Financial to repay the line of credit, such a repayment would result in a reduction in the funds available to us to operate our business.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Other borrowings consist of notes payable by our subsidiaries.  One subsidiary has multiple notes payable to a South Carolina non-profit organization with balances totaling $812 thousand at September 30, 2009, and $813 thousand at September 30, 2008.  Repayment terms are based on cash flows of the underlying project.

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

Debt issuance costs, net of amortization, from debt associated with trust preferred securities totaled $ 1.3 million at September 30, 2009 and $ 1.4 million at September 30, 2008 and are included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs from debt associated with trust preferred securities totaled $55 thousand for fiscal 2009 and $55 thousand for fiscal 2008.  See Note 1, Principles of Consolidation, for further discussion.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 17.  Income Taxes

Income tax expense is comprised of the following (in thousands):

Year ended September 30,	Federal	State	Total
2009
Current	$21,062	$2,944	$24,006
Deferred	(5,661)	(127)	(5,788)
Total	$15,401	$2,817	$18,218
2008
Current	$26,288	$1,574	$27,862
Deferred	(13,100)	(403)	(13,503)
Total	$13,188	$1,171	$14,359
2007
Current	$15,773	$2,142	$17,915
Deferred	(2,557)	17	(2,540)
Total	$13,216	$2,159	$15,375

A reconciliation of total tax expense for the periods indicated follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Tax (benefit) expense - continuing operations	$(615)	$14,359	$15,375
Tax expense - extraordinary items	18,833	-	-
Total tax expense	$18,218	$14,359	$15,375

A reconciliation from expected federal tax expense of 35% to consolidated effective income tax expense for the periods indicated follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Expected federal income tax expense	$16,638	$12,949	$14,157
Increases (reductions) in income taxes resulting from:
Tax exempt income	(418)	(125)	(108)
State income tax expense, net of federal income tax effect	1,830	1,570	1,404
Other, net	168	(35)	(78)
Total	$18,218	$14,359	$15,375

Effective tax rate	38.3%	38.8%	38.0%

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of September 30,
	2009	2008
Deferred tax assets:
Loan loss allowances deferred for tax purposes	$26,924	$9,339
Expenses deducted under economic performance rules	1,746	624
Net operating loss carryforward	74	103
Post retirement benefits	706	705
Unrealized loss on securities available for sale	-	9,846
Book over tax basis on intangibles	5,709	5,461
Other	976	1,245
Total gross deferred tax assets	$36,135	$27,323

Deferred tax liabilities:
FHLB stock dividends deferred for tax purposes	$3,667	$1,704
Loan fee income adjustments for tax purposes	1,704	3,582
Expenses deducted under economic performance rules	1,120	838
Unrealized gain on securities available for sale	2,832	-
Excess carrying value of assets acquired for financial reporting purposes over tax basis	6,560	11,219
Other	675	-
Deferred Gain	16,488	-
Total gross deferred tax liabilities	$33,046	$17,343

Net deferred asset (liability)	$3,089	$9,980

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale.  The related current period tax expense of $12.7 million has been recorded directly to stockholders’ equity.  The balance of the change in the net deferred tax asset results from current period deferred tax benefit of $5.8 million.  The net deferred tax asset is reported in Other Assets in the Consolidated Statements of Financial Condition.

Deferred tax assets or liabilities are initially recognized for differences between the financial statement carrying amount and the tax basis of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards.  A valuation allowance is then established, as applicable, to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods.  Sources of taxable income that may allow for the realization of tax benefits include (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, and (3) taxable income generated by future operations.  There was no valuation allowance for deferred tax assets as of September 30, 2009 and 2008.  It is management’s belief that realization of the deferred tax asset is more likely than not.

The consolidated financial statements at September 30, 2009 and 2008 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 18.  Share-Based Payment Arrangements

At September 30, 2009, we had several share-based payment plans for employees, which are described below.  The total compensation cost of share-based payment plans during the year ended September 30, 2009, was $524 thousand, for the year ended September 30, 2008, was $829 thousand and for the year ended September 30, 2007, was $838 thousand.  The amount of related income tax benefit recognized in income during the year ended September 30, 2009, was $7 thousand, for the year ended September 30, 2008, was $4 thousand and for the year ended September 30, 2007, was $95 thousand.  This resulted in an $847 thousand reduction in net income for 2009, an $825 thousand reduction for 2008 and a $743 thousand reduction in 2007.  Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

At the January 25, 2007 annual meeting, shareholders ratified the adoption of the 2007 Equity Incentive Plan (“2007 EIP”).  The plan allows us to issue Qualified and Non-qualified Stock Options as well as Restricted Stock Awards and Stock Appreciation Rights.  Share option grants, stock appreciation rights and restricted stock awards are granted with an exercise price equal to the market price of First Financial Holdings, Inc. at the date of grant.  The share option awards, stock appreciation rights and restricted awards generally become exercisable in full at the time of the grant or at such other times and in such installments as may be specified in the agreement.  The 2007 EIP provides for accelerated vesting if there is a change in control, as defined in the plan.  Share options granted under the plan that remain outstanding totaled 354,003 at September 30, 2009.  The Plan has 320,997 option and stock appreciation right shares and 225,000 restricted stock award shares available for grant at September 30, 2009.

Our 1990 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan, 2001 Stock Option Plan and 2005 Stock Option Plan (collectively, the “Plans”), all of which were shareholder-approved, allowed for the grant of tax-qualified incentive share options or non-qualified share options to its employees.  Share option awards were granted with an exercise price equal to the market price of First Financial Holdings, Inc.'s shares at the date of grant; these share option awards generally vest based on five years or less continuous service or they were awarded based on previous service to the Company.  Share options were granted with varying contractual terms but the maximum term is a ten year term.  Share options granted under the Plans that remain outstanding totaled 419,297 at September 30, 2009.  Although the 1997 Plan, the 2001 Plan and the 2005 Plan have an aggregate of 187,320 shares available for grant at September 30, 2009, upon ratification of the 2007 EIP, all grants will use shares available from the 2007 EIP.

The 1994 Directors Stock Option-for-Fees Plan and the 2004 Directors Stock Option-for-Fees Plan  (collectively, the “Director Plans”), which were shareholder approved, permit the grant of non-qualified share options to directors based on a calculated value of deferred directors’ fees and the market price of our common stock on the first day of each fiscal year.  These share options vest over the term of the service period related to the deferred director’s fees, which generally is one year.  The maximum term of the share options awarded is ten years under the Director Plans.  The Director Plans provides for accelerated vesting if there is a change in control (as defined in the Director Plans).  Share options granted under the Director Plans that remain outstanding totaled 67,921 at September 30, 2009.  The 2004 Stock Option-for-Fees Plan has 135,271 shares available for grant at September 30, 2009.  However, as of the ratification of the 2007 EIP the shares available for the Director Plans will not be used as all future grants will use shares available from the 2007 EIP.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

During May of fiscal 2007, options for 108,000 shares were issued which will vest based on the attainment of certain three year goals for the consolidated efficiency ratio.  The first determination period was the twelve months ended March 31, 2008, and the second determination period was the twelve months ended March 31, 2009.  We did not attain the first or second year goal; however, attainment of subsequent year goals can be retroactively applied.

A summary of assumptions used to determine the fair value of options granted during the years ended September 30, 2009 and 2008 is presented below:

	Year ended September 30,
	2009	2008

Expected volatility	56.4% - 70.3%	34.5% - 40.5%
Weighted-average volatility	57.8%	35.4%
Expected dividends	5.03%	3.85%
Expected term (years)	3.75	3.75
Risk-free rate	1.3% - 2.4%	3.2% - 3.5%

A summary of stock option activity under the 2007 EIP, Plans and Director Plans as of September 30, 2009 and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2007	881,303	27.30
Granted	134,120	27.33
Exercised	(64,071)	18.31
Forfeited or expired	(65,608)	28.83
Outstanding at October 1, 2008	885,744	27.85
Granted	131,068	18.46
Exercised	(18,083)	16.16
Forfeited or expired	(157,508)	27.94
Outstanding at September 30, 2009	841,221	26.62	3.03	(366)

Exercisable at September 30, 2009	567,076	27.73	2.73	(430)

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Stock options outstanding and exercisable as of September 30, 2009, are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price
$8.90 / $13.63	21,367	3.21	$10.16	8,611	$12.02
$14.00 / $16.88	30,036	1.06	14.75	30,036	14.75
$17.00 / $19.54	141,638	3.47	19.04	27,641	17.00
$20.77 / $23.90	99,970	3.04	23.21	92,739	23.22
$24.55 / $28.50	210,147	2.98	26.79	120,404	26.60
$29.35 / $31.90	62,399	1.76	31.21	62,399	31.21
$32.28 / $38.71	275,664	3.33	33.13	225,246	32.88
	841,221	3.03	$26.62	567,076	$27.73

The weighted-average grant-date fair value of share options granted during the year ended September 30, 2009, was $5.83.  The total intrinsic value of share options exercised during the year ended September 30, 2009, was $81 thousand.

As of September 30, 2009, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the Share Plans and at September 30, 2008, there was $1.3 million of total unrecognized compensation costs.  That cost is expected to be recognized over a weighted-average period of 0.92 years at September 30, 2009, and 0.90 years at September 30, 2008.  The total original fair-value of shares vested during the year ended September 30, 2009, was $876 thousand and $500 thousand at September 30, 2008.  The total compensation costs recognized during the year ended September 30, 2009, was $524 thousand and $829 thousand for the year ended September 30, 2008, as the cost is generally recognized over the service period on a straight line basis.

Cash received from share option exercises totaled $427 thousand during the year  ended September 30, 2009, and $1.3 million for the year  ended September 30, 2008.  The actual tax benefit realized for the tax deductions from option exercises totaled $11 thousand for the year  ended September 30, 2009, and $63 thousand for the year ended September 30, 2008.  We issue shares upon exercise of share options from newly issued shares that have been reserved for the various plans.

Performance Equity Plan for Non-Employee Directors

On January 27, 2005, the shareholders approved the Performance Equity Plan for Non-Employee Directors (the "PEP Plan").  The purpose of the PEP Plan is to provide non-employee directors with an opportunity to increase their equity interest in First Financial if First Financial and First Federal attain specific financial criteria.

Performance targets for fiscal 2008 resulted in the awarding of 1,982 shares during fiscal 2009 to the directors serving First Financial and the subsidiaries.  There were no shares awarded during fiscal 2008 as performance targets for fiscal 2007 were not met.  A maximum of 60,000 shares are reserved for issuance under the PEP Plan.  As of September 30, 2009, there were 50,821 shares available for future issuance.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The Company’s 401K matching contribution charged to expense was $763 thousand for the year ended September 30, 2009, $1.6 million for the year ended September 30, 2008, and $1.6 million for the year ended September 30, 2007.  The Company suspended the Company match at the end of the quarter ended March 31, 2009, in connection with its cost savings initiatives implemented in January 2009.

The Sharing Thrift Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a Profit Sharing Contribution dependent on the profitability of First Financial.  Employees become vested in Profit Sharing Contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over.  Employees are able to direct the investment of Profit Sharing Contributions made to their accounts to any of the Plan investment funds.  As a result of the cost savings initiatives implemented in fiscal 2009, the Company did not incur a profit sharing contribution expense for the fiscal year.  For fiscal years 2008 and 2007, the total profit sharing contribution expense was $1.5 million in each year.

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

In October 2007 we offered an early retirement program to full-time employees who met certain age and service criteria. The early retirement program was accepted by 26 employees in a number of positions and markets. The pre-tax expense related to this program recorded in the December 2007 quarter, as a one-time charge, was $1.8 million, which included $412 thousand of health care benefits.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated (in thousands):

	As of September 30,
	2009	2008
Change in benefit obligation:
Benefit obligation at October 1	$1,812	$1,676
Interest cost	125	113
Plan participants’ contribution	18	433
Actuarial loss (gains)	254	(74)
Benefit payments	(428)	(370)
less: Medicare D Subsidy Receivable	34	34
Benefit obligation at September 30	$1,815	$1,812
Change in plan assets:
Fair value of plan assets at October 1	$-	$-
Employer contributions	410	349
Plan participants’ contributions	18	21
Benefit payments	(428)	(370)
Fair value of plan assets at September 30	$-	$-

Plan Assets
The plan is unfunded.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at September 30, 2009 and 2008 are as follows:

	Year ended September 30,
	2009	2008
Discount rate	5.25%	7.43%

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended September 30 includes the following components (in thousands):

	Year ended September 30,
	2009	2008	2007
Service cost - benefits earned during the year	$7	$9	$3
Interest cost on projected benefit obligation	125	112	89
Net amortization and deferral of loss (gain)	79	79	79
Net pension cost included in employee benefit expense	$211	$200	$171

The Company revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Benefit Payments

Presented below are the estimated future benefit payments:

As of September 30, 2009
2010	$155
2011	157
2012	163
2013	165
2014	168
2015-2019	778

NOTE 20.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $58.7 million at September 30, 2009.  These were principally single-family residential loan commitments.  Outstanding undisbursed closed mortgage construction loans amounted to $31.8 million.  In addition, the Company had undisbursed closed mortgage loans of $9.3 million and undisbursed non-mortgage closed loans of $800 thousand.  Other loan commitments to originate non-mortgage loans totaled $115 thousand at September 30, 2009.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

We originate and service mortgage loans.  All of our loan sales have been without provision for recourse.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $404.9 million at September 30, 2009, $334.8 million at September 30, 2008 and $365.6 million at September 30, 2007.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of September 30, 2009, we believe there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2009, was $1.9 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitments to originate fixed rate conforming loans totaled $48.2 million at September 30, 2009.  It is anticipated 75% of these loans will close totaling $36.2 million.  The fair value of the $36.2 million is an asset of $93 thousand at September 30, 2009.  The off-balance sheet obligations under the above derivative instruments totaled $81.7 million at September 30, 2009, with a fair value adjustment of an asset of $184 thousand.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSRs.  During the fiscal year ended September 30, 2009, gross MSRs values decreased $6.9 million due to interest rate movements and decay, while hedge gains totaled $3.7 million. The notional value of our off-balance sheet positions as of September 30, 2009, totaled $73.0 million with a fair value of an asset of $728 thousand.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Lease Commitments

We occupy office space and land under leases expiring on various dates through 2034.  Minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Year ended September 30, 2009
One year	$2,476
Two years	2,051
Three years	1,712
Four years	1,383
Five years	1,031
Thereafter	3,605
Total	$12,258

Rental expenses under operating leases were $2.5 million for the year ended September 30, 2009, $2.0 million for the year ended September 30, 2008, and $2.1 million for the year ended September 30, 2007.

Legal Proceedings and Claims

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business.  In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 21.   Loan Sales

In March 2009, the Company began to package mortgage loans as securities to investors.  The Company securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued through Fannie Mae and sells the resulting securities to third party investors.  The Company records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Refer to Note 1, Transfer of Financial Assets, for further detail on loan securitizations.

During 2009, we transferred a small percentage of closed mortgage loans to the Federal Home Loan Bank of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the Federal Home Loan Bank of Boston and First Southeast Reinsurance Company, a subsidiary of First Federal Savings and Loan Association of Charleston.  The transfers have been reduced during fiscal year 2009 as a result of increased loan securitizations.  The agreement with the FHLB – Boston establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Program and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”).  The transfers are intended to be true sales and accordingly, the Federal Home Loan Bank of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.  During fiscal year 2008, we transferred closed mortgage loans to the Federal Home Loan Bank of Atlanta.  The FHLB of Atlanta discontinued the MPF program during the second quarter of fiscal 2008.

The credit risk on the MPF program is shared between First Federal and the respective Federal Home Loan Bank by structuring the potential loss exposure into several layers.  The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB of Boston.  Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy.  Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from First Federal’s credit enhancement obligation for the Master Commitment (generally 20 basis points).  The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Upon completion of a transfer of loans to the FHLB, First Federal recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance.  First Federal recognizes at fair value its recourse obligation due to the credit enhancement obligation.  When applying sales accounting treatment to the sales under the Agreement, these respective fair values enter into First Federal’s gain or loss on the sales.  Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods.  As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established.  To date, First Federal has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above.  Any losses to date have been immaterial and were out of the FLA.

For the year ended September 30, 2009, the Company had loan securitizations and whole loan sales of approximately $438.9 million, of which $77.9 million were whole loan sales and $337.9 million were loan securitizations to the Federal National Mortgage Association, $12.3 million were loan sales to the Federal Home Loan Bank of Boston, and $10.8 million were loan sales to other investors.

For the same period ended September 30, 2008, whole loan sales were $200.9 million, of which $32.1 million were to the Federal National Mortgage Association, $81.9 million were to the Federal Home Loan Bank of Atlanta, $58.3 million were to the Federal Home Loan Bank of Boston, and $28.6 million were to other investors.

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total assets (as defined), and of risk-based capital (as defined) to risk-based assets (as defined).  Management believes, as of September 30, 2009, that First Federal meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized First Federal must maintain minimum total risk-based, Tier I risk-based, and Tier I core (“leverage”) ratios as set forth in the table.  There are no conditions or events since that date that management believes have changed the institution’s category.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

First Federal’s actual capital amounts and ratios as of September 30, 2009 and 2008 are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Tangible capital (to Total Assets)	$265,972	7.67%	$52,208	1.50%
Core capital (to Total Assets)	265,972	7.67	138,765	4.00	$173,456	5.00%
Tier I capital (to Risk-based Assets)	265,972	9.77			162,357	6.00
Risk-based capital (to Risk-based Assets)	298,322	11.02	216,476	8.00	270,595	10.00

As of September 30, 2008
Tangible capital (to Total Assets)	$215,844	7.32%	$43,876	1.50%
Core capital (to Total Assets)	215,844	7.32	117,937	4.00	$147,421	5.00%
Tier I capital (to Risk-based Assets)	215,844	9.75			131,735	6.00
Risk-based capital (to Risk-based Assets)	235,961	10.75	175,647	8.00	219,559	10.00

The OTS’s capital distribution regulations specify the conditions relative to an institution’s ability to pay dividends.  The regulations permit institutions meeting fully phased-in capital requirements and subject only to normal supervision to pay out 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well capitalized after the distribution, without supervisory approval.

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

As a recipient of funds from the U.S. Treasury’s Capital Assistance Program and specifically, the Troubled Asset Relief Program, the Company is restricted from paying quarterly common stock dividend payments in excess of $0.255 per share unless approved by Treasury and the OTS, as our primary regulator.

First Federal is required by bank regulatory agencies to maintain certain minimum balances of cash or non-interest bearing deposits with the Federal Reserve.  The required balance at September 30, 2009 and September 30, 2008 was $5.0 million.

NOTE 23.  Fair Value of Financial Instruments

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date.  U.S. GAAP establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular instrument.  Disclosure requirements place emphasis on the inputs used to measure fair value and the effect on the measurement on earnings for the period.

The Company has established a process for determining fair value.  Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices.  Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Consolidated Financial Statements.  Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices.  If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur.  If it is determined that the price lacks validity, that price will not be used.

U.S. GAAP allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  To determine our pricing valuation, the Company obtained fair values for its private label mortgage backed securities (“MBS”) investments from third party pricing vendors.  We determined an economic spread and obtained pricing for comparable products.  A Bloomberg pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points are added to the spread and 100 basis points are added for an AA rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

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

The Company has various controls in place to validate that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable.  This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant.  The Company’s fair value models utilize modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security.  The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates.  The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR.  Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium.  Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation.  Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2009 and 2008 (in thousands):

	As of September 30,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$78,070	$78,070	$62,949	$62,949
Investments available for sale	13,756	13,756	17,094	17,094
Investments held to maturity	22,401	25,185	2,043	1,819
Investment in capital stock of FHLB	46,141	46,141	41,832	41,832
Mortgage-backed securities available for sale	478,980	478,980	351,110	351,110
Loans receivable, net	2,618,872	2,652,207	2,333,268	2,345,496
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	$1,026,357	$1,026,357	$949,094	$949,094
Certificate accounts	1,277,254	1,293,091	902,008	904,175
Advances from FHLB	492,751	520,000	818,000	831,972
Other borrowings	258,813	258,647	28,813	28,675
Long-term debt	46,392	34,794	46,392	31,922

Our financial instruments for which fair value approximates the carrying amount at September 30, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, mortgage-backed securities and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and mortgage backed securities may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as single-family residential, multi-family, non-residential, commercial and consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

The information presented is based on pertinent information available to management as of September 30, 2009.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

The following table presents the financial instruments measured at fair value on a recurring basis as of September 30, 2009, on the Consolidated Statements of Financial Condition utilizing the hierarchy discussed on the previous pages (in thousands):

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
U.S. Government agency	$-	$2,185	$-	$2,185

Mortgage-backed securities	-	100,515	16,773	117,288
Collateral mortgage obligations	-	18,214	343,478	361,692
Corporate and other securities	100	1,427	7,595	9,122
Municipals	-	474	-	474
Equities	1,000	-	975	1,975
Securities available for sale	1,100	122,815	368,821	492,736
Residential mortgage servicing rights	-	-	11,166	11,166
Derivative Financial Instruments	1,616	-	-	1,616
Total assets at fair value	$2,716	$122,815	$379,987	$505,518

The table below includes changes in Level 3.  Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources.  The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands):

		Residential
	Securities	mortgage
	available for	servicing
	sale	rights
Balance at September 30, 2008	$42,890	$12,550
Total net gains (losses) for the year included in:
Net gains (losses)	-	(6,872)
Other comprehensive income(loss), gross	(59,034)	-
Purchases, sales or settlements, net	90,674	5,488
Net transfer in/out of Level 3	294,291	-
Balance at September 30, 2009	$368,821	$11,166
For the year ended September 30, 2009, net transfers into Level 3 consisted of $1.3 million of debt securities and $293.0 million of collateralized mortgage obligations (“CMO”).  These securities had a significant decrease in their volume and level of activity and as a result few observable inputs for valuation existed.  These valuation inputs were considered distressed and therefore the securities were designated Level 3.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Mortgage loans held for sale and real estate and other assets acquired in settlement of loans

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value.  Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Real estate and other assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property.  Fair value is generally based on appraisals of the real estate or market prices for similar non real estate property and is considered to be Level 3 in the fair value hierarchy.

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands).

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$-	$25,603	$-	$25,603
Real estate and other assets acquired in settlement of loans	-	-	22,002	22,002
Total nonrecurring basis measured assets	$-	$25,603	$22,002	$47,605

NOTE 24.  Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in Coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to Pender, Brunswick, and New Hanover Counties in North Carolina and inland Florence County, South Carolina.

Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.  Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the years ended September 30, 2009, and 2008.  First Southeast Fiduciary & Trust Services, Inc., which provides trust and other asset management services in a fiduciary capacity to customers of First Federal was dissolved effective September 30, 2008, and all operations were moved to First Federal and are included in the banking segment for the years ended September 30, 2009, and 2008.

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through twelve offices.  Nine offices are located throughout the coastal regions of North and South Carolina, and one office each in Florence, South Carolina; Columbia, South Carolina; and Burlington, North Carolina.  Revenues consist principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc., operates as a managing general agency and brokerage through its primary office, located in Myrtle Beach, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands).

Year ended September 30, 2009

		Insurance
	Banking	Activities	Other	Total
Interest income	$188,746	$72	$(22)	$188,796
Interest expense	63,069	635	3,410	67,114
Net interest income	125,677	(563)	(3,432)	121,682
Provision for loan losses	66,883	-	-	66,883
Other income	27,766	165	1,664	29,595
Commissions on insurance and other agency income	265	24,597	(196)	24,666
Non-interest expenses	83,852	19,463	5,081	108,396
Amortization of intangibles	25	734	57	816
Income tax expense (benefit)	446	1,538	(2,599)	(615)
Income (loss) before extraordinary items	$2,502	$2,464	$(4,503)	$463
Extraordinary gain on acquisiton, net of tax	28,857	-	-	28,857
Net income (loss)	$31,359	$2,464	$(4,503)	$29,320

September 30, 2009
Total assets	$3,458,268	$54,534	$(2,515)	$3,510,287
Loans	2,618,872	-	-	2,618,872
Deposits	2,412,379	-	(108,768)	2,303,611

Year ended September 30, 2008

		Insurance
	Banking	Activities	Other	Total
Interest income	$174,621	$120	$31	$174,772
Interest expense	79,652	372	3,384	83,408
Net interest income	94,969	(252)	(3,353)	91,364
Provision for loan losses	16,939	-	-	16,939
Other income	35,404	138	2,529	38,071
Commissions on insurance and other agency income	298	24,698	(166)	24,830
Non-interest expenses	76,308	18,422	4,982	99,712
Amortization of intangibles	10	607	-	617
Income tax expense (benefit)	14,177	2,132	(1,950)	14,359
Net income (loss)	$23,237	$3,423	$(4,022)	$22,638

September 30, 2008
Total assets	$2,921,325	$54,520	$(1,851)	$2,973,994
Loans	2,333,268	-	-	2,333,268
Deposits	1,864,797	-	(13,695)	1,851,102

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Year ended September 30, 2007

		Insurance
	Banking	Activities	Other	Total
Interest income	$167,323	$605	$72	$168,000
Interest expense	82,151	225	2,797	85,173
Net interest income	85,172	380	(2,725)	82,827
Provision for loan losses	5,088	76	-	5,164
Other income	28,526	184	2,528	31,238
Commissions on insurance and other agency income	303	21,893	(150)	22,046
Non-interest expenses	68,977	16,573	4,489	90,039
Amortization of intangibles	-	461	-	461
Income tax expense (benefit)	14,983	1,925	(1,533)	15,375
Net income (loss)	$24,953	$3,422	$(3,303)	$25,072

September 30, 2007
Total assets	$2,670,249	$39,334	$1,787	$2,711,370
Loans	2,137,366	3,403	-	2,140,769
Deposits	1,862,277	-	(8,226)	1,854,051

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 25.  First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

At September 30, 2009 and 2008, our principal asset was our investment in our subsidiaries, and our principal source of income was dividends and equity in undistributed earnings from our subsidiaries.  The following is our condensed financial information (in thousands).

Statements of Financial Condition

		As of September 30,
		2009	2008
Assets
Cash and cash equivalents		$101,295	$6,901
Investments available for sale		775	775
Mortgage-backed securities available for sale, at fair value		22	24
Office properties and equipment, net		-	-
Investment in subsidiaries		320,892	248,757
Advances to / receivables from subsidiaries		-	13
Other		3,210	3,034
Total assets		$426,194	$259,504
Liabilities and Stockholders’ Equity
Accrued expenses		$153	$1,634
Other borrowed money		28,000	28,000
Long-term debt		46,392	46,392
Stockholders’ equity		351,649	183,478
Total liabilities and stockholders’ equity		$426,194	$259,504

Statements of Operations

	Year ended September 30,
	2009	2008	2007
Income
Increase (decrease) of equity in undistributed earnings of subsidiaries	$31,227	$12,959	$8,811
Dividend income	2,500	13,950	19,650
Interest income	(1)	85	417
Net gain on sale of investments	-	-	237
Other income	382	320	337
Total income	34,108	27,314	29,452
Expenses
Interest expense	3,455	3,468	3,170
Salaries and employee benefits	2,609	2,094	1,766
Stockholder relations and other	1,251	1,257	1,030
Total expense	7,315	6,819	5,966
Net income before tax	26,793	20,495	23,486
Income tax benefit	(2,527)	(2,143)	(1,586)
Net income	$29,320	$22,638	$25,072

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

Statements of Cash Flows

	Year ended September 30,
	2009	2008	2007
Operating Activities
Net income	$29,320	$22,638	$25,072
Adjustments to reconcile net income to net cash provided by operating activities
Increase of equity in undistributed earnings of subsidiaries	(31,227)	(12,959)	(8,811)
Depreciation	-	13	32
Amortization of issuance cost, trust preferred	55	55	53
Stock option compensation expense	524	829	838
Tax benefit resulting from stock options	11	25	10
(Increase) decrease in other assets	(219)	(116)	(91)
Cumulative effect of FASB ASC 740	-	(240)	-
Increase (decrease) in accrued expenses	(1,500)	337	(23)
Net cash provided by operating activities	(3,036)	10,582	17,080
Investing Activities
Repayments on mortgage-backed securities	2	10	12
Equity investments in subsidiaries	(21,000)	(24,363)	-
Net sale (purchase) of investments available for sale	-	-	6,646
Decrease (increase) in line of credit to affiliate	-	3,195	1,845
Net cash (used by) provided by investing activities	(20,998)	(21,158)	8,503
Financing Activities
Net increase in other borrowings	-	23,000	5,000
Proceeds from issuance of common stock	60,638	-	-
Proceeds from exercise of stock options	350	1,317	3,111
Tax benefit from exercise of stock options	11	25	10
Dividends paid	(7,395)	(11,891)	(11,941)
Treasury stock purchased	(176)	(190)	(16,963)
Proceeds from stock warrants	2,980	-	-
Proceeds from preferred stock	62,020	-	-
Net cash provided by (used in) financing activities	118,428	12,261	(20,783)
Net increase (decrease) in cash and cash equivalents	94,394	1,685	4,800
Cash and cash equivalents at beginning of period	6,901	5,216	416
Cash and cash equivalents at end of period	$101,295	$6,901	$5,216
Supplemental disclosures:
Cash paid during the period for:
Interest	$68	$3,225	$3,150
Income taxes	11,654	20,666	17,440
Unrealized net (loss) gain on securities available for sale, net of income tax	-	-	(20)

NOTE 26.  Dividend Reinvestment and Direct Purchase Plan

We have a Dividend Reinvestment and Direct Purchase Plan, as amended December 1, 1998, for which shares are purchased only on the open market.  At September 30, 2009, 637,703 shares had been purchased or transferred to the Plan and remain in the Plan.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 27. Quarterly Results (Unaudited)

Summarized below are selected financial data regarding results of operations for the periods indicated (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009
Total interest income	$43,984	$43,731	$51,266	$49,815	$188,796
Net interest income	25,131	26,961	35,539	34,051	121,682
Provision for loan losses	20,471	12,765	12,367	21,280	66,883
Income (loss) before income taxes	(10,677)	4,991	7,997	(2,463)	(152)
Income (loss) before extraordinary items	(6,547)	3,119	5,155	(1,264)	463
Extraordinary item	-	-	28,857	-	28,857
Net Income (loss)	(6,547)	3,119	34,012	(1,264)	29,320
Net income (loss) available to common shareholders	(6,824)	2,176	33,067	(2,193)	26,226
EPS before extraordinary items
Basic	$(0.58)	$0.27	$0.44	$(0.09)	$0.04
Diluted	(0.58)	0.27	0.44	(0.09)	0.04
EPS net income (loss)
Basic	$(0.58)	$0.27	$2.91	$(0.10)	$2.50
Diluted	(0.58)	0.27	2.91	(0.10)	2.50
EPS available to common shareholders
Basic	$(0.58)	$0.19	$2.83	$(0.20)	$2.24
Diluted	(0.58)	0.19	2.83	(0.20)	2.24

2008
Total interest income	$44,363	$43,810	$43,229	$43,370	$174,772
Net interest income	21,060	22,141	24,009	24,154	91,364
Provision for loan losses	3,248	3,567	4,907	5,217	16,939
Income (loss) before income taxes	4,812	12,313	9,775	10,097	36,997
Income (loss) before extraordinary items	2,897	7,530	5,902	6,309	22,638
Extraordinary item	-	-	-	-	-
Net Income (loss)	2,897	7,530	5,902	6,309	22,638
Net income (loss) available to common shareholders	2,897	7,530	5,902	6,309	22,638
EPS before extraordinary items
Basic	$0.25	$0.65	$0.51	$0.54	$1.94
Diluted	0.25	0.64	0.51	0.54	1.94
EPS net income (loss)
Basic	$0.25	$0.65	$0.51	$0.54	$1.94
Diluted	0.25	0.64	0.51	0.54	1.94
EPS available to common shareholders
Basic	$0.25	$0.65	$0.51	$0.54	$1.94
Diluted	0.25	0.64	0.51	0.54	1.94

2007
Total interest income	$41,185	$41,388	$42,540	$42,931	$168,044
Net interest income	20,702	20,455	20,981	20,692	82,830
Provision for loan losses	852	1,072	1,391	1,849	5,164
Income (loss) before income taxes	9,002	11,742	10,308	9,395	40,447
Income (loss) before extraordinary items	5,843	7,540	6,498	5,191	25,072
Extraordinary item	-	-	-	-	-
Net Income (loss)	5,843	7,540	6,498	5,191	25,072
Net income (loss) available to common shareholders	5,843	7,540	6,498	5,191	25,072
EPS before extraordinary items
Basic	$0.49	$0.63	$0.55	$0.44	$2.10
Diluted	0.48	0.62	0.54	0.44	2.07
EPS net income (loss)
Basic	$0.49	$0.63	$0.55	$0.44	$2.10
Diluted	0.48	0.62	0.54	0.44	2.07
EPS available to common shareholders
Basic	$0.49	$0.63	$0.55	$0.44	$2.10
Diluted	0.48	0.62	0.54	0.44	2.07

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008 and 2007

NOTE 28. Subsequent Events

On October 9, 2009, the underwriters of the Company’s recent public offering of common stock exercised their over-allotment option, resulting in the issuance of an additional 629,032 shares with proceeds to the Company of $9.2 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of September 30, 2009, the Company’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the Company’s independent registered public accounting firm, issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed by the Company in a report on form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item contained under the sections captioned “Proposal I—Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement for its annual meeting of stockholders to be held in January 2010, a copy of which has been filed with the SEC, the "Proxy Statement", is incorporated in this document by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The following table summarizes share and exercise price information about our equity compensation plan as of September 30, 2009:

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm – see Item 8 for reference.

All other schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

2.	Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

2.1	Purchase and Assumption Agreement dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on April 16, 2009

3.1	Corporation’s Certificate of Incorporation, as amended	Incorporated by reference to the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1997.

3.2	Certificate of Designation relating to the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Corporation’s Bylaws, as amended	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and Forms 8-K filed October 26, 2007, and November 25, 2009.

4.1	Warrant to purchase shares of Corporation’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Corporation’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Corporation and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Corporation’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

Exhibit No.	Description of Exhibit	Location

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Corporation’s Current Report on Form 8-K filed on December 5, 2008.

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit No.	Description of Exhibit	Location

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

99.1	31 C.F.R. section 30.15 Certification of Principal Executive Officer	Filed herewith

99.2	31 C.F.R. section 30.15 Certification of Principal Financial Officer	Filed herewith

Copies of exhibits are available upon written request to Dorothy B. Wright, Corporate Secretary, First Financial Holdings, Inc., P.O. Box 118068, Charleston, S.C.  29423-8068

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date:	December 11, 2009	By:	/s/ A. Thomas Hood
A. Thomas Hood
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ A. Thomas Hood	By:	/s/ James C. Murray
	A. Thomas Hood		James C. Murray
	Director (Principal Executive Officer)		Director

Date:	December 11, 2009	Date:	December 11, 2009

By:	/s/ R. Wayne Hall	By:	/s/ Paul G. Campbell, Jr.
	R. Wayne Hall		Paul G. Campbell, Jr.
	Executive Vice President		Director
(Principal Financial and Accounting Officer)

Date:	December 11, 2009	Date:	December 11, 2009

By:	/s/Paula Harper Bethea	By:	/s/ Thomas J. Johnson
	Paula Harper Bethea		Thomas J. Johnson
	Director		Director

Date:	December 11, 2009	Date:	December 11, 2009

By:	/s/Ronnie M. Givens	By:	/s/ D. Kent Sharples
	Ronnie M. Givens		D. Kent Sharples
	Director		Director

Date:	December 11, 2009	Date:	December 11, 2009

By:	/s/ James L. Rowe	By:	/s/ Henry M. Swink
	James L. Rowe		Henry M. Swink
	Director		Director

Date:	December 11, 2009	Date:	December 11, 2009