Form 10-Q
period 2009-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2010-02-05
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Class	Outstanding Shares at
Common Stock	January 31, 2010
$.01 Par Value	16,526,002

FIRST FINANCIAL HOLDINGS, INC.
INDEX

PAGE NO.
PART I – FINANCIAL INFORMATION

Item
1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Financial Condition	3
at December 31, 2009 and September 30, 2009

Condensed Consolidated Statements of Operations for the Three	4
Months Ended December 31, 2009 and 2008

Condensed Consolidated Statements of Stockholders’ Equity and	5
Comprehensive Income for the Three Months Ended December 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows for the	6
Three Months Ended December 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements	7-25

2. Management’s Discussion and Analysis of Financial	26-46
Condition and Results of Operations

3. Quantitative and Qualitative Disclosures About Market Risk	47

4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item
1. Legal Proceedings	48
1A. Risk Factors	48
2. Unregistered Sales of Equity Securities and Use of Proceeds	49
3. Defaults Upon Senior Securities	49
4. Other Information	49
5. Exhibits	50-51

SIGNATURES	52

EXHIBIT 31 – CERTIFICATIONS	53-54

EXHIBIT 32 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND	55
CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Condensed Consolidated Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)	(Audited)
	December 31,	September 30,
	2009	2009
ASSETS
Cash and cash equivalents	$66,429	$78,070
Investments available for sale, at fair value	12,785	13,756
Investments held to maturity	22,481	22,401
Investment in capital stock of FHLB	46,141	46,141
Mortgage-backed securities available for sale, at fair value	465,983	478,980
Loans receivable, net of allowance of $73,534 and $68,473	2,570,668	2,593,269
Loans held for sale	22,903	25,603
Accrued interest receivable	11,460	12,058
Office properties and equipment, net	80,113	81,021
Real estate and other assets acquired in settlement of loans	20,864	22,002
Goodwill	28,025	29,278
Intangible assets	10,470	8,683
Residential mortgage servicing rights, at fair value	12,411	11,166
FDIC indemnification recievable, net	64,130	62,754
Other assets	41,285	25,105
Total assets	$3,476,148	$3,510,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$200,233	$190,159
Interest bearing	2,077,206	2,113,452
Total deposits	2,277,439	2,303,611
Advances from FHLB	565,622	492,751
Other short-term borrowings	181,812	258,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	1,645	5,193
Outstanding checks	14,343	10,729
Accounts payable and other liabilities	34,441	41,149
Total liabilities	$3,121,694	$3,158,638

Stockholders' equity:
Series A preferred stock, $.01 par value, authorized 3,000,000 shares, issued and outstanding 65,000 shares at December 31, 2009
and September 30, 2009 (Redemption value $65,000)	$1	$1
Common stock, $.01 par value, authorized 24,000,000 shares;
21,464,413 and 20,835,381 shares issued at December 31, 2009 and
September 30, 2009, respectively; 16,526,002 and 15,896,970 shares
outstanding at December 31, 2009 and September 30, 2009, respectively	214	208
Additional paid-in capital	194,654	185,249
Retained income, substantially restricted	259,511	265,821
Accumulated other comprehensive income, net of income taxes	3,637	3,933
Treasury stock at cost, 4,938,411 shares at December 31, 2009
and September 30, 2009	(103,563)	(103,563)
Total stockholders' equity	$354,454	$351,649
Total liabilities and stockholders' equity	$3,476,148	$3,510,287

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data) (Unaudited)

	Three Months Ended
	December 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$40,018	$37,557
Interest on mortgage-backed securities	6,433	5,904
Interest and dividends on investments	534	510
Other	1,115	13
Total interest income	48,100	43,984
INTEREST EXPENSE
Interest on deposits	8,718	11,544
Interest on borrowed money	6,494	7,309
Total interest expense	15,212	18,853
NET INTEREST INCOME	32,888	25,131
Provision for loan losses	25,327	20,471
Net interest income after provision for loan losses	7,561	4,660
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(570)	(3,196)
Portion of loss recognized in other comprehensive income (before taxes)	(76)	(1,052)
Net impairment losses recognized in earnings	(494)	(2,144)
Brokerage fees	496	480
Insurance revenues	5,423	5,245
Service charges and fees on deposit accounts	5,817	5,669
Mortgage banking income	2,411	1,760
Gains on disposition of assets	1,275	52
Other	166	197
Total non-interest income	15,094	11,259
NON-INTEREST EXPENSE
Salaries and employee benefits	17,878	17,162
Occupancy costs	2,444	2,145
Marketing	568	650
Furniture and equipment expense	2,139	1,495
Amortization of intangibles	243	189
Other	7,279	4,955
Total non-interest expense	30,551	26,596
Loss before income taxes	(7,896)	(10,677)
Income tax benefit	(3,364)	(4,130)
NET LOSS	$(4,532)	$(6,547)
Preferred stock dividends	813	235
Accretion on preferred stock discount	136	42
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,481)	$(6,824)

Net Loss per Common Share - Basic	$(0.28)	$(0.56)
Net Loss per Common Share - Diluted	$(0.28)	$(0.56)
Net Loss per Common Share Available to Common Shareholders - Basic	$(0.33)	$(0.58)
Net Loss per Common Share Available to Common Shareholders - Diluted	$(0.33)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data) (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2008	$166	$-	$58,338	$244,327	$(15,966)	$(103,387)	$183,478
Net loss				(6,547)			(6,547)
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of tax of $12,034					(18,901)		(18,901)
Total comprehensive loss							(25,448)
Common stock issued pursuant
to stock option and
employee benefit plans			434				434
Stock option tax benefit			4				4
Issuance of preferred stock/warrants		1	64,999				65,000
Cash dividends
Common stock ($.255 per share)				(2,979)			(2,979)
Preferred stock ($12.50 per share)				(235)			(235)
Treasury stock purchased						(176)	(176)
Balance at December 31, 2008	$166	$1	$123,775	$234,566	$(34,867)	$(103,563)	$220,078

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2009	$208	$1	$185,249	$265,821	$3,933	$(103,563)	$351,649
Net loss				(4,532)			(4,532)
Other comprehensive loss:
Unrealized net loss on securities
available for sale,
net of tax of $190					(296)		(296)
Total comprehensive loss							(4,828)
Common stock issued pursuant to:
public offering	6		9,183				9,189
stock option and
employee benefit plans			86				86
Accretion of preferred stock/warrants			136	(136)			-
Cash dividends
Common stock ($.05 per share)				(829)			(829)
Preferred stock ($12.50 per share)				(813)			(813)
Balance at December 31, 2009	$214	$1	$194,654	$259,511	$3,637	$(103,563)	$354,454

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended
	December 31,
	2009	2008
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,968	$5,920
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of investment securities held to maturity	-	(190)
Proceeds from the maturity of investments	136	-
Redemption of FHLB stock	-	3,139
Increase in loans, net	(7,661)	(32,627)
Repayments on mortgage-backed securities available for sale	35,817	23,134
Purchase of mortgage-backed securities available for sale	(21,943)	(107,463)
Proceeds from the sales of real estate owned and other repossessed assets	4,722	1,057
Acquisition of intangibles	-	(104)
Net disposal (purchase) of office properties and equipment	622	(4,968)
Net cash provided by (used) in investing activities	11,693	(118,022)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checking, passbook and money market fund accounts	28,307	(57,787)
Net (decrease) increase in certificates of deposit	(54,479)	133,309
Net proceeds (repayments) of FHLB advances	72,871	(72,000)
Issuance of common stock	9,189	-
Issuance of preferred stock	-	62,019
Issuance of stock warrants	-	2,981
Net (decrease) increase in other borrowings	(77,000)	49,999
Decrease in advances by borrowers for taxes and insurance	(3,548)	(3,494)
Proceeds from the exercise of stock options	-	246
Tax benefit resulting from stock options	-	4
Preferred stock dividends paid	(813)	(235)
Common stock dividends paid	(829)	(2,979)
Treasury stock purchased	-	(176)
Net cash (used) provided by financing activities	(26,302)	111,887
Net decrease in cash and cash equivalents	(11,641)	(215)
Cash and cash equivalents at beginning of period	78,070	62,549
Cash and cash equivalents at end of period	$66,429	$62,334
Supplemental disclosures:
Cash paid during the period for:
Interest	$17,097	$19,377
Income taxes	$4,045	$4,135
Noncash investing and financing activities during the period:
Loans foreclosed	$5,292	$2,425
Unrealized loss on securities available for sale, net of tax	$(296)	$(18,901)

See accompanying notes to condensed consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 1.  Basis of Presentation

The significant accounting policies followed by First Financial Holdings, Inc. (the “Company”, which may be referred to as “First Financial”, “we”, “us” or “our”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.  The Condensed Consolidated Financial Condition as of September 30, 2009, which has been derived from audited financial statements, unaudited condensed consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q.  In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position and condensed consolidated results of operations have been made.  All such adjustments are of a normal, recurring nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from these estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, nonaccrual loans, other real estate owned, estimates of fair value and intangible assets associated with acquisitions, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation, income taxes, residential mortgage servicing rights, and other-than-temporary impairment of investment securities.

The results of operations for the three months ended December 31, 2009, are not necessarily indicative of the results of operations that may be expected in future periods.  The Company has evaluated subsequent events for possible recognition and/or disclosure through February 5, 2010, the date on which the condensed consolidated financial statements including this Quarterly Report on Form 10-Q were issued.

NOTE 2.  Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 805, Business Combinations which significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under FASB ASC 805, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree to be measured at their fair values as of the acquisition date, with limited exceptions.  FASB ASC 805 also includes a substantial number of new disclosure requirements.  FASB ASC 805 was adopted by the Company on October 1, 2009, and its provisions will apply to any future business combinations entered into by the Company.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB ASC 860, Accounting for Transfers of Financial Assets, which removes the concept of a qualifying special-purpose entity and requires consolidation of variable interest entities that are qualifying special-purpose entities.  FASB ASC 860 limits the circumstances in which a transferor derecognizes a portion or component of a financial asset and establishes conditions for reporting a transfer of a portion(s) of a financial asset as a sale.  This statement is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009.  Early application is not permitted.  The Company is evaluating the impact on its consolidated financial condition, results of operation and cash flows.

Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement and how the Company’s involvement with the variable interest entity affects the Company’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company is evaluating the impact on its consolidated financial condition, results of operation and cash flows.

NOTE 3.  Acquisitions

Cape Fear Bank

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Company (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.

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

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80 percent of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95 percent of the losses.   Reimbursement for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.  The cumulative losses related to the first loss tranche on covered assets at December 31, 2009, were $14.0 million.

The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $60.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a pre-tax gain of $47.7 million, which is included as an extraordinary item in First Financial's fiscal 2009 Consolidated Statement of Operations.  Due to the difference in tax bases of the assets acquired and liabilities assumed, First Federal recorded a deferred tax liability of $18.8 million, resulting in an after-tax gain of $28.9 million.

The determination of the initial fair value of loans acquired in the April 10, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity.  The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best estimate of the fair value of each of these assets as of the date of acquisition.  However, the amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  Because of the loss sharing agreement with the FDIC on these assets, First Federal should not incur any significant losses.  To the extent the actual values realized for the acquired loans are different from the estimate the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.

In its assumption of the deposit liabilities, First Federal believed that the customer relationships associated with these deposits have intangible value.  First Federal determined the fair value of a core deposit intangible asset totaling approximately $3.2 million.  In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, age of deposit relationships, and the maturities of time deposits.  In accordance with U.S. GAAP, First Federal reduced the gain resulting from the transaction by the fair value of the core deposit intangible asset, thus reducing the carrying value of such asset to zero.

FASB ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement.  On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310 loans acquired in the acquisition was $170.6 million and the estimated fair value of the loans was $74.6 million, net of an accretable yield of $10.7 million, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At April 10, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.  There was no allowance for credit losses established related to these FASB ASC 310 loans at April 10, 2009, based on the provision of this statement.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments receivable at acquisition	April 10, 2009
Residential mortgages	$31,403
Residential construction	20,086
Commercial real estate	45,408
Commercial construction	3,320
Commercial business	4,252
Land - Residential	49,238
Land - Commercial	13,699
Home equity loans	2,883
Other consumer loans	357
Subtotal	$170,646
Cash flows expected to be collected at acquisition	$85,303
Basis in acquired loans at acquisition	$74,590

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at December 31, 2009; the amounts are as follows (in thousands):
December 31,
2009
Residential mortgages	$7,678
Residential construction	3,052
Commercial real estate	16,638
Commercial construction	783
Commercial business	1,776
Land - Residential	2,185
Land - Commercial	16,117
Home equity loans	2,426
Other consumer loans	125
Balance	$50,780

The table below presents the accretable yield, the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce (in thousands):
Accretable
Yield
Balance at April 10, 2009	$-
Additions	10,713
Accretion	(4,305)
Balance at December 31, 2009	$6,408

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non-FASB ASC 310 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Federal determined an allowance for credit losses totaling approximately $4.1 million that was applied to the non FASB ASC 310 portion of acquired loans, which was derived using First Federal’s allowance methodology.

NOTE 4.  Share-Based Payment Arrangements

At December 31, 2009 and 2008, we had several share-based payment plans for employees.  Our share-based payment arrangements are described in Item 8, Note 18 of our 2009 Form 10-K.  The total compensation cost of share-based payment plans during the three months ended December 31, 2009, was $91 thousand and was $188 thousand during the three months ended December 31, 2008.  Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

At the January 25, 2007 Annual Meeting of the Shareholders, the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”) was ratified.  The 2007 EIP allows the Company to issue qualified and non-qualified stock options as well as restricted stock awards and stock appreciation rights.  The 2007 EIP has 284,891 shares available for grant as option and stock appreciation right awards and 225,000 shares available for grant as restricted stock awards at December 31, 2009.

A summary of stock option activity under the employee share option plans as of December 31, 2009, and changes during the three months ended December 31, 2009, is presented below:
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2009	841,221	26.62
Granted	41,623	13.19
Exercised	-	0.00
Forfeited or expired	(63,678)	25.52
Outstanding at December 31, 2009	819,166	26.02	3.07	(384)
Exercisable at December 31, 2009	582,004	27.70	2.81	(437)

The weighted-average grant-date fair value of share options granted during the three months ended December 31, 2009, was $6.43 and for the three months ended December 31, 2008, was $6.02.  There were no share options exercised during the three months ended December 31, 2009.  The intrinsic value of share options exercised during the three months ended December 31, 2008, was $70 thousand.

As of December 31, 2009, there was $1.1 million and as of December 31, 2008, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years at December 31, 2009, and 1.4 years at December 31, 2008.

Performance Equity Plan for Non-Employee Directors

See Item 8, Note 18 of our 2009 Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors.  No shares will be awarded this fiscal year as performance targets for fiscal 2009 were not met.  Performance targets for fiscal 2008 resulted in the awarding of 1,982 shares during fiscal 2009.  There were no shares awarded during fiscal 2008 as performance targets for fiscal 2007 were not met.

NOTE 5.  Other Comprehensive Income

Comprehensive income consists of net income, net unrealized gains (losses) on securities, and changes related to employee benefit plans and is presented in the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income.  For the three months ended December 31, 2009 and 2008, comprehensive income amounted to losses of $4.8 million and $25.4 million, respectively.

Other comprehensive income (loss) for the three months ended December 31, 2009 and 2008, were comprised of unrealized gains and losses on certain investments in debt and equity securities and the change related to defined benefit plans and other post-retirement benefit plans.  Other comprehensive income (loss) for the three months ended December 31, 2009 and 2008, follows (in thousands):
	December 31,	December 31,
	2009	2008
Unrealized holding losses arising during the period, net of tax	$(580)	$(20,220)
Less: Reclassification adjustment for realized losses, net of tax	(284)	(1,319)

Unrealized losses on available for sale securities, net of tax	$(296)	$(18,901)

NOTE 6.  Fair Value Measurements

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

Hierarchy Levels

The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted for identical assets or liabilities in active markets).
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

U.S. GAAP allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  To determine our pricing valuation for private label MBS (“MBS”), the Company obtained fair values for similar agency products from third party pricing vendors.  We then determine an economic spread between agency and non agency products.  A Bloomberg pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points are added to the spread and 100 basis points are added for an A rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

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

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs.  These securities include certain asset-backed securities, non-agency MBS and pooled trust preferred securities.  In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

The fair values for available for sale and trading securities are generally based upon market prices or market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment.  As of December 31, 2009, the Company had $478.8 million of available for sale securities.

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

Residential mortgage servicing rights

The Company has a significant mortgage loan servicing portfolio and related residential mortgage servicing rights (“MSRs”).  MSRs represent the present value of the future net servicing fees from servicing mortgage loans.  The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.  In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinance activity.  Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity.  In the absence of observable sales, a third party evaluation that incorporates market based assumptions is used to value our MSRs and are classified as a Level 3.  MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Company uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to changes in valuation inputs and assumptions, of its MSRs.  As of December 31, 2009, the Company had approximately $12.4 million of MSRs.

Loans Held for Sale

The Company originates certain mortgage loans to be sold to investors.  These loans are carried at the lower of cost or fair value.  For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans.  Changes in the fair value are recorded as a component of mortgage banking income.  The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.  The Company uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

Derivative financial instruments

The Company uses derivatives to manage various financial risks.  The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.  Derivative financial instruments are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. First Financial mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.  In addition, certain counterparties are required to provide collateral to First Financial when their unsecured loss positions exceed certain negotiated limits.  The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that First Financial does not expect to fund and includes the value attributable to the net servicing fee.

Financial Instruments

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2009, and September 30, 2009, (in thousands):

	As of December 31,		As of September 30,
	2009		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$66,429	$66,429	$78,070	$78,070
Investments available for sale	12,785	12,785	13,756	13,756
Investments held to maturity	22,481	24,118	22,401	25,185
Investment in capital stock of FHLB	46,141	46,141	46,141	46,141
Mortgage-backed securities available for sale	465,983	465,983	478,980	478,980
Loans receivable, net	2,593,571	2,611,834	2,618,872	2,652,207
Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	$1,054,664	$1,054,664	$1,026,357	$1,026,357
Certificate accounts	1,222,775	1,236,515	1,277,254	1,293,091
Advances from FHLB	565,622	589,200	492,751	520,000
Other short-term borrowings	181,812	181,686	258,813	258,647
Long-term debt	46,392	34,794	46,392	34,794

Our financial instruments for which fair value approximates the carrying amount at December 31, 2009, and September 30, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, MBS and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and MBS may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

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

The information presented is based on pertinent information available to management as of December 31, 2009.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

Fair Values of Level 3 Assets and Liabilities

For the three months ended December 31, 2009, assets classified as Level 3 realized $494 thousand in impairment losses on certain securities that were considered other-than-temporarily impaired.  The charge was recorded to the Condensed Consolidated Statement of Operations.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections.  Cash flows were modeled using a third party thirty-year estimate of defaults.  At December 31, 2009, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At December 31, 2009, the Company had $377.0 million, or 10.85% of total assets, valued at fair value that are considered Level 3 valuations using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis as of December 31, 2009, on the Condensed Consolidated Statement of Financial Condition utilizing the hierarchy discussed on the previous pages under the caption “Hierarchy Levels” (in thousands):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
U.S. Government agency	$-	$2,150	$-	$2,150
Mortgage-backed securities	-	93,459	16,701	110,160
Collateralized mortgage obligations	-	15,641	340,182	355,823
Corporate debt and other securities	-	1,452	6,732	8,184
Municipals	-	454	-	454
Equities	1,000	22	975	1,997
Securities available for sale	1,000	113,178	364,590	478,768
Residential mortgage servicing rights	-	-	12,411	12,411
Derivative financial instruments	20	-	-	20
Total assets at fair value	$1,020	$113,178	$377,001	$491,199

Changes in Level 3 fair value measurements

The table below includes changes in Level 3.  Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources.  The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands):
		Residential
	Securities	mortgage
	available for	servicing
	sale	rights
Balance at September 30, 2009	$368,821	$11,166
Total net gains (losses) for the year included in:
Net gains	-	212
Other comprehensive loss, gross	(26,223)	-
Purchases, sales or settlements, net	21,992	1,033
Balance at December 31, 2009	$364,590	$12,411

For the three months ended December 31, 2009, there were no net transfers into Level 3.

Assets Recorded at Fair Value on a Nonrecurring Basis

Mortgage loans held for sale and real estate and other loans acquired in settlement of loans

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

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$-	$22,903	$-	$22,903
Real estate and other assets acquired in settlement of loans	-	-	20,864	20,864
Total nonrecurring basis measured assets	$-	$22,903	$20,864	$43,767

Note 7.  Investment Securities

We invest in securities initially rated in one of the four highest categories by two nationally recognized investment rating services.  The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, MBS available for sale, and held to maturity securities are as follows (in thousands):

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,139	$12	$1	$2,150
State and municipal obligations	450	4	-	454
Corporate debt securities	15,794	90	5,703	10,181
	18,383	106	5,704	12,785
Mortgage-backed securities:
FHLMC	37,847	1,418	238	39,027
FNMA	31,739	916	66	32,589
GNMA	37,377	1,167	-	38,544
CMOs	346,629	12,745	3,551	355,823
	453,592	16,246	3,855	465,983
Total	$471,975	$16,352	$9,559	$478,768

Securities held to maturity:

State and municipal obligations	$21,575	$1,655	$18	$23,212
Certificates of deposit	906	-	-	906
Total	$22,481	$1,655	$18	$24,118

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,173	$14	$2	$2,185
State and municipal obligations	450	24	-	474
Corporate debt securities	16,078	142	5,123	11,097
	18,701	180	5,125	13,756
Mortgage-backed securities:
FHLMC	39,184	1,363	297	40,250
FNMA	33,374	874	64	34,184
GNMA	41,906	948	-	42,854
CMOs	352,292	13,413	4,013	361,692
	466,756	16,598	4,374	478,980
Total	$485,457	$16,778	$9,499	$492,736

Securities held to maturity:

State and municipal obligations	$21,495	$2,784	$-	$24,279
Certificates of deposit	906	-	-	906
Total	$22,401	$2,784	$-	$25,185

There were no sales of investment and MBS available for sale for the three months ended December 31, 2009 and 2008.

The amortized cost and fair value of investment and MBS available for sale at December 31, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	As of December 31, 2009
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$-	$-
Due after one year through five years	1,492	1,491
Due after five years through ten years	1,654	1,682
Due after ten years	15,237	9,612
	18,383	12,785
Mortgage-backed securities	453,592	465,983
Total	$471,975	$478,768

Securities held to maturity:
Due within one year	$606	$606
Due after one year through five years	300	300
Due after five years through ten years	-	-
Due after ten years	21,575	23,212
	$22,481	$24,118

	As of September 30, 2009
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$100	$100
Due after one year through five years	1,496	1,494
Due after five years through ten years	1,007	998
Due after ten years	16,098	11,164
	18,701	13,756
Mortgage-backed securities	466,756	478,980
Total	$485,457	$492,736

Securities held to maturity:
Due within one year	$606	$606
Due after one year through five years	300	300
Due after five years through ten years	-	-
Due after ten years	21,495	24,279
	$22,401	$25,185

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:

U.S. Government agency	$1,491	$1	$-	$-	$1,491	$1
Mortgage-backed securities	11,447	304	-	-	11,447	304
Collateralized mortgage obligations	51,465	1,380	48,816	2,171	100,281	3,551
Corporate debt securities	429	21	6,354	5,682	6,783	5,703
Total temporarily impaired	$64,832	$1,706	$55,170	$7,853	$120,002	$9,559

Securities held to maturity:
Municipal obligations	$754	$18	$-	$-	$754	$18

At December 31, 2009, we had 50 individual available for sale investments and one individual held to maturity investment that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies and MBS summarized above were attributable to market turmoil and liquidity.

The unrealized losses on the corporate debt securities are due to credit quality, as well as, liquidity.  We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.  For the three months ended December 31, 2009, we recognized other-than-temporary impairment on seven securities and recorded a charge to earnings of $494 thousand.

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

To determine a market price for the Company’s collateralized debt obligations (“CDO”), we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  The default model assumed twice the historic default rates, a 15% recovery on all banks in deferral of interest payments and a 1% prepayment rate.

To determine which individual securities are at risk for other-than-temporary impairment, the Company considers various characteristics of each security including, but not limited to: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security level review, the Company identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

The following table presents the Company’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive income, credit losses recognized in, and credit ratings as of December 31, 2009.  The credit rating reflects the lowest credit rating by any major rating agency.  All private label/CMO securities are comprised of 2003, 2004, and 2005 vintage and are in the super senior or senior tranche except three securities with an amortized cost of $24.5 million, which are in the mezzanine tranche.  All trust preferred corporate debt obligations are $1.0 million or less each, are pooled securities, and are in the mezzanine tranche.  There are $2.1 million of investments in the corporate debt and other investments category that are equity securities, LLCs, and partnerships, and therefore, have no credit rating included in the table below.  Agency MBS, Agency CMO, and Treasury/Agency securities are government guaranteed and therefore, their risk is relatively low.  These securities have no credit rating included in the table below.  Municipal securities are held to maturity.

Amounts in the following table are in millions:
									Below
	Amortized								Investment
	Cost	Fair Value	OCI	OTTI	AAA	AA	A	BBB	Grade
Private Label / CMO	$337.6	$346.6	$5.5	$(1.1)	$228.4	$14.4	$23.9	$50.9	$29.0
100% Bank Trust Preferred CDO	9.0	4.9	(2.5)	(3.9)	-	-	-	-	4.9
Corporate debt and other investments	7.8	6.1	(1.0)	-	-	-	1.0	1.5	3.6
Agency MBS	107.0	110.2	2.0	-	-	-	-	-	-
Agency CMO	9.0	9.2	0.1	-	-	-	-	-	-
Treasury / Agency	2.1	2.2	-	-	-	-	-	-	-
Municipals	22.0	23.7	-	-	4.1	10.1	7.6	-	1.9

Total	$494.5	$502.9	$4.1	$(5.0)	$232.5	$24.5	$32.5	$52.4	$39.4

The "Below Investment Grade" category includes securities that have no credit rating.  Agency MBS, Agency CMO, Treasury/Agency, Equity securities, LLCs, and partnerships are not included in  "Below Investment Grade".  This table represents inception to date balances.

For the three months ended December 31, 2009, the Company experienced a credit-related other-than-temporary impairment of $494 thousand, $259 thousand on the private label CMO portfolio and $235 thousand on the CDO portfolio.  This was a charge to earnings noted as “Net impairment losses recognized in earnings”.  The total securities impacted by credit-related other-than-temporary impairment represent less than 1.00% of the investment portfolio and therefore have negligible impact on both our liquidity and capital positions.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

The following table represents the amount of the total other-than-temporary impairment related to credit losses for the three months ended December 31, 2009, for the CDO and CMO portfolio (in thousands):

	CDOs	CMOs
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2009
Balance at beginning of period	$3,731	$748
Additions
Amount related to credit loss for which no previous OTTI recognized	13	-
Amount related to credit loss for which previous OTTI recognized	222	259
Balance at end of period	$3,966	$1,007

First Federal, as a member institution of the Federal Home Loan Bank (“FHLB”) of Atlanta and Boston, is required to own capital stock in the FHLB of Atlanta and Boston based generally upon a membership-based requirement and an activity based requirement related to the level of advances First Federal borrows from the FHLB.  FHLB capital stock is pledged to secure FHLB advances.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  The carrying value, which approximates fair value, of this stock was $46.1 million at December 31, 2009, and $46.1 million at September 30, 2009.

In evaluating other-than-temporary impairment of the FHLB stock, the Company considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, its ability to repurchase the stock at par value throughout the year in a timely manner based on the level of advances the Company maintains, and the baseline credit assessment rating given by Moody’s Investors Service of AAA.  The Company believes that the resumption of the common stock dividend and the investment grade rating of AAA indicates that there is no impairment in the investment in FHLB stock as of December 31, 2009.

NOTE 8.  Goodwill and Intangible Assets

Goodwill and Intangible assets, net of accumulated amortization, at December 31, 2009 and September 30, 2009, are summarized as follows (in thousands):

	December 31,	September 30,
	2009	2009
Goodwill	$28,025	$29,278
Customer list	14,857	12,827
Less accumulated amortization	(4,387)	(4,144)
	10,470	8,683
Total	$38,495	$37,961

Goodwill is tested for impairment on an annual basis during the Company’s third fiscal quarter.  During the quarter ended December 31, 2009, the Company reclassified $1.3 million of goodwill and $777 thousand of related deferred tax assets to customer list intangibles.  This reclassification was done to recognize the value of the customer list intangible acquired in the acquisition of American Pensions, Inc. in July 2009.

Amortization of intangibles totaled $243 thousand for the three months ended December 31, 2009, and $189 thousand for the three months ended December 31, 2008.

We expect to record amortization expense related to intangibles of $970 thousand for fiscal year 2010, $951 thousand for fiscal year 2011, $945 thousand for fiscal 2012, $945 thousand for fiscal 2013, $876 thousand for fiscal 2014, $853 thousand for fiscal 2015, and an aggregate of $5.2 million for all years thereafter.

NOTE 9.  Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.3 billion at December 31, 2009, and $1.2 billion at September 30, 2009.  We have elected the fair value measurement method for MSRs, which requires the Company to record MSRs initially at fair value, if practicable, and at each subsequent reporting date at fair value.  Changes in fair value are recorded in earnings during the period in which they occur.

Changes in fair value of capitalized MSRs for the three months ended December 31, 2009, and September 30, 2009, are as follows (in thousands):

	Three Months Ended
	December 31,	September 30,
	2009	2009
Balance at beginning of period	$11,166	$10,703
Additions
Servicing assets that resulted from transfers of financial assets	1,033	2,047
Change in fair value:
Due to change in valuation inputs or assumptions	540	(1,096)
Due to change in decay	(328)	(488)
Balance at end of period	$12,411	$11,166

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

The amount of contractually specified servicing fees earned by the Company was $816 thousand during the three months ended December 31, 2009, and $683 thousand and for the three months ended December 31, 2008.  We report contractually specified servicing fees in mortgage banking income in the Condensed Consolidated Statements of Operations.

During the three months ended December 31, 2009, we recognized in earnings $483 thousand in net losses on free standing derivatives used to economically hedge the MSRs and for the three months ended December 31, 2008, we recognized in earnings $4.3 million in net gains on free standing derivative used to economically hedge the MSRs.  The mortgage servicing asset fair value increase of $166 thousand and decrease of $4.7 million, respectively, at December 31, 2009 and 2008, were not included in the gain or loss on free standing derivatives used to hedge the MSRs.  The results of the hedging activities are recorded in mortgage banking income in the Condensed Consolidated Statements of Operations.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential MSRs to immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table:

Residential
Mortgage Servicing Rights
December 31, 2009
(dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$12,411
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.8%
Adjustable-rate mortgage loans	1.2%
Total	100.0%
Constant Prepayment Rate (CPR)	15.0%
Weighted Average Portfolio Rate	5.4%
Discount rate	10.7%
Fair Market Value Change as assumptions change
0.50%	11.7%
0.25%	6.0%
Flat (Base Case)
-0.25%	-6.0%
-0.50%	-11.7%

NOTE 10.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share (“EPS”) have been computed based upon net loss as presented in the accompanying Condensed Consolidated Statement of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008
Net loss	$(4,532)	$(6,547)
Less: Accretion on preferred stock discount	136	42
Dividends - preferred stock	813	235
Net loss available to common shareholders	$(5,481)	$(6,824)

Basic EPS shares	16,464	11,694
Basic EPS	$(0.33)	$(0.58)

Dilutive common stock equivalents	-	481
Dilutive EPS shares	16,464	11,694
Dilutive EPS	$(0.33)	$(0.58)

The following table summarizes the weighted average number of shares used in basic and diluted EPS for the three months ended December 31, 2009 and 2008:
	Three Months Ended
	December 31,
	2009	2008
Weighted average number of common shares used in basic EPS	16,464,466	11,694,307
Effect of dilutive stock options and warrants	-	480,501
Weighted average number of common shares and potential dilutive commons shares used in diluted EPS	16,464,466	12,174,808

Dilutive common stock equivalents are composed of outstanding stock warrants and options to purchase common stock of the Company.  Dilutive common stock equivalents have been excluded from the computation of dilutive EPS if the result would be anti-dilutive.  Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

At December 31, 2009, there were 797,799 shares subject to issuance upon the exercise of stock options and 241,696 shares subject to issuance upon the exercise of warrants as compared to December 31, 2008, when there were 738,721 shares subject to issuance upon the exercise of options that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter.

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

The Warrant is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of Company common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of Company common stock at or below a specified price relative to the then-current market price of the common stock.  The Warrant expires ten years from the issuance date.  Pursuant to the CPP purchase agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.  On September 29, 2009, the Company announced it had raised $65.0 million through a public offering by issuing 4,193,550 shares of the Company’s common stock at $15.50 per share.  On October 9, 2009, the Company announced that the underwriters of its recent public offering of common stock had fully exercised their over-allotment options, resulting in the issuance of 629,032 shares at $15.50 per share.  As a result of the public offering, the number of shares of common stock underlying the Warrant held by Treasury was reduced by 50 percent, from 483,391 shares to 241,696 shares.

NOTE 11.  Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  First Federal offers products and services primarily to customers in its market areas, consisting of counties in coastal South Carolina and North Carolina from the Hilton Head area of Beaufort County, South Carolina to Pender, Brunswick, and New Hanover Counties in North Carolina and to inland Florence County, South Carolina.

Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees.  Atlantic Acceptance Corporation, Inc., which finances insurance premiums generated by affiliated or non-affiliated customers of agencies in the insurance operating segment, was transferred to First Federal, effective October 1, 2007, and was included in the banking segment for the three months ended December 31, 2009 and 2008.  First Southeast Fiduciary & Trust Services, Inc., which provided trust and other asset management services in a fiduciary capacity to customers of First Federal, was dissolved effective September 30, 2008, and all operations were moved to First Federal and are included in the banking segment for the three months ended December 31, 2009 and 2008.

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through twelve offices.  Nine offices are located throughout the coastal regions of North and South Carolina, and one office each in Florence, South Carolina; Columbia, South Carolina; and Burlington, North Carolina.  Revenues consist principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Murrells Inlet, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1 of our 2009 Form 10-K.

Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands):

Three months ended December 31, 2009
		Insurance
	Banking	Activities	Other	Total
Interest income	$48,084	$19	$(3)	$48,100
Interest expense	14,285	131	796	15,212
Net interest income	33,799	(112)	(799)	32,888
Provision for loan losses	25,327	-	-	25,327
Other income	9,254	6	411	9,671
Commissions on insurance and
other agency income	56	5,421	(54)	5,423
Non-interest expenses	24,212	5,135	961	30,308
Amortization of intangibles	82	161	-	243
Income tax benefit	(2,896)	5	(473)	(3,364)
Net income (loss)	$(3,616)	$14	$(930)	$(4,532)

Three months ended December 31, 2008
		Insurance
	Banking	Activities	Other	Total
Interest income	$43,973	$19	$(8)	$43,984
Interest expense	17,772	205	876	18,853
Net interest income	26,201	(186)	(884)	25,131
Provision for loan losses	20,471	-	-	20,471
Other income	5,584	52	378	6,014
Commissions on insurance and
other agency income	(5)	5,297	(47)	5,245
Non-interest expenses	20,013	5,191	1,203	26,407
Amortization of intangibles	2	187	-	189
Income tax expense	(3,443)	(81)	(606)	(4,130)
Net income (loss)	$(5,263)	$(134)	$(1,150)	$(6,547)

NOTE 12.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to $44.3 million at December 31, 2009.  These were principally single-family residential and commercial property and land loan commitments.  Outstanding undisbursed closed mortgage construction loans, primarily consisting of permanent residential construction, and commercial property construction, amounted to $30.0 million.  In addition, the Company had undisbursed closed mortgage loans of $6.2 million and undisbursed non-mortgage closed loans of $2.4 million.  Other loan commitments to originate non-mortgage loans totaled $1.1 million at December 31, 2009.

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

Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $398.7 million at December 31, 2009.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of December 31, 2009, we believe there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2009, was $1.8 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Condensed Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS.  The commitments to originate fixed rate conforming loans totaled $24.7 million at December 31, 2009.  It is anticipated that approximately 75% of these loans will close totaling $18.5 million.  The fair value of this $18.5 million represents a liability, which totals $379 thousand at December 31, 2009.  The off-balance sheet obligations under the above derivative instruments totaled $64.3 million at December 31, 2009.  The fair value of this $64.3 million represents an asset, which totals of $723 thousand as of December 31, 2009.

Late in the second quarter of fiscal 2007, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSRs.  During the three months ended December 31, 2009, gross MSRs values increased $212 thousand due to interest rate movements and decay, while hedge losses totaled $483 thousand.  The notional value of our off-balance sheet positions as of December 31, 2009, totaled $65.0 million with a fair value of a liability of $792 thousand.

Legal Proceedings and Claims

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business.  In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 13.  Loan Sales

During fiscal year 2008 we began selling loans to the FHLB of Boston for cash pursuant to a Participating Financial Institution Agreement (the “Agreement”) between the FHLB of Boston and First Southeast Reinsurance Company, a subsidiary of First Federal.  The agreement with the FHLB of Boston establishes the general terms and conditions for the origination and subsequent purchase, servicing and credit enhancement and loss treatment of receivables under the Agreement and pursuant to the Mortgage Partnership Finance Origination (“MPF”) and Servicing Guides (“the Guides”).  The transfers are intended to be true sales and accordingly, the FHLB of Boston receives full ownership rights to the mortgages and is free to sell, assign or otherwise transfer the mortgage without constraint.

The credit risk on the MPF program is shared between First Federal and the respective FHLB by structuring the potential loss exposure into several layers.  The initial layer of losses (after any primary mortgage insurance coverage) on loans delivered under a Master Commitment is absorbed by a “first loss” account (“FLA”) established by the FHLB of Boston.  Additional credit enhancement in the form of a supplemental mortgage insurance policy is obtained by First Federal with the FHLB as loss payee to cover the second layer of losses which exceed the deductible of the supplemental mortgage insurance policy.  Losses on the pool of loans in excess of the FLA and the supplemental mortgage insurance coverage would be paid from First Federal’s credit enhancement obligation for the Master Commitment (generally 20 basis points).  The FHLB will absorb all losses in excess of First Federal’s credit enhancement obligation.

Upon completion of a transfer of loans to the FHLB, First Federal recognizes the fair value of the future cash flows from credit enhancement fees, reduced by the costs of pool insurance.  First Federal recognizes at fair value its recourse obligation due to the credit enhancement obligation.  When applying sales accounting treatment to the sales under the Agreement, the respective fair values enter into First Federal’s gain or loss on the sale.  Thereafter, the credit enhancement asset and the recourse obligation are reduced through normal amortization methods.  As a practical matter and based upon the fact that the credit enhancement fees cannot be separated from the recourse obligation, a net asset has been established.  To date, First Federal has not incurred any actual losses associated with its credit enhancement obligation of 20 basis points as outlined above.  Any losses to date have been immaterial and were out of the FLA.

In March 2009, we began to package mortgage loans as securities to investors.  The Company securitizes most of its fixed-rate conforming mortgage loans, converts them into MBS issued through Fannie Mae and sells the resulting securities to third party investors.  The Company records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.

For the three months ended December 31, 2009, First Federal had loan securitizations and whole loan sales of approximately $85.0 million, of which $9.7 million were whole loan sales to the Federal National Mortgage Association, $67.3 million were loan securitizations to the Federal National Mortgage Association, and $8.0 million were to other investors.  There were no whole loan sales or loan securitization to the FHLB of Bostion during the three months ended December, 31, 2009.  During the three months ended December 31, 2008, First Federal had loan sales of approximately $35.5 million of which $25.3 million were whole loan sales to the Federal National Mortgage Association, $4.6 million were to the FHLB of Boston, and $5.6 million were to other investors.

NOTE 14.  Post Retirement Benefits

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

The components of net periodic benefit costs for the three months ended December 31, 2009 and 2008, are shown in the following statement (in thousands):

	Other Postretirement Benefits
	Three Months ended December 31,
	2009	2008

Interest Cost	$23	$31
Amortization of transition obligation	20	20
Amortization of net losses	7	2

	$50	$53

We expect to contribute $105 thousand for postretirement benefit payments, net of $26 thousand in Medicare D Subsidy reimbursement for pre-existing retirees and $24 thousand for the one-time early retirees in fiscal 2010 for a total of $129 thousand.  During the three months ended December 31, 2009, employer contributions were $53 thousand.

NOTE 15.  Subsequent Events

The Company has evaluated subsequent events for possible recognition and/or disclosure through February 5, 2010, the date on which the condensed consolidated financial statements including this Quarterly Report on Form 10-Q were issued and determined there were none reportable.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that the Company believes are “forward-looking statements.”  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business.  You should not place undue reliance on these statements, as they are subject to risks and uncertainties.  When considering these forward-looking statements, you should also consider any cautionary statements the Company may make.  Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and of our savings association subsidiary by the FDIC, the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

OVERVIEW

First Financial Holdings, Inc. is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act.  The Company was incorporated in 1987.  We operate principally through First Federal Savings and Loan Association of Charleston, a federally-chartered stock savings and loan association.  Our assets were approximately $3.5 billion as of December 31, 2009.

Our subsidiaries provide a full range of financial services designed to meet the financial needs of our customers, including the following:

•	banking;
•	cash management;
•	retail investment services;
•	mortgage banking;
•	insurance;
•	trust and investment management services; and
•	401K administrative services.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina.  We currently conduct business through 44 full service retail branch sales offices, 18 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and 3 limited services branches located in the following counties: Charleston (20), Berkeley (4), Dorchester (5), Hilton Head area of Beaufort (3), Georgetown (3), Horry (16), and Florence (5) counties in South Carolina, and Brunswick (3), New Hanover (5), and Pender (1) counties in North Carolina.

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas.  We also make construction, consumer, multi-family, commercial real estate and commercial business loans and invest in MBS, federal government and agency obligations, money market obligations and certain corporate obligations.  Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance and insurance premium financing activities.  Banking and insurance operations constitute reportable segments of our business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the FDIC up to applicable limits.  First Federal is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the FDIC.

FINANCIAL REVIEW

The principal objective of this section is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries for the periods indicated.  The following discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes contained in this report.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income.  The first is net interest income.  Net interest income is the difference between interest income – which is the income that the Company earns on its loans and investments – and interest expense – which is the interest that the Company pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income – the compensation and fees received from providing products and services.  The majority of the non-interest income comes from insurance revenues, service charges and fees on deposit accounts, and mortgage banking income.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Company’s consolidated financial statements, which are prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under U.S. GAAP.

Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to the determination of the allowance for loan losses, including the evaluation of impaired loans, and the associated provision for loan losses, loans acquired with deteriorated credit quality, the FDIC indemnification asset, valuation of real estate owned, valuation of investment securities, goodwill and intangible assets, MSRs, and deferred income taxes as well as the associated income tax expense.  Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio.  Goodwill and other intangible assets are evaluated for impairment on an annual basis while MSRs are reviewed monthly.  Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s and our tax advisor’s understanding of our effective tax rate and the tax code.

Allowance for Loan Losses

Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Management assesses the allowance for loan losses on a quarterly basis by analyzing several factors including charge-off rates, delinquency rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.  The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date.  The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.  The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically.  Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors.

Loans Acquired with Deteriorated Credit Quality

As discussed in Note 3 to the Notes to Condensed Consolidated Financial Statements, loans acquired with evidence of deterioration of credit quality are accounted for under ASC 310-30.  Factors considered in the valuation of the loan portfolio were projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.  Management also estimated the amount of credit losses that were expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on non-accrual status or classified as substandard or doubtful.  Certain amounts related to these loans are preliminary estimates and are highly subjective.  Adjustments in future quarters may occur up to one year from the date of acquisition.

FDIC Indemnification Asset

On April 10, 2009, First Federal entered into a purchase and assumption agreement with loss share with the FDIC.  The loans and real estate owned purchased under the purchase and assumption agreement are covered by a loss share agreement between the FDIC and First Federal which affords significant protection.  This agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed real estate acquired.  Management has estimated the amount of losses inherent in the acquired loan and foreclosed real estate portfolios and the amounts that would be receivable from the FDIC upon a loss event.  First Federal cannot submit claims of loss until certain events occur, as defined under the purchase and assumption agreement.  As such, the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell.  Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses.  After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell.  Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

Valuation of Investment Securities

Fair values of investment securities may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain investment securities, the valuation of the security is subjective and may involve substantial judgment.

The Company also considers various characteristics of investment securities including, but not limited to, the credit rating; the duration and amount of the unrealized loss, and any credit enhancements to determine which individual securities are at risk for other-than-temporary impairment.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  Evaluation techniques include estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  These techniques are subjective and may also involve substantial judgment.

Goodwill and Intangible Assets

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with U.S. GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.

An intangible asset shall be recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged.  Intangible assets with finite useful lives are amortized over those lives.  To determine useful lives of intangible assets various guidelines exist and require subjectivity and judgment.

Residential Mortgage Servicing Rights

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions.  We determine fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals.  Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.

Deferred Income Taxes

Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes.  Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, “Income Taxes.”  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale.  The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.  The primary differences between financial statement income and taxable income result from loan loss reserves, depreciation expense, MSRs, and mark to market adjustments on our available for sale securities.

FINANCIAL CONDITION

Selected Balance Sheet Data (in thousands)

	December 31,	September 30,	Variance
	2009	2009	Amount	%
Cash and cash equivalents	$66,429	$78,070	$(11,641)	(14.91)%
Investment securities	$547,390	$561,278	$(13,888)	(2.47)%
Loans, net	$2,570,668	$2,593,269	$(22,601)	(0.87)%
Other Assets	$41,285	$25,105	$16,180	64.45%
Total Assets	$3,476,148	$3,510,287	$(34,139)	(0.97)%

Deposits	$2,277,439	$2,303,611	$(26,172)	(1.14)%
Advances from FHLB	$565,622	$492,751	$72,871	14.79%
Other short-term borrowings	$181,812	$258,813	$(77,001)	(29.75)%
Accounts payable and other liabilities	$34,441	$41,149	$(6,708)	(16.30)%
Total Liabilities	$3,121,694	$3,158,638	$(36,944)	(1.17)%

Additional paid-in capital	$194,654	$185,249	$9,405	5.08%
Retained earnings, substantially restricted	$259,511	$265,821	$(6,310)	(2.37)%
Total stockholders' equity	$354,454	$351,649	$2,805	0.80%

Capital growth, liquidity and earnings are the top priorities of the Company.  Total assets decreased $34.1 million, or 0.97%,  for the three months ended December 31, 2009, primarily due to decreases in cash and cash equivalents of $11.6 million, investment securities of $13.9 million, and net loans of $22.6 million, somewhat offset by an increase in other assets of $16.2 million.  The decrease in investments was attributable to mortgage-backed security repayments of $35.8 million somewhat offset by purchase of MBS held for sale of $21.9 million.  Loan originations of $195.7 million and discounts on Cape Fear Bank nonperforming loans of $5.0 million during the quarter ended December 31, 2009, less maturities and early payoffs of $108.6 million, charge-offs of $20.3 million, an increase in the allowance for loan losses of $5.0 million and foreclosures of $4.4 million resulted in loan growth of $62.4 million.  However, the Company’s decision to sell $85.0 million of securitized loans to increase liquidity resulted in the $22.6 million decrease of loans for the quarter.  The increase in the allowance for loan loss is due to the increase of nonaccruals, charge-offs, and delinquencies for residential and commercial loans.  Nonaccruals, charge-offs, and delinquencies for residential and consumer loans increased $4.7 million, $5.4 million, and $2.2 million, respectively.   Nonaccruals, charge-offs, and delinquencies for commercial loans increased $23.6 million, $7.5 million, and $5.3 million, respectively, primarily related to continued deteriorating economic conditions and a new problem loan review process which was initiated during the quarter and is discussed under Item 1A-Risk Factors.  Other assets increased $16.2 million, primarily due to the prepayment of three years of FDIC deposit insurance assessment fees, which totaled $14.1 million.

Liabilities decreased $36.9 million, or 1.17%, for the quarter ended December 31, 2009.  Non-interest and interest-bearing checking accounts increased $34.3 million, savings and money market accounts decreased $6.0 million, and certificates of deposit decreased $54.5 million.  The Company competitively priced the certificates of deposit to maintain the net interest margin; however, we did not have the highest interest rate in the market which played a role in the decrease in certificate accounts, as well as maturities.  Increases in FHLB advances of $72.9 million were more than offset by decreases in other short-term borrowings to the Federal Reserve Bank of $60.0 million and a $17.0 million prepayment on the JPMorgan Chase Bank line of credit.

Equity increased $2.8 million during the three months ended December 31, 2009.  Paid-in capital increased $9.4 million primarily due to the over-allotment option exercised by the underwriters of the Company’s recent public offering of common stock.  Retained earnings decreased $6.3 million due to dividend payments and the net loss for the quarter.

The Company’s subsidiary First Federal increased its total risk-based capital ratio, which was considered “well capitalized” for regulatory purposes in the first quarter of fiscal year 2010 when compared to September 30, 2009.  At December 31, 2009, total assets were $3.5 billion, while total portfolio loans and deposits were $2.6 billion and $2.3 billion, respectively.

Stockholders’ Equity and Capital

Long-term capital growth was a specific focus for the Company during fiscal 2009.  The Company applied for and received approval to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).  On December 5, 2008, the Company received $65.0 million related to this program.  On September 29, 2009, the Company announced it had raised $65.0 million through a public offering by issuing 4,193,550 shares of the Company’s common stock at $15.50 per share.  On October 9, 2009, the Company announced that the underwriters of its recent public offering of common stock had fully exercised their over-allotment option, resulting in the issuance of an additional 629,032 shares at $15.50 per share.

The Company’s capital ratio, total capital to total assets, was 10.20% at December 31, 2009, compared to 10.02% at September 30, 2009.  Changes in stockholders’ equity during the three months ended December 31, 2009, were comprised principally of net loss, proceeds from the over-allotment option exercised by the underwriters of the September 2009 $65.0 million public offering, the after tax effect of net unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, and dividends paid.

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

The Warrant is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of Company common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Company common stock, and upon certain issuances of Company common stock at or below a specified price relative to the then-current market price of the common stock.  The Warrant expires ten years from the issuance date.  Pursuant to the CPP purchase agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Company common stock issued upon exercise of the Warrant.  On September 29, 2009, the Company announced it had raised $65.0 million through a public offering by issuing 4,193,550 shares of the Company’s common stock at $15.50 per share.  On October 9, 2009, the Company announced that the underwriters of its recent public offering of common stock had fully exercised their over-allotment option, resulting in the issuance of 629,032 shares at $15.50 per share.  As a result of the public offering, the number of shares of common stock underlying the Warrant held by Treasury was reduced by 50 percent, from 483,391 shares to 241,696 shares.

Regulatory Capital

Under current OTS regulations, savings associations such as First Federal must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At December 31, 2009, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS.  On December 16, 2009, the FDIC finalized the regulatory capital rule related to FASB ASC 860, Accounting for Transfers of Financial Assets, and FASB ASC 810, Amendments to FASB Statement No. 140.  First Federal is required to comply with the new rules for the quarter ended December 31, 2010.  The Company is evaluating the impact on First Federal’s capital ratios.

The following table summarizes the capital requirements for First Federal as well as its capital position at December 31, 2009 (dollar amounts in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital (to Total Assets)	$261,533	7.67%	$51,330	1.50%	N/A	N/A
Core capital (to Total Assets)	261,533	7.67	136,411	4.00	$170,513	5.00%
Tier I capital (to Risk-based Assets)	261,533	9.78	106,265	4.00	159,397	6.00
Risk-based capital (to Risk-based Assets)	293,429	11.05	212,530	8.00	265,662	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 2009 Form 10-K.

Liquidity

An important component of the Company’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors.  Our desired level of liquidity is determined by management in conjunction with the Asset and Liability Committee of First Federal and officers of other affiliates.  The level of liquidity is based on management’s strategic direction, commitments to make loans and the Committee’s assessment of First Federal’s ability to generate funds.  Management believes the Company and First Federal have sufficient liquidity to meet future funding needs.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short term borrowings, principal repayments on loans and MBS, securities sold under agreements to repurchase, and the sale of loans and securities and brokered CDs.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

At December 31, 2009, excluding cash and cash equivalents, the Company had a $334.4 million capacity, or 9.77% of total assets, to meet future funding needs.  $78.1 million of the Company’s investment portfolio was immediately saleable.  As an alternative to asset sales, the Company has the ability to pledge assets to raise secured borrowings.  At December 31, 2009, $735.8 million of secured borrowings were employed with sufficient collateral available to raise additional secured borrowings of $107.3 million.  Also, the Company had excess collateral held at the Federal Reserve Bank to obtain additional funding of $149.0 million.  The Company also employs unsecured funding sources such as brokered certificates of deposit.  At December 31, 2009, the Company had $275.0 million of brokered certificates of deposit outstanding that included Certificate of Deposit Account Registry Service account balances of $77.2 million.

The Company’s primary source of funds is dividends from First Federal.  OTS regulations impose various restrictions on the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  First Federal must file a notice or application with the OTS before making any capital distribution.  First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.

The Company is not subject to OTS regulatory restrictions on the payment of dividends.  Dividends from the Company to stockholders, however, may depend, in part, upon its receipt of dividends from First Federal.  As mentioned above, the Company’s ability to make capital distributions, including dividends, is restricted as a result of its participation in the Treasury’s CPP.

The following table summarizes future contractual obligations as of December 31, 2009 (in thousands):

	At December 31, 2009
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$786,493	$320,687	$67,010	$48,574	$11	$1,222,775
Borrowings*	388,000	75,000	25,001	25,010	280,193	793,204
Purchases	2,286,696	2,286,696	1,067,882	-	-	5,641,274
Operating leases	2,002	2,327	1,897	2,976	4,070	13,272
Total contractual obligations	$3,463,191	$2,684,710	$1,161,790	$76,560	$284,274	$7,670,525

*This table does not include the FMV adjustment on the acquired Cape Fear Bank FHLB advances of $622 thousand.

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  At December 31, 2009, First Federal estimates that an additional $107.3 million of funding is available based on the current level of advances, asset size, and available collateral under the FHLB programs.  Effective May 1, 2008, the FHLB of Atlanta increased the discount it applies to residential first mortgage collateral, resulting in a Lendable Collateral Value of 75% of the unpaid principal balance.  Effective June 1, 2009, Lendable Collateral Value was 70% of the unpaid principal balance.  Other sources, such as unpledged investments and MBS, are available should deposit cash flows and other funding be reduced in any given period.  Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.  Certain portions of the advances are subject to being called at the option of the FHLB of Atlanta, which are as follows:  $308.0 million callable in fiscal 2010, with a weighted average rate of 4.97%; and $50.0 million callable in fiscal 2011, with a weighted average rate of 3.47%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.  If called, we have the option to convert to an adjustable rate advance.

During April 2007, we entered into a loan agreement with JPMorgan Chase Bank for a $25.0 million line of credit.  In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  A $17.0 million repayment was made in December 2009.  At December 31, 2009, the outstanding balance on this line was $11.0 million.

We are currently in default on the terms of this line of credit.  The terms of the line of credit require that our consolidated ratio of nonperforming assets plus other real estate owned to total gross loans plus other real estate owned, not exceed two percent.  At December 31, 2009, this ratio was at 4.81%, and as a result we were in default on the line of credit.  Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default.  In addition, while the default is continuing we are unable to receive additional borrowings under the line.  We currently have funds available to repay the debt in the event it is called by the creditor.  The Company anticipates paying down the remaining outstanding portion on the line of credit by March 2010.

During the three months ended December 31, 2009, we experienced a net cash inflow from investing activities of $11.7 million.  The total inflow consisted principally of repayments on MBS available for sale of $35.8 million and proceeds from the sales of other real estate owned of $4.7 million.  These cash inflows were somewhat offset by purchases of MBS available for sale of $21.9 million and net loan originations of $7.7 million.  We experienced a cash inflow of $3.0 million from operating activities and a cash outflow of $26.3 million from financing activities.  Financing activities consisted principally of decreases in other borrowings of $77.0 million and deposits of $26.2 million, substantially offset by increases in FHLB advances of $72.9 million and proceeds from the issuance of common stock of $9.2 million.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources of funds for First Financial include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities and interest on our investment securities.

As discussed above, First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.

Lending

The following table summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans.  Collateral type represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	December 31,	September 30,
	2009	2009
Real estate - residential mortgages (1-4 family)	$966,211	$949,518
Real estate - residential construction	32,804	41,133
Commercial secured by real estate including multi-family	436,842	435,298
Real estate - commercial construction	48,439	53,219
Commercial business loans	88,728	96,559
Land - Residential	105,902	169,367
Land - Commercial	173,080	130,763
Home equity loans	400,803	394,075
Manufactured housing loans	250,124	244,214
Credit cards	18,471	17,483
Marine loans	73,799	76,748
Other consumer loans	48,999	53,365
	$2,644,202	$2,661,742

Less:
Allowance for loan losses	73,534	68,473
Total	$2,570,668	$2,593,269

Loans held for sale	$22,903	$25,603

The Company experienced growth in residential one-to-four family mortgages, home equity and manufactured housing loans during the three months ended December 31, 2009.  These increases were primarily due to low interest rates and/or federal home buyer credits.  As a result of the weak economy, our total gross loan portfolio decreased $17.5 million since September 30, 2009.  With housing inventory higher in all of our markets, we are monitoring closely our builder relationships.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia and North Carolina.  Approximately 62% of our manufactured housing portfolio consists of loans originated in South Carolina.  Our manufactured housing loan portfolio was 9.46% of the gross loan portfolio at December 31, 2009, compared to 9.17% of the gross loan portfolio at September 30, 2009.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.  The delinquency rate in dollars for manufactured housing at December 31, 2009, was 2.56% and 2.22% at September 30, 2009.  The average coupon on the manufactured housing loan portfolio at December 31, 2009, was 9.24% compared to 9.35% at September 30, 2009.

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

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccruing when uncertainty exists about the ultimate collection of principal and interest under the original terms.  We closely monitor trends in problem assets which include nonaccrual loans, accruing loans 90 days or more delinquent, renegotiated loans, and real estate and other assets acquired in the settlement of loans.

Renegotiated loans, or troubled debt restructurings, are those loans where the borrower is experiencing financial difficulties and we have agreed to concessions of the terms of the loan such as changes in the interest rate charged and/or other concessions.

During the current quarter, the Company experienced higher levels of nonaccruals, charge-offs, and delinquencies.  Management continues to monitor and update reviews of the loan portfolios to determine where risk mitigation efforts could be deployed to assist in preventing or mitigating future losses.

The following table illustrates problem assets and other asset quality indicators as of December 31, 2009 and September 30, 2009:

Problem Assets
(dollars in thousands)

	December 31,	September 30,
	2009	2009
Nonaccrual loans	$108,742	$80,432
Accruing loans 90 days or more delinquent	124	121
Real Estate and other assets acquired in the settlement of loans	20,864	22,002
Nonperforming assets	$129,730	$102,555

As a percent of loans receivable and real estate and other assets acquired in the settlement of loans	5.01%	3.92%
As a percent of total assets	3.73%	2.92%
Allowance for loan losses as a percent of problem loans	67.55%	85.00%

Problem assets are spread throughout our market areas without a concentration in one particular market.  Problem assets consisted primarily of nonaccrual loans, which represented 83.9% of problem assets, and real estate and other assets acquired in settlement of loans, which represent 16.1% of problem assets.

The table above excludes credit-impaired loans that were acquired as part of the Cape Fear Bank transaction. Deterioration in credit quality occurred prior to acquisition and the fair value of these loans included estimates of credit loss. The acquired portfolio is subject to the loss sharing agreement with the FDIC for losses in excess of $31.5 million. The FDIC has agreed to reimburse First Federal for 80 percent of the losses between $31.5 million and $110.0 million. On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95 percent of the losses. Reimbursement for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs. The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009. As of December 31, 2009, the Company has experienced approximately $14.0 million in losses related to this first loss tranche of the acquired Cape Fear Bank loan portfolio.

Nonaccrual Loans

National credit conditions have reached historical high credit cost levels.  The markets in which we operate are not immune from these conditions and have impacted our delinquencies, nonaccrual loans, and charge-offs.  The increasing trends in nonperforming assets we have experienced over the past two fiscal years has warranted the increase in the provision for loan losses that have resulted in a loan loss reserve to gross loan balance ratio of 2.78% as of December 31, 2009, as compared to 2.57% at September 30, 2009.

Total delinquencies, loans past due 30 to 89 days and not otherwise nonaccrual, as of December 31, 2009 and September 30, 2009, were $43.0 million and $35.5 million, respectively.  The following table presents by loan category the delinquent balance and percentage delinquent to the gross loan balance for each category:

Composition of Delinquent Loans
(dollars in thousands)	December 31,	% of	September 30,	% of
	2009	gross loans	2009	gross loans
Real estate - residential mortgages (1-4 family)	$12,754	1.32%	$13,603	1.43%
Real estate - residential construction	947	2.89%	662	1.61%
Commercial secured by real estate including multi-family	6,577	1.51%	4,249	0.98%
Commercial business loans	2,778	3.13%	586	0.61%
Land - residential	4,154	3.92%	5,671	3.35%
Land - commercial	4,320	2.50%	3,571	2.73%
Home equity loans	4,721	1.18%	2,231	0.57%
Manufactured housing loans	3,697	1.48%	3,132	1.28%
Credit cards	239	1.29%	224	1.28%
Marine loans	1,755	2.38%	811	1.06%
Other consumer loans	1,057	2.16%	793	1.49%
	$42,999	1.63%	$35,533	1.33%

Credit card loans greater than 90 days past due still accruing were $124 thousand and $121 thousand at December 31, 2009 and September 30, 2009, respectively.

Nonaccrual loans increased $28.3 million to $108.7 million at December 31, 2009, from $80.4 million at September 30, 2009.  Nonaccrual loan balances include $24.0 million of loans less than 89 days past due but deemed uncollectible under the original contractual terms.  The following table presents the composition of the nonaccrual loans as of December 31, 2009, and September 30, 2009:

Composition of Nonaccrual Loans
(dollars in thousands)	December 31,	September 30,
	2009	2009
Real estate - residential mortgages (1-4 family)	$25,731	$19,820
Real estate - residential construction	4,041	4,448
Commercial secured by real estate including multi-family	19,217	6,795
Real estate - commercial construction	-	2,284
Commercial business loans	3,315	678
Land - residential	15,185	19,159
Land - commercial	30,129	19,279
Home equity loans	7,996	5,466
Manufactured housing loans	2,715	2,280
Marine loans	245	142
Other consumer loans	168	81
	$108,742	$80,432

  The following table is a detail of net charge-offs, which does not include net charge-offs related to non-performing covered assets under the loss sharing agreement with the FDIC, for the three months ended December 31, 2009, and September 30, 2009 (dollars in thousands):

	December 31,	September 30,
	2009	2009
Real estate - residential mortgages (1-4 family)	$1,328	$943
Real estate - residential construction	807	569
Commercial secured by real estate including multi-family	1,022	166
Real estate - commercial construction	953	-
Commercial business loans	652	654
Land - residential	4,395	955
Land - commercial	6,262	546
Home equity loans	2,618	1,549
Manufactured housing loans	745	866
Credit cards	254	228
Marine loans	612	377
Other consumer loans	618	454
	$20,266	$7,307

The increase in net charge-offs is primarily in the commercial loan portfolio, specifically commercial real estate, commercial construction and commercial land.  A monthly loan review process was implemented which initially focused on delinquent commercial loans greater than $100 thousand and all delinquent classified loans greater than $500 thousand, with a specific emphasis on the land loan portfolio.  This focused review resulted in the increase in net charge-offs in those portfolios.

Troubled Debt Restructurings

For the three months ended December 31, 2009, the Company reviewed loan modifications on principal balances greater than $500 thousand where the debtor was experiencing financial difficulties and the Company provided concessions.  Based on the results of this review, the Company determined that in all material respects, there was no impairment resulting in a troubled debt restructuring for the debtor for which a specific allowance for loan loss has not been established.

Real Estate Owned

Real estate owned and other repossessed assets decreased $1.1 million from $22.0 million at September 30, 2009, to $20.9 million as of December 31, 2009.  During the three months ended December 31, 2009, the Company foreclosed on 23 properties totaling $4.4 million.  During the three months ended December 31, 2009, the Company sold a total of 15 properties for proceeds of $4.1 million at a net loss of $497 thousand.  In addition, during the three months ended December 31, 2009, there was $1.0 million in write downs and other valuation changes related to real estate owned.

Loan Concentration

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

The portion of the allowance that is allocated to individual internally criticized and nonaccrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral.  Management emphasizes loan quality and close monitoring of potential problem credits.  Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio.  The Company’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral.  A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility.

In addition to being used to categorize risk, First Federal’s internal seven-point risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio.  For loans rated pass, reserve factors, based on the actual loss history for a three-year period are assigned by major loan category.  All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.  Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates.  Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss factors.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance may fluctuate from period to period.  As of December 31, 2009, management has allocated the allowance to specific loan categories and as a result there is not currently an unallocated component of the allowance.

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

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with U.S. GAAP.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The OTS examines First Federal periodically and, accordingly, as part of their examination, the allowance is reviewed for adequacy utilizing specific guidelines.  Based upon its review, the regulators may from time to time require reserves in addition to those previously provided.

The allowance for loan losses totaled $73.5 million, or 2.78%, of gross loan balances outstanding at December 31, 2009, and $68.5 million, or 2.57%, of gross loan balances outstanding at September 30, 2009.  During the quarter ended December 31, 2009, we increased the allowance by $5.0 million in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio and the level of charge-offs.  The ratio of the allowance to nonperforming loans, which includes nonaccrual loans and accruing loans 90 days or more delinquent, was 67.6% at December 31, 2009, and 85.0% at September 30, 2009.

Our analysis of allowance adequacy includes an impairment analysis for selected nonperforming commercial loans.  Based on the current economic environment and other factors, management believes that the allowance at December 31, 2009, is adequate to provide for estimated probable losses in our loan portfolio.

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

Allowance for Loan Losses
(dollars in thousands)

	Three Months Ended
	December 31,	September 30,
	2009	2009
Balance, beginning of period	$68,473	$54,499
Loans charged-off:
Real estate - residential mortgages (1-4 family)	1,492	1,150
Real estate - residential construction	817	568
Commercial secured by real estate including multi-family	1,022	166
Real estate - commercial construction	953	-
Commercial business loans	743	934
Land – Residential	5,016	956
Land - Commercial	6,263	599
Home equity loans	2,678	1,551
Manufactured housing loans	768	1,004
Credit cards	259	240
Marine loans	678	416
Other consumer loans	699	510
Total charge-offs	21,388	8,094
Recoveries:
Real estate - residential mortgages (1-4 family)	165	208
Real estate - residential construction	10	-
Commercial business loans	91	279
Land – Residential	621	1
Land – Commercial	1	53
Home equity loans	59	2
Manufactured housing loans	24	138
Credit cards	4	12
Marine loans	66	38
Other consumer loans	81	56
Total recoveries	1,122	787
Net charge-offs	20,266	7,307
Provision for loan losses	25,327	21,281
Balance, end of period	$73,534	$68,473
Balance as a percent of gross loans:	2.78%	2.57%
Net charge-offs as a percent of average net loans:	3.04%	1.10%

	December 31,	September 30,
	2009	2009
Allowance for loan losses applicable to:
Real estate - residential mortgages (1-4 family)	$4,442	$3,528
Real estate - residential construction	1,620	2,688
Commercial secured by real estate including multi-family	13,867	11,305
Real estate - commercial construction	1,237	1,931
Commercial business loans	4,984	4,585
Land - Residential	7,748	11,552
Land - Commercial	21,444	19,157
Home equity loans	8,762	4,687
Manufactured housing loans	3,718	3,502
Credit cards	1,174	1,056
Marine loans	2,837	2,783
Other consumer loans	1,701	1,699
Unallocated	-	-
Total	$73,534	$68,473

Percent of loans to total gross loans:
Real estate - residential mortgages (1-4 family)	36.53%	35.68%
Real estate - residential construction	1.24	1.55
Commercial secured by real estate including multi-family	16.52	16.35
Real estate - commercial construction	1.83	2.00
Commercial business loans	3.36	3.63
Land - Residential	4.01	6.36
Land - Commercial	6.55	4.91
Home equity loans	15.16	14.81
Manufactured housing loans	9.46	9.17
Credit cards	0.70	0.66
Marine loans	2.79	2.88
Other consumer loans	1.85	2.00
Total Loans Receivable, Gross	100.00%	100.00%

Deposits

Our deposit composition at the indicated dates is as follows (dollar amounts in thousands):

	December 31, 2009		September 30, 2009
	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$200,233	8.79%	$190,159	8.25%
Interest-bearing checking accounts	361,827	15.89	337,636	14.66
Statement and other accounts	153,674	6.75	154,342	6.70
Money market accounts	338,930	14.88	344,220	14.94
Certificate accounts	1,222,775	53.69	1,277,254	55.45
Total deposits	$2,277,439	100.00%	$2,303,611	100.00%

Deposits decreased $26.2 million during the three months ended December 31, 2009.  Noninterest-bearing checking accounts and interest-bearing checking accounts increased $10.1 million and $24.2 million, respectively, primarily due to the timing of direct deposits received December 31, 2009, instead of January 1, 2010, due to the holiday.  Statement accounts and money market accounts decreased $668 thousand and $5.3 million, respectively.  Certificate accounts decreased $54.5.  The Company competitively priced the certificates of deposit to maintain the net interest margin; however, we did not have the highest interest rate in the market which played a role in the decrease in certificate accounts, as well as maturities.

Treasury Activities

The treasury function of the Company manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk and liquidity risk, and optimizing capital utilization.  In managing the investment portfolio to achieve its stated objective, the Company invests predominately in U.S. Treasury and Agency securities, MBS, asset-backed securities, including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s Asset/Liability Committee (“ALCO”) and the Investment Committee, which also reviews all investment and funding transactions.  ALCO activities are summarized and reviewed monthly with the Company’s Board of Directors.

At December 31, 2009, the investment securities portfolio, consisting of MBS, available for sale securities, held-to-maturity securities and FHLB stock, totaled $547.4 million, or 15.75% of total assets, compared to $561.3 million, or 15.99% of total assets, at September 30, 2009.  The portfolio decreased $13.9 million from the level at fiscal year-end 2009, primarily because mortgage-backed security purchases of $21.9 million were less than repayments on MBS of $35.8 million.  Additional MBS were not purchased due the low interest rate.

Borrowings

Our borrowings composition at the indicated dates is as follows (dollar amounts in thousands):

	December 31, 2009		September 30, 2009
	Balance	% of Total	Balance	% of Total
FHLB advances	$565,622	71.25%	$492,751	61.76%
Bank line of credit	11,000	1.39	28,000	3.51
Federal Reserve Bank	170,000	21.42	230,000	28.82
Junior subordinated debt	46,392	5.84	46,392	5.81
Other	812	0.10	813	0.10
Total Borrowings	$793,826	100.00%	$797,956	100.00%

      During the current quarter, Federal Reserve Bank borrowings decreased by $60.0 million to $170.0 million and the JPMorgan Chase Bank line of credit decreased $17.0 million to $11.0 million.  These decreases were somewhat offset by the increase in FHLB advances of $72.9 million, bringing the balance to $565.6 at December 31, 2009.  The shift in funding did not adversely affect our net interest margin, and was primarily done to address future cash flow needs of the Company.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below:

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At December 31, 2009, commercial and retail loan commitments totaled $38.6 million.  Standby letters of credit, which are conditional commitments to guarantee performance, totaled $1.8 million at December31, 2009.  Unused business, personal, and credit card lines totaled $396.9 million at December 31, 2009.

Derivatives

We record derivatives at fair value, as either assets or liabilities, on the condensed consolidated balance sheets.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.  See Note 12 in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Asset and Liability Management

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

Our market risk arises primarily from interest rate risk inherent in our lending, deposit-taking and other funding activities.  The structure of our loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account at present nor are we subject to currency exchange risk or commodity price risk.  Responsibility for monitoring interest rate risk rests with ALCO, which is comprised of senior management.  ALCO regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

As of December 31, 2009, management believes that there have been no significant changes in market risk as disclosed in our 2009 Form 10-K.

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk.  As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates.  The Company manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk.  A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of First Federal’s Asset/Liability Management Policy.

Management continually monitors basis risk such as Prime/LIBOR spread, and asset/liability mismatch.  Basis risk exists as a result of having much of the Company’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve.  Historically, the various pricing indices and yield curves have been highly correlated, however, in the past couple of years some of these relationships have moved outside of their normal boundaries.  As an example, the spread between Prime and 1-Month LIBOR moved in a range between 263 basis points and 293 basis points for the two years ended December 31, 2007 – a difference of 30 basis points from high to low.  In contrast, for the period from December 31, 2007 to December 31, 2009, the Prime/LIBOR spread posted a low of negative 9 basis points at October 10, 2008, and a high of 344 basis points at March 17, 2008 – a range of 353 basis points. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in fiscal 2010.

The Company originates loans, along with purchasing investment securities in which the underlying assets are residential mortgage loans subject to prepayments.  The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions.  Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments.  The prepayment rates form the basis for income recognition of premiums or discounts on the related assets.  Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin.  Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin.  This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks”.  The modeled scenarios begin with a base case in which rates are unchanged and include parallel and non-parallel rate shocks.  The non-parallel shifts include yield curve flattening and steepening scenarios as well as a move to the implied-forward yield curve.  The results of these shocks are measured in two forms:  first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity.  In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost/benefit of hedging strategies.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.  The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate.  The base case scenario assumes interest rates stay at December 31, 2009 levels.  The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes:

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(1.07)%
1.00	(0.41)
Flat (Base Case)
(1.00)	0.33

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

The following table is a summary of our one-year dynamic gap at December 31, 2009 (in thousands):

December 31, 2009
Interest-earning assets maturing or repricing within one year	$1,684,887
Interest-bearing liabilities maturing or repricing within one year	1,453,082
Cumulative gap	$231,805

Gap as a percent of total assets	6.67%

Our dynamic gap position at December 31, 2009, which considers expected prepayments of loans and MBS, results in $1.7 billion in interest-earning assets that will reprice and $1.5 billion in interest-bearing liabilities that will reprice, resulting in a positive one-year gap position of $231.8 million, or 6.67% of  total assets.  Our one year dynamic gap position at December 31, 2008, was a positive $4.2 million, or 0.14% of total assets.  At September 30, 2009, the dynamic gap was a positive $191.3 million or 5.45% of total assets.  The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and MBS in a one-year period and our expectation that under current interest rates, certain advances of the FHLB Atlanta will not be called.  Also included in the above table are our estimates of core deposit decay rates.  Based on studies, changes in assumed decay rates have lengthened certain liabilities such as checking and money market accounts.

We are in a positive gap which normally indicates that a rise in market interest rates would have a positive effect on net interest income.  The opposite would generally occur when an institution has a negative gap position.  A negative gap would suggest that net interest income would increase if market interest rates declined.  Although we are in a positive gap position, we have projected an increase in market interest rate would have a negative effect on net interest income, due primarily to our home equity line products, which carry a floor rate of six percent, which will reprice after liabilities reprice.  As the yield curve declined and steepened during fiscal 2009, our portfolio rebalanced into higher yielding commercial and consumer products, which improved our net interest margin and net interest income.

RESULTS OF OPERATIONS

For Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Financial Highlights

The Company reported a net loss of $4.5 million for the quarter ended December 31, 2009, and a net loss of $6.5 million for the comparable quarter in fiscal 2008.  Basic and diluted earnings per share available to common shareholders was a loss of $0.33 for the quarter ended December 31, 2009, compared to a loss of $0.58 for the quarter ended December 31, 2008.

For the quarter ended December 31, 2009, as compared to the quarter ended December 31, 2008, net interest income increased $7.8 million primarily due to increases in interest income resulting from increases in loan volume, coupled with a decrease in interest expense due to lower interest rates despite the increase in deposit volume.  An increase in non-interest income of $3.8 million was substantially due to the donation of a building in Florence, SC, which resulted a $1.3 million gain on disposition of assets, an increase in mortgage banking income, an increase in administration fees as a result of the American Pensions, Inc. acquisition in July 2009, and a decrease in impairment on investment securities, somewhat offset by a decrease in real estate operations income.  An increase in the provision for loan losses of $4.9 million was due to higher levels of nonperforming assets and charge-offs.  Increases in non-interest expense of $4.0 million was substantially due to contribution expense for the building donation of $1.2 million, increased FDIC insurance deposit expense due to higher assessment rates, increased loan expenses due to nonperforming assets, increases in salaries and benefits expenses and occupancy costs due to the acquisition of Cape Fear Bank and American Pensions, Inc.

The Company’s key performance measurements such as return on average assets and return on average equity were (0.52%), and (5.14%), respectively, for the quarter ended December 31, 2009, compared to (0.87%), and (12.98%), respectively, for the quarter ended December 31, 2008.

Net Interest Income

The Company’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  The yields and costs for the periods presented in the table below are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average loan balances, however, interest income on these loans is excluded from interest income.

The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and rates (in thousands):

	Three Months Ended December 31,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,684,929	5.91%	$2,368,767	6.29%
Mortgage-backed securities	462,630	5.52	423,508	5.53
Investments and other interest-earning assets	163,481	3.98	75,339	2.73
Total interest-earning assets	$3,311,040	5.76%	$2,867,614	6.08%

Deposits	$2,293,892	1.51%	$1,931,978	2.37%
Borrowings	763,638	3.37	$875,966	3.22
Total interest-bearing liabilities	$3,057,530	1.97%	$2,807,944	2.64%

Interest spread		3.79%		3.44%
Net interest margin		3.94%		3.48%

For the quarter ended December 31, 2009, as compared to the quarter ended December 31, 2008, the net interest margin increased to 3.94% from 3.48%.  The average balance of interest earning assets increased $443.4 million, with loans accounting for $316.2 million of the increase.  The increase in average loans is largely due to the acquisition of Cape Fear Bank, which is $239.7 million, with a smaller impact from loan originations.  The decrease in loan market interest rates coupled with the $73.7 million increase in the nonaccrual loans accounted for the 38 basis point rate decrease.

The increase in the average MBS balance is due both to the Cape Fear Bank acquisition and new purchases. The increase in the average balance of investments and other interest-earning assets is primarily due to the FDIC indemnification asset from the Cape Fear Bank acquisition with a smaller impact from the addition of Cape Fear Bank investments.

The increase in the investments and other interest-earning assets rate of 125 basis points is primarily attributable to the accretable interest income associated with the FDIC indemnification asset.

The increase in the deposit balance is primarily attributable to the Cape Fear Bank acquisition and the decrease in the deposit rate of 86 basis points is primarily due to lower market interest rates.

The decrease in the borrowings balance is due to the repayment of FHLB advances at maturity, substantially offset by Federal Reserve Bank borrowings, with a smaller impact from advances obtained through the Cape Fear Bank acquisition. In late December 2009, there was a $17.0 million repayment on the JPMorgan Chase line of credit. The effect of this repayment will reduce interest expense in subsequent periods. The 15 basis point increase in the borrowings rate is due to an increase in the FHLB rate of 1.02%, a 1.80% decrease in the JPMorgan Chase line of credit rate which is tied to Libor, and a decrease in the Federal Reserve Bank borrowings rate of 37 basis points.

Changes in the net interest income from period to period results from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds.

The following rate/volume analysis depicts the increase in net interest income attributable to interest rate and volume fluctuations compared to the same period last year (in thousands):

	Three Months Ended December 31,
	2009 versus 2008
	Volume	Rate	Total
Interest income:
Loans	$4,804	$(2,343)	$2,461
Mortgage-backed securities	544	(15)	529
Investments and other interest-earning assets	619	507	1,126
Total interest income	5,967	(1,851)	4,116
Interest expense:
Deposits	1,901	(4,727)	(2,826)
Borrowings	(1,089)	274	(815)
Total interest expense	812	(4,453)	(3,641)
Net interest income	$5,155	$2,602	$7,757

Provision for Loan Losses

The provision for loan losses increased $4.9 million to $25.3 million for the quarter ended December 31, 2009, compared to $20.5 million for the same quarter a year ago. The current quarter provision for loan losses can be attributed to the increase in nonperforming loans, increase in net charge-offs and the increased economic uncertainties in the markets we serve. The allowance for loan losses to total loans was 2.78% at December 31, 2009, compared to 1.74% at December 31, 2008.

For the quarter ended December 31, 2009, net charge-offs were $20.3 million, or 3.04%, of average loans, compared to $2.9 million, or 0.49%, of average loans in the quarter ended December 31, 2008. Due to the continuing economic recession, the Company implemented a monthly problem loan review process, initially focusing on delinquent commercial loans greater than $100 thousand and all loans greater than $500 thousand, which resulted in an increase in net charge-offs during the quarter, primarily in the commercial loan and land loan portfolios. While these reviews are affecting the timing of charge-offs in our loan portfolios, we consider the allowance for loan losses at December 31, 2009, to be adequate.

Non-Interest Income

Total non-interest income increased $3.8 million to $15.1 million for the quarter ended December 31, 2009, as compared to the quarter ended December 31, 2008. The impairment charge for investment securities decreased $1.6 million due to the stabilization of corporate debt securities. The gain on disposition of assets increased $1.2 million due to the donation of a branch building. Mortgage banking income increased $651 thousand as a result of gains on loan securitizations and whole loan sales of $322 thousand, increases in late charges of $163 thousand and servicing fees for loans sold of $133 thousand. Service charges and fees on accounts increased $121 thousand, primarily due to an increase in debit card volume, somewhat offset by a decrease in overdraft charges. Insurance revenues increased $178 thousand as a result of an increase in new business activity during the current quarter when compared to the same quarter last year.

Non-Interest Expense

Total non-interest expense increased $4.0 million to $30.6 million in the quarter ended December 31, 2009, as compared to the quarter ended December 31, 2008.

Salary and employee benefits increased $716 thousand, or 4.17%, for the three months ended December 31, 2009, compared to the same period last fiscal year. Employee compensation increases associated with the Cape Fear Bank and American Pensions, Inc. acquisitions, the addition of the Wealth Management department, and additional First Federal staff added $1.7 million to salary and employee benefit expense for the quarter ended December 31, 2009, compared to the prior year quarter. Increases in employee group insurance resulted in a $199 thousand increase. Cost savings initiatives which temporarily postponed management bonus accruals, profit sharing and 401K match resulted in reductions of $1.4 million for the same period.

Occupancy costs increased $299 thousand, or 13.94%, to $2.4 million, primarily due to rent expense and maintenance expense associated with the Cape Fear Bank and American Pension, Inc. acquisitions. Furniture and equipment expense increased $644 thousand, or 43.08%, to $2.1 million in the quarter ended December 31, 2009, due to increased technology and contracted services costs associated with the acquisition of Cape Fear Bank and assistance in selling other real estate owned properties. Other expenses increased $2.3 million, or 46.90%, from December 31, 2008, primarily due to an increase in contribution expense of $1.2 million from the donation of a branch building, a $450 thousand increase in FDIC assessment fees due to rate increases and a $403 thousand increase in loan expenses due to appraisals, credit reports, insurance and participation expenses related to loan delinquencies.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in future periods.

In the quarter ended December 31, 2009, the Company recorded an income tax benefit of $3.4 million on a pre-tax loss of $7.9 million, resulting in an effective tax rate of 42.6%. In the quarter ended December 31, 2008, the Company recorded an income tax benefit of $4.1 million on a pre-tax loss of $10.7 million, resulting in an effective tax rate of 38.7%. The increase in the rate related to the tax benefit for the quarter ended December 31, 2009, is primarily due to an increase in tax exempt municipal investment income and a decrease in stock option expense, combined with the contribution of a branch building, somewhat offset by a decrease in the state income tax benefit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2009, there were no substantial changes in the interest rate sensitivity analysis for various changes in interest rates calculated as of September 30, 2009. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited condensed consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2009, included in the Company’s 2009 Form 10-K.

Item 4. Controls and Procedures

a) An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

FIRST FINANCIAL HOLDINGS, INC.
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business. In the opinion of management based on consultation with external legal counsel, the ultimate liability, if any, resulting from current litigation or legal actions will not materially affect the Company’s consolidated financial position or results of operations.

Item 1A – Risk Factors

In addition to the other information set forth in this report and the items discussed below, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” on the Company’s 2009 Form 10-K, which could materially affect its business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or operating results.

Problem Assets

Since 2007, the housing and real estate sectors have experienced an economic slowdown. Downturns in the real estate markets in our primary market area could adversely impact our business. A substantial portion of our loan portfolio consists of loans secured by real estate in South Carolina and North Carolina.

Due to the economic turndown, the Company experienced higher levels of nonaccruals, net charge-offs, and delinquencies in the loan portfolio during the three months ended December 31, 2009. Nonaccruals, charge-offs, and delinquencies were $108.7 million, $20.3 million, and $43.0 million, respectively, at December 31, 2009, as compared to $80.4 million, $7.3 million, and $35.5 million, respectively, at September 30, 2009. Increases in net charge-offs for the quarter ended December 31, 2009, were mainly driven by increases of $5.7 million in the commercial land portfolio, $3.4 million in the residential land portfolio, $1.1 million in the home equity loan portfolio, $953 thousand in the commercial construction portfolio and $856 thousand in the commercial real estate portfolio. The increase in nonaccruals is concentrated in the commercial real estate, land and residential mortgage loan portfolios, with increase of $12.4 million, $6.9 million and $5.9 million, respectively. Delinquencies increased $2.5 million in the home equity loan portfolio, $2.3 million in the commercial real estate loan portfolio and $2.1 million in the commercial business loan portfolio.

We are experiencing increasing loan delinquencies and credit losses as previously described. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 3.71% of our nonperforming loans at December 31, 2009. Lack of demand for development projects contributed to the increase in nonperforming loans in the commercial land portfolio, which was 27.67% of total nonperforming loans at December 31, 2009. Slower leasing activities due to the economy was a primary factor in the increase in nonperforming loans in the commercial real estate loan portfolio, which was 17.65% of total nonperforming loans at December 31, 2009.

In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At December 31, 2009, our total nonperforming loans increased to $108.9 million, or 4.12% of total loans, compared to $80.6 million, or 3.03% of total loans, at September 30, 2009. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we will continue to experience significant delinquencies and credit losses. As a result, we will continue to make provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

The Company continues to monitor and update their reviews of the loan portfolio. A monthly loan review process was initiated during the quarter requiring reviews of all commercial loans greater than $100 thousand and past due more than thirty days and all criticized and classified loans greater than $500 thousand. Focused reviews of all acquisition and development loans were completed. Focused reviews of other land were begun and are expected to be completed by March 31, 2010. Updated reviews of the remaining commercial real estate and business loan portfolios will also be completed.

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

The higher levels of net charge-offs and delinquencies resulted in an increase in the provision for loan losses. For the three months ended December 31, 2009, the provision was $25.3 million as compared to $21.3 million at September 30, 2009, and $20.5 million for the three months ended December 31, 2008.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

JPMorgan Chase Bank Line of Credit

During April 2007, we entered into a loan agreement with JPMorgan Chase Bank for a $25.0 million line of credit. In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010. A $17.0 million repayment was made in December 2009. At December 31, 2009, the outstanding balance on this line was $11.0 million.

We are currently in default on the terms of this line of credit. The terms of the line of credit require that our consolidated ratio of nonperforming assets plus other real estate owned to total gross loans plus other real estate owned, not exceed two percent. At December 31, 2009, this ratio was at 4.81%, and as a result we were in default on the line of credit. Under the terms of the credit facility the lender may call the full amount of the borrowings at anytime due to this default. In addition, while the default is continuing we are unable to make additional borrowings under the line. We currently have funds available to repay the debt in the event it is called by the creditor. The Company anticipates paying down the remaining outstanding portion on the line of credit by March 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of fiscal 2010 that was not so disclosed.

Item 5 – Listing of Exhibits

Exhibit No.	Description of Exhibit	Location
2.1	Purchase and Assumption Agreement dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009

3.1	Company’s Certificate of Incorporation, as amended	Incorporated by reference to the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1997.

3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Company’s Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and Form 8-K filed October 26, 2007.

4.1	Warrant to purchase shares of Company’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Company’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Company’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: February 5, 2010	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer