Form 10-Q
period 2010-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2010-05-07
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Class	Outstanding Shares at
Common Stock	April 30, 2010
$.01 Par Value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
INDEX

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item
1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition
	at March 31, 2010 and September 30, 2009	3

	Condensed Consolidated Statements of Operations for the Three
	Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Operations for the Six
	Months Ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders’ Equity and
	Comprehensive Income (Loss) for the Six Months Ended March 31, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2010 and 2009	7 – 8

	Notes to Condensed Consolidated Financial Statements	9 – 33

2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	34 – 56

3.	Quantitative and Qualitative Disclosures About Market Risk	57

4.	Controls and Procedures	57

PART II - OTHER INFORMATION

Item
1.	Legal Proceedings	58
1A.	Risk Factors	58 – 59
2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
3.	Defaults Upon Senior Securities	59
4.	[Removed and Reserved]	59
5.	Other Information	59
6.	Exhibits	60 – 61

SIGNATURES		62

EXHIBIT 10.29 – PERFORMANCE INCENTIVE COMPENSATION PLAN

EXHIBIT 31 – CERTIFICATIONS

EXHIBIT 32 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Condensed Consolidated Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	September 30,
	2010	2009
ASSETS
Cash and cash equivalents	$62,087	$78,070
Investments available for sale, at fair value	12,105	13,756
Investments held to maturity	22,496	22,401
Investment in capital stock of FHLB	46,141	46,141
Mortgage-backed securities available for sale, at fair value	434,309	478,980
Loans receivable, net of allowance of $82,731 and $68,473	2,529,484	2,593,269
Loans held for sale	12,681	25,603
Accrued interest receivable	10,808	12,058
Office properties and equipment, net	83,417	81,021
Real estate and other assets acquired in settlement of loans	11,957	22,002
Goodwill	28,024	29,278
Intangible assets	10,228	8,683
Residential mortgage servicing rights, at fair value	12,279	11,166
FDIC indemnification recievable, net	65,461	62,754
Other assets	39,390	25,105
Total assets	$3,380,867	$3,510,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$203,937	$190,159
Interest bearing	2,233,655	2,113,452
Total deposits	2,437,592	2,303,611
Advances from FHLB	530,493	492,751
Other short-term borrowings	812	258,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	3,889	5,193
Outstanding checks	12,549	10,729
Accounts payable and other liabilities	14,139	41,149
Total liabilities	3,045,866	3,158,638

Stockholders' equity:
Series A preferred stock, $.01 par value, authorized 3,000,000 shares, issued and outstanding 65,000 shares at March 31, 2010 and September 30, 2009 (Redemption value $65,000)	1	1
Common stock, $.01 par value, authorized 24,000,000 shares; 21,465,163 and 20,835,381 shares issued at March 31, 2010 and September 30, 2009, respectively; 16,526,752 and 15,896,970 shares outstanding at March 31, 2010 and September 30, 2009, respectively	214	208
Additional paid-in capital	194,852	185,249
Retained income, substantially restricted	238,678	265,821
Accumulated other comprehensive income, net of income taxes	4,819	3,933
Treasury stock at cost, 4,938,411 shares at March 31, 2010 and September 30, 2009	(103,563)	(103,563)
Total stockholders' equity	335,001	351,649
Total liabilities and stockholders' equity	$3,380,867	$3,510,287

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$38,267	$36,084
Interest on mortgage-backed securities	6,027	7,526
Interest and dividends on investments	113	114
Other	1,009	7
Total interest income	45,416	43,731
INTEREST EXPENSE
Interest on deposits	7,835	10,486
Interest on borrowed money	6,085	6,284
Total interest expense	13,920	16,770
NET INTEREST INCOME	31,496	26,961
Provision for loan losses	45,915	12,765
Net interest (loss) income after provision for loan losses	(14,419)	14,196
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(416)	(2,889)
Portion of gain (loss) recognized in other comprehensive income before taxes	1,402	(2,032)
Net impairment losses recognized in earnings	(1,818)	(857)
Brokerage fees	550	632
Insurance revenues	7,502	6,966
Service charges and fees on deposit accounts	5,708	5,280
Mortgage banking income	2,068	2,652
Gains on disposition of assets	46	36
Other	(83)	(69)
Total non-interest income	13,973	14,640
NON-INTEREST EXPENSE
Salaries and employee benefits	19,139	13,637
Occupancy costs	2,439	2,129
Marketing	559	422
Furniture and equipment expense	2,052	1,572
Amortization of intangibles	243	203
Other	6,474	5,882
Total non-interest expense	30,906	23,845
(Loss) income before income taxes	(31,352)	4,991
Income tax (benefit) expense	(12,296)	1,872
NET (LOSS) INCOME	(19,056)	3,119
Preferred stock dividends	813	813
Accretion on preferred stock discount	138	130
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(20,007)	$2,176

Net (loss) income per Common Share - Basic	$(1.15)	$0.27
Net (loss) income per Common Share - Diluted	$(1.15)	$0.27
Net (loss) income per Common Share Available to Common Shareholders - Basic	$(1.21)	$0.19
Net (loss) income per Common Share Available to Common Shareholders - Diluted	$(1.21)	$0.19

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Six Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$78,285	$73,641
Interest on mortgage-backed securities	12,459	13,430
Interest and dividends on investments	647	624
Other	2,125	20
Total interest income	93,516	87,715
INTEREST EXPENSE
Interest on deposits	16,554	22,029
Interest on borrowed money	12,578	13,594
Total interest expense	29,132	35,623
NET INTEREST INCOME	64,384	52,092
Provision for loan losses	71,242	33,236
Net interest (loss) income after provision for loan losses	(6,858)	18,856
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(986)	(6,085)
Portion of gain (loss) recognized in other comprehensive income before taxes	1,326	(3,084)
Net impairment losses recognized in earnings	(2,312)	(3,001)
Brokerage fees	1,046	1,112
Insurance revenues	12,925	12,211
Service charges and fees on deposit accounts	11,525	10,949
Mortgage banking income	4,479	4,412
Gains on disposition of assets	1,321	88
Other	83	128
Total non-interest income	29,067	25,899
NON-INTEREST EXPENSE
Salaries and employee benefits	37,017	30,799
Occupancy costs	4,883	4,274
Marketing	1,127	1,072
Furniture and equipment expense	4,191	3,067
Amortization of intangibles	486	405
Other	13,753	10,824
Total non-interest expense	61,457	50,441
Loss before income taxes	(39,248)	(5,686)
Income tax benefit	(15,660)	(2,258)
NET LOSS	(23,588)	(3,428)
Preferred stock dividends	1,626	1,038
Accretion on preferred stock discount	274	166
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(25,488)	$(4,632)

Net loss per Common Share - Basic	$(1.43)	$(0.29)
Net loss per Common Share - Diluted	$(1.43)	$(0.29)
Net loss per Common Share Available to Common Shareholders - Basic	$(1.54)	$(0.40)
Net loss per Common Share Available to Common Shareholders - Diluted	$(1.54)	$(0.40)

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)  (Unaudited)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Income	Loss	Stock	Total
Balance at September 30, 2008	$166	$-	$58,338	$244,327	$(15,966)	$(103,387)	$183,478
Net loss				(3,428)			(3,428)
Other comprehensive gain:
Unrealized net gain on securities available for sale, net of reclassification adjustment and tax of $7,769					12,205		12,205
Total comprehensive income							8,777
Common stock issued pursuant to:
Stock option and employee benefit plans			577				577
Stock option tax benefit			4				4
Issuance of preferred stock/warrants		1	64,999				65,000
Accretion of preferred stock/warrants			166	(166)			-
Cash dividends
Common stock ($.305 per share)				(3,565)			(3,565)
Preferred stock ($15.97 per share)				(1,038)			(1,038)
Cumulative effect of adoption of FSP 115-2 and FSP 124-2				1,178			1,178
Treasury stock purchased						(176)	(176)
Balance at March 31, 2009	$166	$1	$124,084	$237,308	$(3,761)	$(103,563)	$254,235

					Accumulated
			Additional		Other
	Common	Preferred	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Income	Income	Stock	Total
Balance at September 30, 2009	$208	$1	$185,249	$265,821	$3,933	$(103,563)	$351,649
Net loss				(23,588)			(23,588)
Other comprehensive gain:
Unrealized net gain on securities available for sale, net of reclassification adjustment and tax of $588					886		886
Total comprehensive loss							(22,702)
Common stock issued pursuant to:
Public offering	6		9,183				9,189
Stock option and employee benefit plans			146				146
Accretion of preferred stock/warrants			274	(274)			-
Cash dividends
Common stock ($.10 per share)				(1,655)			(1,655)
Preferred stock ($25.00 per share)				(1,626)			(1,626)
Balance at March 31, 2010	$214	$1	$194,852	$238,678	$4,819	$(103,563)	$335,001

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(23,588)	$(3,428)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,046	2,947
Amortization of intangibles	486	405
Loss (gain) on sale of loans, net	449	(1,997)
Gain on sale of loan securitizations, net	(2,076)	-
Gain on sale of property and equipment, net	(1,321)	(88)
Loss on sale of real estate owned, net	1,138	60
Stock option compensation expense	146	301
Excess tax benefit resulting from stock options	-	(4)
Deferred income taxes	(27,815)	(6,166)
Amortization of discount on preferred stock	-	166
Amortization of discounts/premiums on investments, net	(1,778)	(3,113)
(Decrease) increase in deferred loan fees and discounts	(155)	329
Impairment of investment securities	2,312	3,001
Cumulative effect of adoption of FSP 115-2 and 124-2	-	1,178
Increase in receivables and other assets	(13,317)	(1,308)
Provision for loan losses	71,242	33,236
Write-down of real estate and other assets acquired in settlement of loans	2,840	1,182
Proceeds from sales of loans held for sale	134,903	123,921
Decrease in fair value of mortgage servicing rights	601	5,776
Increase in FDIC Indemnification asset	(2,707)	-
Origination of loans held for sale	(122,068)	(162,958)
Increase (decrease) in accounts payable and other liabilities	1,286	(7,696)
Net Cash provided by (used in) operating activities	23,624	(14,256)

Cash Flows from Investing Activities
Net purchases of investment securities held to maturity	-	(290)
Proceeds from the maturity of investments	186	92
Proceeds from the sales of investment securities available for sale	-	3,000
Net purchases of investment securities available for sale	(1)	(1,929)
Redemption of FHLB stock	-	4,257
Increase in loans, net	(14,090)	(48,642)
Proceeds from the sales of mortgage-backed securities available for sale	-	13,670
Repayments on mortgage-backed securities available for sale	80,290	57,068
Purchase of mortgage-backed securities available for sale	(33,316)	(234,252)
Proceeds from the sales of real estate owned and other repossessed assets	13,119	2,502
Reclassification of goodwill to intangibles	-	(104)
Net purchase of office properties and equipment	(4,121)	(5,872)
Net cash provided by (used in) investing activities	42,067	(210,500)

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands) (Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Cash Flows from Financing Activities
Net increase (decrease) in checking, passbook and money market fund accounts	$53,719	$(14,064)
Net increase in certificates of deposit	80,262	158,019
Net advances (repayments) of FHLB advances	37,742	(209,000)
Issuance of common stock	9,189	-
Issuance of preferred stock	-	62,019
Issuance of stock warrants	-	2,981
Net (decrease) increase in other borrowings	(258,001)	234,999
Decrease in advances by borrowers for taxes and insurance	(1,304)	(2,075)
Proceeds from the exercise of stock options	-	276
Excess tax benefit resulting from stock options	-	4
Preferred stock dividends paid	(1,626)	(1,204)
Common stock dividends paid	(1,655)	(3,565)
Treasury stock purchased	-	(176)
Net Cash (used in) provided by Financing Activities	(81,674)	228,214

Net (decrease) increase in cash and cash equivalents	(15,983)	3,458

Cash and cash equivalents at beginning of period	78,070	62,549

Cash and cash equivalents at end of period	$62,087	$66,007

Supplemental disclosures:
Cash paid during the period for:
Interest	$31,301	$35,384
Income taxes	$4,619	$13,288
Noncash investing and financing activities during the period:
Loans foreclosed	$6,788	$5,747
Unrealized gain on securities available for sale, net of tax	$886	$12,205

See accompanying notes to condensed consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements presented in this quarterly report included the accounts of First Financial Holdings, Inc. (the “Company”, which may be referred to as “First Financial”, “we”, “us” or “our”) and its wholly-owned subsidiaries, the principal one being First Federal Savings and Loan Association of Charleston (“First Federal”, “the Association”), a federally-chartered stock savings and loan association.  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited.  The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting of the Company.  The Consolidated Statement of Financial Condition as of September 30, 2009, which has been derived from audited financial statements, unaudited condensed consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q.  In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position and condensed consolidated results of operations have been made.  All such adjustments are of a normal, recurring nature.  The results of operations for the three and six months ended March 31, 2010, are not necessarily indicative of the results of operations that may be expected in future periods.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2009 (“2009 Form 10-K”).

NOTE 2.  Critical Accounting Estimates and Related Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from these estimates and assumptions.

Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to the determination of the allowance for loan losses, including the evaluation of impaired loans and the associated provision for loan losses, loans acquired with deteriorated credit quality, the Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, valuation of real estate owned (“REO”), valuation of investment securities, goodwill and intangible assets, residential mortgage servicing rights, and deferred income taxes as well as the associated income tax expense.

Allowance for Loan Losses

Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Management assesses the allowance for loan losses on at least a quarterly basis by analyzing several factors including charge-off rates, delinquency rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies, real estate values, and vacancy rates of business and residential properties.

The Company believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date.  The impact of an unexpected large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The Company’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of loss estimates.  The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.  The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified.  The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically.

Adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those loss factors.  As a result of the imprecision in calculating inherent and incurred losses, a range of “loss factors” is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other qualitative factors that may alter historical loss experience.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual charge-offs, net of recoveries.

Loans Acquired with Deteriorated Credit Quality

Accounting Standards Codification Topic (“ASC”) 310-30 applies to a loan with evidence of deterioration of credit quality since origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  For loans accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser.  Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques.  Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful.  Certain amounts related to these loans were estimates and highly subjective.

Adjustments to loan values in future quarters may occur based on management’s expectation of future cash flows expected to be collected over the lives of the loans.  If based on the review, it is probable that a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the remaining valuation allowance established for the loans is reduced for the increase in the present value of cash flows expected to be collected.  If based on the review, it is probable that a significant decrease in cash flows previously expected to be collected or if actual cash flows are significantly less than cash flows previously expected, the allowance for loan losses is reduced for the decrease in the present value of the cash flows expected to be collected.  The accretable yield for the loans is recalculated as the increase or decrease of the revised cash flows expected to be collected over the sum of the initial investment less cash collected less write-downs plus the amount of yield accreted to date.

FDIC Indemnification Asset

On April 10, 2009, First Federal entered into a purchase and assumption agreement (“the agreement”) with loss share with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution.  The loans and REO purchased under the agreement are covered by a loss share agreement between the FDIC and First Federal which affords the Association significant protection.  This agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Association.  This agreement extends for 10 years for one-to-four family real estate loans and for five years for other loans. First Federal cannot submit claims of loss until certain events occur, as defined under the agreement.

The determination of the initial fair value of loans and REO acquired, and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity.  The amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  Because of the loss sharing agreement with the FDIC on these assets and that First Federal considered its share of losses in estimating fair values of assets acquired, First Federal should not incur any significant losses.  To the extent the actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.  As such, the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

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

To determine which individual securities are at risk for other-than-temporary impairment (“OTTI”), the Company also considers various characteristics of each security including, but not limited to, the credit rating, the duration and amount of the unrealized loss and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  For securities identified as at risk for OTTI, additional evaluation techniques are applied, include estimating projected cash flows based on the structure of the security and certain assumptions such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

Goodwill and Intangible Assets

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with U.S. GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions.

An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged.  Intangible assets with finite useful lives are amortized over those lives.  To determine useful lives of intangible assets various guidelines exist and require subjectivity and judgment.

Residential Mortgage Servicing Rights

The methodology used to determine the fair value of mortgage servicing rights (“MSRs”) is subjective and requires the development of a number of assumptions.  We determine fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals.  Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.

Income Taxes

The Company computes its interim period tax expense based upon projections of pretax income adjusted for income or expense that has different tax treatment and projected tax credits.  Various estimates included but not limited to, tax rates in multiple state tax jurisdictions, exempt income earned in the interim period and projections for the remainder of the fiscal year are used in determining the interim period tax provision.  The Company also incorporates the impact of taxable income or loss for each period and the projections in determining the effective rate.  The Company reviews the actual period results and estimates the tax expense, determines the effective rate for the period and compares this to the projected effective rate for the year.  The Company uses the actual results for the period to determine the tax expense, unless there is a material difference in the actual rate of tax for the period versus the projected effective rate for the fiscal year.

Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes.  Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, “Income Taxes.”  Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3.  Recent Accounting Pronouncements

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB ASC 860, Accounting for Transfers of Financial Assets, which removes the concept of a qualifying special-purpose entity and requires consolidation of variable interest entities that are qualifying special-purpose entities.  FASB ASC 860 limits the circumstances in which a transferor derecognizes a portion or component of a financial asset and establishes conditions for reporting a transfer of a portion(s) of a financial asset as a sale.  This statement is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009.  Early application is not permitted.  The Company is evaluating the impact of FASB ASC 860 on its consolidated financial condition, results of operation and cash flows.

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

Fair Value (Topic 820) – Improving Disclosures about Fair Value Measurement

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Pursuant to ASU 2010-06, a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the existing disclosures that a reporting entity should provide about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company does not expect any material impact on its consolidated financial condition or results of operations.

NOTE 4.  Acquisition

On April 10, 2009, First Federal entered into an agreement with the FDIC and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  First Federal assumed approximately $306 million of deposits (which excluded nearly all brokered deposits), $59 million of FHLB advances and $474 thousand of other liabilities of Cape Fear Bank.  Additionally, First Federal purchased approximately $274.5 million in loans, $7.5 million in real estate and other repossessed assets, and $70.8 million of other assets.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a pre-tax gain of $47.7 million, which is included as an extraordinary item in First Financial’s fiscal 2009 Consolidated Statement of Operations.  Due to the difference in tax bases of the assets acquired and liabilities assumed, First Federal recorded a deferred tax liability of $18.8 million, resulting in an after-tax gain of $28.9 million.

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC which affords First Federal significant protection.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as “covered assets”).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80% of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95% of the losses.  Reimbursement for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the Cape Fear’s book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.  The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $60.4 million on the acquisition date.  The cumulative losses related to the first loss tranche on covered assets at March 31, 2010, were $24.3 million.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30 was $170.6 million.  The estimated fair value of the loans was $74.6 million, net of an accretable yield of $10.7 million, which represents the difference between the value of the loans on our balance sheet and the cash flows they are expected to produce.  At April 10, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of underlying collateral.  There was no allowance for credit losses established related to these loans at acquisition based on the provision of ASC 310-30.  For subsequent evaluation of credit impaired loans acquired in the Cape Fear Bank acquisition, if based on current information at the time of the subsequent evaluation, it is probable that we will be unable to collect all cash flows expected at acquisition, the loan will be considered as impaired for purposes of applying measurement and other provisions of ASC 450-20 or ASC 310-10-35 as applicable.  In accordance with the accounting standards, the credit-impaired loans acquired are not included in the allowance for loan losses calculation and any impairment determined upon subsequent evaluation would be appropriately recorded as an adjustment to the FDIC Indemnification Asset established at acquisition.  Likewise, in connection with any subsequent evaluation of credit-impaired acquired loans resulting in a significant increase in cash flows compared to those previously expected, the loans will be accounted for in accordance with the guidance of ASC 310-30-35-10 such that any adjustment to non-accretable yield would be adjusted prospectively. Such adjustments would reduce the FDIC Indemnification Asset established at acquisition.

On the acquisition date, the estimate of the contractually required payments receivable for all ASC 310-30 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Federal determined an allowance for credit losses totaling approximately $4.1 million that was applied to the non FASB ASC 310 portion of acquired loans, which was derived using First Federal’s allowance methodology.

NOTE 5.  FDIC Indemnification Asset

The following table shows the activity related to the FDIC indemnification asset for the six months ended March 31, 2010 (in thousands):

	Reimbursement Rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at September 30, 2009	$62,800	$6,250	$69,050	$(6,296)	$62,754
Payments from FDIC for losses on covered assets					-
Recoverable amounts for reimbursable expenses	-	-	-	-	-
Loss on real estate owned	593	-	593	-	593
Accretion discount	-	-	-	2,114	2,114
Balance at March 31, 2010	$63,393	$6,250	$69,643	$(4,182)	$65,461

Amounts receivable from the FDIC have been estimated at 80% of losses on covered assets (acquired loans and REO) in excess of the first loss tranche of $31.5 million and up to $110 million.  Reimbursable losses in excess of $110 million have been estimated at 95% of the amount recoverable from the FDIC.  The value of the FDIC Indemnification Asset is evaluated on a periodic basis, at least annually.

Note 6.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, mortgage-backed securities (“MBS”) available for sale, and held to maturity securities are as follows (in thousands):

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,096	$18	$-	$2,114
State and municipal obligations	450	3	-	453
Corporate debt securities	13,753	174	4,389	9,538
	16,299	195	4,389	12,105
Mortgage-backed securities:
FHLMC	32,612	1,308	128	33,792
FNMA	29,533	862	26	30,369
GNMA	33,569	1,019	-	34,588
CMOs	325,672	11,860	1,972	335,560
	421,386	15,049	2,126	434,309
Total	$437,685	$15,244	$6,515	$446,414

Securities held to maturity:

State and municipal obligations	$21,590	$1,583	$23	$23,150
Certificates of deposit and other	906	-	-	906
Total	$22,496	$1,583	$23	$24,056

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,173	$14	$2	$2,185
State and municipal obligations	450	24	-	474
Corporate debt securities	16,078	142	5,123	11,097
	18,701	180	5,125	13,756
Mortgage-backed securities:
FHLMC	39,184	1,363	297	40,250
FNMA	33,374	874	64	34,184
GNMA	41,906	948	-	42,854
CMOs	352,292	13,413	4,013	361,692
	466,756	16,598	4,374	478,980
Total	$485,457	$16,778	$9,499	$492,736

Securities held to maturity:

State and municipal obligations	$21,495	$2,784	$-	$24,279
Certificates of deposit	906	-	-	906
Total	$22,401	$2,784	$-	$25,185

	As of March 31, 2010
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$1,488	$1,488
Due after one year through five years
Due after five years through ten years	1,614	1,647
Due after ten years	13,197	8,970
	16,299	12,105
Mortgage-backed securities	421,386	434,309
Total securities available for sale	$437,685	$446,414

Securities held to maturity:
Due within one year	$400	$400
Due after one year through five years	506	506
Due after five years through ten years	-	-
Due after ten years	21,590	23,150
Total held to maturity securities	$22,496	$24,056

	As of September 30, 2009
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$100	$100
Due after one year through five years	1,496	1,494
Due after five years through ten years	1,007	998
Due after ten years	16,098	11,164
	18,701	13,756
Mortgage-backed securities	466,756	478,980
Total securities available for sale	$485,457	$492,736

Securities held to maturity:
Due within one year	$606	$606
Due after one year through five years	300	300
Due after five years through ten years	-	-
Due after ten years	21,495	24,279
Total held to maturity securities	$22,401	$25,185

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010, were as follows (in thousands):

	As of March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities	$6,408	$154	$-	$-	$6,408	$154
Collateralized mortgage obligations	70,548	1,248	32,768	724	103,316	1,972
Corporate debt securities	446	4	5,610	4,385	6,056	4,389
Total temporarily impaired	$77,402	$1,406	$38,378	$5,109	$115,780	$6,515

Securities held to maturity:
State and municipal obligations	$1,397	$23	$-	$-	$1,397	$23

At March 31, 2010, we had 43 individual available for sale investments and two individual held to maturity investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Government agencies and MBS summarized above were attributable to continued market turmoil, temporary credit write-downs and liquidity.  The unrealized losses on the corporate debt securities are due to credit quality as well as liquidity.  We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

Our CMO portfolios, which are comprised of non-agency, private label securities, were priced to level three cash flow models (described in Note 15) because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, new issuances if any, and market liquidity to the extent possible.  The Company determined that valuations had suffered deterioration in part due to forced sales and illiquid market conditions in which these securities trade; and accordingly, we do not believe that these values accurately reflect the true fair value of these securities.  To determine our pricing valuation for CMOs, we utilized a weekly market snapshot that reflects current prices and spreads of a variety of products for the most recent two year period.  The current quarterly trend indicated that there was no readily available private label price reflecting the illiquidity of the market and therefore resulted in the use of level three cash flow modeling.  Before credit deterioration began, comparable agency and private label MBS products typically maintained a spread of 50 basis points.

To determine a market price for the Company’s collateralized debt obligations (“CDO”), which are comprised of trust preferred securities issued by financial institutions, we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  The default model assumed a 1% prepayment rate and twice the historic default rates for banking institutions to consider unknown risk and potential loss factors.  We examine each underlying security within the pool for the actual status and assume a 100% loss on defaults and, in the case of interest deferrals, a 100% loss with a 15% recovery rate over two years.

To determine which individual securities are at-risk for other-than-temporary impairment, the Company considers various characteristics of each security including, but not limited to: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security level review, the Company identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an other-than-temporary impairment credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.

The following table presents the Company’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive income, credit losses recognized in operations and credit ratings as of March 31, 2010.  The credit rating reflects the lowest credit rating by any major rating agency.  All private label/CMO securities are comprised of 2003, 2004, and 2005 vintage loans and are in the super senior or senior tranche except three securities with an amortized cost of $23.5 million, which are in the mezzanine tranche.  Each trust preferred corporate debt obligation is $1.0 million or less individually, is part of a pool of securities, and is in the mezzanine tranche.  There are $2.3 million of investments in the corporate debt and other investments category that are equity securities, limited liability companies (“LLC”) and partnerships, and therefore, have no credit rating included in the table below.  All but one municipal securities are held to maturity.

Amounts in the following table, representing inception to date balances, are in millions:
									Below
	Amortized								Investment
	Cost	Fair Value	OCI	OTTI	AAA	AA	A	BBB	Grade (1)
Private Label / CMO	$318.0	$327.7	$5.9	$(1.1)	$213.7	$14.2	$23.5	$38.9	$37.4
100% Bank Trust Preferred CDO	8.3	4.4	(2.4)	(4.6)	-	-	-	-	4.4
Corporate debt and other investments	6.4	6.0	(0.2)	(1.1)	-	-	1.0	2.0	3.0
Agency MBS	95.7	98.8	1.9	-	-	-	-	-	-
Agency CMO	7.7	7.9	0.1	-	-	-	-	-	-
Treasury / Agency	2.1	2.1	-	-	-	-	-	-	-
Municipals	22.0	23.6	-	-	4.1	10.0	7.6	-	1.9

Total	$460.2	$470.5	$5.3	$(6.8)	$217.8	$24.2	$32.1	$40.9	$46.7

(1)  The "Below Investment Grade" category includes securities that have no credit rating.  Agency MBS, Agency CMO, Treasury/Agency, Equity securities, LLCs, and partnerships are not included in  "Below Investment Grade".

For the three month and six month periods ended March 31, 2010, the Company experienced other-than-temporary impairment losses of $1.8 million and $2.3 million, respectively, which is included in the accompanying Condensed Consolidated Statement of Operations.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

The following table presents the amount of the total other-than-temporary impairment related to credit losses for the three and six months ended March 31, 2010 (in thousands):

	CDOs	CMOs	Corporates
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2010	March 31, 2010
Balance at beginning of period	$3,966	$1,007	$-
Additions:
Amount related to credit loss for which no previous OTTI recognized	67	-	1,100
Amount related to credit loss for which previous OTTI recognized	559	92
Balance at end of period	$4,592	$1,099	$1,100

	CDOs	CMOs	Corporates
	Six Months Ended	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010	March 31, 2010
Balance at beginning of period	$3,731	$748	$-
Additions:
Amount related to credit loss for which no previous OTTI recognized	80	-	1,100
Amount related to credit loss for which previous OTTI recognized	781	351
Balance at end of period	$4,592	$1,099	$1,100

NOTE 7.  Federal Home Loan Bank Capital Stock

First Federal, as a member institution of the Federal Home Loan Bank (“FHLB”) of Atlanta, and Boston is required to own capital stock in the FHLB of Atlanta and Boston based upon a membership-based requirement and an activity based requirement related to the level of advances First Federal borrows from the FHLB.  FHLB capital stock of Atlanta is pledged to secure FHLB advances from Atlanta.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  The carrying value, which approximates fair value, of this stock was $46.1 million at March 31, 2010 and September 30, 2009.

In evaluating other-than-temporary impairment of the FHLB stock, the Company considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, and the baseline credit assessment rating given by Standard and Poor’s of AAA.  The Company believes that the resumption of the common stock dividend and the investment grade rating of AAA indicates that there is no impairment in the investment in FHLB stock as of March 31, 2010.

NOTE 8.  Goodwill and Intangible Assets

Goodwill and Intangible assets, net of accumulated amortization, at March 31, 2010 and September 30, 2009, are summarized as follows (in thousands):

	March 31, 2010	September 30, 2009
Goodwill	$28,024	$29,278

Intangibles:
Customer list	14,858	12,827
Less accumulated amortization	(4,630)	(4,144)
Net intangibles	10,228	8,683
Total	$38,252	$37,961

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

Amortization of intangibles totaled $243 thousand for the three months ended March 31, 2010, and $203 thousand for the three months ended March 31, 2009.  Amortization of intangibles totaled $486 thousand for the six months ended March 31, 2010, and $405 thousand for the six months ended March 31, 2009.

We expect to record amortization expense related to intangibles of $474 thousand for the remainder of fiscal year 2010, $950 thousand for fiscal year 2011, $944 thousand for fiscal 2012, $944 thousand for fiscal 2013, $875 thousand for fiscal 2014, $853 thousand for fiscal 2015, and an aggregate of $5.2 million for all years thereafter.

NOTE 9.  Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.3 billion at March 31, 2010, and $1.2 billion at September 30, 2009.  We have elected the fair value measurement method for MSRs, which requires the Company to record MSRs initially at fair value, if practicable, and at each subsequent reporting date at fair value.  Changes in fair value are recorded in earnings during the period in which they occur.

Changes in fair value of capitalized MSRs for the three and six months ended March 31, 2010 and 2009, are as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Balance at beginning of period	$12,411	$8,225	$11,166	$12,550
Additions
Servicing assets that resulted from transfers of financial assets	681	1,121	1,714	1,446
Change in fair value:
Due to change in valuation inputs or assumptions	(520)	(468)	20	(4,898)
Due to change in decay	(293)	(657)	(621)	(877)
Balance at end of period	$12,279	$8,221	$12,279	$8,221

The amount of contractually-specified servicing fees earned by the Company was $790 thousand and $651 thousand during the three months ended March 31, 2010 and 2009, respectively.  The amount of contractually-specified servicing fees earned by the Company was $1.6 million and $1.3 million for the six months ended March 31, 2010 and 2009, respectively.  We report contractually specified servicing fees in mortgage banking income in the Condensed Consolidated Statements of Operations.

We recognized $839 thousand and $543 thousand in net gains on free standing derivatives used to economically hedge the MSRs during the three months ended March 31, 2010 and 2009, respectively.  During the six months ended March 31, 2010 and 2009, we recognized $356 thousand and $4.8 million in net gains on free standing derivatives used to economically hedge the MSRs.  The mortgage servicing asset fair value decrease of $520 thousand and $468 thousand, respectively, for the three months ended March 31, 2010 and 2009, were not included in the gain or loss on free standing derivatives used to hedge the MSRs.  During the six months ended March 31, 2010 and 2009, the mortgage servicing asset fair value increase of $20 thousand and the decrease of $4.9 million, respectively, were not included in the gain or loss on free standing derivatives used to hedge the MSRs.  The results of the hedging activities are recorded in mortgage banking income in the Condensed Consolidated Statements of Operations.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential MSRs to immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table: (in thousands).

Residential
Mortgage
Servicing Rights
March 31, 2010

Fair Value of Residential Mortgage Servicing Rights	$12,279
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.8%
Adjustable-rate mortgage loans	1.2%
Total	100.0%
Constant Prepayment Rate (CPR)	15.6%
Weighted Average Portfolio Rate	5.4%
Discount rate	10.6%
Fair Market Value Change as assumptions change
0.50%	12.1%
0.25%	6.3%
Flat (Base Case)
-0.25%	(6.6)%
-0.50%	(13.2)%

NOTE 10:  Other Short Term Borrowings

At December 31, 2009, the Company had a $35.0 million funding line of credit with JPMorgan Chase Bank.  The terms of the line of credit required that our consolidated ratio of non-performing assets plus other real estate owned ratio to total gross loans plus other real estate owned, not exceed two percent.  At September 30, 2009, and December 31, 2009, the Company was not in compliance with this covenant.  During the quarter ended March 31, 2010, the Company repaid the entire amount outstanding under the line of credit and there is no current availability under the line.

NOTE 11.  Stockholders’ Equity

Earnings (Loss) per share

Basic earnings (loss) per share (“EPS”) are computed based upon net (loss) income available to common shareholders divided by the weighted average number of common shares outstanding.  Diluted EPS included the dilutive effect of additional potential common shares from stock compensation awards and warrants. The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (loss) income	$(19,056)	$3,119	$(23,588)	$(3,428)
Less:
Accretion on preferred stock discount	138	130	274	166
Dividends on preferred stock	813	813	1,626	1,038
Net (loss) income available to common shareholders	$(20,007)	$2,176	$(25,488)	$(4,632)

Basic weighted average shares	16,526	11,699	16,495	11,697
Basic EPS	$(1.21)	$0.19	$(1.54)	$(0.40)

Dilutive common stock equivalents	-	-	-	-
Dilutive weighted average shares	16,526	11,699	16,495	11,697
Dilutive EPS	$(1.21)	$0.19	$(1.54)	$(0.40)

The following table summarizes the weighted average number of shares used in basic and diluted EPS for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average number of common shares - basic	16,526,260	11,698,743	16,495,024	11,696,502
Effect of dilutive stock options and warrants	-	-	-	-

Weighted average number of common shares and potential dilutive shares used in diluted EPS	16,526,260	11,698,743	16,495,024	11,696,502

Dilutive common stock equivalents are composed of outstanding stock warrants and options to purchase common stock of the Company.  Dilutive common stock equivalents are excluded from the computation of dilutive EPS if the result would be anti-dilutive.  Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

At March 31, 2010, there were 814,995 shares subject to issuance upon the exercise of stock options and 241,696 shares subject to issuance upon the exercise of warrants as compared to March 31, 2009, when there were 892,551 shares subject to issuance upon the exercise of options and 483,391 shares subject to issuance upon the exercise of warrants that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter or the Company’s net loss resulted in such shares being anti-dilutive.

Series A Preferred Stock

On December 5, 2008, pursuant to the Capital Purchase Program (the “CPP”) established by the United States Department of the Treasury (the “Treasury”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial, at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).The Company used relative fair value as the basis for allocating the proceeds from the issuance of the Series A preferred stock and warrants.  The assumptions incorporated into the fair value calculation model include a dividend yield of 4.85%, volatility of 35.4% and a risk free interest rate of 2.5%.

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

NOTE 12.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to $41.9 million at March 31, 2010.  These were principally commitments for loans on single-family residential and commercial property and land loan commitments.  Outstanding undisbursed closed mortgage construction loans, primarily consisting of permanent residential construction, and commercial property construction, amounted to $23.9 million at March 31, 2010.  In addition, at that date the Company had undisbursed closed mortgage loans of $4.6 million and undisbursed non-mortgage closed loans of $2.3 million.  Other loan commitments to originate non-mortgage loans totaled $8.4 million at March 31, 2010.

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

Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit amounted to $396.4 million at March 31, 2010.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of March 31, 2010, we believe there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2010, was $1.9 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  We do not elect hedge accounting treatment for any of our derivative transactions; consequently, all changes in the fair value of derivative instruments are recorded as non-interest income in the Condensed Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS.  The commitments to originate fixed rate conforming loans totaled $27.5 million at March 31, 2010.  It is anticipated that approximately 70% of these loans will close totaling $19.2 million.  The fair value of this $19.2 million represents a liability, which totals $152 thousand at March 31, 2010.  The off-balance sheet obligations under the above derivative instruments totaled $40.7 million at March 31, 2010.  The fair value of this $40.7 million represents an asset, which totals $300 thousand as of March 31, 2010.

The Company utilizes a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSRs.  During the six months ended March 31, 2010, gross MSRs values decreased $601 thousand due to interest rate movements and decay, while hedge gains totaled $356 thousand.  The notional value of our off-balance sheet positions as of March 31, 2010, totaled $590 million with a fair value of a liability of $131 thousand.

Legal Proceedings and Claims

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business.  In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 13.  Loan Sales

For the three months ended March 31, 2010, First Federal had loan securitizations and whole loan sales of approximately $50.0 million, of which $5.9 million were whole loan sales to the Federal National Mortgage Association, $39.0 million were loan securitizations to the Federal National Mortgage Association, and $5.1 million were sales to other investors.  There were no whole loan sales or loan securitizations to the FHLB of Atlanta or Boston during the three months ended March 31, 2010.  During the three months ended March 31, 2009, First Federal had loan sales of approximately $87.9 million of which $82.9 million were to the Federal National Mortgage Association, $4.2 million were to the FHLB of Boston, and $735 thousand were to other investors.

For the six months ended March 31, 2010, First Federal had loan securitizations and whole loan sales of approximately $135.0 million, of which $15.6 million were whole loan sales to the Federal National Mortgage Association, $106.3 million were loan securitizations to the Federal National Mortgage Association, and $13.1 million were whole loan sales to other investors.  There were no whole loan sales or loan securitization to the FHLB of Atlanta or Boston during the six months ended March 31, 2010.  During the six months ended March 31, 2009, First Federal had loan sales of approximately $123.4 million of which $108.2 million were to the Federal National Mortgage Association, $8.8 million were to the FHLB of Boston, and $6.4 million were to other investors.

NOTE 14.  Share-Based Payment Arrangements

At March 31, 2010, we had several share-based payment plans for employees.  Our share-based payment arrangements are described in Item 8, Note 18 of our 2009 Form 10-K.  The total compensation cost of share-based payment plans during the three months ended March 31, 2010, was $215 thousand with forfeitures of $21 thousand resulting in a net expense of $194 thousand.  For the three months ended March 31, 2009, total compensation cost was $245 thousand with forfeitures of $132 thousand resulting in a net expense of $113 thousand.

For the six months ended March 31, 2010, total compensation expense was $416 thousand with forfeitures of $313 thousand resulting in a net expense of $103 thousand.  The total compensation cost of share-based payment plans during the six months ended March 31, 2009, was $463 thousand with forfeitures of $162 thousand resulting in a net expense of $301 thousand.  Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

At the January 25, 2007 Annual Meeting of the Shareholders, the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”) was ratified.  The 2007 EIP allows the Company to issue qualified and non-qualified stock options as well as restricted stock awards and stock appreciation rights.  The 2007 EIP has 285,779 shares available for grant as option and stock appreciation right awards and 225,000 shares available for grant as restricted stock awards at March 31, 2010.

A summary of stock option activity under the employee share option plans as of March 31, 2010, and changes during the three and six months ended March 31, 2010, is presented below.

Three months ended March 31, 2010

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	$(000)
Outstanding at January 1, 2010	819,166	26.02
Granted	-	-
Exercised	(750)	11.72
Forfeited or expired	(3,421)	26.86
Outstanding at March 31, 2010	814,995	26.02	2.83	(241)
Exercisable at March 31, 2010	581,874	27.68	2.57	(396)

Six months ended March 31, 2010
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	$(000)
Outstanding at October 1, 2009	841,221	26.62
Granted	41,623	13.19
Exercised	(750)	11.72
Forfeited or expired	(67,099)	25.59
Outstanding at March 31, 2010	814,995	26.02	2.83	(241)
Exercisable at March 31, 2010	581,874	27.68	2.57	(396)

The weighted-average grant-date fair value of share options granted during the six months ended March 31, 2010, was $6.43 and for the six months ended March 31, 2009, was $6.02.  There were 750 share options exercised during the six months ended March 31, 2010.  The intrinsic value of share options exercised during the six months ended March 31, 2010 and 2009, was $3 thousand and $70 thousand, respectively.

As of March 31, 2010 and 2009, there was $875 thousand and $1.5 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years and 1.1 years, respectively, at March 31, 2010 and 2009.

Performance Equity Plan for Non-Employee Directors

Refer to Item 8, Note 18 of our 2009 Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors.

NOTE 15.  Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, established a consistent framework for measuring fair value and expands disclosures requirements about fair value measurements.  The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  ASC 820 establishes a three-level hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than Level 1 such as: quoted prices for similar assets and liabilities in active markets; quoted prices of identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the assets or liability.

•
Level 3 – Unobservable inputs for the asset or liability that use significant assumptions, including assumptions of risk.  These unobservable assumptions reflect the Company’s estimate of assumptions that market participants would use in pricing the asset and liability.  Valuation techniques include pricing models, discounted cash flow models and similar.

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

The fair values for available for sale and trading securities are generally based upon market prices or market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment.  As of March 31, 2010, the Company had $446.4 million of available for sale securities.

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

To determine our pricing valuation for private label-MBS, the Company obtained fair values for similar agency products from third party pricing vendors.  We then determine an economic spread between agency and non agency products.  A Bloomberg pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If there has been a credit concern about the security such as a split rating or on-watch, 50 basis points are added to the spread and 100 basis points are added for an A rating.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

Residential mortgage servicing rights

The Company has a significant mortgage loan servicing portfolio and related residential MSRs.  MSRs represent the present value of the future net servicing fees from servicing mortgage loans.  The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.  In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinance activity.  Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity.  In the absence of observable sales, a third party evaluation that incorporates market based assumptions is used to value our MSRs and are classified as a Level 3.  MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Company uses various derivative instruments to mitigate the effect on the statements of operations for changes in fair value of its MSRs due to changes in valuation inputs and assumptions.  As of March 31, 2010, the Company had $12.3 million of MSRs.

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

Other financial instruments

Our financial instruments for which fair value approximates the carrying amount at March 31, 2010, and September 30, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, MBS and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and MBS may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

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

The information presented is based on pertinent information available to management as of March 31, 2010.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that time.

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2010, and September 30, 2009 (in thousands):

	As of March 31, 2010		As of September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$62,087	$62,087	$78,070	$78,070
Investments available for sale	12,105	12,105	13,756	13,756
Investments held to maturity	22,496	24,056	22,401	25,185
Investment in capital stock of FHLB	46,141	46,141	46,141	46,141
Mortgage-backed securities available for sale	434,309	434,309	478,980	478,980
Loans receivable, net	2,529,484	2,555,906	2,593,269	2,626,604
Liabilities:
Deposits:
Demand deposits, savings accounts
and money market accounts	$1,080,075	$1,080,075	$1,026,357	$1,026,357
Certificate accounts	1,357,517	1,372,726	1,277,254	1,293,091
Advances from FHLB	530,493	552,703	492,751	520,000
Other short-term borrowings	812	530	258,813	258,647
Long-term debt	46,392	36,000	46,392	34,794

Fair Values of Level 3 Assets and Liabilities

For the three and six months ended March 31, 2010, assets classified as Level 3 had $1.8 million and $2.3 million, respectively, in impairment losses on certain securities that were considered other-than-temporarily impaired.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections.  Cash flows were modeled using a third party thirty-year estimate of defaults.  At March 31, 2010, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At March 31, 2010, the Company had $357.8 million, or 10.6% of total assets, valued at fair value that is considered Level 3 valuations using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis as of March 31, 2010, utilizing the hierarchy discussed on the previous pages under the caption “Hierarchy Levels” (in thousands):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government agency	$-	$2,114	$-	$2,114
Mortgage-backed securities	-	83,574	15,175	98,749
Collateralized mortgage obligations	-	12,304	323,256	335,560
Corporate debt and other securities	-	1,468	6,072	7,540
Municipals	-	453	-	453
Equities	1,000	23	975	1,998
Total	1,000	99,936	345,478	446,414
Residential mortgage servicing rights	-	-	12,279	12,279
Derivative financial instruments	356	-	-	356
Total assets at fair value	$1,356	$99,936	$357,757	$459,049

Changes in Level 1, 2, and 3 fair value measurements

The table below includes changes in Level 1, 2, and 3 fair value measurements.  Level 1 financial instrument inputs include unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs include observable inputs other than Level 1 such as: quoted prices for similar assets and liabilities in active markets; quoted prices of identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated to observable market data for substantially the full term of the assets or liability.  Level 3 financial instrument inputs typically include unobservable components, but may also include some observable components that may be validated to external sources.  The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands):

	Level 1	Level 2	Level 3
				Residential
	Securities	Securities	Securities	mortgage
	available for	available for	available for	servicing
	sale	sale	sale	rights
Balance at September 30, 2009	$1,100	$122,815	$368,821	$11,166
Total net gains (losses) for the year included in:
Net losses included in income	-	-	(2,312)	(601)
Other comprehensive gain, gross	-	(704)	2,178	-
Purchases, sales or settlements, net	(100)	(22,175)	(23,209)	1,714
Balance at March 31, 2010	$1,000	$99,936	$345,478	$12,279

For the six months ended March 31, 2010, there were no net transfers into Level 1, 2, or 3.

Assets Recorded at Fair Value on a Nonrecurring Basis

Mortgage loans held for sale and real estate and other loans acquired in settlement of loans

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Real estate and other assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property.  Fair value is generally based on appraisals of the real estate or market prices for similar non-real estate property and is considered to be Level 3 in the fair value hierarchy.

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale	$-	$12,681	$-	$12,681
Real estate and other assets acquired in settlement of loans	-	-	11,957	11,957
Total nonrecurring basis measured assets	$-	$12,681	$11,957	$24,638

NOTE 16.  Business Segments

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

First Southeast Insurance Services, Inc. operates as an independent insurance agency and brokerage through thirteen offices.  Eight offices are located throughout the coastal regions of North and South Carolina, and one office each in Florence, South Carolina; Columbia, South Carolina; Conway, South Carolina, Ridgeland South Carolina and Burlington, North Carolina.  Revenues consist principally of commissions paid by insurance companies.  The Kimbrell Insurance Group, Inc. operates as a managing general agency and brokerage through its primary office, located in Murrells Inlet, South Carolina, with revenues consisting principally of commissions paid by insurance companies.  No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1 of our 2009 Form 10-K.

Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands):

Three months ended March 31, 2010
		Insurance
	Banking	Activities	Other	Total
Interest income	$45,403	$18	$(5)	$45,416
Interest expense	13,340	4	576	13,920
Net interest income	32,063	14	(581)	31,496
Provision for loan losses	45,915	-	-	45,915
Other income	6,004	7	460	6,471
Commissions on insurance and
other agency income	54	7,502	(54)	7,502
Non-interest expenses	23,691	5,255	1,717	30,663
Amortization of intangibles	82	161	-	243
Income tax benefit	(12,395)	816	(717)	(12,296)
Net income (loss)	$(19,172)	$1,291	$(1,175)	$(19,056)

Three months ended March 31, 2009
		Insurance
	Banking	Activities	Other	Total
Interest income	$43,722	$14	$(5)	$43,731
Interest expense	15,768	142	860	16,770
Net interest income	27,954	(128)	(865)	26,961
Provision for loan losses	12,765	-	-	12,765
Other income	7,107	36	531	7,674
Commissions on insurance and
other agency income	144	6,868	(46)	6,966
Non-interest expenses	17,704	4,728	1,210	23,642
Amortization of intangibles	2	186	15	203
Income tax expense	1,730	715	(573)	1,872
Net income (loss)	$3,004	$1,147	$(1,032)	$3,119

Six months ended March 31, 2010

		Insurance
	Banking	Activities	Other	Total
Interest income	$93,487	$37	$(8)	$93,516
Interest expense	27,625	135	1,372	29,132
Net interest income	65,862	(98)	(1,380)	64,384
Provision for loan losses	71,242	-	-	71,242
Other income	15,258	13	871	16,142
Commissions on insurance and
other agency income	110	12,923	(108)	12,925
Non-interest expenses	47,903	10,390	2,678	60,971
Amortization of intangibles	164	322	-	486
Income tax benefit	(15,291)	821	(1,190)	(15,660)
Net income (loss)	$(22,788)	$1,305	$(2,105)	$(23,588)

Six months ended March 31, 2009

		Insurance
	Banking	Activities	Other	Total
Interest income	$87,695	$34	$(14)	$87,715
Interest expense	33,540	347	1,736	35,623
Net interest income	54,155	(313)	(1,750)	52,092
Provision for loan losses	33,236	-	-	33,236
Other income	12,691	88	909	13,688
Commissions on insurance and
other agency income	139	12,167	(95)	12,211
Non-interest expenses	37,716	9,919	2,401	50,036
Amortization of intangibles	5	373	27	405
Income tax expense	(1,713)	635	(1,180)	(2,258)
Net income (loss)	$(2,259)	$1,015	$(2,184)	$(3,428)

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

OVERVIEW

First Financial is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act.  The Company was incorporated in 1987.  We operate principally through First Federal, a federally-chartered stock savings and loan association.  Our assets were $3.4 billion as of March 31, 2010.

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

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas.  We also make construction, consumer, multi-family, commercial real estate and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, money market obligations and certain corporate obligations.  Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, insurance premium financing, and 401(k) administrative activities.  Banking and insurance operations constitute reportable segments of our business operations.

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

Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to the determination of the allowance for loan losses, including the evaluation of impaired loans, and the associated provision for loan losses, loans acquired with deteriorated credit quality, the FDIC indemnification asset, valuation of real estate owned, valuation of investment securities, goodwill and intangible assets, mortgage servicing rights, and deferred income taxes as well as the associated income tax expense.  Refer to Note 2 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

FINANCIAL REVIEW

The principal objective of this section is to provide an overview of the financial condition and results of operations of First Financial and its subsidiaries for the periods indicated.  The following discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes contained in this report.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income.  The first is net interest income.  Net interest income is the difference between interest income, which is the income that the Company earns on its loans and investments, and interest expense, which is the interest that the Company pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income, which is the compensation and fees received from providing products and services.  The majority of the non-interest income comes from insurance revenues, service charges and fees on deposit accounts, and mortgage banking income.

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

Salaries and employee benefits expense consists primarily of the salaries and wages and commissions paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

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

FINANCIAL CONDITION

Selected Balance Sheet Data (dollars in thousands)

			Increase (Decrease)
	March 31, 2010	September 30, 2009	Amount	%
Cash and cash equivalents	$62,087	$78,070	$(15,983)	(20.47)%
Investment securities	515,051	561,278	(46,227)	(8.24)
Loans, net	2,529,484	2,593,269	(63,785)	(2.46)
Other assets	39,390	25,105	14,285	56.90
Total assets	3,380,867	3,510,287	(129,420)	(3.69)

Deposits	2,437,592	2,303,611	133,981	5.82
Advances from FHLB	530,493	492,751	37,742	7.66
Other short-term borrowings	812	258,813	(258,001)	(99.69)
Accounts payable and other liabilities	14,139	41,149	(27,010)	(65.64)
Total liabilities	3,045,866	3,158,638	(112,772)	(3.57)

Additional paid-in capital	194,852	185,249	9,603	5.18
Retained earnings, substantially restricted	238,678	265,821	(27,143)	(10.21)
Total stockholders' equity	335,001	351,649	(16,648)	(4.73)

Asset quality, capital growth, liquidity and earnings are the top priorities of the Company.  Total assets decreased $129.4 million, or 3.69%, for the six months ended March 31, 2010, primarily due to decreases in cash and cash equivalents of $16.0 million, investment securities of $46.2 million, and net loans of $63.8 million, somewhat offset by an increase in other assets of $14.3 million.  The decrease in investments was attributable to mortgage-backed security repayments of $80.3 million somewhat offset by purchase of MBS held for sale of $33.3 million. The decrease in loans for the six months ended March 31, 2010, relates primarily to paydowns and maturities of $186.6 million offset by portfolio production of $187.2 million, net charge-offs of $57.0 million, a higher allowance for loan losses of $14.3 million and foreclosures transferred to real estate owned of $6.8 million.  These items more than offset our portfolio loan production for the six months ended March 31, 2010, and resulted in a net decrease of $63.8 million in net loans.

 The increase in the allowance for loan loss is related to the higher level of nonaccrual loans, charge-offs, and delinquencies for residential and commercial loans, as well as the general deterioration of the portfolio’s credit quality.  Nonaccrual loans and charge-offs for residential and consumer loans increased $12.0 million and $17.2 million, respectively, during the six months ended March 31, 2010.  Delinquencies for residential and consumer loans increased $1.7 million at March 31, 2010 as compared to September 30, 2009.  Nonaccruals, charge-offs, and delinquencies for commercial loans increased $18.8 million, $10.8 million and $9.5 million, respectively, during this same six month period, primarily related to continued deteriorating economic conditions, and significant declines in collateral values and borrower financial conditions during the period.  Nonaccrual loans and charge-offs for land increased $24.4 million and $29.0 million, respectively, for the six months ended March 31, 2010.  Delinquencies for land decreased $6.1 million for the six month period ended March 31, 2010.

Other assets increased $14.3 million, primarily due to the prepayment of three years of FDIC deposit insurance assessment fees, which totaled $13.1 million at March 31, 2010.

Liabilities decreased $112.8 million, or 3.57%, for the six months ended March 31, 2010.  Non-interest and interest-bearing checking accounts increased $43.1 million, savings and money market accounts increased $10.6 million, and certificates of deposit increased $80.3 million.  The increases in deposits are primarily a result of marketing programs and promotional products offered during the period.  The Company competitively prices its deposit accounts to both attract deposits and maintain the net interest margin.  Increases in FHLB advances of $37.7 million were more than offset by payoffs of borrowings from the Federal Reserve Bank and the JPMorgan Chase line of credit totaling $258.0 million.  The Company utilized increases in deposits to reduce the overall levels of borrowings.

Stockholders’ equity decreased $16.6 million during the six months ended March 31, 2010. Additional paid-in capital increased $9.6 million primarily due to the over-allotment option exercised by the underwriters of the Company’s recent public offering of common stock.  This was offset by the decrease in retained earnings of $27.1 million related to dividend payments and the net loss for the six months ended March 31, 2010.

The Company’s thrift subsidiary, First Federal, was considered “well capitalized” for regulatory purposes and reported increases in its total risk-based capital ratio between the quarter ended September 30, 2009 and March 31, 2010 to 11.10%.  At March 31, 2010, total assets were $3.4 billion, while total portfolio loans and deposits were $2.5 billion and $2.4 billion, respectively.

Stockholders’ Equity and Capital

Long-term capital growth is a specific focus for the Company.  The Company applied for and received approval to participate in the U.S. Treasury’s Troubled Asset Relief Program.  On December 5, 2008, the Company received $65.0 million related to this program.  On September 29, 2009, the Company announced it had raised $65.0 million through a public offering by issuing 4,193,550 shares of the Company’s common stock at $15.50 per share.  On October 9, 2009, the Company announced that the underwriters of its recent public offering of common stock had fully exercised their over-allotment option, resulting in the issuance of an additional 629,032 shares at $15.50 per share.

The Company’s capital ratio, total capital to total assets, was 9.91% at March 31, 2010, compared to 10.02% at September 30, 2009.  Changes in stockholders’ equity during the six months ended March 31, 2010, were comprised principally of net loss, proceeds from the over-allotment option exercised by the underwriters of the September 2009 $65.0 million public offering, the after tax effect of net unrealized gains on securities available for sale, stock issued and expenses incurred pursuant to stock option and employee benefit plans, and dividends paid.

TARP Capital Purchase Program

On December 5, 2008, pursuant to the Capital Purchase Program established by the United States Department of the Treasury, First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial (“Common Stock”), at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

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

Regulatory Capital

Under current OTS regulations, savings associations such as First Federal must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At March 31, 2010, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS.  On December 16, 2009, the FDIC finalized the regulatory capital rule related to FASB ASC 860, Accounting for Transfers of Financial Assets, and FASB ASC 810, Amendments to FASB Statement No. 140.  First Federal is required to comply with the new rules for the quarter ended December 31, 2010.  The Company is evaluating the impact on First Federal’s capital ratios.

The following table summarizes the capital requirements for First Federal as well as its capital position at March 31, 2010 (dollars in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital (to Total Assets)	$257,957	7.74%	$50,214	1.50%	N/A	N/A
Core capital (to Total Assets)	257,957	7.74	133,362	4.00	$166,702	5.00%
Tier I capital (to Risk-based Assets)	257,957	9.83	104,295	4.00	156,442	6.00
Risk-based capital (to Risk-based Assets)	289,394	11.10	208,589	8.00	260,736	10.00

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

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, Federal Funds lines of credit, other short term borrowings, principal repayments on loans and MBS, securities sold under agreements to repurchase, and the sale of loans and securities and brokered CDs.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

At March 31, 2010, excluding cash and cash equivalents, the Company had a $561.7 million capacity, or 16.9% of total assets, to meet future funding needs, which included $35 million in available federal funds lines and $70.7 million of the Company’s investment portfolio which was immediately saleable.  As an alternative to asset sales, the Company has the ability to pledge assets to raise funds through secured borrowings. At March 31, 2010, First Federal had additional secured borrowings of $233.3 million available at the FHLB.  Effective April 26, 2010, the FHLB of Atlanta required an additional 10% of lendable collateral value to secure advances.  This will reduce our available borrowings by $68.7 million.

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  Other sources of collateral, such as unpledged investments and MBS, are available to pledge to the FHLB should deposit cash flows and other funding be reduced in any given period.  Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.  Certain portions of the advances are subject to being called at the option of the FHLB of Atlanta, which are as follows: $233.0 million callable in fiscal 2010, with a weighted average rate of 4.58%; and $50.0 million callable in fiscal 2011, with a weighted average rate of 3.47%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.  If called, we have the option to convert to an adjustable rate advance.

The Company had excess collateral held at the Federal Reserve Bank to obtain additional funding of $222.7 million.  The Company also employs unsecured funding sources such as federal funds lines and brokered certificates of deposit.  At March 31, 2010, the Company had $35 million in available federal funds lines.  At that date, there was $390.8 million of brokered certificates of deposit outstanding that included Certificate of Deposit Account Registry Service (“CDARS”) account balances of $157.2 million.

The Company’s primary sources of funds are dividends from First Federal and proceeds from public offerings of equity securities.  OTS regulations impose various restrictions on the ability of First Federal to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  First Federal must file a notice or application with the OTS before making any capital distribution.  First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution and provides a thirty day notification to the OTS.  If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making such distribution.  The OTS may object to any distribution based on safety and soundness concerns.

The Company is not subject to OTS regulatory restrictions on the payment of dividends.  Dividends from the Company to stockholders, however, may depend, in part, upon its receipt of dividends from First Federal.  The Company’s ability to make capital distributions, including dividends, is limited as a result of its participation in the Treasury’s CPP.

The following table summarizes future contractual obligations as of March 31, 2010 (dollars in thousands):

	As of March 31, 2010
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$929,945	$301,549	$72,664	$51,092	$2,267	$1,357,517
Borrowings*	137,000	60,000	25,001	75,010	280,193	577,204
Contracts	2,911	2,911	991	-	-	6,813
Operating leases	2,352	2,185	2,044	2,719	3,723	13,023
Total contractual obligations	$1,072,208	$366,645	$100,700	$128,821	$286,183	$1,954,557

*This table does not include the fair market value adjustment on the acquired Cape Fear Bank FHLB advances of $493 thousand.

During April 2007, the Company entered into a loan agreement with JPMorgan Chase Bank for a $25.0 million line of credit.  In April 2008, the Board of First Financial approved expanding the line from $25.0 million to $35.0 million, changing the interest rate from 100 basis points to 150 basis points over the three month LIBOR and extending the maturity from April 2009 to June 2010.  At September 30, 2009, and December 31, 2009, the Company was not in compliance with a covenant of this line of credit related to the consolidated ratio of non-performing assets plus other real estate owned to total gross loans plus other real estate owned, which was not to exceed two percent.  As a result, during the quarter ended March 31, 2010, the Company repaid the entire amount outstanding under the line of credit and there is no current availability under the line.

During the six months ended March 31, 2010, we experienced a net cash inflow from investing activities of $42.1 million.  The total inflow consisted principally of repayments on MBS available for sale of $80.3 million and proceeds from the sales of real estate owned and other repossessed assets of $13.1 million.  These cash inflows were somewhat offset by purchases of MBS available for sale of $33.3 million and net loan originations of $14.1 million.  We experienced a cash inflow of $23.6 million from operating activities and a cash outflow of $81.7 million from financing activities.  Financing activities consisted principally of decreases in other borrowings of $258.0 million offset somewhat by increases in FHLB advances of $37.7 million, an increase in deposits of $134.0 million and proceeds from the issuance of common stock of $9.2 million.

Parent Company Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources of funds for First Financial include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, interest on our investment securities, and proceeds from public offerings of equity securities.

As discussed above, First Federal’s ability to pay dividends and make other capital contributions to First Financial is restricted by regulation and may require regulatory approval.

Lending

The following table summarizes outstanding loans by collateral type, which represents the underlying assets securing the loan, rather than the purpose of the loans (in thousands):

	March 31, 2010	September 30, 2009
Real estate - residential mortgages (1-4 family)	$973,670	$949,518
Real estate - residential construction	31,593	41,133
Commercial secured by real estate including multi-family	434,310	435,298
Real estate - commercial construction	44,176	53,219
Commercial business loans	86,017	96,559
Land	250,925	300,130
Home equity loans	401,340	394,075
Manufactured housing loans	255,819	244,214
Credit cards	17,797	17,483
Marine loans	70,756	76,748
Other consumer loans	45,812	53,365
	2,612,215	2,661,742
Less:
Allowance for loan losses	82,731	68,473
Total	$2,529,484	$2,593,269

Loans held for sale	$12,681	$25,603

Percent of loans to total gross loans:
Real estate - residential mortgages (1-4 family)	37.28%	35.67%
Real estate - residential construction	1.21	1.55
Commercial secured by real estate including multi-family	16.63	16.35
Real estate - commercial construction	1.69	2.00
Commercial business loans	3.29	3.63
Land	9.61	11.28
Home equity loans	15.36	14.81
Manufactured housing loans	9.79	9.17
Credit cards	0.68	0.66
Marine loans	2.71	2.88
Other consumer loans	1.75	2.00
Total Loans Receivable, Gross	100.00%	100.00%

The total gross loan portfolio decreased $49.5 million between September 30, 2009, and March 31, 2010, primarily as a result of loans charged-off coupled with weak loan demand.  The Company experienced growth in residential one-to-four family mortgages, home equity and manufactured housing loans during the six months ended March 31, 2010.  These increases were primarily due to low interest rates and/or federal home buyer credits and the Company’s decision to retain certain fifteen year mortgages.  Offsetting the increases were decreases primarily in land, commercial real estate and business loans, and the construction loan portfolios related to low demand, pay downs, and charge-offs in these categories.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia, North Carolina, and Mississippi.  Approximately 61% of our manufactured housing portfolio consists of loans originated in South Carolina.  Our manufactured housing loan portfolio was 9.79% of the gross loan portfolio at March 31, 2010, compared to 9.17% of the gross loan portfolio at September 30, 2009.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.  However, the loans in this portfolio have performed well as demonstrated by the relatively low past due ratios with delinquencies for manufactured housing at March 31, 2010 and September 30, 2009 being 2.6% and 2.2%, respectively.  The average coupon on the manufactured housing loan portfolio at March 31, 2010, was 9.2% compared to 9.3% at September 30, 2009.

Asset Quality

We maintain loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets.  Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of First Federal.  The majority of our loan originations are in coastal South Carolina and North Carolina and inland in Florence County, South Carolina. Refer also to the specific discussion of certain risk factors surrounding problem assets in Part II – Other Information of this Quarterly Report on Form 10Q.

As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms.  We closely monitor trends in problem assets which include nonaccrual loans, accruing loans 90 days or more delinquent, and real estate and other assets acquired in the settlement of loans.

During the six months ended March 31, 2010, the Company experienced higher levels of nonaccrual loans, charge-offs, and delinquencies.  Management continues to monitor and update reviews of the loan portfolios to determine where risk mitigation efforts will be deployed to assist in preventing or mitigating future losses.  In addition to our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored.  Finally, during this fiscal year, we have performed additional targeted reviews of the higher risk sectors of the portfolio, considered by management as commercial land, commercial real estate, and commercial business loans.  These targeted reviews, as with all our loan reviews, focus on identification of losses as they occur and then appropriately charging-off or reserving for the loss.  Management anticipates completing the targeted reviews by the end of the third quarter of our fiscal year, while continuing with our regular loan monitoring processes.

Problem Assets

The following table provides information about our problem assets and other asset quality indicators as of March 31, 2010 and September 30, 2009 (dollars in thousands):

	March 31, 2010	September 30, 2009
Nonaccrual loans	$135,658	$80,432
Accruing loans 90 days or more delinquent	104	121
Real Estate and other assets acquired in the settlement of loans	11,957	22,002
Nonperforming assets	$147,719	$102,555

As a percent of loans receivable and real estate and other
assets acquired in the settlement of loans	5.81%	3.92%
As a percent of total assets	4.37%	2.92%
Allowance for loan losses as a percent of problem loans	60.94%	85.00%

Nonaccrual loans of $49.3 million, or 36% of total nonaccrual loans, are somewhat concentrated in the Charleston Tri-County with $48.5 million, or 36% of total nonaccrual loans, in the Horry and Georgetown County areas.  The remaining $37.9 million, or 28% of nonaccrual loans, are spread throughout our other market areas.  Included in nonaccrual loans and REO at March 31, 2010, are $8.0 million and $4.6 million, respectively, of covered assets under the FDIC loss share agreement.  Exclusive of these covered assets, the allowance for loan losses as a percent of non-covered problem loans would be 64.7% at March 31, 2010.   At September 30, 2009, exclusive of $538 thousand of nonaccrual loans and $695 thousand of REO, the allowance for loan losses as a percent of non-covered problem loans would be 85.6%.

Delinquencies, Nonaccrual Loans, and Net Charge-Offs

National credit conditions have reached historical high credit costs from the extraordinary low cost levels in past years.  The markets in which we operate are not immune from these conditions and have impacted our delinquencies, nonaccrual loans, and charge-offs.  The increasing trends in nonperforming assets and charge-offs we have experienced over the past two fiscal years has warranted the increase in the provision for loan losses, which has resulted in a loan loss reserve to gross loan balance ratio of 3.17% as of March 31, 2010, as compared to 2.78% at December 31, 2009, and 2.57% at September 30, 2009.

Total delinquencies, loans past due 30 days and greater and not otherwise on nonaccrual status, as of March 31, 2010, and September 30, 2009, were $40.6 million and $35.5 million, respectively.  The following table presents by loan category the delinquent balance and percentage delinquent to the gross loan balance for each category:

Composition of Delinquent Loans
(in thousands)
	March 31, 2010	% of category gross loans	September 30, 2009	% of category gross loans
Real estate - residential mortgages (1-4 family)	$12,253	1.26%	$13,603	1.43%
Real estate - residential construction	181	0.57%	662	1.61%
Commercial secured by real estate including multi-family	10,148	2.34%	4,249	0.98%
Real estate - commercial construction	1,420	3.21%	-	0.00%
Commercial business loans	2,769	3.22%	586	0.61%
Land	3,105	1.24%	9,242	3.08%
Home equity loans	5,217	1.30%	2,231	0.57%
Manufactured housing loans	3,807	1.49%	3,132	1.28%
Credit cards	381	2.14%	224	1.28%
Marine loans	981	1.39%	811	1.06%
Other consumer loans	317	0.69%	793	1.49%
	$40,579	1.55%	$35,533	1.33%

Nonaccrual loans increased $55.2 million to $135.7 million at March 31, 2010, from $80.4 million at September 30, 2009.  Nonaccrual loan balances at March 31, 2010, include $47.9 million of loans less than 89 days past due but deemed uncollectible under the original contractual terms.  The following table presents the composition of the nonaccrual loans as of March 31, 2010, and September 30, 2009:

Composition of Nonaccrual Loans (in thousands)
	March 31, 2010	September 30, 2009
Real estate - residential mortgages (1-4 family)	$27,692	$19,820
Real estate - residential construction	4,028	4,448
Commercial secured by real estate including multi-family	20,885	6,795
Real estate - commercial construction	3,353	2,284
Commercial business loans	4,270	678
Land	62,881	38,438
Home equity loans	9,341	5,466
Manufactured housing loans	2,899	2,279
Marine loans	166	143
Other consumer loans	143	81
	$135,658	$80,432

The following table is a detail of net charge-offs, which does not include net charge-offs related to non-performing covered assets under the loss sharing agreement with the FDIC, for the three and six months ended March 31, 2010 and 2009:

Composition of Net Charge-Offs
(in thousands)	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Real estate - residential mortgages (1-4 family)	$3,821	$167	$5,149	$242
Real estate - residential construction	1,096	1,205	1,903	1,304
Commercial secured by real estate including multi-family	7,131	119	8,153	119
Real estate - commercial construction	-	-	953	-
Commercial business loans	1,027	1,126	1,679	1,780
Land	18,313	387	28,969	643
Home equity loans	3,309	1,447	5,928	1,616
Manufactured housing loans	638	654	1,383	1,102
Credit cards	264	164	518	372
Marine loans	621	808	1,233	1,462
Other consumer loans	498	726	1,116	1,096
	$36,718	$6,803	$56,984	$9,736

Impaired Loans and Changes in the Allowance for Loan Losses

The Company’s impaired loans, and related credit loss allowances, are as follows at March 31, 2010 and September 30, 2009 (in thousands):

	March 31, 2010	September 30, 2009

Impaired loans with related reserves	$47,539	$43,753
Credit loss allowances on impaired loans	(14,413)	(18,558)
Net impaired loans with related reserves	33,126	25,195
Impaired loans with no related allowances	89,420	57,200
Net impaired loans receivable	$122,546	$82,395

The impaired loans with no related allowances in the above table have been written down to the net realizable value at March 31, 2010.  Management believes that collateral for net impaired notes receivable is sufficient to cover the balances outstanding at March 31, 2010 and September 30, 2009.

In assessing the impairment of a loan and the related reserve requirement for that loan various methodologies are employed.  With respect to most real estate loans a fair value of collateral approach is used with the underlying collateral appraised and used to calculate an anticipated realizable value given acquisition and marketing cost along with an assessment of the marketing period.  Our policy is to update collateral appraisals on problem loans at least annually.

The Company’s regular loan review process includes analysis of modifications on commercial loans greater than $500 thousand and on homogenous loans greater than $200 thousand.  A loan is considered to be a troubled debt restructuring (“TDR”) when the debtor was experiencing financial difficulties and the Company provided concessions such that First Federal will not collect all principal and interest in accordance with the original terms of the loan agreement.  The Company determined that in all material respects, there was no impairment resulting in a troubled debt restructuring for the debtor for which a specific allowance for loan loss has not been established or an appropriate charge-off recorded.  Loans determined to be a TDR are considered impaired and included in the above table.

Real Estate Owned and Other Repossessed Assets

Real estate owned and other repossessed assets decreased $10.0 million from $22.0 million at September 30, 2009, to $12.0 million as of March 31, 2010. Total REO at March 31, 2010, included $4.6 million of assets covered by the FDIC loss share agreement.  During the six months ended March 31, 2010, the Company foreclosed on 28 properties and other repossessed assets totaling $6.8 million.  During the six months ended March 31, 2010, the Company sold a total of 41 properties and other repossessed assets for proceeds of $13.1 million at a net loss of $1.1 million.  In addition, during the six months ended March 31, 2010, there was $2.8 million in write-downs and other valuation changes related to real estate owned.

Loan Concentration

Our largest concentration of loans is in the residential (1-4 family) market.  Most of our residential and business loans are with customers located within the coastal counties of North and South Carolina, and in Florence County, South Carolina.

Allowance for Loan Losses

The Company maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level considered necessary by management.

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio.  The factors that are considered in a determination of the level of the allowance are our assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, and concentrations of credit.  The value of the underlying collateral is also considered during such reviews.  This process provides an allowance consisting of two components, allocated and unallocated, as appropriate.  To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually and on a pooled basis.

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

In addition to being used to categorize risk, First Federal’s internal seven-point risk rating system is an integral component of the determination of the allocated allowance for the loan portfolio.  For loans rated pass, reserve factors, based on the actual loss history for a three-year period are assigned by major loan category.  All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.  Qualitative factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends, credit policies and internal factors, and general economic conditions, including job growth and unemployment rates.  Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss factors.

An unallocated component of the allowance may exist to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance may fluctuate from period to period.  As of March 31, 2010, management has allocated the allowance to specific loan categories and as a result there is not currently an unallocated component of the allowance.

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

The OTS examines First Federal periodically and, accordingly, as part of its examinations, the allowance is reviewed for adequacy utilizing specific guidelines.  Based upon its review, the regulators may from time to time require reserves in addition to those previously provided.

The allowance for loan losses totaled $82.7 million, or 3.2%, of gross loan balances outstanding at March 31, 2010, and $68.5 million, or 2.6%, of gross loan balances outstanding at September 30, 2009.  Excluding the effect of the covered assets, the allowance for loan losses would be 3.5% and 2.8% of gross non-covered loans at March 31, 2010 and September 30, 2009, respectively.  During the six months ended March 31, 2010, we increased the allowance by $14.3 million in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio, changes in the risk ratings of loans in the portfolio, and the level of charge-offs.

During recent quarters, our allowance for loan losses as a percent of gross loan balances has trended upward as noted above while the allowance as a percent of problem loans has trended downward.  The ratio of the allowance to nonperforming loans, which is comprised of nonaccrual loans and accruing loans 90 days or more delinquent, was 60.9% at March 31, 2010 compared to 85.0% at September 30, 2009.  Excluding the covered assets on nonaccrual status, the coverage ratio of the allowance to non-covered nonperforming loans would be 64.7%   and 85.6% at March 31, 2010 and September 30, 2009, respectively.  While this ratio has declined, management believes that the allowance for loan losses is adequate to provide for estimated probable losses in our loan portfolio at each period end based on the analysis performed and quantification or potential loss in the portfolio relative to factors known.  The primary factor in the decrease in the ratio of allowance to problem loans is that the current market conditions have necessitated placing loans on nonaccrual status which had not yet reached 90 days past due, but are deemed not fully collectible in accordance with contractual terms.  These loans, totaling $47.9 million at March 31, 2010 had been previously been considered appropriately in the allowance, but not in problem loans until placed on nonaccrual.

The following table sets forth the changes in the allowance for loan losses for the quarterly periods presented (dollars in thousands).

	Three Months Ended
	March 31, 2010	September 30, 2009
Balance, beginning of period	$73,534	$54,499
Loans charged-off:
Real estate - residential mortgages (1-4 family)	(3,841)	(1,150)
Real estate - residential construction	(1,119)	(568)
Commercial secured by real estate including multi-family	(7,137)	(166)
Real estate - commercial construction	-	-
Commercial business loans	(1,290)	(934)
Land	(18,488)	(1,555)
Home equity loans	(3,429)	(1,551)
Manufactured housing loans	(709)	(1,004)
Credit cards	(274)	(240)
Marine loans	(717)	(416)
Other consumer loans	(568)	(510)
Total charge-offs	(37,572)	(8,094)
Recoveries:
Real estate - residential mortgages (1-4 family)	20	208
Real estate - residential construction	22	-
Commercial secured by real estate including multi-family	6	-
Commercial business loans	262	279
Land	176	54
Home equity loans	120	2
Manufactured housing loans	70	138
Credit cards	11	12
Marine loans	96	38
Other consumer loans	71	56
Total recoveries	854	787
Net charge-offs	(36,718)	(7,307)
Provision for loan losses	45,915	21,281
Balance, end of period	$82,731	$68,473

Balance as a percent of gross loans:	3.17%	2.57%
Annualized net charge-offs as a percent of
average net loans:	5.56%	1.10%

The following table set forth the allocation of the allowance by loan category at the dates indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category (in thousands).

	March 31, 2010	September 30, 2009
Allowance for loan losses applicable to:
Real estate - residential mortgages (1-4 family)	$9,623	$3,528
Real estate - residential construction	934	2,688
Commercial secured by real estate including multi-family	13,671	11,305
Real estate - commercial construction	1,717	1,931
Commercial business loans	6,432	4,585
Land	29,091	30,709
Home equity loans	11,680	4,687
Manufactured housing loans	3,885	3,502
Credit cards	1,182	1,056
Marine loans	2,858	2,783
Other consumer loans	1,658	1,699
Unallocated	-	-
Total	$82,731	$68,473

Deposits

Our deposit composition at the indicated dates is as follows (dollars in thousands):

	March 31, 2010		September 30, 2009
	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking accounts	$203,937	8.37%	$190,159	8.25%
Interest-bearing checking accounts	366,935	15.05	337,636	14.66
Statement and other accounts	163,451	6.71	154,342	6.70
Money market accounts	345,752	14.18	344,220	14.94
Certificate accounts	1,357,517	55.69	1,277,254	55.45
Total deposits	$2,437,592	100.00%	$2,303,611	100.00%

Deposits increased $134.0 million during the six months ended March 31, 2010.  Noninterest-bearing checking accounts and interest-bearing checking accounts increased $13.8 million and $29.3 million, respectively.  Statement accounts and money market accounts increased $9.1 million and $1.5 million, respectively.  Increases in transaction accounts are due in part to product promotions during the period.  Certificate accounts increased $80.3 million, due to higher CDARS and brokered certificates of deposit of $80.9 million and $64.3 million, respectively, somewhat offset by decreases in retail certificates of deposit of $64.9 million.  The Company continues to competitively price the certificates of deposit while not compromising the net interest margin.

Treasury Activities

The treasury function of the Company manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk and liquidity risk, and optimizing capital utilization.  In managing the investment portfolio to achieve its stated objective, the Company invests predominately in U.S. Treasury and Agency securities, MBS, asset-backed securities including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s Asset/Liability Committee (“ALCO”) and the Investment Committee, which also reviews all investment and funding transactions.  ALCO activities are summarized and reviewed monthly with the Company’s Board of Directors.

At March 31, 2010, the investment securities portfolio, consisting of MBS, obligations of U.S. government agencies, state and municipal obligations, corporate debt securities, and FHLB stock, totaled $515.1 million, or 15.2% of total assets, compared to $561.3 million, or 16.0% of total assets, at September 30, 2009.  The portfolio decreased $46.2 million from the level at fiscal year-end 2009, primarily because MBS purchases of $33.3 million were less than repayments on MBS of $80.3 million.  Purchases were slow during this period due to a lack of availability of quality securities in block sizes, structure and yields that meet our investment objectives.

Borrowings

Our borrowings composition at the indicated dates is as follows (dollar amounts in thousands):

	March 31, 2010		September 30, 2009
	Balance	% of Total	Balance	% of Total
FHLB advances	$530,493	91.83%	$492,751	61.76%
Bank line of credit	-	-	28,000	3.51
Federal Reserve Bank	-	-	230,000	28.82
Junior subordinated debt	46,392	8.03	46,392	5.81
Other	812	0.14	813	0.10
Total Borrowings	$577,697	100.00%	$797,956	100.00%

During the six months ended March 31, 2010, Federal Reserve Bank borrowings and the JPMorgan Chase Bank line of credit were paid off.  These decreases were somewhat offset by the increases in FHLB advances of $37.7 million, which was necessary in part due to the maturity of low rate funds purchased through the Federal Reserve Bank’s Treasury Auction Facility.  The reduction in borrowings was a direct result of lower funding needs in general due to reductions in assets, combined with a shift in fundings as deposits increased.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At March 31, 2010, commercial and retail loan commitments totaled $30.8 million.  Standby letters of credit, which are conditional commitments to guarantee performance, totaled $1.9 million at March 31, 2010.  Unused business, personal, and credit card lines totaled $394.5 million at March 31, 2010.

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

Our market risk arises primarily from interest rate risk inherent in our lending, deposit-taking and other funding activities.  The structure of our loan, investment, deposit and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income.  We do not maintain a trading account at present nor are we subject to currency exchange risk or commodity price risk.  Responsibility for monitoring interest rate risk rests with the ALCO, which is comprised of executive management.  ALCO regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of guidelines approved by the Board.

As of March 31, 2010, management believes that there have been no significant changes in market risk from what was previously disclosed in our 2009 Form 10-K.

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

Management continually monitors basis risk such as Prime/LIBOR spread, and asset/liability mismatch.  Basis risk exists as a result of having much of the Company’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve.  Historically, the various pricing indices and yield curves have been highly correlated, however, some of these relationships have moved outside of their normal boundaries.  As an example, the spread between Prime and 1-Month LIBOR moved in a range between 263 basis points and 293 basis points for the two years ended December 31, 2007 – a difference of 30 basis points from high to low.  In contrast, for the period from December 31, 2007 to March 31, 2010, the Prime/LIBOR spread posted a low of negative nine basis points at October 10, 2008, and a high of 344 basis points at March 17, 2008 – a range of 353 basis points. Such volatility in the Prime/Libor basis has diminished thus lowering the uncertainty to the modeling of interest rate risk.

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

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.  The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate.  The base case scenario assumes interest rates stay at March 31, 2010 levels.

The table below reflects the sensitivity of net interest income to changes in interest rates combined with internal assumptions of new business activity and assumptions of changes in product pricing relative to rate changes.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	0.17%
1.00	0.16
Flat (Base Case)
(1.00)	(0.27)

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

The following table is a summary of our one-year dynamic gap at March 31, 2010 (in thousands):

March 31, 2010
Interest-earning assets maturing or repricing within one year	$1,395,031
Interest-bearing liabilities maturing or repricing within one year	1,407,038
Cumulative gap	$(12,007)

Gap as a percent of total assets	(0.36)%

Our dynamic gap position at March 31, 2010, which considers expected prepayments of loans and MBS, results in $1.395 billion in interest-earning assets that will reprice and $1.407 billion in interest-bearing liabilities that will reprice, resulting in a negative one-year gap position of ($12.0) million, or (0.36%) of total assets.  At September 30, 2009, the dynamic gap was a positive $191.3 million or 5.45% of total assets.  The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and MBS in a one-year period and our expectation that under current interest rates, certain advances of the FHLB Atlanta will not be called.  Also included in the above table are our estimates of core deposit decay rates.  Based on studies, changes in assumed decay rates have shortened certain liabilities such as checking and money market accounts.

We have a slightly negative gap, which normally indicates that a rise in market interest rates would have a negative effect on net interest income.  The opposite would generally occur when an institution has a positive gap position.  A negative gap would suggest that net interest income would increase if market interest rates declined.  We have projected that during an increase in market interest rates, we would have a positive effect on net interest income, rather than the negative impact you would normally expect.  This is primarily a result of the timing of our  deposit pricing, which normally lags the market rate increases by one to four months.  In addition, our deposit rate normally reflects from a 0% to 90% adjustment of the change in market interest rates, rather than a full correlation of rate movements.

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Financial Highlights

The Company reported a net loss of ($19.1) million for the quarter ended March 31, 2010, compared to net income of $3.1 million for the quarter ended March 31, 2009.  Basic and diluted earnings per share available to common shareholders was a loss of ($1.21) for the quarter ended March 31, 2010, compared to net income of $0.19 for the quarter ended March 31, 2009.

For the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, net interest income increased $4.5 million primarily due to increases in interest income resulting from higher loan volume, combined with a decrease in interest expense due to lower interest rates which more than offset the increase in deposit volume.  The decrease in non-interest income of $667 thousand was primarily related to an increase in OTTI of $961 thousand combined with reductions in brokerage fees and mortgage banking income, offset by increases in insurance revenues and service charges and fees on deposit accounts.  The fluctuation in core banking unit income is driven by normal changes in volumes of transactions and activity.  An increase in the provision for loan loss of $33.2 million was due to higher levels of nonperforming assets and loan charge-offs.  Increases in non-interest expense of $7.1 million was primarily due to increases in salary and benefits expense, increased FDIC insurance deposit expense due to higher assessment rates, increased loan expenses due to costs of real estate owned and collection on nonperforming assets, occupancy costs due to the acquisitions, and facility expansion during the period .

The Company’s return on average assets and return on average equity were (2.22%), and (22.02%), respectively, for the quarter ended March 31, 2010, compared to 0.40%, and 5.26% respectively, for the quarter ended March 31, 2009.

Net Interest Income

The Company’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and rates.  The yields and costs for the periods presented in the table below are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average loan balances; however, there is no interest earnings associated with these loans. (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,645,741	5.87%	$2,418,592	6.05%
Mortgage-backed securities	444,602	5.50	514,335	5.93
Investments and other interest-earning assets	166,321	2.77	71,655	0.66
Total interest-earning assets	$3,256,664	5.66%	$3,004,582	5.90%

Deposits	$2,318,184	1.37%	$2,031,280	2.10%
Borrowings	739,502	3.34	919,348	2.71
Total interest-bearing liabilities	$3,057,686	1.85%	$2,950,628	2.29%

Interest spread		3.81%		3.61%
Net interest margin		3.92%		3.64%

For the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, the net interest margin increased to 3.92% from 3.64%.  The average balance of interest earning assets increased $252.1 million, with loans accounting for $227.1 million of the increase.  The increase in average loans is largely due to the acquisition of Cape Fear Bank, which accounts for $222.7 million of the amount, with a smaller impact from loan originations.  The decrease in market interest rates coupled with the increase in the nonaccrual loans accounted for the 18 basis point rate decrease in average rate on loans.

The decrease in the average MBS balance is primarily due to repayments, partially offset by purchases and the Cape Fear acquisition.  The increase in the average balance of investments and other interest-earning assets is primarily due to the FDIC indemnification asset from the Cape Fear Bank acquisition with a smaller impact from the addition of Cape Fear Bank investments.  The increase in the average yield on investments and other interest-earning assets of 211 basis points is primarily attributable to the accretable interest income associated with the FDIC indemnification asset.  The decline in average rate on MBS is related to lower yields on new purchases combined with run-off of higher yield MBS investments.  In addition, we experienced lower discount amortization during the three months ended March 31, 2010, as compared to the same period last fiscal year.

The increase in the average deposit balance is primarily attributable to the Cape Fear Bank acquisition, with offsetting maturities and roll-offs of deposits, primarily in the certificates of deposits.  At April 10, 2009, we acquired $306 million in total deposits from Cape Fear.  The decrease in the deposit rate of 73 basis points was primarily due to new and renewing deposits at current lower market interest rates.

The decrease in average borrowings is primarily a result of paying off borrowings from the Federal Reserve Bank and the JPMorgan Chase line of credit.  The 63 basis point increase in the borrowings rate is due to an increase in the FHLB rate of 76 basis points, and changes in the borrowing mix resulting from the two above mentioned payoffs.

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

	Three Months Ended March 31,
	2010 versus 2009
	Volume	Rate	Total
Interest income:
Loans	$3,288	$(1,105)	$2,183
Mortgage-backed securities	(977)	(522)	(1,499)
Investments and other interest-earning assets	293	708	1,001
Total interest income	2,604	(919)	1,685
Interest expense:
Deposits	1,347	(3,998)	(2,651)
Borrowings	(1,396)	1,197	(199)
Total interest expense	(49)	(2,801)	(2,850)
Net change in net interest income	$2,653	$1,882	$4,535

Provision for Loan Losses

The provision for loan losses increased $33.2 million to $45.9 million for the quarter ended March 31, 2010, compared to $12.8 million for the same quarter a year ago.  The current quarter provision for loan losses can be attributed to the increase in classified loans, changes in risk rating of loans in the portfolio, higher levels of nonperforming loans, increase in net charge-offs, continued deterioration of collateral valuations and borrowers financial condition and the increased economic uncertainties in the markets we serve resulting in the recognition of losses as they occur.

For the quarter ended March 31, 2010, net charge-offs were $36.7 million, or 5.56% annualized, of average loans, compared to $6.8 million, or 1.13% annualized, of average loans in the quarter ended March 31, 2009. The increase in net charge-offs is primarily in the commercial loan portfolio, specifically commercial real estate and land.  Increases were also experienced in the residential mortgage and home equity loan portfolios.  The increases are driven by the continued deterioration of collateral values and borrowers’ financial condition resulting in recognized losses determined through our ongoing loan monitoring processes.  In addition to our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored.  Finally, during this fiscal year, we have performed additional targeted reviews of the higher risk sectors of the portfolio, considered by management as commercial land, commercial real estate, and commercial business loans.  These targeted reviews, as with all our loan reviews, focus on identification of losses which have occurred and appropriately charging-off or reserving for the loss.  Management anticipates completing the targeted reviews by the end of the third quarter of our fiscal year, while continuing with our regular loan monitoring processes.

Non-Interest Income

Total non-interest income decreased $667 thousand to $14.0 million for the quarter ended March 31, 2010, as compared to $14.6 million for the quarter ended March 31, 2009.  The impairment charge for investment securities increased $1.0 million due to continued credit liquidation write-downs necessary on certain investments in our CDO, CMO and corporate securities portfolios during the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.  Mortgage banking income decreased $584 thousand as a result of a reduction in the number of loans refinanced in fiscal 2010 versus fiscal 2009.  Service charges and fees on accounts increased $428 thousand, primarily due to an increase in debit card volume, somewhat offset by a decrease in overdraft charges.  Insurance revenues increased $536 thousand as a result of increases in contingent commission receipts and new business activity during the current quarter when compared to the same quarter last year.

Non-Interest Expense

Total non-interest expense increased $7.1 million to $30.9 million in the quarter ended March 31, 2010, as compared to $23.8 million for the quarter ended March 31, 2009.

Salary and employee benefits increased $5.5 million, or 40.3%, for the three months ended March 31, 2010, compared to the same period last fiscal year.  Employee compensation increases primarily associated with the Cape Fear Bank and American Pensions, Inc. acquisitions, the addition of the wealth management employees, and additional First Federal staff added $3.8 million to salary expense.  Approximately $661 thousand of this salary increase is due to reversals of management incentives in the second quarter of 2009 as a result of cost savings initiatives implemented in fiscal 2009.  Additionally, increases in employee group insurance costs and claims resulted in an $884 thousand increase over the same period last fiscal year.

Occupancy costs increased $310 thousand or 14.6%, to $2.4 million, primarily due to rent expense and maintenance expense associated with the Cape Fear Bank acquisition.  Furniture and equipment expense increased $480 thousand, or 30.5%, to $2.1 million in the quarter ended March 31, 2010, due to increased technology and contracted services costs associated with the acquisition of Cape Fear Bank and higher costs for other real estate owned properties.  Marketing expenses were up $137 thousand related to the volume and nature of promotional campaigns and advertisements, some associated with the Cape Fear acquisition.

Other expenses increased $592 thousand, or 10.1%, to $6.5 million as a result of increases in loan related expenses for appraisals, credit, tax and flood expenses of $160 thousand, and $104 thousand for communication expenses.

Income Taxes

The Company accounts for income taxes under the asset/liability method.  Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards.  A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in future periods.

In the quarter ended March 31, 2010, the Company recorded an income tax benefit of ($12.3) million on a pre-tax loss of ($31.4) million, resulting in an effective tax benefit rate of (39.2%).  In the quarter ended March 31, 2009, the Company recorded an income tax expense of $1.9 million on pre-tax income of $5.0 million, resulting in an effective tax expense rate of 37.5%.  The change in the rate related to the tax benefit for the quarter ended March 31, 2010, is primarily due to an increase in tax exempt municipal investment income combined with the contribution of a branch building, a decrease in stock option expense, and an increase in the state income tax benefit related to the net loss for the current period.

For Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Financial Highlights

The Company reported a net loss of ($23.6) million for the six months ended March 31, 2010, and a net loss of ($3.4) million for the comparable quarter in fiscal 2009.  Basic and diluted earnings per share available to common shareholders was a loss of ($1.54) for the six months ended March 31, 2010, compared to a loss of ($0.40) for the six months ended March 31, 2009.

For the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, net interest income increased $12.3 million primarily due to increases in interest income resulting from higher loan volume, combined with a decrease in interest expense due to lower interest rates which more than offset the increase in deposit volume.  An increase in non-interest income of $3.2 million was primarily due to the donation of a building in Florence, South Carolina, which resulted in a $1.3 million gain on disposition of assets.  This was combined with an increase in mortgage banking income, an increase in administration fees as a result of the American Pensions, Inc. acquisition in July 2009, and lower impairment on investment securities, which was somewhat offset by a decrease in real estate operations income.  An increase in the provision for loan loss of $38.0 million was due to higher levels of nonperforming assets and charge-offs.  Increases in non-interest expense of $11.0 million was due to contribution expense for the building donation of $1.2 million, increased FDIC insurance deposit expense due to higher assessment rates, increased loan expenses due to nonperforming assets, increases in salaries and benefits expenses and occupancy costs due to the acquisition of Cape Fear Bank and American Pensions, Inc.

The Company’s return on average assets and return on average equity were (1.37%), and (13.44%), respectively, for the six months ended March 31, 2010, compared to (0.22%), and (3.13%), respectively, for the six months ended March 31, 2009.

Net Interest Income

The Company’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings.  The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and rates.  The yields and costs for the periods presented in the table below are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  Nonaccrual loans are included in average loan balances; however, there are no interest earnings on these assets.  (Dollars in thousands):

	Six Months Ended March 31,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,665,562	5.89%	$2,393,431	6.17%
Mortgage-backed securities	453,715	5.51	468,375	5.75
Investments and other interest-earning assets	166,754	3.37	73,571	1.73
Total interest-earning assets	$3,286,031	5.71%	$2,935,377	5.99%

Deposits	$2,310,123	1.44%	$1,978,971	2.23%
Borrowings	751,702	3.39	897,419	2.96
Total interest-bearing liabilities	$3,061,825	1.92%	$2,876,390	2.46%

Interest spread		3.79%		3.53%
Net interest margin		3.93%		3.56%

For the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, the net interest margin increased to 3.93% from 3.56%.  The average balance of interest earning assets increased $350.7 million, with loans accounting for $272.1 million of the increase.  The increase in average loans is largely due to the acquisition of Cape Fear Bank, which was $222.7 million, with a smaller impact from loan originations.  The decrease in loan market interest rates coupled with the $80.9 million increase in the nonaccrual loans accounted for the 28 basis point rate decrease in average rate on loans.

The decrease in the average MBS balance is primarily due to repayments somewhat offset by purchases and the Cape Fear acquisition.  The increase in the average balance of investments and other interest-earning assets is primarily due to the FDIC indemnification asset from the Cape Fear Bank acquisition with a smaller impact from the addition of Cape Fear Bank investments.  The increase in average yield on investments and other interest-earning assets of 164 basis points is primarily attributable to the accretable interest income associated with the FDIC indemnification asset.  The decline in average rate on MBS is related to lower yields on new purchases combined with run-off of higher yield MBS investments.  In addition, we experienced lower discount amortization during the six months ended March 31, 2010, as compared to the same period last fiscal year.

The increase in the average deposit balance is primarily attributable to the Cape Fear Bank acquisition.  We acquired $306 million from Cape Fear on April 10, 2009.  The decrease in the deposit rate of 79 basis points is primarily due to lower market interest rates.

The decrease in average borrowings is primarily a function of paying off borrowings from the Federal Reserve Bank and the JPMorgan Chase line of credit.  The 43 basis point increase in the borrowings rate is due to the low rates that were available through the Federal Reserve Bank Treasury Auction Facility as compared to the rates on other funding sources.

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

	Six Months Ended March 31,
	2010 versus 2009
	Volume	Rate	Total
Interest income:
Loans	$8,096	$(3,452)	$4,644
Mortgage-backed securities	(416)	(555)	(971)
Investments and other interest-earning assets	1,217	911	2,128
Total interest income	8,897	(3,096)	5,801
Interest expense:
Deposits	3,245	(8,720)	(5,475)
Borrowings	(2,567)	1,551	(1,016)
Total interest expense	678	(7,169)	(6,491)
Net change in net interest income	$8,219	$4,073	$12,292

Provision for Loan Losses

The provision for loan losses increased $38.0 million to $71.2 million for the six months ended March 31, 2010, compared to $33.2 million for the same six month period a year ago. The current six month provision for loan losses can be attributed to the increase in classified loans, changes in risk rating of loans in the portfolio, higher levels of nonperforming loans, increase in net charge-offs, continued deterioration of collateral valuations and borrowers financial condition and the increased economic uncertainties in the markets we serve resulting in the recognition of losses as they occur.

For the six months ended March 31, 2010, net charge-offs were $57.0 million, compared to $9.7 million for the six months ended March 31, 2009.  The increase in net charge-offs is primarily in the commercial loan portfolio, specifically commercial real estate and land.  Increases were also experienced in the residential mortgage and home equity loan portfolios.  The increases are driven by the continued deterioration of collateral values and borrowers’ financial condition resulting in recognized losses determined through our ongoing loan monitoring processes.  In addition to our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored.  During this fiscal year we have performed additional targeted reviews of the higher risk sectors of the portfolio, considered by management as commercial land, commercial real estate, and commercial business loans.  These targeted reviews, as with all our loan reviews, focus on identification of losses which have occurred and appropriately charging-off or reserving for the loss.  Management anticipates completing the targeted reviews by the end of the third quarter of our fiscal year, while continuing with our regular loan monitoring processes.

Non-Interest Income

Total non-interest income increased $3.2 million to $29.1 million for the six months ended March 31, 2010, as compared to $25.9 million for the six months ended March 31, 2009.  The impairment charge for investment securities decreased $689 thousand.  The gain on disposition of assets increased $1.2 million due to the donation of a branch building.  Service charges and fees on accounts increased $576 thousand, primarily due to an increase in debit card volume, somewhat offset by a decrease in overdraft charges.  Insurance revenues increased $714 thousand as a result of increases in contingent commission receipts and new business activity during the current six month period when compared to the same period last year.

Non-Interest Expense

Total non-interest expense increased $11.0 million to $61.5 million in the six months ended March 31, 2010, as compared to $50.4 million for the six months ended March 31, 2009.

Salary and employee benefits increased $6.2 million, or 20.2%, for the six months ended March 31, 2010, compared to the same period last fiscal year.  Employee compensation increases primarily associated with the Cape Fear Bank and American Pensions, Inc. acquisitions, the addition of the wealth management division employees, and additional First Federal staff added $5.0 million to salary expense for the six months ended March 31, 2010, compared to the prior year six month period.  Increases in employee group insurance costs and claims resulted in a $1.2 million increase.  Cost savings initiatives which temporarily postponed profit sharing and 401K match resulted in reductions of $546 thousand for the same period.  Stock option expense decreased $171 thousand for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, due to forfeitures.

Occupancy costs increased $609 thousand, or 14.3%, to $4.9 million, primarily due to rent, maintenance, and utilities expenses of $541 thousand associated with the Cape Fear Bank and American Pension, Inc. acquisitions.  Furniture and equipment expense increased $1.1 million, or 36.7%, to $4.2 million for the six months ended March 31, 2010, primarily due to additional technology contracts of $204 thousand, contracted services costs of $265 thousand for assistance in selling other real estate owned properties, depreciation expense of $72 thousand, primarily associated with the acquisition of Cape Fear Bank and API, and depreciation of IT equipment, and other increases in various expenses.

Other expenses increased $2.9 million, or 27.1%, from the six months ended March 31, 2009, primarily due to an increase in contribution expense of $1.2 million from the donation of a branch building, a $343 thousand increase in FDIC assessment fees due to rate increases and a $582 thousand increase in loan expenses due to appraisals, credit reports, and insurance expenses related to loan delinquencies. Also contributing to the higher expenses for the period was a $295 thousand increase in communications expense, primarily due to telephone and internet access related to the Cape Fear and API acquisitions, and postage expense for additional mailings, a $155 thousand increase in third party asset custodial fees due to the API acquisition, $152 thousand higher insurance expense due to annual increases as well as the Cape Fear acquisition, and other increases in various expenses.

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

In the six months ended March 31, 2010, the Company recorded an income tax benefit of ($15.7) million on a pre-tax loss of ($39.2) million, resulting in an effective tax benefit rate of (39.9%).  For the six months ended March 31, 2009, the Company recorded an income tax benefit of ($2.3) million on a pre-tax loss of ($5.7) million, resulting in an effective tax benefit rate of (39.7%).  The increase in the rate related to the tax benefit for the six months ended March 31, 2010, is primarily due to an increase in tax exempt income from municipal investments and the contribution of a branch building, a decrease in stock option expense , and an increase in the state income tax benefit related to the net loss for the current period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, there were no substantial changes in the interest rate sensitivity analysis for various changes in interest rates calculated as of September 30, 2009.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited condensed consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2009, included in the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

a) An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Problem Assets

As a result of our increase in nonperforming assets we have had significant increases in our provision for loan losses which has reduced our net income.

Since 2007, the housing and real estate sectors have experienced an economic slowdown.  Downturns in the real estate markets in our primary market area could adversely impact our business.  A substantial portion of our loan portfolio consists of loans secured by real estate in South Carolina and North Carolina.

Due to the economic turndown, the Company experienced higher levels of nonaccruals, net charge-offs, and delinquencies in the loan portfolio during the six months ended March 31, 2010.  Nonaccruals, charge-offs, and delinquencies were $135.7 million, $57.0 million, and $40.6 million, respectively, at March 31, 2010, an increase of $55.2 million, $57.0 million, and $5.0 million, respectively, for the six months ended March 31, 2010.   Increases in net charge-offs for the six months ended March 31, 2010, were mainly driven by increases of $29.0 million in the land portfolio, $5.9 million in the home equity loan portfolio, $8.2 million in the commercial real estate portfolio, and $5.1 million in the residential mortgage portfolio.  The increase in nonaccruals is concentrated in the commercial real estate, land and residential mortgage loan portfolios, with increase of $14.1 million, $24.4 million and $7.9 million, respectively.  Delinquencies increased $3.0 million in the home equity loan portfolio, $6.0 million in the commercial real estate loan portfolio and $2.2 million in the commercial business loan portfolio, while land delinquencies decreased $6.1 million.

The increase in loan delinquencies, credit losses, and nonperforming assets generally reflect the operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy, collateral values, in particular in the coastal areas of our markets, and individual borrower and guarantor financial positions has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies for residential loans, which represented 20.4% of our nonperforming loans at March 31, 2010.  Lack of demand for development projects contributed to the increase in nonperforming loans in the land portfolio, which was 46.3% of total nonperforming loans at March 31, 2010.  Slower leasing activities due to the economy was a primary factor in the increase in nonperforming loans in the commercial real estate loan portfolio, which was 15.4% of total nonperforming loans at March 31, 2010.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal nonaccruals, delinquencies and credit losses.  Moreover, until general economic conditions improve, we will continue to experience significant nonaccruals, delinquencies and credit losses.  As a result, we will continue to make provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

In order to appropriately monitor the risk in our loan portfolio, we have processes for regular loan reviews.  In addition to renewal reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored.  Also, due to the current economic conditions and deteriorating real estate values, during this fiscal year we have performed additional targeted reviews of the highest risk sectors of the portfolio, considered by management as commercial land, commercial real estate, and business loans.  These targeted reviews have focused on identification of losses as they occur and appropriately charging-off or reserving for the loss.  Management anticipates completing the targeted reviews by the end of the third quarter of our fiscal year, while continuing with our regular monthly loan monitoring process.  Finally, we have engaged an independent contractor to perform quarterly loan reviews and validate our risk rating systems and valuations.

The higher levels of net charge-offs and delinquencies resulted in an increase in the provision for loan losses.  For the six months ended March 31, 2010, the provision was $71.2 million as compared to $33.2 million for the six months ended March 31, 2009.  If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

Proposed Legislation

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, First Federal’s and First Financial’s primary federal regulator, which would require First Financial to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, First Financial would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that First Financial is not currently subject to as a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – [Removed and Reserved]

Item 5 – Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of fiscal 2010 that was not so disclosed.

Item 6 – Listing of Exhibits

Exhibit No.	Description of Exhibit	Location
2.1	Purchase and Assumption Agreement dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009

3.1	Company’s Certificate of Incorporation, as amended	Incorporated by reference to the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1997.

3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Company’s Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and Form 8-K filed April 26, 2010.

4.1	Warrant to purchase shares of Company’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Company’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Company’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

10.29	Performance Incentive Compensation Plan	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: May 7, 2010	By:	/s/ R. Wayne Hall
R. Wayne Hall
Executive Vice President
Chief Financial Officer and Principal Accounting Officer