Form 10-Q
period 2010-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2010-08-06
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Class	Outstanding Shares at
Common Stock	July 30, 2010
$.01 Par Value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
INDEX

SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the Condensed Consolidated Financial Statements and related notes.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	September 30,
	2010	2009
ASSETS
Cash and cash equivalents	$62,008	$78,070
Investments available for sale, at fair value	12,844	13,756
Investments held to maturity	22,512	22,401
Investment in capital stock of FHLB	46,141	46,141
Mortgage-backed securities available for sale, at fair value	400,774	478,980
Loans receivable, net of allowance of $86,945 and $68,473	2,503,874	2,593,269
Loans held for sale	15,030	25,603
Accrued interest receivable	10,333	12,058
Office properties and equipment, net	83,529	81,021
Real estate and other assets acquired in settlement of loans	12,543	22,002
Goodwill	28,260	29,278
Intangible assets	9,997	8,683
Residential mortgage servicing rights, at fair value	10,593	11,166
FDIC indemnification recievable, net	66,794	62,754
Other assets	39,112	25,105
Total assets	$3,324,344	$3,510,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit accounts
Noninterest-bearing	$207,196	$190,159
Interest-bearing	2,240,599	2,113,452
Total deposits	2,447,795	2,303,611
Advances from FHLB	478,364	492,751
Other short-term borrowings	813	258,813
Long-term debt	46,392	46,392
Advances by borrowers for taxes and insurance	4,857	5,193
Outstanding checks	11,005	10,729
Accounts payable and other liabilities	11,321	41,149
Total liabilities	3,000,547	3,158,638

Stockholders' equity:
Series A preferred stock, $.01 par value, authorized 3,000,000 shares, issued and outstanding 65,000 shares at June 30, 2010 and September 30, 2009 (Redemption value $65,000)	1	1
Common stock, $.01 par value, authorized 24,000,000 shares; 21,465,163 and 20,835,381 shares issued at June 30, 2010 and September 30, 2009, respectively; 16,526,752 and 15,896,970 shares outstanding at June 30, 2010, and September 30, 2009, respectively	215	208
Additional paid-in capital	195,175	185,249
Retained income, substantially restricted	224,871	265,821
Accumulated other comprehensive income, net of income taxes	7,098	3,933
Treasury stock at cost, 4,938,411 shares at June 30, 2010 and September 30, 2009	(103,563)	(103,563)
Total stockholders' equity	323,797	351,649
Total liabilities and stockholders' equity	$3,324,344	$3,510,287

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended
	June 30,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$37,485	$42,092
Interest on mortgage-backed securities	5,434	8,317
Interest and dividends on investments	458	848
Other	904	9
Total interest income	44,281	51,266
INTEREST EXPENSE
Interest on deposits	8,189	9,457
Interest on borrowed money	4,863	6,270
Total interest expense	13,052	15,727
NET INTEREST INCOME	31,229	35,539
Provision for loan losses	36,373	12,367
Net interest (loss) income after provision for loan losses	(5,144)	23,172
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(1,138)	(1,046)
Portion of (loss) gain recognized in other comprehensive income before taxes	(827)	669
Net impairment losses recognized in earnings	(311)	(377)
Brokerage fees	644	383
Insurance revenues	6,292	6,535
Service charges and fees on deposit accounts	6,109	5,688
Mortgage banking income	2,437	986
Gains on disposition of assets	33	37
Other	2,039	(280)
Total non-interest income	17,243	12,972
NON-INTEREST EXPENSE
Salaries and employee benefits	19,060	15,640
Occupancy costs	2,306	2,215
Marketing	528	479
Furniture and equipment expense	2,256	2,202
Amortization of intangibles	231	202
Other	7,260	7,409
Total non-interest expense	31,641	28,147
(Loss) income before income taxes	(19,542)	7,997
Income tax (benefit) expense	(7,513)	2,842
(Loss) income before extraordinary item	(12,029)	5,155
EXTRAORDINARY ITEM
Gain on acquisition, net of income tax of $18,833	-	28,857
NET (LOSS) INCOME	(12,029)	34,012
Preferred stock dividends	813	813
Accretion on preferred stock discount	140	132
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(12,982)	$33,067

Net (loss) income per Common Share before Extraordinary Item - Basic	$(0.73)	$0.44
Net (loss) income per Common Share before Extraordinary Item - Diluted	$(0.73)	$0.44
Net (loss) income per Common Share - Basic	$(0.73)	$2.91
Net (loss) income per Common Share - Diluted	$(0.73)	$2.91
Net (loss) income per Common Share Available to Common Shareholders - Basic	$(0.79)	$2.83
Net (loss) income per Common Share Available to Common Shareholders - Diluted	$(0.79)	$2.83

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$115,770	$115,733
Interest on mortgage-backed securities	17,894	21,748
Interest and dividends on investments	1,105	1,472
Other	3,028	28
Total interest income	137,797	138,981
INTEREST EXPENSE
Interest on deposits	24,742	31,486
Interest on borrowed money	17,442	19,864
Total interest expense	42,184	51,350
NET INTEREST INCOME	95,613	87,631
Provision for loan losses	107,615	45,602
Net interest (loss) income after provision for loan losses	(12,002)	42,029
NON-INTEREST INCOME
Total other-than-temporary impairment losses	(2,124)	(7,132)
Portion of (loss) gain recognized in other comprehensive income before taxes	(499)	3,753
Net impairment losses recognized in earnings	(2,623)	(3,379)
Brokerage fees	1,690	1,496
Insurance revenues	19,217	18,747
Service charges and fees on deposit accounts	17,634	16,636
Mortgage banking income	6,916	5,398
Gains on disposition of assets	1,354	125
Other	2,122	(152)
Total non-interest income	46,310	38,871
NON-INTEREST EXPENSE
Salaries and employee benefits	56,077	46,439
Occupancy costs	7,189	6,489
Marketing	1,655	1,551
Furniture and equipment expense	6,447	5,269
Amortization of intangibles	717	608
Other	21,013	18,231
Total non-interest expense	93,098	78,587
(Loss) income before income taxes	(58,790)	2,313
Income tax (benefit) expense	(23,173)	584
(Loss) income before extraordinary item	(35,617)	1,729
EXTRAORDINARY ITEM
Gain on acquisition, net of income tax of $18,833	-	28,857
NET (LOSS) INCOME	(35,617)	30,586
Preferred stock dividends	2,440	1,851
Accretion on preferred stock discount	413	297
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(38,470)	$28,438

Net (loss) income per Common Share before Extraordinary Item - Basic	$(2.16)	$0.15
Net (loss) income per Common Share before Extraordinary Item - Diluted	$(2.16)	$0.15
Net (loss) income per Common Share - Basic	$(2.16)	$2.61
Net (loss) income per Common Share - Diluted	$(2.16)	$2.61
Net (loss) income per Common Share Available to Common Shareholders - Basic	$(2.33)	$2.43
Net (loss) income per Common Share Available to Common Shareholders - Diluted	$(2.33)	$2.43
See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)  (Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2008	$166	$-	$58,338	$244,327	$(15,966)	$(103,387)	$183,478
Net income				30,586			30,586
Other comprehensive income:
Unrealized net gain on securities available for sale, net of reclassification adjustment and tax of $7,769					18,347		18,347
Total comprehensive income							48,933
Common stock issued pursuant to:
Stock option and employee benefit plans			612				612
Stock option tax benefit			5				5
Issuance of preferred stock/warrants		1	64,999				65,000
Accretion of preferred stock/warrants			298	(298)			-
Cash dividends:
Common stock ($.355 per share)				(4,151)			(4,151)
Preferred stock ($28.46 per share)				(1,850)			(1,850)
Cumulative effect of adoption of FASB ASC 320-10-65				1,178			1,178
Treasury stock purchased						(176)	(176)
Balance at June 30, 2009	$166	$1	$124,252	$269,792	$2,381	$(103,563)	$293,029

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Income	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2009	$208	$1	$185,249	$265,821	$3,933	$(103,563)	$351,649
Net loss				(35,617)			(35,617)
Other comprehensive loss:
Unrealized net gain on securities available for sale, net of reclassification adjustment and tax of $2,101					3,165		3,165
Total comprehensive loss							(32,452)
Common stock issued pursuant to:
Public offering	7		9,183				9,190
Stock option and employee benefit plans			329				329
Accretion of preferred stock/warrants			414	(414)			-
Cash dividends:
Common stock ($.15 per share)				(2,479)			(2,479)
Preferred stock ($37.50 per share)				(2,440)			(2,440)
Balance at June 30, 2010	$215	$1	$195,175	$224,871	$7,098	$(103,563)	$323,797

See accompanying notes to condensed consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net (loss) income	$(35,617)	$30,586
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,663	4,500
Amortization of acquisition discounts	(376)	-
Amortization of intangibles	717	608
Loss (gain) on sale of loans, net	547	(1,234)
Gain on sale of loan securitizations, net	(2,772)	-
Gain on disposition of property and equipment, net	(1,354)	(125)
Loss on sale of real estate owned, net	1,873	935
Stock option compensation expense	317	336
Excess tax benefit resulting from stock options	-	5
(Accretion) amortization of discounts/premiums on investments, net	(2,654)	4,992
(Decrease) increase in deferred loan fees and discounts	(3,836)	306
Net impairment losses recognized in earnings	2,623	3,379
Net other comprehensive loss	(2,012)	-
Cumulative effect of adoption of FASB ASC 320-10-65	-	1,178
(Increase) decrease in receivables and other assets	(13,079)	1,142
Provision for loan losses	107,615	45,602
Write-down of real estate and other assets acquired in settlement of loans	2,968	2,733
Proceeds from sales of loans held for sale	186,865	275,092
Deferred income taxes	(28,277)	(24,999)
Capitalized mortgage servicing rights	(2,374)	(3,441)
Decrease in fair value of mortgage servicing rights	2,947	5,288
Increase in FDIC Indemnification asset	(4,039)	(61,541)
Origination of loans held for sale	(174,067)	(328,437)
(Decrease) increase in accounts payable and other liabilities	(1,275)	27,843
Net cash provided by (used in) operating activities	39,403	(15,252)

Cash Flows from Investing Activities
Proceeds from maturity of investments available for sales	208	92
Proceeds from sales of investment securities available for sale	-	3,000
Purchases of investment securities held to maturity	-	(19,994)
Purchases of investment securities available for sale	(261)	(3,150)
Purchase of FHLB stock	-	(4,261)
Proceeds from sales of mortgage-backed securities available for sale	21	13,670
Repayments on mortgage-backed securities available for sale	117,582	98,528
Purchase of mortgage-backed securities available for sale	(33,316)	(261,528)
Increase in investment in subsidiaries	(236)	-
Increase in loans, net	(26,738)	(349,962)
Proceeds from the sales of real estate owned and other repossessed assets	17,348	6,781
Reclassification of goodwill to intangibles	-	(104)
Net purchase of office properties and equipment	(5,817)	(6,773)
Net cash provided by (used in) investing activities	68,791	(523,701)

FIRST FINANCIAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands) (Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	$76,580	$80,888
Net increase in certificates of deposit	67,604	409,065
Net repayments of FHLB advances	(14,387)	(325,120)
Issuance of common stock	9,190	-
Issuance of preferred stock	-	62,019
Issuance of stock warrants	-	2,981
Net (decrease) increase in other borrowings	(258,000)	344,999
Decrease in advances by borrowers for taxes and insurance	(336)	(836)
Proceeds from the exercise of stock options	12	277
Excess tax benefit resulting from stock options	-	5
Preferred stock dividends paid	(2,440)	(4,151)
Common stock dividends paid	(2,479)	(1,850)
Treasury stock purchased	-	(176)
Net cash (used in) provided by financing activities	(124,256)	568,101

Net (decrease) increase in cash and cash equivalents	(16,062)	29,148

Cash and cash equivalents at beginning of period	78,070	62,949

Cash and cash equivalents at end of period	$62,008	$92,097

Supplemental disclosures:
Cash paid during the period for:
Interest	$43,627	$50,499
Income taxes	$5,473	$13,288
Noncash investing and financing activities during the period:
Loans foreclosed	$12,354	$19,093
Unrealized gain on securities available for sale, net of tax	$3,165	$18,347

See accompanying notes to condensed consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements presented in this quarterly report included the accounts of First Financial Holdings, Inc. (the “Company” or which may be referred to as “First Financial”, “we”, “us” or “our”) and its wholly-owned subsidiaries, the principal one being First Federal Savings and Loan Association of Charleston (“First Federal” or “the Association”), a federally-chartered stock savings and loan association.  The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited.  The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting of the Company.  The Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and September 30, 2009, which has been derived from audited financial statements, unaudited condensed consolidated financial statements and accompanying notes are presented in accordance with the instructions for Form 10-Q.  In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position and condensed consolidated results of operations have been made.  All such adjustments are of a normal, recurring nature.  The results of operations for the three and nine months ended June 30, 2010, are not necessarily indicative of the results of operations that may be expected in future periods.

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

As a result of the imprecision in calculating inherent and probable losses, and in order to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions, qualitative adjustments are made to historical loss percentages to reflect current economic and internal environmental factors such as changes in underwriting standards and unemployment rates that may increase or decrease those historical loss factors.

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

Adjustments to loan values in future periods may occur based on management’s expectation of future cash flows to be collected over the lives of the loans.  If based on the review, it is probable that a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the remaining valuation allowance established for the loans is reduced for the increase in the present value of cash flows expected to be collected and the accretable yield is increased and is recognized over the remaining life of the loan.  If based on the review, it is probable that a significant decrease in cash flows previously expected to be collected or if actual cash flows are significantly less than cash flows previously expected, the allowance for loan losses is increased for the decrease in the present value of the cash flows expected to be collected.  The accretable yield for the loans is recalculated based on the decrease of the revised cash flows expected and is recognized over the remaining life of the loan.

For assets covered under the FDIC Indemnification Agreement, loans are considered in the calculation of the allowance for loan losses as previously discussed.  Loans determined to be impaired and related credit losses incurred subsequent to the initial measurement of the loan valuation and FDIC Indemnification Agreement appropriately affect the provision for loan losses and the allowance in that period.  Related changes to the FDIC Indemnification Agreement will be presented net in the provision for loan losses.

FDIC Indemnification Asset

On April 10, 2009, First Federal entered into a purchase and assumption agreement (“the agreement”) with loss share with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution.  The loans and REO purchased under the agreement are covered by a loss share agreement between the FDIC and First Federal, which affords the Association significant protection.  This agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Association.  This agreement extends for 10 years for one-to-four family real estate loans and for five years for other loans. First Federal cannot submit claims of loss until certain events occur, as defined under the agreement.

The determination of the initial fair value of loans and REO acquired, and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity.  The amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  Because of the loss sharing agreement with the FDIC on these assets and that First Federal considered its share of losses in estimating fair values of assets acquired, First Federal should not incur any significant losses.  To the extent the actual values realized for the acquired loans are different from the estimate; the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.  As such, the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the fair value at the date of foreclosure minus estimated costs to sell.  Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses.  After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell.  Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

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

To determine which individual securities are at risk for other-than-temporary impairment (“OTTI”), the Company also considers various characteristics of each security including, but not limited to, the credit rating, the duration and amount of the unrealized loss and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  For securities identified as at risk for OTTI, additional evaluation techniques are applied, include estimating projected cash flows based on the structure of the security and certain assumptions such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis. OTTI attributed to credit is recorded as a charge against current earnings, while OTTI attributed to noncredit factors is recorded as a charge against Other Comprehensive Income.  The detail of the components of OTTI is presented in Note 5.

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

NOTE 3.  Recent Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, Business Combinations which significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under ASC 805, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree to be measured at their fair values as of the acquisition date, with limited exceptions.  ASC 805 also includes a substantial number of new disclosure requirements.  ASC 805 was adopted by the Company on October 1, 2009, and its provisions will apply to any future business combinations entered into by the Company.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets, which removes the concept of a qualifying special-purpose entity and requires consolidation of variable interest entities that are qualifying special-purpose entities.  ASC 860 limits the circumstances in which a transferor derecognizes a portion or component of a financial asset and establishes conditions for reporting a transfer of a portion(s) of a financial asset as a sale.  This statement is effective as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009.  Early application is not permitted.  The Company is evaluating the impact of ASC 860 on its consolidated financial condition, results of operation and cash flows.

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

Receivables (Topic 310) – Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) – Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Pursuant to ASU 2010-20, a reporting entity should disclose the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and, the changes and reasons for those changes in the allowance for credit losses.

In addition, ASU 2010-20 changes existing disclosure requirements about financing receivables to provide disclosure on a disaggregated basis on two defined levels; (1) portfolio segment; and (2) class of financing receivable. Additional disclosure is required concerning credit quality indicators of financing receive; an aging of past due financing receivables at the end of the reporting period; and, the nature and extent of troubled debt restructuring that occurred during the period by class of  financing receivable and the effect on the allowance for loan loses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect any material impact on its consolidated financial condition or results of operations.

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

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC which affords First Federal significant protection.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as “covered assets”).  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC has agreed to reimburse First Federal for 80% of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC has agreed to reimburse First Federal for 95% of the losses.  Reimbursement for losses on single family one-to-four family residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-one-to-four family residential mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the Cape Fear’s book value of the relevant loans and foreclosed assets as determined by the FDIC as of the date of the acquisition, April 10, 2009.  The loss sharing agreement is subject to the servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $60.4 million on the acquisition date.  The cumulative losses realized and reported to the FDIC as of June 30, 2010 were $31.1 million which did not exceed our first loss tranche.

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

On the acquisition date, the estimate of the contractually required payments receivable for all ASC 310-30 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Federal determined an allowance for credit losses totaling approximately $4.1 million that was applied to the acquired loans, which was derived using First Federal’s allowance methodology.

Note 5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, mortgage-backed securities (“MBS”) available for sale, and held to maturity securities are as follows (in thousands):

	As of June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,061	$27	$-	$2,088
State and municipal obligations	450	6	-	456
Corporate debt securities	13,719	1,038	4,457	10,300
	16,230	1,071	4,457	12,844
Mortgage-backed securities:
FHLMC	29,672	1,565	68	31,169
FNMA	26,242	1,145	-	27,387
GNMA	32,047	993	-	33,040
CMOs	296,968	13,442	1,232	309,178
	384,929	17,145	1,300	400,774
Total	$401,159	$18,216	$5,757	$413,618

Securities held to maturity:

State and municipal obligations	$21,605	$1,816	$13	$23,408
Certificates of deposit and other	907	-	-	907
Total	$22,512	$1,816	$13	$24,315

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:

Obligations of U.S. gov't agencies and corporations	$2,173	$14	$2	$2,185
State and municipal obligations	450	24	-	474
Corporate debt securities	16,078	142	5,123	11,097
	18,701	180	5,125	13,756
Mortgage-backed securities:
FHLMC	39,184	1,363	297	40,250
FNMA	33,374	874	64	34,184
GNMA	41,906	948	-	42,854
CMOs	352,292	13,413	4,013	361,692
	466,756	16,598	4,374	478,980
Total	$485,457	$16,778	$9,499	$492,736

Securities held to maturity:

State and municipal obligations	$21,495	$2,784	$-	$24,279
Certificates of deposit	906	-	-	906
Total	$22,401	$2,784	$-	$25,185

	As of June 30, 2010
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$1,485	$1,487
Due after one year through five years	-	-
Due after five years through ten years	1,582	1,635
Due after ten years	13,163	9,722
	16,230	12,844
Mortgage-backed securities	384,929	400,774
Total securities available for sale	$401,159	$413,618

Securities held to maturity:
Due within one year	$400	$400
Due after one year through five years	507	507
Due after five years through ten years	-	-
Due after ten years	21,605	23,408
Total held to maturity securities	$22,512	$24,315

	As of September 30, 2009
	Amortized Cost	Fair Value
Securities available for sale:
Due within one year	$100	$100
Due after one year through five years	1,496	1,494
Due after five years through ten years	1,007	998
Due after ten years	16,098	11,164
	18,701	13,756
Mortgage-backed securities	466,756	478,980
Total securities available for sale	$485,457	$492,736

Securities held to maturity:
Due within one year	$606	$606
Due after one year through five years	300	300
Due after five years through ten years	-	-
Due after ten years	21,495	24,279
Total held to maturity securities	$22,401	$25,185

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	As of June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Mortgage-backed securities	$-	$-	$4,196	$4,157	$4,196	$4,157
Collateralized mortgage obligations	26,608	535	26,556	697	53,164	1,232
Corporate debt securities	-	-	1,627	368	1,627	368
Total temporarily impaired	$26,608	$535	$32,379	$5,222	$58,987	$5,757

Securities held to maturity:
State and municipal obligations	$758	$13	$-	$-	$758	$13

At June 30, 2010, we had 28 individual available for sale investments and one individual held to maturity investments that were in an unrealized loss position.  The unrealized losses on investments in MBS and collateralized mortgage obligations (“CMOs”) summarized above were attributable to continued market turmoil, temporary credit write-downs and liquidity.  The unrealized losses on the corporate debt securities are due to credit quality as well as liquidity.  We principally invest in corporate debt securities rated in one of the four highest categories by two nationally recognized investment rating services.

Our CMO portfolios, which are comprised of non-agency, private label securities, were priced to level three cash flow models (described in Note 16) because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, new issuances if any, and market liquidity to the extent possible.  The Company determined that valuations had suffered deterioration in part due to forced sales and illiquid market conditions in which these securities trade; and accordingly, we do not believe that these values accurately reflect the true fair value of these securities.  To determine our pricing valuation for CMOs, we utilized a weekly market snapshot that reflects current prices and spreads of a variety of products for the most recent two year period.  The current quarterly trend indicated that there was no readily available private label price reflecting the illiquidity of the market and therefore resulted in the use of level three cash flow modeling.  Before credit deterioration began, comparable agency and private label MBS products typically maintained a spread of 50 basis points.

To determine a market price for the Company’s collateralized debt obligations (“CDO”), which are comprised of trust preferred securities issued by financial institutions, we performed a Monte Carlo simulation model test and to determine potential impairment charges we performed a static default model test.  We review the underlying trust preferred securities collateral of each CDO security and determine whether the underlying security was current, in a deferral of interest period or in default as an initial factor for valuation of the CDO.  Based on results experienced during the last several years of the economic downturn and financial crisis, we assume that collateral in default has a 100% chance of loss, while those in deferral status have an 85% chance of a permanent write-down, versus those that are current.  Further, based on historical trends and current economic conditions, we assume that there is a probability of the individual issuer of the underlying trust preferred collateral which is current nonetheless going into a distressed status.  We calculated this probability by comparing the number of bank failures to the number of FDIC institutions during the period from 1934 – 2008 resulted in an annual average default rate of 36bps.  We then analyzed the last 27 years (1984 – 2010) which has been the most dramatic period for defaults in recent history, and determined an average default rate of 80bps.  Based on this more recent trend, it was determined that a reasonable assumption of the estimate of future losses given the length and severity of the current recession would be twice the historical loss rate, or 72bps.  The factor is only applied to individual underlying trust preferred security collateral in each CDO pool that is current. The default model currently assumes a 1% prepayment rate.  This assumption was updated from a 2% prepayment rate given that trust preferred instruments which were issued before the financial crisis are a relatively low cost source of capital as compared to the higher cost alternatives to capital now available in light of the current economic conditions and these trust preferred securities would be less likely to prepay these instruments due to the higher cost which would be incurred.

To determine which individual securities are at-risk for OTTI, the Company considers various characteristics of each security including, but not limited to: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  As a result of this security level review, the Company identifies individual securities believed to be at risk for OTTI, which are evaluated further by analyzing the performance of the security and other qualitative factors.  These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates, and loss severity to determine whether the Company expects to receive all of the contractual cash flows as scheduled.  The Company recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis.  OTTI attributed to credit is recorded as a charge against current earnings, while OTTI attributed to noncredit factors is recorded as a charge against Other Comprehensive Income.  The detail of the components of OTTI by major security type is presented below.

The following table presents the Company’s investments by category and the related unrealized gains or losses, net of tax, recognized in other comprehensive income, credit losses recognized in operations and credit ratings as of June 30, 2010.  The credit rating reflects the lowest credit rating by any major rating agency.  All private label CMOs are comprised of 2003, 2004, and 2005 vintage loans and are in the super senior or senior tranche, except three securities with an amortized cost of $16.6 million which are in the mezzanine tranche.  Each trust preferred corporate debt obligation is $1.0 million or less individually, is part of a pool of securities and is in the mezzanine tranche.  There are $2.3 million of investments in the corporate debt and other investments category that are equity securities, limited liability companies (“LLC”) and partnerships, and therefore, have no credit rating included in the table below.  All but one municipal security are held to maturity.

Amounts in the following table, representing inception to date balances, are in millions:

	Amortized			Credit- Related					Below Investment
	Cost	Fair Value	OCI	OTTI	AAA	AA	A	BBB	Grade (1)
Private Label CMO	$290.3	$302.3	$7.3	$(1.1)	$192.6	$13.7	$22.8	$34.9	$38.3
100% Bank Trust Preferred CDO	8.0	4.0	(2.4)	(4.9)	-	-	-	-	4.0
Corporate debt and other investments	6.6	7.2	0.4	(1.1)	-	-	1.0	1.6	4.6
Agency MBS	88.0	91.6	2.2	-	-	-	-	-	-
Agency CMO	6.6	6.8	0.1	-	-	-	-	-	-
Treasury / Agency	2.1	2.1	-	-	-	-	-	-	-
Municipals (2)	22.1	23.9	-	-	4.1	11.0	6.8	-	2.0

Total (3)	$423.7	$437.9	$7.6	$(7.1)	$196.7	$24.7	$30.6	$36.5	$48.9

(1)  The "Below Investment Grade" category includes securities that have no credit rating.  Agency MBS, Agency CMO, Treasury/Agency, Equity securities, LLCs, and partnerships are not included in  "Below Investment Grade".
(2)  Credit  rating  balances are based on Fair Value, not amortized cost.
(3)  Excludes FHLB stock.

For the three month and nine month periods ended June 30, 2010, the Company experienced OTTI losses of $311 thousand and $2.6 million, respectively, which is included in the accompanying Condensed Consolidated Statements of Operations.  We do not intend to sell the remaining debt securities and more likely than not, we will not be required to sell the debt securities before their anticipated recovery.

The following table presents the amount of the total OTTI related to credit losses for the three and nine months ended June 30, 2010 (in thousands):

	CDOs	CMOs	Corporates
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010	June 30, 2010
Balance at beginning of period	$4,592	$1,099	$1,100
Additions:
Amount related to credit loss for which no previous OTTI recognized	20	-	-
Amount related to credit loss for which previous OTTI recognized	291	-	-
Balance at end of period	$4,903	$1,099	$1,100

	CDOs	CMOs	Corporates
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010	June 30, 2010
Balance at beginning of period	$3,731	$748	$-
Additions:
Amount related to credit loss for which no previous OTTI recognized	100	-	1,100
Amount related to credit loss for which previous OTTI recognized	1,072	351	-
Balance at end of period	$4,903	$1,099	$1,100

NOTE 6.  Federal Home Loan Bank Capital Stock

First Federal, as a member institution of the Federal Home Loan Bank (“FHLB”) of Atlanta and Boston is required to own capital stock in the FHLB of Atlanta and Boston based upon a membership-based requirement and an activity-based requirement related to the level of advances First Federal borrows from the FHLB.  FHLB capital stock of Atlanta is pledged to secure FHLB advances from Atlanta.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock has historically been at par value.  The carrying value, which approximates fair value, of this stock was $46.1 million at June 30, 2010 and September 30, 2009.

In evaluating OTTI of the FHLB stock, the Company considered the most recent financial results of the FHLB, the resumption of paying dividends on common stock, and the baseline credit assessment rating given by Standard and Poor’s of AAA.  The Company believes that the resumption of the common stock dividend and the investment grade rating of AAA indicates that there is no impairment in the investment in FHLB stock as of June 30, 2010.

NOTE 7.  Loans Receivable

Loans receivable consisted of the following (in thousands):
	June 30, 2010	September 30, 2009
Real estate-residential mortgages (1-4 family)	$997,345	$949,518
Real estate-residential construction	20,017	41,133
Commercial secured by real estate, including multi-family	439,646	435,298
Real estate-commercial construction	29,893	53,219
Commercial business loans	86,423	96,559
Land	222,564	300,130
Home equity loans	398,366	394,075
Manufactured housing loans	264,652	244,214
Credit cards	18,069	17,483
Marine loans	68,666	76,748
Other consumer loans	45,178	53,365
	2,590,819	2,661,742
Less: Allowance for loan losses	86,945	68,473
Total Loans	$2,503,874	$2,593,269

Loans held for sale	$15,030	$25,603

The majority of our loan originations are in coastal South Carolina and North Carolina and inland in Florence County, South Carolina.  Included in the Land category above are loans for acquisition/development, unimproved land and residential lots.  Such loans generally are associated with a higher degree of credit risk than residential one-to-four family loans due to the dependency on future development and sale of real estate.

Management closely monitors its credit concentrations and attempts to diversify the portfolio within its primary market area.  Currently, there are no borrowers which exceed the general regulatory limitation of 15% of First Federal’s capital.  The maximum credit relationship exposure to any one borrower or affiliated group of borrowers was $27.4 million at June 30, 2010, and $27.8 million at September 30, 2009.

Nonperforming assets include the following (in thousands):

	June 30, 2010	September 30, 2009
Nonaccrual loans	$132,058	$80,432
Accruing loans 90 days or more delinquent	170	121
Real estate and other assets acquired in the settlement of loans	12,543	22,002
Nonperforming assets	$144,771	$102,555

As a percent of loans receivable, net and real estate and other assets acquired in the settlement of loans	5.75%	3.92%
As a percent of total assets	4.35%	2.92%
Allowance for loan losses as a percent of problem loans	65.75%	85.00%

Loans acquired from Cape Fear Bank that were performing at the time if acquisition, but have subsequently become nonaccrual are included in the table above.  Nonperforming loans acquired at acquisition are not included since these loans have been adjusted to fair market value.

An analysis of changes in the allowance for loan losses is as follows (in thousands):

	At and for the nine months
	June 30,
	2010	2009
Balance, at beginning of year	$68,473	$23,990

Charge-offs	(93,078)	(19,898)
Recoveries	3,935	673
Net Charge-offs	(89,143)	(19,225)

Balance on Cape Fear Bank performing loans, at acqusisition (1)	-	4,132

Provision for loan losses	107,615	45,602

Balance, end of period	$86,945	$54,499

(1)  Subsequent to acquisition, charged off Cape Fear performing loans are covered by the FDIC Indemnification Agreement and included in the FDIC Indemnification Asset.

The Company’s impaired loans, and related credit loss allowances, are as follows (in thousands):

	June 30, 2010	September 30, 2009

Impaired loans with related reserves	$47,962	$43,753
Credit loss allowances on impaired loans	(18,601)	(18,559)
Net impaired loans with related reserves	29,361	25,194
Impaired loans with no related allowances	43,769	7,290
Net impaired loans receivable	$73,130	$32,484

The impaired loans with no related allowances in the above table have been written down to the net realizable value at June 30, 2010 and September 30, 2009, respectively.  Management believes that collateral for net impaired notes receivable is sufficient to cover the balances outstanding at each date presented.  In assessing the impairment of a loan and the related reserve requirement for that loan various methodologies are employed.  With respect to most real estate loans a fair value of collateral approach is used with the underlying collateral appraised and used to calculate an anticipated realizable value given acquisition and marketing cost along with an assessment of the marketing period.  Our policy is to update collateral appraisals on problem loans at least annually or more frequently if circumstances warrant.

The Company’s regular loan review process includes analysis of modifications on commercial loans greater than $500 thousand and on homogenous loans greater than $200 thousand.  A loan is considered to be a troubled debt restructuring (“TDR”) when the debtor is experiencing financial difficulties and the Company provides concessions such that First Federal will not collect all principal and interest in accordance with the original terms of the loan agreement.  The Company determined that in all material respects, there was no impairment resulting in a troubled debt restructuring for the debtor for which a specific allowance for loan loss has not been established or an appropriate partial charge-off recorded.  The effect of a partial charge-off is to reduce the value of the loan to fair market value based on a current independent appraisal or a discounted cashflow analysis which ever method is most appropriate.  Loans determined to be a TDR are considered impaired and included in the above table.

NOTE 8.  Goodwill and Intangible Assets

Goodwill and Intangible assets, net of accumulated amortization are summarized as follows (in thousands):

	June 30, 2010	September 30, 2009
Goodwill	$28,260	$29,278

Intangibles:
Customer list	14,858	12,827
Less accumulated amortization	(4,861)	(4,144)
Net intangibles	9,997	8,683
Total	$38,257	$37,961

Goodwill is tested for impairment on an annual basis during the Company’s third fiscal quarter. An independent third party was engaged to evaluate the carrying amount as of May 31, 2010 of the goodwill generated as a result of insurance agency acquisitions.  Valuations were determined by both a capitalization of earnings method and a discounted cash flow method.  All of the derived fair values exceed the carrying value so it was concluded that there is no goodwill impairment.

During the quarter ended December 31, 2009, the Company reclassified $1.3 million of goodwill and $777 thousand of related deferred tax assets to customer list intangibles.  This reclassification was done to recognize the value of the customer list intangible acquired in the acquisition of American Pensions, Inc. in July 2009.

Amortization of intangibles totaled $231 thousand for the three months ended June 30, 2010, and $202 thousand for the three months ended June 30, 2009.  Amortization of intangibles totaled $717 thousand for the nine months ended June 30, 2010, and $608 thousand for the nine months ended June 30, 2009.

We expect to record amortization expense related to intangibles of $231 thousand for the remainder of fiscal year 2010, $950 thousand for fiscal year 2011, $944 thousand for fiscal 2012, $944 thousand for fiscal 2013, $875 thousand for fiscal 2014, $853 thousand for fiscal 2015, and an aggregate of $5.2 million for all years thereafter.

NOTE 9.  Mortgage Servicing Rights

Our portfolio of residential mortgages serviced for others was $1.3 billion at June 30, 2010, and $1.2 billion at September 30, 2009.  We have elected the fair value measurement method for MSRs, which requires the Company to record MSRs initially at fair value, if practicable, and at each subsequent reporting date at fair value.  Changes in fair value are recorded in earnings during the period in which they occur.

Changes in fair value of capitalized MSRs for the three and nine months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Balance at beginning of period	$12,279	$8,221	$11,166	$12,550
Additions
Servicing assets that resulted from transfers of financial assets	660	1,995	2,374	3,441
Change in fair value:
Due to change in valuation inputs or assumptions	(2,069)	1,182	(2,049)	(3,716)
Due to change in decay	(277)	(695)	(898)	(1,572)
Balance at end of period	$10,593	$10,703	$10,593	$10,703

The amount of contractually-specified servicing fees earned by the Company was $831 thousand and $696 thousand during the three months ended June 30, 2010 and 2009, respectively.  The amount of contractually-specified servicing fees earned by the Company was $2.4 million and $2.0 million for the nine months ended June 30, 2010 and 2009, respectively.  We report contractually specified servicing fees in mortgage banking income in the Condensed Consolidated Statements of Operations.

We recognized $2.8 million net gain and $2.7 million net loss on free standing derivatives used to economically hedge the MSRs during the three months ended June 30, 2010 and 2009, respectively.  During the nine months ended June 30, 2010 and 2009, we recognized $3.1 million and $2.1 million in net gains on free standing derivatives used to economically hedge the MSRs.  The mortgage servicing asset fair value decrease of $2.1 million and increase of $1.2 million, respectively, for the three months ended June 30, 2010 and 2009, were not included in the gain or loss on free standing derivatives used to hedge the MSRs.  During the nine months ended June 30, 2010 and 2009, the mortgage servicing asset fair value decrease of $2.0 million and the decrease of $4.0 million, respectively, were not included in the gain or loss on free standing derivatives used to hedge the MSRs.  The results of the hedging activities are recorded in mortgage banking income in the Condensed Consolidated Statements of Operations.

A summary of our MSRs and related characteristics and the sensitivity of the current fair value of residential MSRs to immediate 25 and 50 basis point market interest rate changes as of the date indicated are included in the accompanying table: (in thousands).

Residential
Mortgage
Servicing Rights
June 30, 2010

Fair Value of Residential Mortgage Servicing Rights	$10,593
Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.9%
Adjustable-rate mortgage loans	1.1%
Total	100.0%
Constant Prepayment Rate (CPR)	21.0%
Weighted Average Portfolio Rate	5.4%
Discount rate	10.4%
Fair Market Value Change as assumptions change
50 basis point	17.7%
25 basis point	9.7%
Flat (Base Case)
-25 basis point	(9.4)%
-50 basis point	(17.3)%

NOTE 10.  FDIC Indemnification Asset

The following table shows the activity related to the FDIC indemnification asset for the nine months ended June 30, 2010 (in thousands):

	Reimbursement rate		Amount		Net
	80%	95%	Receivable	Discount	Receivable

Balance at September 30, 2009	$62,800	$6,250	$69,050	$(6,296)	$62,754
Payments from FDIC for losses on covered assets	-	-	-	-	-
Valuation adjustment on real estate owned	1,029	-	1,029	-	1,029
Accretion discount	-	-	-	3,011	3,011
Balance at June 30, 2010	$63,829	$6,250	$70,079	$(3,285)	$66,794

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

NOTE 11:  Other Short Term Borrowings

The Company had a $35.0 million funding line of credit with JPMorgan Chase Bank.  During the quarter ended March 31, 2010, the Company repaid the entire amount outstanding under the line of credit.  The line of credit expired in June, 2010 and was not renewed.

NOTE 12.  Stockholders’ Equity

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

	ThreeMonthsEnded		NineMonthsEnded
	June30,		June30,
	2010	2009	2010	2009
(Loss) income before extraordinary item	$(12,029)	$5,155	$(35,617)	$1,729
Extraordinary item
Gain on acquisition, net of income tax of $18,833	-	28,857	-	28,857
Net (loss) income	(12,029)	34,012	(35,617)	30,586
Less:
Accretion on preferred stock discount	140	132	413	297
Dividends on preferred stock	813	813	2,440	1,851
Net (loss) income available to common shareholders	$(12,982)	$33,067	$(38,470)	$28,438

Basic weighted average shares	16,527	11,699	16,506	11,697
Basic EPS before extraordinary item	$(0.73)	$0.44	$(2.16)	$0.15
Basic EPS	$(0.73)	$2.91	$(2.16)	$2.61
Basic EPS available to common shareholders	$(0.79)	$2.83	$(2.33)	$2.43

Dilutive common stock equivalents	-	-	-	-
Dilutive weighted average shares	16,527	11,699	16,506	11,697
Dilutive EPS before extraordinary item	$(0.73)	$0.44	$(2.16)	$0.15
Dilutive EPS	$(0.73)	$2.91	$(2.16)	$2.61
Dilutive EPS available to common shareholders	$(0.79)	$2.83	$(2.33)	$2.43

The following table summarizes the weighted average number of shares used in basic and diluted EPS for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares - basic	16,527	11,699	16,506	11,697
Effect of dilutive stock options and warrants	-	-	-	-

Weighted average number of common shares and potential dilutive shares used in diluted EPS	16,527	11,699	16,506	11,697

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

At June 30, 2010, there were 731,144 shares subject to issuance upon the exercise of stock options and 241,696 shares subject to issuance upon the exercise of warrants as compared to June 30, 2009, when there were 862,066 shares subject to issuance upon the exercise of options and 483,391 shares subject to issuance upon the exercise of warrants that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter or the Company’s net loss resulted in such shares being anti-dilutive.

Series A Preferred Stock

On December 5, 2008, pursuant to the Capital Purchase Program (the “CPP”) established by the United States Department of the Treasury (the “Treasury”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of common stock, par value $.01 per share, of First Financial, at an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).The Company used relative fair value as the basis for allocating the proceeds from the issuance of the Series A preferred stock and warrants.  The assumptions incorporated into the Black Scholes fair value calculation model include a dividend yield of 4.85%, volatility of 35.4% and a risk free interest rate of 2.5%.

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

NOTE 13.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to $45.8 million at June 30, 2010.  These were principally commitments for loans on single-family residential and commercial property loan commitments.  Outstanding undisbursed closed mortgage construction loans, primarily consisting of permanent residential construction, and commercial property construction, amounted to $27.5 million at June 30, 2010.  In addition, at that date the Company had undisbursed closed mortgage loans of $4.3 million and undisbursed non-mortgage closed loans of $1.6 million.  Other loan commitments to originate non-mortgage loans totaled $1.9 million at June 30, 2010.

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

Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit were $392 million at June 30, 2010.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of June 30, 2010, we believe there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2010, was $1.6 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  We do not elect hedge accounting treatment for any of our derivative transactions; consequently, all changes in the fair value of derivative instruments are recorded as non-interest income in the Condensed Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Federal’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS.  The commitments to originate fixed rate conforming loans totaled $46.2 million at June 30, 2010.  It is anticipated that approximately 68.1% of these loans will close totaling $31.5 million.  The fair value of this $31.5 million represents an asset, which totals $396 thousand at June 30, 2010.  The off-balance sheet obligations under the above derivative instruments totaled $51.3 million at June 30, 2010.  The fair value of this $51.3 million thousand represents a liability, which totals $73 thousand as of June 30, 2010.

The Company utilizes a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded net in noninterest income in loan servicing operations, and are offset by the changes in the fair value of the MSRs.  During the nine months ended June 30, 2010, gross MSRs values decreased $2.9 million due to interest rate movements and decay, while hedge gains totaled $3.1 million.  The notional value of our off-balance sheet positions as of June 30, 2010, totaled $770 million with a fair value of an asset of $994 thousand.

Legal Proceedings and Claims

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business.  In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 14.  Loan Sales

For the three months ended June 30, 2010, First Federal had loan securitizations and whole loan sales of approximately $49.7 million, of which $4.3 million were whole loan sales to the Federal National Mortgage Association, $37.1 million were loan securitizations to the Federal National Mortgage Association, $6.1 million were loans sales to FHLB of Boston, and $2.2 million were sales to other investors.  During the three months ended June 30, 2009, First Federal had loan sales of approximately $150.5 million of which $147.6 million were to the Federal National Mortgage Association, $2.4 million were to the FHLB of Boston, and $529 thousand were to other investors.

For the nine months ended June 30, 2010, First Federal had loan securitizations and whole loan sales of approximately $184.5 million, of which $19.9 million were whole loan sales to the Federal National Mortgage Association, $143.4 million were loan securitizations to the Federal National Mortgage Association, $6.1 million were whole loan sales to FHLB of Boston, and $15.3 million were whole loan sales to other investors.  During the nine months ended June 30, 2009, First Federal had loan sales of approximately $273.9 million of which $255.8 million were to the Federal National Mortgage Association, $11.2 million were to the FHLB of Boston, and $6.9 million were to other investors.

NOTE 15.  Share-Based Payment Arrangements

At June 30, 2010, we had several share-based payment plans for employees.  Our share-based payment arrangements are described in Item 8, Note 18 of our 2009 Form 10-K.  The total compensation cost of share-based payment plans during the three months ended June 30, 2010, was $184 thousand and $36 thousand for the three months ended June 30, 2009.

For the nine months ended June 30, 2010, total compensation expense was $287 thousand and $336 thousand for the nine months ended June 30, 2009.  Compensation cost is recognized over the vesting period on a straight line basis.

Employee Share Option Plans

At the January 25, 2007 Annual Meeting of the Shareholders, the adoption of the First Financial Holdings, Inc. 2007 Equity Incentive Plan (“2007 EIP”) was ratified.  The 2007 EIP allows the Company to issue qualified and non-qualified stock options as well as restricted stock awards and stock appreciation rights.  The 2007 EIP has 322,234 shares available for grant as option and stock appreciation right awards and 225,000 shares available for grant as restricted stock awards at June 30, 2010.

A summary of stock option activity under the employee share option plans as of June 30, 2010, and changes during the three and nine months ended June 30, 2010, is presented below.

Three months ended June 30, 2010
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	value
	Shares	Price ($)	(Years)	($000)
Outstanding at April 1, 2010	814,995	$26.02
Granted	54,748	14.15
Exercised	-	-
Forfeited or expired	(138,599)	28.67

Outstanding at June 30, 2010	731,144	$24.63	3.00	$(412)

Exercisable at June 30, 2010	489,673	$27.67	2.59	$(438)

Nine months ended June 30, 2010
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2009	841,221	$26.62
Granted	96,371	13.74
Exercised	(750)	11.72
Forfeited or expired	(205,698)	27.67

Outstanding at June 30, 2010	731,144	$24.63	3.00	$(412)

Exercisable at June 30, 2010	489,673	$27.67	2.59	$(438)

The weighted-average grant-date fair value of share options granted during the nine months ended June 30, 2010, was $6.90 and for the nine months ended June 30, 2009, was $5.83.  There were 750 share options exercised during the nine months ended June 30, 2010.  The intrinsic value of share options exercised during the nine months ended June 30, 2010 and 2009 was $3 thousand and $70 thousand, respectively.

As of June 30, 2010 and 2009, there was $1.1 million and $1.3 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years and 1.2 years, respectively, at June 30, 2010 and 2009.

Performance Equity Plan for Non-Employee Directors

Refer to Item 8, Note 18 of our 2009 Form 10-K for a description of the Performance Equity Plan for Non-Employee Directors.

NOTE 16.  Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, define fair value, established a consistent framework for measuring fair value and expand disclosure requirements about fair value measurements.  The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  ASC 820 establishes a three-level hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

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

Investment securities

Securities are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market.  This includes securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets.  Securities are generally classified within Level 2 of the valuation hierarchy when fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and include certain U.S. agency-backed mortgage products, certain asset-backed securities and municipal debt obligations.  If quoted market prices in active markets for identical assets are not available, fair values are estimated by using quoted market prices in active markets of securities with similar characteristics adjusted for observable market information.  Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs.  These securities include certain asset-backed securities, non-agency MBS and pooled trust preferred securities.  In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

The fair values for available for sale and trading securities are generally based upon market prices or market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment.  As of June 30, 2010, the Company had $12.8 million of available for sale securities.

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

To determine our pricing valuation for private label-MBS, the Company obtained fair values for similar agency products from third party pricing vendors.  We then determine an economic spread between agency and non-agency products.  A pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads.  If a private label security is rated 4 or below by a credit agency, a stress test is performed to determine if the security is other-than-temporarily impaired.

Residential mortgage servicing rights

The Company has a significant mortgage loan servicing portfolio and related residential MSRs.  MSRs represent the present value of the future net servicing fees from servicing mortgage loans.  The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.  In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinance activity.  Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity.  In the absence of observable sales, a third party evaluation that incorporates market based assumptions is used to value our MSRs and are classified as a Level 3.  MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  The Company uses various derivative instruments to mitigate the effect on the statements of operations for changes in fair value of its MSRs due to changes in valuation inputs and assumptions.  As of June 30, 2010, the Company had $10.6 million of MSRs.

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

Derivative financial instruments

The Company uses derivatives to manage various financial risks.  The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.  Derivative financial instruments are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market.  The Company mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.  In addition, certain counterparties are required to provide collateral to the Company when their unsecured loss positions exceed certain negotiated limits.  The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that the Company does not expect to fund and includes the value attributable to the net servicing fee.

Other financial instruments

Our financial instruments for which fair value approximates the carrying amount at June 30, 2010, and September 30, 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.  The fair value of investments, MBS and long-term debt is estimated based on bid prices published in financial newspapers or bid quotations received from independent securities dealers.  If listed prices or active market quotes are not readily available, fair value of investments and MBS may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data.

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

The information presented is based on pertinent information available to management as of June 30, 2010.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that time.

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2010, and September 30, 2009 (in thousands):

	As of June 30, 2010		As of September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets:
Cash and cash equivalents	$62,008	$62,008	$78,070	$78,070
Investments available for sale	12,844	12,844	13,756	13,756
Investments held to maturity	22,512	24,315	22,401	25,185
Investment in capital stock of FHLB	46,141	46,141	46,141	46,141
Mortgage-backed securities available for sale	400,774	400,774	478,980	478,980
Loans receivable, net	2,503,874	2,553,012	2,593,269	2,652,207
Liabilities:
Deposits:
Demand deposits, savings accounts and money market accounts	$1,102,937	$1,102,937	$1,026,357	$1,026,357
Certificate accounts	1,344,858	1,363,532	1,277,254	1,293,091
Advances from FHLB	478,364	509,049	492,751	520,000
Other short-term borrowings	813	626	258,813	258,647
Long-term debt	46,392	36,900	46,392	34,794

Fair Values of Level 3 Assets and Liabilities

For the three and nine months ended June 30, 2010, assets classified as Level 3 had $311 thousand and $2.6 million, respectively, in impairment losses on certain securities that were considered OTTI.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections which were modeled using a third party program.  At June 30, 2010, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At June 30, 2010, the Company had $332.0 million, or 10.0% of total assets, valued at fair value that is considered Level 3 valuations on a recurring basis using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis as of June 30, 2010, utilizing the hierarchy discussed above under the caption “Hierarchy Levels” (in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. government agency	$-	$2,088	$-	$2,088
Mortgage-backed securities	-	78,029	13,567	91,596
Collateralized mortgage obligations	-	9,149	300,029	309,178
Corporate debt and other securities	1,000	1,993	7,762	10,755
Total	1,000	91,259	321,358	413,617
Residential mortgage servicing rights	-	-	10,593	10,593
Derivative financial instruments	1,657	-	-	1,657
Total assets at fair value	$2,657	$91,259	$331,951	$425,867

Changes in Level 1, 2, and 3 fair value measurements

The table below includes changes in Level 1, 2, and 3 fair value measurements based on the Hierarchy Levels described above  The gains or losses in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology (in thousands):

For the nine months ended June 30, 2010, there were no net transfers into Level 1, 2, or 3.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. government agency	$-	$2,088	$-	$2,088
Mortgage-backed securities	-	78,029	13,567	91,596
Collateralized mortgage obligations	-	9,149	300,029	309,178
Corporate debt and other securities	1,000	1,993	7,762	10,755
Total	1,000	91,259	321,358	413,617
Residential mortgage servicing rights	-	-	10,593	10,593
Derivative financial instruments	1,657	-	-	1,657
Total assets at fair value	$2,657	$91,259	$331,951	$425,867

	As of June 30, 2010
	Level 1	Level 2	Level 3
				Residential
	Securities	Securities	Securities	mortgage
	available for	available for	available for	servicing
	sale	sale	sale	rights
Balance at September 30, 2009	$1,100	$122,815	$368,821	$11,166
Total net gains (losses) for the year included in:
Net losses included in income	-	-	(2,623)	(2,947)
Other comprehensive gain, gross	-	474	7,329	-
Purchases, sales or settlements, net	(100)	(32,029)	(52,169)	2,374
Balance at June 30, 2010	$1,000	$91,260	$321,358	$10,593

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized gain (loss) (in thousands):

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$15,030	$-	$15,030	$-
Impaired Loans, net of specific allowance	73,130	-	-	73,130
Real estate and other assets acquired in settlement of loans	12,543	-	-	12,543
Total nonrecurring basis measured assets	$100,703	$-	$15,030	$85,673

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value.  Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.  At June 30, 2010, the market value of mortgage loans held for sale exceeded the cost of these loans; therefore, no fair value adjustment was necessary.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Specific reserves for impaired loans were $18.6 million at June 30, 2010.

Real estate and other assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses.  Fair value is generally based on appraisals of the real estate or market prices for similar non real estate property and is considered to be Level 3 in the fair value hierarchy.

NOTE 17.  Business Segments

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

Segment information is shown in the tables below.  The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation (in thousands):

Three months ended June 30, 2010

		Insurance
	Banking	Activities	Other	Total
Interest income	$44,265	$21	$(5)	$44,281
Interest expense	12,389	-	663	13,052
Net interest income	31,876	21	(668)	31,229
Provision for loan losses	36,373	-	-	36,373
Other income	10,367	11	574	10,952
Commissions on insurance and other agency income	52	6,294	(55)	6,291
Non-interest expenses	23,592	5,259	2,559	31,410
Amortization of intangibles	82	149	-	231
Income tax (benefit) expense	(6,899)	352	(966)	(7,513)
Net income (loss)	$(10,853)	$566	$(1,742)	$(12,029)

Three months ended June 30, 2009

		Insurance
	Banking	Activities	Other	Total
Interest income	$51,252	$19	$(5)	$51,266
Interest expense	14,744	140	843	15,727
Net interest income	36,508	(121)	(848)	35,539
Provision for loan losses	12,367	-	-	12,367
Other income	6,072	49	316	6,437
Commissions on insurance and other agency income	63	6,520	(48)	6,535
Non-interest expenses	21,986	4,905	1,054	27,945
Amortization of intangibles	3	186	13	202
Income tax expense (benefit)	2,975	520	(653)	2,842
Net income (loss) before extraordinary item	5,312	837	(994)	5,155
Extraordinary gain	28,857	-	-	28,857
Net income (loss)	$34,169	$837	$(994)	$34,012

Nine months ended June 30, 2010

		Insurance
	Banking	Activities	Other	Total
Interest income	$137,752	$58	$(13)	$137,797
Interest expense	40,014	135	2,035	42,184
Net interest income	97,738	(77)	(2,048)	95,613
Provision for loan losses	107,615	-	-	107,615
Other income	25,625	24	1,444	27,093
Commissions on insurance and other agency income	162	19,217	(162)	19,217
Non-interest expenses	71,495	15,649	5,237	92,381
Amortization of intangibles	246	471	-	717
Income tax (benefit) expense	(22,190)	1,173	(2,156)	(23,173)
Net (loss) income	$(33,641)	$1,871	$(3,847)	$(35,617)

Nine months ended June 30, 2009

		Insurance
	Banking	Activities	Other	Total
Interest income	$138,947	$52	$(18)	$138,981
Interest expense	48,284	487	2,579	51,350
Net interest income	90,663	(435)	(2,597)	87,631
Provision for loan losses	45,602	-	-	45,602
Other income	18,762	137	1,225	20,124
Commissions on insurance and other agency income	202	18,687	(142)	18,747
Non-interest expenses	59,702	14,823	3,454	77,979
Amortization of intangibles	8	559	41	608
Income tax expense (benefit)	1,262	1,155	(1,833)	584
Net income (loss) before extraordinary item	3,053	1,852	(3,176)	1,729
Extraordinary gain	28,857	-	-	28,857
Net income (loss)	$31,910	$1,852	$(3,176)	$30,586

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, as well as other documents we file with the SEC or release to the public from time to time, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward looking statements, including, but not limited to:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

•	the accuracy of the results of our internal stress test and the assumptions we used to derive such results;

•
results of examinations of us by the OTS or the FDIC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, restrict our ability to participate in FDIC-assisted acquisitions, or affect our ability to borrow funds or maintain or increase deposits, including brokered deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital rules or other rules;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our branch expansion strategy;

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in premiums or claims that adversely affect our insurance segment;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common and preferred stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	future legislative changes in the TARP Capital Purchase Program; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2009 Form 10-K

Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

OVERVIEW

First Financial is a Delaware corporation, a savings and loan holding company and a financial holding company under the Gramm-Leach-Bliley Act.  The Company was incorporated in 1987.  We operate principally through First Federal, a federally-chartered stock savings and loan association.  Our assets were $3.3 billion as of June 30, 2010.

Based on asset size, First Federal is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the fourth largest financial institution headquartered in South Carolina.  We currently conduct business through 44 full service retail branch sales offices, 18 in-store (Wal-Mart Supercenters, Lowes Grocery Stores and a Kroger Grocery Store) retail branch sales offices, and 3 limited services branches located in the following counties: Charleston (20), Berkeley (4), Dorchester (5), Hilton Head area of Beaufort (3), Georgetown (3), Horry (16), and Florence (5) counties in South Carolina, and Brunswick (3), New Hanover (5), and Pender (1) counties in North Carolina.

Primarily we act as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowings and other funds, to originate first mortgage loans on residential properties located in our primary market areas.  We also make construction, consumer, multi-family, commercial real estate and commercial business loans and invest in mortgage-backed securities, federal government and agency obligations, and certain corporate obligations.  Through subsidiaries of First Financial or subsidiaries of First Federal, we also engage in full-service brokerage activities, property, casualty, life and health insurance sales, third party administrative services, trust and fiduciary services, reinsurance of private mortgage insurance, insurance premium financing, and 401(k) administrative activities.  Banking and insurance operations constitute reportable segments of our business operations.

First Federal is a member of the Federal Home Loan Bank System and its deposits are insured by the FDIC up to applicable limits.  First Federal is subject to comprehensive regulation, examination and supervision by the OTS and the FDIC.

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

The Company recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets.  In addition, the Company also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered OTTI.  Gains and losses related to the sale of loans and loan securitizations will continue to be a source of income to be included in mortgage banking income for the Company.

Provision for Loan Losses

The provision for loan losses has a significant impact on the Company’s results of operations.  In addition to the discussion of the provision for loan losses set forth below, refer to Item 1A-Risk Factors for additional discussion of the provision for loan losses and the allowance for loan losses.

Expenses

The expenses the Company incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages, commissions and incentives paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

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

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, FDIC and OTS assessments, insurance, office supplies, postage, telephone, network charges and other miscellaneous operating expenses.

FINANCIAL CONDITION

Selected Balance Sheet Data (dollars in thousands)

			Increase (Decrease)
	June 30, 2010	September 30, 2009	Amount	%
Cash and cash equivalents	$62,008	$78,070	$(16,062)	(20.57)%
Investment securities	482,271	561,278	(79,007)	(14.08)
Loans, net	2,503,874	2,593,269	(89,395)	(3.45)
Other assets	39,112	25,105	14,007	55.79
Total assets	3,324,344	3,510,287	(185,943)	(5.30)

Deposits	2,447,795	2,303,611	144,184	6.26
Advances from FHLB	478,364	492,751	(14,387)	(2.92)
Other short-term borrowings	813	258,813	(258,000)	(99.69)
Accounts payable and other liabilities	11,321	41,149	(29,828)	(72.49)
Total liabilities	3,000,547	3,158,638	(158,091)	(5.01)

Additional paid-in capital	195,175	185,249	9,926	5.36
Retained earnings, substantially restricted	224,871	265,821	(40,950)	(15.41)
Total stockholders' equity	323,797	351,649	(27,852)	(7.92)

Asset quality, earnings, capital growth, and liquidity are the top priorities of the Company.  Total assets decreased $185.9 million, or 5.3%, for the nine months ended June 30, 2010, primarily due to decreases in investment securities of $79.0 million and net loans of $89.4 million.  Decreases in cash and cash equivalents of $16.1 million were substantially offset by an increase in other assets of $14.0 million.  The decrease in investments was attributable to prepayments of $117.6 million somewhat offset by purchases of mortgage-backed securities of $33.3 million. The decrease in net loans for the nine months ended June 30, 2010, relates primarily to paydowns and maturities of $314.5 million, net charge-offs of $89.1 million and a higher allowance for loan losses of $18.5 million, partially offset by new loan originations  of $322.7 million.  In particular, land loans decreased $77.6 million since September 30, 2009 as these loans are a significant component of our nonperforming loans and loan charge-offs, reflecting the overall weakness in the economy and uncertainties in the residential real estate market.  Also contributing to the reduction is the foreclosures transferred to real estate owned of $9.8 million.

The increase of $18.5 million in the allowance for loan loss was related to the higher level of nonaccrual loans, charge-offs and delinquencies for residential, consumer and commercial loans, as well as the general deterioration of the portfolio’s credit quality.  Nonaccrual loans and net charge-offs for residential and consumer loans increased $11.0 million and $18.8 million, respectively, during the nine months ended June 30, 2010.  Delinquencies for residential and consumer loans decreased $3.1 million at June 30, 2010 as compared to September 30, 2009.  Nonaccruals, charge-offs, and delinquencies for commercial loans increased $21.3 million, $13.2 million and $866 thousand, respectively, during this same nine month period, primarily related to continued deteriorating economic conditions, and significant declines in collateral values and borrower financial conditions during the period.  Nonaccrual loans and charge-offs for land loans increased $19.4 million and $37.9 million, respectively, for the nine months ended June 30, 2010.  Delinquent land loans other than nonaccrual land loans decreased $7.2 million during the nine month period ended June 30, 2010.

Other assets increased $14.0 million, primarily due to the prepayment of three years of FDIC deposit insurance assessment fees, which had an unamortized balance of $12.2 million at June 30, 2010.

Total liabilities decreased $158.1 million, or 5.0%, for the nine months ended June 30, 2010 driven by repayments of short-term borrowings of $258 million.  This decline in other short term borrowings was substantially funded by the increase in deposit account balances.  Non-interest and interest-bearing checking accounts increased $65.1 million, savings and money market accounts increased $11.4 million and certificates of deposit increased $67.6 million.  The increases in deposits are primarily a result of ongoing marketing programs and certain promotional products, primarily certificates of deposit (‘CDs”), offered during the period. The Company competitively prices its deposit accounts to both attract deposits and maintain its net interest margin.

Stockholders’ equity decreased $27.9 million during the nine months ended June 30, 2010. Additional paid-in capital increased $9.9 million primarily due to the sale of Company common stock through the exercise of the over-allotment option exercised by the underwriters of the Company’s public offering of common stock completed in October 2009.  In addition the after tax effect of net unrealized gains on securities available for sale totaled $3.2 million. These increases were offset primarily by the decrease in retained earnings of $41.0 million related to dividend payments and the net loss for the nine months ended June 30, 2010.

The Company’s thrift subsidiary, First Federal, was considered “well capitalized” for regulatory purposes at June 30, 2010.  See “-Regulatory Capital” below.

Capital

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

Regulatory Capital

Under current OTS regulations, savings associations such as First Federal must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital.  Savings associations must meet all of the standards in order to comply with the capital requirements.  At June 30, 2010, First Federal was categorized as “well capitalized” under the Prompt Corrective Action regulations adopted by the OTS.  On December 16, 2009, the FDIC finalized the regulatory capital rule related to FASB ASC 860, Accounting for Transfers of Financial Assets, and FASB ASC 810, Amendments to FASB Statement No. 140.  First Federal is required to comply with the new rules for the quarter ended December 31, 2010.  The Company is evaluating the impact on First Federal’s capital ratios.

The following table summarizes the capital requirements for First Federal as well as its capital position at June 30, 2010 (dollars in thousands):

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Core capital (to Total Assets)	$277,355	8.46%	$131,148	4.00%	$163,934	5.00%
Tier I capital (to Risk-based Assets)	277,355	11.19	98,597	4.00	147,895	6.00
Risk-based capital (to Risk-based Assets)	307,026	12.46	197,193	8.00	246,492	10.00

For a complete discussion of capital issues, refer to “Capital Requirements” and “Limitations on Capital Distributions” in our 2009 Form 10-K.

Lending

Gross loans decreased $70.9 million between September 30, 2009, and June 30, 2010, primarily as a result of year-to-date principal repayments and maturities of $314.5 million and loan charge-offs of $89.1 million, which were mostly offset by net loan production of $322.7 million during the period.  Overall loan demand remains slow, although the Company has experienced growth in residential one-to-four family mortgages, home equity, and manufactured housing loans during the nine months ended June 30, 2010.  The increases in gross residential mortgages of $47.8 million were primarily driven by the low interest rate environment, federal home buyer credits, and the Company’s decision to retain certain mortgages with a fifteen year term to maturity.  Offsetting these increases were decreases primarily in land, construction, business loans, and marine loans, coupled with the other consumer loan portfolios related to low demand, paydowns, and charge-offs in these categories.

Our largest concentration of loans is in the residential (1-4 family) market.  Most of our residential and business loans are with customers located within the coastal counties of North and South Carolina, and in Florence County, South Carolina.

Our manufactured housing lending program includes the states of South Carolina, Alabama, Florida, Georgia, Tennessee, Virginia, North Carolina, and Mississippi.  Approximately 61% of our manufactured housing portfolio consists of loans originated in South Carolina.  Our manufactured housing loan portfolio was 10.20% of the gross loan portfolio at June 30, 2010, compared to 9.17% of the gross loan portfolio at September 30, 2009.  Manufactured housing lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.  However, the loans in this portfolio have performed well as demonstrated by the relatively low past due ratios with total delinquencies and nonaccruals for manufactured housing at June30, 2010 and September 30, 2009 being 2.34% and 2.20%, respectively.  The average coupon on the manufactured housing loan portfolio at June 30, 2010, was 9.19% compared to 9.28% at September 30, 2009.

Asset Quality

National credit conditions have reached historical high credit costs from the extraordinary low cost levels in past years.  The markets in which we operate are not immune from these conditions and have impacted our delinquencies, nonaccrual loans, and charge-offs.  The increasing trends in delinquencies, nonperforming assets and charge-offs we have experienced over the past two fiscal years has warranted the increase in the provision for loan losses, which has resulted in a loan loss reserve to gross loan balance ratio of 3.36% as of June 30, 2010, as compared to 2.57% at September 30, 2009.

We maintain ongoing loan quality monitoring processes that require detailed monthly and quarterly analyses of delinquencies, nonperforming loans, real estate owned and other repossessed assets.  Reports of such loans and assets by various categories are reviewed by management and the Board of Directors of First Federal.  As a part of our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored.  Management continues to monitor and update reviews of the loan portfolios to determine where risk mitigation efforts can be deployed to assist in preventing or mitigating future losses.

In addition to the ongoing reviews, during this fiscal year we have performed targeted reviews of the higher risk sectors of the portfolio, considered by management as commercial land, acquisition/development and commercial real estate and commercial business loans in excess of $1 million.  These targeted reviews, as with all our loan reviews, focus on identification of losses as they occur and then appropriately charging-off or reserving for the loss.  During these targeted reviews, we identified significant deterioration in our collateral values, in particular in the coastal markets, which have occurred during this fiscal year.  In addition, we have determined that the financial condition of our borrowers in many instances has deteriorated due in part to the prolonged nature of the recession, thus limiting their abilities to continue to service their debt or to carry their obligations to full term.  Loans are classified as non-accruing when uncertainty exists about the ultimate collection of principal and interest under the original terms.  The targeted reviews were completed as of June 30, 2010 and management continues with the ongoing loan monitoring processes.

Total delinquencies and loans that were past due 30-89 days, and which were not otherwise on nonaccrual status, as of June 30, 2010, and September 30, 2009, totaled $25.6 million and $35.4 million, respectively.  The following table presents by loan category the delinquent balance and percentage delinquent to the gross loan balance for each category:

Composition of Delinquent Loans
(in thousands)
	June 30, 2010	% of category gross loans	September 30, 2009	% of category gross loans
Real estate - residential mortgages (1-4 family)	$8,622	0.86%	$13,603	1.43%
Real estate - residential construction	-	-	662	1.61
Commercial secured by real estate including multi-family	4,158	0.95	4,249	0.98
Real estate - commercial construction	-	-	-	-
Commercial business loans	1,543	1.79	586	0.61
Land	2,049	0.92	9,242	3.08
Home equity loans	5,320	1.34	2,231	0.57
Manufactured housing loans	2,992	1.13	3,132	1.28
Credit cards	306	1.69	103	0.59
Marine loans	425	0.62	811	1.06
Other consumer loans	221	0.49	793	1.49
	$25,636	0.99%	$35,412	1.33%

During the nine months ended June 30, 2010, the improvement in delinquencies, in particular in land and residential mortgage categories, resulted from a combination of collections efforts and the migration of loans to nonaccrual status and charge-off.

Nonperforming loans increased $51.7 million to $132.2 million at June 30, 2010, from $80.6 million at September 30, 2009.  Nonperforming loan balances at June 30, 2010, include $49.2 million of loans less than 89 days past due but deemed uncollectible under the original contractual terms.  The following table presents the composition of the nonperforming loans as of June 30, 2010, and September 30, 2009:

Composition of Nonperforming  Loans
(in thousands)
	June 30, 2010	September 30, 2009
Real estate - residential mortgages (1-4 family)	$29,019	$19,820
Real estate - residential construction	2,256	4,448
Commercial secured by real estate including multi-family	23,917	6,795
Real estate - commercial construction	3,481	2,284
Commercial business loans	3,706	678
Land	57,807	38,438
Home equity loans	8,531	5,466
Manufactured housing loans	3,189	2,280
Marine loans	136	142
Other consumer loans	16	81
Total Nonaccrual Loans	132,058	80,432
Accruing Loans 90 days or more delinquent	170	121
Total Nonperforming Loans	$132,228	$80,553

The Company’s regular loan review process includes analysis of modifications on commercial loans greater than $500 thousand and on homogenous loans greater than $200 thousand.  A loan is considered to be a troubled debt restructuring (“TDR”) when the debtor is experiencing financial difficulties and the Company provides concessions such that First Federal will not collect all principal and interest in accordance with the original terms of the loan agreement.  The Company determined that in all material respects, there was no impairment resulting in a troubled debt restructuring for the debtor for which a specific allowance for loan loss has not been established or an appropriate charge-off recorded.  Loans determined to be a TDR are considered impaired and included in the above table.

Nonaccrual loans of $61.2 million, or 46.0% of total nonaccrual loans, are primarily concentrated in the Charleston tri-county area; $34.6 million, or 26.3% of total nonaccrual loans, in the Horry and Georgetown County areas; and, $12.8 million, or 9.9% of nonaccrual loans, in the greater Wilmington, NC area.  The remaining $23.5 million, or 17.8% of nonaccrual loans, are spread throughout our other market areas.  Included in nonaccrual loans at June 30, 2010, are $9.4 million of covered assets under the FDIC loss share agreement.  Exclusive of these covered assets, the allowance for loan losses as a percent of non-covered problem loans would be 66.3% at June 30, 2010.  At September 30, 2009, nonaccrual loans included $538 thousand of loans covered by the FDIC loss share agreement.

The following table provides information about total problem assets and other asset quality indicators as of June 30, 2010 and September 30, 2009 (dollars in thousands):

	June 30, 2010	September 30, 2009
Nonaccrual loans	$132,058	$80,432
Accruing loans 90 days or more delinquent	170	121
Real estate and other assets acquired in the settlement of loans	12,543	22,002
Nonperforming assets	$144,771	$102,555

As a percent of loans receivable, net and real estate and other assets acquired in the settlement of loans	5.75%	3.92%
As a percent of total assets	4.35%	2.92%
Allowance for loan losses as a percent of problem loans	65.75%	85.00%

Real estate owned (“REO”) and other repossessed assets decreased $9.5 million from $22.0 million at September 30, 2009, to $12.5 million as of June 30, 2010.  Total REO at June 30, 2010, included $4.1 million of assets covered by the FDIC loss share agreement.  During the nine months ended June 30, 2010, the Company foreclosed on 71 properties and other repossessed assets totaling $12.7 million, and sold a total of 64 properties and other repossessed assets for proceeds of $19.2 million at a net loss of $1.9 million.  In addition, during the nine months ended June 30, 2010, there was $3.0 million in write-downs and other valuation changes related to REO and other repossessed assets.

Real Estate and Other Assets Acquired in Settlement of Loans
	Other Real Estate Owned	Other Repossed Assets	Total
Balance September 30, 2009	$20,887	$1,115	$22,002

YTD Additions	10,145	2,586	12,731

Additional write-downs	(2,768)	(200)	(2,968)

YTD Sales	(16,649)	(2,573)	(19,222)

Balance June 30, 2010	$11,615	$928	$12,543

The following table is a detail of net charge-offs, which does not include net charge-offs related to non-performing covered assets under the loss sharing agreement with the FDIC, for the three and nine months ended June 30, 2010 and 2009:

Composition of Net Charge-Offs
(in thousands)	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Real estate - residential mortgages (1-4 family)	$5,801	$231	$10,949	$474
Real estate - residential construction	907	2,010	2,810	3,314
Commercial secured by real estate including multi-family	2,307	35	10,460	154
Real estate - commercial construction	1,264	-	2,216	-
Commercial business loans	1,980	946	3,660	2,730
Land	13,153	3,595	42,122	4,238
Home equity loans	4,966	1,154	10,894	2,770
Manufactured housing loans	950	717	2,333	1,819
Credit cards	187	214	706	585
Marine loans	401	383	1,634	1,845
Other consumer loans	243	205	1,359	1,296
	$32,159	$9,490	$89,143	$19,225

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

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio.  The factors that are considered in a determination of the level of the allowance are our assessment of current economic conditions, the composition of the loan portfolio, previous loss experience on certain types of credit, a review of specific high-risk sectors of the loan portfolio and selected individual loans, and concentrations of credit.  The value of the underlying collateral is also considered during such reviews.  This process provides an allowance consisting of two components: allocated and unallocated, as appropriate.  To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually and on a pooled basis.  The result of the allocation may determine that there is no unallocated portion.

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

In addition to being used to categorize risk, First Federal’s internal seven-point risk rating system is an integral component of the determination of the allocated allowance for the loan portfolio.  For loans rated pass, reserve factors based on the actual loss history for a three-year period, are assigned by major loan category.  All other loans receive a higher rating based on the category of risk that has been assigned to each loan.  In addition, qualitative factors are assigned to pass rated loans.  Qualitative factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends, credit policies and internal factors, and general economic conditions, including job growth and unemployment rates.  Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates.

If not otherwise allocated, an unallocated component of the allowance may exist to mitigate the imprecision inherent estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance.  The relationship of the unallocated component to the total allowance may fluctuate from period to period.  As of June 30, 2010, management has allocated the allowance to specific loan categories and as a result there is not currently an unallocated component of the allowance.

A committee consisting of members of lending management, credit administration and accounting and finance management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the adequacy of the allowance.  The Company utilizes an external firm to review the loan quality and reports the results of its reviews to executive management on a quarterly basis.  Such reviews also assist management in validating the risk rating methodology and supporting the level of the allowance.

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

The OTS examines First Federal periodically and, as part of its examinations the allowance is reviewed for adequacy utilizing specific regulatory guidelines.  Based upon its review, the regulators may from time to time require reserves in addition to those previously provided.

The allowance for loan losses totaled $86.9 million, or 3.36%, of gross loan balances outstanding at June 30, 2010, and $68.5 million, or 2.57%, of gross loan balances outstanding at September 30, 2009.  Excluding the effect of the covered assets, the allowance for loan losses would be 3.65% and 2.83% of gross non-covered loans at June 30, 2010 and September 30, 2009, respectively.  During the nine months ended June 30, 2010, we increased the allowance through charges to the provision for loan losses by $107.6 million in connection with increases in certain types of classified loans, changes in the growth and composition of the loan portfolio, changes in the risk ratings of loans in the portfolio, and the level of charge-offs.

During recent quarters, our allowance for loan losses as a percent of gross loan balances has trended upward as noted above while the allowance as a percent of nonperforming loans has trended downward.  The ratio of the allowance to nonperforming loans, which is comprised of nonaccrual loans and accruing loans 90 days or more delinquent, was 65.8% at June 30, 2010 compared to 85.0% at September 30, 2009.  Excluding covered assets on nonaccrual status, the coverage ratio of the allowance to non-covered nonperforming loans would be 70.8% and 85.6% at June 30, 2010 and September 30, 2009, respectively.  While this ratio has declined, management believes that the allowance for loan losses is adequate to provide for estimated probable losses in our loan portfolio at each period end based on the analysis performed and quantification of potential loss in the portfolio relative to factors known.  The primary factor in the decrease in the ratio of allowance to nonperforming loans is that the current market conditions and new factual information on the loans resulting from updated appraisals indicating lower collateral values and a deterioration in borrowers’ financial condition based on current financial statements and global cash flow analysis have necessitated placing loans on nonaccrual status which had not yet reached 90 days past due, but are deemed not fully collectible in accordance with contractual terms.  These loans, totaling $49.2 million at June 30, 2010, had previously been appropriately considered in the allowance, but were not categorized as “nonperforming loans” until placed on nonaccrual.  Our allowance for loan losses model properly included these loans based on the facts known at each balance sheet date and calculated an estimated reserve based on those facts at the time. The allowance was considered adequate at both June 30, 2010 and September 30, 2010.

The following table sets forth the changes in the allowance for loan losses for the quarterly and year to date periods presented (dollars in thousands).
	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of period	$82,731	$51,622	$68,473	$28,122
Loans charged-off:
Real estate - residential mortgages (1-4 family)	(6,015)	(347)	(11,349)	(615)
Real estate - residential construction	(1,260)	(2,028)	(3,196)	(3,333)
Commercial secured by real estate including multi-family	(2,308)	(35)	(10,467)	(154)
Real estate - commercial construction	(1,264)	-	(2,216)	-
Commercial business loans	(1,999)	(974)	(4,032)	(2,802)
Land	(14,123)	(3,597)	(43,890)	(4,239)
Home equity loans	(4,992)	(1,153)	(11,099)	(2,770)
Manufactured housing loans	(1,111)	(639)	(2,588)	(1,823)
Credit cards	(191)	(216)	(724)	(614)
Marine loans	(524)	(441)	(1,918)	(1,988)
Other consumer loans	(331)	(354)	(1,599)	(1,560)
Total charge-offs	(34,118)	(9,784)	(93,078)	(19,898)
Recoveries:
Real estate - residential mortgages (1-4 family)	215	115	400	142
Real estate - residential construction	353	23	385	24
Commercial secured by real estate including multi-family	1	-	7	-
Commercial business loans	18	27	372	72
Land	971	1	1,768	1
Home equity loans	26	-	205	-
Manufactured housing loans	161	30	255	112
Credit cards	4	3	19	30
Marine loans	122	59	284	143
Other consumer loans	88	36	240	149
Total recoveries	1,959	294	3,935	673
Net charge-offs	(32,159)	(9,490)	(89,143)	(19,225)
Provision for loan losses	36,373	12,367	107,615	45,602
Balance, end of period	$86,945	$54,499	$86,945	$54,499
Balance as a percent of gross loans:	3.36%	2.05%	3.36%	2.05%
Annualized net charge-offs as a percent of average gross loans:	4.94%	1.44%	4.51%	1.03%

The following table set forth the allocation of the allowance by loan category at the dates indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category (in thousands).

	June 30, 2010	September 30, 2009
Allowance for loan losses applicable to:
Real estate - residential mortgages (1-4 family)	$14,211	$3,528
Real estate - residential construction	982	2,688
Commercial secured by real estate including multi-family	17,227	11,305
Real estate - commercial construction	1,154	1,931
Commercial business loans	6,759	4,585
Land	23,930	30,709
Home equity loans	12,795	4,687
Manufactured housing loans	4,133	3,502
Credit cards	1,233	1,056
Marine loans	2,884	2,783
Other consumer loans	1,637	1,699
Unallocated	-	-
Total	$86,945	$68,473

Deposits

Our deposit composition at the indicated dates is as follows (dollars in thousands):

	June 30, 2010		September 30, 2009
	Balance	% of Total	Balance	% of Total
Noninterest-bearing checking	$207,196	8.46%	$190,159	8.25%
Interest-bearing checking	385,738	15.76	337,636	14.66
Savings	163,468	6.68	154,342	6.70
Money market	346,535	14.16	344,220	14.94
Retail Certificates of Deposit	977,493	39.93	1,032,222	44.81
Wholesale Cerificates of Deposit	367,365	15.01	245,032	10.64
Total deposits	$2,447,795	100.00%	$2,303,611	100.00%

Deposits increased $144.2 million during the nine months ended June 30, 2010.  Noninterest-bearing checking accounts and interest-bearing checking accounts increased $17.0 million and $48.1 million, respectively.  Savings and money market accounts increased $9.1 million and $2.3 million, respectively.  Increases in transaction accounts are due in part to ongoing product promotions during the period.  Certificates of Deposit (“CDs”) increased $67.6 million, due primarily to higher Certificate of Deposit Account Registry Service (“CDARS”) and other brokered CDs of $59.0 million and $63.4 million, respectively, partially offset by decreases in retail CDs of $54.7 million related in part to maturities of higher priced CDs from the Cape Fear acquisition in April 2009.  The addition of wholesale CDs was driven by lower pricing on brokered funds and asset-liability management strategies.

Treasury Activities

The treasury function of the Company manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk and liquidity risk, and optimizing capital utilization.  In managing the investment portfolio to achieve its stated objective, the Company invests predominately in U.S. Treasury and Agency securities, MBS, asset-backed securities including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s Asset Liability Committee (“ALCO”) and the Investment Committees, which also reviews all investment and funding transactions.  ALCO activities are summarized and reviewed quarterly with the Company’s Board of Directors.

At June 30, 2010, the investment securities portfolio, consisting of MBS, obligations of U.S. government agencies, state and municipal obligations, corporate debt securities, and FHLB stock, totaled $482.3 million, or 14.5% of total assets, compared to $561.3 million, or 16.0% of total assets, at September 30, 2009.  The portfolio decreased $79.0 million from the level at fiscal year-end 2009, primarily because MBS purchases of $33.3 million were less than repayments on MBS of $117.6 million.  Purchases were slow during this period due to a lack of availability of quality securities in block sizes, structure and yields that meet our investment objectives.

Our borrowings composition at the indicated dates is as follows (dollar amounts in thousands):

	June 30, 2010		September 30, 2009
	Balance	% of Total	Balance	% of Total
FHLB advances	$478,364	91.02%	$492,751	61.76%
Bank line of credit	-	-	28,000	3.51
Federal Reserve Bank	-	-	230,000	28.82
Junior subordinated debt	46,392	8.83	46,392	5.81
Other	812	0.15	813	0.10
Total Borrowings	$525,568	100.00%	$797,956	100.00%

At June 30, 2010, all Federal Reserve Bank borrowings and the bank line of credit had been paid off.  The reduction in borrowings was a direct result of lower funding needs in general due to reductions in assets, combined with a shift in funding sources as deposits increased.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  For retail customers, loan commitments are generally lines of credit secured by residential property.  At June 30, 2010, commercial and retail loan commitments totaled $17.7 million.  Standby letters of credit, which are conditional commitments to guarantee performance, totaled $1.6 million at June 30, 2010.  Unused business, personal, and credit card lines totaled $390.3 million at June 30, 2010.

Derivatives

We record derivatives at fair value, as either assets or liabilities, on the Condensed Consolidated Statements of Condition.  Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument.  The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.  See Note 13 in the Notes to Condensed Consolidated Financial Statements.

Liquidity

An important component of the Company’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors.  Our desired level of liquidity is determined by management in conjunction with ALCO of First Federal and officers of other affiliates.  The level of liquidity is based on management’s strategic direction, commitments to make loans and the Committee’s assessment of First Federal’s ability to generate funds.  Management believes the Company and First Federal have sufficient liquidity to meet future funding needs.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, Federal Funds lines of credit, other short term borrowings, principal repayments on loans and MBS, securities sold under agreements to repurchase, the sale of loans and securities, and brokered CDs.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

At June 30, 2010, excluding cash and cash equivalents, the Company had a $608.9 million available liquidity, or 18.6% of total assets, to meet future funding needs, which included $35 million in available federal funds lines and $75.3 million of the Company’s investment portfolio which was not pledged or otherwise encumbered and was thus immediately saleable.  As an alternative to asset sales, the Company has the ability to pledge assets to raise funds through secured borrowings. At June 30, 2010, First Federal had an additional secured borrowing capacity  of $273.0 million available at the FHLB, which is net of adjustments for additional lendable collateral and offsetting availability resulting from revised loan level reporting which were effective during the quarter.

First Federal’s use of FHLB advances is limited by the policies of the FHLB.  Other sources of collateral, such as unpledged investments and MBS, are available to pledge to the FHLB should deposit cash flows and other funding be reduced in any given period.  Should First Federal so desire, it may request additional availability at the FHLB, subject to standard lending policies in effect at the FHLB.  Certain portions of the advances are subject to being called at the option of the FHLB of Atlanta, which are as follows: $183.0 million callable in fiscal 2010, with a weighted average rate of 4.06%; and $50.0 million callable in fiscal 2011, with a weighted average rate of 3.476%.  Call provisions are more likely to be exercised by the FHLB when market interest rates rise.  If called, we have the option to convert to an adjustable rate advance.

The Company had excess collateral held at the Federal Reserve Bank to obtain additional funding of $225.6 million.  The Company also employs unsecured funding sources such as federal funds lines and brokered CDs.  At June 30, 2010, the Company had $35 million in available federal funds lines.  At that date, there was $367.4 million of brokered CDs outstanding that included CDARs account balances of $135.3 million.

The following table summarizes future contractual obligations (dollars in thousands):

	As of June 30, 2010
	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificate accounts	$948,207	$248,074	$72,704	$73,235	$2,638	$1,344,858
Borrowings*	85,000	85,000	1	75,010	280,194	525,205
Contracts	2,911	2,544	630	-	-	6,085
Operating leases	2,504	2,329	2,115	2,838	4,056	13,842
Total contractual obligations	$1,038,622	$337,947	$75,450	$151,083	$286,888	$1,889,990

*This table does not include the fair market value adjustment on the acquired Cape Fear Bank FHLB advances of $364 thousand.

During the nine months ended June 30, 2010, we experienced a net cash inflow from investing activities of $68.8 million.  The total inflow consisted principally of repayments on MBS available for sale of $117.6 million and proceeds from the sales of real estate owned and other repossessed assets of $17.3 million.  These cash inflows were somewhat offset by purchases of MBS available for sale of $33.3 million and net loan originations of $26.7 million.  We experienced a cash inflow of $39.4 million from operating activities and a cash outflow of $124.3 million from financing activities.  Financing activities consisted principally of decreases in other borrowings of $258.0 million offset somewhat by increases in FHLB advances of $14.4 million, an increase in deposits of $76.6 million, an increase of $67.6 million in CDs and proceeds from the issuance of common stock of $9.2 million.

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
.
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

As of June 30, 2010, management believes that there have been no significant changes in market risk from what was previously disclosed in our 2009 Form 10-K, with the exception of the interest rate risk discussion below.

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

Management continually monitors basis risk such as Prime/LIBOR spread, and asset/liability mismatch.  Basis risk exists as a result of having much of the Company’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve.  Historically, the various pricing indices and yield curves have been highly correlated; however, some of these relationships have moved outside of their normal boundaries.  As an example, the spread between Prime and 1-Month LIBOR moved in a range between 263 basis points and 293 basis points for the two years ended December 31, 2007 – a difference of 30 basis points from high to low.  In contrast, for the period from December 31, 2007 to June 30, 2010, the Prime/LIBOR spread posted a low of negative nine basis points at October 10, 2008, and a high of 344 basis points at March 17, 2008 – a range of 353 basis points. Such volatility in the Prime/Libor basis has diminished somewhat thus lowering the uncertainty to the modeling of interest rate risk. For the period December 2009 through June 2010, the spread between LIBOR and the prime interest rate has varied 12 basis points from a high of 353 basis points in December 2009 to 290 basis points in at June 30, 2010.

The Company originates loans, and purchases investment securities in which the underlying assets are residential mortgage loans subject to prepayments.  Both of these types of assets are subject to principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions.  Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments.  The prepayment rates form the basis for income recognition of premiums or discounts on the related assets.  Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin.  Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin.  This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.”  The modeled scenarios begin with a base case in which rates are unchanged and include parallel and non-parallel rate shocks.  The non-parallel shifts include yield curve flattening scenarios.  The results of these shocks are measured in two forms:  first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity.  In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost/benefit of hedging strategies.

In addition to regulatory calculations, we perform additional analyses assuming that interest rates increase or decrease by specified amounts in equal increments over the next four quarters.  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and various cash flows and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.  The table below shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario, which assumes interest rates stay at June 30, 2010 levels.

The table below reflects the sensitivity of net interest income to changes in interest rates assuming a 12 month ramp in interest combined with internal business metric assumptions of new business activity included in the current business plan and assumptions of changes in product pricing relative to rate changes based on forward rate curve projections.

Estimated % Change in
Rate Change	Net Interest Income Over 12 Months
2.00%	(1.01)%
1.00	(0.49)
Flat (Base Case)
(1.00)	0.25

Our ALCO establishes policies and monitors results to manage interest rate sensitivity.  We utilize measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period, including modeling that includes and excludes loan prepayment assumptions.  Particular assets and liabilities are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing.  Asset/liability modeling is performed to assess varying interest rate and balance mix assumptions.

The following table is a summary of our one-year dynamic gap at June 30, 2010 (in thousands):

June 30, 2010
Interest-earning assets maturing or repricing within one year	$1,337,295
Interest-bearing liabilities maturing or repricing within one year	1,346,660
Cumulative gap	$(9,365)

Gap as a percent of total assets	(0.28)%

Our dynamic gap position at June 30, 2010, which considers expected prepayments of loans and MBS, results in $1.337 billion in interest-earning assets that will reprice and $1.347 billion in interest-bearing liabilities that will reprice, resulting in a negative one-year gap position of ($9.4) million, or (0.28%) of total assets.  At September 30, 2009, the dynamic gap was a positive $191.3 million or 5.45% of total assets.  The change in the dynamic position primarily related to home equity lines of credit which are currently at a floor of 6.00%, which based on the current interest rate forecast, are not projected to reprice for a 13 to 24 month period.  This change in repricing period as compared to September 2009 is related to updated estimates of future rate increase timing and speed.  The above table does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the above numbers are our estimates of prepayments of fixed-rate loans and MBS in a one-year period and our expectation that under current interest rates, certain advances of the FHLB will not be called.  Also included in the above table are our estimates of core deposit decay rates.  Based on recent studies, changes in assumed decay rates have shortened certain liabilities such as checking and money market accounts.

We are fairly interest rate neutral, with only a slightly negative gap, as demonstrated above; a rise in market interest rates will have a negative effect on net interest income.  The opposite would generally occur when an institution has a positive gap position in that rising rates would lead to increases in net interest income. A negative gap would suggest that net interest income would increase if market interest rates declined.

RESULTS OF OPERATIONS

For Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Financial Highlights

The Company reported a net loss of ($12.0) million for the quarter ended June 30, 2010, compared to net income of $5.2 million before extraordinary item for the quarter ended June 30, 2009. The extraordinary gain, resulting from the acquisition of Cape Fear Bank recorded in the June 2009 quarter, was $28.9 million, net of tax of $18.8 million.  Cape Fear’s impact to the consolidated results during the quarter ended June 30, 2009 included $6.1 million in net interest income, $2.0 million in non-interest expense, $2.4 million in income before extraordinary gain, and $28.9 million in extraordinary gain. Basic and diluted earnings per share before extraordinary item were a loss of ($0.73) for the quarter ended June 30, 2010, compared to $0.44 for the quarter ended June 30, 2009.

An increase in the provision for loan loss of $24.0 million from the prior year quarter, due to higher levels of nonperforming assets and loan charge-offs, was the primary reason for the ($12.0) million net loss for the quarter ended June 30, 2010, compared to net income of $5.2 million before extraordinary item for the quarter ended June 30, 2009.  For the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, net interest income decreased $4.3 million primarily due to decrease in interest income resulting from lower loan volume and yields earned on interest earning assets, partially offset by a decrease in interest expense due to lower interest rates on deposits and decrease in outstanding borrowings. Non-interest income increased $4.3 million, primarily due to an increase in mortgage banking income of $1.5 million and final settlement with the FDIC related to securities not purchased in the Cape Fear acquisition totaling of $1.5 million.  Non-interest expense increased $3.5 million, primarily due to increases in salary and benefits expense of $3.4 million related to acquisitions, new executive officers and expansion of the wealth management and correspondent mortgage departments during the period, a $488 thousand increase in legal and professional fees and a $628 thousand increase in premium deficiency reserves at First Southeast Reinsurance, partially offset by lower FDIC insurance deposit expense due to a special assessment charged in May of 2009.

The Company’s return on average assets and return on average equity were (1.43%), and (14.54%), respectively, for the quarter ended June 30, 2010, compared to 0.57%, and 7.16% respectively, for the quarter ended June 30, 2009.

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

	Three Months Ended June 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,617,584	5.74%	$2,778,765	6.08%
Mortgage-backed securities	409,029	5.33	542,307	6.15
Investments and other interest-earning assets	165,586	3.30	106,698	3.19
Total interest-earning assets	$3,192,199	5.56%	$3,427,770	6.00%

Deposits	$2,449,730	1.34%	$2,343,384	1.62%
Borrowings	547,729	3.56	889,257	2.77
Total interest-bearing liabilities	$2,997,459	1.75%	$3,232,641	1.94%

Interest spread		3.82%		4.06%
Net interest margin		3.92%		4.16%

For the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, the net interest margin decreased to 3.92% from 4.16%.  The average balance of interest earning assets decreased $235.6 million, with loans accounting for $161.2 million of the decrease related to slow growth, paydowns and charge-offs. The decrease in market interest rates coupled with the increase in the nonaccrual loans accounted for the 34 basis point rate decrease in average rate on loans.

The decrease in the average MBS balance was primarily due to repayments, partially offset by purchases and the investment securities acquired in conjunction with the purchase of Cape Fear Bank.  The increase in the average balance of investments and other interest-earning assets between the June 30, 2009 quarter and the comparable quarter of 2010 was primarily due to the addition of the FDIC indemnification asset from the Cape Fear Bank acquisition with a smaller impact from the addition of Cape Fear Bank investments.  The increase in the average yield on investments and other interest-earning assets of 11 basis points was primarily attributable to the accretable interest income associated with the FDIC indemnification asset.  The decline in average rate on MBS was related to lower yields on new MBS purchases combined with run-off of higher yielding MBS investments.  In addition, we experienced lower discount amortization during the three months ended June 30, 2010, as compared to the same period last fiscal year.

The increase in the average deposit balance was primarily attributable to the Cape Fear Bank acquisition, with offsetting maturities and roll-offs of deposits, primarily in CDs.  On April 10, 2009, we acquired $306 million in total deposits from Cape Fear.  The decrease in the deposit rate of 28 basis points was primarily due to new and renewing deposits at current lower market interest rates.

The decrease in average borrowings between the June 30, 2010 quarter end and the June 30, 2009 balance was primarily a result of paying off borrowings from the Federal Reserve Bank and the JPMorgan Chase line of credit as well as reductions on FHLB advances as funding needs declined between the two periods.  The 79 basis point increase in the borrowings rate was primarily due to the repayment of $345 million in Federal Reserve borrowings costing 25 basis points.  The current Federal Reserve rate has increased to 75 basis points and short term funds are available from other sources at lower rates, from 45 to 50 basis points.

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

	Three Months Ended June 30, 2010 versus 2009
	Volume	Rate	Total
Interest income:
Loans	$(1,906)	$(2,701)	$(4,607)
Mortgage-backed securities	(1,883)	(1,000)	(2,883)
Investments and other interest-earning assets	231	274	505
Total interest income	(3,558)	(3,427)	(6,985)
Interest expense:
Deposits	605	(1,873)	(1,268)
Borrowings	(2,880)	1,473	(1,407)
Total interest expense	(2,275)	(400)	(2,675)
Net change in net interest income	$(1,283)	$(3,027)	$(4,310)

Provision for Loan Losses

The provision for loan losses increased $24.0 million to $36.4 million for the quarter ended June 30, 2010, compared to $12.4 million for the same quarter a year ago.  The current quarter provision for loan losses can be attributed to the increase in net charge-offs, increase in classified loans, change in risk rating of loans in the portfolio, higher levels of nonperforming loans, continued deterioration of collateral valuations and borrowers financial condition and the increase in economic uncertainties in the markets we serve.

For the quarter ended June 30, 2010, net charge-offs were $32.2 million, or 4.94% annualized, of average loans, compared to $9.5 million, or 1.44% annualized, of average loans in the quarter ended June 30, 2009. The increase in net charge-offs was primarily experienced during the quarter in the commercial loan portfolio, specifically commercial real estate and land loans.  Increases were also experienced during the quarter in the residential mortgage and home equity loan portfolios.  The increases were driven by the continued deterioration of collateral values and borrowers’ financial condition resulting in losses incurred during the quarter as determined through our ongoing loan monitoring processes.  In addition to our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored and appropriate reserves or charge-offs required are recognized.  Finally, during this quarter, we have completed additional targeted reviews, an enhancement to our normal ongoing review process, of the higher risk sectors of the portfolio, considered by management as commercial land, acquisition/development loans, and commercial real estate and commercial business loans in excess of $1 million.  These targeted reviews, as with all our loan reviews, focus on identification of losses as they occur and appropriately charging-off or reserving for the loss in that period.

Non-Interest Income

Total non-interest income increased $4.3 million to $17.2 million for the quarter ended June 30, 2010, as compared to $13.0 million for the quarter ended June 30, 2009.  Mortgage banking income increased $1.5 million as a result the positive performance of hedges in place during the period which offset losses on loan securitizations and lower origination volume in the current quarter compared to the comparable quarter of the prior year.  Service charges and fees on accounts increased $421 thousand, primarily due to an increase in debit card transaction volume, partially offset by a decrease in overdraft charges.  Insurance revenues decreased $244 thousand primarily as a result of the level of contingent commission payments coupled with soft market and economic conditions compared to the same quarter last year.  Included in other non-interest income is a $1.5 million final settlement with the FDIC related to investment securities not assumed in the Cape Fear acquisition.

Non-Interest Expense

Total non-interest expense increased $3.5 million to $31.6 million in the quarter ended June 30, 2010, as compared to $28.1 million for the quarter ended June 30, 2009, primarily as a result of the increase in salary and employee benefits.

Salary and employee benefits increased $3.4 million, or 21.9%, for the three months ended June 30, 2010, compared to the same period last fiscal year.  Employee compensation increases primarily associated with the Cape Fear Bank and American Pensions, Inc. acquisitions, the addition of the wealth management and correspondent mortgage department’s employees, and additional First Federal staff added $1.6 million to salary and related payroll tax expense.  Additionally, increases in employee group insurance costs and claims resulted in an $789 thousand increase over the same period last fiscal year primarily due to increase in full time employees and higher claims in the current year.  Also contributing to the higher expense was a $545 reduction in deferred loan fees as loan originations were down compared to the same quarter in fiscal 2009. Finally, approximately $224 thousand of this increase was due the timing and level of management bonuses and incentives between 2010 and 2009 related to plan modifications and the increase in qualifying personnel in 2010.

Income Taxes

The Company accounts for income taxes under the asset/liability method.  Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in future periods.

In the quarter ended June 30, 2010, the Company recorded an income tax benefit of ($7.5) million on a pre-tax loss of ($19.5) million, resulting in an effective tax benefit rate of (38.5%). For the three months ended June 30, 2009, the Company recorded income tax expense of $2.8 million on income before income tax and extraordinary items of $8.0 million, an effective tax rate of 35.5%. The change in the rate related to the tax benefit for the quarter ended June 30, 2010, was primarily due to an increase in tax exempt municipal investment income which was only in effect for part of the quarter ended June 30, 2009 as compared to the entire quarter for the comparable period of 2010 related to the Cape Fear acquisition, a decrease in stock option expense, and an increase in the state income tax benefit related to the net loss for the current period.

For Nine months Ended June 30, 2010 Compared to Nine months Ended June 30, 2009

Financial Highlights

The Company reported a net loss of ($35.6) million for the nine months ended June 30, 2010, and income before extraordinary item of $1.7 million for the comparable period in fiscal 2009.  The extraordinary gain resulting from the acquisition of Cape Fear Bank recorded during the period ended June 2009 was $28.9 million, net of tax of $18.8 million.  Net income for the nine months ended June 30, 2009, was $30.6 million after the extraordinary gain.  Cape Fear’s impact to the consolidated results for the nine months ended June 30, 2009 included $6.1 million in net interest income, $2.0 million in non-interest expense, $2.4 million in income before extraordinary gain, and $28.9 million in extraordinary gain. Basic and diluted earnings per share before extraordinary item was a loss of ($2.16) for the nine months ended June 30, 2010, compared to $0.15 for the nine months ended June 30, 2009.

An increase in the provision for loan loss of $62.0 million during the nine month period ended June 30, 2010 compared to the same nine month period the prior year, due to higher levels of nonperforming assets and loan charge-offs, was the primary reason for the net loss of ($35.6) million for the nine months ended June 30, 2010, compared to net income before extraordinary items of $1.7 million for the comparable period in fiscal 2009.  For the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, net interest income increased $8.0 million primarily due a decrease in interest expense due to lower interest rates which more than offset the increase in deposit volume.  Interest income declined only slightly as reductions in average balance in MBS leading to lower interest income was offset by accretion from the FDIC indemnification asset related to the Cape Fear acquisition in April 2009.  An increase in non-interest income of $7.4 million was primarily due to an increase in mortgage banking income of $1.5 million related to the positive performance of hedges in place for mortgage servicing rights, the donation of a building in Florence, South Carolina which resulted in a $1.3 million gain on disposition of assets, and the $1.5 million gain from the final settlement of the Cape Fear acquisition with the FDIC.  In addition, non-interest income was impacted by increases in service charges and fees on deposit accounts, insurance revenues, administration fees as a result of the American Pensions, Inc. (“API”) acquisition in July 2009, and a lower OTTI on investment securities, partially offset by a decrease in real estate operations income which is included in “Other” non-interest income in the accompanying Condensed Consolidated Statements of Operations.  Increases in non-interest expense of $14.5 million was due to higher salaries and benefits of $9.6 million, combined with the contribution expense for the building donation of $1.2 million, increased loan and real estate owned expenses due to nonperforming assets, and higher occupancy and furniture and fixture costs due to the acquisition of Cape Fear Bank and American Pensions, Inc.  These increases were partially offset by reductions in FDIC insurance deposit expense as the same period in 2009 included a special assessment charged.

The Company’s return on average assets and return on average equity were (1.39%), and (13.78%), respectively, for the nine months ended June 30, 2010, compared to 0.07% and 0.94%, respectively, for the nine months ended June 30, 2009.

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

	Nine Months Ended June 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Loans	$2,649,604	5.84%	$2,488,730	6.16%
Mortgage-backed securities	438,820	5.45	491,073	5.92
Investments and other interest-earning assets	166,414	3.32	99,645	3.55
Total interest-earning assets	$3,254,838	5.66%	$3,079,448	6.04%

Deposits	$2,353,219	1.41%	$2,097,747	2.01%
Borrowings	683,711	3.41	915,623	2.83
Total interest-bearing liabilities	$3,036,930	1.86%	$3,013,370	2.26%

Interest spread		3.80%		3.78%
Net interest margin		3.93%		3.81%

For the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, the net interest margin increased to 3.93% from 3.81%.  The average balance of interest earning assets increased $175.4 million, with loans accounting for $160.9 million of the increase.  The increase in average loans was largely due to the acquisition of Cape Fear Bank, with a smaller impact from loan originations, offset somewhat by loan payments and charge-offs.  The decrease in loan market interest rates coupled with the $51.6 million increase in the nonaccrual loans from September 31, 2009 accounted for the 32 basis point rate decrease in average rate on loans.

The decrease in the average MBS balance was primarily due to repayments partially offset by purchases and investments acquired from the Cape Fear Bank acquisition.  The increase in the average balance of investments and other interest-earning assets was primarily due to the FDIC indemnification asset from the Cape Fear Bank acquisition with a smaller impact from the addition of Cape Fear Bank investments.  The decrease in average yield on investments and other interest-earning assets of 23 basis points was primarily attributable lower amounts of Treasury securities, partially offset by the accretable interest income associated with the FDIC indemnification asset.  The decline in average rate earned on MBS was related to lower yields on adjustable rate MBS, reflecting the currently low interest rate environment.  In addition, we experienced lower discount amortization during the nine months ended June 30, 2010, as compared to the same period last fiscal year.

The increase in the average deposit balance was primarily attributable to the Cape Fear Bank acquisition.  We acquired $306 million in deposits from Cape Fear on April 10, 2009.  The decrease in the deposit rate of 60 basis points was primarily due to lower market interest rates.

The decrease in average borrowings was primarily a function of paying off borrowings from the Federal Reserve Bank and the JPMorgan Chase line of credit.  The 58 basis point increase in the borrowings rate was due to the low rates that were previously available through the Federal Reserve Bank Treasury Auction Facility as compared to the rates on other funding sources.

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
	Nine Months Ended June 30, 2010 versus 2009
	Volume	Rate	Total
Interest income:
Loans	$6,487	$(6,450)	$37
Mortgage-backed securities	(2,209)	(1,644)	(3,853)
Investments and other interest-earning assets	3,387	(755)	2,632
Total interest income	7,665	(8,849)	(1,184)
Interest expense:
Deposits	3,527	(10,270)	(6,743)
Borrowings	(4,764)	2,341	(2,423)
Total interest expense	(1,237)	(7,929)	(9,166)
Net change in net interest income	$8,902	$(920)	$7,982

Provision for Loan Losses

The provision for loan losses increased $62.0 million to $107.6 million for the nine months ended June 30, 2010, compared to $45.6 million for the same nine month period a year ago. The higher level of the current period provision for loan losses can be attributed to the increase in net charge-offs, increase in classified loans, changes in risk rating of loans in the portfolio, higher levels of nonperforming loans, continued deterioration of collateral valuations and borrowers financial condition and the increased economic uncertainties in the markets.

For the nine months ended June 30, 2010, net charge-offs were $89.1 million, compared to $19.2 million for the nine months ended June 30, 2009.  The increase in net charge-offs was primarily in the commercial loan portfolio, specifically commercial real estate and land.  Increases were also experienced in the residential mortgage and home equity loan portfolios.  The increases are driven by the continued deterioration of collateral values and borrowers’ financial condition resulting in recognized losses determined through our ongoing loan monitoring processes.  In addition to our regular loan reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200 thousand and past due greater than 30 days, and all criticized and classified loans greater than $500 thousand.  Action plans to address the credit problems are presented, approved and monitored, and appropriate reserves or charge-offs are recognized as they occur.  During this fiscal year we completed additional targeted reviews of the higher risk sectors of the portfolio, identified by management as commercial land, commercial real estate and commercial business loans.  These targeted reviews, as with all our loan reviews, focus on identification of losses which have occurred and appropriately charging-off or reserving for the loss.

Non-Interest Income

Total non-interest income increased $7.4 million to $46.3 million for the nine months ended June 30, 2010, as compared to $38.9 million for the nine months ended June 30, 2009.  The OTTI charge for investment securities decreased $756 thousand.   Mortgage banking revenues increased $1.5 million primarily due to favorable performance and net gains on hedges associated with mortgage servicing rights of $1.4 million, a significant improvement over the prior year period, a net increase in late charges on loans of $469 thousand, and an increase of servicing fees of $395 thousand on loans sold, partially offset by lower gains on loan securitizations of $420 thousand. Other increases in non-interest income include $2.5 million in administration fees from API, acquired in July 2009; the gain on disposition of assets of $1.2 million resulting from the donation of a branch building in the current fiscal year; service charges and fees on accounts, an increase of $998 thousand, primarily due to an increase in ATM transaction volume coupled with an increase in debit card transaction volume, partially offset by a decrease in overdraft charges; and higher insurance revenues of $470 thousand.  Finally, non-interest income also includes a $1.5 million gain for the final settlement with the FDIC related to the Cape Fear Bank acquisition.

Non-Interest Expense

Total non-interest expense increased $14.5 million to $93.1 million in the nine months ended June 30, 2010, as compared to $78.6 million for the nine months ended June 30, 2009.

Salary and employee benefits increased $9.6 million, or 20.8%, for the nine months ended June 30, 2010, compared to the same period last fiscal year.  Employee compensation increases primarily associated with the Cape Fear Bank and API acquisitions, the addition of the wealth management and correspondent mortgage department employees, and additional First Federal staff added $5.6 million to salary and related payroll tax expense for the nine months ended June 30, 2010, compared to the prior year nine month period.  Increases in employee group insurance costs and claims resulted in a $1.9 million increase in salary expense.  Also contributing to the salary increase was a $776 thousand reduction in deferred loan fees as loan originations were down as compared to the same period in fiscal 2009 and a $796 thousand increase in incentive and bonus compensation due to plan modifications and a higher number of eligible personnel in 2010.

Occupancy costs increased $700 thousand, or 10.8%, to $7.2 million, primarily due to rent, maintenance, and utilities expenses associated with the Cape Fear Bank and American Pension, Inc. acquisitions.  Furniture and equipment expense increased $1.2 million, or 22.4%, to $6.4 million for the nine months ended June 30, 2010, primarily due to increases related to facility expansions from acquisitions and personnel increases.  In addition, there were higher contracted services costs of $592 thousand primarily for special asset workout assistance and automation projects and small office equipment and other non-capital purchases of $115 thousand.  These increases were primarily offset by lower maintenance agreement costs of $177 thousand.

Other expenses increased $2.9 million, or 15.3%, from the nine months ended June 30, 2009, primarily due to an increase in contribution expense of $1.2 million resulting from the donation of a branch building, a $425 thousand increase in appraisal, credit, tax and flood expenses, $436 increase in legal and professional costs, and $690 thousand increase in premium deficiency reserves for First Southeast Reinsurance.  Additional expense increases include intangible amortization, blanket bond premium, custodial services of $239 thousand, $225 thousand and $226 thousand, respectively.  Partially offsetting was a decrease in the FDIC assessment fees of $1.1 million related to the special assessment charged in the prior fiscal year.

Income Taxes

In the nine months ended June 30, 2010, the Company recorded an income tax benefit of ($23.2) million on a pre-tax loss of ($58.8) million, resulting in an effective tax benefit rate of (39.4%).  For the nine months ended June 30, 2009, the Company recorded income tax expense of $584 thousand on income before income tax and extraordinary items of $2.3 million, an effective tax rate of 25.24%.  The increase in the rate related to the tax benefit for the nine months ended June 30, 2010, was primarily due to an increase in tax exempt income from municipal investments and the contribution of a branch building, a decrease in stock option expense, and an increase in the state income tax benefit related to the net loss for the current period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, there were no substantial changes in the interest rate sensitivity analysis for various changes in interest rates calculated as of September 30, 2009.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited condensed consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2009, included in the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

a) An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

As a result of our increase in nonperforming assets and net loan charge-offs we have had significant increases in our provision for loan losses which has reduced our net income. We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

Since 2007, the housing and real estate sectors have experienced an economic slowdown.  Downturns in the real estate markets in our primary market area could adversely impact our business.  A substantial portion of our loan portfolio consists of loans secured by real estate in South Carolina and North Carolina.

Due to the economic turndown, we have experienced higher levels of nonaccruals, and delinquencies in the loan portfolio during the nine months ended June 30, 2010 compared to the prior fiscal year end.   Nonperforming loans were $132.2 million at June 30, 2010 and $80.6 million at September 30, 2009, an increase of 64.2%.  Delinquencies were $25.5 million at June 30, 2010 and $35.4 million at September 30, 2009, a decrease of 27.6%.  The increase in nonperforming was concentrated in the commercial real estate, land, home equity loans, and residential mortgage loan portfolios, with increases from September 30, 2009 of $17.1 million or 252.0%, $19.4 million or 50.4%, $3.1 million or 56.1% and $9.2 million or 46.4%, respectively.  While there was a decrease in overall delinquencies, we reported increases in delinquencies of $3.1 million or 138.5% in the home equity loan portfolio and $957 thousand or 163.3% in the commercial business loan portfolio.

The continued recessionary trends have resulted in an increase in the provision for loans losses and an increased level of charge-offs.  For the nine months ended June 30, 2010, we recorded a provision for loan losses of $107.6 million compared to $45.6 million for the nine months ended June 30, 2009, an increase of $62.0 million. We also recorded net loan charge-offs of $89.1 million for the nine months ended June 30, 2010 compared to $19.2 million for the nine months ended June 30, 2009.  Increases in net charge-offs for the nine month period ended June 30, 2010 were primarily the result of higher charge-offs of $37.9 million in the land portfolio, $8.1 million in the home equity loan portfolio, $10.3 million in the commercial real estate portfolio, and $10.5 million in the residential mortgage loan portfolio.

The increase in loan delinquencies, credit losses, and nonperforming assets generally reflects the operating difficulties of individual borrowers resulting from weakness in the local economy and high unemployment rates; however, more recently the deterioration in the general economy, collateral values, in particular in the coastal areas of our markets, and individual borrower and guarantor financial positions has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Slower sales and excess inventory in the housing market has been the primary cause of the increase in nonperforming loans for residential mortgage loans, which represented 21.9% of our nonperforming loans at June 30, 2010.  Lack of demand for development projects contributed to the increase in nonperforming loans in the land portfolio, which was 43.7% of total nonperforming loans at June 30, 2010.  Slower leasing activities due to the economy was a primary factor in the increase in nonperforming loans in the commercial real estate loan portfolio, which was 18.1% of total nonperforming loans at June 30, 2010.

If current trends in unemployment and the housing and real estate markets continue, we expect that we will continue to experience higher than normal nonaccruals, delinquencies and credit losses, which could exceed the amounts incurred to date.  Moreover, until general economic conditions improve, we will continue to experience significant nonaccruals, delinquencies and credit losses.  As a result, we will continue to make significant provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

In order to appropriately monitor the risk in our loan portfolio, we conduct regular loan reviews.  In addition to renewal reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200,000 and past due greater than 30 days, and all criticized and classified loans greater than $500,000.  Action plans to address the credit problems are presented, approved and monitored.  Also, due to the current economic conditions and deteriorating real estate values, during this fiscal year we have performed additional targeted reviews of the highest risk sectors of the portfolio, considered by management as commercial land, acquisition/development loans and commercial real estate and business loans in excess of $1 million.  These targeted reviews, as with all our loan reviews, focus on identification of losses as they occur and then appropriately charging-off or reserving for the loss.  During these targeted reviews, we identified significant deterioration in our collateral values, in particular in the coastal markets, which have occurred during this fiscal year.  In addition, we have determined that the financial condition of our borrowers in many instances has deteriorated due in part to the prolonged nature of the recession, thus limiting their abilities to continue to service their debt or to carry their obligations to full term.  The targeted reviews were completed as of June 30, 2010 and management continues with the ongoing loan monitoring processes.

To assist us in our loan monitoring process, we also have engaged an independent firm to perform quarterly loan reviews and evaluate our risk rating systems and valuations.

The higher levels of net charge-offs and delinquencies resulted in an increase in the provision for loan losses.  For the nine months ended June 30, 2010, the provision was $107.6 million as compared to $45.6 million for the nine months ended June 30, 2009.  If our allowance for loan losses is not adequate, we will be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could further adversely affect our results of operations.  No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses; we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

In that regard, we are subject to an examination by the OTS that has just begun, and we cannot assure you that the OTS will not require such an increase in our allowance for loan losses or loan charge-offs as a result of that examination or that any such increases, if requested, would not have a material adverse effect on our results of operations and financial condition.

Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time.  For example, we have made significant increases to our provision for loan losses for the last three quarters, which adversely affected our results of operations.  We may make further increases in our quarterly provision for loan losses in the future, particularly if employment rates and general economic conditions do not improve, which also could have a material adverse effect on our financial condition and results of operations.

Loans acquired in the Cape Fear Bank acquisition were accounted for based on whether the loans acquired had deteriorated credit quality.  Subsequent to acquisition, these loans have been included in our allowance calculations utilizing model assumptions consistent with our legacy loan portfolio.  Specifically, for subsequent evaluation of credit impaired loans acquired, if based on current information at the time of the subsequent evaluation, it is likely that we will be unable to collect all cash flows expected at acquisition, the allowance for loan losses is reduced for the decrease in the present value of the cash flows expected to be collected.  Loans under the FDIC Indemnification Agreement determined to be impaired and related credit losses incurred subsequent to the initial measurement of the loan valuation appropriately affect the provision for loan losses and the allowance in that period.  Related changes to the FDIC Indemnification Agreement are presented on a net basis in the provision for loan losses.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently the primary federal regulator for the Company and its subsidiary, First Federal, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as First Federal with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – [Removed and Reserved]

Item 5 – Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the third quarter of fiscal 2010 that was not so disclosed.

Item 6 – Exhibits

Exhibit No.	Description of Exhibit	Location
2.1	Purchase and Assumption Agreement dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2009

3.1	Company’s Certificate of Incorporation, as amended	Incorporated by reference to the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 1993 and December 31, 1997.

3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A	Incorporated by reference to Exhibit 3.2 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

3.3	Company’s Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and Form 8-K filed April 26, 2010.

4.1	Warrant to purchase shares of Company’s common stock dated December 5, 2008	Incorporated by reference to Exhibit 4.1 attached to Company’s Current Report on Form 8-K filed on December 5, 2008.

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 4.2 attached to the Registrant’s Current Report on Form 8-K filed on December 5, 2008.

10.11	1997 Stock Option and Incentive Plan	Incorporated by reference to the Company’s Preliminary Proxy Statement for the Annual Meeting of Stockholders held on January 28, 1998.

10.16	2001 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 31, 2001.

10.17	2004 Outside Directors Stock Options-For-Fees Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.18	2004 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 29, 2004.

10.19	2005 Stock Option Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

10.20	2005 Performance Equity Plan for Non-Employee Directors	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 27, 2005.

Exhibit No.	Description of Exhibit	Location

10.21	Employment Agreement with R. Wayne Hall	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 19, 2006.

10.22	Form of Agreement for A. Thomas Hood, Susan E. Baham, Charles F. Baarcke, Jr., John L. Ott, Jr., and Clarence A. Elmore, Jr.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.23	2007 Equity Incentive Plan	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 25, 2007.

10.24	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.25	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.26	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.27	First Financial Holdings, Inc. 2007 Equity Incentive Plan Form of Restricted Stock Option Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

10.28	Form of Compensation Modification Agreement	Incorporated by reference to Exhibit 10.3 attached to the Company’s Current Report on Form 8-K filed on December 5, 2008.

10.29	Performance Incentive Compensation Plan	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed May 7, 2010

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer	Filed herewith

FIRST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Holdings, Inc.

Date: August 6, 2010	By:	/s/ Blaise B. Bettendorf
Blaise B. Bettendorf
Executive Vice President
Chief Financial Officer and Principal Accounting Officer