Form 10-K
period 2010-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2010-12-13
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010.
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number 000-17122
FIRST FINANCIAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	57-0866076
(State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No.)

2440 Mall Drive, Charleston, South Carolina	29406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 529-5933

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer,” “and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).            Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of $15.06 as quoted on the NASDAQ Global Select Market on March 31, 2010, was $239,249,124.  Solely for purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of November 30, 2010 was 16,526,752.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of First Financial Holdings, Inc.’s Proxy Statement for its 2011 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

FIRST FINANCIAL HOLDINGS, INC.
2010 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Special Note Regarding Forward Looking Statements

When used in this Annual Report on Form 10-K the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could” are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward looking statements, including, but not limited to the following (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (3) results of examinations by the Office of Thrift Supervision (“OTS”) and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) fluctuations in real estate values; (8) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) changes in premiums or claims that adversely affect our insurance segment; (10) our ability to access cost-effective funding; (11) changes in financial markets; (12) changes in economic conditions in general and in our market areas in particular; (13) the costs, effects and outcomes of litigation; (14) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the United States (“U.S”) Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) and other governmental initiatives affecting the financial services industry; (15) changes in accounting principles, policies or guidelines; (16) our future acquisitions of other depository institutions or lines of business; (17) future goodwill impairment due to changes in our business, changes in market conditions, or other factors; and (18) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described as detailed from time to time in our filings with the Securities Exchange Commission (“SEC”), including this  2010 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q and those set forth under “Item 1A. Risk Factors” and elsewhere in this report.  Such developments could have an adverse impact on our financial position and our results of operations.  Any forward-looking statements are based on management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

General

First Financial Holdings, Inc. (“First Financial,” which may also be referred to in this document as “we,” “us,” or “our”), a Delaware corporation, was incorporated in 1987.  First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.”  Our principal executive offices are located at 2440 Mall Drive, Charleston, South Carolina 29406 and our telephone number is (843) 529-5933.  First Financial operates principally through its wholly-owned subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), a federally chartered stock savings and loan association.  Other subsidiaries of First Financial include First Southeast Insurance Services, Inc. (“First Southeast Insurance”), which is an insurance agency, Kimbrell Insurance Group, Inc. (“Kimbrell”), which is a managing general insurance agency, First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which provides retirement plan consulting and administrative services, and First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer.

First Financial offers a full range of financial services designed to meet financial needs of individuals and businesses.  First Federal provides residential, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services, and reinsurance of private mortgage insurance and premium financing activities.  First Southeast Insurance provides property, casualty, life and health insurance sales.  Kimbrell is a managing general agency that places coverage in the standard and non-standard insurance markets, including providing coverage to customers that have unusual or high-risk exposures.  First Southeast 401(k) is a registered investment advisor (“RIA”).  First Southeast Investors provides full-service brokerage activities.

Information as of September 30, 2010 for First Financial’s subsidiaries follows:
	Principal	Number of		Total Assets		Date Acquired/
Subsidiary	Office	Offices		(in millions)		Established
First Federal(1)	Charleston, SC	66		$3,271.7		1934
First Southest Insurance	Charleston, SC	10	(2)	48.2		1992
Kimbrell	Murrells Inlet, SC	1		8.3		2004
First Southeast 401(k)	Charleston, SC		(3)		(3)	2010
First Southeast Investors	Charleston, SC	25	(2)		(4)	1998

(1)	Consolidated totals include its non-financial institution subsidiaries. Total trust and 401(k) retirement assets under management were $726.8 million at September 30, 2010.
(2)	Includes offices located in a First Federal financial center.
(3)	Conducts business at a First Federal location providing services as an RIA with no designated assets under management and nominal assets or revenues.
(4)	Revenue for fiscal 2010 was $2.3 million and total assets under administration were $456.3 million at September 30, 2010.

Principal Sources of Revenue and Lines of Business

First Financial’s primary source of revenue is interest income on loans, interest and dividend payments from investment securities and FHLB stock, and noninterest income.  The revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, as well as competitive conditions and residential and commercial housing conditions within the local markets.  First Financial operates along two major lines of business: Banking and Insurance.  Banking activities are provided by First Federal, which is the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest independent depository institution headquartered in the State of South Carolina, based on asset size.  Banking activities involve interest rate and credit risk, both of which are monitored against established policies.  Additional information regarding interest rate risk and credit risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates, - Asset Quality, – Allowance for Loan Losses and – Interest Rate Risk” as well as Notes 1, 4, and 5 to the Consolidated Financial Statements.  Insurance revenues are provided primarily by First Southeast Insurance and Kimbrell.  Additional information regarding the lines of business is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Line of Business Results” and in Note 18 to the Consolidated Financial Statements.

Geographic Locations and Employees

At September 30, 2010, First Financial subsidiaries operated through 77 locations.  First Federal has 66 financial centers located primarily along coastal South Carolina as well as in the Florence, South Carolina and Wilmington, North Carolina markets.  The two insurance subsidiaries, First Southeast Insurance and Kimbrell, have 11 locations, four of which are located in First Federal financial centers, and the other offices are located throughout the banking markets as well as Columbia, South Carolina and Burlington, North Carolina.  First Southeast Investors has 25 locations, 21 of which are located in First Federal financial centers and the other offices are predominantly in upstate South Carolina.  In aggregate, First Financial subsidiaries employ 1,129 full-time equivalent employees.  Full-time employees and certain part-time employees are eligible to participate in a comprehensive program of benefits, including medical and dental benefits, life insurance, long-term disability coverage, a profit-sharing plan and a 401(k) plan. Our employees are not represented by a collective bargaining agreement.  First Financial considers its employee relations to be excellent.

Competition

The financial services industry is highly competitive.  We face competition in attracting deposits and originating loans based upon a variety of factors including:

•	interest rates offered on deposit accounts;
•	interest rates charged on loans;
•	credit and service charges;
•	the quality of services rendered;
•	the convenience of banking facilities and other delivery channels; and
•	in the case of loans to large commercial borrowers, relative lending limits.

Direct competition for deposits and loans principally comes from commercial banks, community banks, credit unions, savings and loan associations, brokerage firms, insurance companies, finance companies, mortgage-banking companies and other financial institutions that may not have a physical presence in our market areas but solicit business via the Internet and other means.  The banking industry continues to consolidate, which presents opportunities for First Financial to gain new business. However, consolidation may further intensify competition if additional financial services companies enter our market areas.  Size gives larger banks certain advantages in competing for business from large corporate customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, we concentrate our efforts on small to medium-sized businesses and individuals. We believe we compete effectively in this market segment by offering quality and personalized service.

Available Information

All of First Financial’s electronic filings with the SEC, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s web site, www.firstfinancialholdings.com.  The information on our website does not constitute a part of this report.  In addition, through this same link, First Financial makes available its Corporate Code of Business Conduct and Ethics and the charters for the Nominating and Corporate Governance, Audit, Compensation Benefits and Executive Committees of the Board of Directors.  First Financial’s filings are also available through the SEC’s website at www.sec.gov.

Regulation and Supervision

General

First Financial, as a registered unitary savings and loan holding company, and First Federal, as a federal savings and loan association, are required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS.  We are subject to extensive regulation, examination and supervision by the OTS, as our primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer.  We are a member of the Federal Home Loan Bank (“FHLB”) System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. We must file periodic reports with the OTS and the FDIC concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  The OTS conducts periodic examinations to test our safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on First Financial’s business, results of operations, and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•
Eliminate the OTS one year from the date of the new law’s enactment and the Office of the Comptroller of the Currency, (“OCC”) which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including First Federal.  In addition, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including First Financial.

Change in Control

Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company without the prior approval of the OTS, from acquiring control of a savings association or its subsidiary, or acquiring more than 10% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof.  OTS regulations also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the OTS approves the acquisition.

Activities Restrictions

First Financial and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“Graham-Leach Bliley”).  If First Federal fails the qualified thrift lender test, First Financial may be required to register as a bank holding company and become subject to the significant activity restrictions and capital requirements applicable to bank holding companies (see “Qualified Thrift Lender Test” below).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals.  The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.  Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules.  It requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules and mandates.  Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, the relationship between a board of directors and management and between a board of directors and its committees.

Legislation is introduced from time to time in the U.S. Congress that may affect the operations of First Financial and First Federal.  In addition, governing regulations may be amended from time to time by the respective regulators.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted which, among other measures, authorized the Treasury to establish TARP.  EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection; and
•	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Under TARP, the Treasury created the CPP to provide financial institutions access to capital through a standardized program to acquire preferred stock (accompanied by warrants), which qualifies as Tier 1 capital. On December 5, 2008, pursuant to the Treasury’s TARP CPP, First Financial issued and sold to the Treasury shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) for an aggregate purchase price of $65.0 million in cash, and a ten-year warrant to purchase shares of common stock.  See Note 12 to the Consolidated Financial Statements for additional information.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose restrictions on executive compensation for financial institutions that participate in CPP.

EESA has been followed by numerous actions by the Federal Reserve, U.S. Congress, the Treasury, the SEC and others to address the liquidity, credit and sub-prime crises that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make it significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair value of those portfolios.

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

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries, and other factors.  First Federal’s annual OTS assessment for the fiscal year ended September 30, 2010, was $619 thousand.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At September 30, 2010, First Federal’s limit on loans to one borrower and the borrower’s related entities under applicable regulations was $52.4 million and there were no borrowing relationships with outstanding balances in excess of this amount.

Insurance of Deposit Accounts

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

First Federal is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the U. S. Government.  Effective with the passing of the Dodd-Frank Act, the basic deposit insurance limit was permanently raised to $250,000, instead of the $100,000 limit previously in effect.

The FDIC maintains a risk-based assessment system by which institutions are assigned to one of four categories based on a combination of their capitalization and examination ratings.  An institution’s assessment depends on the category to which it is assigned.  An institution assigned to the category with the lowest risk also has certain financial ratios taken into account in determining assessment rates, unless it is a large institution with at least one long-term debt issuer rating, in which case the rating will be taken into account in determining its assessment rate.  Assessment rates for DIF members were amended effective April 1, 2009, to provide for an initial base assessment rate ranging from 12 basis points for the healthiest institutions to 45 basis points for the riskiest.  The initial base assessment rate is subject to potential decreases for long-term unsecured debt and, for smaller institutions, a portion of Tier 1 capital, and potential increases for secured liabilities above a certain amount and, for institutions not in the lowest risk category, brokered deposits above a certain amount. The adjusted assessment rates can range from seven basis points for institutions in the lowest risk category to 77.5 basis points for institutions in the highest risk category.  The FDIC also imposed an emergency special assessment of up to five basis points on all insured depository institutions as of June 30, 2009.  In late 2009, the FDIC required insured institutions to prepay insurance premiums through 2012.  Future increases in DIF insurance premiums will likely have an adverse effect on First Federal’s operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund.  During fiscal year 2008, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.12 basis points of assessable deposits.

Deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capital Requirements

The OTS requires all savings associations to meet three minimum capital standards:

•	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under OTS regulations;
•	a leverage ratio requirement of 4% of core capital to adjusted total assets, (3% for institutions receiving the highest rating on the regulatory examination rating system); and
•	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets of which at least half must be core capital.

In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. Government or its agencies to 100% for consumer and commercial loans and certain loans and investments, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.  The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.  See Note 12 to the Consolidated Financial Statements for First Federal’s capital position relative to its applicable regulatory capital requirements.

Prompt Corrective Action

The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends on the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a leverage capital ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any holding company in an amount up to the lesser of 5% of the institution’s assets when it became undercapitalized or the amount which would bring the institution to the adequately capitalized level when it fails to comply with its plan.  In addition, numerous mandatory supervisory actions become immediately applicable to an institution that is not adequately capitalized, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Further, the OTS has the authority under certain circumstances to reclassify a well capitalized institution as adequately capitalized or subject an adequately capitalized institution or an undercapitalized institution to supervisory actions applicable to the next lower capital category.

At September 30, 2010, First Federal was categorized as “well capitalized” under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test

All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a rolling monthly average for nine out of every 12 months.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of September 30, 2010, First Federal met the qualified thrift lender test.

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

First Financial is not subject to OTS regulatory restrictions on the payment of dividends.  Dividends from First Financial, however, may depend, in part, upon its receipt of dividends from First Federal.  As a recipient of TARP funds, First Financial is restricted from paying quarterly common stock dividend payments in excess of $0.255 per share unless approved by the Treasury and the OTS.  This restriction will remain in effect until such time as the Treasury no longer holds its preferred shares.

Transactions with Related Parties

First Federal’s authority to engage in transactions with “affiliates” (i.e., any company that controls or is under common control with First Federal, including First Financial and its non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Sarbanes-Oxley generally prohibits loans by public companies to their executive officers and directors.  However, the Act contains a specific exception for loans by financial institutions, such as First Federal, to its executive officers and directors that are made in compliance with federal banking laws.  Under such laws, First Federal’s authority to extend credit to executive officers, directors, and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and can not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Community Reinvestment Act

First Federal is subject to the Community Reinvestment Act (“CRA”).  The CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions.  These regulations also provide for regulatory assessment of an institution’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of an institution’s performance under the CRA.  In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  First Federal maintains a satisfactory CRA rating.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, First Federal is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, among others,  the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers.

Privacy Standards

Gramm-Leach-Bliley modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  First Federal is subject to OTS regulations implementing the privacy protection provisions of this Act. These regulations require First Federal to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification

Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  In February 2010, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Federal Home Loan Bank System

First Federal is a member of the FHLB of Atlanta and Boston, which are two of twelve regional FHLBs that administer home financing credit for depository institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  At September 30, 2010, First Federal had $508.2 million of outstanding advances from the FHLB under an available credit facility of $1.3 billion, which is limited to available collateral.  First Federal has the capacity to borrow an additional $324.4 million from the FHLB of Atlanta based on its available collateral as of September 30, 2010.

As a FHLB member, First Federal is required to purchase and maintain stock in the FHLB of Atlanta and Boston.  At September 30, 2010, First Federal had $42.9 million in FHLB of Atlanta and Boston stock, which was in compliance with this requirement.  First Federal has received dividends on its FHLB stock and the average dividend yield for fiscal 2010 was 0.24%. No dividends were paid in fiscal 2009 and there can be no guarantee of future dividends.

Federal Reserve System

The Federal Reserve regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; then a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to annual adjustments by the Federal Reserve) are exempted from the reserve requirements.  First Federal complies with the foregoing requirements.

Other Regulatory Matters

First Financial and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the SEC, NASDAQ and various state insurance and securities regulators.  First Financial and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices.  Such requests are considered incidental to the normal conduct of business.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves certain risks.  Before you invest in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risk factors described in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

A large portion of our loan portfolio is secured by residential and commercial real estate.  Continued deterioration in residential and commercial real estate values could lead to additional losses, which may cause our net income to decline and could have a negative impact on our capital and financial condition and results of operations.

At September 30, 2010, $2.1 billion or 80.9% of our loan portfolio was secured by residential and commercial real estate properties.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations.  The decline in residential and commercial real estate values due to the downturn in the housing market has reduced the value of the real estate collateral securing these loans and has increased the risk that we will incur losses if borrowers default on their loans.

We originate commercial real estate loans, including multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties.  These loans typically involve higher principal amounts than other types of loans and, if non-owner occupied, repayment may be dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose us to greater credit risk than loans secured by residential mortgages because the collateral securing these loans typically cannot be sold as easily as residential real estate.  If we foreclose on a commercial real estate loan, our holding period for the collateral may be longer than for a residential mortgage loan because there may be fewer potential purchasers of the collateral.  Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  As of September 30, 2010, our commercial real estate loans totaled $598.5 million or 23.3% of our loan portfolio and approximately 40% of these loans are owner-occupied.

Construction, and land loans totaled $242.6 million or 9.5% of our loan portfolio at September 30, 2010.  Land loans include raw land, residential lot financing primarily for individuals, land acquisition and development loans and loans secured by land used for business purposes.  Construction and land development loans are based on estimates of costs and value associated with the completed projects.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value (“LTV”) ratio.  These loans typically involve higher principal amounts and repayment is substantially dependent on the success of the finished project as well as the ability of the borrower to sell or lease the property or obtain permanent take-out financing.

Residential loans with high LTV ratios will be more sensitive to declining property values than those with lower combined LTV ratios and therefore may experience a higher incidence of default and severity of losses.  On occasion, there have been residential mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance closing costs, resulting in an LTV at origination of 100% or greater.  At September 30, 2010, we had $83.3 million of residential mortgage loans originated with LTVs 100% or greater.  We generally require private mortgage insurance in order to reduce our exposure on loans with LTVs greater than 80% at origination.  Our exposure is also reduced for loans guaranteed under Veterans Administration or Federal Housing Administration programs.  Loans which were not guaranteed and that did not have private mortgage insurance totaled $45.9 million at September 30, 2010.

At September 30, 2010, $397.6 million or 15.5% of our loan portfolio, consisted of home equity loans, and the risks associated with these loans, including the risk of higher rates of delinquency and defaults, will continue to increase if housing prices continue to decline and may result in borrowers currently having little or no equity remaining due to declining valuations.  In addition, as of September 30, 2010, manufactured housing loans totaled $269.9 million or 10.5% of our loan portfolio.  Manufactured housing lending involves additional risks as a result of higher LTVs usually associated with these types of loans.  The values of manufactured homes decline over time and higher levels of inventories of repossessed and used manufactured homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on general liquidity and cash flow support from the borrower or guarantor.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use and business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

Our allowance for loan losses may not be sufficient to absorb losses in our loan portfolio.  Additions to the allowance for loan losses may be required by increasing our provision for loan losses, which would cause our net income to decline and could have a negative impact on our capital and financial positions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and
•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Due to the current weakness in the economy, we are experiencing higher levels of delinquent loans and nonperforming assets.  The increase in delinquent loans, nonperforming assets, and credit losses generally reflects the operating difficulties of individual borrowers resulting from weakness in the local economy and high unemployment rates.  More recently, the deterioration in the general economy, collateral values (in particular in the coastal areas of our markets) and individual borrower and guarantor financial positions has become a significant contributing factor to the increased levels of delinquent loans and nonperforming assets.  Slower sales and excess inventory in the housing market has been the primary cause of the increase in nonperforming residential mortgage loans.  Lack of demand for development projects contributed to the increase in nonperforming residential and commercial land loans, which was 36.1% of total nonperforming loans at September 30, 2010.

If current trends in unemployment, housing and real estate market declines, and weaknesses in the economy continue, we expect that we will continue to experience higher than normal delinquent loans, nonperforming assets, and credit losses.  As a result, we may be required to record a significant provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

If real estate values continue to decline, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

In order to appropriately monitor the risk in our loan portfolio, we conduct regular loan reviews.  In addition to renewal reviews, we have a monthly problem loan review process which covers all commercial loans greater than $200,000 that are past due more than 30 days, and all criticized and classified loans greater than $500,000.  Action plans to address the credit problems are presented, approved and monitored.  To assist us in our loan monitoring process, we have engaged an independent firm to perform quarterly loan reviews and evaluate our risk rating systems and valuations.  See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality” and “– Allowance for Loan Losses” for additional information on our credit risk processes.

The higher levels of delinquent and nonperforming loans and charge-offs for the past two fiscal years resulted in an increase in our provision for loan losses.  For fiscal 2010, the provision was $125.2 million, as compared with $66.9 million for fiscal 2009 and $16.9 million for fiscal 2008.  If our allowance for loan losses is not adequate, we will be required to make further increases in our provision for loan losses and to charge-off additional loans, which could further adversely affect our results of operations.  No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels

The current economic conditions in the nation and in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolios.

A further deterioration in economic conditions nationally or in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, nonperforming assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans may further decline in value, which may reduce customers’ borrowing power for new loans and reduce the value of assets and collateral associated with existing loans; and
•	the amount of our noninterest bearing or low-cost deposits may decrease.

While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact and a rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

Our net income depends primarily on our net interest income, which is the difference between income from interest-earning assets, such as loans we make and investments we own, and interest we pay on deposits and borrowings.  The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of nonperforming loans.  The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of noninterest-bearing deposits and equity.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates.  We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities.  That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income.  Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  We continually review our interest rate risk position and modify our strategies based on projections to minimize the impact of future interest rate changes.  We also use derivative instruments to modify our exposure to changes in interest rates.  Nonetheless, a rapid increase or decrease in interest rates could adversely affect our results of operations.

In addition, our mortgage banking operations provide a portion of our noninterest income.  We generate mortgage revenues primarily from gains on the sale of residential mortgage loans pursuant to programs currently offered by Federal National Mortgage Association, Government National Mortgage Association or the Federal Home Loan Mortgage Corporation FHLMC and retain the servicing of sold loans.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors, which would decrease mortgage revenues in noninterest income.  In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage banking activities, such as salaries and employee benefits, other loan expense, and other costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

We are highly dependent on key members of our senior management team, which has changed significantly during the past year, and there is risk that we will not be able to develop a cohesive and unified management team.

We are highly dependent on the continued efforts and abilities of our executive officers and key management personnel.  We currently are being led by new senior management, who individually have considerable experience in the financial services industry, but have worked together as a team for less than one year.  Specifically, our President and Chief Executive Officer was appointed to that position in May 2010.  He had previously served as our Chief Financial Officer and Chief Accounting Officer since joining First Financial in December 2006.  Our Chief Financial Officer was appointed to that position in May 2010.  She had previously served as our Chief Accounting Officer since she joined First Financial in January 2010.  Many of our other senior management team members have been with us for less than a year. Any additional changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. See “Executive Officers” in First Financial’s definitive proxy statement for the 2011 Annual Meeting of Shareholders for additional information on the senior management team.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

During the fiscal year ended September 30, 2010, we recognized $2.9 million in other-than-temporary-impairment (“OTTI”) charges associated with our investment securities portfolio.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of the underlying securities caused by, among other things constant default rates, severity of losses, geographic property value reductions, projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.  We closely monitor these and our other investment securities for changes in credit risk.  The valuation of our investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  The valuation of our investment securities will also continue to be influenced by external market and other factors, including implementation of SEC and and Financial Accounting Standards Board guidance on fair value accounting, and default rates for specific collateralized mortgage obligations (“CMOs”) and collateralized debt obligations (“CDOs”), rating agency actions, and the prices at which observable market transactions occur.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMOs and CDOs by selling them.  Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be adversely affected.

If we are unable to continue to attract or retain core deposits, to obtain third party borrowings on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting our ability to generate funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

First Federal derives liquidity primarily through core deposit growth and maturity and sale of investment securities and loans.  Additionally, First Federal has access to borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve, the FHLB of which we are a member, and other correspondent banks.  If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources and our liquidity position could be significantly constrained.

Although we currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity, our ability to borrow funds at favorable rates may be negatively impacted if our ratings were downgraded from their current level, and could adversely affect our results of operations and financial condition.

A general decline in economic conditions and volatility or declines in premiums or claims associated with catastrophic events may adversely affect the revenues of our insurance segment.

To the extent our insurance clients become adversely affected by weak economic conditions, they may choose to limit their purchases of insurance coverage, which would inhibit our ability to generate commission revenue.  In addition, our insurance segment revenues consist primarily of commissions and fees paid to us out of the premiums that insurers charge our clients for coverage.  We have no control over premium rates, and our revenues are subject to change to the extent that premium rates fluctuate or trend in a particular direction.  If premium rates decline, the revenues of our insurance segment will be adversely affected.  One type of commission paid by insurance carriers to our insurance segment, contingent commission, is based on premium growth and claims experience.  In the event of a natural disaster involving a commonly insured peril, (i.e., a hurricane) the contingent commission typically earned by our insurance segment will be adversely affected.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us.

First Federal must maintain certain risk-based and leverage capital ratios as required by the OTS, which can change depending on general economic conditions, our risk profile and growth plans.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or if we do raise additional capital it will not be dilutive to existing shareholders, or we will be able to raise capital at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

If we determine, for any reason, that we need to raise capital, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur.  If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected.

Our participation in the TARP CPP and other government regulations impose restrictions and obligations on us that limit our ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

First Financial is an entity separate and distinct from its subsidiaries and derives substantially all of its revenue in the form of dividends from its subsidiaries.  Accordingly, First Financial is and will be dependent on dividends from its subsidiaries to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock.  The subsidiaries’ abilities to pay dividends are subject to their ability to earn net income and, in the case of First Federal, to meet certain regulatory requirements.  In the event the subsidiaries were unable to pay dividends to First Financial, First Financial may not be able to pay dividends on its common or preferred stock.  Also, First Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

We entered into a securities purchase agreement between us and the Treasury in connection with the TARP CPP, which provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock we issued to the Treasury have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock to more than $0.255 per share or (b) redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding (subject to limited exceptions).  We also are unable to pay any dividends on our common stock unless we are current on our dividend payments to the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the warrant we issued to the Treasury, could have a negative effect on the value of our common stock.

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

If we are unable to redeem our Series A Preferred Stock within five years from the issuance date, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum (approximately $3.3 million annually) to 9.0% per annum (approximately $5.9 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt or trust preferred securities.  First Financial and First Federal are both subject to regulation by the OTS, which is our current primary regulator.  In addition, we have non-bank operating subsidiaries from which we derive income.  Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated at both a state and federal level.

In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage.  Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation recently enacted by the U.S. Congress will, among other things, eliminate the OTS, tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on First Financial.  For example, the new law provides that the OTS, which is currently the primary federal regulator for First Financial and its subsidiary, First Federal, will cease to exist one year from the date of the new law’s enactment.  The OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  Additionally, the Federal Reserve Board will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including First Financial. Also effective one year after the date of enactment is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on First Financial’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on a financial institution’s average consolidated total assets less tangible equity.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act also creates the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Savings institutions with $10 billion or less in assets, such as First Federal, will continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict the specific impact the Dodd-Frank Act, and the yet to be written implementing rules and regulations, will have on financial institutions.  However, it is expected that they will increase our operating and compliance costs and could increase our interest expense.

Increased competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

First Federal faces substantial competition in originating loans and gathering deposits.  This competition comes principally from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives.  Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns and better brand recognition, and the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans.  Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits.  Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by depository institutions, such as automatic transfer and automatic payment systems.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us.  Any such losses could have a material adverse effect on our financial condition and results of operations.

If our goodwill becomes impaired, we may need to record an impairment charge, which could negatively affect our results of operations and capital.

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  In accordance with U.S. generally accepted accounting principles (“GAAP”), our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  As of September 30, 2010, our balance sheet reflected $28.3 million of goodwill.  If we were required to record a goodwill impairment charge, our results of operations and stock price may be materially adversely affected.

Our potential inability to integrate companies we may acquire in the future could expose us to financial, execution, and operational risks that could negatively affect our financial condition and results of operations.  Acquisitions may be dilutive to common shareholders and FDIC-assisted transactions have additional compliance risk that other acquisitions do not have.

On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business.  In addition, such acquisitions may involve the issuance of stock, which may have a dilutive effect on earnings per share.  To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections, and marketing functions of the acquired company.  If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected.  A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition.  Completed acquisitions may also lead to exposure from potential asset quality issues, losses of key employees or customers, difficulty and expense of integrating operations and systems, and significant unexpected liabilities after the consummation of these acquisitions.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions.  Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, ongoing compliance risk under the loss-share agreement with the FDIC is considerable and the event of noncompliance could result in coverage under the loss-share being disallowed, thus increasing the actual losses to First Federal.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

If the FDIC changes its assessment rate or deposit insurance premium methodology, our FDIC insurance premium may increase and this could have a negative effect on our financial condition or results of operations.

FDIC insurance premiums increased substantially in 2009, and we may have to pay significantly higher FDIC premiums in the future.  Market developments have significantly depleted the FDIC’s insurance funds and reduced the ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised our deposit insurance premiums.  On May 22, 2009, the FDIC adopted a final rule levying a five basis-point special insurance premium assessment on each insured depository institution as of June 30, 2009.  Our FDIC deposit insurance expense for fiscal 2010 was $4.0 million, compared with $5.3 million in fiscal 2009, which included the special assessment of $1.7 million.  The FDIC also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We made a payment of $14.1 million to the FDIC on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.  In the event that the special assessment and the prepayment do not provide sufficient funds for the FDIC to resolve future bank failures, the FDIC may require additional special assessments or increase assessment rates for all FDIC insured institutions.  An increase in premium rates or assessments could significantly increase our noninterest expense currently and for the foreseeable future, which will adversely affect our results of operations.

The Dodd-Frank Act included provisions relating to FDIC deposit insurance to permanently increase deposit insurance coverage for eligible accounts from $100,000 to $250,000 and give the FDIC additional flexibility in setting deposit insurance assessments.  Additionally, the method for assessing deposit insurance will change from an insured depository institution’s insured deposits to its average consolidated total assets less average tangible equity, with applicable changes in rate as well.  The final regulations related to the Dodd-Frank Act are still pending, and we cannot be certain what, if any, effect the Dodd-Frank will have on deposit insurance and deposit insurance assessments.

We are party to various lawsuits incidental to our business.  Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities.  Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems.  While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, result of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

Provisions in our Certificate of Incorporation and Bylaws, the corporate law of the State of Delaware and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.  These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 15% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy on our Board of Directors, and supermajority voting requirements to remove any of our directors.  Our Certificate of Incorporation also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

First Financial’s corporate offices are located on Mall Drive, Charleston, South Carolina.  This site is also the location of the commercial banking, wealth management, operations and administrative groups for First Federal, as well as the main office for First Southeast Insurance and First Southeast 401(k).  At September 30, 2010, First Financial’s subsidiaries operated through 77 locations, primarily along coastal South Carolina as well as in the Florence, Columbia, and upstate region of South Carolina and in Burlington, and Wilmington, North Carolina.  First Federal has 66 financial centers, of which 32 are owned, 15 are leased offices, and 19 are leased spaces inside a major retailer.  In addition, First Federal leases properties for off-site ATMs and owns land for potential future branch locations.  The two insurance subsidiaries, First Southeast Insurance and Kimbrell, have a combined total of 11 leased offices, four of which are located in First Federal financial centers.  First Southeast Investors has 25 leased offices, 21 of which are located in a First Federal financial center.  The owned locations do not have any major encumbrances and most of the leases have renewal or purchase options.  At certain locations, a portion of the building is leased to unaffiliated tenants under long-term contracts.  We believe our facilities are suitable and adequate to operate our banking, insurance, and related businesses.  Additional information related to First Financial’s property is incorporated herein by reference from Note 7 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, First Federal is subject to various legal proceedings and claims, which arise in the ordinary course of business.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, First Financial believes that final resolution of such litigation will not materially affect its consolidated financial position or results of operations.  At such time that exposure is identified, it is First Financial’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is determinable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.”  There were 6,128 shareholders as of September 30, 2010, which includes record holders and individual participants in security position listings.  The following table presents First Financial’s high and low stock prices and cash dividends paid per share during each quarter for the last two fiscal years.

			Cash Dividend
	High	Low	Declared
Fiscal 2010
Quarter ended December 31, 2009	$16.62	$11.65	$0.050
Quarter ended March 31, 2010	15.54	10.31	0.050
Quarter ended June 30, 2010	15.70	11.36	0.050
Quarter ended September 30, 2010	13.13	8.98	0.050

Fiscal 2009
Quarter ended December 31, 2008	$26.53	$16.00	$0.255
Quarter ended March 31, 2009	22.49	4.95	0.050
Quarter ended June 30, 2009	10.57	7.39	0.050
Quarter ended September 30, 2009	18.64	8.57	0.050

The timing and amount of cash dividends to be paid is determined by the Board of Directors and is dependent upon earnings, capital position, financial condition, and other relevant factors.  As a recipient of funds from the Treasury’s TARP CPP, First Financial is restricted from repurchasing common stock, preferred stock, or trust preferred stock as well as paying quarterly common stock dividend payments in excess of $0.255 per share unless approved by Treasury and the OTS.  This restriction will remain in effect until such time as Treasury no longer holds its preferred shares.  Other restrictions on First Financial’s ability to pay dividends are incorporated herein by reference from Note 12 to the Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plan information is provided under Item 12 of this Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

First Financial did not repurchase any equity securities during the fiscal year ended September 30, 2010.

Stock Performance Graph

The following graph compares the five-year cumulative total return of First Financial’s common stock with the SNL Bank Index and the NASDAQ Bank Index.  The SNL Bank Index is a market capitalization weighted index which includes all Major Exchange (NYSE, NYSE Amex, NASDAQ) banks in SNL’s coverage universe (over 350 banks but not First Financial).  The NASDAQ Bank Index (symbol: IXBK) is a market capitalization weighted index which includes over 650 banks listed on NASDAQ (including First Financial).  Both indices are designed to effectively represent the performance of the broad and diverse US banking industry.  The presentation assumes that $100 was invested at the closing price on September 30, 2005 in First Financial’s common stock and in each index and that all dividends were reinvested.  The returns shown are not necessarily indicative of future performance.

	Period Ended
Index	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
First Financial	100.00	114.32	107.60	93.94	58.97	41.84
SNL Bank Index	100.00	120.13	116.95	85.32	59.79	54.29
NASDAQ Banks	100.00	108.18	99.74	80.14	55.84	54.55

Source: SNL Financial

ITEM 6.  SELECTED FINANCIAL DATA

Several balance sheet and statement of operations accounts have been reclassified for presentation consistent with industry standards.  Specifically, loans are now grouped by purpose rather than by underlying collateral.  Noninterest-bearing deposit accounts now include customer escrow and official check balances, which were previously disclosed separately on the face of the Consolidated Balance Sheets.  Several expense accounts, which were previously netted against their respective revenues, have been moved from noninterest income to noninterest expense.  Several new categories of noninterest income and noninterest expense have been separated from other noninterest income and other noninterest expense, respectively, and are now presented separately on the Consolidated Statement of Operations.  While all prior periods have been revised retrospectively to be consistent with this presentation, these changes do not affect First Financial’s reported consolidated financial condition or results of operations for any of the prior periods.

In addition to results presented in accordance with GAAP, the summary of selected consolidated financial information and other financial data includes non-GAAP financial measures such as net interest margin, the efficiency ratio, the ratio of tangible common equity to tangible assets, and tangible book value per common share.  We believe these non-GAAP financial measures provide additional information that is useful to investors in understanding our underlying performance, our business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry.  Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited.  Although we believe the above non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.  Reconciliations of the non-GAAP measures are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Non-GAAP Financial Measures” discussed below.

Five Year Summary of Selected Financial Data
	Year ended September 30,
(dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Summary of Operations
Interest income	$180,921	$188,796	$174,772	$168,000	$151,340
Interest expense	54,458	67,114	83,408	85,173	71,615
Net interest income	126,463	121,682	91,364	82,827	79,725
Provision for loan losses	125,194	66,883	16,939	5,164	4,894
Net interest income after provision for loan losses	1,269	54,799	74,425	77,663	75,030
Noninterest income	71,264	61,435	66,833	56,478	55,896
Noninterest expense	133,710	116,386	104,261	93,694	87,877
(Loss) Income before income tax	(61,177)	(152)	36,997	40,447	42,850
Income tax (benefit) expense	(24,388)	(615)	14,359	15,375	15,221
(Loss) Income before extraordinary item	(36,789)	463	22,638	25,072	27,629
Extraordinary item
Gain on acquisition, less income tax of $18,833	—	28,857	—	—	—
Net (loss) income	$(36,789)	$29,320	$22,638	$25,072	$27,629
Preferred stock dividends	3,252	2,663	—	—	—
Accretion on preferred stock	556	431	—	—	—
Net (loss) income available to common shareholders	$(40,597)	$26,226	$22,638	$25,072	$27,629

Per Common Share Data
Net (loss) income per common share:
Basic	$(2.46)	$2.24	$1.94	$2.10	$2.30
Diluted	(2.46)	2.24	1.94	2.07	2.27
Market price, end of period	11.14	15.97	26.18	31.28	34.22
Book value per common share	15.32	18.03	15.69	15.96	15.29
Tangible book value per common share (non-GAAP)[1]	13.02	15.64	12.59	14.02	13.40
Dividends	0.200	0.405	1.020	1.000	0.960
Shares outstanding, end of period	16,527	15,897	11,692	11,635	12,021
Balance Sheet Summary, at year end
Assets	$3,323,015	$3,510,287	$2,973,994	$2,711,370	$2,658,128
Investment securities	473,372	561,296	412,479	352,640	351,861
Loans	2,564,348	2,661,742	2,348,527	2,149,893	2,070,832
Allowance for loan losses	86,871	68,473	23,990	15,428	14,681
Deposits	2,415,063	2,319,533	1,868,126	1,873,710	1,843,232
Advances from FHLB, other short-term borrowings and long-term debt	555,439	797,956	893,205	606,207	580,968
Shareholders’ equity	318,190	351,649	183,478	185,715	183,765
Balance Sheet Summary, average for the year
Assets	$3,398,843	$3,349,677	$2,863,121	$2,677,363	$2,598,280
Investment securities	508,144	583,518	418,647	339,963	378,809
Loans	2,637,613	2,595,321	2,248,516	2,114,467	1,995,795
Allowance for loan losses	79,927	47,196	19,007	14,887	14,312
Deposits	2,387,636	2,133,515	1,867,705	1,868,908	1,774,780
Advances from FHLB, other short-term borrowings and long-term debt	642,351	901,720	773,672	566,459	595,890
Shareholders’ equity	339,072	266,265	186,219	187,113	175,284
Selected Ratios
Return on average assets	(1.08)%	0.01%	0.79%	0.94%	1.06%
Return on average equity	(10.85)	0.17	12.16	13.99	15.76
Net interest margin (FTE)[2]	3.94	3.81	3.41	3.36	3.35
Efficiency ratio (non-GAAP)[1]	66.45	62.02	65.99	67.37	64.80
Asset Quality Ratios
Allowance for loan losses as a percent of loans	3.39%	2.57%	1.02%	0.72%	0.71%
Allowance for loan losses as a percent of nonperforming loans	61.54	85.00	116.27	251.43	389.94
Nonperforming loans as a percent of loans	5.51	3.03	0.88	0.29	0.18
Nonperforming assets as a percent of loans and other repossessed assets aquired	5.94	3.82	1.07	0.36	0.27
Nonperforming assets as a percent of total assets	4.61	2.92	0.84	0.28	0.21
Net loans charged-off as a percent of average loans	4.05	1.02	0.37	0.21	0.22
Net loans charged-off (000)	$106,796	$26,532	$8,377	$4,417	$4,368
Capital Ratios
Equity to assets	9.98%	7.95%	6.50%	6.99%	6.75%
Tangible common equity to tangible assets (non-GAAP)[1]	6.55	7.16	5.01	6.07	6.11
Dividend payout ratio	(8.13)	18.08	52.58	47.62	41.74
Leverage capital ratio[3]	8.47	7.67	7.32	7.38	7.17
Tier 1 risk-based capital ratio[3]	11.27	9.77	9.75	9.75	9.76
Total risk-based capital ratio[3]	12.55	11.02	10.75	10.49	10.53

[1]	See Item 7. Managements Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
[3]	Calculated for First Federal

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of First Financial’s financial condition and results of operations and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes.  The discussion highlights the principal factors affecting earnings (loss) for the fiscal years ended September 30, 2010, September 30, 2009, and September 30, 2008 and the significant changes in balance sheet items from September 30, 2009 to September 30, 2010 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to consolidated financial statements, and the accompanying tables, charts, and financial statistics appearing elsewhere in this report.  Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on First Financial’s operations and financial conditions.

Nature of First Financial’s Business

First Financial has two primary sources of revenue, net interest income and noninterest income.  Net interest income is the difference between interest income, the income earned on loans and investments, and interest expense, the interest paid on deposits and borrowings.  Noninterest income represents fees and other revenue from financial services provided to customers.  The majority of noninterest income comes from service charges and fees on deposit accounts, insurance revenues, and mortgage banking income.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (“GAAP”), this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, tangible common book value, and net interest margin.  We believe these non-GAAP financial measures provide additional information that is useful to investors in understanding our underlying performance, our business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry.  Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited.  Readers should be aware of these limitations and should be cautious to their use of such measures.  To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons.  Although we believe the above non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

First Financial believes that the exclusion of goodwill and other intangible assets facilitates the comparison of results for ongoing business operations.  The tangible common equity (“TCE”) ratio and tangible common book value (“TBV”) have become a focus of some investors, analysts and banking regulators.  Management believes these measures may assist in analyzing First Financial’s capital position absent the effects of intangible assets and preferred stock.  Because TCE and TBV are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures.  However, analysts and banking regulators may assess First Financial’s capital adequacy using TCE or TBV, therefore, management believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis.

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio.  First Financial believes the presentation of net interest margin on a taxable equivalent basis using a 35% effective federal tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.  See ”Item 6. Selected Financial Data,” the Non-GAAP Reconciliation table set forth below, and “Net Interest Income – Average  Balances/Net Interest Income/Average Rates” in this report for additional information.

The following table presents the calculation of these non-GAAP measures for the past five years.

Non-GAAP Reconciliation
	Year ended September 30,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Efficiency Ratio
Net interest income (A)	$126,463	$121,682	$91,364	$82,827	$79,725
Taxable equivalent adjustment (B)	628	545	57	32	2
Noninterest income (C)	71,264	61,435	66,833	56,478	55,896
Investment securities (loss) gain (D)	(2,853)	(3,993)	264	266	5
Noninterest expense (E)	133,710	116,386	104,261	93,694	87,877
Efficiency Ratio: E/(A+B+C-D)	66.45%	62.02%	65.99%	67.37%	64.80%

Tangible Assets and Tangible Common Equity
Total assets	$3,323,015	$3,510,287	$2,973,994	$2,711,370	$2,658,128
Goodwill	(28,260)	(29,278)	(27,892)	(21,679)	(21,368)
Other intangible assets, net	(9,754)	(8,683)	(8,349)	(948)	(1,338)
Tangible assets	$3,285,001	$3,472,326	$2,937,753	$2,688,743	$2,635,422

Total shareholders' equity	$318,190	$351,649	$183,478	$185,715	$183,765
Preferred stock	(65,000)	(65,000)	—	—	—
Goodwill	(28,260)	(29,278)	(27,892)	(21,679)	(21,368)
Other intangible assets	(9,754)	(8,683)	(8,349)	(948)	(1,338)
Tangible common equity	$215,176	$248,688	$147,237	$163,088	$161,059

Shares outstanding, end of period (000)	16,527	15,897	11,692	11,635	12,021

Tangible book value per common share	$13.02	$15.64	$12.59	$14.02	$13.40

Tangible common equity to tangible assets	6.55%	7.16%	5.01%	6.07%	6.11%

Critical Accounting Policies and Estimates

First Financial’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the financial institutions industry.  Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements.  Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ significantly from these estimates.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, fair value measurements, and income taxes.  First Financial believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations.  Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors.  First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents First Federal’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the Consolidated Balance Sheets.  Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and rating of the loan portfolio, consideration of past banking industry and First Federal’s loan loss experience, trends in delinquent and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses.  Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on First Federal’s historical loss experience and additional qualitative adjustments for internal and external factors.  Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

First Federal’s allowance for loan loss methodology is based on GAAP and SEC guidance.  Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.  See “- Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in the allowance for loan losses on a timely basis.  First Federal utilizes regulatory guidance and its own experience in this analysis.  In addition, several regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.

Actual loss ratios experienced in the future may vary from those projected.  In the event that management overestimates future cash flows or underestimates losses on loan pools, First Federal may adjust the allowance for loan losses through the provision for loan losses, which will impact results of operations in the period where the variance is identified.  Management believes that the allowance for loan losses at each balance sheet date is adequate and appropriate in accordance with GAAP.  See Notes 1 and 5 to the Consolidated Financial Statements for additional information.

Goodwill

Goodwill arises from business acquisitions and is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less liabilities assumed.  Goodwill, which resides almost entirely in the insurance business segment, is evaluated for impairment at least annually and First Financial performs this annual test as of May 31 of each year.  Goodwill impairment analyses are performed on a more frequent basis if events or circumstances indicate that it is more likely than not that the fair values of the reporting units are below their respective carrying amounts.  Such events could include a significant adverse change in legal factors or in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, an unanticipated loss of key employees, a decision to change the operations or dispose of a reporting unit, cash or operating losses, significant revisions to forecasts, or a long-term negative outlook for the industry.

The goodwill impairment test is comprised of two steps.  In Step 1, First Financial estimates the fair value of the reporting units using historical capitalized earnings compared to the carrying amount of the reporting units.  Depending on the results of Step 1, further testing may be warranted.  In Step 2, First Financial estimates the fair value of the reporting units’ assets and liabilities in the same manner as if a purchase of the reporting unit was taking place using exit pricing and discounted cash flows derived from internal earnings forecasts.  First Financial’s management believes that the estimates and assumptions used in its goodwill impairment analyses are reasonable.  However, since this evaluation process requires First Financial to make estimates and assumptions with regard to the fair value of its reporting units, actual values may differ significantly from these estimates.  First Financial performed its annual impairment test as of May 31, 2010 and concluded that no impairment existed.  See Note 8 to the Consolidated Financial Statements for additional information.

Fair Value Measurements

A number of valuation techniques are used to determine the fair value of assets and liabilities in First Financial’s financial statements.  These include quoted market prices for securities, interest rate swap valuations based on the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques.  Fair value measures for assets and liabilities where there exists limited or no observable market data are based primarily on estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.  Significant changes in the aggregate fair value of assets or liabilities required to be measured at fair value or for impairment will be recognized in the statement of operations.  See Note 17 to the Consolidated Financial Statements for additional information.

Income Taxes

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year.  Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in First Financial’s financial statements or tax returns.  A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years.  First Financial assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  For example, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets.

The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on enacted tax laws and other future events.  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.  First Financial believes its tax assets and liabilities are adequate and are properly recorded in the Consolidated Financial Statements.  See Note 13 to the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

Notes 1 and 2 to the Consolidated Financial Statements discuss new accounting policies adopted by First Financial during fiscal 2010 and 2009 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects First Financial’s financial condition, results of operations, or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Significant Developments

On September 29, 2009, First Financial completed the sale of $65.0 million of its common stock in an underwritten public offering.  After deducting underwriting discounts and commissions as well as other expenses associated with the offering, the net proceeds totaled $60.6 million.  The underwriters exercised their over-allotment option in full in October 2009, which resulted in additional proceeds of $9.2 million, net of expenses.

On July 1, 2009, First Federal purchased American Pensions, Inc. (“API”), a retirement plan consulting, fiduciary and administration services provider located in Charleston, South Carolina.  First Federal acquired approximately $310 thousand in cash, accounts receivable, prepaid and tangible assets and less than $100 thousand in liabilities.  Additionally, $3.1 million in intangible assets resulted from the acquisition.

On April 10, 2009, First Federal acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina, in an FDIC-assisted acquisition (“Cape Fear Acquisition”).  The acquisition consisted of assets with a fair value of $413.2 million and liabilities with a fair value of $384.3 million.  In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (“covered assets”).

On December 5, 2008, pursuant to the United States (“U.S.”) Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase common stock (the “Warrant”).

On April 10, 2008, First Southeast Insurance Services, Inc. (“First Southeast Insurance”) purchased Somers-Pardue Insurance Services (“Somers-Pardue”), an independent insurance agency based in Burlington, North Carolina, for $18.8 million, of which $6.2 million was recorded as goodwill and $8.0 million was recorded as an intangible asset.  In addition, the principal of Somers-Pardue has a right to receive future payments if the agency achieves predetermined financial performance results.  If the payment is made, goodwill will be increased.

Results of Operations

First Financial recorded a net loss for the fiscal year ended September 30, 2010 of $(36.8) million compared with net income before extraordinary item of $463 thousand and net income of $29.3 million for the fiscal year ended September 30, 2009.  The extraordinary item recorded in fiscal 2009 was related to the $28.9 million gain, net of taxes, on the Cape Fear Acquisition.  Including the preferred stock dividend and related accretion, the net loss available to common shareholders was $(40.6) million for the fiscal year ended September 30, 2010, compared with net income available to common shareholders of $26.2 million for the September 30, 2009 fiscal year.  Basic and diluted net loss per common share was $(2.46) for the current fiscal year compared with net income per common share of $2.24 for the fiscal year ended September 30, 2009.

Net interest income and noninterest income increased $14.6 million or 8.0% in aggregate as a result of the increase in earning assets from the Cape Fear Acquisition, increases in mortgage and other loan income related to a higher volume of loan originations and associated sales of the loans due to the low interest rate environment; increases in 401(k) plan administration fees related to the acquisition of API during the latter part of fiscal 2009; and income related to the final settlement with the FDIC for the Cape Fear Acquisition.  Offsetting the increases in revenue were higher levels of provision for loan losses and noninterest expense.  The provision for loan losses increased from $66.9 million to $125.2 million primarily due to higher classified and nonperforming loan levels and higher net charge-offs.  Noninterest expense increased $17.3 million or 14.9% to $133.7 million for fiscal 2010 as compared with the prior fiscal year.  The majority of the increase, $7.7 million, was related to salaries and employee benefits due to an increase in personnel primarily associated with acquisitions and new positions added during the year.  Other significant increases in expenses were related to occupancy and other costs associated with the acquisitions, higher levels of real estate owned (“REO”) expenses and writedowns on REO to reflect further fair value declines for the underlying properties, and reserves related to losses incurred in fiscal 2010 at First Federal’s reinsurance subsidiary.

Net Interest Income

The following table presents an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	Year ended September 30,
	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$11,559	$59	0.51%	$11,944	$58	0.49%	$9,607	$288	3.00%
Securities available for sale	440,048	23,243	5.28	525,652	29,470	5.61	378,751	18,939	5.00
Securities held to maturity[1]	22,485	1,186	8.07	15,610	1,034	10.12	2,853	125	6.38
Nonmarketable securities - FHLB stock	45,611	111	0.24	42,256	184	0.44	37,043	1,881	5.08
Loans[2]	2,637,613	152,522	5.78	2,595,321	155,674	6.00	2,248,516	153,539	6.83
FDIC indemnification asset, net	65,245	3,800	5.82	18,460	2,376	12.87	—	—	—
Total earning assets	3,222,561	180,921	5.63%	3,209,243	188,796	5.90%	2,676,770	174,772	6.53%

Nonearning assets
Cash and due from banks	56,693			61,456			62,820
Allowance for loan losses	(79,927)			(47,196)			(19,007)
Other assets	199,516			126,174			142,538
Total assets	$3,398,843			$3,349,677			$2,863,121

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$360,090	$1,126	0.31%	$320,814	$1,506	0.47%	$289,473	$2,051	0.71%
Savings	159,970	699	0.44	138,092	641	0.46	130,327	697	0.53
Money market	355,586	3,610	1.02	326,111	4,299	1.32	370,692	10,869	2.93
Certificate of deposits	1,290,558	27,349	2.12	1,146,874	34,448	3.00	872,166	37,029	4.25
Total deposits	2,166,204	32,784	1.51%	1,931,891	40,894	2.12%	1,662,658	50,646	3.05%
Advances from FHLB	517,626	18,100	3.50	660,706	21,722	3.29	713,334	28,957	4.06
Other short-term borrowings and long-term debt	124,725	3,574	2.87	241,014	4,498	1.87	60,338	3,805	6.31
Total interest-bearing liabilities	2,808,555	54,458	1.94%	2,833,611	67,114	2.37%	2,436,330	83,408	3.42%

Noninterest-bearing liabilities
Noninterest-bearing deposits	221,432			201,624			205,047
Other liabilities	29,784			48,177			35,525
Total liabilities	3,059,771			3,083,412			2,676,902
Shareholders’ equity	339,072			266,265			186,219
Total liabilities and shareholder's equity	$3,398,843			$3,349,677			$2,863,121
Net interest income/interest spread		$126,463	3.69%		$121,682	3.53%		$91,364	3.11%
Contribution of noninterest bearing sources of funds			0.25			0.28			0.30
Net interest margin (FTE)[3]			3.94%			3.81%			3.41%

1   Interest income used in the average rate calculation includes the tax equivalent adjustment of $628 thousand, $545 thousand and $57 for fiscal years ended September 30, 2010, 2009, and 2008, respectively, calculated based on a federal tax rate of 35%.
2  Average balances of loans include loans held for sale and  nonaccrual loans.
3  Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

The increase in net interest margin for fiscal 2010 as compared with fiscal 2009 was primarily the result of higher average earning assets due to the full-year effect of the Cape Fear Acquisition as well as deposits repricing lower and faster than loans and investments.  The increase in net interest margin for fiscal 2009 as compared with fiscal 2008 was primarily the result of the partial-year effect of the Cape Fear Acquisition, partially offset by lower rates on earning assets due to the low interest rate environment.

The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Year ended September 30,			Year ended September 30,
	2010 versus 2009			2009 versus 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Interest bearing deposits with banks	$(2)	$3	$1	$57	$(287)	$(230)
Securities available for sale	(4,581)	(1,646)	(6,227)	8,011	2,520	10,531
Securities held to maturity	391	(239)	152	816	93	909
Nonmarketable securities - FHLB stock	14	(87)	(73)	232	(1,929)	(1,697)
Loans	2,523	(5,675)	(3,152)	22,094	(19,959)	2,135
FDIC indemnification asset, net	3,310	(1,886)	1,424	2,376	—	2,376
Total interest income	$1,655	$(9,530)	$(7,875)	$33,586	$(19,562)	$14,024
Interest expense
Deposit accounts
Checking accounts	$167	$(547)	$(380)	$186	$(731)	$(545)
Savings accounts	97	(39)	58	39	(95)	(56)
Money market accounts	363	(1,052)	(689)	(1,180)	(5,390)	(6,570)
Certificate accounts	3,938	(11,037)	(7,099)	9,941	(12,522)	(2,581)
Total deposits	4,565	(12,675)	(8,110)	8,986	(18,738)	(9,752)
Advances from FHLB, other short-term borrowings and long-term debt	(7,655)	3,109	(4,546)	2,874	(9,416)	(6,542)
Total interest expense	(3,090)	(9,566)	(12,656)	11,860	(28,154)	(16,294)
Net interest income	$4,745	$36	$4,781	$21,726	$8,592	$30,318

Note:	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Fiscal 2010 compared with Fiscal 2009

The increase in net interest income reflects volume variances that were favorable in the aggregate, partially offset by rate variances that were slightly unfavorable in the aggregate.  The volume variance was primarily the result of the full-year effect of the Cape Fear Acquisition.  This increase was partially offset by lower balances on securities available for sale as a result of not reinvesting maturities and using portfolio cash flow to reduce short-term borrowings.  Increases in interest-bearing deposits increased interest expense but was more than offset by lower Federal Home Loan Bank (“FHLB”) advances and other borrowings.  The rate variance was fairly neutral as both assets and liabilities repriced down as a result of the significant market interest rate declines throughout fiscal 2010.  Rate reductions on deposit accounts more than offset the higher rates on borrowings due, in part, to the short-term nature of the majority of the deposits while certain advances from the FHLB were extended for asset/liability planning purposes.

Fiscal 2009 compared with Fiscal 2008

The increase in net interest income reflects rate and volume variances that were favorable in the aggregate. The favorable volume variance was primarily the result of the partial-year effect of the Cape Fear Acquisition.  The rate variance was primarily the result of lower market interest rates in fiscal 2009, which positively impacted net interest income as interest-bearing liabilities repriced faster than interest earning assets.

Provision for Loan Losses

After determining what First Financial believes is an adequate allowance for loan losses based on the risk in the loan portfolio, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses and net charge-offs.  The provision for loan losses totaled $125.2 million for fiscal 2010, compared with $66.9 million and $16.9 million in fiscal 2009 and fiscal 2008, respectively.  The increase during these periods was primarily the result of higher classified and nonperforming loan levels and higher net charge-offs, which increased the historical loss rates and affected the qualitative factors used to calculate the allowance for loan losses.  Net charge-offs increased primarily as a result of economic conditions in the markets First Financial serves as well as declines in property values on collateral supporting commercial and residential real estate loans.  See “– Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income for the last three fiscal years.

Noninterest income
	Year ended September 30,			2010-2009 Change		2009-2008 Change
(dollars in thousands)	2010	2009	2008	$	%	$	%
Service charges on deposit accounts	$25,574	$24,407	$25,708	$1,167	4.8%	$(1,301)	(5.1)%
Insurance	25,507	27,022	26,573	(1,515)	(5.6)%	449	1.7%
Mortgage and other loan income	11,394	8,203	7,563	3,191	38.9%	640	8.5%
Trust and plan administration	4,412	1,841	973	2,571	139.7%	868	89.2%
Brokerage fees	2,281	2,028	2,923	253	12.5%	(895)	(30.6)%
Other	4,949	1,927	3,579	3,022	156.8%	(1,652)	(46.2)%
Net impairment losses recognized in earnings	(2,853)	(3,993)	(486)	1,140	(28.5)%	(3,507)	721.6%
Total noninterest income	$71,264	$61,435	$66,833	$9,829	16.0%	$(5,398)	(8.1)%

Fiscal 2010 compared with Fiscal 2009

The increase in service charges on deposit accounts was primarily the result of the full-year effect of the Cape Fear Acquisition combined with additional interchange revenue of $1.8 million related to higher customer ATM and debit transaction volumes.  These increases were partially offset by lower penalty charges of $679 thousand due to customers holding higher deposit balances.  Insurance revenue decreased primarily due to current economic market conditions and an increase in customer loss claims, which adversely affected contingent performance-based premiums.  The increase in mortgage and other loan income was primarily the result of higher residential mortgage origination volume, of which over 50% was sold in the secondary market.  Mortgage banking activities, which includes gains on sales, servicing fees, and hedge results, accounted for $2.8 million of the increase while additional loan late fees and other loan income resulting from higher volumes and the full-year effect of the Cape Fear Acquisition accounted for $370 thousand of the increase.  Trust and plan administration revenue increased primarily as a result of the full-year effect of the API acquisition, which occurred in July 2009.  The increase in brokerage fees was primarily the result of improved financial market conditions during fiscal 2010, new accounts related to expansion of the wealth management department, and improvements in consumer confidence regarding investment alternatives translating to higher trading volumes.  Other noninterest income increased primarily due to a $1.4 million gain on the donation of a branch location during the year as well as the receipt of $1.5 million from the FDIC for the final settlement on the Cape Fear Acquisition.  Net securities losses decreased primarily due to lower other-than-temporary-impairments (“OTTI”) on investment securities.

Fiscal 2009 compared with Fiscal 2008

The decrease in service charges on deposit accounts was primarily the result of lower penalty charges of $1.9 million due to customers holding higher deposit balances, partially offset by an increase in interchange revenue of $531 thousand related to higher customer ATM and debit transaction volumes.  Insurance revenue increased primarily due to the full-year impact of the Somers-Pardue acquisition, which occurred in April 2008.  Higher premium volumes due to the acquisition were partially offset by a $481 thousand reduction in contingent commissions.  The increase in mortgage and other loan income was primarily the result of higher residential mortgage origination volume, of which over 65% was sold in the secondary market.  Mortgage banking activities accounted for $509 thousand of the increase while loan late fees and other loan income increased $130 thousand.  Trust and plan administration revenue increased due to the API acquisition in July 2009.  The decrease in brokerage fees was primarily the result of negative market conditions in early fiscal 2009 as well as the departure of several seasoned salespeople.  Other noninterest income decreased primarily due to gains on the sale of several vacant land properties previously purchased for potential expansion.  Net securities losses increased primarily due to OTTI charges on investment securities as a result of negative market conditions.

Noninterest Expense

The following table summarizes the components of noninterest expense for the last three fiscal years.

Noninterest expense
	Year ended September 30,			2010-2009 Change		2009-2008 Change
(dollars in thousands)	2010	2009	2008	$	%	$	%

Salaries and employee benefits	$73,957	$66,221	$66,102	$7,736	11.7%	$119	0.2%
Occupancy costs	9,713	8,856	8,113	857	9.7%	743	9.2%
Furniture and equipment	8,820	8,315	6,489	505	6.1%	1,826	28.1%
Real estate owned (REO) expenses, net	7,123	3,071	528	4,052	131.9%	2,543	481.6%
FDIC insurance and regulatory fees	4,672	5,787	1,166	(1,115)	(19.3)%	4,621	396.3%
Professional services	4,161	3,670	2,309	491	13.4%	1,361	58.9%
Advertising and marketing	3,265	2,852	3,025	413	14.5%	(173)	(5.7)%
Other loan expense	1,669	1,074	436	595	55.4%	638	146.3%
Intangible asset amortization	960	761	617	199	26.1%	144	23.3%
Other expense	19,370	15,779	15,476	3,591	22.8%	303	2.0%
Total noninterest expense	$133,710	$116,386	$104,261	$17,324	14.9%	$12,125	11.6%

Fiscal 2010 compared with Fiscal 2009

All noninterest expense categories increased as a result of the full-year effect of the Cape Fear Acquisition in April 2009 and the purchase of API in July 2009.  Also contributing to the increase in salaries and employee benefits was new positions added during the year in wealth management, correspondent lending, and mortgage origination, as well as in operations and administrative areas.  REO expense increased primarily due to $3.9 million in additional writedowns to reflect further fair value declines on the underlying properties and $421 thousand in higher maintenance costs, which does not include the impact of amortizing the Cape Fear fair-value adjustment on REO properties, due to an increase in the number of properties during fiscal 2010.  The decrease in FDIC insurance and regulatory fees was primarily the result of an industry-wide special assessment paid in fiscal 2009.  Other loan expense increased primarily due to higher appraisal costs on commercial and residential properties.  In addition to the full-year effect of the 2009 acquisitions, the increase in other noninterest expenses was due to a $1.4 million contribution in conjunction with the donation of a former branch facility as well as $743 thousand required to replenish insurance reserves at the reinsurance subsidiary related to losses incurred during the year.

Fiscal 2009 compared with Fiscal 2008

All noninterest expense categories realized increases as a result of the aforementioned 2009 acquisitions of Cape Fear Bank and API as well as the full-year effect of the 2008 acquisition of Somers-Pardue.  In addition, the increase in furniture and equipment expense was due to opening additional in-store financial center locations during fiscal 2009.  REO expense increased primarily due to $2.2 million in additional writedowns to reflect further fair value declines on the underlying properties and $567 thousand in higher maintenance costs, which does not include the impact of amortizing the Cape Fear fair-value adjustment on REO properties, due to an increase in the number of properties during fiscal 2009.  The increase in FDIC insurance and regulatory fees was primarily the result of an industry-wide rate increase and the aforementioned special assessment.  Other loan expense increased due to higher collection costs associated with defaulted lot loans.

Income Taxes

The income tax benefit for fiscal 2010 totaled $(24.4) million, compared with a benefit of $(615) thousand in fiscal 2009 and an expense of $14.4 million in fiscal 2008.  Additionally, income tax expense of $18.8 million was recorded during fiscal 2009 in conjunction with the gain associated with the Cape Fear Acquisition.  The income tax (benefit) expense fluctuates in conjunction with pre-tax (loss) income levels.  After including the fiscal 2009 income tax provision related to the Cape Fear Acquisition, the effective tax rate was 39.86%, 38.32%, and 38.81% for 2010, 2009, and 2008, respectively.

First Financial regularly monitors its deferred tax assets, which totaled $4.0 million at September 30, 2010.  We consider the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback period, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset.  After evaluating all positive and negative evidence available as of September 30, 2010, First Financial concluded that it is more likely than not that it will be able to realize its deferred tax benefits and that a valuation allowance is not needed.  Refer to Note 13 to the Consolidated Financial Statements for additional information.

Line of Business Results

A brief summary of the financial performance for each line of business comparing operating results for fiscal 2010, 2009, and 2008 follows.  Descriptions of each business segment, important financial performance data, and the methodologies used to measure financial performance are presented in Note 18 to the Consolidated Financial Statements.

Banking

The Banking line of business, which represents First Federal, recorded a net loss of $(35.3) million for fiscal 2010, as compared with net income of $31.4 million (after the extraordinary gain from the Cape Fear Acquisition) and $23.2 million for fiscal 2009 and fiscal 2008, respectively.  The net loss for fiscal 2010 was primarily the result of a $125.2 million provision for loan losses, partially offset by the full-year effect of the Cape Fear Bank and API acquisitions.  The increase in net income for fiscal 2009 as compared with fiscal 2008 was primarily the result of the contributions from the Cape Fear Bank and API acquisitions which occurred in 2009, partially offset by a higher provision for loan losses.  The increases in the provision for loan losses in both fiscal 2010 and fiscal 2009 were due to higher levels of classified and nonperforming loans and loan charge-offs, which affected the historical loss rates and qualitative factors used to calculate the allowance for loan losses.

Insurance

The Insurance business segment, which represents First Southeast Insurance and Kimbrell Insurance Group, Inc., recorded net income of $2.4 million for fiscal 2010, as compared with $2.5 million and $3.4 million in fiscal 2009 and fiscal 2008, respectively.  Net income for fiscal 2010 and 2009 was negatively impacted by current economic market conditions and an increase in customer loss claims, which adversely affected contingent performance-based premiums.  These revenue reductions were partially offset by the effects of the Somers-Pardue acquisition in July 2009.

Other

The Other line of business, as presented in Note 18 to the Consolidated Balance Sheets, represents the holding company as well as the registered investment advisor and registered broker-dealer subsidiaries.  This segment recorded a net loss of $(3.8) million in fiscal 2010, as compared with net losses of $(4.5) million and $(4.0) million in fiscal 2009 and fiscal 2008, respectively.  The net income variances for this segment are primarily the result of interest expense related to First Financial’s line of credit, which was paid off in fiscal 2010, and fluctuations in revenues from the broker-dear subsidiary.

Financial Condition

Total assets at September 30, 2010 were $3.3 billion, a decrease of $187.3 million or 5.3% from September 30, 2009.  The decline was primarily the result of reductions in total loans due to weak customer demand and increased charge-offs, as well as lower levels of investment securities due to increased prepayments on mortgage-backed securities.  Total liabilities at September 30, 2010 were $3.0 billion, a decrease of $153.8 million or 4.9% from September 30, 2009.  The decline was primarily due to using investment portfolio cash flows to pay down other short-term borrowings, partially offset by higher advances from the FHLB and increases in customer deposits due to various initiatives to attract and retain core deposits.  Total equity at September 30, 2010 was $318.2 million, a decrease of $33.5 million or 9.5% from September 30, 2009 primarily due to the net loss for the 2010 fiscal year.

Investment Securities

The primary objectives in managing the investment securities portfolio include maintaining a portfolio of high quality, highly-liquid investments with returns competitive with short-term U.S. Treasury or agency securities and highly rated corporate securities.  First Federal maintains balances in short-term investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

The amortized cost and estimated fair value on investment securities at September 30, 2010 and 2009 follows.

	As of September 30,
	2010		2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Obligations of the U.S.government agencies and corporations	$2,021	$2,049	$2,173	$2,185
State and municipal obligations	450	466	450	474
Collateralized debt obligations and corporate securities	13,589	10,216	16,096	11,115
Mortgage-backed securities	382,842	395,245	466,756	478,980
Total securities available for sale	$398,902	$407,976	$485,475	$492,754

Securities Held to Maturity
State and municipal obligations	$21,623	$23,972	$21,495	$24,279
Certificates of deposit	906	906	906	906
Total securities held to maturity	$22,529	$24,878	$22,401	$25,185

Nonmarketable securities - FHLB stock	$42,867	$42,867	$46,141	$46,141

The reduction in securities available for sale at September 30, 2010 was primarily the result of high prepayment levels on mortgage-backed securities during fiscal 2010.  As part of First Financial’s asset/liability management strategies, the cash flow from these securities was used to pay down short-term borrowings.

We perform a thorough credit review of our investment securities portfolio on a quarterly basis to evaluate the underlying collateral as well as the supporting credit enhancement and structure.  As a result, OTTI charges of $2.9 million, $4.0 million, and $486 thousand were recorded in noninterest income in fiscal 2010, 2009, and 2008, respectively.  See Notes 1 and 4 to the Consolidated Financial Statements for additional information.

Maturities and average yields of investment securities are presented in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
September 30, 2010 (dollars in thousands)	Balance	Weighted average yield	Balance	Weighted average yield	Balance	Weighted average yield	Balance	Weighted average yield

Available for sale, at fair value
Obligations of the U.S.government agencies and corporations	$1,483	0.52%	$566	2.52%	$—	—%	$—	—%
State and municipal obligations	—	—	—	—	—	—	466	6.85
Collateralized debt obligations and corporate securities	—	—	—	—	1,071	5.64	9,145	2.04
Mortgage-backed securities	6	5.29	1,840	4.37	112,231	6.14	281,168	4.15
Total securities available for sale	$1,489	0.54%	$2,406	3.93%	$113,302	6.13%	$290,779	4.06%

Held to maturity, at amortized cost
State and municipal obligations	$—	—%	$—	—%	$—	—%	$21,623	6.13
Certificates of deposit	906	1.97	—	—	—	—	—	—
Total securities held to maturity	$906	1.97%	$—	—%	$—	—%	$21,623	6.13%

Loans

At September 30, 2010, the loan portfolio totaled $2.6 billion, or 77.2% of total assets.  Management emphasizes lending in the local markets we serve.  The majority of loans are originated to borrowers in our local market areas of Charleston, Florence, Hilton Head, and Myrtle Beach, South Carolina and Wilmington, North Carolina.  First Federal’s principal lending activity has historically consisted of the origination of residential mortgage loans secured by first mortgages on owner-occupied, one-to-four family residences and, to a lesser extent, on loans for the construction of one-to-four family residences.  We originate consumer loans, with an emphasis on home equity loans and lines of credit.  First Federal also originates commercial real estate loans and commercial business loans.  While we intend to increase our commercial and small business loan originations, a substantial portion of our loan portfolio is currently secured by real estate.

Because lending activities comprise such a significant source of revenue, our main objective is to adhere to sound lending practices.  Our Management Loan Committee, which consists of the Chief Credit Officer and senior lending personnel, is authorized to approve loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate.  Loan requests in excess of $5.0 million in aggregate credit exposure are presented to the Loan Committee of the Board of Directors for review and approval.

The following table summarizes outstanding loans by purpose of the loan.

	As of September 30,
	2010		2009		2008		2007		2006
LOANS (dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Residential loans
Residential 1-4 family	$836,644	32.6%	$749,289	28.2%	$719,092	30.6%	$711,149	33.1%	$732,219	35.4%
Residential construction	14,436	0.6	15,681	0.6	13,424	0.6	12,824	0.6	15,516	0.7
Residential land	56,344	2.2	75,707	2.8	75,751	3.2	77,663	3.6	133,130	6.4
Total residential loans	907,424	35.4	840,677	31.6	808,267	34.4	801,636	37.3	880,865	42.5

Commercial loans
Commercial business	92,650	3.6	128,097	4.8	112,805	4.8	109,289	5.1	117,538	5.7
Commercial real estate	598,547	23.3	601,135	22.6	448,667	19.1	404,360	18.8	356,783	17.2
Commercial construction	28,449	1.1	80,247	3.0	97,798	4.2	62,825	2.9	77,914	3.8
Commercial land	143,366	5.6	221,845	8.3	172,112	7.3	140,161	6.5	68,054	3.3
Total commercial loans	863,012	33.7	1,031,324	38.7	831,382	35.4	716,635	33.3	620,289	30.0

Consumer loans
Home equity	397,632	15.5	398,423	15.0	329,387	14.0	277,097	12.9	261,618	12.6
Manufactured housing	269,857	10.5	243,823	9.2	224,122	9.5	201,030	9.4	174,920	8.4
Marine	65,901	2.6	76,608	2.9	83,052	3.5	82,512	3.8	71,789	3.5
Other consumer	60,522	2.4	70,887	2.7	72,317	3.1	70,983	3.3	61,351	3.0
Total consumer loans	793,912	31.0	789,741	29.7	708,878	30.2	631,622	29.4	569,678	27.5
Total loans	2,564,348	100.0%	2,661,742	100.0%	2,348,527	100.0%	2,149,893	100.0%	2,070,832	100.0%
Less: Allowance for loan losses	86,871		68,473		23,990		15,428		14,681
Net loans	$2,477,477		$2,593,269		$2,324,537		$2,134,465		$2,056,151

Loans held for sale	$28,400		$25,603		$8,731		$6,311		$4,978

Note:  certain amounts have been reclassified to conform with current period presentation.

Included in the table above are loans covered under the loss share agreement with the FDIC (“covered loans”). The following table presents the outstanding balance for the covered loans at September 30, 2010.  The table also includes the amount of delinquent loans and nonperforming loans by category, as well as total other repossessed assets acquired and total classified covered loans at September 30, 2010.  See Notes 3 and 5 to the Consolidated Financial Statements for additional information.

Loans Covered Under Loss Share Agreement
	As of September 30, 2010
(dollars in thousands)	Loan	Delinquent Loans	Nonperforming Loans
Residential loans
Residential 1-4 family	$3,086	$—	$704
Residential construction	—	—	—
Residential land	10,959	265	114
Total residential loans	14,045	265	818

Commercial loans
Commercial business	16,215	394	2,147
Commercial real estate	99,639	1,786	4,870
Commercial construction	4,336	284	—
Commercial land	26,273	1,743	1,569
Total commercial loans	146,463	4,207	8,586

Consumer loans
Home equity	29,185	308	324
Manufactured housing	—	—	—
Marine	181	—	—
Other consumer	2,128	267	110
Total consumer loans	31,494	575	434
Total loans	$192,002	$5,047	$9,838
Other repossessed assets acquired	$4,901
Classified loans	$24,099

The following table presents the contractual terms to maturity for loans outstanding at September 30, 2010.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause First Federal’s actual principal payment experience to differ materially from that shown.  For example, the average life of mortgage loans tends to increase, however, when current market interest rates are substantially higher than the interest rates on existing loans and, conversely, decrease when the interest rates on existing loans are substantially higher than current market interest rates.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
					Rate Structure for Loans Maturing Over One Year
As of September 30, 2010 (dollars in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Interest Rate
Residential loans
Residential 1-4 family	$2,828	$13,887	$819,929	$836,644	$358,172	$475,644
Residential construction	—	—	14,436	14,436	14,436	—
Residential land	28,049	23,896	4,399	56,344	27,428	867
Total residential loans	30,877	37,783	838,764	907,424	400,036	476,511

Commercial loans
Commercial business	$45,230	$38,221	$9,199	$92,650	$39,275	$8,145
Commercial real estate	120,624	205,745	272,178	598,547	368,035	109,888
Commercial construction	19,756	3,752	4,941	28,449	8,693	—
Commercial land	92,791	44,832	5,743	143,366	25,159	25,416
Total commercial loans	278,401	292,550	292,061	863,012	441,162	143,449

Consumer loans
Home equity	$4,277	$2,838	$390,517	$397,632	$6,562	$386,793
Manufactured housing	1,199	4,485	264,173	269,857	268,455	203
Marine	976	12,560	52,365	65,901	64,925	—
Other consumer	29,257	14,993	16,272	60,522	31,239	26
Total consumer loans	35,709	34,876	723,327	793,912	371,181	387,022
Total loans	$344,987	$365,209	$1,854,152	$2,564,348	$1,212,379	$1,006,982

Percent to total loans	13.5%	14.2%	72.3%	100.0%	47.3%	39.3%

Residential Loans

At September 30, 2010, residential mortgage loans, which include one-to-four family loans, residential construction loans, and residential land loans, totaled 35.4% of total loans.  The following table provides a detailed breakdown of residential one-to-four family mortgage loans by the year of origination and geographic location as of September 30, 2010:

Residential 1-4 Family
	Fiscal Year of Origination
(dollars in thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total

Portfolio balance	$74,320	$86,462	$56,577	$51,910	$55,888	$66,651	$94,073	$145,260	$205,503	$836,644
Number of loans	1,266	668	363	324	286	325	452	578	963	5,225
Weighted average age (in years)										5.32
Average loan amount										$160

Geographic breakdown (%)
Charleston, SC	58.2%	53.6%	56.4%	65.2%	65.7%	68.8%	64.5%	57.2%	54.8%	59.1%
Florence, SC	9.3%	5.8%	4.6%	4.0%	3.2%	4.0%	4.6%	2.1%	2.6%	4.0%
Hilton Head, SC	2.9%	16.4%	12.4%	7.5%	10.7%	7.7%	4.8%	12.0%	3.1%	8.0%
Myrtle Beach, SC	19.6%	14.8%	15.9%	14.9%	13.0%	11.1%	13.9%	12.7%	10.5%	13.4%
Wilmington, NC	0.8%	1.0%	0.8%	0.6%	0.8%	2.0%	2.8%	7.6%	5.6%	3.5%
Other	9.2%	8.4%	9.9%	7.8%	6.6%	6.4%	9.4%	8.4%	23.4%	12.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

We generally underwrite residential one-to-four family loans based on the applicant's employment, debt to income levels, credit history and the appraised value of the subject property.  Properties securing our one-to-four family loans are generally appraised by independent appraisers who have been approved by us.  We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum.  We operate a correspondent lending program where we purchase residential first mortgage loans originated by unaffiliated banks, mortgage lenders and brokers in South Carolina, North Carolina, and Virginia.  These loans are subject to underwriting standards consistent with the loans originated at First Federal locations and are accepted for purchase only after approval by our underwriters.  Loans funded through the correspondent program totaled $116.1 million in fiscal 2010.

Generally, we lend up to 80% of the lesser of the appraised value or purchase price for residential mortgage loans.  On occasion, there have been first mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance the closing costs, resulting in a loan-to-value (“LTV”) ratio of 100% or greater at origination.  At September 30, 2010 and 2009, there were $83.3 million and $74.8 million of such loans, respectively.  We generally require private mortgage insurance in order to reduce our exposure on loans with LTVs at origination greater than 80%.  Our exposure is also reduced in cases where the loans are guaranteed under VA or FHA programs.  The amount of residential one-to-four family loans with an LTV at the time of origination greater than 80% which were either not guaranteed or do not have private mortgage insurance totaled $45.9 million and $32.0 million at September 30, 2010 and 2009, respectively.

We offer adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years.  Generally, these loans meet Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”) requirements for sale in the secondary market.  We periodically retain some of these loans in the loan portfolio to meet asset/liability management objectives.  During fiscal 2010, we retained the majority of the 15-year fixed rate residential mortgage loans originated.  Traditional types of ARMs have up to 30-year terms and interest rates which adjust annually after being fixed for a period of three, five, seven, or ten years in accordance with a designated index.  ARMs may be originated with a 1%, 2% or 5% cap on the interest rate increase or decrease in the initial repricing period, a 1% or 2% cap on any increase or decrease in the interest rate per year thereafter, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan.  These loans are underwritten based on the fully-indexed rate.  Loans of this type have embedded interest rate risk if rates should rise during the initial fixed rate period as the income earned by First Federal would be lower than current market rates until the interest rate reset date.  While ARM loans allow First Federal to decrease the sensitivity of its assets as a result of changes in interest rates, the extent this mitigates interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Given the recent market environment, the loan production of ARM loans has been substantially reduced in favor of fixed rate mortgages.  Credit risk results from the potential of higher interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of the higher required payment from the borrower.

Commercial Lending

At September 30, 2010, the commercial portfolio totaled 33.7% of total loans.  We target corporate, institutional and small business loans, as well as for small and mid-size owner occupied properties.

At September 30, 2010, commercial business loans represented 3.6% of total loans.  To increase the commercial and industrial business loans, lines of credit, equipment loans and letters of credit we originate, we are focusing our efforts on local or regional, small- to medium-sized companies that operate in our market area.  These loans are typically secured by non-real estate collateral or are unsecured and are used for general business purposes, including working capital financing, equipment financing, and general expansion.  Collateral on these loans may consist of accounts receivable, inventory or equipment.  The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Loan terms vary but do not typically exceed five years.  The interest rates on such loans are either fixed rates or floating rates indexed to the prime rate or LIBOR plus a margin to the index.  Our commercial business lending standards include credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally obtain personal guarantees on our commercial business loans.

Commercial real estate, including multi-family, loans are generally priced at a higher rate of interest than residential one-to-four family loans.  Interest rates charged on commercial real estate loans are determined by market conditions existing at the time of the loan commitment.  The amortization of the loans may vary but will not usually exceed twenty years.  Terms are based on either variable (prime rate or LIBOR based) or fixed rates.  Fixed rate loans are generally for a period of three to five years; however some rates are fixed up to twenty years.  Many of our commercial real estate loans are not fully amortizing and contain large balloon payments due at maturity.

Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, and industrial facilities in our primary market area.  Commercial real estate loans typically involve higher principal amounts than other types of loans, and if non-owner occupied, repayment may be dependent on income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service.  Generally, the LTV ratio for commercial real estate loans does not exceed 80% on purchases and refinances.  We obtain appraisals, or other forms of evaluation acceptable by policy and regulatory guidelines, on all properties securing commercial real estate loans, based on policy guidelines.  Appraisals are performed by independent appraisers designated by us.  These loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically may not be sold as easily as residential real estate.  If we foreclose on a commercial real estate loan, our holding period for the collateral may be longer than for residential one-to-four family mortgage loans because there may be fewer potential purchasers of the collateral.  Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  As of September 30, 2010 approximately 40% of commercial real estate loans were owner occupied, which has a lower risk profile than non-owner occupied investment commercial real estate.

The following table provides a detailed breakdown of First Federal’s commercial real estate loans by the year of origination and geographic location as of September 30, 2010:

Commercial Real Estate
	Fiscal Year of Origination
(dollars in thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total

Portfolio balance	$50,620	$13,581	$33,405	$49,762	$63,505	$79,526	$171,847	$104,092	$32,209	$598,547
Number of loans	594	92	159	227	240	298	462	271	131	2,474
Weighted average age (in years)										6.02
Average loan amount										$242

Geographic breakdown (%)
Charleston, SC	63.9%	61.3%	49.0%	45.2%	57.0%	45.9%	48.0%	57.6%	63.7%	52.7%
Florence, SC	4.1%	6.0%	2.6%	4.0%	5.0%	7.6%	3.8%	5.9%	3.4%	4.8%
Hilton Head, SC	3.1%	9.8%	14.1%	8.1%	6.7%	3.4%	5.3%	8.2%	4.0%	6.3%
Myrtle Beach, SC	18.4%	9.1%	10.8%	8.1%	11.5%	14.0%	16.5%	15.0%	13.7%	14.2%
Wilmington, NC	9.9%	11.9%	23.1%	33.2%	18.2%	25.0%	21.6%	7.9%	13.8%	18.7%
Other	0.6%	1.9%	0.4%	1.4%	1.6%	4.1%	4.8%	5.4%	1.4%	3.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our commercial land loans are generally secured by property in our primary market areas. These loans are secured by a first lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with an interest rate based on the prime rate.  We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Construction and land development loans are based on estimates of costs and value associated with the completed project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing.  Given the recent contraction in the real estate market, we have discontinued originating land development loans and significantly reduced origination levels for construction loans; limiting new origination to owner-occupied construction projects.

Consumer Lending

We offer a variety of consumer loans, including home equity loans and lines of credit, manufactured housing, marine, automobile, and personal unsecured loans.  Consumer loans totaled 31.0% of total loans at September 30, 2010.  Generally, consumer loans have shorter terms to maturity and higher interest rates than residential mortgage loans.

At September 30, 2010, the largest component of the consumer loan portfolio, and 15.5% of total loans, was home equity loans and lines of credit.  Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses.  Home equity lines of credit have a fifteen year term; the interest rate is tied to the prime rate, and may include a margin above the prime rate.  The majority of these loans are secured by a first or second mortgage on residential property. The maximum LTV ratio is 85% at origination, which takes into account both the balance of the home equity loan and the first mortgage loan.   Declines in home values in our markets may contribute to current LTV ratios in excess of 85%.  The increased risk of higher LTVs is considered in the calculation of the allowance for loan losses as discussed in the “Allowance for Loan Losses” section below.  In addition, management reviews home equity lines of credit for deterioration of the borrower’s credit scores and/or the value of the underlying property.  In the event of a significant decline in either measurement, the line may be frozen or reduced, or other appropriate action may be taken to reduce our exposure.

The following table provides a detailed breakdown of First Federal’s home equity loans by the year of origination and geographic location as of September 30, 2010:

Home Equity
	Fiscal Year of Origination
(dollars in thousands)	2002 & Prior	2003	2004	2005	2006	2007	2008	2009	2010	Total

Portfolio balance	$20,800	$9,361	$12,033	$30,188	$46,185	$54,174	$100,242	$79,032	$45,617	$397,632
Number of loans	804	326	367	617	755	812	1,331	1,207	781	7,000
Weighted average age (in years)										3.66
Average loan amount										$57

Geographic breakdown (%)
Charleston, SC	60.2%	41.3%	44.4%	44.8%	50.9%	53.5%	54.4%	64.2%	69.0%	56.4%
Florence, SC	8.4%	13.8%	12.5%	6.9%	4.3%	3.0%	3.8%	2.7%	4.1%	4.5%
Hilton Head, SC	4.7%	16.2%	17.8%	17.8%	13.9%	8.4%	12.5%	9.4%	7.0%	11.1%
Myrtle Beach, SC	13.9%	18.0%	18.6%	16.5%	20.1%	21.1%	14.0%	16.1%	11.3%	16.2%
Wilmington, NC	8.8%	9.1%	5.3%	12.0%	9.5%	13.6%	12.5%	5.5%	7.2%	9.8%
Other	4.0%	1.6%	1.4%	2.0%	1.3%	0.4%	2.8%	2.1%	1.4%	2.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Approximately 60% of our manufactured housing portfolio consists of loans originated in South Carolina with the balance primarily in Alabama, Florida, Georgia, North Carolina, Tennessee, Mississippi, and Virginia.  Manufactured housing lending involves additional risks as a result of higher LTV ratios usually associated with consumer loans.  Consequently, manufactured housing loans bear a higher rate of interest, have a higher probability of default, may involve higher delinquency rates and require higher reserves.

Consumer loans entail greater risk than residential first-lien mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as boats or automobiles, or second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly in recent years. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to residential one-to-four family mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than residential one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold.  In addition, we do not have private mortgage insurance coverage for these loans.  We do not actively participate in wholesale or brokered home equity loan origination.

Mortgage Banking Activities

Mortgage banking involves the origination and sale of residential one-to-four family mortgages for the purpose of generating gains on sales of loans and fee income on the origination of loans.  While First Federal originates residential one-to-four family loans that are held in its loan portfolio, it sells the majority of new loans pursuant to guidelines that will permit the sale of these loans in the secondary market to government agencies or private investors.  Generally, we sell and retain the servicing rights on qualifying fixed-rate mortgages.  Our primary single-family product is the conventional mortgage loan.  However, loans are also originated that are either fully guaranteed by the Veterans Administration (“VA”) or partially insured by the Federal Housing Administration (“FHA”).  First Federal also sells conventional whole loans to FNMA and FHLMC, which are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not First Federal.  The level of loan sale activity and, therefore, its contribution to First Federal’s profitability, depends on maintaining a sufficient volume of loan originations.  Changes in the level of interest rates and the local economy affect the number of loans originated by First Federal and, thus, the amount of loan sales and loan fees earned.

	Year ended September 30,
(in thousands)	2010	2009	2008
Loan originations	$489,477	$657,831	$414,071
Loan originations retained in loan portfolio	229,133	202,106	210,721
Proceeds from sales of loans	260,692	440,848	203,018

Loan Servicing

First Federal receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments.  At September 30, 2010, First Federal was servicing $1.3 billion of loans for others, an increase from $1.2 billion at September 30, 2009.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  After First Federal receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at fair value.  The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees.  This review is performed on a disaggregated basis, based on loan type and interest rate.  Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).  As discussed in detail in Note 6 to the Consolidated Financial Statements, First Federal uses an appropriate weighted average Constant Prepayment Rate (“CPR”), discount rate, and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each balance sheet date.  In aggregate, servicing assets had a fair value of $10.2 million and $11.2 million at September 30, 2010 and 2009, respectively.

Asset Quality

National credit conditions have contributed to the historical high credit costs as compared with lower credit cost levels in past years.  The markets in which we operate are not immune from these conditions and have been a factor in the increased levels of delinquent loans, nonperforming assets, and charge-offs.  Recent trends in delinquent loans, nonperforming assets and charge-offs have contributed to the increase in the allowance for loan losses, which was 3.39% of total loans as of September 30, 2010, as compared with 2.57% at September 30, 2009.  The increase in delinquent loans, nonperforming assets, and loan losses generally reflect the operating difficulties of individual borrowers resulting from weakness in the local economy, deterioration in the collateral values in the coastal areas of our markets, and declines in individual borrower and guarantor financial positions.  Slower sales and excess inventory in the housing market has been the primary cause of the increase in nonperforming residential loans, which represented 15.7% of our nonperforming loans at September 30, 2010.  Slower leasing activities, due to the economy, was a primary factor in the increase in nonperforming loans in the commercial real estate loan portfolio.  Lack of demand for development projects contributed to the increase in nonperforming loans in the commercial land portfolio, which was 32.7% of total nonperforming loans at September 30, 2010.

Management continues to monitor and update reviews of the loan portfolio to determine where risk mitigation efforts will be utilized to assist in preventing or mitigating future losses.  An element of our credit risk management process is regular loan reviews to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets.  While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment.  Asset types with these characteristics may be reviewed as a total homogeneous portfolio on the basis of risk indicators such as delinquency (as with consumer and residential real estate loans) or credit rating.  In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent greater potential risk.

We employed a new Chief Credit Officer (“CCO”) in September 2009.  His responsibilities include assessing our credit policy and procedures, risk assessment processes, and our current loan portfolio condition.  Credit risk management procedures in place until September 2009 included an annual review of large loans, quarterly problem loan and impairment analysis reviews, monthly monitoring of past due loans, and external loan review.  These procedures were considered adequate given the relatively stable condition of the portfolio and the trends of credit risk metrics including delinquent loans, nonperforming assets and charge-offs up to the latter part of fiscal 2009.  Throughout 2009, the national economy continued to deteriorate and there was increasing stress on the coastal markets of the Carolinas in which we operate.  Specifically, into the latter half of calendar 2009, unemployment was increasing in South Carolina, real estate valuations were decreasing and slower sales resulted in excess housing inventories.  During the fourth quarter of our 2009 fiscal year, some deterioration of the loan portfolio was noted, which is discussed in more detail below.  As a result, enhanced procedures in the credit administration area were developed and deployed during the fourth fiscal quarter of 2009 and into early fiscal 2010 including the following:

•
Beginning in the first fiscal quarter of 2010, we enhanced the existing monthly review of past due loans by increasing the frequency of the current problem loan and impairment review processes from quarterly to monthly to improve timeliness of loss identification.

•	The scope of the monthly ongoing loan reviews was adjusted as described below to provide more coverage of the entire loan portfolio to ensure timely recognition of potential problems and losses.
•	Loan review processes were enhanced to emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating.
•
At the onset of evidence of deterioration in the portfolio, appraisals and other acceptable valuations, were requested more frequently than our normal annual policy and in particular, in our more volatile coastal markets where collateral values were rapidly dropping as evidenced by the comparable sales analysis and the increased volume of bank-owned properties in the market.

The processes described above do not constitute a new methodology with respect to our credit management and loan review procedures.  We will continue to prudently implement, as and when we determine necessary, appropriate supplemental procedures to address changing circumstances affecting the condition of our loan portfolio.  Our monthly ongoing loan review process covers problem loans including all commercial loans greater than $200,000 and loans more than 30 days past due, and all criticized and classified loans over $500,000.  Action plans to address the credit weakness are presented, approved and monitored.  During our regular monthly problem loan reviews, we identify deterioration in collateral values as well as deterioration in financial condition of our borrowers that may limit their abilities to continue to service their debt or to carry their obligations to contractual term.  Loans are classified as impaired when uncertainty exists about the ultimate collection of principal and interest under the original terms.

During fiscal 2010, management determined that several of our commercial loan portfolios were considered higher risk, including land and acquisition/development (“A&D”) loans, commercial real estate (“CRE”), and commercial business loans (“C&I”).  The determinations were based on evidence from our loan portfolio delinquency trends which are considered to be a leading indicator of potential problems, as well as economic indicators and trends.  As noted in the following table displaying quarterly delinquency trends, each sector indicated stress at a different time throughout the year as the economic downturn continued and collateral and borrowers’ financial condition continued to deteriorate.

Delinquent Loan Rates	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Land - A&D	2.79%	3.08%	3.04%	1.24%	0.92%
CRE	0.78%	0.98%	1.51%	2.34%	0.95%
C&I	0.54%	0.61%	3.13%	3.22%	1.79%

The land and A&D loans were identified as higher risk portfolios in the first fiscal quarter of 2010 based primarily on the significant increases in past due loans in this category with delinquencies exceeding 3% at September 30, 2009 for the first time, combined with economic indicators of real estate value deterioration in the coastal markets.  By the end of the first fiscal quarter of 2010, we also identified increased risk in the CRE and C&I loan portfolios, which was consistent with general trends in the industry, as these sectors took longer to demonstrate stress and deterioration.  The delinquencies in CRE increased from 1.51% to 2.34% by the end of the March 31, 2010 quarter and resulted in our review of both past due and classified loans as well as performing loans over $1 million in this category.  C&I loans also indicated increasing stress during this period.  As previously discussed, management enhanced existing credit administration and risk management processes by increasing the frequency and scope of the problem loan reviews to monthly.  In addition, for these higher risk sectors evaluations of performing loans commenced to proactively address potential deterioration in these sectors.

The targeted reviews of identified higher risk sectors performed during fiscal 2010 were not phased-in, but sectors were addressed as it became evident that additional actions were warranted.  The targeted reviews supplementing our regular ongoing monthly reviews were focused on performing loans in loan categories identified as higher risk based on evidence of stress prior to such loans becoming past due or otherwise classified.  Loans within the higher risk sectors which met the criteria for monthly problem loan reviews (i.e., those loans either classified or past due) were addressed as a part of the ongoing review process.  Any incremental reviews were of performing loans that may be in a market or a category that we determined was subject to deterioration because of the nature of the collateral and the economic factors in specific markets.  As a result, some loans that were less than 90 days past due were placed on nonaccrual status and specific reserves, as necessary, were recorded to the provision each quarter for losses incurred based on a proactive financial analysis of the credit prior to the loan going past due, but with determined impairment based on the borrowers’ global cash flow analysis.  See Note 5 to the Consolidated Financial Statements for additional information related to impaired loans.

The following table presents the principal balance of performing loans reviewed throughout 2010 by sector and the related incremental specific reserve for impaired loans placed on nonaccrual status prior to reaching 90 days past due.  Charge-offs by sector are included to present the incremental impact to the provision for loan losses.

(in thousands)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Performing loans reviewed and placed on nonaccrual
Land - A&D	$5,602	$8,520	$34,508	$14,164
CRE	—	13,261	13,396	7,623
C&I	—	1,341	519	268
Other loans	—	1,633	418	2,193
Total	$5,602	$24,755	$48,841	$24,248

Incremental specific reserves
Land - A&D	$2,150	$4,357	$14,916	$6,569
CRE	—	2,473	3,612	2,110
C&I	—	1,028	519	268
Other loans	—	—	—	—
Total	$2,150	$7,858	$19,047	$8,947

Total provision	$21,280	$25,327	$45,915	$36,373

Charge-Offs
Land - A&D	$1,501	$10,657	$18,313	$13,153
CRE	166	1,022	7,131	2,307
C&I	654	652	1,027	1,980
Other loans	4,986	7,935	10,247	14,719
Total	$7,307	$20,266	$36,718	$32,159

The increase in land loans reviewed and reserved in the June 30, 2010 quarter was related to three specific coastal development projects that became impaired in June 2010 based on specific circumstances surrounding the borrower in that period and was not a carryover from prior reviews or a phase-in of the review of the land segment.  Loan reviews are a continuous process and as management determined collateral deterioration or other impairments on loans, reserves or charge-offs were taken in the appropriate period.

The deterioration in the portfolio identified through our regular loan reviews and supplemental targeted reviews resulted in increases in charge-offs, provision for loan losses, and the allowance for loan losses for fiscal 2010.

Delinquent Loans

The following table presents the balances of loans that were past due 30-89 days which were not otherwise on nonaccrual status and the percentage delinquent to the total loan balance for each category.  The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with Accounting Standards Codification Topic (“ASC”) 310-30.  Details of delinquent covered loans are presented in a table in the “Loans” section above.

Delinquent Loans (30-89 days past due)	As of September 30,
(dollars in thousands)	2010	%	2009	%	2008	%
Residential loans
Residential 1-4 family	$3,486	0.42%	$9,819	1.31%	$7,562	1.05%
Residential construction	—	—	—	—	—	—
Residential land	302	0.54	1,278	0.02	2,995	3.95
Total residential loans	3,788	0.42	11,097	1.32	10,557	1.31

Commercial loans
Commercial business	2,140	2.31	1,515	1.18	1,257	1.11
Commercial real estate	8,920	1.49	7,722	1.28	2,050	0.46
Commercial construction	1,981	6.96	662	0.82	3,699	3.78
Commercial land	3,428	2.39	7,464	3.36	1,190	0.69
Total commercial loans	16,469	1.91	17,363	1.68	8,196	0.99

Consumer loans
Home equity	4,625	1.16	2,113	0.53	3,871	1.18
Manufactured housing	3,207	1.19	3,132	1.28	3,928	1.75
Marine	462	0.70	1,226	1.60	938	1.13
Other consumer	1,765	2.92	481	0.68	689	0.95
Total consumer loans	10,059	1.27	6,952	0.88	9,426	1.33
Total delinquent loans	$30,316	1.18%	$35,412	1.33%	$28,179	1.20%

Total delinquent loans excluding covered loans	$25,269	0.99%	$33,732	1.27%	$28,179	1.20%

Note: certain amounts have been reclassified to conform with current period presentation.

Total delinquent loans at September 30 2010 decreased $5.1 million or 14.4% from September 30, 2009.  Improvements in residential mortgage and commercial land categories resulted primarily from a combination of collections efforts and the migration of loans to nonaccrual status and loan charge-offs.  Increases in commercial business, commercial real estate, commercial construction and home equity categories were primarily related to continued deterioration of borrowers’ financial position and the effect of the prolonged economic decline.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure.  With the exception of our credit card portfolio, we place loans on nonaccrual status when they become 90 days delinquent.  In addition, loans that were not delinquent in excess of 90 days but exhibited weaknesses and doubt as to our ability to collect all contractual principal and interest have been classified as impaired under ASC 310-10-35 and placed on nonaccrual status.

The following table presents the composition of nonperforming assets.  The table includes covered loans which have migrated to nonaccrual status since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30.  Loans classified as nonperforming at acquisition are not included below since these loans were adjusted to fair value, which included estimates of credit loss at acquisition date.  The acquired portfolio is subject to the loss sharing agreement with the FDIC as discussed in Note 3 to the Consolidated Financial Statements.  Details of nonperforming covered loans are presented in a table in the “Loans” section above.

	As of September 30,
NONPERFORMING ASSETS (dollars in thousands)	2010	2009	2008	2007	2006
Residential loans
Residential 1-4 family	$17,350	$12,374	$5,498	$1,513	$1,775
Residential construction	—	—	—	—	—
Residential land	4,872	6,095	3,270	1,800	10
Total residential loans	22,222	18,469	8,768	3,313	1,785

Commercial loans
Commercial business	6,951	1,237	358	113	—
Commercial real estate	48,973	13,674	2,701	847	—
Commercial construction	5,704	6,227	4,642	420	—
Commercial land	46,109	32,847	1,357	—	—
Total commercial loans	107,737	53,985	9,058	1,380	—

Consumer loans
Home equity	6,969	5,474	1,258	276	451
Manufactured housing	2,909	2,280	1,266	855	1,361
Marine	188	143	108	80	75
Other consumer	206	81	99	183	12
Total consumer loans	10,272	7,978	2,731	1,394	1,899
Total nonaccrual loans	140,231	80,432	20,557	6,087	3,684
Loans 90+ days still accruing	175	121	76	49	64
Restructured Loans, still accruing	750	—	—	—	—
Total nonperforming loans	141,156	80,553	20,633	6,136	3,748
Other repossessed assets acquired	11,950	22,002	4,286	1,513	1,920
Total nonperfoming assets	$153,106	$102,555	$24,919	$7,649	$5,668

Total nonperfoming assets excluding covered assets	$138,053	$95,500	$24,919	$7,649	$5,668

Nonperforming loans as a percent of total loans	5.51%	3.03%	0.88%	0.29%	0.18%

Nonperforming assets as a percent of loans and other repossessed assets acquired	5.94	3.82	1.07	0.36	0.27

Nonperforming assets as a percent of loans and other repossessed assets acquired excluding covered assets	5.36	3.56	1.07	0.36	0.27

Nonperforming assets as a percent of total assets	4.61	2.92	0.84	0.28	0.21

Note:  certain amounts have been reclassified to conform with current period presentation.

The following table provides a breakdown of nonaccrual loans by geographic location.

Nonaccrual Loans By Region
	As of September 30, 2010
(dollars in thousands)	$	%

Charleston, SC	$71,865	51.2%
Florence, SC	3,257	2.3%
Hilton Head, SC	10,509	7.6%
Myrtle Beach, SC	34,279	24.4%
Wilmington, NC	13,394	9.6%
Other	6,927	4.9%
Total	$140,231	100.0%

Impaired Loans

Loans are determined as impaired under ASC 310-10-35 when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan.  Loans classified as impaired are placed on nonaccrual status and are included in the above table as nonaccrual loans.  Additional details on impaired loans are included in Note 5 to the Consolidated Financial Statements.

Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are evaluated collectively for potential loss.  All other loans are evaluated for impairment on an individual basis.  Specifically, commercial loans greater than $500,000 are reviewed for potential impairment on a regular basis as a part of our monthly problem loan review process.  In addition, homogeneous loans greater $200,000 which have been modified are reviewed for potential impairment.  In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed.  Impairment on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate.

With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, an approach that estimates the fair value of the underlying collateral is generally used.  The collateral is appraised to reflect realizable value, with the market value being adjusted for an assessment of marketing cost and the total hold period

Our policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances.  Significant downward trends in the real estate market can adversely affect First Federal’s collateral position.  For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral, re-appraisal would occur earlier than the stated policy if management believes the market has declined or could have declined and the current appraisal may no longer reflect the current market value of the property.  At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan will be re-appraised to update the value.  Further, for both performing and nonperforming loans, our policy is to obtain a current appraisal at the time of an event, such as loan renewal or modification.  In addition to updated appraisals, market bids or current offers may be utilized to indicate current value.

Troubled Debt Restructuring

According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring ("TDR").  In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  As of September 30, 2010, we had 14 restructured loans with an aggregate balance of $10.4 million classified as impaired and included in the appropriate nonperforming loan category in the table above. In addition, there was one TDR which was considered performing in accordance with modified terms as indicated in the above table.

Other Repossessed Assets Acquired

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost or the fair value of the property less selling costs.  Other repossessed collateral, including automobiles, manufactured homes, and boats are also recorded at the lower of cost or fair value.

Classified Assets

Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

First Federal’s Classified Asset Committee, comprised of the Chief Credit Officer and other senior lending personnel, evaluate loans to determine when we classify problem assets as either substandard or doubtful.  We may establish a specific allowance on classified loans if determined necessary based on the classification and circumstances, or we may allow the potential loss to be addressed in the general allowance.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When we classify problem assets as a loss, we charge-off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention.  Special mention assets are not considered “classified” pursuant to regulatory definitions.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order changes to classifications and the establishment of additional loan loss allowances.

In connection with the filing of periodic reports with the OTS and in accordance with our policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table presents classified assets as of September 30, 2010.  The total amount of classified assets represented 74.6% of equity and 7.1% of total assets as of September 30, 2010.

Classified Loans as of September 30, 2010

(dollars in thousands)	Number of Loans	Substandard	Doubtful	Total

Residential loans
Residential 1-4 family	96	$18,953	$—	$18,953
Residential construction	—	—	—	—
Residential land	42	5,902	—	5,902
Total residential loans	138	24,855	—	24,855

Commercial loans
Commercial business	239	17,835	1,610	19,445
Commercial real estate	272	100,731	2,674	103,405
Commercial construction	15	9,832	—	9,832
Commercial land	149	67,742	1,808	69,550
Total commercial loans	675	196,140	6,092	202,232

Consumer loans
Home equity	55	6,921	—	6,921
Manufactured housing	74	2,896	—	2,896
Marine	14	188	—	188
Other consumer	8	207	—	207
Total consumer loans	151	10,212	—	10,212
Total classified loans[1]	964	$231,207	$6,092	$237,299

[1]Excludes nonperforming Cape Fear loans that are covered under the loss share agreement.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) totaled $86.9 million, or 3.39%, of loans at September 30, 2010, and $68.5 million, or 2.57%, of loans at September 30, 2009.  Excluding the effect of covered loans, the allowance would be 3.66% and 2.83% of non-covered loans at September 30, 2010 and September 30, 2009, respectively.  During fiscal 2010, we increased the allowance through charges to the provision for loan losses of $125.2 million in connection with increases in the level of classified and nonperforming loans, changes in the composition and quality of the loan portfolio, changes in the risk ratings of loans in the portfolio, and the level of charge-offs.  Net charge-offs during the year of $106.8 million offset increases to the allowance.

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at the dates indicated.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic and other factors described more fully below.

Allowance for Loan Losses	As of September 30,
(dollars in thousands)	2010	2009	2008	2007	2006

Balance, beginning of period	$68,473	$23,990	$15,428	$14,681	$14,155
Allowance of acquired bank	—	4,132	—	—	—

Provision for loan losses	125,194	66,883	16,939	5,164	4,894

Loan charge-offs
Residential Loans
Residential 1-4 family	7,136	1,559	226	263	267
Residential construction	—	244	—	—	—
Residential land	5,860	5,795	452	—	—
Total residential loans	12,996	7,598	678	263	267

Commercial Loans
Commercial business	8,995	8,056	1,259	403	354
Commercial real estate	18,619	320	151	—	299
Commercial construction	7,039	3,658	528	—	—
Commercial land	42,329	—	—	—	—
Total commercial loans	76,982	12,034	1,938	403	653

Consumer Loans
Home equity	12,766	206	619	199	72
Manufactured housing	3,866	2,827	2,083	1,921	2,306
Marine	2,144	2,404	1,178	563	470
Other consumer	2,765	2,924	2,744	1,689	1,357
Total consumer loans	21,541	8,361	6,624	4,372	4,205
Total charge-offs	111,519	27,993	9,240	5,038	5,125

Recoveries
Residential Loans
Residential 1-4 Family	378	349	22	80	50
Residential construction	—	—	—	—	—
Residential land	680	55	—	—	—
Total residential loans	1,058	404	22	80	50

Commercial Loans
Commercial business	636	354	108	74	47
Commercial real estate	57	—	1	—	4
Commercial construction	510	24	—	—	—
Commercial land	1,177	—	—	—	—
Total commercial loans	2,380	378	109	74	51

Consumer Loans
Home equity	269	—	14	42	14
Manufactured housing	370	250	98	93	210
Marine	319	182	132	68	102
Other consumer	327	247	488	264	330
Total consumer loans	1,285	679	732	467	656
Total recoveries	4,723	1,461	863	621	757

Net charge-offs	106,796	26,532	8,377	4,417	4,368

Balance, end of period	$86,871	$68,473	$23,990	$15,428	$14,681

Total loans at year-end	$2,564,348	$2,661,742	$2,348,527	$2,149,893	$2,070,832
Average loans	2,637,613	2,595,321	2,248,516	2,114,467	1,995,795
Allowance for loan losses as a percent of loans	3.39%	2.57%	1.02%	0.72%	0.71%
Net charge-offs as a percent of average loans	4.05%	1.02%	0.37%	0.21%	0.22%

Note:  certain amounts have been reclassified to conform with current period presentation.

Allocation of Allowance for Loan Losses	As of September 30,
	2010		2009		2008		2007		2006
(dollars in thousands)	$	% of total loans	$	% of total loans	$	% of total loans	$	% of total loans	$	% of total loans

Residential loans	$10,730	12%	$14,343	21%	$4,225	18%	$2,477	16%	$3,287	22%
Commercial loans	53,182	61%	40,522	59%	9,372	39%	4,542	29%	4,374	30%
Consumer loans	22,959	26%	13,608	20%	9,688	40%	7,904	51%	6,763	46%
Unallocated	—	0%	—		705	3%	505	3%	257	2%
Total allowance for loan losses	$86,871	100%	$68,473	100%	$23,990	100%	$15,428	100%	$14,681	100%

Allowance for loan losses for:
Loans covered under loss share agreements	$424		$150		$—		$—		$—
Loans not covered under loss share agreements	86,447		68,323		23,990		15,428		14,681
Total allowance for loans losses	$86,871		$68,473		$23,990		$15,428		$14,681

Note:  certain amounts have been reclassified to conform with current period presentation.

First Federal maintains an allowance, which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is periodically decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses.  As a part of our quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions, deterioration of the portfolio and specific sector stress, trends in past due, nonaccruals, and loss experience, regulatory examination results and other factors indicative of potential losses remaining in the portfolio.  Through the ongoing monthly problem loan reviews, losses are identified and addressed as they are incurred.  The supplemental targeted reviews which occurred in 2010 proactively identified impairment of loans in identified higher risk sectors which may be currently performing, but do not demonstrate the ability to meet all contractual terms over the life of the loan. The allowance is adjusted as necessary based on the calculated estimate.

A committee consisting of members of lending management, credit administration, and accounting and finance meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance.  First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis.  Such reviews also assist management in establishing the level of the allowance.

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio.  The factors that are considered in a determination of the level of the allowance include our assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing reviews of higher risk sectors of the loan portfolio, watch list loans, and selected individual loans, and concentrations of credit.  The value of the underlying collateral is also considered during such reviews.  This process provides an allowance consisting of two components: allocated and unallocated, as appropriate.  To arrive at the allocated component of the allowance, First Federal combines estimates of the allowances needed for loans analyzed individually and on a pooled basis.  The result of the allocation may determine that there is no unallocated portion.  In addition to being used to categorize risk, First Federal’s internal risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio.  Loans are segmented into categories for analysis based in part on the risk profile inherent in each category.  Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

A primary component of determining appropriate reserve factors in the allowance calculation is the actual loss history for a three-year period, tracked by major loan category.  In addition, more recent trends are considered by evaluating one-year and the most recent quarter historical loss ratios to ensure appropriate consideration of trends by loan sector.  First Federal’s policy is to adjust the rolling 36-month loss history by loan sector with internal and external qualitative factors as considered necessary at each period end given the facts at the time.  The qualitative factors adjust the 36-month historical losses to recognize the more recent current year loss results given the economic deterioration and increasing charge-offs to ensure the estimated losses in the portfolio, including in the performing and homogeneous pools, are recognized in the appropriate period and that the allowance at each balance sheet date is adequate and appropriate in accordance with GAAP.  The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience have been the primary items considered each quarter during this credit cycle:

•	Changes in lending policies and procedures, specifically the enhanced procedures implemented and the determination of necessary increased frequency and scope of certain loan reviews.
•	Changes in regional and local economic and business conditions and developments that affect the collectability of the portfolio.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of classified loans.
•	Changes in the quality of First Federal’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.

Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral.

The continued weakness in the economy and the housing market has resulted in an increased level of charge-offs, which have affected the allowance calculation in our model.  Increases in net charge-offs for fiscal 2010 were primarily the result of deteriorations in collateral values and borrower defaults primarily in the land portfolio, commercial real estate portfolio, and home equity loan portfolio as discussed previously in the “Asset Quality” section above.  These higher charge-offs impacted the historical loss rates utilized in determining the allowance, appropriately reflecting the potentially higher risk of the remaining loans in those categories.  In addition, the increase in delinquent loans and nonperforming assets generally reflects the operating difficulties of individual borrowers resulting from weakness in the local economy and high unemployment rates.  These factors contributed to our identification of higher risk loan sectors and our applying supplemental targeted reviews of these sectors as discussed above in “Asset Quality”.  We did not phase-in the supplemental reviews.  Rather, we addressed and reviewed the sectors which were determined to be as higher risk when they were identified as such and we adjusted qualitative factors in our allowance model for those sectors as necessary to provide the appropriate estimate of reserves in the correct period.  Accordingly, the combined historic loss factors and qualitative factors in the allowance calculation have increased from 0.99% at September 30, 2009 to 1.94% at September 30, 2010 contributing to the higher level of the allowance and the increased provision for loan losses during the year.

During fiscal 2010, our allowance for loan losses as a percent of total loans has increased while the allowance as a percent of nonperforming loans has trended downward.  The ratio of the allowance to nonperforming loans, which is comprised of nonaccrual loans and accruing loans 90 days or more delinquent, was 61.5% at September 30, 2010 compared with 85.0% at September 30, 2009.  Excluding covered assets on nonaccrual status, the coverage ratio of the allowance to non-covered nonperforming loans would be 66.1% and 85.6% at September 30, 2010 and September 30, 2009, respectively.  While this ratio has declined, management believes that the allowance for loan losses is adequate to provide for estimated probable losses in our loan portfolio as of each period end based on the analysis performed and quantification of potential loss in the portfolio relative to known factors.  Factors contributing to the decrease in the ratio of allowance to nonperforming loans include the current market conditions, new information on loans resulting from updated appraisals indicating lower collateral values, and a deterioration in borrowers’ financial condition based on current financial statements and global cash flow analysis, which has necessitated placing loans on nonaccrual status which had not yet reached 90 days past due, but are deemed not fully collectible in accordance with contractual terms.  These loans had previously been appropriately considered in the allowance, but were not categorized as “nonperforming loans” until placed on nonaccrual.  Loans on nonaccrual but not past due in excess of 90 days are considered impaired, and have been adjusted to an amount that approximates estimated net realizable value through a partial charge-off, a factor in the increases in charge-offs in recent quarters, thus no additional allowance balance is allocated to these loans or specific reserves were considered necessary at September 30, 2010.

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP.  Management and the Board have approved appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date.  We were not aware of any facts that would have led us to increase the allowance at any balance sheet date.  Reviews of past due and classified loans are performed monthly and factors for each loan, borrower, collateral, and repayment sources are updated in determining valuation of the loans.  Further, appraisals are received and evaluated in accordance with policy and appropriate valuation adjustments are made in a timely manner.  Finally, for factors identified as a potential risk on a specific loan sector, but not as to individual loans which are performing at the reporting period, qualitative factors in the allowance model are adjusted appropriately to provide for probable losses in the performing pools reserved for under ASC 450-10.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.  Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date.  Further, management believes that the allowance is appropriate under GAAP for all periods presented.

Deposits

Deposits, particularly core deposits, have historically been our primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs.  Deposits as a percent of total funding was 81.3% at September 30, 2010, compared with 74.4% at September 30, 2009.  We offer a variety of deposit accounts with a range of interest rates and terms.  While retail deposits have traditionally been our primary source of funding and provide a customer base for cross-selling additional products and services, we also emphasize business accounts as an opportunity for growth and have added products focused on business customers’ needs.  We expect to maintain a significant portion of our deposits in core account relationships; however, future growth in deposit balances may need to be achieved through specifically targeted programs offering higher yielding investment alternatives to customers.  Our average cost of deposits for the year ended September 30, 2010 was 1.51% compared with 2.12% for the year ended September 30, 2009.

The following table presents major deposit categories.

	September 30,
	2010		2009
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Noninterest-bearing checking	$223,915	9.27%	$206,081	8.88%
Interest-bearing checking	390,310	16.16	337,635	14.56
Savings	167,382	6.93	154,342	6.65
Money market	343,768	14.23	344,220	14.84
Total core deposits	1,125,375	46.60	1,042,278	44.93

Time deposits:
Retail < $100 thousand	556,669	23.05	634,312	27.35
Retail >= $100 thousand	438,031	18.14	397,911	17.15
Total retail time deposits	994,700	41.19	1,032,223	44.50

CDARs	69,280	2.87	76,353	3.29
Brokered time deposits	225,708	9.35	168,679	7.27
Total wholesale time deposits	294,988	12.21	245,032	10.56

Total deposits	$2,415,063	100.00%	$2,319,533	100.00%

The increase in core deposits was primarily the result of First Federal’s initiatives focused on attracting and retaining customers.  The decrease in retail time deposits was primarily the result of competitive deposit pricing pressures.  The increase in wholesale time deposits was primarily the result of a managed shift in funding mix to achieve global asset/liability strategies.  We expect to continue to utilize brokered deposits as an additional source of liquidity and to contribute to managing our deposits to a lower cost of funds within the context of our overall asset/liability management objectives without placing undue reliance on wholesale funding sources.  See Note 9 to the Consolidated Financial Statements for additional information on deposits.

Borrowings

Borrowings, which are comprised of advances from the FHLB, other short-term borrowings, and long-term debt, are used to complement deposit generation as a funding source for asset growth and deposit withdrawal requirements.  Total borrowings at September 30, 2010 were $555.4 million, a decrease of $242.5 million or 30.4% from September 30, 2009.  The decline was primarily the result of using investment portfolio cash flows to pay down other short-term borrowings as well as a shift in mix from borrowings to brokered deposits.

The FHLB of Atlanta serves as our primary borrowing source.  Interest rates on advances vary in response to general economic conditions.  Advances must be fully collateralized by either our investment in FHLB stock or by some of our first- or second- lien residential mortgage and commercial real estate loans.  Currently, the FHLB of Atlanta has granted First Federal a limit on advances of 40.0% of First Federal’s assets, or $1.3 billion, subject to available collateral.  At September 30, 2010, First Federal estimates that an additional $324.4 million of funding was available based on the current level of advances, asset size, and available collateral under the FHLB programs.

Borrowings from the fed funds lines available with two unaffiliated banks and the Federal Reserve, which are included in other short-term borrowings on the face of the Consolidated Balance Sheet if drawn, are used to supplement other liquidity sources as needed. The Federal Reserve line is secured by a portion of our manufactured housing loan portfolio as well as municipal and other investment securities.  As of September 30, 2010, we had available borrowings of $269.3 million from these two sources.

Long-term debt is comprised of trust preferred securities issued by our trust subsidiary, First Financial Capital Trust I.  See Note 11 of the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

First Federal Liquidity

An important component of First Federal’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors.  As discussed previously, primary sources of liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received.  Our desired level of liquidity is determined by management in conjunction with the Asset/Liability Committee (“ALCO”) of First Federal and officers of other affiliates.  The level of liquidity is based on management’s strategic direction, commitments to make loans and the ALCO’s assessment of First Federal’s ability to generate funds.  Management believes First Federal has sufficient liquidity to meet future funding needs.

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short term borrowings, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase, the sale of loans and securities and brokered deposits.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

First Financial Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and for its future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves and sales of marketable securities, interest on our investment securities and additional borrowings or stock offerings.  First Federal’s ability to pay dividends to First Financial is subject to regulatory requirements as discussed in Note 12 to the Consolidated Financial Statements.  As of September 30, 2010, First Financial had cash reserves and existing marketable securities of $26.1 million compared with $102.1 million at September 30, 2009.

Capital

First Financial continues to maintain a strong capital position to support current needs and provide a sound foundation to support future expansion.  Shareholders’ equity at September 30, 2010 totaled $318.2 million, a decrease of $33.5 million or 9.5% from September 30, 2009.  The decline was primarily the result of the net loss for the 2010 fiscal year.  First Federal’s regulatory capital ratios at September 30, 2010 remained above the “well-capitalized” designation, as evidenced by a Tier 1 risk-based capital ratio of 11.27% and a total risk-based capital ratio of 12.55%.  Book value per common share and tangible book value per common share at September 30, 2010 were $15.32 and $13.02, respectively, as compared with $18.03 and $15.64 at September 30, 2009.  The decrease in book value and tangible book value since September 30, 2009 was primarily the result of the net loss for fiscal 2010.  First Financial paid cash dividends of $0.20 per common share during fiscal 2010, as compared with $0.405 for fiscal 2009.  First Financial did not repurchase any common stock during fiscal 2010, while in 2009 8,000 shares were repurchased as part of an employee stock option swap plan.  See Note 12 to the Consolidated Financial Statements for additional information.

Asset and Liability Management

First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization.  Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.  Our market risk arises primarily from interest rate risk inherent in our lending, deposit-gathering, and other funding activities.  The structure of our loan, investment, deposit, and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income.  In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in Treasury and agency securities, MBS, asset-backed and collateralized debt securities, including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committees.  ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk.  As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates.  First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk.  A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of First Federal’s Asset/Liability Management Policy.  Our profitability is affected by fluctuations in interest rates, thus we focus on maintaining a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase in interest rates may adversely impact our earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.  Asset/liability management is the process by which we are constantly evaluating and changing, when appropriate, the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates.  Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to minimize this vulnerability.

Management continually monitors basis risk such as Prime/LIBOR spread, and asset/liability mismatch.  Basis risk exists as a result of having some of First Federal’s earning assets priced using the prime rate or Treasury securities yield curve, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve.  Historically, the various pricing indices and yield curves have been highly correlated; however, some of these relationships have moved outside of their normal boundaries.  As an example, the spread between prime and 1-Month LIBOR moved in a range between 263 basis points and 293 basis points for the two years ended December 31, 2007 – a difference of 30 basis points from high to low.  In contrast, for the period from December 31, 2007 to September 30, 2009, the Prime/LIBOR spread posted a low of negative nine basis points, and a high of 344 basis points – a range of 353 basis points.  During the current fiscal year, volatility in the prime/LIBOR spread has diminished somewhat thus lowering the uncertainty to the modeling of interest rate risk.  For the period September 30, 2009 through September 30, 2010, the spread between prime and LIBOR has varied 3 basis points from a high of 302 basis points in December 2009 to 299 basis points at September 30, 2010.

First Federal originates loans and purchases investment securities in which the underlying assets are real estate secured mortgage loans subject to prepayments.  Both of these types of assets are subject to principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions.  Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments.  The prepayment rates form the basis for income recognition of premiums or discounts on the related assets.  Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin.  Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Our ALCO has established policies and monitors results to manage interest rate risk.  We utilize measures such as static and dynamic gap, which are measurements of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes and excludes loan prepayment assumptions.  Particular assets and liabilities are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing.  Asset/liability modeling is performed to assess varying interest rate and balance sheet mix assumptions.  We adjust our interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding the structure and maturities of FHLB advances and other borrowings or wholesale funding options.

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $82.9 million or 2.5% of total assets as of September 30, 2010, compared with $191.3 million or 5.45% of total assets at September 30, 2009.  This reflects a less asset-sensitive position than at September 30, 2009.  Repricing gap analysis is limited in its ability to measure interest rate sensitivity, the repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above.  Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch.  This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the analysis are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors.  Also included in the analysis are our estimates of core deposit decay rates, based on recent studies and regression analysis of our core deposits.

We are interest rate neutral; however, the slight positive gap normally indicates that a rise in market rates would have a positive effect on net interest income.  The opposite would generally occur when an institution has a negative gap position.  A negative gap would suggest that net interest income would increase if market rates declined.

Net interest income simulations were performed as of September 30, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points net interest income would be expected to decrease by 0.6% and 1.4%, respectively, from what it would be if rates were to remain at September 30, 2010 levels. Based on our dynamic gap analysis we are asset sensitive, therefore interest income would be expected to increase in a rising rate environment.  However, our net interest income is expected to decrease due to basis risk as our assets are generally forecasted not to reprice to the same degree as our liabilities.  Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at September 30, 2010 as the results would not have been meaningful given the current levels of short-term market interest rates.  Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables.  Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, “Interest Rate Risk Management.”  This test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity.  If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 7.1% and 7.9%, respectively, where it would be if rates were to remain at September 30, 2010 levels.  Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions that we could undertake in response to changes in interest rates.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related data contained in Item 8 have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time because of inflation.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We are party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategies.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The primary instruments are described below.

Derivatives

Derivative transactions are used to manage interest rate sensitivity and to reduce risks associated with our lending, deposit taking and borrowing activities.  We recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets and report these instruments at fair value with realized and unrealized gains and losses included in earnings.

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

By using derivative instruments, we are exposed to credit and market risk.  Credit risk is the risk due to uncertainty in counterparty’s ability to meet its obligations.  We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management.  Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates.  We manage the market risk associated with our mortgage origination activities with the secondary market and our net interest income through the use of derivative interest rate contracts such as interest rate lock commitments and forward sale contracts.  The market risk associated with derivatives used for interest rate risk management activity is incorporated in our interest rate sensitivity analysis.  See Notes 1 and 16 to the Consolidated Financial Statements for additional information.

First Federal issues commitments for residential mortgage loans which are approved subject to the occurrence of certain events.  Such commitments are made with specified terms and conditions.  Interest rate locks are generally offered to prospective borrowers for up to a 60-day period, during which time the borrower may lock in the rate.  First Federal’s outstanding commitments to originate loans to be held for sale are discussed further in Note 16 to the Consolidated Financial Statements.

When First Federal issues a loan commitment to a borrower, there is a risk that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold.  This type of risk occurs when First Federal commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold.  Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market.  To control the interest rate risk caused by mortgage banking activities, First Federal uses forward security sales, loan sale commitments and mortgage-backed securities to offset the risk in the mortgage origination pipeline, futures contracts, and the purchase of over-the-counter put and call option contracts related to the ten-year Treasury security to offset the risk associated with mortgage servicing.  At various times, depending on loan origination volume, interest rate direction, growth of the servicing asset, and management’s assessment of projected loan fallout, First Federal may reduce or increase its derivative positions.  See Notes 6 and 16 to the Consolidated Financial Statements for additional information.

The activities described above are managed continually as markets change; however, there can be no assurance that First Federal will be successful in its effort to eliminate the risk of interest rate fluctuations between the time commitments are issued and the ultimate sale of the loan.  First Federal completes an analysis which reports First Federal’s interest rate risk position with respect to its loan origination and sale activities.  First Federal’s interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls.  First Federal does not enter into option positions for trading or speculative purposes.  First Federal does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.  For fiscal 2010, First Federal had a net gain of $2.0 million attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage banking activities.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used by us for general corporate purposes or for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers’ requests for funding.

Lending Commitments

Lending commitments include loan commitments, outstanding commitments on residential mortgage loans not yet closed, unused business and consumer credit card lines, and documentary letters of credit.  Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.  Commitments generally have fixed expiration dates or other termination clauses.  The majority of the commitments will be funded within a 12 month period.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential or income producing commercial properties.  These instruments are not recorded in our Consolidated Balance Sheets until funds are advanced under the commitments.  For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements.  See Note 16 to the Consolidated Financial Statements for additional information regarding lending commitments.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of September 30, 2010, there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2010, was $1.5 million.

Contractual Obligations

The table below summarizes future contractual obligations.

	As of September 30, 2010
	Payments Due by Period
Contractual Obligations (in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$925,107	$216,539	$63,295	$82,078	$2,669	$1,289,688
Borrowings[1]	115,000	85,000	—	108,011	247,193	555,204
Capital Expenditures	2,912	2,156	290	—	—	5,358
Operating leases	2,489	2,396	1,926	2,489	3,311	12,611
Total contractual obligations	$1,045,508	$306,091	$65,511	$192,578	$253,173	$1,862,861

[1] Excludes the market value adjustment of $235 thousand associated with FHLB advances from the Cape Fear Acquisition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Holdings, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010.  These financial statements are the responsibility of First Financial’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Holdings, Inc’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

We have audited First Financial Holdings, Inc.’s (a Delaware corporation) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on First Financial Holdings, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows each of for the three years in the period ended September 30, 2010, and our report dated December 13, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
December 13, 2010

FIRST FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$49,837	$54,565
Interest-bearing deposits with banks	10,710	23,505
Total cash and cash equivalents	60,547	78,070
Investment securities:
Securities available for sale, at fair value	407,976	492,754
Securities held to maturity, at amortized cost (approximate fair value $24,878 and $25,185, respectively)	22,529	22,401
Nonmarketable securities - FHLB stock	42,867	46,141
Total investment securities	473,372	561,296
Loans	2,564,348	2,661,742
Less: Allowance for loan losses	86,871	68,473
Net loans	2,477,477	2,593,269
Loans held for sale	28,400	25,603
Premises and equipment, net	83,413	81,021
Goodwill	28,260	29,278
Other intangible assets, net	9,754	8,683
FDIC indemnification asset, net	67,583	62,754
Other assets	94,209	70,313
Total assets	$3,323,015	$3,510,287

LIABILITIES
Deposits:
Noninterest-bearing	$223,915	$206,081
Interest-bearing	2,191,148	2,113,452
Total deposits	2,415,063	2,319,533
Advances from FHLB	508,235	492,751
Other short-term borrowings	812	258,813
Long-term debt	46,392	46,392
Other liabilities	34,323	41,149
Total liabilities	3,004,825	3,158,638

SHAREHOLDERS' EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at September 30, 2010 and September 30, 2009, respectively (Redemption value $65,000)	1	1
Common stock, $.01 par value, authorized 24,000,000 shares, issued 21,465,163 and 20,835,381 shares at September 30, 2010 and September 30, 2009, respectively	215	208
Additional paid-in capital	194,767	185,249
Treasury stock at cost, 4,938,411 shares at September 30, 2010 and September 30, 2009.	(103,563)	(103,563)
Retained earnings	221,920	265,821
Accumulated other comprehensive income	4,850	3,933
Total shareholders' equity	318,190	351,649
Total liabilities and shareholders' equity	$3,323,015	$3,510,287

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(in thousands, except per share data)	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$152,522	$155,674	$153,539
Interest and dividends on investments	24,540	30,688	20,945
Other	3,859	2,434	288
Total interest income	180,921	188,796	174,772
INTEREST EXPENSE
Interest on deposits	32,784	40,894	50,646
Interest on borrowed money	21,674	26,220	32,762
Total interest expense	54,458	67,114	83,408
NET INTEREST INCOME	126,463	121,682	91,364
Provision for loan losses	125,194	66,883	16,939
Net interest income after provision for loan losses	1,269	54,799	74,425
NONINTEREST INCOME
Service charges on deposit accounts	25,574	24,407	25,708
Insurance	25,507	27,022	26,573
Mortgage and other loan income	11,394	8,203	7,563
Trust and plan administration	4,412	1,841	973
Brokerage fees	2,281	2,028	2,923
Other	4,949	1,927	3,579
Impairment losses on investment securities:
Total other-than-temporary-impairment losses	(2,853)	(3,993)	(486)
Less: Noncredit-related losses(gains) recognized in other comprehensive income before taxes	—	—	—
Net impairment losses reconized in earnings	(2,853)	(3,993)	(486)
Total noninterest income	71,264	61,435	66,833

NONINTEREST EXPENSE
Salaries and employee benefits	73,957	66,221	66,102
Occupancy costs	9,713	8,856	8,113
Furniture and equipment	8,820	8,315	6,489
Real estate owned expenses, net	7,123	3,071	528
FDIC insurance and regulatory fees	4,672	5,787	1,166
Professional services	4,161	3,670	2,309
Advertising and marketing	3,265	2,852	3,025
Other loan expense	1,669	1,074	436
Intangible asset amortization	960	761	617
Other expense	19,370	15,779	15,476
Total noninterest expense	133,710	116,386	104,261
(Loss) income before income taxes	(61,177)	(152)	36,997
Income tax (benefit) expense	(24,388)	(615)	14,359
(Loss) income before extraordinary item	(36,789)	463	22,638
EXTRAORDINARY ITEM
Gain on acquisition, less income taxes of $18,833	—	28,857	—
NET (LOSS) INCOME	$(36,789)	$29,320	$22,638
Preferred stock dividends	3,252	2,663	—
Accretion on preferred stock discount	556	431	—
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(40,597)	$26,226	$22,638

Net (loss) income per common share:
Basic	$(2.46)	$2.24	$1.94
Diluted	$(2.46)	$2.24	$1.94

Average common shares outstanding:
Basic	16,511	11,721	11,664
Diluted	16,511	11,721	11,692

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Treasury		Accumulated Other
	Preferred Stock		Common Stock		Additional	Stock	Retained	Comprehensive
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Paid-in Capital	At cost	Income	(Loss)/Income	Total

Balance at September 30, 2007	—	$—	11,635	$165	$56,106	$(103,197)	$233,820	$(1,179)	$185,715
Net income							22,638		22,638
Other comprehensive income:
Unrealized net loss on securities available for sale, Net of tax of $9,378								(14,729)	(14,729)
Net change in post retirement costs, Net of tax of $36								(58)	(58)
Total comprehensive income									7,851
Stock based compensation expense					829				829
Stock options exercised			64	1	1,340				1,341
Excess stock option tax benefit					63				63
Cumulative effect of adoptionof FIN 48							(240)		(240)
Cash dividends ($1.02 per share)							(11,891)		(11,891)
Treasury stock purchased			(7)			(190)			(190)
Balance at September 30, 2008	—	$—	11,692	$166	$58,338	$(103,387)	$244,327	$(15,966)	$183,478
Cummulative effect of adoption of FASB ASC 320							1,178
Reversal of cummulative effect of adoption of FASB ASC 320 due to realized credit losses							(1,178)
Net income							29,320		29,320
Other comprehensive income:
Unrealized net gain on securities available for sale, Net of taxes of $12,678								19,914	19,914
Net change in post retirement costs, Net of tax of $9								(15)	(15)
Total comprehensive income									49,219
Common stock issued pursuant to public offering			4,194	42	60,596				60,638
Stock based compensation expense					524				524
Stock options exercised			19		350				350
Excess stock option tax benefit					11				11
Issuance of preferred stock and warrants	65	1			64,999				65,000
Accretion of preferred stock					431		(431)		-
Cash dividends:
Common stock ($0.405 per share)							(4,732)		(4,732)
Preferred stock							(2,663)		(2,663)
Treasury stock purchased			(8)			(176)			(176)
Balance at September 30, 2009	65	$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss							(36,789)		(36,789)
Other comprehensive income:
Unrealized net gain on securities available for sale, Net of taxes of $726								1,096	1,096
Net change in post retirement costs, Net of taxes of $63								(179)	(179)
Total comprehensive income									(35,872)
Common stock issued pursuant to public offering			629	7	9,166				9,173
Stock based compensation expense					(219)				(219)
Stock options exercised			1		12				12
Excess stock option tax benefit					3				3
Accretion of preferred stock					556		(556)
Cash dividends:
Common stock ($0.20 per share)							(3,304)		(3,304)
Preferred stock							(3,252)		(3,252)
Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,
	2010	2009	2008
Operating Activities
Net (loss) income	$(36,789)	$29,320	$22,638
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	125,194	66,883	16,939
Depreciation	6,101	6,071	5,705
Amortization of intangibles	960	761	617
Net (increase) decrease in current & deferred income taxes	(26,828)	10,616	(13,503)
Amortization of mark-to-market adjustments	(7,314)	(12,016)	—
Fair market value of adjustments on Other real estate owned	6,540	1,964	—
Amortization of unearned (discounts) premiums on investments, net	(3,632)	3,627	(242)
Other-than-temporary impairment losses	2,853	3,993	486
Loans originated for sale	(260,344)	(455,725)	(203,350)
Proceeds from loans held for sale	260,692	440,848	203,018
Gain on sale of loans, net	(3,145)	(1,995)	(2,088)
Loss (gain) on sale of real estate owned, net	1,847	1,233	(9)
Gain on sale of property and equipment, net	(1,373)	(162)	(1,052)
Recognition of stock-based compensation expense	(219)	524	829
Tax benefit resulting from stock options	(3)	(11)	(63)
Decrease in prepaid FDIC insurance premium	(11,130)	—	—
Other	(5,272)	(18,704)	2,458
Net cash provided by operating activities	48,138	77,227	32,383

Investing Activities
Securities available-for-sale:
Proceeds from sales	21	19,670	750
Proceeds from maturities, calls and payments	160,323	144,897	76,933
Purchases	(73,104)	(235,628)	(148,033)
Purchases of investment securities held to maturity, net	—	(506)	—
Redemption (purchase) FHLB stock, net	3,273	(847)	(12,204)
Increase in loans, net	(25,083)	(94,341)	(214,760)
Proceeds from sales of real estate owned	20,281	16,241	5,166
Increase in property and equipment, net	(7,120)	(8,134)	(9,088)
Increase in intangibles from acquisitions	(236)	(2,479)	(18,193)
Acquisition of Cape Fear Bank, net of cash	—	(11,676)	—
Net cash used in investing activities	78,355	(172,803)	(319,429)

Financing Activities
Increase ( decrease) in demand and savings deposits, net	83,099	(1,689)	(21,845)
Increase in time deposits, net	12,433	148,192	18,243
(Decrease) increase (decrease) in short term borrowings, net	(258,001)	230,025	22,998
Repayments (proceeds) of FHLB advances, net	16,000	(384,244)	264,000
Proceeds from Issuance of common stock, net	9,173	60,638	—
Issuance of preferred stock	—	62,020	—
Issuance of stock warrants	—	2,980	—
Change related to employee benefit plans	(179)	(15)	(58)
Proceeds from exercise of stock options	12	350	1,341
Tax benefit resulting from stock options	3	11	63
Dividends paid on preferred stock	(3,252)	(3,094)	—
Dividends paid on common stock	(3,304)	(4,301)	(11,891)
Treasury stock purchased	—	(176)	(190)
Net cash provided by financing activities	(144,016)	110,697	272,661
Net (decrease) increase in cash and cash equivalents	(17,523)	15,121	(14,385)

Cash and cash equivalents at beginning of period	78,070	62,949	77,334
Cash and cash equivalents at end of period	$60,547	$78,070	$62,949

Supplemental disclosures:
Cash paid during the period for:
Interest	$54,933	$69,596	$84,419
Income taxes	—	11,654	20,666
Loans foreclosed	18,142	29,908	9,687
Loans securitized into mortgage-backed securities	196,280	37,905	—
Unrealized gain (loss) on securities available for sale, net of income tax	1,096	19,914	(14,729)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010, 2009, and 2008

NOTE 1.  Summary of Significant Accounting Policies

First Financial Holdings, Inc. (which may be referred to in this document as “First Financial”, “we,” “us,” or “our”) is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company.  First Financial is headquartered in Charleston, South Carolina and conducts its operations principally in South and North Carolina.  The thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), offers a full range of financial services designed to meet financial needs of individuals and businesses.  First Federal provides residential, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services, reinsurance of private mortgage insurance, and premium financing activities.  Other subsidiaries of First Financial include First Southeast Insurance Services, Inc. (“First Southeast Insurance”), which is an insurance agency, Kimbrell Insurance Group, Inc. (“Kimbrell”), which is a managing general insurance agency, First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which is a registered investment advisor, and First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer.  First Financial is not dependent on any single or limited number of customers, the loss of which would have a material adverse effect.  No material portion of the business is seasonal.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Financial, First Federal, First Southeast Insurance, Kimbrell, First Southeast 401(k), and First Southeast Investors.  Our consolidated financial statements also include the assets and liabilities of the variable interest entities where First Financial is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We operate two primary business segments; banking and insurance.

On April 10, 2009, First Federal entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and acquired certain assets and assumed certain liabilities of Cape Fear Bank, a full service community bank that was formerly headquartered in Wilmington, North Carolina.  The results of operations for Cape Fear Bank subsequent to the acquisition date of April 10, 2009 are included in First Financial’s Consolidated Statements of Operations.  See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S generally accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from these estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, impaired loans, other real estate owned, estimates of fair value associated with acquisitions, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation, income taxes, mortgage servicing rights, and other-than-temporary impairment of investment securities.

Reclassifications

Several balance sheet and statement of operations accounts have been reclassified for presentation consistent with industry standards.  Specifically, loans are now grouped by purpose rather than by underlying collateral.  Noninterest-bearing deposit accounts now include customer escrow and official check balances, which were previously disclosed separately on the face of the Consolidated Balance Sheets.  Several expense accounts, which were previously netted against their respective revenues, have been moved from noninterest income to noninterest expense.  Several new categories of noninterest income and noninterest expense have been separated from other noninterest income and other noninterest expense, respectively, and are now presented separately on the Consolidated Statements of Operations.  While all prior periods have been revised retrospectively to be consistent with this presentation, these changes do not affect First Financial’s reported consolidated financial condition or results of operations for any of the prior periods.

Investments in Debt and Equity Securities

Our investments in debt securities principally consist of U.S. Treasury securities, corporate securities, state and municipal obligations, and mortgage-backed securities we purchased or created when we exchange pools of loans for mortgage-backed securities.  We classify our investments in debt securities as available for sale and held to maturity.

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

We classify debt and equity securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity.  Securities designated as available for sale are recorded at fair value.  Changes in the fair value of debt and equity securities available for sale are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect.  Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations.  Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

To determine which individual securities are at risk for other-than-temporary impairment (“OTTI”), First Financial considers various characteristics of each security including, but not limited to, the credit rating, the duration and amount of the unrealized loss and any credit enhancements.  The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.  For securities identified as at risk for OTTI, additional evaluation techniques are applied, include estimating projected cash flows based on the structure of the security and certain assumptions such as prepayments, default rates, and loss severity to determine whether First Financial expects to receive all of the contractual cash flows as scheduled.  First Financial recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis. OTTI attributed to credit is recorded as a charge against current earnings, while OTTI attributed to noncredit factors is recorded as a charge against Other Comprehensive Income.  The detail of the components of OTTI is presented in Note 4 to the Consolidated Financial Statements.

Controlling Financial Interest

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest.  As defined in applicable accounting standards, variable interest entities are entities that lack one or more of the characteristics of a voting interest entity described above.  A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  FFSL I LLC qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal.  North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal.  Our wholly-owned trust subsidiary, formed to issue trust securities, First Financial Capital Trust I, is a VIE for which we are not the primary beneficiary.  Accordingly, the accounts of this entity are not included in our consolidated financial statements.

Loans and Loans Held for Sale

Our residential mortgage loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, homes in the construction phase and land.  Our commercial loan portfolio is comprised of loans that are secured by various types of real estate (including owner occupied, non-owner occupied and buildings in the construction phase and raw land) as well as loans used for general business purposes, which may be secured by working capital, equipment financing, or other business assets or unsecured.  Our consumer loans include home equity lines of credit, auto loans, marine loans, manufactured housing loans, credit card receivables and loans on various other types of consumer products.

Fees are charged for originating loans at the time the loan is granted.  Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated.  The net deferred fees or costs are recognized as yield adjustments by applying the interest method.

Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan.  The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date.  Loans will also be placed on nonaccrual when it is determined to be impaired, even if prior to 90 days past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  While a loan is on nonaccrual status, no interest is recognized.  Loans are returned to accrual status only when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans.  The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.  First Financial uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

Allowance for Loan Losses

Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  As part of our quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions unemployment, the composition of the loan portfolio, deterioration of the loan portfolio and specific sector stress, trends in delinquent and nonperforming loans, and historical loss experience by categories of loans, concentrations of credit, changes in underwriting standards, regulatory examination results, and other factors indicative of potential losses remaining in the portfolio.  Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.  The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

First Financial believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about probable incurred losses inherent in the loan portfolio at the balance sheet date.  The impact of an unexpected large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

First Financial’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount.  The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable.  Fair value of loans with a probable loss may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified.  Loans are segmented into categories for analysis based in part on the risk profile inherent in each category.  Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.  A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history for a three-year period, tracked by main loan category.  We adjust the loss history by internal and external qualitative factors as considered necessary at each period end given the facts at the time.

We consider a loan to be impaired under Accounting Standards Codification Topic (“ASC”) 310-10-35 when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan.  Loans classified as impaired are placed on nonaccrual status.  Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss.  All other loans are evaluated for impairment on an individual basis. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed.  Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated net realizable value.  Impairment on loans which are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate.  With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, a fair value of collateral approach is generally used.  The underlying collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated realizable value.

Increases to the allowance for loan losses are charged by recording a provision for loan losses.  Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management’s review of the loan through possession of the underlying security or through a troubled debt restructuring transaction.  Recoveries are credited to the allowance.  Management believes that the allowance for loan losses is appropriate according to GAAP and is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date.

Loans Acquired with Deteriorated Credit Quality

ASC 310-30 applies to a loan with evidence of deterioration of credit quality since origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  For loans accounted for under ASC 310-30, management determines the value of the loan portfolio based, in part, on work provided by an appraiser.  Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates.  Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques.  Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful.  Certain amounts related to these loans were estimates and highly subjective.

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

For assets covered under the FDIC loss sharing agreement described below, loans are considered in the calculation of the allowance for loan losses as previously discussed.  Loans determined to be impaired and related credit losses incurred subsequent to the initial measurement of the loan valuation and FDIC indemnification asset appropriately affect the provision for loan losses and the allowance in that period.  Related changes to the FDIC indemnification asset will be presented net in the provision for loan losses.

FDIC Indemnification Asset

On April 10, 2009, First Federal entered into a purchase and assumption agreement (“the agreement”) with loss share with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution.  The loans and real estate owned (“REO”) purchased under the agreement are covered by a loss share agreement between the FDIC and First Federal, which affords First Federal significant protection.  This agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by First Federal.  This agreement extends for 10 years for one-to-four family real estate loans and for five years for other loans. First Federal cannot submit claims of loss until certain events occur, as defined under the agreement.

The determination of the initial fair value of loans and REO acquired, and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity.  The amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  Because of the loss sharing agreement with the FDIC on these assets and that First Federal considered its share of losses in estimating fair values of assets acquired, First Federal should not incur any significant losses based on current estimates.  To the extent the actual values realized for the acquired loans are different from the estimate; the indemnification asset will generally be affected in an offsetting manner due to the loss sharing support from the FDIC.  As such, the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss sharing agreement.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when:  (1) the assets have been isolated from First Federal, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) First Federal does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  We review all sales of loans by evaluating specific terms in the sales documents.  We believe that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee.  As stated in the commitment document, we have no recourse with these loans except in the case of fraud.  In certain sales, we may retain the mortgage servicing rights and in other programs may retain potential loss exposure from the credit enhancement obligation, both of which are evaluated and appropriately measured at date of sale.

We package mortgage loans as securities to investors and are currently securitizing most of the 30-year fixed-rate conforming mortgage loans originated, converting them into mortgage-backed securities issued through the Federal National Mortgage Association (“FNMA”) and selling the resulting securities to third party investors.  First Federal records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met.  Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale.  We generally retain the mortgage servicing on loans sold.  Since quoted market prices are not typically available, we estimate the fair value of these retained interests through the services of a third-party service provider to determine the net present value of expected future cash flows.  Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved.  Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Operations.

We also periodically securitize mortgage loans that we intend to hold for the foreseeable future and transfer the resulting securities to the securities available for sale portfolio.  Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions.  Subsequently, if sold, the gain or loss on the sale of these securities is included in mortgage banking income.  See Note 6 to the Consolidated Financial Statements for additional detail.

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

Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value as of the date of foreclosure, adjusted for estimated selling costs.  Valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses.  Fair values of real estate owned are reviewed regularly and any subsequent valuation adjustments, operating expenses or income, as well as any gains or losses on the disposition of such properties are recognized in noninterest expense.

Goodwill and Intangible Assets

Accounting standards require that we account for acquisitions using the purchase method of accounting.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged.  Intangible assets are identifiable assets, such as customer lists, resulting from our acquisitions.  Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to fifteen years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

In accordance with GAAP, goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists.  Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

The evaluation of goodwill is based on a variety of factors, including common stock trading multiples, discounted cash flows and data from comparable acquisitions.  Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value.  In accordance with ACS 350, the fair value for each reporting unit is computed using one or a combination of the income, market value, or cost methods.

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

We tested for impairment during the quarters ended June 30, 2010, June 30, 2009, and June 30, 2008 and, based on the results obtained, did not recognize any impairment charges during the last three fiscal years.

Mortgage Servicing Rights

First Federal has a significant mortgage loan servicing portfolio, with related mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the present value of the future net servicing fees from servicing mortgage loans.  Servicing assets and servicing liabilities must be initially measured at fair value, if practicable.  For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market (“LOCOM”).  First Federal uses the fair value measurement option for residential mortgage servicing rights.

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

Derivative Financial Instruments

We use derivatives as part of our interest rate management activities associated with our mortgage banking activities.  Entities are required to recognize derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value.  Changes in the fair value of those derivatives are reported in current earnings.  We do not currently engage in any activities that qualify for hedge accounting.  All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.

Securities Sold Under Agreements to Repurchase

We may, from time to time, enter into sales of securities under agreements to repurchase those securities, which constitutes a reverse repurchase agreement.  These reverse repurchase agreements are treated as financings.  The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements continue to be reflected as assets in the Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes net unrealized gains (losses) on securities and the cumulative effect of other post retirement benefits.  Comprehensive income is presented in the Consolidated Statement of Changes in Shareholders’ Equity.  The details of other comprehensive income (loss) is presented in Note 12 to the Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share (“EPS”) excludes the dilutive effect of options and other convertible securities, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Commission Revenue Recognition

The commission revenues associated with First Southeast Insurance are recognized at the later of the billing or the effective date of the related insurance policies.  Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions are recognized as revenue when received or when determinable.  A contingent commission is a commission paid by an insurance carrier that is based on the overall profit and/or volume of the business placed with that insurance carrier.  Commission on premiums billed directly by insurance carriers relate to a large number of small premium transactions, whereby the billing and policy issuance process is controlled entirely by the insurance carrier.  The income effects of subsequent premium adjustments are recorded when the adjustments become known.  Producer commission is deducted from gross revenues in the determination of Kimbrell’s total revenues.  Producer commission represents commissions paid to sub-brokers related to the placement of certain business by Kimbrell.  This commission is recognized in the same manner as commission revenues.

Income Taxes

Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes.  Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, “Income Taxes.”  Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in First Federal’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

Disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet for which it is practicable to estimate that value are required.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Financial.  For additional information, see Note 17 to the Consolidated Financial Statements.

Risks and Uncertainties

In the normal course of our business, we encounter two significant types of risk, economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  We are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different indexes, than our interest-earning assets.  Credit risk exists in both loan and investment portfolios due to the risk that a borrower or issuer may be unable or unwilling to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate we hold, and the valuation of loans held for sale, investments and mortgage-backed securities available for sale and mortgage servicing rights.

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

NOTE 2.  Recent Accounting Pronouncements

Receivables (ASC 310) – Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (ASC 310) – “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU requires new disclosures and clarifies existing disclosure requirements about the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for loan losses.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures.  ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  First Financial does not expect the adoption of ASU 2010-20 to have a material impact on its financial condition or results of operations.

NOTE 3.  Acquisitions

On April 10, 2009, First Federal entered into an agreement with the FDIC to acquire certain assets and assume certain liabilities of Cape Fear Bank, which had locations in the Wilmington, North Carolina area.   The acquisition consisted of assets with a fair value of $413.2 million and liabilities with a fair value of $384.3 million.  First Federal assumed $306.0 million of deposits and $59.0 million of Federal Home Loan Bank (“FHLB”) advances at estimated fair values in the transaction.  Additionally, First Federal purchased approximately $274.5 million in loans and $78.3 million of other assets at estimated fair values.  Based on the acquisition date fair values for the net assets acquired, no goodwill was recorded.  The transaction resulted in a pre-tax gain of $47.7 million ($28.9 million after-tax), which is recorded as an extraordinary item on the face of the Consolidated Statement of Operations.

In addition to the assets purchased and liabilities assumed, First Federal entered into a loss sharing agreement with the FDIC which affords First Federal significant protection.  Under the loss sharing agreement, First Federal will share in the losses on assets covered under the agreement (referred to as “covered assets” or “covered loans”) with the FDIC.  On losses up to $110.0 million, First Federal will assume the first $31.5 million and the FDIC will reimburse First Federal for 80% of the losses between $31.5 million and $110.0 million.  On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses.  Reimbursement for losses on single family residential one-to-four family mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the acquisition occurs, and reimbursement for losses on non-single family residential one-to-four family mortgage loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the acquisition occurs.  The reimbursable losses from the FDIC are based on the book value of the relevant loans and foreclosed assets as determined by the FDIC as of the acquisition date.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset and their estimated fair value was $60.4 million on the acquisition date.  The cumulative losses related to the first loss tranche on covered assets at September 30, 2010, were $31.5 million.  As of September 30, 2010, we exceeded the first loss tranche by $3.2 million, of which $2.6 million of the losses are recoverable from the FDIC and are included in the FDIC indemnification asset as presented in the following table.

	Amount		Net
(in thousands)	Receivable	Discount	Receivable
Balance at September 30, 2009	$69,050	$(6,296)	$62,754
Payments from FDIC for losses on covered assets	—	—	—
Valuation adjustment on real estate owned	1,029	—	1,029
Accretion discount	—	3,800	3,800
Balance at September 30, 2010	$70,079	$(2,496)	$67,583

Under ASC 310–30-15, the preliminary estimate of the contractually required payments receivable for all loans acquired with deteriorated credit quality having common risk characteristics was $170.6 million at acquisition date.  The estimated fair value of these loans was $74.6 million, net of an accretable yield of $10.7 million, which represents the difference between the value of the loans on the balance sheet and the cash flows they are expected to produce.  At April 10, 2009, the majority of these loans were valued based on the liquidation value of the underlying collateral because the future cash flows are primarily based on the liquidation of the underlying collateral.  As prescribed by ASC 310-30, there was no allowance for loan losses established related to these loans at acquisition.  The accretable yield amount declined by $4.7 million and $2.9 million, during the fiscal years ended September 30, 2010 and 2009, respectively, to $3.1 million remaining accretable discount at September 30, 2010.  Based on the evaluation performed at September 30, 2010 of the expected cash flows on these underlying loans, adjustment to the projected cash flows, and remaining discount or accretable yield, no impairment loss was required.

On the acquisition date, the estimate of the contractually required payments receivable for all ASC 310-20 loans acquired in the acquisition was $216.2 million and the estimated fair value of the loans totaled $204.1 million.  First Federal applied a $4.1 million allowance for loan losses to these loans, which was derived using First Federal’s allowance for loan losses methodology.

NOTE 4.  Investment Securities

The investment securities portfolio is comprised of securities that, at purchase, are rated in one of the four highest rating categories by at least one nationally recognized investment rating service, and where available, are rated by two rating services.  The following table presents amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, mortgage-backed securities available for sale, and held to maturity securities.

	As of September 30, 2010				As of September 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
Obligations of the U.S Government agencies and corporations	$2,021	$28	$—	$2,049	$2,173	$14	$2	$2,185
State and municipal obligations	450	16	—	466	450	24	—	474
Collateralized debt obligations and corporate securities	13,589	1,326	4,699	10,216	16,096	142	5,123	11,115
Mortgage-backed securities	382,842	13,731	1,328	395,245	466,756	16,598	4,374	478,980
Total securities available for sale	$398,902	$15,101	$6,027	$407,976	$485,475	$16,778	$9,499	$492,754

Securities held to maturity

State and municipal obligations	$21,623	$2,350	$1	$23,972	$21,495	$2,784	$—	$24,279
Certificates of deposit	906	—	—	906	906	—	—	906
Total securities held to maturity	$22,529	$2,350	$1	$24,878	$22,401	$2,784	$—	$25,185

Nonmarketable securities - FHLB stock	$42,867	$—	$—	$42,867	$46,141	$—	$—	$46,141

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2010
(in thousands)	Amortized Cost	Fair Value
Securities available for sale
Due within one year	$1,482	$1,483
Due after one year through five years	540	566
Due after five years through ten years	1,007	1,071
Due after ten years	13,031	9,611
	16,060	12,731
Mortgage-backed securities	382,842	395,245
Total	$398,902	$407,976

Securities held to maturity
Due within one year	$906	$906
Due after ten years	21,623	23,972
Total	$22,529	$24,878

Proceeds from the sale of investment securities available for sale totaled less than $100 thousand, $6.0 million, and $750 thousand in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total
(dollars in thousands) September 30, 2010	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale

Collateralized debt obligations and corporate securities	1	$292	$14	16	$4,784	$4,685	17	$5,076	$4,699
Mortgage-backed securities	11	44,214	130	9	39,852	1,198	20	84,066	1,328
Total temporarily impaired	12	$44,506	$144	25	$44,636	$5,883	37	$89,142	$6,027

Securities held to maturity
State and municipal obligations	1	$769	$1	—	$—	$—	1	$769	$1

	Less than 12 Months			12 Months or Longer			Total
September 30, 2009	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale

Obligations of the U.S Government agencies and corporations		$—	$—	1	$1,494	$2	1	$1,494	$2
Collateralized debt obligations and corporate securities	4	2,556	343	14	10,726	4,780	18	13,282	5,123
Mortgage-backed securities	21	75,793	2,296	10	57,559	2,078	31	133,352	4,374
Total temporarily impaired	25	$78,349	$2,639	25	$69,779	$6,860	50	$148,128	$9,499

Other-Than-Temporary Impairment

Management evaluates securities for OTTI on a quarterly basis.  In determining OTTI, the investment securities portfolio is evaluated according to ASC 320-10 and management considers many factors including:  (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and is based on information available to management at a point in time. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors.  Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

At September 30, 2010, the majority of unrealized losses were related to First Federal’s private-label collateralized mortgage obligations (“CMOs”) and trust preferred CDOs as discussed below.  For the year ended September 30, 2010, First Federal recorded credit-related OTTI of $2.9 million through the net impairment losses recognized in earnings line on the Consolidated Statement of Operations.  The components of the OTTI were: $351 thousand on private-label mortgage-backed security (“MBS”), $1.4 million on the CDO portfolios and $1.1 million on corporate securities.  The total securities impacted by credit-related OTTI represent less than 3.3% of the investment portfolio and therefore have negligible impact on our liquidity and capital positions.

Our CMO portfolios, which are mainly comprised of private-label, non-agency securities, were priced using fair value cash flow models considered as level three because of market illiquidity.  In making this determination we evaluated recent transaction volumes, price quotations and related price variability, available broker information, and market liquidity to the extent possible.  See Note 17 to the Consolidated Financial Statements for additional information on the fair value levels.  First Federal determined that deteriorations in value were due, in part, to forced sales and illiquid market conditions in which these securities trade; and accordingly, we do not believe that these values accurately reflect the true fair value of these securities.  To determine the fair value of the CMOs, we utilized a weekly market snapshot that reflects current fair values for similar agency products from third-party vendors.  We then determined the economic spread on a variety of products, both agency and non-agency.  The current quarterly trend indicated that there was no readily available private label price reflecting the illiquidity of the market and therefore resulted in the use of level three cash flow modeling.  A pricing model is thus utilized to estimate each security’s cash flows and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads.  If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI.

At September 30, 2010, 19 of our 48 private-label CMO securities had unrealized losses totaling $1.3 million.  These private-label CMOs were rated AAA at purchase.  Additionally, there was one U.S. agency MBS with unrealized losses as of September 30, 2010, but this unrealized loss was considered temporary and attributable to market turmoil and reduced liquidity.  The following table presents the investment grades and OTTI losses for the CMO securities, which includes all private-label CMOs that have OTTI and the U.S. agency MBS.

(in thousands)
	At of September 30, 2010		Fiscal 2010
	Fair	Unrealized
Moody/S&P Ratings	Value	Loss	OTTI[1]
AAA	$23,771	$38	$—
AA	13,946	38	—
A	21,560	508	—
BBB	3,044	234	—
Below Investment Grade	21,173	450	351
Private label CMOs	83,494	1,268	351

U.S. agency MBS	572	60	—
Total mortgage-backed securities	$84,066	$1,328	$351

[1]Recognized in noninterest income

The OTTI recorded in fiscal 2010 for the CMO category is related to one private-label security with credit-related deterioration evidenced by a credit rating downgrade to Caa3 by Moody’s, which is below investment grade; increases in the twelve-month average loss severity to 47.83% and twelve-month average constant default rate to 7.29%; and an increase in the 60 days or more delinquency rate to 30.72% as of September 30, 2010.

As of September 30, 2010, management does not intend to sell this security, nor is it more likely than not that we will be required to sell the securities before the amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such an action.

Collateralized Debt Obligations (“CDOs”) and Corporate Debt

The CDO and other corporate securities portfolio is comprised primarily of trust preferred securities issued by other financial institutions.  At September 30, 2010, we had four corporate bonds totaling $3.9 million and during fiscal 2010, we recorded $1.1 million of OTTI charged to earnings on one corporate bond.  The remaining corporate bonds do not have any unrealized losses at September 30, 2010.  The majority of the OTTI charges and unrealized loss at September 30, 2010 are in the CDO portfolio.  To determine the market price for First Federal’s CDOs, we utilize cash flow models for trust preferred CDOs provided by a third-party pricing service.  The model estimates default vectors for the underlying issuers within each CDO security, estimates expected bank failures across the entire banking system to determine the impact on each CDO, and assigns a risk rating to each individual issuer in the collateral pool.  The individual risk ratings for the underlying securities in the pools is determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial/construction loans and broker deposits for each underlying issuer. The risk ratings are used to determine an expected default vector for each CDO security. The vendor model assigns assumptions of constant default rate, loss severity, recovery lags, and prepayment assumptions which are reviewed for reasonableness and consistency by management.  The resulting projected cash flows are compared to book value to determine the amount of any OTTI.

The following table provides information and fair value model assumptions regarding our CDOs that had OTTI charges.

Collateralized Debt Obligations at September 30, 2010
(in thousands)

						YTD Other-Than-Temporary Impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total

ALESCO I	Pooled	B-1	$611	$256	$355	$66	$—	$66
ALESCO II	Pooled	B-1	371	280	91	—	—	—
MCAP III	Pooled	B	463	224	239	5	—	5
MCAP IX	Pooled	B-1	449	155	294	164	—	164
MCAP XVIII	Pooled	C-1	179	139	40	—	—	—
PETZL XI	Pooled	B-1	877	318	559	123	—	123
PETZL XIII	Pooled	B-1	414	141	273	86	—	86
PRETZL IV	Pooled	MEZ	121	52	69	1	—	1
PRETZL VII	Pooled	MEZ	327	110	217	183	—	183
PRETZL XII	Pooled	B-2	567	221	346	288	—	288
PRETZL XIV	Pooled	B-1	870	286	584	130	—	130
PRETZLVI	Pooled	MEZ	526	337	189	240	—	240
TRPREF II	Pooled	B	719	286	433	96	—	96
USCAP II	Pooled	B-1	980	320	660	20	—	20
USCAPIII	Pooled	B-1	306	292	14	—	—	—
TOTAL			$7,780	$3,417	$4,363	$1,402	$—	$1,402

		Dollar Basis
	Lowest	% Performing	% Deferrals /	Constant Default Rate		Discount
Name	Rating		Defaults	High	Low	Margin[1]

ALESCO I	C	71.55%	28.45%	2.36%	0.26%	11.70%
ALESCO II	C	73.88%	26.12%	3.07%	0.34%	11.65%
MCAP III	CC	77.31%	22.69%	3.28%	0.36%	12.08%
MCAP IX	C	52.94%	47.06%	2.51%	0.28%	16.08%
MCAP XVIII	C	57.80%	42.20%	2.06%	0.23%	11.05%
PETZL XI	C	72.62%	27.38%	3.36%	0.37%	11.60%
PETZL XIII	C	69.25%	30.75%	1.59%	0.18%	11.57%
PRETZL IV	Ca	72.93%	27.07%	4.65%	0.52%	12.16%
PRETZL VII	C	29.52%	70.48%	3.36%	0.37%	16.80%
PRETZL XII	C	64.30%	35.70%	1.70%	0.19%	11.62%
PRETZL XIV	C	71.25%	28.75%	1.87%	0.21%	11.57%
PRETZLVI	D	19.02%	80.98%	0.53%	0.06%	11.80%
TRPREF II	C	57.71%	42.29%	4.68%	0.52%	11.92%
US CAP II	C	82.18%	17.82%	1.81%	0.20%	11.65%
USCAPIII	C	77.38%	22.62%	1.71%	0.19%	11.53%
Total		66.35%	33.65%
[1] Fair Market Market Value Discount Margin to LIBOR

In addition to the impact of interest rates, the estimated fair value of these CDOs has been and continues to be depressed due to the unusual credit conditions that the financial industry has faced over the last two years and the weakening economy, which has severely reduced the demand for these securities and rendered their trading market inactive.  As of September 30, 2010, management does not intend to sell these securities, nor is it more likely than not that we will be required to sell the securities before the entire amortized cost basis is recovered since our current financial condition, including liquidity and interest rate risk, will not require such action.

The following table represents the cumulative credit-related losses recognized in earnings for the CDO, CMO, and corporate securities.

(in thousands)	CDOs	Corporate Securities	CMOs
Cumulative credit related losses recognized in earnings at September 30, 2009	$3,731	$—	$748
Additions
Credit loss for which no previous OTTI recognized	241	1,100	—
Credit loss for which previous OTTI recognized	1,161	—	351
Reductions
Increase in cash flows expected to be collected	—	—	—
Cumulative credit related losses recognized in earnings at September 30, 2010	$5,133	$1,100	$1,099

NOTE 5.  Loans and Real Estate Owned

The following table presents the loan portfolio by major category.  Loans are grouped by purpose versus underlying collateral.

	As of September 30,
LOANS (in thousands)	2010	2009
Residential loans
Residential 1-4 family	$836,644	$749,289
Residential construction	14,436	15,681
Residential land	56,344	75,707
Total residential loans	907,424	840,677

Commercial loans
Commercial business	92,650	128,097
Commercial real estate	598,547	601,135
Commercial construction	28,449	80,247
Commercial land	143,366	221,845
Total commercial loans	863,012	1,031,324

Consumer loans
Home equity	397,632	398,423
Manufactured housing	269,857	243,823
Marine	65,901	76,608
Other consumer	60,522	70,887
Total consumer loans	793,912	789,741
Total loans	2,564,348	2,661,742
Less: Allowance for loan losses	86,871	68,473
Net loans	$2,477,477	$2,593,269

Loans Held For Sale	$28,400	$25,603

Note: Certain amounts have been reclassified to conform with current period presentation.

Non-accrual loans and loans 90 days past due and still accruing are summarized as follows:

	As of September 30,
(in thousands)	2010	2009

Nonaccrual loans	$140,231	$80,432
Loans 90+ days still accruing	175	121
Restructured Loans, still accruing	750	—
Total nonperforming loans	$141,156	$80,553

Loans acquired in the Cape Fear Acquisition that were performing at the time of acquisition, but have subsequently become nonaccrual are included in the table above.  Nonperforming loans acquired at acquisition are not included since these loans were adjusted to fair value at acquisition date.

Interest income related to nonaccrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $11.2 million for the year ended September 30, 2010, $4.5 million for the year ended September 30, 2009, and $1.5 million for the year ended September 30, 2008.  Recorded interest income on these loans was $1.1 million for fiscal 2010, $1.4 million for fiscal 2009, and $586 thousand for fiscal 2008.

Certain of the nonperforming loans included in the table above are considered to be impaired.  A loan is considered impaired when First Federal determines it is probable that the principal and interest due under the original underwriting terms of the loan may not be collected.  In most instances, impairment is measured based on the fair value of the underlying collateral, either through a valuation allowance or a writedown of the loan to the net realizable value, in which case no valuation allowance is recorded.  Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  First Federal measures impairment on all nonaccrual commercial loans for which it has established specific reserves.  This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, residential mortgage loans, or consumer loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.  First Federal maintains a valuation reserve for impaired loans as a part of the allowance for loan losses.  Cash collected on impaired nonaccrual loans is generally applied to outstanding principal.  At September 30, 2010 and 2009, all impaired loans were classified as nonaccrual and all accrued interest was reversed.  A summary of impaired loans and their effect on interest income is as follows:

			Valuation Reserve
	As of September 30,		As of September 30,
(in thousands)	2010	2009	2010	2009

Impaired loans with valuation reserve	$40,137	$43,753	$13,077	$18,559
Impaired loans with no valuation reserve	46,754	7,290	—	—
Total impaired loans	$86,891	$51,043	$13,077	$18,559

Impaired loans on nonaccrual basis	$86,141	$51,043	$13,077	$18,559
Impaired loans on accrual basis	750	—	—	—
Total impaired loans	$86,891	$51,043	$13,077	$18,559

Average balance for the year	$74,391	$29,858
Interest Income recognized for the year	—	—

An analysis of changes in the allowance for loan losses follows.

	Year ended September 30,
(in thousands)	2010	2009	2008
Balance, beginning of period	$68,473	$23,990	$15,428
Allowance of acquired bank	—	4,132	—
Provision for loan losses	125,194	66,883	16,939

Charge-offs	(111,519)	(27,993)	(9,240)
Recoveries	4,723	1,461	863
Net charge-offs	(106,796)	(26,532)	(8,377)

Balance, end of period	$86,871	$68,473	$23,990

The following table presents the components of other repossessed assets acquired, which is included in other assets on the Consolidated Balance Sheets.

	As of September 30,
(in thousands)	2010	2009
Real estate	$11,060	$20,887
Consumer-related assets	890	1,115
Total other repossessed assets acquired	$11,950	$22,002

The following table presents the components of other real estate owned expenses, net.

	Year ended September 30,
(in thousands)	2010	2009	2008
Loss (gains) on sale of real estate	$1,846	$1,234	$(9)
Fair-value writedown	4,263	935	18
Expenses	1,077	929	519
Rental Income	(63)	(27)	—
Total real estate owned expenses, net	$7,123	$3,071	$528

NOTE 6.  Mortgage Servicing Rights and Mortgage Loan Securitizations/Sales

Our portfolio of residential mortgages serviced for others was $1.3 billion at September 30, 2010 and $1.2 billion at September 30, 2009.  The amount of contractually specified servicing fees earned by First Federal during fiscal 2010 was $3.2 million, compared with $2.8 million and $2.7 million for fiscal 2009 and fiscal 2008, respectively.  We report contractually specified servicing fees in mortgage and other loan income on the face of the Consolidated Statement of Operations.

The following table presents the changes in fair value of capitalized MSRs, which is included in other assets on the Consolidated Balance Sheets.

	As of September 30,
(in thousands)	2010	2009
Balance at beginning of period	$11,166	$12,550
Additions
Servicing assets that resulted from transfers of financial assets	3,300	5,487

Change in fair value:
Due to change in valuation inputs or assumptions	(2,986)	(4,812)
Due to increases in principal paydowns or runoff	(1,280)	(2,059)
Balance at end of period	$10,200	$11,166

We have elected the fair value measurement method for MSRs and changes in fair value are recorded in earnings during the period in which they occur.  The fair value of MSRs is highly sensitive to changes in assumptions and we determine fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals.  Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSRs.  Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR.  Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

The following table presents our MSRs with their related characteristics and fair value sensitivity.

Residential
Mortgage Servicing Rights
(dollars in thousands)	As of September 30, 2010

Fair value of residential mortgage servicing rights	$10,200
Composition of residential loans serviced for others:
Fixed-rate mortgage loans	98.9%
Adjustable-rate mortgage loans	1.1%
Total	100.0%

Constant prepayment rate (CPR)	20.0%
Weighted average portfolio rate	5.3%
Discount rate	10.35%
Change in fair value as assumptions change
.50	19.0%
.25	9.5%
Flat (Base Case)
(.25)	(7.3)%
(.50)	(10.8)%

We utilize free standing derivatives (economic hedges) to mitigate the risk of changes in the MSR fair value, with the resulting gain or loss reflected in income.  During fiscal 2010, we recognized $5.0 million in net gains, compared with $3.7 million and $2.7 million in net gains during fiscal 2009 and fiscal 2008, respectively.  The results of the derivative activities are recorded in mortgage and other loan income on the face of the Consolidated Statement of Operations.

The following table displays mortgage loan securitizations and whole loan sales.

	Year ended September 30,
(in thousands)	2010	2009	2008
Loan securitization with FNMA	$196,280	$337,908	$—
Loan sales to FNMA	30,517	77,875	32,087
Loan sales to FHLB	13,515	12,245	140,172
Loan sales to other investors	17,234	10,825	28,671
Total loan securitization and loan sales	$257,546	$438,853	$200,930

NOTE 7.  Premises and Equipment

A following table presents premises and equipment by major category.

	As of September 30,
(in thousands)	2010	2009
Land	$29,132	$28,386
Buildings	54,333	52,387
Furniture and equipment	35,124	37,284
Leasehold improvements	11,570	9,663
	130,159	127,720
Less: accumulated depreciation and amortization	(46,746)	(46,699)
Total	$83,413	$81,021

At September 30, 2010, we held various non-cancelable operating leases with contract terms extending through 2034 on buildings and land used for office space and banking purposes.  Some of these leases contain escalation clauses which provide for higher rental expense based on increases in common area maintenance expenses and automatic escalation at predetermined lease anniversary or renewal dates.  The following table presents minimum rental commitments as of September 30, 2010.

(in thousands)	Rental Expense
Fiscal Year
2011	$2,489
2012	2,396
2013	1,926
2014	1,534
2015	955
Thereafter	3,311
Total	$12,611

Rental expenses under operating leases were $3.0 million for fiscal 2010, compared with $2.6 million and $2.0 million for fiscal 2009 and fiscal 2008, respectively.  .

NOTE 8.  Goodwill and Intangible Assets

The following table presents a rollforward of goodwill.

		Insurance
(in thousands)	Banking	Activities	Total
Balance at September 30, 2008	$630	$27,262	$27,892
Adjustment to goodwill related to an aquired insurance agency of First Southeast Insurance	—	133	133
Goodwill related to the acquisition of API	1,253	—	1,253
Balance at September 30, 2009	1,883	27,395	29,278
Reclassification of goodwill associated with the acquisition of API to intangbile assets	(1,253)	—	(1,253)
Adjustment to goodwill related to an aquired insurance agency of First Southeast Insurance	—	235	235
Balance at September 30, 2010	$630	$27,630	$28,260

Goodwill is tested annually during our fiscal quarter ended June 30 for impairment and there were no impairments or valuation adjustments required as of the balance sheet dates presented.  As Somers-Pardue was acquired prior to the adoption of SFAS 141R, the performance-based payments specified in the purchase agreement are recorded as increases to goodwill.  During the year ended September 30, 2010, $1.3 million of goodwill was transferred to intangible assets to adjust the value of customer lists related to the July 2009 acquisition of American Pensions, Inc. (“API”). The transfer resulted in the establishment of a deferred tax liability of $777 thousand with a total of $2.0 million recorded as an increase to intangible assets.

The following table summarizes the carrying amount of customer list intangibles.

	As of September 30,
(in thousands)	2010	2009
Customer list	$12,827	$11,734
Customer lists aquired with API	—	1,093
Transfer of goodwill assoicated with API	2,031	—
Less: accumulated amortization	(5,104)	(4,144)
Total	$9,754	$8,683

The weighted average amortization period for intangible assets is approximately 12 years as of September 30, 2010. We expect to record amortization expense related to intangibles for future years as shown in the table below:

(in thousands)	Intangible Amortization Expense
Fiscal Year
2011	$950
2012	944
2013	944
2014	875
2015	853
Thereafter	5,188
Total	$9,754

NOTE 9.  Deposit Accounts

The following table presents major deposit categories.

	As of September 30,
(in thousands)	2010	2009
Deposit accounts:
Noninterest-bearing checking	$223,915	$206,081
Interest-bearing checking	390,310	337,635
Savings	167,382	154,342
Money market accounts	343,768	344,220
Total core deposits	1,125,375	1,042,278
Time deposits:
Retail < $100 thousand	556,669	634,312
Retail >= $100 thousand	438,031	397,911
Total retail certificates of deposit	994,700	1,032,223

CDARs	69,280	76,353
Brokered time deposits	225,708	168,679
Total wholesale certificates of deposit	294,988	245,032

Total deposits	$2,415,063	$2,319,533

The following table presents scheduled maturities of certificate accounts as of September 30, 2010.

(in thousands)	Certificate Maturities
Fiscal Year
2011	$925,107
2012	216,539
2013	63,295
2014	25,293
2015	56,785
Thereafter	2,669
Total	$1,289,688

The aggregate amount of time deposits with balances equal to or greater than $100,000 totaled $708.5 million at September 30, 2010, and $595.0 million at September 30, 2009.  Deposit accounts with overdraft balances are classified as consumer loans in the Consolidated Balance Sheets.  These overdraft accounts totaled $11.1 million and $12.3 million at September 30, 2010 and 2009 respectively.

NOTE 10.  Advances From Federal Home Loan Bank

The following table presents the maturity schedule for advances from the FHLB of Atlanta.

(dollars in thousands)
	As of September 30,
	2010		2009
Fiscal Year	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2011	$115,000	1.00%	$134,000	6.07%
2012	85,000	1.55	75,000	3.50
2013	—	—	25,000	4.68
2014	—	—	—	—
2015	108,000	3.55	—	—
2016	125,000	3.83	58,000	3.51
2017	25,000	4.53	125,000	3.83
2018	50,000	3.47	25,000	4.53
2019	—	—	50,000	3.47
2020	—	—	—	—
Total due FHLB	508,000	2.75%	492,000	4.39%
Acquisition-fair value adjustment	235		751
Total	$508,235		$492,751

The above schedule is based on contractual maturities.  In fiscal 2011, callable advances total $225.0 million, with a weighted average rate of 3.93%.  The FHLB did not exercise any of their call provisions during the last two fiscal years.

Advances from the FHLB of Atlanta, which mature on various dates through 2016, are collateralized by a blanket lien on certain residential and commercial real estate loans with an aggregate balance at September 30, 2010 and 2009 of $680.7 million and $586.3 million, respectively.  In addition, First Federal pledged investment securities totaling $151.7 million at September 30, 2010 to collateralize its FHLB advances as compared to $35.5 million at September 30, 2009.  At September 30, 2010, First Federal’s borrowing capacity with the FHLB, which is limited to 40% of total eligible assets, was $832.4 million as compared with $621.8 million at September 30, 2009.   As of September 30, 2010 and 2009, the availability under the line was $324.4 million and $129.8 million, respectively.  Advances are subject to prepayment penalties and to conversion to floating rates at the option of the FHLB of Atlanta.

NOTE 11.  Other Borrowings

The following table presents other borrowings and their related weighted average interest rates.

	As of September 30,
(dollars in thousands)	2010		2009
	Balance	Rate	Balance	Rate
Bank Line of Credit	$—	—%	$28,000	0.72%
Federal Reserve	—	—	230,000	0.25
Other borrowings	812	4.59	813	4.59
	$812	4.59%	$258,813	0.32%

In March 2010, First Financial’s $35 million line of credit with an unaffiliated bank matured.  At that time, First Financial paid off the outstanding balance and did not renew it.

Other borrowings consist of six notes payable to several South Carolina non-profit organizations.  These loans are part of a strategy to leverage low-income housing tax credits.  During fiscal 2010, First Federal obtained unsecured federal funds lines totaling $35.0 million in aggregate with two unaffiliated banks.  Borrowings from the federal funds lines and the Federal Reserve, which is secured by a portion of our manufactured housing loan portfolio, are included in other short-term borrowings on the face of the Consolidated Balance Sheet if drawn, are used to supplement other liquidity sources as needed.  As of September 30, 2010, we had borrowing availability of $269.3 million from these two sources.

The following table presents information related to the various forms of borrowings.

(dollars in thousands)	2010	2009
Bank line of credit
At September 30
Balance	$—	$28,000
Weighted average rate	—	0.72%
During the year
Maximum amount outstanding at any month end	$28,000	$28,000
Daily average	8,721	28,000
Weighted average rate	0.88%	1.09%

Federal Reserve and other borrowings
At September 30
Balance	$812	$230,813
Weighted average rate	4.59%	0.26%
During the year
Maximum amount outstanding at any month end	$185,812	$345,813
Daily average	71,004	164,550
Weighted average rate	0.30%	0.27%

Long-term Debt

On March 19, 2004, First Financial issued $46.4 million of 30 year trust preferred securities through First Financial Capital Trust I (“Capital Trust I”), an unconsolidated special purpose trust, to unrelated institutional investors.  The trust preferred securities qualify as Tier 1 capital under risk-based capital guidelines.  The gross proceeds from issuance were used to purchase a junior subordinated deferred interest debenture issued by First Financial, which is the sole asset of Capital Trust I.  The debenture matures in thirty years and is an unsecured obligation of First Financial that ranks junior to First Financial’s other outstanding debt.  Distributions on the securities, which represent undivided beneficial interests in the assets of Capital Trust I, are payable quarterly in arrears at an annual rate of 7.00%, beginning July 7, 2004.  The securities are callable on or after April 7, 2009 and mature on April 6, 2034.  Debt issuance costs, net of amortization, totaled $1.3 million at September 30, 2010 and September 30, 2009 and are included in other assets on the Consolidated Balance Sheets.

Note 12.  Shareholders’ Equity, Dividend Restrictions and Other Regulatory Matters

On December 5, 2008, pursuant to the United States (“U.S.”) Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of First Financial’s common stock (the “Warrant”).  The Series A Preferred Stock has $0.01 par value, carries a liquidation price of $1.00 per share, pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, and qualifies as Tier 1 capital.  The Warrant has a par value of $.01 per share and an initial exercise price of $20.17 per share, subject to certain anit-dilution and other adjustments.  First Financial used relative fair value as the basis for allocating the proceeds from the issuance of the Series A Preferred Stock and warrants.  The assumptions incorporated into the Black Scholes fair value model include a dividend yield of 4.85%, volatility of 35.4% and a risk-free interest rate of 2.5%.  First Financial cannot redeem the Series A Preferred Stock during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital.  After three years, First Financial may redeem the Series A Preferred Stock at the liquidation price plus accrued and unpaid dividends.  First Financial is accreting the book value of the Series A Preferred Stock using the effective interest method up to the par value of $65 million.  The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares.  The warrant is immediately exercisable and expires ten years from the issuance date.  It provides for an adjustment to the exercise price and to the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions.

On September 29, 2009, First Financial raised $65.0 million through a public offering by issuing 4,193,550 shares of its common stock at $15.50 per share.  On October 9, 2009, the underwriters of the public offering fully exercised their over-allotment options, resulting in the issuance of an additional 629,032 shares at $15.50 per share.  The Treasury deemed this transaction as a “Qualified Equity Offering” pursuant to the purchase agreement entered into with the Treasury and adjusted the number of shares exercisable under the Warrant to 241,696 shares of common stock.  Pursuant to the purchase agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Basic and diluted earnings per share have been computed based on net income as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Year ended September 30,
(in thousands)	2010	2009	2008
Weighted average number of common shares used in basic EPS	16,511	11,721	11,664
Effect of dilutive stock options	—	—	28
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	16,511	11,721	11,692

All outstanding option shares and warrants have been excluded from the 2010 and 2009 calculations due to reported operating losses in both fiscal years.  There were 841,221 option shares and a 483,391 convertible stock warrant for fiscal year 2010 and 769,484 option shares for fiscal 2009, which were excluded from the calculation of diluted earnings per share at some time during the period because the exercise prices were greater than the average market price of the common shares, and therefore would have been anti-dilutive.

The following table presents changes in other comprehensive income (loss):

	Year ended September 30,
(in thousands)	2010	2009	2008
Unrealized holding gains (losses) arising during period, net of tax	$(620)	$17,452	$(14,567)
Less: reclassification adjustment for realized gains (losses), net of tax	(1,716)	(2,462)	162
Unrealized gains (losses) on securities available for sale, net of applicable income taxes	1,096	19,914	(14,729)
Change related to employee benefit plans	(179)	(15)	(58)
Total Other Comprehensive Income	$917	$19,899	$(14,787)

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (as defined in the regulations and set forth in the table below) of tangible and core capital to total assets, and of risk-based capital to risk-based assets.  As of September 30, 2010, First Federal meets all capital adequacy requirements to which it is subject.  As a savings and loan holding company regulated by the OTS, First Financial is not subject to capital adequacy requirements.   As of September 30, 2010, First Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action.

First Federal’s capital amounts and ratios are presented in the following table:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Tangible capital (to Total Assets)	$275,769	8.47%	$48,863	1.50%	$—	—%
Core capital (to Total Assets)	275,769	8.47	130,300	4.00	162,875	5.00
Tier I capital (to Risk-based Assets)	275,769	11.27	—	—	145,943	6.00
Risk-based capital (to Risk-based Assets)	305,161	12.55	194,592	8.00	243,239	10.00

As of September 30, 2009
Tangible capital (to Total Assets)	$265,972	7.67%	$52,208	1.50%	$—	—%
Core capital (to Total Assets)	265,972	7.67	138,765	4.00	173,456	5.00
Tier I capital (to Risk-based Assets)	265,972	9.77	—	—	162,357	6.00
Risk-based capital (to Risk-based Assets)	298,322	11.02	216,476	8.00	270,595	10.00

Under Delaware law, First Financial may declare and pay dividends on our common stock either out of our surplus, as defined under Delaware law, or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  As a recipient of funds from the Treasury’s TARP CPP, First Financial is restricted from paying quarterly common stock dividend payments in excess of $0.255 per share unless approved by Treasury and the OTS, as our primary regulator.

First Federal is required by regulatory agencies to maintain certain minimum balances of cash or noninterest-bearing deposits with the Federal Reserve.  The required balance at September 30, 2010 and September 30, 2009 was $5.0 million.

NOTE 13.  Income Taxes

Income tax (benefit) expense is comprised of the following:

Year ended September 30, (in thousands)	Federal	State	Total
2010
Current	$(20,947)	$(2,163)	$(23,110)
Deferred	(174)	(1,104)	(1,278)
Total	$(21,121)	$(3,267)	$(24,388)
2009
Current	$21,062	$2,944	$24,006
Deferred	(5,661)	(127)	(5,788)
Total	$15,401	$2,817	$18,218
2008
Current	$26,288	$1,574	$27,862
Deferred	(13,100)	(403)	(13,503)
Total	$13,188	$1,171	$14,359

A reconciliation of total tax (benefit) expense for the periods indicated follows:

	Year ended September 30,
(in thousands)	2010	2009	2008
Tax (benefit) expense - continuing operations	$(24,388)	$(615)	$14,359
Tax expense - extraordinary items	—	18,833	—
Total tax (benefit) expense	$(24,388)	$18,218	$14,359

A reconciliation from expected federal tax (benefit) expense of 35% to consolidated effective income tax (benefit) expense for the periods indicated follows:

	Year ended September 30,
(in thousands)	2010	2009	2008
Expected federal income tax (benefit) expense	$(21,412)	$16,638	$12,949
Increases (reductions) in income taxes resulting from:
Tax exempt income	(408)	(418)	(125)
State income tax expense, net of federal income tax effect	(2,123)	1,830	1,570
Other, net	(445)	168	(35)
Total	$(24,388)	$18,218	$14,359

Effective tax rate	39.86%	38.32%	38.80%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	As of September 30,
(in thousands)	2010	2009
Deferred tax assets
Loan loss allowances deferred for tax purposes	$31,615	$26,924
Expenses deducted under economic performance rules	2,837	1,746
Net operating loss carryforward	1,607	74
Post retirement benefits	768	706
Book over tax basis on intangibles	501	5,709
Charitable contribution carryforward	566	—
Other	892	976
Total gross deferred tax assets	$38,786	$36,135

Deferred tax liabilities:
Deferred gain	$17,115	$16,488
FHLB stock dividends deferred for tax purposes	3,783	3,667
Loan fee income adjustments for tax purposes	1,671	1,704
Expenses deducted under economic performance rules	895	1,120
Unrealized gain on securities available for sale	3,527	2,832
Excess carrying value of assets acquired for financial reporting purposes over tax basis	6,898	6,560
Other	883	675
Total gross deferred tax liabilities	$34,772	$33,046

Net deferred tax asset	$4,014	$3,089

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale.  The related current period tax expense of $697 thousand was recorded directly to shareholders’ equity.  The remaining change in the net deferred tax asset was the result of reversing $1.3 million of prior period temporary differences to the current period expense.  The net deferred tax asset is reported in other assets in the Consolidated Balance Sheets.

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. These calculations are based on many complex factors, including estimates in the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

The recognition of deferred tax assets (“DTA”) is based on management’s judgment that realization of the asset meets a “more likely than not” standard.  If such determination is not made, a valuation allowance is established against the DTA to reduce its level to where it is more likely than not that the tax benefit will be realized.  Management’s judgment is based on estimates concerning various future events and uncertainties, including future reversals of existing taxable temporary differences, the timing and amount of future income earned by First Financial and the implementation of various tax planning strategies to maximize realization of the DTA.

As a result of pre-tax book losses incurred in 2010 and 2009 (before the extraordinary gain in 2009), First Financial was in a three year cumulative loss position at September 30, 2010.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA.  Management has concluded that sufficient positive evidence exists to overcome this negative evidence. The positive evidence on which management based its conclusions includes the following:

•	For the fiscal year ending September 30, 2010, First Financial can recover $19.1 million in federal income tax receivables from carryback claims to the 2008 and 2009 fiscal years.
•
Management forecasts sufficient taxable income in the next five years, even under stressed economic scenarios, to realize the DTA in the carryforward periods allowed under the respective federal and state revenue codes.

•
First Financial has both taxable and deductible temporary differences at September 30, 2010 that are expected to reverse in the next 5-7 years.  Further, the reversal of substantial taxable and deductible temporary differences within the next 5-10 years are expected to closely mirror each other, and should further support the conclusion that the gross deferred tax benefits to be realized will be available to offset significant gross deferred tax liabilities.

•	First Financial has stable levels of core operating noninterest income and noninterest expense.
•
The current federal tax laws provide a twenty year carryforward for any net operating losses not otherwise utilized through a carryback.  This carryforward period begins only once the deductions are realized on a tax return.  First Financial has no history of tax benefits expiring unused, nor is it projecting any net operating loss carryforwards being generated based on current analysis or future projections.

•
First Financial has a number of tax-planning strategies that it could employ, if necessary, to generate significant taxable income in future periods, should net operating losses face expiration.  Examples would include restructuring the investment portfolio to invest in more taxable securities rather than the current mix of taxable and tax exempt investments, or the sale of various real estate assets triggering gains for tax purposes.

Management believes that the combination of a strong history of taxable income, the projected current federal income tax receivables, and projected pre-tax income in future years represents positive evidence that our tax benefit will be realized.  While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits is meets the “more likely than not” standard.

The Consolidated Financial Statements at September 30, 2010 and 2009 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse.  Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

NOTE 14.  Share-Based Payment Arrangements

First Financial has two share-based compensation plans authorizing the granting of qualified and nonqualified stock options, restricted stock awards, stock appreciation rights, and non-qualified share options to employees and non-employee directors as well as performance awards to non-employee directors.  Aggregate grants under the current shareholder approved plans may not exceed 1,333,460 shares.  This total includes 373,460 shares still outstanding from previous plans from which no new grants may be issued.  At September 30, 2010, First Financial had 520,137 shares related to option and stock appreciation rights and 225,000 shares related to restricted stock awards available for grant.

Stock options currently granted under the plan generally expire five years from the date of grant.  Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.  Forfeited and expired options become available for future grants.

Compensation expense for stock options is recognized in salaries and employee benefits on the face of the Consolidated Statements of Operations based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards. For fiscal 2010, First Financial recorded a net share-based compensation benefit of $(250) thousand, as compared with an expense of $477 thousand and $822 thousand for fiscal 2009 and fiscal 2008, respectively.  The net benefit in fiscal 2010 was primarily the result of actual forfeitures exceeding the estimated forfeiture rate. First Financial recognized an income tax expense of less than $100 thousand in fiscal 2010 related to our share-based compensation, as compared with an income tax benefit of less than $100 thousand for fiscal 2009 and fiscal 2008.

Compensation cost is measured using the Black-Scholes option pricing model.  The following table presents the assumptions used to determine the fair value of options granted in the last two fiscal years:

	Year ended September 30,
	2010	2009

Expected volatility	65.0% - 66.2%	56.4% - 70.3%
Weighted-average volatility	65.4%	57.8%
Expected dividends	1.77%	5.03%
Expected term (years)	4.75	3.75
Risk-free rate	2.2% - 2.7%	1.3% - 2.4%

A summary of stock option activity is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at October 1, 2008	885,744	27.85
Granted	131,068	18.46
Exercised	(18,083)	16.16
Forfeited or expired	(157,508)	27.94
Outstanding at October 1, 2009	841,221	26.62
Granted	96,371	13.74
Exercised	(750)	11.72
Forfeited or expired	(215,991)	27.54
Outstanding at September 30, 2010	720,851	24.63	2.75	(417)

Exercisable at September 30, 2010	485,226	27.63	2.34	(438)

The weighted-average grant-date fair value of share options granted during the year ended September 30, 2010, was $6.67.  The total intrinsic value of share options exercised during the year ended September 30, 2010 was immaterial.

Stock options outstanding and exercisable as of September 30, 2010, are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs)	Price	Outstanding	Price
$8.90 / $13.63	57,759	3.68	$12.17	8,513	$11.06
$14.00 / $16.88	61,505	4.25	14.50	7,819	16.88
$17.00 / $19.54	110,719	3.26	19.54	32,914	19.54
$20.77 / $23.90	97,875	2.03	23.21	95,010	23.22
$24.26/ $28.50	180,651	2.28	26.53	129,014	26.48
$29.35 / $31.90	59,839	0.76	31.21	59,839	31.21
$32.28 / $38.71	152,503	3.22	33.19	152,117	33.18
	720,851	2.75	$24.63	485,226	$27.63

As of September 30, 2010, there was $883 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the Employee Plans and at September 30, 2009, there was $1.0 million of total unrecognized compensation costs.  That cost is expected to be recognized over a weighted-average period of 1.00 year at September 30, 2010, and 0.92 year at September 30, 2009.  The total original fair value of shares vested during the year ended September 30, 2010, was $912 thousand compared with $876 thousand for the fiscal year ended September 30, 2009.

NOTE 15.  Benefit Plans

Sharing Thrift Plan

We have established the Sharing Thrift Plan (the “Plan”) which includes a deferred compensation plan (under Section 401(k) of the Internal Revenue Code) for all employees.  Prior to January 1, 2006, the deferrals were only regular 401(k) deferrals.  Beginning July 1, 2006, Roth 401(k) deferrals were also allowed under plan provisions.  The Plan permits eligible participants to contribute up to limitations prescribed by law.  The Plan provided for First Financial to match employee’s contribution up to 5% of the employee’s salary based on the attainment of certain return on equity goals.  The Plan, under an annual election made by First Financial, also provides for a safe harbor contribution of up to 4%.  In connection with other cost savings and capital preservation initiatives implemented in January 2009, First Financial suspended its match at the end of the March 31, 2009 quarter.  The 401K matching contribution charged to expense was $763 thousand for fiscal 2009.

The Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a profit sharing contribution dependent on the profitability of First Financial.  Employees become vested in profit sharing contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over.  Employees are able to direct the investment of profit sharing contributions made to their accounts to any of the available investment funds.  As a result of the cost savings and capital preservation initiatives implemented in fiscal 2009, First Financial did not incur a profit sharing contribution expense for the fiscal years ended September 30, 2010.

Other Postretirement Benefits

In the past we sponsored postretirement benefit plans that provided health care, life insurance and other postretirement benefits to retired employees.  The health care plans generally include participant contributions, co-insurance provisions, limitations on our obligation and service-related eligibility requirements.  We pay these benefits as they are incurred.  As it is a defined contribution plan, it is unfunded.  Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.

The following tables set forth the activity for each benefit plan’s projected benefit obligation and plan assets.

	As of September 30,
(in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at October 1	$1,815	$1,812
Interest cost	92	125
Plan participants’ contribution	62	18
Actuarial loss	489	254
Benefit payments	(518)	(428)
less: Medicare D Subsidy Receivable	33	34
Benefit obligation at September 30	$1,973	$1,815
Change in plan assets:
Fair value of plan assets at October 1	$—	$—
Employer contributions	456	410
Plan participants’ contributions	62	18
Benefit payments	(518)	(428)
Fair value of plan assets at September 30	$—	$—

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.45% and 5.25% for the years ended September 30, 2010 and 2009, respectively.

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost includes the following components:

	Year ended September 30,
(in thousands)	2010	2009	2008
Service cost - benefits earned during the year	$26	$7	$9
Interest cost on projected benefit obligation	92	125	112
Net amortization and deferral of loss	79	79	79
Net pension cost included in employee benefit expense	$197	$211	$200

First Financial revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Benefit Payments

Presented below are the estimated future benefit payments as of September 30, 2010:

(in thousands)	Benefit Payments
Fiscal Year
2011	$190
2012	199
2013	204
2014	207
2015	205
2016-2020	960
Total	$1,965

NOTE 16.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to approximately $49.1 million at September 30, 2010.  These were principally residential one-to-four family mortgage loan commitments.  Outstanding undisbursed closed mortgage construction loans amounted to $36.5 million.  In addition, First Federal had undisbursed closed mortgage loans of $4.1 million and undisbursed non-mortgage closed loans of $592 thousand.  Other loan commitments to originate non-mortgage loans totaled $2.8 million at September 30, 2010.

Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.  Commitments generally have fixed expiration dates or other termination clauses.  The majority of the commitments will be funded within a 12 month period.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential or income producing commercial properties.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit totaled $389.4 million at September 30, 2010, compared with $404.9 million and $334.8 million at September 30, 2009 and 2008, respectively.

Guarantees

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of September 30, 2010, there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2010, was $1.5 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  We do not currently engage in any activities that we attempt to qualify for hedge accounting treatment, thus all changes in the fair value of derivative instruments are recorded in current earnings as noninterest income in the Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” mortgage-backed securities.  The commitment to originate fixed rate conforming loans totaled $84.7 million at September 30, 2010 and 60-85% of these loans will be funded  The off-balance sheet obligations under the above derivative instruments totaled $107.7 million at September 30, 2010, with a fair value adjustment of $680 thousand.

First Federal employs a strategy which utilizes a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in loan servicing operations, net and are offset by the changes in the fair value of the MSRs.  During the fiscal year ended September 30, 2010, gross MSRs values decreased $4.3 million due to interest rate movements and principal reductions, while derivative gains totaled $5.0 million. The notional value of our off-balance sheet positions as of September 30, 2010, totaled $550.0 million with a fair value of an asset of $11.2 million.

Legal Proceedings and Claims

We are currently subject to various legal proceedings and claims that have arisen in the ordinary course of our business.  In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect our consolidated financial position or results of operations.

NOTE 17.  Fair Value of Financial Instruments

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

First Financial has established a process for determining fair value.  Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices.  Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Consolidated Financial Statements.  Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices.  If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur.  If it is determined that the price lacks validity, that price will not be used.

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

First Financial has various controls in place to validate that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible, that valuation approaches are consistently applied, and the assumptions used are reasonable.  This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

While First Financial believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

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

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs.  These securities include certain asset-backed securities, private-label mortgage-backed securities and pooled trust preferred securities.  In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

The fair values for available for sale and trading securities are generally based on market prices, market prices for similar instruments, or economic models.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain trading securities, the valuation of the security is subjective and may involve substantial judgment.  The entire private-label CMO and CDO portfolios are considered to be Level 3.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant.  First Financial’s fair value models utilize modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security.  The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates.  The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR.  Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium.  Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation.  Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

To determine our pricing valuation for private-label CMOs, First Financial obtains fair values for similar agency products from third party pricing vendors.  We then determine an economic spread between agency and non-agency products.  A pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

Residential mortgage servicing rights

First Financial has a significant mortgage loan servicing portfolio and related residential MSRs.  MSRs represent the present value of the future net servicing fees from servicing mortgage loans.  The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal.  The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds.  In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinance activity.  Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity.  In the absence of observable sales, a third party evaluation that incorporates market based assumptions is used to value our MSRs which are classified within Level 3 of the valuation hierarchy.  MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period.  First Financial uses various derivative instruments to mitigate the effect on the statements of operations for changes in fair value of its MSRs due to changes in valuation inputs and assumptions

Loans Held for Sale

First Financial originates certain mortgage loans to be sold to investors.  These loans are carried at the lower of cost or fair value.  For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans.  Changes in the fair value are recorded as a component of mortgage banking income.  The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale.  First Financial uses various derivative instruments to mitigate the income statement effect of changes in fair value of the underlying loans.

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

Other financial instruments

Our financial instruments for which fair value approximates the carrying amount at September 30, 2010 and 2009, include cash and cash equivalents and investment in the capital stock of the FHLB.
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

The information presented is based on pertinent information available to management as of September 30, 2010.  Although management is not aware of any factors, other than changes in interest rates, which would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that time.

The following table presents the carrying value and fair value of our financial instruments.

	As of September 30,
	2010		2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets
Cash and cash equivalents	$60,547	$60,547	$78,070	$78,070
Securities available for sale	407,976	407,976	492,754	492,754
Securities held to maturity	22,529	24,878	22,401	25,185
Nonmarketable securites - FHLB stock	42,867	42,867	46,141	46,141
Net loans	2,477,477	2,550,329	2,593,269	2,626,604
Loans held for sale	28,400	28,400	25,603	25,603

Liabilities
Deposits	2,415,063	2,436,024	2,319,533	2,335,370
Advances from FHLB	508,235	546,056	492,751	520,000
Other short-term borrowings	812	660	258,813	258,647
Long-term debt	46,392	40,050	46,392	34,794

Fair Values of Level 3 Assets and Liabilities

For the fiscal year ended September 30, 2010, assets classified as Level 3 had $2.9 million in impairment losses on certain securities that were considered OTTI.  The securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections which were modeled using a third party program.  At September 30, 2010, management has reviewed the loss severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At September 30, 2010, First Financial had $336.9 million, or 10.1% of total assets, valued at fair value that is considered Level 3 valuations on a recurring basis using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis, on the Consolidated Balance Sheets utilizing the hierarchy discussed on the previous pages:

	As of September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of the U.S. government agencies and corporations	$—	$2,049	$—	$2,049
State and municipal obligations	—	466	—	466
Collateralized debt obligations and corporate securites	1,000	1,595	7,621	10,216
Mortgage-backed securities	—	76,198	319,047	395,245
Securities available for sale	1,000	80,308	326,668	407,976
Residential mortgage servicing rights	—	—	10,200	10,200
Derivative Financial Instruments	2,205	—	—	2,205
Total assets at fair value	$3,205	$80,308	$336,868	$420,381

Changes in Fair Value Measurement Levels

The table below includes changes in Level 1, 2, and 3 fair value measurements based on the hierarchy levels previously discussed.  The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

	Level 1	Level 2	Level 3
				Residential
	Securities	Securities	Securities	mortgage
	available for	available for	available for	servicing
(in thousands)	sale	sale	sale	rights
Balance at September 30, 2009	$1,100	$122,815	$368,821	$11,166
Total net gains (losses) for the year included in:
Net losses included in income	—	—	(2,853)	(4,266)
Other comprehensive income, gross	—	193	4,744	—
Purchases, sales or settlements, net	(100)	(42,700)	(44,044)	3,300
Balance at September 30, 2010	$1,000	$80,308	$326,668	$10,200

For the year ended September 30, 2010 there were no transfers between the various levels.

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

		Quoted Prices in	Significant Other	Significant
	As of	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs	Total
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Losses
Mortgage loans held for sale	$28,400	$—	$28,400	$—	$—
Impaired Loans, net of specific allowance	73,814	—	—	73,787	(44,053)
Foreclosed real estate and other repossessed assets	11,950	—	—	11,950	(2,214)
Total nonrecurring basis measured assets	$114,164	$—	$28,400	$85,737	$(46,267)

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value.  Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.  At September 30, 2010, the market value of mortgage loans held for sale exceeded the cost of these loans; therefore, no fair value adjustment was necessary.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy.  Specific reserves for impaired loans were $13.1 million at September 30, 2010.

Real estate and other assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses.  Fair value is generally based on appraisals of the real estate or market prices for similar non-real estate property and is considered to be Level 3 in the fair value hierarchy.

NOTE 18.  Business Segments

We have two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Both of these segments are reportable segments by virtue of exceeding certain quantitative thresholds.

First Federal, our primary operating segment, engages in general banking business focusing on mortgage, consumer and commercial lending to small and middle market businesses and consumers in its markets.  First Federal also provides demand deposit transaction accounts and time deposit accounts to businesses and individuals.  Revenues for First Federal are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees and mortgage banking operations.

First Southeast Insurance operates as an independent insurance agency.  Revenues consist principally of commissions paid by insurance companies.  Kimbrell operates as a managing general agency, with revenues consisting principally of commissions paid by insurance companies.

The Other line of business represents the holding company as well as the registered investment advisor and registered broker-dealer subsidiaries.  Certain passive activities of First Financial are also included in the “Other” column as well as inter-company elimination entries required for consolidation.

No single customer accounts for a significant amount of the revenues of either reportable segment.  We evaluate performance based on budget to actual comparisons and segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.  Segment information is shown in the tables below.

Year ended September 30, 2010 (in thousands)	Banking	Insurance	Other	Total
Interest income	$180,854	$84	$(17)	$180,921
Interest expense	51,561	135	2,762	54,458
Net interest income	129,293	(51)	(2,779)	126,463
Provision for loan losses	125,194	—	—	125,194
Net interest income after provision for loan losses	4,099	(51)	(2,779)	1,269
Noninterest income	44,222	25,306	1,736	71,264
Noninterest expense	107,081	21,344	5,285	133,710
(Loss) income before income taxes	(58,760)	3,911	(6,328)	(61,177)
Income tax (benefit) expense	(23,412)	1,507	(2,483)	(24,388)
Net (loss) income	(35,348)	2,404	(3,845)	(36,789)

Total assets, as of September 30, 2010	$3,271,677	$56,485	$(5,147)	$3,323,015

Year ended September 30, 2009 (in thousands)	Banking	Insurance	Other	Total
Interest income	$188,746	$72	$(22)	$188,796
Interest expense	63,069	635	3,410	67,114
Net interest income	125,677	(563)	(3,432)	121,682
Provision for loan losses	66,883	—	—	66,883
Net interest income after provision for loan losses	58,794	(563)	(3,432)	54,799
Noninterest income	32,849	27,118	1,468	61,435
Noninterest expense	88,695	22,553	5,138	116,386
Income (loss) before income taxes	2,948	4,002	(7,102)	(152)
Income tax expense (benefit)	446	1,538	(2,599)	(615)
Income before extraordinary items	2,502	2,464	(4,503)	463
Extraordinary gain on acquisiton, net of tax	28,857	—	—	28,857
Net income (loss)	$31,359	$2,464	$(4,503)	$29,320

Total assets, as of September 30, 2009	$3,458,268	$54,534	$(2,515)	$3,510,287

Year ended September 30, 2008 (in thousands)	Banking	Insurance	Other	Total
Interest income	$174,621	$120	$31	$174,772
Interest expense	79,652	372	3,384	83,408
Net interest income	94,969	(252)	(3,353)	91,364
Provision for loan losses	16,939	—	—	16,939
Net interest income after provision for loan losses	78,030	(252)	(3,353)	74,425
Noninterest income	37,891	26,579	2,363	66,833
Noninterest expense	78,507	20,772	4,982	104,261
Income (loss) before income taxes	37,414	5,555	(5,972)	36,997
Income tax expense (benefit)	14,177	2,132	(1,950)	14,359
Net income (loss)	$23,237	$3,423	$(4,022)	$22,638

Total assets, as of September 30, 2008	$2,921,325	$54,520	(1,851)	$2,973,994

NOTE 19.  First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

FIRST FINANCIAL HOLDINGS, INC. BALANCE SHEET

	As of September 30,
(in thousands)	2010	2009
Assets
Cash and cash equivalents	$25,374	$101,295
Securities available for sale, at fair value	775	797
Investment in subsidiaries	334,443	320,892
Other	2,874	3,210
Total assets	$363,466	$426,194
Liabilities and Shareholders’ Equity
Accrued expenses	$(1,116)	$153
Other short term borrowings	—	28,000
Long-term debt	46,392	46,392
Shareholders’equity	318,190	351,649
Total liabilities and shareholders’equity	$363,466	$426,194
FIRST FINANCIAL HOLDINGS, INC. STATEMENT OF OPERATIONS

	Year ended September 30,
(in thousands)	2010	2009	2008
Income
(Decrease) increase of equity in undistributed earnings of subsidiaries	$(32,953)	$31,227	$12,959
Dividend income	—	2,500	13,950
Interest income	432	(1)	85
Other income	351	382	320
Total income	(32,170)	34,108	27,314
Expenses
Interest expense	3,226	3,455	3,468
Salaries and employee benefits	2,190	2,609	2,094
Shareholder relations and other	1,741	1,251	1,257
Total expense	7,157	7,315	6,819
Net (loss) income before income tax	(39,327)	26,793	20,495
Income tax benefit	(2,538)	(2,527)	(2,143)
Net (loss) income	$(36,789)	$29,320	$22,638
Preferred stock dividends	3,252	2,663	—
Accretion on preferred stock discount	556	431	—
Net (loss) income available to common shareholders	$(40,597)	$26,226	$22,638

FIRST FINANCIAL HOLDINGS, INC. STATEMENT OF CASH FLOWS

	Year ended September 30,
(in thousands)	2010	2009	2008
Operating Activities
Net income	$(36,789)	$29,320	$22,638
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) of equity in undistributed earnings of subsidiaries	32,961	(31,227)	(12,959)
Depreciation	—	—	13
Amortization of issuance cost, trust preferred	55	55	55
Stock option compensation expense	(219)	524	829
Tax benefit resulting from stock options	(3)	(11)	(63)
Other	(986)	(1,697)	7
Net cash (used) provided by operating activities	(4,981)	(3,036)	10,520

Investing Activities
Repayments on mortgage-backed securities	22	2	10
Equity investments in subsidiaries	(45,594)	(21,000)	(24,363)
Decrease in line of credit to affiliate	—	—	3,195
Net cash used by investing activities	(45,572)	(20,998)	(21,158)

Financing Activities
Net (decrease) increase in other borrowings	(28,000)	—	23,000
Proceeds from issuance of common stock	9,173	60,638	—
Proceeds from preferred stock	—	62,020	—
Proceeds from stock warrants	—	2,980	—
Proceeds from exercise of stock options	12	350	1,341
Tax benefit from exercise of stock options	3	11	63
Dividends paid on perferred stock	(3,252)	(3,094)	—
Dividends paid on common stock	(3,304)	(4,301)	(11,891)
Treasury stock purchased	—	(176)	(190)
Net cash (used in) provided by financing activities	(25,368)	118,428	12,323
Net (decrease) increase in cash and cash equivalents	(75,921)	94,394	1,685

Cash and cash equivalents at beginning of period	101,295	6,901	5,216
Cash and cash equivalents at end of period	$25,374	$101,295	$6,901

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,356	$3,536	$3,225
Income taxes	—	11,654	20,666

NOTE 20.  Quarterly Results (Unaudited)

The following table presents summarized quarterly financial data.

2010 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Interest income	$48,100	$45,416	$44,281	$43,124	$180,921
Interest expense	15,212	13,920	13,052	12,274	54,458
Net interest income	32,888	31,496	31,229	30,850	126,463
Provision for loan losses	25,327	45,915	36,373	17,579	125,194
Noninterest income	17,137	16,363	18,705	19,059	71,264
Noninterest expense	32,594	33,296	33,103	34,717	133,710
Loss before income taxes	(7,896)	(31,352)	(19,542)	(2,387)	(61,177)
Income tax benefit	(3,364)	(12,296)	(7,513)	(1,215)	(24,388)
Net loss	(4,532)	(19,056)	(12,029)	(1,172)	(36,789)
Preferred stock dividend and accretion	949	951	953	955	3,808
Net loss available to common shareholders	$(5,481)	$(20,007)	$(12,982)	$(2,127)	$(40,597)
Net loss per common share
Basic	$(0.33)	$(1.21)	$(0.79)	$(0.13)	$(2.46)
Diluted	(0.33)	(1.21)	(0.79)	(0.13)	(2.46)

2009 (in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Interest income	$43,984	$43,731	$51,266	$49,815	$188,796
Interest expense	18,853	16,770	15,727	15,764	67,114
Net interest income	25,131	26,961	35,539	34,051	121,682
Provision for loan losses	20,471	12,765	12,368	21,279	66,883
Noninterest income	12,665	16,535	15,081	17,154	61,435
Noninterest expense	28,002	25,740	30,255	32,389	116,386
(Loss) income before income taxes	(10,677)	4,991	7,997	(2,463)	(152)
Income (benefit) tax expense	(4,130)	1,872	2,842	(1,199)	(615)
(Loss) income before extraordinary items	(6,547)	3,119	5,155	(1,264)	463
Extraordinary item	—	—	28,857	—	28,857
Net (loss) income	(6,547)	3,119	34,012	(1,264)	29,320
Preferred stock dividend and accretion	277	943	945	929	3,094
Net (loss) income available to common shareholders	$(6,824)	$2,176	$33,067	$(2,193)	$26,226
Net (loss) income per common share
Basic	$(0.58)	$0.19	$2.83	$(0.20)	$2.24
Diluted	(0.58)	0.19	2.83	(0.20)	2.24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Management’s Report on Internal Control Over Financial Reporting.  First Financial’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  First Financial’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

First Financial’s management, with the participation of its Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that, as of September 30, 2010 First Financial’s internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, First Financial’s independent registered public accounting firm, issued a report on the effectiveness of First Financial’s internal control over financial reporting as of September 30, 2010, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in First Financial’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears under the captions “Proposal I—Election of Directors,” “Meetings and Committees of the Board of Directors and Corporate Governance Matters,” and “Executive Officers” in First Financial’s definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the captions “Directors’ Compensation” and “Executive Compensation – Compensation Discussion and Analysis” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information.

The following table summarizes share and exercise price information as of September 30, 2010 with respect to compensation plans under which shares of First Financial’s common stock may be issued:

	Number of Shares	Weighted-Average	Number of Shares
	to be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans[1]

Equity compensation plans approved by security holders	720,851	$24.63	603,430
Equity compensation plans not approved by security holders	-	-	-
Total	720,851	$24.63	603,430

1 Of these remaining shares, 225,000 are available for restricted stock awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item appears under caption “Proposal I - Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” of the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears under the caption “Proposal 4 – Ratification of the Appointment of Independent Registered Public Accounting Firm, – Independent Registered Public Accounting Firm, and – Auditing and Related Fees” of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Purchase and Assumption Agreement, dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank (incorporated by reference to First Financial's Form 8-K filed on April 16 2009).

3.1
First Financial's Certificate of Incorporation, as amended (incorporated by reference to First Financial's Form 8-K filed on April 26, 2010, Form 10-Q for December 31, 1993 and Form 10-Q for December 31, 1997).

3.2	Certificate of Designation relating to First Financial's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to First Financial's Form 8-K filed on December 5, 2008).

3.3	First Financial's Bylaws, as amended (incorporated by reference to First Financial's Form 10-Q for March 31, 1995 and Forms 8-K filed on October 26, 2007 and November 25, 2009).

4.1	Warrant to purchase shares of First Financial's common stock, dated December 5, 2008 (incorporated by reference to First Financial's Form 8-K filed on December 5, 2008).

4.2
Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between First Financial and the United States Department of the Treasury (incorporated by reference to First Financial's Form 8-K filed

10.1
Form of Change in Control between First Financial and R. Wayne Hall, Blaise B. Bettendorf, Charles F. Baarcke, Jr., John L. Ott, Jr., and C. Alec Elmore (incorporated by reference to First Financial's Form 8-K filed on October 15, 2010).

10.11	1997 Stock Option and Incentive Plan (incorporated by reference to First Financial's Proxy Statement dated December 23, 1997 for the Annual Meeting of Shareholders' held on January 28, 1998).

10.16	2001 Stock Option Plan (incorporated by reference to First Financial's Proxy Statement dated December 22, 2000 for the Annual Meeting of Shareholders' held on January 31, 2001).

10.17
2004 Outside Directors Stock Options-For-Fees Plan (incorporated by reference to First Financial's Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders' held on January 29, 2004).

10.18	2004 Employee Stock Purchase Plan (incorporated by reference to First Financial's Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders' held on January 29, 2004).

10.19	2005 Stock Option Plan (incorporated by reference to First Financial's Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders' held on January 27, 2005).

10.20
2005 Performance Equity Plan for Non-Employee Directors (incorporated by reference to First Financial's Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders' held on January 27, 2005).

10.21	Form of Agreement for A. Thomas Hood, Jr. (incorporated by reference to First Financial's Annual Report on Form 10-K for the year ended September 30, 2006).

10.22	2007 Equity Incentive Plan (incorporated by reference to First Financial's Proxy Statement dated December 16, 2006 for the Annual Meeting of Shareholders' held on January 25, 2007).

10.23	First Financial's 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to First Financial's Form 8-K filed on May 31, 2007).

10.24	First Financial's 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance (incorporated by reference to First Financial's Form 8-K filed on May 31, 2007).

10.25	First Financial's 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to First Financial's Form 8-K filed on May 31, 2007).

10.26	First Financial's 2007 Equity Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to First Financial's Form 8-K filed on May 31, 2007).

10.27	Form of Compensation Modification Agreement (incorporated by reference to First Financial's Form 8-K filed on December 5, 2008).

10.28	Performance Incentive Compensation Plan (incorporated by reference to First Financial's Form 10-Q for March 31, 2010).

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries of First Financial Holdings, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executivbe Officer and Chief Financial Officer

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: December 13, 2010	/s/ R. Wayne Hall
R. Wayne Hall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Financial Holdings, Inc. and in the capabilities and on the dates indicated.

/s/ R. Wayne Hall	/s/ Blaise B. Bettendorf
R. Wayne Hall	Blaise B. Bettendorf
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
December 13, 2010	December 13, 2010

/s/ Paula Harper Bethea	/s/ Paul G. Campbell
Paula Harper Bethea	Paul G. Campbell
Director	Director
December 13, 2010	December 13, 2010

/s/ Ronnie M. Givens	/s/ A. Thomas Hood
Ronnie M. Givens	A. Thomas Hood
Director	Director
December13, 2010	December 13, 2010

/s/ Thomas J. Johnson	/s/ James L. Rowe
Thomas J. Johnson	James L. Rowe
Director	Director
December 13, 2010	December 13, 2010

/s/ D. Kent Sharples	/s/ Henry M. Swink
D. Kent Sharples	Henry M. Swink
Director	Director
December 13, 2010	December 13, 2010

/s/ Hugh L. Willcox, Jr.
Hugh L. Willcox, Jr.
Director
December 13, 2010