Form 10-Q
period 2010-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2011-02-09
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010.
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

(843) 529-5933
Registrant’s telephone number, including area code

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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2010	2010	2009
(in thousands, except share data)	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$48,521	$49,821	$58,241
Interest-bearing deposits with banks	7,905	10,726	8,188
Total cash and cash equivalents	56,426	60,547	66,429
Investment securities:
Securities available for sale, at fair value	372,277	407,976	478,768
Securities held to maturity, at amortized cost , approximate fair value $22,495, $24,878, and $24,118, respectively	21,948	22,529	22,481
Nonmarketable securities - FHLB stock	41,273	42,867	46,141
Total investment securities	435,498	473,372	547,390
Loans	2,583,367	2,564,348	2,644,202
Less: Allowance for loan losses	88,349	86,871	73,534
Net loans	2,495,018	2,477,477	2,570,668
Loans held for sale	28,528	28,400	22,903
Premises and equipment, net	82,847	83,413	80,113
Goodwill	28,260	28,260	28,025
Other intangible assets, net	9,515	9,754	10,470
FDIC indemnification asset, net	68,326	67,583	64,130
Other assets	96,920	94,209	86,020
Total assets	$3,301,338	$3,323,015	$3,476,148

LIABILITIES
Deposits:
Noninterest-bearing	$220,861	$223,915	$216,221
Interest-bearing	2,188,751	2,191,148	2,077,206
Total deposits	2,409,612	2,415,063	2,293,427
Advances from FHLB	497,106	508,235	565,622
Other short-term borrowings	812	812	181,812
Long-term debt	46,392	46,392	46,392
Other liabilities	32,094	34,323	34,441
Total liabilities	2,986,016	3,004,825	3,121,694

SHAREHOLDERS' EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at December 31, 2010, September 30, 2010 and December 31, 2009, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 24,000,000 shares, issued 21,465,163 shares at December 31, 2010, September 30, 2010 and December 31, 2009, respectively	215	215	214
Additional paid-in capital	195,090	194,767	194,654
Treasury stock at cost, 4,938,411 shares at December 31, 2010, September 30, 2010 and December 31, 2009	(103,563)	(103,563)	(103,563)
Retained earnings	221,304	221,920	259,511
Accumulated other comprehensive income	2,275	4,850	3,637
Total shareholders' equity	315,322	318,190	354,454
Total liabilities and shareholders' equity	$3,301,338	$3,323,015	$3,476,148

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	December 31,
(in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$36,366	$40,018
Interest and dividends on investments	5,023	6,964
Other	695	1,118
Total interest income	42,084	48,100
INTEREST EXPENSE
Interest on deposits	7,600	8,718
Interest on borrowed money	4,224	6,494
Total interest expense	11,824	15,212
NET INTEREST INCOME	30,260	32,888
Provision for loan losses	10,483	25,327
Net interest income after provision for loan losses	19,777	7,561
NONINTEREST INCOME
Service charges and fees on deposit accounts	6,278	6,300
Insurance	5,291	5,429
Mortgage and other loan income	2,636	2,439
Trust and plan administration	1,177	1,269
Brokerage fees	514	496
Other	476	1,698
Impairment losses on investment securities:
Total other-than-temporary-impairment losses	(534)	(494)
Less: Noncredit-related losses(gains) recognized in other comprehensive income before taxes	—	—
Net impairment losses reconized in earnings	(534)	(494)
Total noninterest income	15,838	17,137

NONINTEREST EXPENSE
Salaries and employee benefits	19,287	17,780
Occupancy costs	2,370	2,447
Furniture and equipment	2,003	2,139
Real estate owned expenses, net	1,254	1,560
FDIC insurance and regulatory fees	1,180	941
Professional services	1,567	767
Advertising and marketing	612	786
Other loan expense	773	417
Intangible asset amortization	239	243
Other expense	4,507	5,514
Total noninterest expense	33,792	32,594
Income (loss) before income taxes	1,823	(7,896)
Income tax expense (benefit)	656	(3,364)
NET INCOME (LOSS)	$1,167	$(4,532)
Preferred stock dividends	813	813
Accretion on preferred stock discount	144	136
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$210	$(5,481)

Net income (loss) per common share:
Basic	$0.01	$(0.33)
Diluted	$0.01	$(0.33)

Average common shares outstanding:
Basic	16,527	16,464
Diluted	16,529	16,464

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Additional	Treasury		Other
	Preferred Stock		Common Stock		Paid-in	Stock	Retained	Comprehensive
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	At cost	Earnings	Income	Total
Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190
Net income							1,167		1,167
Other comprehensive income:
Unrealized loss on securities available for sale, net of taxes of $1,641								(2,575)	(2,575)
Total comprehensive loss									(1,408)
Stock based compensation expense					179				179
Accretion of preferred stock					144		(144)		—
Cash dividends:
Common stock ($0.05 per share)							(826)		(826)
Preferred stock							(813)		(813)
Balance at December 31, 2010	65	$1	16,527	$215	$195,090	$(103,563)	$221,304	$2,275	$315,322

Balance at September 30, 2009	65	$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss							(4,532)		(4,532)
Other comprehensive income:
Unrealized loss on securities available for sale, net of taxes of $190								(296)	(296)
Total comprehensive loss									(4,828)
Stock based compensation expense					91				91
Common stock issued pursuant to public offering			629	6	9,178				9,184
Accretion of preferred stock					136		(136)		—
Cash dividends:
Common stock ($0.05 per share)							(829)		(829)
Preferred stock							(813)		(813)
Balance at December 31, 2009	65	$1	16,526	$214	$194,654	$(103,563)	$259,511	$3,637	$354,454

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Operating Activities
Net income (loss)	$1,167	$(4,532)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,483	25,327
Depreciation	1,442	1,562
Amortization of intangibles	239	243
Net (increase) decrease in current & deferred income tax	(1,216)	(26,761)
Amortization of mark-to-market adjustments	(3,020)	(2,584)
Fair market value of adjustments on Other real estate owned	1,309	1,083
Amortization of unearned (discounts) premiums on investments, net	(721)	(1,084)
Other-than-temporary impairment losses	534	494
Loans originated for sale	(110,455)	(82,258)
Proceeds from loans held for sale	112,365	86,110
Gain on sale of loans, net	(2,038)	376
Loss (gain) on sale of real estate owned, net	(141)	497
Loss (gain) on sale on disposal of property and equipment, net	—	(1,276)
Recognition of stock-based compensation expense	179	86
Decrease in prepaid FDIC insurance premium	950	—
Other	7,033	5,685
Net cash provided by operating activities	18,110	2,968

Investing Activities
Securities available-for-sale:
Proceeds from sales	775	—
Proceeds from maturities, calls and payments	38,678	35,953
Purchases	(7,202)	(21,943)
Redemption (purchase) FHLB stock, net	1,595	—
Decrease) increase in loans, net	(39,119)	(7,661)
Proceeds from sales of real estate owned	2,018	4,722
(Decrease) increase in property and equipment, net	(887)	622
Net cash used in investing activities	(4,142)	11,693

Financing Activities
(Decrease) Increase in demand and savings deposits, net	(12,015)	24,759
Increase in time deposits, net	6,564	(54,479)
(Decrease) in short term borrowings, net	—	(77,000)
Repayments (proceeds) of FHLB advances, net	(11,000)	72,871
Proceeds from Issuance of common stock, net	—	9,189
Dividends paid on preferred stock	(812)	(813)
Dividends paid on common stock	(826)	(829)
Net cash provided by financing activities	(18,089)	(26,302)
Net (decrease) increase in cash and cash equivalents	(4,121)	(11,641)

Cash and cash equivalents at beginning of period	60,547	78,070
Cash and cash equivalents at end of period	$56,426	$66,429

Supplemental disclosures:
Cash paid during the period for:
Interest	$11,907	$17,097
Income taxes	—	4,045
Loans foreclosed	10,813	5,292
Loans securitized into mortgage-backed securities	87,075	67,263
Unrealized (loss) gain on securities available for sale, net of income tax	(2,575)	(296)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
December 31, 2010

NOTE 1.  Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution First Federal Savings and Loan Association of Charleston (“First Federal”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  Certain amounts have been reclassified to conform with the current year presentation.  First Financial’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in First Financial’s 2010 Annual Report on Form 10-K.  For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report.  For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2010 Annual Report on Form 10-K.

First Financial has one active wholly owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”).  First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements.  The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at December 31, 2010.  The gross proceeds from the issuance was used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust.  The trust preferred securities held by this entity qualifies as Tier 1 capital and is classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statement of Operations.  See Note 6 to the Consolidated Financial Statements for additional information.  The expected losses and residual returns for this entity are absorbed by the trust preferred security holders, and consequently First Financial is not exposed to loss related to this VIE.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”

This ASU requires new disclosures and clarifies existing disclosure requirements regarding the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for loan losses.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures.  The adoption of ASU 2010-20 was effective for First Financial beginning December 15, 2010 and is included in Note 3 to the Consolidated Financial Statements.

 Recently Issued Accounting Pronouncements

FASB ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

This ASU requires a Step 2 impairment test to be performed even if the carrying amount of goodwill is zero or negative for a reporting unit.  Additionally, in considering whether it is more likely than not that an impairment exists, an evaluation must be made to determine whether any adverse qualitative factors exist that require goodwill to be tested for impairment more often than annually if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The amended disclosure is effective for fiscal years beginning on or after December 15, 2010, with earlier application prohibited.  First Financial does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial condition or results of operations.

FASB ASU 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations”

This ASU requires new pro forma revenue and earnings disclosures for business combinations occurring during the year to be presented as if the business combination occurred as of the beginning of the current fiscal year, or if comparative statements are presented, as if the business combination occurred as of the beginning of the comparative year.  In addition, this ASU requires disclosure of the nature and amount of any material nonrecurring adjustments directly attributable to the business combination to be included in the pro forma revenue and earnings.  The amended disclosure is effective for business combinations consummated on or after December 15, 2010, with earlier application permitted.  First Financial does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial condition or results of operations.

Note 2.  Investment Securities

The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of December 31, 2010				As of September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale

Obligations of the U.S Government agencies and corporations	$1,966	$16	$—	$1,982	$2,021	$28	$—	$2,049
State and municipal obligations	450	—	9	441	450	16	—	466
Collateralized debt obligations and corporate securities	12,536	1,281	4,351	9,466	13,589	1,326	4,699	10,216
Mortgage-backed securities	352,468	9,651	1,731	360,388	382,842	13,731	1,328	395,245
Total securities available for sale	$367,420	$10,948	$6,091	$372,277	$398,902	$15,101	$6,027	$407,976

Securities held to maturity

State and municipal obligations	$21,041	$711	$164	$21,588	$21,623	$2,350	$1	$23,972
Certificates of deposit	907	—	—	907	906	—	—	906
Total securities held to maturity	$21,948	$711	$164	$22,495	$22,529	$2,350	$1	$24,878

Nonmarketable securities - FHLB stock	$41,273	$—	$—	$41,273	$42,867	$—	$—	$42,867

Securities with a fair market value of $272.2 million at December 31, 2010 and $324.9 million at September 30, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities.  Except for obligations of the U.S. Government and its agencies, no holdings of securities for any single issuer exceeded 10% of consolidated shareholders’ equity at December 31, 2010 or September 30, 2010.

The amortized cost and estimated fair value of investment securities by contractual maturity are shown below.  Actual maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2010
(in thousands)	Amortized Cost	Fair Value
Securities available for sale
Due within one year	$1,478	$1,478
Due after one year through five years	488	504
Due after five years through ten years	1,007	1,039
Due after ten years	11,979	8,868
	14,952	11,889
Mortgage-backed securities	352,468	360,388
Total	$367,420	$372,277

Securities held to maturity
Due within one year	$800	$800
Due after one year through five years	107	107
Due after ten years	21,041	21,588
Total	$21,948	$22,495

The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total
(dollars in thousands) December 31, 2010	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale

State and municipal obligations	1	$441	$9	—	$—	$—	1	$441	$9
Collateralized debt obligations and corporate securities	—	—	—	16	4,839	4,351	16	4,839	4,351
Mortgage-backed securities	11	29,435	307	9	38,460	1,424	20	67,895	1,731
Total	12	$29,876	$316	25	$43,299	$5,775	37	$73,175	$6,091

Securities held to maturity
State and municipal obligations	11	$8,686	$164	—	$—	$—	11	$8,686	$164

	Less than 12 Months			12 Months or Longer			Total
(dollars in thousands) September 30, 2010	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale

Collateralized debt obligations and corporate securities	1	$292	$14	16	$4,784	$4,685	17	$5,076	$4,699
Mortgage-backed securities	11	44,214	130	9	39,852	1,198	20	84,066	1,328
Total	12	$44,506	$144	25	$44,636	$5,883	37	$89,142	$6,027

Securities held to maturity
State and municipal obligations	1	$769	$1	—	$—	$—	1	$769	$1

Other-Than-Temporary Impairment (“OTTI”)

Management evaluates securities for OTTI on at least a quarterly basis.  In determining OTTI, the investment securities portfolio is evaluated according to ASC 320-10 and management considers many factors including:  (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and is based on information available to management at a point in time. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors.  Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

At December 31, 2010, the majority of unrealized losses were related to private-label collateralized mortgage obligations (“CMOs”) and trust preferred collateralized debt obligations (“CDOs”) as discussed below.  For the three months ended December 31, 2010, credit-related OTTI of $534 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statement of Operations.  The components of the OTTI were: $256 thousand on private-label mortgage-backed security (“MBS”), and $278 thousand on CDOs.  The total securities affected by credit-related OTTI represent less than 1.7% of the investment portfolio and therefore have negligible impact on First Financial’s liquidity and capital positions.

The CMO portfolios, which are mainly comprised of private-label, non-agency securities, were priced using fair value cash flow models considered as Level 3 because of market illiquidity.  In making this determination, considerations were given to recent transaction volumes, price quotations and related price variability, available broker information, and market liquidity.  Deterioration in value was due, in part, to forced sales and illiquid market conditions in which these securities trade; and accordingly, First Financial does not believe that these values accurately reflect the true fair value of these securities.  A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads.  If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI.  See Note 8 to the Consolidated Financial Statements for additional information on fair value.

At December 31, 2010, 19 of the 48 private-label CMO securities had unrealized losses totaling $1.7 million.  These private-label CMOs were rated AAA or AA by the major rating agencies at purchase.  Additionally, there was one U.S. agency MBS with unrealized losses at December 31, 2010, but this unrealized loss was considered temporary and attributable to market turmoil and reduced liquidity.  The following table presents the investment grades and OTTI losses for the CMO securities.

			Three Months Ended
(in thousands)	December 31, 2010		December 31, 2010
	Fair	Unrealized
Moody/S&P Ratings	Value	Loss	OTTI[1]
AAA	$5,899	$5	$—
AA	19,550	231	—
A	10,808	240	—
BBB	2,989	237	—
Below Investment Grade	28,072	975	256
Private label CMOs	67,318	1,688	256

U.S. agency MBS	577	43	—
Total mortgage-backed securities	$67,895	$1,731	$256

[1] Recognized in noninterest income

The OTTI recorded in the first quarter of fiscal 2011 for the CMO category was related to one private-label security with credit-related deterioration evidenced by a credit rating downgrade by Moody’s to Caa3, which is considered to be below investment grade; a twelve-month average loss severity of 52.76%, a twelve-month average constant default rate of 5.58%; and a 60 days or more delinquency rate of 35.24% at December 31, 2010.  As of December 31, 2010, management does not intend to sell this security, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered.

CDOs and Corporate Securities

The CDO and corporate securities portfolio is collateralized primarily with trust preferred securities issued by other financial institutions, corporate bonds and other corporate securities.  At December 31, 2010, corporate bonds totaled $3.9 million, of which two with a fair value of $1.7 million had unrealized losses totaling $304 thousand and the remaining corporate bonds were not in an unrealized loss position.  The majority of the OTTI charges and unrealized losses at December 31, 2010 recorded for this category were in the CDO portfolio.  To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized.  The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool.  The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial/construction loans and broker deposits for each underlying issuer.  The risk ratings were used to determine an expected default vector for each CDO.  The model assigns assumptions of constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management.  Finally, the resulting projected cash flows were compared to book value to determine the amount of any OTTI.

The following tables provide information regarding the CDO portfolio characteristics and fiscal year-to-date OTTI losses.

Collateralized Debt Obligations at December 31, 2010
(in thousands)

						YTD Other-Than-Temporary Impairment
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss (Gain)	Portion	Other	Total

ALESCO I	Pooled	B-1	$563	$216	$347	$48	$—	$48
ALESCO II	Pooled	B-1	371	299	72	—	—	—
MCAP III	Pooled	B	463	221	242	—	—	—
MCAP IX	Pooled	B-1	449	167	282	—	—	—
MCAP XVIII	Pooled	C-1	179	104	75	—	—	—
PRETZL XI	Pooled	B-1	869	331	538	8	—	8
PRETZL XIII	Pooled	B-1	378	138	240	36	—	36
PRETZL IV	Pooled	MEZ	121	54	67	—	—	—
PRETZL VII	Pooled	MEZ	327	116	211	—	—	—
PRETZL XII	Pooled	B-2	567	278	289	—	—	—
PRETZL XIV	Pooled	B-1	716	236	480	154	—	154
PRETZLVI	Pooled	MEZ	494	339	155	32	—	32
TRPREF II	Pooled	B	719	304	415	—	—	—
USCAP II	Pooled	B-1	980	346	634	—	—	—
USCAPIII	Pooled	B-1	306	324	(18)	—	—	—
	TOTAL		$7,502	$3,473	$4,029	$278	$—	$278

		Dollar Basis
	Lowest		% Deferrals /	Constant Default Rate		Discount
Name	Rating	% Performing	Defaults[2]	High	Low	Margin[1]

ALESCO I	C	64.63%	35.37%	1.54%	0.21%	11.70
ALESCO II	C	73.88	26.12	2.57	0.35	11.65
MCAP III	CC	67.83	32.17	0.65	0.09	12.08
MCAP IX	C	57.05	42.95	2.18	0.29	16.80
MCAP XVIII	C	65.52	34.48	1.64	0.22	11.05
PRETZL XI	C	70.96	29.04	1.57	0.21	11.60
PRETZL XIII	C	68.46	31.54	1.53	0.21	11.57
PRETZL IV	CC	72.93	27.07	4.60	0.61	12.16
PRETZL VII	C	29.52	70.48	0.35	0.05	16.80
PRETZL XII	C	67.31	32.69	1.65	0.22	11.62
PRETZL XIV	C	66.27	33.73	1.18	0.16	11.57
PRETZLVI	D	19.02	80.98	4.09	0.55	11.80
TRPREF II	C	63.72	36.28	2.86	0.38	11.92
US CAP II	C	81.29	18.71	1.34	0.18	11.65
USCAPIII	C	79.43	20.57	1.12	0.15	11.53
Total		65.84%	34.16%

1 Fair market value discount margin to LIBOR
2  Represents percentage of the underlying trust preferred collateral not currently making dividend payments or that have been placed into receivership by the FDIC.

The estimated fair value of these CDOs continues to be depressed due to the impact of interest rates, the unusual credit conditions the financial industry has faced over the last two years, and the weakening economy, which has severely reduced the demand for these securities and rendered their trading market relatively inactive.  As of December 31, 2010, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the securities before the amortized cost basis is recovered.

The following table presents the cumulative credit-related losses recognized in earnings.

(in thousands)	CDOs	Corporate Securities	CMOs	Total
Cumulative credit related losses recognized in earnings at September 30, 2010	$5,133	$1,100	$1,099	$7,332
Additions
Credit loss for which no previous OTTI recognized	—	—	—	—
Credit loss for which previous OTTI recognized	278	—	256	534
Reductions
Increase in cash flows expected to be collected	—	—	—	—
Cumulative credit related losses recognized in earnings at December 31, 2010	$5,411	$1,100	$1,355	$7,866

NOTE 3.  Loans, Impaired Loans, and Allowance for Loan Losses

The following table presents the loan portfolio by major category.

LOANS (in thousands)	December 31, 2010	September 30, 2010
Residential loans
Residential 1-4 family	$887,924	$836,644
Residential construction	15,639	14,436
Residential land	53,772	56,344
Total residential loans	957,335	907,424

Commercial loans
Commercial business	91,129	92,650
Commercial real estate	590,816	598,547
Commercial construction	23,895	28,449
Commercial land	133,899	143,366
Total commercial loans	839,739	863,012

Consumer loans
Home equity	396,010	397,632
Manufactured housing	269,555	269,857
Marine	62,830	65,901
Other consumer	57,898	60,522
Total consumer loans	786,293	793,912
Total loans	2,583,367	2,564,348
Less: Allowance for loan losses	88,349	86,871
Net loans	$2,495,018	$2,477,477

Loans held for sale	$28,528	$28,400

The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans

(in thousands)	30-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
As of December 31, 2010
Residential loans
Residential 1-4 family	$6,712	$20,371	$27,083	$860,841	$887,924	$—
Residential construction	—	—	—	15,639	15,639	—
Residential land	432	4,997	5,429	48,343	53,772	—
Total residential loans	7,144	25,368	32,512	924,823	957,335	—

Commercial loans
Commercial business	3,476	9,769	13,245	77,884	91,129	—
Commercial real estate	10,600	57,724	68,324	522,492	590,816	—
Commercial construction	635	4,484	5,119	18,776	23,895	—
Commercial land	5,348	43,824	49,172	84,727	133,899	—
Total commercial loans	20,059	115,801	135,860	703,879	839,739	—

Consumer loans
Home equity	4,355	9,450	13,805	382,205	396,010	—
Manufactured housing	4,043	3,609	7,652	261,903	269,555	—
Marine	707	67	774	62,056	62,830	—
Other consumer	905	759	1,664	56,234	57,898	204
Total consumer loans	10,010	13,885	23,895	762,398	786,293	204
Total loans	$37,213	$155,054	$192,267	$2,391,100	$2,583,367	$204

Total loans excluding covered loans	$33,011	$142,051	$175,062	$2,227,251	$2,402,313	$204

The following table summarizes nonperforming assets.

NONPERFORMING ASSETS (dollars in thousands)	December 31, 2010	September 30, 2010
Nonaccrual loans	$154,850	$140,231
Loans 90+ days still accruing	204	175
Restructured loans, still accruing	1,578	750
Total nonperforming loans	156,632	141,156
Other repossessed assets acquired	19,660	11,950
Total nonperfoming assets	$176,292	$153,106

On April 10, 2009, First Federal entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and liabilities of Cape Fear Bank.  Acquired loans that were performing at the time of acquisition and have subsequently become nonaccrual are included in the table above.  These loans totaled $13.7 million at December 31, 2010, compared with $14.7 million at September 30, 2010 and are covered under the “loss-share” agreement with the FDIC.  Nonperforming loans acquired at acquisition are not included in the table above as these loans are recorded at fair value.

Impaired Loans

Certain of the nonperforming loans are considered to be impaired.  In accordance with Accounting Standards Codification (“ASC”) Topic 310-10-35, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the original underwriting terms of the loan may not be collected.  Criticized and classified commercial loans (as defined in the “Criticized Loans, Classified Loans and Other Risk Characteristics” section below) greater than $500,000 are reviewed for potential impairment as a part of the monthly problem loan review process.  In addition, homogeneous loans greater than $200,000 which have been modified are reviewed for potential impairment.  Smaller balance homogenous loans, such as consumer secured loans, residential mortgage loans and consumer unsecured loans, are evaluated collectively for potential loss.

In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed.  Impairment measurement on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate.  With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, an approach that estimates the fair value of the underlying collateral is used.  The collateral is appraised to reflect realizable value, with the market value being adjusted for an assessment of marketing cost and the total hold period.  Our policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances.  Significant downward trends in the real estate market can adversely affect First Federal’s collateral position.  For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral, re-appraisal would occur earlier than the stated policy if management believes the market has declined or could have declined and the current appraisal may no longer reflect the current market value of the property.  At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan will be re-appraised to update the value.  In addition to updated appraisals, market bids or current offers may be utilized to indicate current value.

First Federal maintains a valuation reserve for impaired loans as a part of the allowance for loan losses.  Cash collected on impaired nonaccrual loans is generally applied to outstanding principal.  A summary of impaired loans, related valuation reserves, and their effect on interest income is as follows:

Impaired Loans and Trouble Debt Restructuring

(in thousands)	Impaired Loans With No Specific Allowance[1]	Impaired Loans With Specific Allowance[1]	Specific Allowance	Interest Income Recognized	Average Balance[2]
December 31, 2010
Residential loans
Residential 1-4 family	$2,467	$686	$169	$10	$3,167
Residential land	1,649	—	—	—	1,917
Total residential loans	4,116	686	169	10	5,083

Commercial loans
Commercial business	1,483	2,741	816	—	3,454
Commercial real estate	21,300	20,031	3,730	—	37,599
Commercial construction	1,644	—	—	—	3,286
Commercial land	15,671	20,964	8,232	—	38,166
Total commercial loans	40,098	43,736	12,778	—	82,504

Consumer loans
Home equity	334	—	—	—	336
Marine	—	—	—	—	8
Total consumer loans	334	—	—	—	344
Total impaired loans	$44,548	$44,422	$12,947	$10	$87,931

September 30, 2010
Residential loans
Residential 1-4 family	$2,489	$691	$178	$—
Residential land	1,635	549	77	—
Total residential loans	4,124	1,240	255	—

Commercial loans
Commercial business	1,578	1,106	877	—
Commercial real estate	19,154	14,712	2,925	—
Commercial construction	4,148	780	343	—
Commercial land	17,412	22,284	8,674	—
Total commercial loans	42,292	38,882	12,819	—

Consumer loans
Home equity	338	—	—	—
Marine	—	15	3	—
Total consumer loans	338	15	3	—
Total impaired loans	$46,754	$40,137	$13,077	$—	$89,311

1 Amounts represent the carrying value.
2 Represents the average balance for the quarters presented.

Troubled Debt Restructuring

First Federal accounts for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”).  In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider.  As of December 31, 2010, First Federal had 23 TDRs with an aggregate balance of $17.5 million classified as impaired and included in the appropriate nonperforming loan category in tables above.  In addition, there were two TDRs that were considered performing in accordance with modified terms.

Criticized Loans, Classified Loans and Other Risk Characteristics

Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss.  Loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness which may not necessarily manifest into future loss.  Loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions.  Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values.  Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted.  When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible.  First Federal evaluates its loans regularly to determine whether they are appropriately rated in accordance with applicable regulations and internal policies.  Additionally, loan classifications and the amount of applicable valuation allowances related to such loans are subject to review by the OTS, which can order changes to classifications and the establishment of additional loan loss allowances if applicable.  The following tables present the risk profiles for each loan portfolio by the primary categories monitored.

Commercial Credit Quality1

	As of December 31, 2010
(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans
As of December 31, 2010

Pass	$60,119	$407,846	$10,860	$37,260	$516,085
Special mention	6,305	53,174	2,474	20,807	82,760
Substandard	19,331	112,869	8,877	66,343	207,420
Doubtful	2,359	2,295	—	1,158	5,812
Total	88,114	576,184	22,211	125,568	812,077
Nonperforming covered loans	3,015	14,632	1,684	8,331	27,662
Total	$91,129	$590,816	$23,895	$133,899	$839,739

[1]	Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Residential Credit Quality[1]	As of December 31, 2010
(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$866,808	$15,639	$48,775	$931,222
Nonperforming	21,116	—	4,997	26,113
Total	$887,924	$15,639	$53,772	$957,335

[1]	Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of December 31, 2010
(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$386,560	$265,946	$62,763	$57,139	$772,408
Nonperforming	9,450	3,609	67	759	13,885
Total	$396,010	$269,555	$62,830	$57,898	$786,293

[1]	Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

A summary of changes in the allowance for loan losses follows.

Allowance for Loan Losses	Three Months Ended
(in thousands)	December 31, 2010	December 31, 2009

Balance, beginning of period	$86,871	$68,473

Provision for loan losses	10,483	25,327

Loan charge-offs
Residential Loans
Residential 1-4 family	843	224
Residential land	766	2,402
Total residential loans	1,609	2,626

Commercial Loans
Commercial business	369	1,178
Commercial real estate	270	1,808
Commercial construction	317	3,124
Commercial land	2,127	7,797
Total commercial loans	3,083	13,907

Consumer Loans
Home equity	3,163	2,451
Manufactured housing	845	787
Marine	295	673
Other consumer	755	944
Total consumer loans	5,058	4,855
Total charge-offs	9,750	21,388

Recoveries
Residential Loans
Residential 1-4 Family	231	165
Residential land	31	621
Total residential loans	262	786

Commercial Loans
Commercial business	104	132
Commercial real estate	33	—
Commercial construction	3	10
Commercial land	1	1
Total commercial loans	141	143

Consumer Loans
Home equity	189	19
Manufactured housing	11	24
Marine	111	66
Other consumer	31	84
Total consumer loans	342	193
Total recoveries	745	1,122

Net charge-offs	9,005	20,266

Balance, end of period	$88,349	$73,534

NOTE 4.  FDIC Indemnification Asset

The following table presents the change in the FDIC indemnification asset during the current fiscal year.

	Amount		Net
(in thousands)	Receivable	Discount	Receivable
Balance at September 30, 2010	$70,079	$(2,496)	$67,583
Payments from FDIC for losses on covered assets	—	—	—
Valuation adjustment on acquired real estate owned	66	—	66
Accretion discount	—	677	677
Balance at December 31, 2010	$70,145	$(1,819)	$68,326

The cumulative losses related to the first loss tranche on covered assets at December 31, 2010, were $42.9 million.  As of December 31, 2010, the first loss tranche was exceeded by $10.5 million, of which 80% or $8.4 million is recoverable from the FDIC under the loss-share agreement and is included in the FDIC indemnification asset.

NOTE 5.  Deposits

The following table presents major deposit categories:

	December 31,	September 30,
(in thousands)	2010	2010
Deposit accounts:
Noninterest-bearing checking	$220,861	$223,915
Interest-bearing checking	405,727	390,310
Savings	169,770	167,382
Money market	317,002	343,768
Total core deposits	1,113,360	1,125,375

Time deposits:
Retail < $100 thousand	542,605	556,669
Retail >= $100 thousand	445,755	438,031
Total retail certificates of deposit	988,360	994,700
Wholesale certificates of deposit	307,892	294,988
Total time deposits	1,296,252	1,289,688

Total deposits	$2,409,612	$2,415,063

NOTE 6:  Borrowings

The following table presents other borrowings and their related average interest rate:

	As of December 31,		As of September 30,
(dollars in thousands)	2010		2010
	Balance	Rate	Balance	Rate
Advances from FHLB	$497,106	2.81%	$508,235	2.75%
Other short-term borrowings	812	4.59	812	4.59
Long-term debt	46,392	6.79	46,392	6.79
	$544,310	3.15%	$555,439	3.09%

NOTE 7.  Shareholders’ Equity, Accumulated Other Comprehensive Income, and Earnings Per Share

The components of accumulated other comprehensive income, net of tax, are presented below.

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Balance at beginning of period	$4,850	$3,933
Unrealized losses on securities available for sale	(4,750)	(980)
Less: Reclassification of other than temporary loss included in income for the period	534	494
Tax benefit	1,641	190
Total comprehensive loss	(2,575)	(296)

Accumulated other comprehensive income, net of tax	$2,275	$3,637

Basic earnings (loss) per share (“EPS”) are computed based on net income (loss) available to common shareholders as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three months ended December 31,
(in thousands)	2010	2009
Weighted average number of common shares used in basic EPS	16,527	16,464
Effect of dilutive stock options	2	—
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	16,529	16,464

Dilutive common stock equivalents are composed of outstanding stock warrants and options to purchase First Financial common stock.  Common stock equivalents are excluded from the computation of dilutive EPS if the result would be anti-dilutive.  Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

At December 31, 2010, and 2009 there were 924,833 and 1,039,495 shares, respectively, subject to issuance upon the exercise of options and a warrant that were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the quarter or First Financial’s net loss resulted in such shares being anti-dilutive.

NOTE 8.  Fair Value of Financial Instruments

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where there is no active market for a financial instrument, First Financial has made estimates using discounted cash flow or other valuation techniques.  Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision.  Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts First Financial could realize in a current market exchange.

Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels.  The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with Level 1 considered highest and Level 3 considered lowest).  A brief description of each level follows.

•	Level 1 – Valuation is based on quoted prices for identical instruments in active markets.
•
Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability.  Valuation techniques include the use of discounted cash flow models and similar techniques.

The following table presents the carrying value and fair value of the financial instruments.

	As of December 31, 2010		As of September 30, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets
Cash and cash equivalents	$56,426	$56,426	$60,547	$60,547
Securities available for sale	372,277	372,277	407,976	407,976
Securities held to maturity	21,948	22,495	22,529	24,878
Nonmarketable securites - FHLB stock	41,273	41,273	42,867	42,867
Net loans	2,495,018	2,544,196	2,477,477	2,550,329
Loans held for sale	28,528	28,528	28,400	28,400
FDIC indemnification asset, net	68,326	68,326	67,583	67,583
Residential mortgage servicing rights[1]	12,547	12,547	10,200	10,200
Accrued interest receivable[1]	9,769	9,769	9,765	9,765
Derivative financial instruments[1]	(164)	(164)	2,205	2,205

Liabilities
Deposits	2,409,612	2,424,752	2,415,063	2,436,024
Advances from FHLB	497,106	526,272	508,235	546,056
Other short-term borrowings	812	1,252	812	660
Long-term debt	46,392	40,500	46,392	40,050
Accrued interest payable[2]	11,320	11,320	11,257	11,257

1 Included as part of Other Assets in the Consolidated Balance Sheets at December 31, and September 30, 2010.
2 Included as part of Other Liabilities in the Consolidated Balance Sheets at December 31, and September 30, 2010.

The carrying amount approximates fair value for cash and cash equivalents, accrued interest receivable and accrued interest payable.  The methods and assumptions used to estimate the fair value for the other financial instruments are set forth below.  There were no changes in the valuation methods used to estimate fair value since September 30, 2010.

Securities available for sale

The fair value of available for sale securities that are classified as Level 3 include certain asset-backed securities, private-label mortgage-backed securities and pooled trust preferred securities.  In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment.  First Financial’s fair value models incorporate market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security and applying appropriate discount rates.  The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR.  Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium.  Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators. To determine the pricing valuation for private-label CMOs, First Financial obtains fair values for similar agency products from third party pricing vendors and determines an economic spread between agency and non-agency products.  A pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads.  If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine other-than-temporary impairment.

Securities Held to Maturity

The fair value of securities classified as held to maturity are based on quoted prices for similar assets.

Nonmarketable securities – FHLB stock

The carrying amount of FHLB stock is used to approximate the fair value as this security is not readily marketable, recorded at cost (par value), and evaluated for impairment based on the ultimate recoverability of the par value.  First Financial considers positive and negative evidence, include the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value.  First Financial believes its investment in FHLB stock is ultimately recoverable at par.

Net loans

The fair value of loans is estimated based on discounted cash flows.  The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds.  The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market.

Loans held for sale

The fair value of loans held for sale, which are comprised of residential mortgage loans originated for sale in the secondary market, is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring Level 2.

FDIC indemnification asset, net

The fair value is determined by the projected cash flows from the FDIC loss share agreement based on expected reimbursements for losses at the applicable loss sharing percentages based on the terms of the loss share agreement.  Cash flows are discounted to reflect the timing and receipt of the loss sharing reimbursements from the FDIC.

Mortgage Servicing Rights

The estimated fair value of mortgage servicing rights are obtained through independent third party evaluations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and as such, are classified as Level 3..

Derivative Financial Instruments

Fair value of the derivative instruments is based on quoted market prices.

Deposits

The fair value of core deposits are, by definition, equal to the amount payable on demand as of the valuation date (i.e. their carrying amounts).  Fair values for time deposits are based on the discounted value of contractual cash flows at current interest rates.  The estimated fair value of deposits does not take into account the value of First Financial’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments.

Advances from FHLB, Other short-term borrowings, and Long-term debt

The fair value of these financial instruments is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.

Fair Values of Level 3 Assets and Liabilities

For the quarter ended December 31, 2010, assets classified as Level 3 had $534 thousand in impairment losses on certain securities that were considered OTTI.  Some of the securities are currently paying interest but are not projected to completely repay principal.  The break in principal is based on cash flow projections which were modeled using a third party program.  At December 31, 2010, management has reviewed the loss severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At December 31, 2010, First Financial had $339.2 million, or 10.3% of total assets, valued at fair value that is considered Level 3 valuations on a recurring basis using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis, on the Consolidated Balance Sheets utilizing the hierarchy discussed on the previous pages:

	As of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of the U.S. government agencies and corporations	$—	$1,982	$—	$1,982
State and municipal obligations	—	441	—	441
Collateralized debt obligations and corporate securites	1,000	1,533	6,933	9,466
Mortgage-backed securities	—	69,032	291,356	360,388
Securities available for sale	1,000	72,988	298,289	372,277
Residential mortgage servicing rights	—	—	12,547	12,547
Derivative financial instruments	(164)	—	—	(164)
Total assets at fair value	$836	$72,988	$310,836	$384,660

Changes in Fair Value Measurement Levels

The table below includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.  The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

	Level 3
		Residential
	Securities	Mortgage
	Available For	Servicing
(in thousands)	Sale	Rights
Balance at September 30, 2010	$326,668	$10,200
Total net (losses) gains for the year included in:
Income	(534)	937
Other comprehensive income, gross	(3,171)	—
Purchases, sales or settlements, net	(24,674)	1,410
Transfer in and/or (out) of Level 3	—	—
Balance at December 31, 2010	$298,289	$12,547

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

		Quoted Prices in	Significant Other	Significant
	As of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	YTD
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Losses
Mortgage loans held for sale	$28,528	$—	$28,528	$—	$—
Impaired loans, net of specific allowance	76,023	—	—	76,023	(2,637)
Other repossessed assets acquired	19,660	—	—	19,660	(2,299)
Total nonrecurring basis measured assets	$124,211	$—	$28,528	$95,683	$(4,936)

Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value.  Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy.  Specific reserves for impaired loans were $12.9 million at December 31, 2010.

Real estate and other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses.  Fair value is generally based on appraisals of the real estate or market prices for similar non-real estate property and is considered to be Level 3 in the fair value hierarchy.

NOTE 9.  Income Tax

The income tax provision for the three months ended December 31, 2010 was $656 thousand, compared with a benefit of $3.4 million for the same period of the prior year.  The effective tax rate for the three months ended December 31, 2010 was 36.0%, compared to 42.6% for the same period of the prior year.  The decrease in the effective tax rate was primarily the result of recording net income instead of net loss, as there were no significant changes to tax-exempt income or temporary tax differences.

NOTE 10.  Share-Based Payment Arrangements

First Financial has two share-based compensation plans authorizing the granting of qualified and nonqualified stock options, restricted stock awards, stock appreciation rights, and non-qualified share options to employees and non-employee directors as well as performance awards to non-employee directors.  As of December 31, 2010, aggregate shares available for future issuance under the current shareholder approved plans may not exceed 1,289,276.  This total includes 338,455 shares still outstanding from previous plans from which no new grants may be issued.  At December 31, 2010, First Financial had 525,555 shares related to option and stock appreciation rights and 225,000 shares related to restricted stock awards available for grant.

Stock options currently granted under the plan generally expire five years from the date of grant.  Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.  Forfeited and expired options become available for future grants.

Compensation expense for stock options is recognized in salaries and employee benefits on the face of the Consolidated Statements of Operations based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards. For the three months ended December 31, 2010, First Financial recorded a net share-based compensation expense of $151 thousand, as compared with an expense of $91 thousand for the same period of the prior year.  First Financial recognized an income tax benefit  of less than $100 thousand during the three months ended December 31, 2010 and 2009, respectively.

A summary of stock option activity is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	$(000)
Outstanding at September 30, 2010	720,851	24.63
Granted	-	0.00
Exercised	-	0.00
Forfeited or expired	(37,714)	26.54
Outstanding at December 31, 2010	683,137	24.53	2.6	(396)

Exercisable at December 31, 2010	527,281	26.83	2.3	(412)

As of December 31, 2010, there was $730 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

NOTE 11.  Commitments and Contingencies

Loan Commitments

Outstanding commitments on mortgage loans not yet closed, including commitments issued to correspondent lenders, amounted to $23.3 million at December 31, 2010.  These were principally commitments for loans on single-family residential and commercial property loan commitments.  Outstanding undisbursed closed mortgage construction loans, primarily consisting of permanent residential construction, and commercial property construction, amounted to $30.7 million at December 31, 2010.  In addition, at that date First Financial had undisbursed closed mortgage loans of $1.5 million and undisbursed non-mortgage closed loans of $15.9 million.  Other loan commitments to originate non-mortgage loans totaled $135 thousand at December 31, 2010.

Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.  Commitments generally have fixed expiration dates or other termination clauses.  The majority of the commitments will be funded within a 12 month period.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential or income producing commercial properties.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit were $378.5 million at December 31, 2010.

Guarantees

Standby letters of credit represent our obligations to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligate us to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  We can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of December 31, 2010, there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2010, was $1.1 million.

Derivative Instruments

We use derivatives as part of our interest rate management activities.  We do not elect hedge accounting treatment for any of our derivative transactions; consequently, all changes in the fair value of derivative instruments are recorded as noninterest income in the Consolidated Statements of Operations.

As part of our risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Federal’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS.  The commitments to originate fixed rate conforming loans totaled $45.9 million at December 31, 2010.  It is anticipated that approximately 80% of these loans will close totaling $36.6 million.  The fair value of this $36.6 million represents a liability, which totaled $728 thousand at December 31, 2010.  The off-balance sheet obligations under the above derivative instruments totaled $88.6 million at December 31, 2010.  The fair value of this $88.6 million represented an asset, which totaled $357 thousand as of December 31, 2010.

First Federal utilizes derivative instruments, such as future contracts and exchange-traded option contracts to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded net in noninterest income in loan servicing operations, and are offset by the changes in the fair value of the MSRs.  During the three months ended December 31, 2010, gross MSRs values increased $937 thousand due to positive interest rate movements, while hedge loss totaled $1.7 million.  The notional value of our off-balance sheet positions as of December 31, 2010, totaled $49 million with a fair value of a liability of $418 thousand.

NOTE 12.  Business Segments

First Financial has two principal operating segments, banking and insurance, which are evaluated regularly by management and the Board of Directors in deciding how to allocate resources and assess performance.  Selected financial information is presented below.  There are no significant intersegment revenues.

Three Months ended December 31, 2010 (in thousands)	Banking	Insurance	Other	Total
Interest income	$42,068	$20	$(4)	$42,084
Interest expense	11,082	—	742	11,824
Net interest income	30,986	20	(746)	30,260
Provision for loan losses	10,483	—	—	10,483
Net interest income after provision for loan losses	20,503	20	(746)	19,777
Noninterest income	10,155	5,304	379	15,838
Noninterest expense	26,918	5,323	1,551	33,792
Income (loss) before income taxes	3,740	1	(1,918)	1,823
Income tax expense (benefit)	1,334	-	(678)	656
Net income (loss)	$2,406	$1	$(1,240)	$1,167

Total assets, as of December 31, 2010	$3,252,068	$48,104	$1,166	$3,301,338

Three Months ended December 31, 2009 (in thousands)	Banking	Insurance	Other	Total
Interest income	$48,084	$19	$(3)	$48,100
Interest expense	14,285	131	796	15,212
Net interest income	33,799	(112)	(799)	32,888
Provision for loan losses	25,327	—	—	25,327
Net interest income after provision for loan losses	8,472	(112)	(799)	7,561
Noninterest income	11,353	5,427	357	17,137
Noninterest expense	26,338	5,296	960	32,594
(Loss) income before income taxes	(6,513)	19	(1,402)	(7,896)
Income tax (benefit) expense	(2,897)	5	(472)	(3,364)
Net (loss) income	$(3,616)	$14	$(930)	$(4,532)

Total assets, as of December 31, 2009	$3,424,367	$53,549	$(1,768)	$3,476,148

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data
	Three months ended
(dollars in thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Summary of Operations
Interest income	$42,084	$43,124	$44,281	$45,416	$48,100
Interest expense	11,824	12,274	13,052	13,920	15,212
Net interest income	30,260	30,850	31,229	31,496	32,888
Provision for loan losses	10,483	17,579	36,373	45,915	25,327
Net interest income after provision for loan losses	19,777	13,271	(5,144)	(14,419)	7,561
Noninterest income	15,838	19,059	18,705	16,363	17,137
Noninterest expense	33,792	34,717	33,103	33,296	32,594
Income (loss) before income tax	1,823	(2,387)	(19,542)	(31,352)	(7,896)
Income tax expense (benefit)	656	(1,215)	(7,513)	(12,296)	(3,364)
Net income (loss)	1,167	(1,172)	(12,029)	(19,056)	(4,532)
Preferred stock dividends	813	813	813	813	813
Accretion on preferred stock	144	142	140	138	136
Net income (loss) available to common shareholders	$210	$(2,127)	$(12,982)	$(20,007)	$(5,481)

Per Common Share Data
Net income (loss) per common share:
Basic	$0.01	$(0.13)	$(0.79)	$(1.21)	$(0.33)
Diluted	0.01	(0.13)	(0.79)	(1.21)	(0.33)
Market price, end of period	11.51	11.14	11.45	15.06	13.00
Book value per common share	15.15	15.32	15.66	16.34	17.52
Tangible book value per common share (non-GAAP)[1]	12.86	13.02	13.34	14.02	15.19
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, end of period	16,527	16,527	16,527	16,527	16,526
Balance Sheet Summary, at period end
Assets	$3,301,338	$3,323,015	$3,324,344	$3,380,867	$3,476,148
Investment securities	435,498	473,372	482,270	515,051	547,390
Loans	2,583,367	2,564,348	2,590,819	2,612,215	2,644,202
Allowance for loan losses	88,349	86,871	86,945	82,731	73,534
Deposits	2,409,612	2,415,063	2,463,657	2,454,030	2,293,427
Advances from FHLB, other short-term borrowings and long-term debt	544,310	555,439	525,569	577,697	793,826
Shareholders’ equity	315,322	318,190	323,797	335,001	354,454
Balance Sheet Summary, average for the quarter
Assets	$3,323,825	$3,316,098	$3,358,635	$3,429,172	$3,487,674
Investment securities	452,900	457,363	494,171	531,571	549,827
Loans	2,614,918	2,602,059	2,617,584	2,645,741	2,684,929
Allowance for loan losses	87,605	86,994	84,665	76,938	71,972
Deposits	2,424,807	2,450,148	2,466,284	2,334,035	2,312,129
Advances from FHLB, other short-term borrowings and long-term debt	543,039	519,619	547,729	739,502	763,637
Shareholders’ equity	318,202	321,379	330,829	346,194	356,897
Selected Ratios
Return on average assets	0.04%	(0.14%)	(1.43%)	(2.22%)	(0.52%)
Return on average equity	0.37	(1.46)	(14.54)	(22.02)	(5.08)
Net interest margin (FTE)[2]	3.83	3.91	3.94	3.94	3.96
Efficiency ratio (non-GAAP)[1]	72.22	69.04	65.69	66.83	64.29
Asset Quality Ratios
Allowance for loan losses as a percent of loans	3.42%	3.39%	3.36%	3.17%	2.78%
Allowance for loan losses as a percent of nonperforming loans	56.41	61.54	65.75	60.94	67.55
Nonperforming loans as a percent of loans	6.06	5.51	5.10	5.20	4.12
Nonperforming assets as a percent of loans and other repossessed assets aquired	6.77	5.94	5.56	5.63	4.87
Nonperforming assets as a percent of total assets	5.34	4.61	4.35	4.37	3.73
Net loans charged-off as a percent of average loans	1.38	2.71	4.91	5.55	3.02
Net loans charged-off (000)	$9,005	$17,652	$32,159	$36,718	$20,266
Capital Ratios
Equity to assets	9.55%	9.58%	9.74%	9.91%	10.20%
Tangible common equity to tangible assets (non-GAAP)[1]	6.51	6.55	6.71	6.93	7.30
Dividend payout ratio
Leverage capital ratio[3]	8.58	8.47	8.46	7.74	7.67
Tier 1 risk-based capital ratio[3]	11.42	11.27	11.19	9.83	9.78
Total risk-based capital ratio[3]	12.69	12.55	12.46	11.10	11.05

[1]	See Item 2. Management's Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
[3]	Calculated for First Federal

The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution, First Federal Savings and Loan Association of Charleston (“First Federal”) with regard to their financial condition and results of operations for the three months ended December 31, 2010.  It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2010 Annual Report on Form 10-K.  In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

All of First Financial’s electronic filings with the Securities and Exchange Commission (SEC”), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s website, www.firstfinancialholdings.com.  The information on the website does not constitute a part of this report.  First Financial’s filings are also available through the SEC’s website at www.sec.gov.

Forward-Looking Statements

Statements in this report that are not statements of historical fact, including without limitation, statements that include terms such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” or “could” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements regarding First Financial’s future financial and operating results, plans, objectives, expectations and intentions involve risks and uncertainties, many of which are beyond First Financial’s control or are subject to change.  No forward-looking statement is a guarantee of future performance and actual results could differ materially.  Factors that could cause or contribute to such differences include, but are not limited to:

•
A large portion of First Financial’s loan portfolio is secured by residential and commercial real estate.  Continued deterioration in residential and commercial real estate values could lead to additional losses, which may cause First Financial’s net income to decline and could have a negative impact on its capital, financial condition, and results of operations.

•	Repayment of First Financial’s commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•
First Financial’s allowance for loan losses may not be sufficient to absorb losses in its loan portfolio.  Additions to the allowance for loan losses may be required by increasing the provision for loan losses, which would cause net income to decline and could have a negative impact on First Financial’s capital and financial position.

•
The current economic conditions in the nation and the market areas First Financial serves may continue to adversely impact First Financial’s earnings and could increase credit risk associated with its loan portfolios.

•
While First Financial attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact and a rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•
First Financial is highly dependent on key members of its senior management team, which has changed significantly during the past year, and there is risk that it will not be able to develop a cohesive and unified management team.

•	Further economic downturns may adversely affect First Financial’s investment securities portfolio and profitability.
•
If First Financial is unable to continue to attract or retain core deposits, to obtain third party borrowings on favorable terms, or to have access to interbank or other liquidity sources, its cost of funds will increase, adversely affecting its ability to generate funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	A general decline in economic conditions and volatility or decline in premiums or claims associated with catastrophic events may adversely affect the revenues of First Financial’s insurance segment.
•	Economic and other circumstances may require First Financial to raise capital at times or in amounts that are unfavorable.
•
First Financial’s participation in the Troubled Asset Relief Program Capital Purchase Program and other government regulations impose restrictions and obligations that limit its ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

•	If First Financial is unable to redeem its Series A Preferred Stock within five years from the issuance date, the cost of this capital will increase substantially.
•	First Financial is subject to extensive governmental regulation, which could have an adverse impact on its operations.
•
Financial reform legislation recently enacted by the U.S. Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws and regulations that are expected to increase First Financial’s costs of operations.

•
Increased competition with other financial institutions may have an adverse effect on First Financial’s ability to retain and grow its client base, which could have a negative effect on financial condition and results of operations.

•	First Financial may be adversely affected by the soundness of other financial institutions.
•	If First Financial’s goodwill becomes impaired, it may need to record an impairment charge, which could negatively affect results of operations and capital.

•
First Financial’s potential inability to integrate companies it may acquire in the future could expose it to financial, execution, and operational risks that could negatively affect its financial condition and results of operations.  Acquisitions may be dilutive to common shareholders and Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions have additional compliance risk that other acquisitions do not have.

•
If the FDIC changes its assessment rate or deposit insurance premium methodology, First Financial’s FDIC insurance premium may increase and this could have a negative effect on financial condition or results of operations.

•
First Financial is party to various lawsuits incidental to its business.  Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•
First Financial’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, business and a negative impact on results of operations.

•	First Financial’s controls and procedures may fail or be circumvented, which could have a material adverse effect on business, results of operations, and financial condition.
•	The price of First Financial’s common stock may fluctuate significantly, and this may make it difficult for investors to resell their common stock when they want or at prices they find attractive.
•	Anti-takeover provisions could negatively impact First Financial shareholders.

These factors also include risks and uncertainties detailed from time to time in First Financial’s other filings with the SEC, such as the risk factors listed in “Item 1A. Risk Factors,” of First Financial’s 2010 Annual Report on Form 10-K and subsequent Forms 10-Q (including this Form 10-Q).  Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition.  There can be no assurance that future results will meet expectations.  While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement.  In addition, these statements speak only as of the date made.  First Financial does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Critical Accounting Policies

First Financial’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the financial institutions industry.  Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements.  Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ significantly from these estimates.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill, fair value measurements, and income taxes.  First Financial believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations.  Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors.  First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2010 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies” in First Financial’s 2010 Annual Report on Form 10-K.  For additional information regarding updates during fiscal 2011, see Note 1 to the Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, and tangible common book value.  We believe these non-GAAP financial measures provide additional information that is useful to investors in understanding our underlying performance, our business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry.  Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited.  Readers should be aware of these limitations and should be cautious to their use of such measures.  To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons.  Although we believe the above non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

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

The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) is needed to cover noninterest expenses.  In accordance with industry standards, the presentation of net interest margin on a taxable equivalent basis using a 35% effective federal tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

The following table presents the calculation of these non-GAAP measures for the past five quarters.

FIRST FINANCIAL HOLDINGS, INC.
Non-GAAP Reconciliation (Unaudited)	For the Quarter Ended
(dollars in thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Efficiency Ratio
Net interest income (A)	$30,260	$30,850	$31,229	$31,496	$32,888
Taxable equivalent adjustment (B)	157	149	148	148	183
Noninterest income (C)	15,838	19,059	18,705	16,363	17,137
Net securities losses (D)	(534)	(230)	(311)	(1,818)	(494)
Noninterest expense (E)	33,792	34,717	33,103	33,296	32,594
Efficiency Ratio: E/(A+B+C-D)	72.22%	69.04%	65.69%	66.83%	64.29%

Tangible Assets and Tangible Common Equity
Total assets	$3,301,338	$3,323,015	$3,324,344	$3,380,867	$3,476,148
Goodwill	(28,260)	(28,260)	(28,260)	(28,024)	(28,025)
Other intangible assets, net	(9,515)	(9,754)	(9,997)	(10,228)	(10,470)
Tangible assets (non-GAAP)	$3,263,563	$3,285,001	$3,286,087	$3,342,615	$3,437,653

Total shareholders' equity	$315,322	$318,190	$323,797	$335,001	$354,454
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill	(28,260)	(28,260)	(28,260)	(28,024)	(28,025)
Other intangible assets, net	(9,515)	(9,754)	(9,997)	(10,228)	(10,470)
Tangible common equity (non-GAAP)	$212,547	$215,176	$220,540	$231,749	$250,959

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,526

Tangible common equity to tangible assets	6.51%	6.55%	6.71%	6.93%	7.30%
Tangible common book value per share	$12.86	$13.02	$13.34	$14.02	$15.19

Results of Operations

First Financial recorded net income of $1.2 million for the three months ended December 31, 2010, compared with a net loss of $(4.5) million for the three months ended December 31, 2009.  After the effect of the preferred stock dividend and related accretion, First Financial reported net income available to common shareholders of $210 thousand for the three months ended December 31, 2010, compared with a net loss available to common shareholders of $(5.5) million for the three months ended December 31, 2009.  Diluted net income per common share was $0.01 for the current quarter, compared with diluted net loss per common share of $(0.33) for the same quarter last year.

Net Interest Income

The following table presents an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	Three Months Ended December 31,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$16,660	$19	0.45%	$12,378	$10	0.32%
Securities available for sale	388,375	4,716	4.82	481,254	6,583	5.43
Securities held to maturity[1]	22,454	296	8.01	22,432	345	9.33
Nonmarketable securities - FHLB stock	42,071	10	0.09	46,141	36	0.31
Loans[2]	2,614,918	36,366	5.52	2,684,929	40,018	5.91
FDIC indemnification asset, net	67,854	677	3.96	63,159	1,108	6.96
Total earning assets	3,152,332	42,084	5.32%	3,310,293	48,100	5.79%

Nonearning assets
Cash and due from banks	56,693			57,866
Allowance for loan losses	(87,605)			(71,972)
Other assets	202,405			191,487
Total assets	$3,323,825			$3,487,674

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$400,009	$361	0.36%	$344,699	$332	0.38%
Savings	168,523	112	0.26	153,384	175	0.45
Money market	333,715	560	0.67	344,940	868	1.00
Certificate of deposits	1,295,400	6,567	2.01	1,252,352	7,343	2.33
Total deposits	2,197,647	7,600	1.37%	2,095,375	8,718	1.65%
Advances from FHLB	497,226	3,427	2.73	521,325	5,415	4.12
Other short-term borrowings and long-term debt	45,813	797	6.90	242,312	1,079	1.77
Total interest-bearing liabilities	2,740,686	11,824	1.71%	2,859,012	15,212	2.11%

Noninterest-bearing liabilities
Noninterest-bearing deposits	227,160			216,754
Other liabilities	91,925			7,646
Total liabilities	3,059,771			3,083,412
Shareholders’ equity	318,202			356,897
Total liabilities and shareholder's equity	$3,323,825			$3,487,674
Net interest income/interest spread		$30,260	3.61%		$32,888	3.68%
Contribution of noninterest bearing sources of funds[3]			0.22			0.28
Net interest margin (FTE)[4]			3.83%			3.96%

[1]
Interest income used in the average rate calculation includes the tax equivalent adjustment of $157 thousand, and $183 thousand for the  three months ended  December 31, 2010, and 2009, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.58% and 1.96% at December 31, 2010 and 2009, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

Net interest margin, on a fully tax-equivalent basis, was 3.83% for the quarter ended December 31, 2010, compared with 3.96% for the same quarter last year.  While First Financial realized a 40 basis point reduction in interest-bearing liabilities due to repricing deposits and borrowed funds, a 47 basis point decrease in the average yield on assets resulted in a net decrease in net interest margin from the same quarter last year.  While First Financial reprices deposits lower subject to market competition, earning assets continue to reprice and be replaced with lower yielding assets due to the current interest rate environment. Additionally, the average yield on earning assets was further reduced by the increase in nonperforming loans during the last twelve months.

Net interest income for the quarter ended December 31, 2010 was $30.3 million, a decrease of $2.6 million or 8.0% from the same quarter last year.  The decrease was primarily the result of the lower net interest margin, combined with a decrease in average earning assets.  The decrease in average earning assets was primarily the result of a decline in loan balances due to lower loan demand from creditworthy borrowers and loan charge-offs, combined with using cash flow from investment securities to paydown borrowings.

The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	For The Three Months Ended December 31,
	2010 versus 2009
	Increase (Decrease)
	Due to
(in thousands)	Volume	Rate	Net
Interest income
Interest-bearing deposits with banks	$4	$5	$9
Securities available for sale	(1,185)	(724)	(1,909)
Securities held to maturity	-	(49)	(49)
Nonmarketable securities - FHLB stock	1	16	17
Loans	(1,024)	(2,628)	(3,652)
FDIC indemnification asset, net	77	(509)	(432)
Total interest income	$(2,127)	$(3,889)	$(6,016)
Interest expense
Deposit accounts
Interest-bearing checking	$51	$(22)	$29
Savings	16	(79)	(63)
Money market	(27)	(281)	(308)
Certificate of deposits	245	(1,021)	(776)
Total deposits	285	(1,403)	(1,118)
Advances from FHLB, other short-term
borrowings and long-term debt	(1,670)	(600)	(2,270)
Total interest expense	(1,385)	(2,003)	(3,388)
Net interest income	$(742)	$(1,886)	$(2,628)

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses

After determining what First Financial believes is an adequate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated based on the net effect of the quarterly change in the allowance for loan losses and net charge-offs.  The provision for loan losses was $10.5 million for the quarter ended December 31, 2010, compared with $25.3 million for the same quarter last year.  The decrease was primarily the result of lower net charge-offs and some stabilization in the level of impaired loans requiring specific reserves, combined with no significant additional valuation adjustments required as a result of updated appraisals.  See “ – Asset Quality” and “ – Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest income
	Three Months ended December 31,		2010-2009 Change
(dollars in thousands)	2010	2009	$	%
Service charges and fees on deposit accounts	$6,278	$6,300	$(22)	(0.3)%
Insurance	5,291	5,429	(138)	(2.5)%
Mortgage and other loan income	2,636	2,439	197	8.1%
Trust and plan administration	1,177	1,269	(92)	(7.2)%
Brokerage fees	514	496	18	3.6%
Other	476	1,698	(1,222)	(72.0)%
Net impairment losses recognized in earnings	(534)	(494)	(40)	8.1%
Total noninterest income	$15,838	$17,137	$(1,299)	(7.6)%

The decrease in noninterest income for the three months ended December 31, 2010 as compared with the same period last year was primarily the result of declines in insurance and other income, partially offset by higher mortgage and other loan income.  The decrease in insurance was primarily the result of current economic market conditions and an increase in customer loss claims, which adversely affect contingent performance-based premiums.  The decrease in other income was primarily the result of a $1.2 million gain on the donation of a branch location recorded during the quarter ended December 31, 2009.  The increase in mortgage and other loan income was primarily the result of higher origination volume due to the current low interest rate environment.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest expense
	Three Months ended December 31,		2010-2009 Change
(dollars in thousands)	2010	2009	$	%

Salaries and employee benefits	$19,287	$17,780	$1,507	8.5%
Occupancy costs	2,370	2,447	(77)	(3.1)%
Furniture and equipment	2,003	2,139	(136)	(6.4)%
Real estate owned (REO) expenses, net	1,254	1,560	(306)	(19.6)%
FDIC insurance and regulatory fees	1,180	941	239	25.4%
Professional services	1,567	767	800	104.3%
Advertising and marketing	612	786	(174)	(22.1)%
Other loan expense	773	417	356	85.4%
Intangible asset amortization	239	243	(4)	(1.6)%
Other expense	4,507	5,514	(1,007)	(18.3)%
Total noninterest expense	$33,792	$32,594	$1,198	3.7%

The increase in noninterest expense for the three months ended December 31, 2010 as compared with the same period last year was primarily the result of higher salaries and employee benefits and professional services, partially offset by lower other expense.  The $1.5 million increase in salaries and employee benefits was primarily the result of new positions added during 2010 in wealth management, correspondent lending, mortgage originations, operations and administrative areas.  The increase in professional services was primarily the result of using external resources to assist in the implementation of several strategic initiatives including loss-share management, REO management, and compensation studies.  The decrease in other expense was primarily the result of a $1.2 million contribution in conjunction with the donation of a branch location recorded during the quarter ended December 31, 2009.

Income Taxes

The income tax provision for the three months ended December 31, 2010 totaled $656 thousand, compared with an income tax benefit of $3.4 million for the same period last year.  The increase was primarily the result of the change in pre-tax income from loss to income, as there were no significant changes to tax-exempt income or temporary tax differences.

Line of Business Results

A brief summary of the financial performance for each of the business segments follows.  See Note 12 to the Consolidated Financial Statements for additional information.

Banking

The Banking line of business, which represents First Federal’s activities, recorded net income of $2.4 million for the three months ended December 31, 2010, compared with a net loss of $(3.6) million for the same period last year.  The increase was primarily the result of lower provision for loan losses, partially offset by lower net interest income.  The decrease in the provision for loan losses was primarily the result of lower net charge-offs and some stabilization in the level of impaired loans requiring specific reserves.  The decrease in net interest income was primarily the result of a decline in net interest margin and fewer earning assets as discussed in the “Net Interest Income” section above.

Insurance

The Insurance business segment, which represents the activities of First Southeast Insurance Services, Inc. and Kimbrell Insurance Group, Inc., recorded net income of $1 thousand for the three months ended December 31, 2010, compared with $14 thousand for the same period last year.  The decrease was primarily the result of lower insurance revenue due to current economic market conditions and an increase in customer loss claims affecting contingency premiums received.

Other

The entities included in the “Other” column of the table in Note 12 represent the holding company, registered investment advisor and registered broker-dealer, as well as intercompany eliminations.  This segment recorded a net loss of $(1.2) million for the three months ended December 31, 2010, compared with a net loss of $(930) thousand for the same period last year.  The decline was primarily the result of higher noninterest expense primarily the result of an increase in salaries and employee benefits due to new positions added during 2010 in administrative areas and an increase in professional services due to using external resources to assist in the implementation of several strategic initiatives.

Financial Condition

Total assets at December 31, 2010 were $3.3 billion, a slight decrease of $21.7 million or 0.7% from September 30, 2010 and a decrease of $174.8 million or 5.0% from December 31, 2009.  The decline from the same period last year was primarily the result of reductions in investment securities due to prepayments and declines in the loan portfolios due to lower loan demand from creditworthy borrowers, transfers of nonperforming loans to REO, and charge-offs during the year.

Investment Securities

Investment securities, primarily mortgage-backed securities, totaled $435.5 million at December 31, 2010, a decrease of $37.9 million or 8.0% from September 30, 2010 and a decrease of $111.9 million or 20.4% from December 31, 2009.  The declines were primarily the result of high prepayment levels on higher yielding securities and the challenge in finding replacement securities with acceptable risk profiles and yields.  As a result, the cash flows from maturities and prepayments were used to paydown advances from the FHLB and other borrowings rather than fully reinvesting these proceeds in other securities.  See Note 2 to the Consolidated Financial Statements for additional information.

Loans

The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Residential loans
Residential 1-4 family	$887,924	$836,644	$810,180	$778,747	$767,923
Residential construction	15,639	14,436	12,016	16,926	14,502
Residential land	53,772	56,344	57,977	61,893	65,606
Total residential loans	957,335	907,424	880,173	857,566	848,031

Commercial loans
Commercial business	91,129	92,650	111,826	115,417	123,543
Commercial real estate	590,816	598,547	593,894	593,128	591,787
Commercial construction	23,895	28,449	40,102	60,561	69,865
Commercial land	133,899	143,366	164,671	188,838	214,023
Total commercial loans	839,739	863,012	910,493	957,944	999,218

Consumer loans
Home equity	396,010	397,632	404,140	406,872	405,701
Manufactured housing	269,555	269,857	264,815	256,193	250,646
Marine	62,830	65,901	68,393	70,506	73,536
Other consumer	57,898	60,522	62,805	63,134	67,070
Total consumer loans	786,293	793,912	800,153	796,705	796,953
Total loans	2,583,367	2,564,348	2,590,819	2,612,215	2,644,202
Less: Allowance for loan losses	88,349	86,871	86,945	82,731	73,534
Net loans	$2,495,018	$2,477,477	$2,503,874	$2,529,484	$2,570,668

Total loans at December 31, 2010 decreased $60.8 million or 2.3% from December 31, 2009.  Increases in residential 1-4 family loans, were related to higher levels of originations resulting from the low interest rate environment, combined with First Financial retaining substantially all 15-year residential mortgage loan originations in the loan portfolio during the period.  These increases were offset by declines in most other loan categories primarily due to lower loan demand from creditworthy borrowers, transfers of nonperforming loans to REO, and charge-offs in most other loan categories, combined with paydowns from normal borrower activity.  Included in the table above are loans covered under the loss share agreement with the FDIC (“covered loans”). The following table includes the outstanding balance for the covered loans at December 31, 2010.  The table also includes the amount of delinquent loans and nonperforming loans by category, as well as total other repossessed assets acquired and total classified covered loans.

Loans Covered Under Loss Share Agreement
	December 31, 2010
		Delinquent	Nonperforming
(dollars in thousands)	Loan	Loans	Loans
Residential loans
Residential 1-4 family[1]	$3,047	$—	$1,449
Residential land	10,471	—	328
Total residential loans	13,518	—	1,777

Commercial loans
Commercial business	15,506	570	4,164
Commercial real estate	96,807	1,728	5,459
Commercial construction	2,285	324	—
Commercial land	22,106	1,448	1,712
Total commercial loans	136,704	4,070	11,335

Consumer loans
Home equity	28,690	126	458
Marine	168	—	—
Other consumer	1,974	6	178
Total consumer loans	30,832	132	636
Total loans	$181,054	$4,202	$13,748
Other repossessed assets acquired	$6,586
Classified loans	$29,040

[1]	Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $745 thousand.

Asset Quality

National credit conditions have contributed to the historical high credit costs as compared with lower credit cost levels in past years.  The markets in which First Financial operates are not immune to these conditions, which have been a factor in higher levels of delinquent loans, nonperforming assets, and charge-offs.  The increase in these trends has contributed to the higher level of allowance for loan losses, which was 3.42% of total loans as of December 31, 2010, compared with 3.39% at September 30, 2010.  The increase in delinquent loans, nonperforming assets, and loan losses generally reflect the operating difficulties of individual borrowers resulting from weakness in the local economy, deterioration in the collateral values in the coastal areas of our markets, and declines in individual borrower and guarantor financial positions.

Management monitors the loan portfolio on a monthly basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses.  An element of our credit risk management process is regular loan reviews to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets.  While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment.  Asset types with these characteristics may be reviewed as a total homogenous portfolio on the basis of risk indicators such as delinquency (as with consumer and residential real estate loans) or credit rating.  In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk.

The monthly loan review process covers problem loans including all commercial loans greater than $200,000 and more than 30 days past due, and all criticized and classified loans over $500,000.  Action plans to address the credit weaknesses are presented, approved and monitored.  Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term.  In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating.  First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if circumstances warrant.

Delinquent Loans

The following table presents delinquent loans by portfolio for the last five quarters.  The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC Topic 310-30.

DELINQUENT LOANS	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
(30-89 days past due) (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 family	$6,712	0.76%	$3,486	0.42%	$5,244	0.65%	$8,214	1.05%	$6,076	0.79%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	432	0.80	302	0.54	799	1.38	791	1.28	2,799	4.27
Total residential loans	7,144	0.75	3,788	0.42	6,043	0.69	9,005	1.05	8,875	1.05

Commercial loans
Commercial business	3,476	3.81	2,140	2.31	2,355	2.11	4,315	3.74	4,909	3.97
Commercial real estate	10,600	1.79	8,920	1.49	7,441	1.25	13,381	2.26	12,249	2.07
Commercial construction	635	2.66	1,981	6.96	—	—	1,602	2.65	947	1.36
Commercial land	5,348	3.99	3,428	2.39	1,192	0.72	2,314	1.23	4,662	2.18
Total commercial loans	20,059	2.39	16,469	1.91	10,988	1.21	21,612	2.26	22,767	2.28

Consumer loans
Home equity	4,355	1.10	4,625	1.16	4,661	1.15	4,477	1.10	4,609	1.14
Manufactured housing	4,043	1.50	3,207	1.19	2,992	1.13	3,806	1.49	3,697	1.47
Marine	707	1.13	462	0.70	425	0.62	981	1.39	1,754	2.39
Other consumer	905	1.56	1,765	2.92	527	0.84	594	0.94	1,172	1.75
Total consumer loans	10,010	1.27	10,059	1.27	8,605	1.08	9,858	1.24	11,232	1.41
Total delinquent loans	$37,213	1.44%	$30,316	1.18%	$25,636	0.99%	$40,475	1.55%	$42,874	1.62%

Total delinquencies at December 31, 2010 increased $6.9 million or 22.8% over September 30, 2010.  The increase in the residential 1-4 family category was primarily related to one large borrower with a $1.6 million loan, which currently has adequate collateral to mitigate any potential loss.  Increases in the commercial business and commercial real estate categories were related to one loan totaling $1.8 million, which is supported by income-producing collateral, as well as numerous smaller dollar loans.  These commercial and small business loans have started to show signs of weakness and are being actively monitored for resolution.  The increase in delinquent commercial land loans was primarily the result of one loan totaling $1.8 million, which matured while negotiations with the borrowers were ongoing and currently continue.

Total delinquent loans at December 31, 2010 also included $4.2 million in covered loans, as compared with $5.0 million at September 30, 2010.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure.  With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent.  In addition, loans that were not delinquent in excess of 90 days but exhibit weaknesses and doubt as to their ability to repay all contractual principal and interest have been classified as impaired under ASC 310-10-35 and placed on nonaccrual status.

The following table presents the composition of nonperforming assets.  The table includes covered loans which have migrated to nonaccrual status since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-10.  Loans classified as nonperforming at acquisition are not included below since these loans were adjusted to fair value, which included estimates of credit loss at acquisition date.  The acquired portfolio is subject to a loss sharing agreement with the FDIC.

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
NONPERFORMING ASSETS (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 family	$20,371	2.29%	$17,350	2.07%	$17,898	2.21%	$13,763	1.77%	$15,759	2.05%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	4,997	9.29	4,872	8.65	5,527	9.53	5,922	9.57	5,485	8.36
Total residential loans	25,368	2.65	22,222	2.45	23,425	2.66	19,685	2.30	21,244	2.51

Commercial loans
Commercial business	9,769	10.72	6,951	7.50	6,789	6.07	7,563	6.55	5,238	4.24
Commercial real estate	57,724	9.77	48,973	8.18	35,560	5.99	34,583	5.83	28,637	4.84
Commercial construction	4,484	18.77	5,704	20.05	5,738	14.31	7,127	11.77	3,706	5.30
Commercial land	43,824	32.73	46,109	32.16	50,269	30.53	55,719	29.51	40,164	18.77
Total commercial loans	115,801	13.79	107,737	12.48	98,356	10.80	104,992	10.96	77,745	7.78

Consumer loans
Home equity	9,450	2.39	6,969	1.75	6,937	1.72	7,773	1.91	6,626	1.63
Manufactured housing	3,609	1.34	2,909	1.08	3,189	1.20	2,899	1.13	2,715	1.08
Marine	67	0.11	188	0.29	135	0.20	166	0.24	259	0.35
Other consumer	555	0.96	206	0.34	16	0.03	143	0.23	153	0.23
Total consumer loans	13,681	1.74	10,272	1.29	10,277	1.28	10,981	1.38	9,753	1.22
Total nonaccrual loans	154,850	5.99	140,231	5.47	132,058	5.10	135,658	5.19	108,742	4.11
Loans 90+ days still accruing	204		175		170		104		124
Restructured loans, still accruing	1,578		750		—		—		—
Total nonperforming loans	156,632	6.06%	141,156	5.51%	132,228	5.10%	135,762	5.20%	108,866	4.12%
Other repossessed assets acquired	19,660		11,950		12,543		11,957		20,864
Total nonperfoming assets	$176,292		$153,106		$144,771		$147,719		$129,730

Total nonperforming assets at December 31, 2010 increased $23.2 million or 15.1% over September 30, 2010.  The increase in nonperforming loans included $9.3 million of predominantly commercial loans determined to be impaired and moved to nonperforming status prior to becoming 90 days past due.  Three loans accounted for 47% of this total.  Additionally, 30 loans totaling $6.1 million were matured in excess of 90 days and were moved to nonperforming status while negotiations with the borrowers continue toward renewal or alternate resolution.  The remaining net increase from September 30, 2010 was related primarily to a higher number of relatively small loans migrating from delinquent to nonperforming.  Reductions offsetting the new nonperforming loans include $3.2 million in charged-off loans, $8.0 million in transfers to REO, and $5.3 million in paydowns as a result of normal borrower activity.

The nonperforming loans at December 31, 2010 included $13.7 million in covered loans, as compared with $14.7 million at September 30, 2010.

The following table presents net charge-offs by loan category.

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
NET CHARGE-OFFS (in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*
Residential loans
Residential 1-4 family	$612	0.28%	$2,311	1.12%	$1,673	0.84%	$2,715	1.40%	$59	0.03%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	735	5.34	1,297	9.08	975	6.51	1,127	7.07	1,781	10.08
Total residential loans	1,347	0.58	3,608	1.61	2,648	1.22	3,842	1.80	1,840	0.87

Commercial loans
Commercial business	264	1.15	1,789	7.00	3,868	13.62	1,656	5.54	1,046	3.33
Commercial real estate	237	0.16	3,402	2.28	5,267	3.55	8,085	5.46	1,807	1.21
Commercial construction	314	4.80	270	3.15	2,051	16.30	1,094	6.71	3,114	16.60
Commercial land	2,127	6.14	4,175	10.84	12,165	27.53	17,017	33.79	7,796	14.31
Total commercial loans	2,942	1.38	9,636	4.35	23,351	10.00	27,852	11.38	13,763	5.42

Consumer loans
Home equity	2,974	3.00	2,669	2.66	4,379	4.32	3,017	2.97	2,432	2.42
Manufactured housing	834	1.24	1,145	1.71	950	1.46	638	1.01	763	1.23
Marine	184	1.14	195	1.16	401	2.31	621	3.45	608	3.24
Other consumer	724	4.89	399	2.59	430	2.73	748	4.60	860	4.99
Total consumer loans	4,716	2.39	4,408	2.21	6,160	3.09	5,024	2.52	4,663	2.35
Total net charge-offs	$9,005	1.38%	$17,652	2.71%	$32,159	4.91%	$36,718	5.55%	$20,266	3.02%

*Represents an annualized rate

The decrease in net charge-offs for the quarter ended December 31, 2010 from the prior quarter was primarily the result of lower credit writedowns in the residential 1-4 family and all commercial loan categories as there were fewer loans requiring valuation adjustments on the underlying collateral.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) totaled $88.3 million, or 3.42%, of loans at December 31, 2010, compared with $86.9 million, or 3.39% of loans at September 30, 2010.  Excluding the effect of covered loans, the allowance would be 3.68% and 3.66% of non-covered loans at December 31, 2010 and September 30, 2010, respectively.  During the three months ended December 31, 2010, the allowance was increased through charges to the provision for loan losses of $10.5 million in connection with increases in the level of classified and nonperforming loans, changes in the composition and quality of the loan portfolio, changes in the risk ratings of loans in the portfolio, and the level of charge-offs.  Net charge-offs during the three months ended December 31, 2010 of $9.0 million offset increases to the allowance.

First Federal maintains an allowance, which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is periodically decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses.  A committee consisting of members of lending management, credit risk management, and accounting and finance meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance.  First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis.  Such reviews also assist management in establishing the level of the allowance.  The following table sets forth the changes in the allowance.

	Three Months Ended
(in thousands)	December 31, 2010	December 31, 2009
Balance, beginning of period	$86,871	$68,473
Provision for loan losses	10,483	25,327

Charge-offs	(9,750)	(21,388)
Recoveries	745	1,122
Net charge-offs	(9,005)	(20,266)

Balance, end of period	$88,349	$73,534

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio.  The factors that are considered in a determination of the level of the allowance include our assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing reviews of the loan portfolio, monitoring watch list loans, and concentrations of credit exposure.  The value of the underlying collateral is also considered as necessary.  This process provides an allowance consisting of two components: allocated and unallocated, as appropriate.  To arrive at the allocated component of the allowance, First Federal combines estimates of the allowance needed for loans analyzed individually and on a pooled basis.  The result of the allocation may determine that there is no unallocated portion.  In addition to being used to categorize risk, First Federal’s internal risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio.  Loans are segmented into categories for analysis based in part on the risk profile inherent in each category.  Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

A primary component of determining appropriate reserve factors in the allowance calculation is the actual loss history for a rolling 36-month period, tracked by major loan category.  In addition, more recent trends are considered by evaluating one-year and the most recent quarter historical loss ratios to ensure appropriate consideration of trends by loan sector.  First Federal’s policy is to adjust the rolling 36-month loss history with internal and external qualitative factors as considered necessary at each period end given the facts at the time.  The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include:

•	Changes in lending policies and procedures.
•	Changes in regional and local economic and business conditions and developments that affect the collectability of the portfolio.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of classified loans.
•	Changes in the quality of First Federal’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.

Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral.

The allowance for loan losses as a percent of total loans has increased while the allowance as a percent of nonperforming loans has trended downward.  The ratio of the allowance to nonperforming loans, which is comprised of nonaccrual loans and accruing loans 90 days or more delinquent, was 56.41% at December 31, 2010 compared with 61.54% at September 30, 2010 and 67.55% at December 31, 2009.  While this ratio has declined, management believes that the allowance for loan losses is adequate to provide for estimated probable losses in our loan portfolio as of each period end based on the analysis performed and quantification of potential loss in the portfolio relative to known factors.  A primary factor contributing to the decrease in the ratio of allowance to nonperforming loans is related to First Federal proactively placing loans on nonaccrual status which have not yet reached 90 days past due, but are determined impaired. These loans have previously been appropriately considered in the allowance, but were not categorized as “nonperforming loans” until placed on nonaccrual.  A majority of the impaired loans have been adjusted to an amount that approximates estimated net realizable value through a partial charge-off, thus no additional specific reserves were considered necessary at December 31, 2010.

Management and the Board have approved appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented, have utilized relevant information available to make determinations about the allowance, and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.  Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date.  Further, management believes that the allowance is appropriate under GAAP for all periods presented.

Deposits

Deposits totaled $2.4 billion at December 31, 2010 and September 30, 2010.  Core deposits, which exclude certificates of deposit, decreased $12.0 million or 1.1% from September 30, 2010 to $1.1 billion at December 31, 2010, due in part to calendar year-end seasonal changes in customer activity, with the majority of the decline occurring in the money market category.  Time deposits totaled $1.3 billion at December 31, 2010, essentially unchanged from September 30, 2010.  Wholesale certificates of deposit totaled 12.8% of total deposits at December 31, 2010, compared with 12.2% at September 30, 2010.  See Note 5 to the Consolidated Financial Statements for additional information.

Borrowed Funds

Borrowed funds are comprised of advances from the FHLB, other short-term borrowings, and long-term debt.  Borrowings totaled $544.3 million at December 31, 2010, a decrease of $11.1 million or 2.0% from September 30, 2010.  The decrease was primarily the result of using cash flow from the investment securities and loan portfolios to paydown FHLB advances and payoff short-term borrowings at the Federal Reserve, as well as the shift in funding mix to core and time deposits.  First Financial maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 73% deposits, 16% borrowings, 10% equity, and 1% short-term liabilities at December 31, 2010.  See Note 6 to the Consolidated Financial Statements for additional information.

Capital

First Financial continues to maintain a strong capital position to support current needs and provide a sound foundation to support future expansion.  Shareholders’ equity totaled $315.3 million at December 31, 2010, essentially unchanged from September 30, 2010.  First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as evidenced by the key capital ratios and additional capital information presented in the following table.

		For the Quarter Ended
		December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
First Financial:
Equity to assets		9.55%	9.58%	9.74%	9.91%	10.20%
Tangible common equity to tangible assets (non-GAAP)[1]		6.51	6.55	6.71	6.93	7.30
Book value per common share		$15.15	$15.32	$15.66	$16.34	$17.52
Tangible common book value per share (non-GAAP)[1]		12.86	13.02	13.34	14.02	15.19
Dividends paid per common share, authorized		0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)		16,527	16,527	16,527	16,527	16,526

First Federal:	Regulatory Minimum for "Well- Capitalized"
Leverage capital ratio	4.00%	8.58%	8.47%	8.46%	7.74%	7.67%
Tier 1 risk-based capital ratio	6.00	11.42	11.27	11.19	9.83	9.78
Total risk-based capital ratio	10.00	12.69	12.55	12.46	11.10	11.05

1 See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Non-GAAP Measures

On January 27, 2010, First Financial’s shareholders approved a proposal to amend its Certificate of Incorporation to increase the number of authorized shares of common stock from 24,000,000 to 34,000,000 shares.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2010 Annual Report on Form 10-K.  There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end.

Liquidity

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

First Financial Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and for its future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves and sales of marketable securities, interest on our investment securities and additional borrowings or stock offerings.   As of December 31, 2010, First Financial had liquid assets of $29.6 million compared with $26.1 million at September 30, 2010.

Asset and Liability Management

First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives.  Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization.  Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates.  This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.  Our market risk arises primarily from interest rate risk inherent in our lending, deposit-gathering, and other funding activities.  The structure of our loan, investment, deposit, and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income.  In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in U.S. Treasury and agency securities, MBS, asset-backed and collateralized debt securities, including trust preferred securities, corporate bonds and municipal bonds.  Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committee.  ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk.  As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates.  First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk.  Our profitability is affected by fluctuations in interest rates, thus we focus on maintaining a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase in interest rates may adversely impact our earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis.

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $73.1 million or 2.21% of total assets as of December 31, 2010, compared with $82.9 million or 2.5% of total assets at September 30, 2010.  This reflects a less asset-sensitive position than at September 30, 2010.  Repricing gap analysis is limited in its ability to measure interest rate sensitivity.  The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above.  Further, basis risk is not captured by repricing gap analysis.  Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch.  This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the analysis are our estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and our expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors.  Also included in the analysis are our estimates of core deposit decay rates, based on recent studies and regression analysis of our core deposits.

We are essentially interest rate neutral; however, the slight positive gap normally indicates that a rise in market rates would have a positive effect on net interest income.  The opposite would generally occur when an institution has a negative gap position.  A negative gap would suggest that net interest income would increase if market rates declined.

Net interest income simulations were performed as of December 31, 2010 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points net interest income would be expected to decrease by .32% and .69%, respectively, from what it would be if rates were to remain at December 31, 2010 levels.  Based on GAP analysis we are asset sensitive, therefore interest income would be expected to increase in a rising rate environment.  However, our net interest income is expected to decrease due to basis risk as our assets are generally forecast not to reprice to the same degree or pursuant to the same indices as our liabilities.  Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at December 31, 2010 as the results would not have been meaningful given the current levels of short-term market interest rates.  Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables.  Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, “Interest Rate Risk Management.”  This test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity.  If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 0.12% and decrease by 4.21%, respectively, from where it would be if rates were to remain at December 31, 2010 levels.  During interest rate shock scenarios, the value of most interest-earning assets and interest-bearing liabilities move in linear proportion to changes in interest rates.  However, as interest rates increase, the incremental value of the core deposit intangible and mortgage servicing rights assets does not increase in linear proportion.  As a result, the economic value of equity decreases in the 200 basis point scenario because the increase in the value of these two assets does not offset the net decline in the value of the other assets and liabilities to the same extent as in the 100 basis point scenario.  Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions that we could undertake in response to changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of First Financial’s 2010 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” of this Form 10-Q.

Item 4.  Controls and Procedures

a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, First Financial’s Chief Executive Officer and Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of December 31, 2010, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, First Financial’s internal control over financial reporting.  First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business.  As of December 31, 2010, such litigation would not materially affect First Financial’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in First Financial’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1	First Financial's Certificate of Incorporation, as amended

3.3	First Financial's Bylaws, as amended (incorporated by reference to First Financial's Form 8-K filed on December 22, 2010).

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executivbe Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: February 9, 2011	/s/ Blaise B. Bettendorf
Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)