Form 10-Q
period 2011-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2011-05-06
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2011	2010	2010
(in thousands, except share data)	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$60,517	$49,621	$54,373
Interest-bearing deposits with banks	7,770	10,927	7,714
Total cash and cash equivalents	68,287	60,548	62,087
Investment securities:
Securities available for sale, at fair value	383,229	407,976	446,414
Securities held to maturity, at amortized cost , approximate fair value $23,207, $24,878, and $24,056, respectively	21,962	22,529	22,496
Nonmarketable securities - FHLB stock	41,273	42,867	46,141
Total investment securities	446,464	473,372	515,051
Loans	2,559,845	2,564,348	2,612,215
Less: Allowance for loan losses	85,138	86,871	82,731
Net loans	2,474,707	2,477,477	2,529,484
Loans held for sale	19,467	28,400	12,681
FDIC indemnification asset, net	61,135	67,583	65,461
Premises and equipment, net	82,223	83,413	83,417
Goodwill	28,260	28,260	28,024
Other intangible assets, net	9,278	9,754	10,228
Other assets	112,191	94,208	74,434
Total assets	$3,302,012	$3,323,015	$3,380,867

LIABILITIES
Deposits:
Noninterest-bearing checking	$233,197	$227,477	$220,463
Interest-bearing checking	437,113	386,267	364,408
Savings and money market	501,924	506,957	506,010
Retail time deposits	893,064	999,374	972,311
Wholesale time deposits	279,482	294,988	390,838
Total deposits	2,344,780	2,415,063	2,454,030
Advances from FHLB	561,506	508,235	530,493
Other short-term borrowings	812	812	812
Long-term debt	46,392	46,392	46,392
Other liabilities	36,995	34,323	14,139
Total liabilities	2,990,485	3,004,825	3,045,866

SHAREHOLDERS' EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at March 31, 2011, September 30, 2010 and March 31, 2010, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares at March 31, 2011, and 24,000,000 at September 30, 2010 and March 31, 2010 , issued 21,465,163 shares at March 31, 2011, September 30, 2010 and March 31, 2010, respectively	215	215	215
Additional paid-in capital	195,361	194,767	194,821
Treasury stock at cost, 4,938,411 shares at March 31, 2011, September 30, 2010 and March 31, 2010	(103,563)	(103,563)	(103,563)
Retained earnings	219,088	221,920	238,708
Accumulated other comprehensive income	425	4,850	4,819
Total shareholders' equity	311,527	318,190	335,001
Total liabilities and shareholders' equity	$3,302,012	$3,323,015	$3,380,867

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per share data)	2011	2011	2011	2011
INTEREST INCOME
Interest and fees on loans	$34,844	$38,267	$71,210	$78,285
Interest and dividends on investments	4,774	6,132	9,797	13,096
Other	573	1,017	1,268	2,135
Total interest income	40,191	45,416	82,275	93,516
INTEREST EXPENSE
Interest on deposits	6,879	7,835	14,479	16,554
Interest on borrowed money	4,018	6,085	8,242	12,579
Total interest expense	10,897	13,920	22,721	29,133
NET INTEREST INCOME	29,294	31,496	59,554	64,383
Provision for loan losses	12,675	45,915	23,158	71,242
Net interest income (loss) after provision for loan losses	16,619	(14,419)	36,396	(6,859)
NONINTEREST INCOME
Service charges and fees on deposit accounts	6,381	6,183	12,659	12,484
Insurance	6,979	7,507	12,270	12,936
Mortgage and other loan income	1,117	2,104	3,753	4,543
Trust and plan administration	1,112	1,040	2,289	2,310
Brokerage fees	666	550	1,180	1,046
Other	643	797	1,119	2,493
Net securities gains	1,419	—	1,419	—
Impairment losses on investment securities:
Total other-than-temporary-impairment losses on investment securities	(122)	(1,818)	(656)	(2,312)
Less: Noncredit-related losses (gains) recognized in other comprehensive income before taxes	—	—	—	—
Net impairment losses recognized in earnings	(122)	(1,818)	(656)	(2,312)
Total noninterest income	18,195	16,363	34,033	33,500

NONINTEREST EXPENSE
Salaries and employee benefits	21,379	18,697	40,666	36,478
Occupancy costs	2,514	2,442	4,884	4,889
Furniture and equipment	2,098	2,052	4,101	4,191
Other real estate owned expenses, net	40	1,915	1,294	3,475
FDIC insurance and regulatory fees	1,484	1,345	2,664	2,286
Professional services	1,335	859	2,902	1,625
Advertising and marketing	1,034	821	1,646	1,608
Other loan expense	750	403	1,523	820
Intangible asset amortization	237	243	476	485
Other expense	4,694	4,519	9,201	10,033
Total noninterest expense	35,565	33,296	69,357	65,890
(Loss) income before income taxes	(751)	(31,352)	1,072	(39,249)
Income tax (benefit) expense	(321)	(12,296)	335	(15,660)
NET (LOSS) INCOME	$(430)	$(19,056)	$737	$(23,589)
Preferred stock dividends	812	813	1,625	1,626
Accretion on preferred stock discount	147	138	291	274
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,389)	$(20,007)	$(1,179)	$(25,489)

Net loss per common share:
Basic	$(0.08)	$(1.21)	$(0.07)	$(1.54)
Diluted	$(0.08)	$(1.21)	$(0.07)	$(1.54)

Average common shares outstanding:
Basic	16,527	16,526	16,527	16,495
Diluted	16,527	16,526	16,527	16,495

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Accumulated
					Additional	Treasury		Other
	Preferred Stock		Common Stock		Paid-in	Stock	Retained	Comprehensive
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	At cost	Earnings	Income	Total
Balance at September 30, 2009	65	$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss							(23,589)		(23,589)
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $588								886	886
Total comprehensive loss									(22,703)
Stock based compensation expense					103				103
Common stock issued pursuant to public offering			630	7	9,183				9,190
Stock options exercised					12				12
Accretion of preferred stock					274		(274)		—
Cash dividends:
Common stock ($0.10 per share)							(1,624)		(1,624)
Preferred stock							(1,626)		(1,626)
Balance at March 31, 2010	65	$1	16,527	$215	$194,821	$(103,563)	$238,708	$4,819	$335,001

Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190
Net income							737		737
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax benefit of $2,818								(4,425)	(4,425)
Total comprehensive loss									(3,688)
Stock based compensation expense					303				303
Accretion of preferred stock					291		(291)		—
Cash dividends:
Common stock ($0.10 per share)							(1,653)		(1,653)
Preferred stock							(1,625)		(1,625)
Balance at March 31, 2011	65	$1	16,527	$215	$195,361	$(103,563)	$219,088	$425	$311,527

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
(in thousands)	2011	2010
Operating Activities
Net income (loss)	$737	$(23,589)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	23,158	71,242
Depreciation	2,914	3,046
Amortization of intangibles	476	485
Net increase in current & deferred income tax	(4,924)	(27,815)
Amortization of mark-to-market adjustments	(806)	(2,261)
Fair market value of adjustments on other real estate owned	(465)	2,840
Amortization of unearned discounts on investments, net	(1,203)	(1,778)
Other-than-temporary impairment losses	656	2,312
Loans originated for sale	(174,886)	(122,068)
Proceeds from loans held for sale	186,807	134,903
Gain on sale of loans, net	(2,988)	(1,627)
(Gain) loss on sale of other real estate owned, net	(184)	1,138
Gain on dispoal of property and equipment, net	—	(1,321)
Recognition of stock-based compensation expense	303	103
Decrease in prepaid FDIC insurance premium	2,196	—
FDIC reimbursement of covered asset losses	8,378	—
Other	6,551	(12,018)
Net cash provided by operating activities	46,720	23,592

Investing Activities
Securities available-for-sale:
Proceeds from sales	775	—
Proceeds from maturities, calls and payments	67,274	80,476
Purchases	(49,433)	(33,317)
Redemption FHLB stock, net	1,595	—
Decrease in loans, net	(41,415)	(14,090)
Proceeds from sales of other real estate owned	4,008	13,119
Decrease in property and equipment, net	(1,724)	(4,121)
Net cash (used) provided by investing activities	(18,920)	42,067

Financing Activities
Increase in demand and savings deposits, net	51,533	52,415
(Decrease) increase in time deposits, net	(121,816)	80,262
Decrease in short term borrowings, net	—	(258,001)
Proceeds of FHLB advances, net	53,500	37,742
Proceeds from issuance of common stock, net	—	9,190
Dividends paid on preferred stock	(1,625)	(1,626)
Dividends paid on common stock	(1,653)	(1,624)
Net cash used by financing activities	(20,061)	(81,642)
Net increase (decrease) in cash and cash equivalents	7,739	(15,983)

Cash and cash equivalents at beginning of period	60,548	78,070
Cash and cash equivalents at end of period	$68,287	$62,087

Supplemental disclosures:
Cash paid during the period for:
Interest	$25,422	$31,301
Income taxes	3,267	4,619
Loans foreclosed	20,364	6,788
Loans securitized into mortgage-backed securities	146,451	106,330
Unrealized (loss) gain on securities available for sale, net of income tax	(4,425)	886

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 1.  Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution First Federal Savings and Loan Association of Charleston (“First Federal”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.  Certain amounts have been reclassified to conform to the current year presentation.  First Financial’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in First Financial’s 2010 Annual Report on Form 10-K.  For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report.  For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2010 Annual Report on Form 10-K.

First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”).  First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements.  The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at March 31, 2011.  The gross proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust.  The trust preferred securities held by this entity qualify as Tier 1 capital and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations.  The expected losses and residual returns for this entity are absorbed by the trust preferred security holders, and consequently First Financial is not exposed to loss related to this VIE.

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

 Recently Issued Accounting Pronouncements

FASB ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”

This ASU temporarily delays the effective date of the disclosures for troubled debt restructurings to coordinate with the FASB Board’s final deliberations regarding what constitutes a troubled debt restructuring.  The effective date for the new disclosures is anticipated for interim and annual periods ending after June 15, 2011.

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

Note 2.  Investment Securities

The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of March 31, 2011				As of September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,890	$14	$7	$1,897	$2,021	$28	$—	$2,049
State and municipal obligations	450	7	—	457	450	16	—	466
Collateralized debt obligations	7,434	—	3,940	3,494	7,780	—	4,363	3,417
Mortgage-backed securities	68,781	3,330	40	72,071	79,754	3,454	60	83,148
Collateralized mortgage obligations	297,664	5,846	3,247	300,263	303,088	10,277	1,268	312,097
Other securities	5,181	96	230	5,047	5,809	1,326	336	6,799
Total securities available for sale	$381,400	$9,293	$7,464	$383,229	$398,902	$15,101	$6,027	$407,976

Securities held to maturity
State and municipal obligations	$21,055	$1,294	$49	$22,300	$21,623	$2,350	$1	$23,972
Certificates of deposit	907	—	—	907	906	—	—	906
Total securities held to maturity	$21,962	$1,294	$49	$23,207	$22,529	$2,350	$1	$24,878

Nonmarketable securities
FHLB stock	$41,273	$—	$—	$41,273	$42,867	$—	$—	$42,867

Securities with a fair market value of $252.5 million at March 31, 2011 and $324.9 million at September 30, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities.  Except for obligations of the U.S. Government and its agencies, no holdings of any single issue exceeded 10% of consolidated shareholders’ equity at March 31, 2011 or September 30, 2010.

The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table.  Actual maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2011
(in thousands)	Amortized Cost	Fair Value
Securities available for sale
Due within one year	$—	$—
Due after one year through five years	1,890	1,896
Due after five years through ten years	1,006	1,054
Due after ten years	12,059	7,945
	14,955	10,895
Mortgage-backed securities	68,781	72,071
Collateralized mortgage obligations	297,664	300,263
Total	$381,400	$383,229

Securities held to maturity
Due within one year	$907	$907
Due after five years through ten years	769	761
Due after ten years	20,286	21,539
Total	$21,962	$23,207

The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total
(dollars in thousands) March 31, 2011	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Obligations of the U.S. Government agencies and corporations	2	$1,441	$7	—	$—	$—	2	$1,441	$7
Collateralized debt obligations	1	300	6	14	3,194	3,934	15	3,494	3,940
Mortgage-backed securities	—	—	—	1	573	40	1	573	40
Collateralized mortgage obligations	15	83,757	1,667	9	37,669	1,580	24	121,426	3,247
Other securities	—	—	—	2	1,766	230	2	1,766	230
Total	18	$85,498	$1,680	26	$43,202	$5,784	44	$128,700	$7,464

Securities held to maturity
State and municipal obligations	3	$1,535	$49	—	$—	$—	3	$1,535	$49

	Less than 12 Months			12 Months or Longer			Total
(dollars in thousands) September 30, 2010	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$292	$14	14	$3,125	$4,349	15	3,417	4,363
Mortgage-backed securities	—	—	—	1	572	60	1	572	60
Collateralized mortgage obligations	11	44,214	130	8	39,280	1,138	19	83,494	1,268
Other securities	—	—	—	2	1,659	336	2	1,659	336
Total	12	$44,506	$144	25	$44,636	$5,883	37	$89,142	$6,027

Securities held to maturity
State and municipal obligations	1	$769	$1	—	$—	$—	1	$769	$1

Other-Than-Temporary Impairment (“OTTI”)

Management evaluates securities for OTTI on at least a quarterly basis.  In determining OTTI, investment securities are evaluated according to Accounting Standards Codification (“ASC”) 320-10 and management considers many factors including:  (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether OTTI exists involves a high degree of subjectivity and is based on information available to management at a point in time. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors.  Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

At March 31, 2011, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below.  For the six months ended March 31, 2011, credit-related OTTI of $656 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations.  The components of the OTTI were: $400 thousand on CDOs and $256 thousand on CMOs.  The total carrying value of securities affected by credit-related OTTI represent less than 2.1% of the carrying value of investment portfolio at March 31, 2011 and therefore have negligible impact on First Financial’s liquidity and capital positions.

Collateralized debt obligations

The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions.  To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized.  The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool.  The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans, and level of broker deposits for each underlying issuer.  The risk ratings were used to determine an expected default vector for each CDO.  The model assigns assumptions for constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management.  The resulting projected cash flows were compared to book value to determine the amount of any OTTI.

The following table provides information regarding the CDO portfolio characteristics and fiscal year-to-date OTTI losses.

Collateralized Debt Obligations at March 31, 2011
(in thousands)
						Six months ended March 31, 2011 OTTI1
	Single/	Class/	Amortized	Fair	Unrealized	Credit
Name	Pooled	Tranche	Cost	Value	Loss	Portion	Other	Total

ALESCO I	Pooled	B-1	$573	$212	$361	$70	$—	$70
ALESCO II	Pooled	B-1	402	303	99	—	—	—
MCAP III	Pooled	B	432	214	218	—	—	—
MCAP IX	Pooled	B-1	449	189	260	—	—	—
MCAP XVIII	Pooled	C-1	179	68	111	—	—	—
PRETZL XI	Pooled	B-1	855	337	518	22	—	22
PRETZL XIII	Pooled	B-1	324	112	212	90	—	90
PRETZL IV	Pooled	MEZ	121	55	66	—	—	—
PRETZL VII	Pooled	MEZ	327	117	210	—	—	—
PRETZL XII	Pooled	B-2	567	290	277	—	—	—
PRETZL XIV	Pooled	B-1	697	235	462	173	—	173
PRETZLVI	Pooled	MEZ	516	410	106	32	—	32
TRPREF II	Pooled	B	706	301	405	13	—	13
USCAP II	Pooled	B-1	980	351	629	—	—	—
USCAP III	Pooled	B-1	306	300	6	—	—	—
	TOTAL		$7,434	$3,494	$3,940	$400	$—	$400

		Dollar Basis
	Lowest		% Deferrals /	Constant Default Rate		Discount
Name	Rating	% Performing	Defaults2	High	Low	Margin3

ALESCO I	C	65.77%	34.23%	1.55%	0.21%	11.70%
ALESCO II	C	73.88	26.12	2.32	0.31	11.65
MCAP III	CC	70.43	29.57	0.54	0.07	12.08
MCAP IX	C	61.17	38.83	3.26	0.43	16.80
MCAP XVIII	C	65.52	34.48	2.54	0.34	11.05
PRETZL XI	C	69.29	30.71	1.85	0.25	11.60
PRETZL XIII	C	65.77	34.23	1.94	0.26	11.57
PRETZL IV	CC	72.93	27.07	4.60	0.61	12.16
PRETZL VII	C	29.52	70.48	0.35	0.05	16.80
PRETZL XII	C	67.31	32.69	1.67	0.22	11.62
PRETZL XIV	C	65.02	34.98	0.91	0.12	11.57
PRETZLVI	D	19.02	80.98	4.09	0.55	11.80
TRPREF II	C	62.34	37.66	3.09	0.42	11.92
US CAP II	C	81.29	18.71	1.26	0.17	11.65
USCAP III	C	71.51	28.49	0.63	0.08	11.53
Total		65.82%	34.18%

1Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations
2 Represents percentage of the underlying trust preferred collateral not currently making dividend payments or that have been placed into receivership by the FDIC.
3 Fair market value discount margin to LIBOR

The estimated fair value of these CDOs continues to be negatively impacted by the elevated credit losses within the financial industry caused by the weak national housing market, which has severely impacted the creditworthiness of the underlying issuers. As of March 31, 2011, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity .

Collateralized mortgage obligations

The CMO portfolio, which is mainly comprised of private-label, non-agency securities, was priced using fair value cash flow models. In making this determination, considerations were given to recent transaction volumes, price quotations and related price variability, available broker information, and market liquidity. Deterioration in value was due, in part, to forced sales and illiquid market conditions in which these securities trade; and accordingly, First Financial does not believe that these values accurately reflect the true fair value of these securities. A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads. If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI. See Note 6 to the Consolidated Financial Statements for additional information on fair value.

At March 31, 2011, 23 of the 48 private-label CMO securities had unrealized losses totaling $2.9 million. Additionally, there was one U.S. agency CMO with unrealized losses at March 31, 2011 and the unrealized loss was considered temporary due to market interest rate movements. The following table presents the investment grades and OTTI losses for the CMO securities.

Collateralized Mortgage Obligations at March 31, 2011 (in thousands)			Six months ended March 31, 2011 OTTI1
Moody/S&P Ratings	Fair Value	Unrealized Loss	Credit Portion	Other	Total
AA	$26,142	$194	$—	$—	$—
A	8,876	33	—	—	—
BBB	32,313	1,315	—	—	—
Below investment grade	32,132	1,366	256	—	256
Private label CMOs	99,463	2,908	256	—	256

Agency CMO	21,963	339	—	—	—
Total	$121,426	$3,247	$256	$—	$256

1 Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations

The OTTI was related to one private-label security with credit-related deterioration evidenced by a credit rating downgrade by Dominion Bond Rating Service to C, which is considered to be below investment grade; a twelve-month average loss severity of 51.21%; a twelve-month average constant default rate of 6.75%; and a 60 days or more delinquency rate of 41.17% at March 31, 2011. As of March 31, 2011, management does not intend to sell this security, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

The following table presents the cumulative credit-related losses recognized in earnings.

	Three months ended March 31, 2011				Three months ended March 31, 2010
(in thousands)	CDOs	CMOs	Other Securities1	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,411	$1,355	$1,100	$7,866	$3,966	$1,007	$—	$4,973
Additions
Credit loss for which no previous OTTI recognized	—	—	—	—	67	—	1,100	1,167
Credit loss for which previous OTTI recognized	122	—	—	122	559	92	—	651
Reductions
Increase in cash flows expected to be collected	—	—	—	—	—	—	—	—
Cumulative credit related losses recognized in earnings at end of period	$5,533	$1,355	$1,100	$7,988	$4,592	$1,099	$1,100	$6,791

	Six months ended March 31, 2011				Six months ended March 31, 2010
	CDOs	CMOs	Other Securities1	Total	CDOs	CMOs	Other Securities	Total
Cumulative credit related losses recognized in earnings at beginning of period	$5,133	$1,099	$1,100	$7,332	$3,731	$748	$—	$4,479
Additions
Credit loss for which no previous OTTI recognized	—	—	—	—	80	—	1,100	1,180
Credit loss for which previous OTTI recognized	400	256	—	656	781	351	—	1,132
Reductions
Increase in cash flows expected to be collected	—	—	—	—	—	—	—	—
Cumulative credit related losses recognized in earnings at end of period	$5,533	$1,355	$1,100	$7,988	$4,592	$1,099	$1,100	$6,791

1 An impaired other security for which a $1.1 million OTTI charge was taken in a prior year was sold in the quarter ended March 31, 2011. A gain of $1.4 million was recognized in earnings during that quarter.

NOTE 3. Loans, Impaired Loans, and Allowance for Loan Losses

The following table presents the loan portfolio by major category.

LOANS (in thousands)	March 31, 2011	September 30, 2010
Residential loans
Residential 1-4 family	$916,146	$836,644
Residential construction	20,311	14,436
Residential land	48,955	56,344
Total residential loans	985,412	907,424

Commercial loans
Commercial business	91,005	92,650
Commercial real estate	570,300	598,547
Commercial construction	22,269	28,449
Commercial land	119,326	143,366
Total commercial loans	802,900	863,012

Consumer loans
Home equity	387,957	397,632
Manufactured housing	270,694	269,857
Marine	59,428	65,901
Other consumer	53,454	60,522
Total consumer loans	771,533	793,912
Total loans	2,559,845	2,564,348
Less: Allowance for loan losses	85,138	86,871
Net loans	$2,474,707	$2,477,477

Loans held for sale	$19,467	$28,400

The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans
	As of March 31, 2011
(in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days and Greater, Accruing
Residential loans
Residential 1-4 family	$2,368	$682	$23,663	$26,713	$889,433	$916,146	$—
Residential construction	—	—	—	—	20,311	20,311	—
Residential land	1,115	283	3,604	5,002	43,953	48,955	—
Total residential loans	3,483	965	27,267	31,715	953,697	985,412	—

Commercial loans
Commercial business	1,320	298	9,151	10,769	80,236	91,005	—
Commercial real estate	6,902	2,420	60,256	69,578	500,722	570,300	—
Commercial construction	—	—	4,074	4,074	18,195	22,269	—
Commercial land	3,902	318	40,740	44,960	74,366	119,326	—
Total commercial loans	12,124	3,036	114,221	129,381	673,519	802,900	—

Consumer loans
Home equity	2,449	1,101	9,379	12,929	375,028	387,957	—
Manufactured housing	2,044	447	3,517	6,008	264,686	270,694	—
Marine	201	95	42	338	59,090	59,428	—
Other consumer	412	180	290	882	52,572	53,454	109
Total consumer loans	5,106	1,823	13,228	20,157	751,376	771,533	109
Total loans	$20,713	$5,824	$154,716	$181,253	$2,378,592	$2,559,845	$109

Total loans excluding covered loans	$18,191	$5,189	$139,243	$162,623	$2,223,549	$2,386,172	$109

On April 10, 2009, First Federal entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and liabilities of Cape Fear Bank and the table above includes these “covered loans.” The following table summarizes nonperforming assets.

NONPERFORMING ASSETS (in thousands)	March 31, 2011	September 30, 2010
Nonaccrual loans	$154,607	$140,231
Loans 90+ days, still accruing	109	175
Restructured loans, still accruing	1,550	750
Total nonperforming loans	156,266	141,156
Other repossessed assets acquired	25,986	11,950
Total nonperfoming assets	$182,252	$153,106

 Covered loans that were performing at the time of acquisition and have subsequently become nonperforming and placed on nonaccrual or have migrated to other repossessed assets acquired are included in the table above. Covered nonperforming loans totaled $16.2 million at March 31, 2011, compared with $9.8 million at September 30, 2010. Covered other repossessed assets acquired totaled $6.1 million at March 31, 2011, compared with $4.9 million at September 30, 2010. Covered loans which were considered nonperforming at acquisition, and accounted for as specified by ASC 310-30, are not included in the table above as these loans are recorded at fair value.

Impaired Loans

Certain of the nonperforming loans are considered to be impaired. In accordance with ASC 310-10-35, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the contractual terms of the loan may not be collected. Criticized and classified commercial loans (as defined in the “Criticized Loans, Classified Loans and Other Risk Characteristics” section below) greater than $500,000 are reviewed for potential impairment as part of a monthly problem loan review process. In addition, homogeneous loans which have been modified are reviewed for potential impairment. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are evaluated collectively for potential loss.

In assessing the impairment of a loan and the related reserve required for that loan, various methodologies are employed. Impairment measurement on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate. With respect to most real estate loans, and specifically if the loan is considered to be collected through a probable foreclosure, an approach that estimates the fair value of the underlying collateral is used. The collateral is appraised to reflect estimated realizable value, with the market value being adjusted for estimated selling costs. First Federal’s policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances. Significant downward trends in the real estate market can adversely affect First Federal’s collateral position. For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral, re-appraisal would occur earlier than the stated policy if management believes the market conditions have changed such that the existing appraisal may no longer reflect the current market value of the property. At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan is re-appraised to update the value. In addition to updated appraisals, market bids or current offers may be utilized to indicate current value.

First Federal maintains a valuation reserve for impaired loans as part of the allowance for loan losses. Cash collected on impaired nonaccrual loans is generally applied to outstanding principal. A summary of impaired loans, related valuation reserves, and their effect on interest income is as follows:

Impaired Loans and Troubled Debt Restructuring
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Specific Allowance	Interest Income Recognized for the Quarter	Interest Income Recognized Year to Date	Year to Date Average Balance
March 31, 2011
Residential loans
Residential 1-4 family	$10,936	$8,940	$1,445	$229	$10	$20	$5,573
Residential land	1,171	680	—	—	—	—	1,504
Total residential loans	12,107	9,620	1,445	229	10	20	7,077

Commercial loans
Commercial business	5,724	1,899	2,831	883	—	—	3,879
Commercial real estate	57,899	25,519	19,609	3,891	13	13	40,108
Commercial construction	5,193	1,445	2,058	423	—	—	3,358
Commercial land	62,160	21,559	14,618	6,291	—	—	37,503
Total commercial loans	130,976	50,422	39,116	11,488	13	13	84,849

Consumer loans
Home equity	2,868	531	2,264	833	—	—	1,156
Marine	—	—	—	—	—	—	5
Total consumer loans	2,868	531	2,264	833	—	—	1,161
Total impaired loans	$145,951	$60,573	$42,825	$12,550	$23	$33	$93,086

September 30, 2010
Residential loans
Residential 1-4 family	$3,483	$2,489	$691	$178	$—	$—
Residential land	3,868	1,635	549	77	—	—
Total residential loans	7,351	4,124	1,240	255	—	—

Commercial loans
Commercial business	3,583	1,578	1,106	877	—	—
Commercial real estate	44,794	19,154	14,712	2,925	—	—
Commercial construction	6,588	4,148	780	343	—	—
Commercial land	63,106	17,412	22,284	8,674	—	—
Total commercial loans	118,071	42,292	38,882	12,819	—	—

Consumer loans
Home equity	338	338	—	—	—	—
Marine	15	—	15	3	—	—
Total consumer loans	353	338	15	3	—	—
Total impaired loans	$125,775	$46,754	$40,137	$13,077	$—	$—	$89,311

Troubled Debt Restructuring

First Federal accounts for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. As of March 31, 2011, First Federal had 36 TDRs with an aggregate balance of $28.1 million classified as impaired and included in the appropriate nonperforming loan category in the tables above. In addition, there were two TDRs that were considered performing in accordance with modified terms.

Criticized Loans, Classified Loans and Other Risk Characteristics

Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Commercial loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness which may not necessarily manifest into future loss. Commercial loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its loans regularly to determine whether they are appropriately rated in accordance with applicable regulations and internal policies. Additionally, loan classifications and the amount of applicable valuation allowances related to such loans are subject to review by the Office of Thrift Supervision (“OTS”), which can order changes to classifications and the establishment of additional loan loss allowances if applicable. The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality1	As of March 31, 2011
(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$62,641	$381,817	$9,541	$34,591	$488,590
Special mention	6,148	57,026	1,350	17,744	82,268
Substandard	17,003	114,980	10,185	58,760	200,928
Doubtful	2,334	2,212	—	836	5,382
Total	88,126	556,035	21,076	111,931	777,168
Covered ASC 310-30 loans	2,879	14,265	1,193	7,395	25,732
Total	$91,005	$570,300	$22,269	$119,326	$802,900

1 Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status, and if a loan was modified from its original contractual terms. Similar to commercial loans classified as substandard or doubtful, nonperforming residential and consumer loans are considered to be classified loans. The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality1	As of March 31, 2011
(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$891,751	$20,311	$45,351	$957,413
Nonperforming	24,395	—	3,604	27,999
Total	$916,146	$20,311	$48,955	$985,412

1 Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality1	As of March 31, 2011
(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$378,578	$267,177	$59,386	$53,164	$758,305
Nonperforming	9,379	3,517	42	290	13,228
Total	$387,957	$270,694	$59,428	$53,454	$771,533

1 Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

A summary of changes in the allowance for loan losses follows.

Allowance for Loan Losses and Recorded Investment in Loans
	As of and for the three months ended March 31, 2011
(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total
Allowance for Loan Losses:
Balance, beginning of period	$9,955	$8,558	$25,159	$1,723	$20,940	$22,014	$88,349

Provision for loan losses	1,472	1,331	2,312	258	937	6,365	12,675

Loan charge-offs	1,701	1,903	2,336	—	5,282	5,757	16,979
Recoveries	105	74	142	3	457	312	1,093
Net charge-offs	1,596	1,829	2,194	(3)	4,825	5,445	15,886

Balance, end of period	$9,831	$8,060	$25,277	$1,984	$17,052	$22,934	$85,138

	As of and for the six months ended March 31, 2011
(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses:
Balance, beginning of period	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Provision for loan losses	2,044	2,984	5,111	675	2,208	10,136	23,158

Loan charge-offs	3,310	2,272	2,607	317	7,409	10,815	26,730
Recoveries	367	179	175	6	458	654	1,839
Net charge-offs	2,943	2,093	2,432	311	6,951	10,161	24,891

Balance, end of period	$9,831	$8,060	$25,277	$1,984	$17,052	$22,934	$85,138

Loans as of March 31, 2011
Individually evaluated for impairment	$11,065	$4,730	$45,128	$3,503	$36,177	$2,795	$103,398
Collectively evaluated for impairment	973,684	83,397	510,906	17,573	75,754	768,030	2,429,344
Loans acquired with deteriorated credit quality	663	2,879	14,265	1,193	7,395	708	27,103
Total loans	$985,412	$91,006	$570,299	$22,269	$119,326	$771,533	$2,559,845

NOTE 4. FDIC Indemnification Asset

The following table presents the change in the FDIC indemnification asset during the current fiscal year.

As of and for the six months ended March 31, 2011
	Amount		Net
(in thousands)	Receivable	Discount	Receivable
Balance, beginning of period	$70,079	$(2,496)	$67,583
Payments from FDIC for losses on covered assets	7,756	—	7,756
Valuation adjustment on acquired real estate owned	66	—	66
Discount accretion	—	1,242	1,242
Balance, end of period	$62,389	$(1,254)	$61,135

As of September 30, 2010, First Federal exceeded the $32.4 million first loss tranche under the loss-share agreement with the FDIC. During the three-months ended March 31, 2011, First Federal received payments totaling $8.4 million from the FDIC, of which $7.8 million was credited to the FDIC indemnification asset and $622 thousand was credited to other real estate owned expense and other loan expense on the Consolidated Statements of Operations. These payments satisfied all claims through December 31, 2010. Based on the March 31, 2011 reporting period, First Federal filed a $3.2 million claim with the FDIC under the terms of the loss-share agreement and payment is expected.

NOTE 5. Shareholders’ Equity, Accumulated Other Comprehensive Income, and Earnings Per Share

The components of accumulated other comprehensive income, net of tax, are presented below.

	Six Months Ended
	March 31,
(in thousands)	2011	2010
Balance, beginning of period	$4,850	$3,933
Unrealized losses on securities available for sale	(7,899)	(838)
Less: Reclassification of other than temporary loss included in income for the period	656	2,312
Tax benefit (expense)	2,818	(588)
Total comprehensive (loss) income	(4,425)	886

Balance, end of period	$425	$4,819

Earnings (loss) per common share is computed based on net income (loss) available to common shareholders as presented in the accompanying Consolidated Statements of Operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)	2011	2010	2011	2010
Net (loss) income	$(430)	$(19,056)	$737	$(23,589)
Preferred stock dividends	812	813	1,625	1,626
Accretion on preferred stock discount	147	138	291	274
Net loss available to common shareholders	$(1,389)	$(20,007)	$(1,179)	$(25,489)

Weighted average basic shares	16,527	16,526	16,527	16,495
Effect of dilutive stock options	—	—	—	—
Weighted average dilutive shares	16,527	16,526	16,527	16,495

Net loss per common share:
Basic	$(0.08)	$(1.21)	$(0.07)	$(1.54)
Diluted	(0.08)	(1.21)	(0.07)	(1.54)

As of March 31, 2011 and 2010 there were 768,743 and 1,056,691 potential additional shares issued through the exercise of stock options or warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

NOTE 6. Fair Value of Financial Instruments

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

The following table presents the carrying value and fair value of the financial instruments.

	As of March 31, 2011		As of September 30, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments:
Assets
Cash and cash equivalents	$68,287	$68,287	$60,548	$60,548
Securities available for sale	383,229	383,229	407,976	407,976
Securities held to maturity	21,962	23,207	22,529	24,878
Nonmarketable securites - FHLB stock	41,273	41,273	42,867	42,867
Net loans	2,474,707	2,515,812	2,477,477	2,550,329
Loans held for sale	19,467	19,467	28,400	28,400
FDIC indemnification asset, net	61,135	61,135	67,583	67,583
Residential mortgage servicing rights1	13,168	13,168	10,200	10,200
Accrued interest receivable1	9,682	9,682	9,765	9,765
Derivative financial instruments1	213	213	2,205	2,205

Liabilities
Deposits	2,344,780	2,352,984	2,415,063	2,436,024
Advances from FHLB	561,506	585,728	508,235	546,056
Other short-term borrowings	812	633	812	660
Long-term debt	46,392	41,850	46,392	40,050
Accrued interest payable2	9,030	9,030	11,358	11,358

1 Included as part of Other Assets in the Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010.
2 Included as part of Other Liabilities in the Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010.

The carrying amount approximates fair value for cash and cash equivalents, accrued interest receivable and accrued interest payable. The methods and assumptions used to estimate the fair value for the other financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value since September 30, 2010.

Securities available for sale

The fair value of available for sale securities that are classified as Level 3 include certain private-label mortgage-backed securities and trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. First Financial’s fair value models incorporate market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security and apply appropriate discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. To determine the pricing valuation for private-label CMOs, First Financial obtains fair values for similar agency products from third party pricing brokers and determines an economic spread between agency and non-agency products. A pricing model is utilized to estimate each security’s cash flows and adjusted price based on coupon, constant prepayment rate, and required yields or spreads. If a private label security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

Securities held to maturity

The fair value of securities classified as held to maturity is based on quoted prices for similar assets.

Nonmarketable securities – FHLB stock

The carrying amount of FHLB stock is used to approximate the fair value as this security is not readily marketable, recorded at cost (par value), and evaluated for impairment based on the ultimate recoverability of the par value.  First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value.  First Financial believes its investment in FHLB stock is ultimately recoverable at par.

Net loans

The fair value of net loans is estimated based on discounted cash flows.  The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds.  The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market.  Impaired loans are measured based on the fair value of the underlyinig collateral or discounted cash flow analyses, where applicable.

Loans held for sale

The fair value of loans held for sale, which are comprised of residential mortgage loans originated for sale in the secondary market, is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring Level 2.

FDIC indemnification asset, net

The fair value is determined by the projected cash flows from the FDIC loss-share agreement based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss-share agreement.  Cash flows are discounted to reflect the timing and receipt of the loss-sharing reimbursements from the FDIC.

Residential mortgage servicing rights

The estimated fair value of residential mortgage servicing rights (“MSRs”) are obtained through an independent third party analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and as such, are classified as Level 3.

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

Fair Values of Level 3 Assets and Liabilities

For the three and six months ended March 31, 2011, assets classified as Level 3 had $122 thousand and $656 thousand in impairment losses on certain securities that were considered OTTI, respectively.  Some of the securities are currently paying interest but are not projected to completely repay principal.  The anticipated loss of principal is based on cash flow projections which were modeled using a third party program.  At March 31, 2011, management reviewed the loss severity and duration of the Level 3 securities and determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At March 31, 2011, First Financial had $304.3 million, or 9.2% of total assets, valued at fair value that is considered Level 3 valuations on a recurring basis using unobservable inputs.

The following table presents the financial instruments measured at fair value on a recurring basis, on the Consolidated Balance Sheets utilizing the hierarchy discussed on the previous pages.

	As of March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of the U.S. government agencies and corporations	$—	$1,897	$—	$1,897
State and municipal obligations	—	457	—	457
Collateralized debt obligations	—	—	3,494	3,494
Mortgage-backed securities	—	62,007	10,064	72,071
Collateralized mortgage obligations	—	25,193	275,070	300,263
Other securities	1,000	1,575	2,472	5,047
Securities available for sale	1,000	91,129	291,100	383,229
Residential mortgage servicing rights	—	—	13,168	13,168
Derivative financial instruments	213	—	—	213
Total assets at fair value	$1,213	$91,129	$304,268	$396,610

Changes in Fair Value Measurement Levels

The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.  The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.  There were no transfers in or out of the Level 3 category for the three and six months ended March 31, 2011.

Level 3 Fair Value	Three Months Ended March 31, 2011		Six Months Ended March 31, 2011
		Residential		Residential
	Securities	Mortgage	Securities	Mortgage
	Available For	Servicing	Available For	Servicing
(in thousands)	Sale	Rights	Sale	Rights
Balance, beginning of period	$298,289	$12,527	$326,668	$10,200
Total net (losses) gains for the year included in:
Income	(122)	(398)	(656)	519
Other comprehensive income, gross	(2,751)	—	(5,922)	—
Purchases	7,049	—	7,049	—
Sales 1	—	—	—	—
Servicing rights	—	1,039	—	2,449
Paydowns	(11,365)	—	(36,039)	—
Balance, end of period	$291,100	$13,168	$291,100	$13,168

1
Level 3 impaired security with a carrying value of less that $100 thousand was sold during the three months ended March 31, 2011.   A gain in the amount of $1.4 million was recognized in earnings for the period ending March 31, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

		Quoted Prices in	Significant Other	Significant
	As of	Active Markets for	Observable	Unobservable	Year
	March 31,	Identical Assets	Inputs	Inputs	to Date
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)	Losses
Loans held for sale	$19,467	$—	$19,467	$—	$—
Impaired loans, net of specific allowance	90,848	—	—	90,848	(9,172)
Other repossessed assets acquired	25,986	—	—	25,986	(3,995)
Total nonrecurring basis measured assets	$136,301	$—	$19,467	$116,834	$(13,167)

Loans held for sale are recorded at the lower of aggregate cost or fair value.  Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2 in the fair value hierarchy.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans and are classified at Level 3 in the fair value hierarchy.  Specific reserves for impaired loans were $12.6 million at March 31, 2011.

Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses.  Fair value is generally based on appraisals of the real estate or market prices for similar non-real estate property and is considered to be Level 3 in the fair value hierarchy.

NOTE 7.  Income Tax

The income tax benefit for the three months ended March 31, 2011 was $(321) thousand, compared with $(12.3) million for the same period of the prior fiscal year.  The effective tax rate for the three months ended March 31, 2011 was 42.74%, compared with 39.22% for the same period of fiscal 2010.  The increase in the effective tax rate was primarily the result of lower taxable income due to benefits received from tax credits and tax exempt income.  The tax credits and tax exempt income have a more significant impact on the rate for the current quarter as the income amounts are lower, even though the actual amounts of the credits and exempt income have not changed significantly from the prior fiscal year.

The income tax provision for the six months ended March 31, 2011 was $335 thousand, compared with a benefit of $(15.7) million for the same period of fiscal 2010.  The effective tax rate for the six months ended March 31, 2011 was 31.25%, compared with 39.90% for the same period of fiscal 2010.  The decrease in the effective tax rate was primarily the result of recording net income in the first six months of fiscal 2011, as opposed to a net loss and related benefit for the six months ended March 31, 2010.  As discussed above, tax credits and tax exempt income increase the effective tax rate when in a net loss position and reduces the effective tax rate when in a net income position.  There were no significant changes to tax-exempt income or temporary tax differences from the prior fiscal year.

NOTE 8.  Share-Based Payment Arrangements

First Financial has two share-based compensation plans authorizing the granting of qualified and nonqualified stock options, restricted stock awards, and stock appreciation rights to employees and non-employee directors as well as performance awards to non-employee directors.  As of March 31, 2011, aggregate shares available for future issuance under the current shareholder approved plans may not exceed 1,289,276.  This total includes 338,455 shares still outstanding from previous plans from which no new grants may be issued.  At March 31, 2011, First Financial had 383,254 shares related to option and stock appreciation rights and 225,000 shares related to restricted stock awards available for grant.

Stock options currently granted under the plans generally expire five years from the date of grant.  Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.  Forfeited and expired options become available for future grants.

Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards.  For the three and six months ended March 31, 2011, First Financial recorded a net share-based compensation expense of $124 thousand and $303 thousand, respectively, as compared with an expense of $12 thousand and $103 thousand for the same periods of the prior fiscal year.  First Financial recognized an income tax benefit of approximately $100 thousand for the six months ended March 31, 2011.  For all other periods presented the tax benefit was less than $100 thousand.

A summary of stock option activity is presented below.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(000)
Outstanding at September 30, 2010	720,851	$24.63
Granted	—	—
Exercised	—	—
Forfeited or expired	(39,829)	25.94
Outstanding at March 31, 2011	681,022	24.55	2.4	$28

Exercisable at March 31, 2011	527,047	$26.83	2.1	$4

As of March 31, 2011, there was $600 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

NOTE 9.  Commitments and Contingencies

Loan commitments

Outstanding commitments on loans not yet closed, including commitments issued to correspondent lenders, totaled $25.1 million at March 31, 2011.  These were principally commitments for loans on single-family residential and commercial property.  Outstanding undisbursed closed construction loans, primarily consisting of permanent residential construction, and commercial property construction, totaled $32.7 million at March 31, 2011.  In addition, at that date First Financial had undisbursed closed loans of $17.2 million.

Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter.  Commitments generally have fixed expiration dates or other termination clauses.  The majority of the commitments will be funded within a 12 month period.  First Federal evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential or income producing commercial properties.  Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit were $363.5 million at March 31, 2011.

Standby letters of credit

Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party.  The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  First Federal can seek recovery of the amounts paid from the borrower.  In addition, some of these standby letters of credit are collateralized.  Commitments under standby letters of credit are usually for one year or less.  As of March 31, 2011, there is no current liability associated with these standby letters of credit.  The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2011, was $1.0 million.

Derivative instruments

First Financial uses derivatives as part of its interest rate management activities.  First Financial does not elect hedge accounting treatment for any of its derivative transactions; consequently, all changes in the fair value of derivative instruments are recorded as noninterest income in the Consolidated Statements of Operations.

As part of the risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield.  First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS.  The commitments to originate fixed rate conforming loans totaled $36.5 million at March 31, 2011. It is anticipated that 79.7% of these loans will close, totaling $29.0 million.  The fair value of this $29.0 million represents an asset, which totaled $59 thousand at March 31, 2011.  The off-balance sheet obligations under the above derivative instruments totaled $60.6 million at March 31, 2011.  The fair value of this $60.6 million represented an asset, which totaled $17 thousand as of March 31, 2011.

First Financial utilizes derivative instruments, such as futures contracts and exchange-traded option contracts to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded net in noninterest income in loan servicing operations, and are offset by the changes in the fair value of the MSRs.  During the six months ended March 31, 2011, gross MSRs values increased $519 thousand due to positive interest rate movements, while hedge losses totaled $1.7 million.  The notional value of off-balance sheet positions as of March 31, 2011 totaled $61.0 million with a fair value of a liability of $191 thousand.

NOTE 10.  Business Segments

First Financial has two principal operating segments, banking and insurance, which are evaluated regularly by management and First Financial’s Board of Directors in deciding how to allocate resources and assess performance.  Selected financial information is presented below.  There are no significant intersegment revenues.

	Three months ended March 31, 2011				Three months ended March 31, 2010
(in thousands)	Banking	Insurance	Other	Total	Banking	Insurance	Other	Total
Interest income	$40,182	$12	$(3)	$40,191	$45,403	$18	$(5)	$45,416
Interest expense	10,151	—	746	10,897	13,340	4	576	13,920
Net interest income	30,031	12	(749)	29,294	32,063	14	(581)	31,496
Provision for loan losses	12,675	—	—	12,675	45,915	—	—	45,915
Net interest income (loss)after provision for loan losses	17,356	12	(749)	16,619	(13,852)	14	(581)	(14,419)
Noninterest income	10,667	6,986	542	18,195	8,448	7,510	405	16,363
Noninterest expense	28,435	5,522	1,608	35,565	26,162	5,416	1,718	33,296
(Loss) income before income taxes	(412)	1,476	(1,815)	(751)	(31,566)	2,108	(1,894)	(31,352)
Income tax (benefit) expense	(247)	573	(647)	(321)	(12,394)	817	(719)	(12,296)
Net (loss) income	$(165)	$903	$(1,168)	$(430)	$(19,172)	$1,291	$(1,175)	$(19,056)

	Six months ended March 31, 2011				Six months ended March 31, 2010
	Banking	Insurance	Other	Total	Banking	Insurance	Other	Total
Interest income	$82,250	$32	$(7)	$82,275	$93,487	$37	$(8)	$93,516
Interest expense	21,233	—	1,488	22,721	27,625	134	1,374	29,133
Net interest income	61,017	32	(1,495)	59,554	65,862	(97)	(1,382)	64,383
Provision for loan losses	23,158	—	—	23,158	71,242	—	—	71,242
Net interest income (loss) after provision for loan losses	37,859	32	(1,495)	36,396	(5,380)	(97)	(1,382)	(6,859)
Noninterest income	20,822	12,290	921	34,033	19,801	12,936	763	33,500
Noninterest expense	55,353	10,845	3,159	69,357	52,500	10,712	2,678	65,890
Income (loss) before income taxes	3,328	1,477	(3,733)	1,072	(38,079)	2,127	(3,297)	(39,249)
Income tax expense (benefit)	1,087	573	(1,325)	335	(15,291)	822	(1,191)	(15,660)
Net income (loss)	$2,241	$904	$(2,408)	$737	$(22,788)	$1,305	$(2,106)	$(23,589)

Total assets	$3,246,634	$52,299	$3,079	$3,302,012	$3,329,166	$54,306	(2,605)	$3,380,867

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data

	Three months ended
(dollars in thousands, except per share data)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Summary of Operations
Interest income	$40,191	$42,084	$43,124	$44,281	$45,416
Interest expense	10,897	11,824	12,274	13,052	13,920
Net interest income	29,294	30,260	30,850	31,229	31,496
Provision for loan losses	12,675	10,483	17,579	36,373	45,915
Net interest income (loss) after provision for loan losses	16,619	19,777	13,271	(5,144)	(14,419)
Noninterest income	18,195	15,838	19,059	18,705	16,363
Noninterest expense	35,565	33,792	34,717	33,103	33,296
(Loss) income before income tax	(751)	1,823	(2,387)	(19,542)	(31,352)
Income tax (benefit) expense	(321)	656	(1,215)	(7,513)	(12,296)
Net (loss) income	(430)	1,167	(1,172)	(12,029)	(19,056)
Preferred stock dividends	812	813	813	813	813
Accretion on preferred stock	147	144	142	140	138
Net (loss) income available to common shareholders	$(1,389)	$210	$(2,127)	$(12,982)	$(20,007)

Per Common Share Data
Net (loss) income per common share:
Basic	$(0.08)	$0.01	$(0.13)	$(0.79)	$(1.21)
Diluted	(0.08)	0.01	(0.13)	(0.79)	(1.21)
Market price, end of period	11.31	11.51	11.14	11.45	15.06
Book value per common share	14.92	15.15	15.32	15.66	16.34
Tangible book value per common share (non-GAAP)1	12.65	12.86	13.02	13.34	14.02
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, end of period	16,527	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,302,012	$3,301,338	$3,323,015	$3,324,344	$3,380,867
Investment securities	446,464	435,498	473,372	482,270	515,051
Loans	2,559,845	2,583,367	2,564,348	2,590,819	2,612,215
Allowance for loan losses	85,138	88,349	86,871	86,945	82,731
Deposits	2,344,780	2,409,612	2,415,063	2,463,657	2,454,030
Advances from FHLB, other short-term borrowings and long-term debt	608,710	544,310	555,439	525,568	577,697
Shareholders’ equity	311,527	315,322	318,190	323,797	335,001
Balance Sheet Summary, average for the quarter
Assets	$3,310,796	$3,323,825	$3,316,098	$3,358,635	$3,429,172
Investment securities	435,568	453,666	457,363	494,171	531,571
Loans	2,590,383	2,585,589	2,582,361	2,606,284	2,635,253
Allowance for loan losses	88,086	87,605	86,994	84,665	76,938
Deposits	2,397,801	2,424,807	2,450,148	2,466,284	2,334,035
Advances from FHLB, other short-term borrowings and long-term debt	555,630	543,039	519,619	547,729	739,502
Shareholders’ equity	313,663	318,202	321,379	330,829	346,194
Selected Ratios
Return on average assets	(0.02)%	0.04%	(0.14)%	(1.43)%	(2.22)%
Return on average equity	(0.24)	0.37	(1.46)	(14.54)	(22.02)
Net interest margin (FTE)2	3.83	3.83	3.92	3.95	3.95
Efficiency ratio (non-GAAP)1	76.75	72.22	69.04	65.69	66.83
Asset Quality Ratios
Allowance for loan losses as a percent of loans	3.33%	3.42%	3.39%	3.36%	3.17%
Allowance for loan losses as a percent of nonperforming loans	54.48	56.41	61.54	65.75	60.94
Nonperforming loans as a percent of loans	6.10	6.06	5.51	5.10	5.20
Nonperforming assets as a percent of loans and other repossessed assets aquired	7.05	6.77	5.94	5.56	5.63
Nonperforming assets as a percent of total assets	5.52	5.34	4.61	4.35	4.37
Net loans charged-off as a percent of average loans	2.45	1.39	2.73	4.94	5.57
Net loans charged-off (000)	$15,886	$9,005	$17,652	$32,159	$36,718
Capital Ratios
Equity to assets	9.43%	9.55%	9.58%	9.74%	9.91%
Tangible common equity to tangible assets (non-GAAP)1	6.40	6.51	6.55	6.71	6.93
Dividend payout ratio
Leverage capital ratio3	8.58	8.58	8.47	8.46	7.74
Tier 1 risk-based capital ratio3	11.51	11.42	11.27	11.19	9.83
Total risk-based capital ratio3	12.78	12.69	12.55	12.46	11.10

1	See Item 2. Management's Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
2	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
3	Calculated for First Federal

The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution, First Federal Savings and Loan Association of Charleston (“First Federal”) with regard to their financial condition and results of operations for the three and six months ended March 31, 2011.  It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2010 Annual Report on Form 10-K.  In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

All of First Financial’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s website, www.firstfinancialholdings.com.  The information on the website does not constitute a part of this report.  First Financial’s filings are also available through the SEC’s website at www.sec.gov.

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
•
First Financial’s participation in the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”) and other government regulations impose restrictions and obligations that limit its ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

•	If First Financial is unable to redeem its Series A Preferred Stock within five years from the issuance date, the cost of this capital will increase substantially.
•	First Financial is subject to extensive governmental regulation, which could have an adverse impact on its operations.
•
Financial reform legislation recently enacted by the U.S. Congress will, among other things, eliminate the Office of Thrift Supervision (“OTS”), tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws and regulations that are expected to increase First Financial’s costs of operations.

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

Critical Accounting Policies

First Financial’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the financial institutions industry.  Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements.  Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Actual results could differ significantly from these estimates.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, and income taxes.  First Financial believes that these estimates and the related accounting policies are important to the portrayal of its financial condition and results of operations.  Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors.  First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2010 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies” in First Financial’s 2010 Annual Report on Form 10-K.  For additional information regarding updates during fiscal 2011, see Note 1 to the Consolidated Financial Statements in this report.

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

The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) needed to cover noninterest expenses.  In accordance with industry standards, the presentation of net interest margin on a taxable equivalent basis using a 35% effective federal tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

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

The following table presents the calculation of these non-GAAP measures for the past five quarters.

FIRST FINANCIAL HOLDINGS, INC.
Non-GAAP Reconciliation (Unaudited)	For the Quarter Ended
(in thousands, except per share data)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Efficiency Ratio
Net interest income (A)	$29,294	$30,260	$30,850	$31,229	$31,496
Taxable equivalent adjustment (B)	144	157	149	148	148
Noninterest income (C)	18,195	15,838	19,059	18,705	16,363
Net securities gains (losses) (D)	1,297	(534)	(230)	(311)	(1,818)
Noninterest expense (E)	35,565	33,792	34,717	33,103	33,296
Efficiency Ratio: E/(A+B+C-D) (non-GAAP)	76.75%	72.22%	69.04%	65.69%	66.83%

Tangible Assets and Tangible Common Equity
Total assets	$3,302,012	$3,301,338	$3,323,015	$3,324,344	$3,380,867
Goodwill	(28,260)	(28,260)	(28,260)	(28,260)	(28,024)
Other intangible assets, net	(9,278)	(9,515)	(9,754)	(9,997)	(10,228)
Tangible assets (non-GAAP)	$3,264,474	$3,263,563	$3,285,001	$3,286,087	$3,342,615

Total shareholders' equity	$311,527	$315,322	$318,190	$323,797	$335,001
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill	(28,260)	(28,260)	(28,260)	(28,260)	(28,024)
Other intangible assets, net	(9,278)	(9,515)	(9,754)	(9,997)	(10,228)
Tangible common equity (non-GAAP)	$208,989	$212,547	$215,176	$220,540	$231,749

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.40%	6.51%	6.55%	6.71%	6.93%
Tangible common book value per share (non-GAAP)	$12.65	$12.86	$13.02	$13.34	$14.02

Results of Operations

First Financial recorded a net loss of $(430) thousand for the second fiscal quarter or three months ended March 31, 2011, compared with $(19.1) million for the three months ended March 31, 2010.  After the effect of the preferred stock dividend and related accretion, First Financial recorded a net loss available to common shareholders of $(1.4) million for the three months ended March 31, 2011, compared with $(20.0) million for the three months ended March 31, 2010.  Diluted net loss per common share was $(0.08) for the current quarter, compared with $(1.21) for the same quarter last year.

For the six months ended March 31, 2011, First Financial recorded net income of $737 thousand, compared with a net loss of $(23.6) million for the same period of fiscal 2010.  After the effect of the preferred stock dividend and related accretion, the net loss available to common shareholders was $(1.2) million for the six months ended March 31, 2011, compared with $(25.5) million for the same period of fiscal 2010.  Diluted net loss per common share was $(0.07) compared with $(1.54) for the same period of fiscal 2010.

Net Interest Income

The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$10,133	$9	0.36%	$8,932	$12	0.54%
Securities available for sale	372,342	4,350	4.74	462,944	5,829	5.11
Securities held to maturity1	21,953	272	7.69	22,486	279	7.70
Nonmarketable securities - FHLB stock	41,273	152	1.49	46,141	24	0.21
Loans2	2,607,161	34,844	5.42	2,645,741	38,267	5.87
FDIC indemnification asset, net	65,686	564	3.48	64,625	1,005	6.31
Total earning assets	3,118,548	40,191	5.25%	3,250,869	45,416	5.68%

Nonearning assets
Cash and due from banks	56,646			57,089
Allowance for loan losses	(88,086)			(76,938)
Other assets	223,688			198,152
Total assets	$3,310,796			$3,429,172

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$414,333	$367	0.36%	$357,964	$369	0.42%
Savings	173,143	113	0.26	157,377	177	0.46
Money market	316,774	407	0.52	341,220	853	1.01
Time deposits	1,268,407	5,992	1.92	1,261,350	6,436	2.07
Total deposits	2,172,657	6,879	1.28%	2,117,911	7,835	1.50%
Advances from FHLB	509,818	3,221	2.56	574,522	5,183	3.66
Other short-term borrowings and long-term debt	45,812	797	7.06	164,980	902	2.22
Total interest-bearing liabilities	2,728,287	10,897	1.62%	2,857,413	13,920	1.98%

Noninterest-bearing liabilities
Noninterest-bearing deposits	225,144			216,124
Other liabilities	43,702			9,441
Total liabilities	2,997,133			3,082,978
Shareholders’ equity	313,663			346,194
Total liabilities and shareholder's equity	$3,310,796			$3,429,172
Net interest income/interest spread		$29,294	3.64%		$31,496	3.72%
Contribution of noninterest bearing sources of funds3			0.19			0.23
Net interest margin (FTE)4			3.83%			3.95%

1
Interest income used in the average rate calculation includes the tax equivalent adjustment of $144 thousand, and $148 thousand for the three months ended  March 31, 2011 and 2010, respectively, calculated based on a federal tax rate of 35%.

2	Average balances of loans include loans held for sale and nonaccrual loans.
3	Equates to total cost of funds of 1.50% and 1.84% for the three months ended March 31, 2011 and 2010, respectively.
4	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

Average Balances, Net Interest Income, Average Rates	Six Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$12,942	$28	0.43%	$10,134	$22	0.44%
Securities available for sale	380,834	9,066	4.77	472,199	12,454	5.29
Securities held to maturity1	22,206	568	7.85	22,459	624	8.52
Nonmarketable securities - FHLB stock	41,676	162	0.78	46,141	17	0.07
Loans2	2,611,082	71,210	5.47	2,665,562	78,285	5.89
FDIC indemnification asset, net	66,782	1,241	3.73	63,884	2,114	6.64
Total earning assets	3,135,522	82,275	5.28%	3,280,379	93,516	5.74%

Nonearning assets
Cash and due from banks	55,008			57,740
Allowance for loan losses	(87,841)			(74,586)
Other assets	224,032			192,358
Total assets	$3,326,721			$3,455,891

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$406,568	$775	0.38%	$351,737	$736	0.42%
Savings	170,177	224	0.26	155,229	352	0.45
Money market	326,172	920	0.57	339,674	1,686	1.00
Time deposits	1,283,599	12,560	1.96	1,264,456	13,780	2.19
Total deposits	2,186,516	14,479	1.33%	2,111,096	16,554	1.57%
Advances from FHLB	503,453	6,648	2.65	547,631	10,598	3.88
Other short-term borrowings and long-term debt	45,812	1,594	6.98	204,071	1,981	1.95
Total interest-bearing liabilities	2,735,781	22,721	1.67%	2,862,798	29,133	2.04%

Noninterest-bearing liabilities
Noninterest-bearing deposits	227,873			216,222
Other liabilities	46,871			25,742
Total liabilities	3,010,525			3,104,762
Shareholders’ equity	316,196			351,129
Total liabilities and shareholder's equity	$3,326,721			$3,455,891
Net interest income/interest spread		$59,554	3.62%		$64,383	3.70%
Contribution of noninterest bearing sources of funds3			0.21			0.26
Net interest margin (FTE)4			3.83%			3.96%

1
Interest income used in the average rate calculation includes the tax equivalent adjustment of $301 thousand, and $331 thousand for the six months ended  March 31, 2011, and 2010, respectively, calculated based on a federal tax rate of 35%.

2	Average balances of loans include loans held for sale and nonaccrual loans.
3	Equates to total cost of funds of 1.54% and 1.90% for the six months ended March 31, 2011 and 2010, respectively.
4	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

The declines in net interest margin for the three and six month periods were primarily the result of reductions in the yield on assets exceeding the decline in cost of funds.  Increases in nonperforming loan levels reduced the net interest margin in the current fiscal year by approximately 3.5 basis points from the prior fiscal year.  First Financial continues to reprice deposits as market competition will support, and earning assets continue to reprice and be replaced with lower yielding assets due to the current low interest rate environment.

The declines in net interest income for the three and six month periods were primarily the result of a decline in average earning assets due to lower loan demand from creditworthy borrowers and loan charge-offs, as well as using cash flow from investment securities to fund maturing deposits or paydown borrowings rather than being fully reinvested.

The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	For The Three Months Ended March 31,			For The Six Months Ended March 31,
	2011 versus 2010			2011 versus 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Interest-bearing deposits with banks	$1	$(4)	$(3)	$7	$(1)	$6
Securities available for sale	(1,081)	(398)	(1,479)	(2,254)	(1,134)	(3,388)
Securities held to maturity	(7)	—	(7)	(7)	(49)	(56)
Nonmarketable securities - FHLB stock	(3)	131	128	(2)	147	145
Loans	(551)	(2,872)	(3,423)	(1,575)	(5,500)	(7,075)
FDIC indemnification asset, net	16	(457)	(441)	92	(965)	(873)
Total interest income	$(1,625)	$(3,600)	$(5,225)	$(3,739)	$(7,502)	$(11,241)
Interest expense
Deposit accounts
Interest-bearing checking	$53	$(55)	$(2)	$108	$(70)	$38
Savings	16	(80)	(64)	31	(159)	(128)
Money market	(57)	(390)	(447)	(65)	(700)	(765)
Time deposits	36	(479)	(443)	206	(1,426)	(1,220)
Total deposits	48	(1,004)	(956)	280	(2,355)	(2,075)
Advances from FHLB, other short-term borrowings and long-term debt	(753)	(1,314)	(2,067)	(1,561)	(2,776)	(4,337)
Total interest expense	(705)	(2,318)	(3,023)	(1,281)	(5,131)	(6,412)
Net interest income	$(920)	$(1,282)	$(2,202)	$(2,458)	$(2,371)	$(4,829)

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses

After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs.  The provision for loan losses was $12.7 million for the quarter ended March 31, 2011, compared with $45.9 million for the same quarter last fiscal year.  For the six months ended March 31, 2011, the provision for loan losses was $23.2 million, compared with $71.2 million for the same period of fiscal 2010.  The decreases were primarily the result of lower net charge-offs, some stabilization in the level of classified loans during the current fiscal year, and decreases in the loan portfolio.  See “ – Asset Quality” and “ – Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest income
	Three Months ended March 31,		Six Months ended March 31,		Three Month Change		Six Month Change
(dollars in thousands)	2011	2010	2011	2010	$	%	$	%
Service charges and fees on deposit accounts	$6,381	$6,183	$12,659	$12,484	$198	3.2%	$175	1.4%
Insurance	6,979	7,507	12,270	12,936	(528)	(7.0)%	(666)	(5.1)%
Mortgage and other loan income	1,117	2,104	3,753	4,543	(987)	(46.9)%	(790)	(17.4)%
Trust and plan administration	1,112	1,040	2,289	2,310	72	6.9%	(21)	(0.9)%
Brokerage fees	666	550	1,180	1,046	116	21.1%	134	12.8%
Other	643	797	1,119	2,493	(154)	(19.3)%	(1,374)	(55.1)%
Net securities gains	1,419	—	1,419	—	1,419	NA	1,419	NA
Net impairment losses recognized in earnings	(122)	(1,818)	(656)	(2,312)	1,696	(93.3)%	1,656	(71.6)%
Total noninterest income	$18,195	$16,363	$34,033	$33,500	$1,832	11.2%	$533	1.6%

The increase in noninterest income for current three month period as compared with the same period last fiscal year was primarily the result of lower net impairment losses ($1.7 million) and higher net securities gains ($1.4 million), partially offset by lower mortgage and other loan income ($1.0 million) and insurance revenue ($528 thousand).  The lower net impairment losses are due to credit-related other-than-temporary-impairments (“OTTI”) on certain investment securities, which are evaluated and marked as appropriate each quarter.  First Financial recorded a $1.4 million gain on the sale of one security in the current quarter, which had previously been written down.  The decrease in mortgage and other loan income was primarily the result of a reduction in the volume and pricing on the loans sold during the current quarter, combined with reductions in other loan income and late charges.  The decrease in insurance revenue was primarily the result of current economic market conditions and an increase in customer loss claims, which adversely affect contingent performance-based premiums received during the current quarter.

For the six month period, the increase in noninterest income was primarily the result of lower net impairment losses ($1.7 million) and higher net securities gains ($1.4 million), partially offset by lower other income ($1.4 million), mortgage and other loan income ($790 thousand), and insurance revenue ($666 thousand). The variances in net impairment losses, net securities gains, mortgage and other loan income and insurance revenue were the result of the items discussed above.  The decrease in other income was due to a $1.2 million gain on the donation of a branch location recorded during the first fiscal quarter of 2010.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest expense
	Three Months ended March 31,		Six Months ended March 31,		Three Month Change		Six Month Change
(dollars in thousands)	2011	2010	2011	2010	$	%	$	%

Salaries and employee benefits	$21,379	$18,697	$40,666	$36,478	$2,682	14.3%	$4,188	11.5%
Occupancy costs	2,514	2,442	4,884	4,889	72	2.9%	(5)	(0.1)%
Furniture and equipment	2,098	2,052	4,101	4,191	46	2.2%	(90)	(2.1)%
Other real estate owned expenses, net	40	1,915	1,294	3,475	(1,875)	(97.9)%	(2,181)	(62.8)%
FDIC insurance and regulatory fees	1,484	1,345	2,664	2,286	139	10.3%	378	16.5%
Professional services	1,335	859	2,902	1,625	476	55.4%	1,277	78.6%
Advertising and marketing	1,034	821	1,646	1,608	213	25.9%	38	2.4%
Other loan expense	750	403	1,523	820	347	86.1%	703	85.7%
Intangible asset amortization	237	243	476	485	(6)	(2.5)%	(9)	(1.9)%
Other expense	4,694	4,519	9,201	10,033	175	3.9%	(832)	(8.3)%
Total noninterest expense	$35,565	$33,296	$69,357	$65,890	$2,269	6.8%	$3,467	5.3%

The increase in noninterest expense for the current three month period as compared with the same period last fiscal year was primarily the result of higher salaries and employee benefits ($2.7 million), professional services ($476 thousand), and other loan expense ($347 thousand), partially offset by lower other real estate owned (“OREO”) expenses ($1.9 million).  The increase in salaries and employee benefits was primarily related to $1.8 million in compensation agreements entered into during the quarter with the former president of First Federal and a group of senior officers with 20 years or more experience as part of a voluntary transition plan, which are not expected to recur.  The increase is also due to new positions added during 2010 in wealth management, correspondent lending, mortgage originations, operations and administrative areas.  The increase in professional services was primarily the result of the outsourced services related to the loss-share management and implementation of several strategic initiatives.  The increase in other loan expense was primarily the result of higher foreclosure related expenses given the increase in the volume of properties.  The decrease in OREO expenses was primarily the result of several factors including lower writedowns on properties due to some stabilization of real estate values during the current quarter, fewer sales of properties during the current quarter, and a reclassification of $1.3 million for OREO valuation loss claims and recoverable expenses on foreclosed properties from the former Cape Fear Bank that were eligible for reimbursement from the FDIC through the loss-share agreement.

For the six month period, the increase in noninterest expense was primarily the result of higher salaries and employee benefits ($4.2 million), professional services ($1.3 million), and other loan expense ($703 thousand), partially offset by lower OREO expenses ($2.2 million) and other expense ($832 thousand).  The decrease in other expense was primarily the result of a $1.2 million contribution in conjunction with the donation of a branch location recorded during the first fiscal quarter of 2010.  The variances in the other categories were the result of the factors discussed above.

Income Taxes

The income tax benefit for the three months ended March 31, 2011 was $(321) thousand, compared with $(12.3) million for the same period of the prior fiscal year.  The income tax provision for the six months ended March 31, 2011 was $335 thousand, compared with a benefit of $(15.7) million for the same period of fiscal 2010.  The increases were primarily the result of the change in pre-tax income, as there were no significant changes in tax-exempt income or temporary tax differences.  As of March 31, 2011, First Financial had a net deferred tax asset of $7.1 million.  First Financial evaluates its deferred tax position on a quarterly basis and management believes that a valuation allowance was not required as of the balance sheet date.

Line of Business Results

A brief summary of the financial performance for each of the business segments follows.  See Note 10 to the Consolidated Financial Statements for additional information.

Banking

The Banking line of business, which represents First Federal’s activities, recorded net loss of $(165) thousand for the three months ended March 31, 2011, compared with a net loss of $(19.2) million for the same period last fiscal year.  For the six months ended March 31, 2011, the Banking segment recorded net income of $2.2 million, compared with a net loss of $(22.8) million for the same period last fiscal year.  The increases were primarily the result of lower provision for loan losses and higher noninterest income, partially offset by lower net interest income and higher noninterest expense.  The decrease in the provision for loan losses was primarily the result of lower net charge-offs and some stabilization in the level of impaired and classified loans.  The increase in noninterest income was primarily the result of higher net securities gains as well as lower net impairment losses as discussed in the “Noninterest Income” section above.  The decrease in net interest income was primarily the result of a decline in net interest margin and fewer earning assets as discussed in the “Net Interest Income” section above.  The increase in noninterest expense was primarily the result of higher salaries and employee benefits as discussed in the “Noninterest Expense” section above.

Insurance

The Insurance business segment, which represents the activities of First Southeast Insurance Services, Inc. and Kimbrell Insurance Group, Inc., recorded net income of $903 thousand for the three months ended March 31, 2011, compared with $1.3 million for the same period last year.  For the six months ended March 31, 2011, the Insurance line of business recorded net income of $904 thousand, compared with $1.3 million for the same period last fiscal year.  The decreases were primarily the result of lower insurance revenue due to current economic market conditions and an increase in customer loss claims affecting contingency premiums received.

Other

The entities included in the “Other” column of the table in Note 10 to the Consolidated Financial Statements represent the holding company, registered investment advisor and registered broker-dealer, as well as intercompany eliminations.  This segment recorded a net loss of $(1.2) million for the three months ended March 31, 2011, essentially unchanged from the same period last year.  For the six months ended March 31, 2011, the Other line of business recorded a net loss of $(2.4) million, compared with a $(2.1) million for the same period last fiscal year.  The decline was primarily the result of higher noninterest expense due to an increase in salaries and employee benefits related to new positions added during 2010 in administrative areas and an increase in professional services due to using external resources to assist in the implementation of several strategic initiatives.

Financial Condition

Total assets at March 31, 2011 were $3.3 billion, essentially unchanged from September 30, 2010 and a decrease of $78.9 million or 2.3% from March 31, 2010.  While total assets were essentially unchanged from September 30, 2010, increases in cash and cash equivalents and other assets were substantially offset by decreases in the investment securities portfolio, loan portfolios, loans held for sale, and the FDIC indemnification asset.  The decline in total assets from March 31, 2010 was primarily the result of decreases in the investment securities and loan portfolios, partially offset by increases in cash and cash equivalents, loans held for sale and other assets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $68.3 million at March 31, 2011, an increase of $7.7 million or 12.8% over September 30, 2010 and an increase of $6.2 million or 10.0% over March 31, 2010.  The increases were the result of normal fluctuations in transaction accounts and a higher volume of cash items in process on the last business day of the quarter.

Investment Securities

Investment securities at March 31, 2011 were $446.5 million, a decrease of $26.9 million or 5.7% from September 30, 2010 and a decrease of $68.6 million or 13.3% from March 31, 2010.  The declines were primarily the result of prepayment levels on higher yielding securities and the challenge in finding replacement securities with acceptable risk profiles, maturities, and yields during the last twelve months.  As a result, the cash flows from maturities and prepayments were used to fund maturing deposits and paydown advances from the Federal Home Loan Bank (“FHLB”) and other borrowings rather than fully reinvesting these proceeds in other securities.  See Note 2 to the Consolidated Financial Statements for additional information.

Loans

The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Residential loans
Residential 1-4 Family	$916,146	$887,924	$836,644	$810,180	$778,747
Residential construction	20,311	15,639	14,436	12,016	16,926
Residential land	48,955	53,772	56,344	57,977	61,893
Total residential loans	985,412	957,335	907,424	880,173	857,566

Commercial loans
Commercial business	91,005	91,129	92,650	111,826	115,417
Commercial real estate	570,300	590,816	598,547	593,894	593,128
Commercial construction	22,269	23,895	28,449	40,102	60,561
Commercial land	119,326	133,899	143,366	164,671	188,838
Total commercial loans	802,900	839,739	863,012	910,493	957,944

Consumer loans
Home equity	387,957	396,010	397,632	404,140	406,872
Manufactured housing	270,694	269,555	269,857	264,815	256,193
Marine	59,428	62,830	65,901	68,393	70,506
Other consumer	53,454	57,898	60,522	62,805	63,134
Total consumer loans	771,533	786,293	793,912	800,153	796,705
Total loans	2,559,845	2,583,367	2,564,348	2,590,819	2,612,215
Less: Allowance for loan losses	85,138	88,349	86,871	86,945	82,731
Net loans	$2,474,707	$2,495,018	$2,477,477	$2,503,874	$2,529,484

Total loans at March 31, 2011 were down slightly from September 30, 2010 and declined $52.4 million or 2.0% from March 31, 2010.  Residential 1-4 family loans increased as the result of retaining 15-year fixed-rate originations during the last twelve months in the loan portfolio as opposed to selling all in the secondary market.  As of March 31, 2011, First Federal is selling its new 15-year fixed-rate originations into the secondary market.  In general, First Federal retains its adjustable rate and jumbo residential mortgage originations.  Residential construction loans increased due to advances on existing projects.  These increases in outstandings were offset by declines in most other loan categories.  The declines in total loans from both prior periods were primarily the result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to OREO, as well as paydowns due to normal borrower activity.

Included in the table above are loans covered under the loss share agreement with the FDIC (“covered loans”).  The following table includes the outstanding balance for the covered loans at March 31, 2011.  The table also includes the amount of delinquent loans and nonperforming loans by category, as well as total other repossessed assets acquired and total criticized and classified covered loans.

Loans Covered Under Loss Share Agreement
	As of March 31, 2011
(dollars in thousands)	Loan	Delinquent Loans	Nonperforming Loans
Residential loans
Residential 1-4 family1	$3,017	$—	$942
Residential land	9,483	284	595
Total residential loans	12,500	284	1,537

Commercial loans
Commercial business	14,698	273	3,282
Commercial real estate	94,712	1,704	8,483
Commercial construction	1,792	—	—
Commercial land	20,344	571	2,264
Total commercial loans	131,546	2,548	14,029

Consumer loans
Home equity	27,621	298	550
Other consumer	2,006	27	89
Total consumer loans	29,627	325	639
Total loans	$173,673	$3,157	$16,205
Other repossessed assets acquired	$6,101
Criticized loans2	14,579
Classified loans2	30,841

1 Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $732 thousand.
2 Criticized and classified loans include loans that meet the definition of delinquent or nonperforming as disclosed above.

Asset Quality

National credit conditions have contributed to the historical high credit costs as compared with lower credit cost levels in past years.  The markets in which First Financial operates are not immune to these conditions, which have been a factor in higher levels of delinquent loans, nonperforming assets, and charge-offs.  The increase in these trends has contributed to the higher level of allowance for loan losses, which was 3.33% of total loans as of March 31, 2011, compared with 3.39% at September 30, 2010 and 3.17% as of March 31, 2010.  While First Financial is beginning to experience some stabilization in its credit metrics, the continued elevated loan losses generally reflect the operating difficulties of individual borrowers resulting from weakness in the local economy, deterioration in the collateral values in the coastal areas of our markets, and declines in individual borrower and guarantor financial positions.

Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses.  An element of our credit risk management process is regular loan reviews to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets and risk characteristics.  While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment.  Asset types with these characteristics may be reviewed as a total homogenous portfolio on the basis of risk indicators such as delinquency (as with consumer and residential real estate loans) or credit rating.  In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk.

The loan reviews cover problem loans including all commercial loans greater than $200,000 and more than 30 days past due, and all criticized and classified loans over $500,000.  Action plans to address the credit weaknesses are presented and approved plans are monitored.  Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term.  In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating.  First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if circumstances warrant.

Delinquent Loans

The following table presents delinquent loans by portfolio for the last five quarters.  The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30.

DELINQUENT LOANS	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
(30-89 days past due) (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 Family	$3,050	0.33%	$6,712	0.76%	$3,486	0.42%	$5,244	0.65%	$8,214	1.05%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	1,398	2.86	432	0.80	302	0.54	799	1.38	791	1.28
Total residential loans	4,448	0.45	7,144	0.75	3,788	0.42	6,043	0.69	9,005	1.05

Commercial loans
Commercial business	1,618	1.78	3,476	3.81	2,140	2.31	2,355	2.11	4,315	3.74
Commercial real estate	9,322	1.63	10,600	1.79	8,920	1.49	7,441	1.25	13,381	2.26
Commercial construction	—	—	635	2.66	1,981	6.96	—	—	1,602	2.65
Commercial land	4,220	3.54	5,348	3.99	3,428	2.39	1,192	0.72	2,314	1.23
Total commercial loans	15,160	1.89	20,059	2.39	16,469	1.91	10,988	1.21	21,612	2.26

Consumer loans
Home equity	3,550	0.92	4,355	1.10	4,625	1.16	4,661	1.15	4,477	1.10
Manufactured housing	2,491	0.92	4,043	1.50	3,207	1.19	2,992	1.13	3,806	1.49
Marine	296	0.50	707	1.13	462	0.70	425	0.62	981	1.39
Other consumer	592	1.11	905	1.56	1,765	2.92	527	0.84	594	0.94
Total consumer loans	6,929	0.90	10,010	1.27	10,059	1.27	8,605	1.08	9,858	1.24
Total delinquent loans	$26,537	1.04%	$37,213	1.44%	$30,316	1.18%	$25,636	0.99%	$40,475	1.55%

Total delinquent loans at March 31, 2011 decreased $10.7 million or 28.7% from the prior quarter.  Total delinquent loans decreased as a result of $17.6 million that paid current, $12.1 million that migrated to nonperforming status, and $1.8 million that were charged-off during the quarter, partially offset by new delinquent loans at March 31, 2011.  Some of the decrease in the delinquent consumer loan categories was related to seasonal fluctuations due to customers’ receipt of tax refunds which generally occur during the first calendar quarter.

Total delinquent loans at March 31, 2011 also included $3.2 million in loans covered under the loss-share agreement with the FDIC, as compared with $4.2 million at December 31, 2010.

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

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
NONPERFORMING ASSETS (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 Family	$23,663	2.58%	$20,371	2.29%	$17,350	2.07%	$17,898	2.21%	$13,763	1.77%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	3,604	7.36	4,997	9.29	4,872	8.65	5,527	9.53	5,922	9.57
Total residential loans	27,267	2.77	25,368	2.65	22,222	2.45	23,425	2.66	19,685	2.30

Commercial loans
Commercial business	9,151	10.06	9,769	10.72	6,951	7.50	6,789	6.07	7,563	6.55
Commercial real estate	60,256	10.57	57,724	9.77	48,973	8.18	35,560	5.99	34,583	5.83
Commercial construction	4,074	18.29	4,484	18.77	5,704	20.05	5,738	14.31	7,127	11.77
Commercial land	40,740	34.14	43,824	32.73	46,109	32.16	50,269	30.53	55,719	29.51
Total commercial loans	114,221	14.23	115,801	13.79	107,737	12.48	98,356	10.80	104,992	10.96

Consumer loans
Home equity	9,379	2.42	9,450	2.39	6,969	1.75	6,937	1.72	7,773	1.91
Manufactured housing	3,517	1.30	3,609	1.34	2,909	1.08	3,189	1.20	2,899	1.13
Marine	42	0.07	67	0.11	188	0.29	135	0.20	166	0.24
Other consumer	181	0.34	555	0.96	206	0.34	16	0.03	143	0.23
Total consumer loans	13,119	1.70	13,681	1.74	10,272	1.29	10,277	1.28	10,981	1.38
Total nonaccrual loans	154,607	6.04	154,850	5.99	140,231	5.47	132,058	5.10	135,658	5.19
Loans 90+ days, still accruing	109		204		175		170		104
Restructured Loans, still accruing	1,550		1,578		750		—		—
Total nonperforming loans	156,266	6.10%	156,632	6.06%	141,156	5.51%	132,228	5.10%	135,762	5.20%
Other repossessed assets acquired	25,986		19,660		11,950		12,543		11,957
Total nonperfoming assets	$182,252		$176,292		$153,106		$144,771		$147,719

Total nonperforming loans at March 31, 2011 were essentially unchanged from December 31, 2010 as decreases in loans which were nonperforming at December 31, 2010 were substantially offset by new nonperforming loans at March 31, 2011.  Nonperforming inflows included $15.8 million in loans that were determined to be impaired and moved to nonperforming status prior to becoming 90 days past due and several large loans migrating from delinquent status.  These loans were primarily in the commercial real estate, commercial land, and residential 1-4 family loan categories.  Nonperforming outflows included $13.9 million of charged-off loans, $9.0 million transferred to OREO and several loan payoffs.  Other repossessed assets increased by $6.3 million as new foreclosed properties exceeded sales during the period.  The first calendar quarter is generally slower for residential real estate sales than later in the year.

The nonperforming loans at March 31, 2011 included $16.2 million in loans covered under the loss-share agreement with the FDIC, as compared with $13.7 million at December 31, 2010.  Other repossessed assets acquired at March 31, 2011 included $6.1 million in covered assets, compared with $6.6 million at December 31, 2010.

The following table presents net charge-offs by loan category.

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
NET CHARGE-OFFS (in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*
Residential loans
Residential 1-4 Family	$976	0.43%	$612	0.28%	$2,311	1.12%	$1,673	0.84%	$2,715	1.40%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	620	4.83	735	5.34	1,297	9.08	975	6.51	1,127	7.07
Total residential loans	1,596	0.65	1,347	0.58	3,608	1.61	2,648	1.22	3,842	1.80

Commercial loans
Commercial business	1,829	8.00	264	1.15	1,789	7.00	3,868	13.62	1,656	5.54
Commercial real estate	2,195	1.51	237	0.16	3,402	2.28	5,267	3.55	8,085	5.46
Commercial construction	(3)	(0.05)	314	4.80	270	3.15	2,051	16.30	1,094	6.71
Commercial land	4,824	14.94	2,127	6.14	4,175	10.84	12,165	27.53	17,017	33.79
Total commercial loans	8,845	4.28	2,942	1.38	9,636	4.35	23,351	10.00	27,852	11.38

Consumer loans
Home equity	3,368	3.43	2,974	3.00	2,669	2.66	4,379	4.32	3,017	2.97
Manufactured housing	1,172	1.74	834	1.24	1,145	1.71	950	1.46	638	1.01
Marine	258	1.69	184	1.14	195	1.16	401	2.31	621	3.45
Other consumer	647	4.66	724	4.89	399	2.59	430	2.73	748	4.60
Total consumer loans	5,445	2.80	4,716	2.39	4,408	2.21	6,160	3.09	5,024	2.52
Total net charge-offs	$15,886	2.45%	$9,005	1.39%	$17,652	2.73%	$32,159	4.94%	$36,718	5.57%

*Represents an annualized rate

The increase in net charge-offs for the quarter ended March 31, 2011 over the prior quarter was primarily the result of six large loans totaling $5.3 million as First Federal continues to work toward resolution of nonperforming loans.  The larger commercial loans charged-off during the current quarter had been specifically reserved in prior periods.  The decrease in net charge-offs from the same quarter last fiscal year was primarily the result of fewer credit writedowns in the residential 1-4 family and all commercial loan categories as there were fewer loans requiring valuation adjustments on the underlying collateral.

Allowance for Loan Losses

The allowance for loan losses totaled $85.1 million or 3.33% of total loans at March 31, 2011, compared with $86.9 million or 3.39% of total loans at September 30, 2010 and $82.7 million or 3.17% of total loans at March 31, 2010.  The decrease from September 30, 2010 was primarily the result of loans charged-off during the current quarter which were specifically reserved, total classified loans stabilizing and a decrease in the total loan portfolio.  The increase in the allowance for loan losses over March 31, 2010 was primarily the result of higher levels of nonperforming loans, evaluating the fair value of the underlying collateral supporting these loans, and higher loss migration rates as compared with the prior year.

First Federal maintains an allowance, which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio.  The allowance is decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses.  A committee consisting of members of lending management, credit risk management, and accounting and finance meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance.  First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis.  Such reviews also assist management in establishing the level of the allowance.  The following table sets forth the changes in the allowance.

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Balance, beginning of period	$88,349	$73,534	$86,871	$68,473
Provision for loan losses	12,675	45,915	23,158	71,242

Charge-offs	(16,979)	(37,572)	(26,729)	(58,960)
Recoveries	1,093	854	1,838	1,976
Net charge-offs	(15,886)	(36,718)	(24,891)	(56,984)

Balance, end of period	$85,138	$82,731	$85,138	$82,731

The allowance is based on management’s continuing review and evaluation of the estimated risk inherent in the loan portfolio.  The factors that are considered in a determination of the level of the allowance include an assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing reviews of the loan portfolio, monitoring watch list loans, and concentrations of credit exposure.  The value of the underlying collateral is also considered as necessary.  This process provides an allowance consisting of two components: allocated and unallocated, as appropriate.  To arrive at the allocated component of the allowance, First Federal combines estimates of the allowance needed for loans analyzed individually and on a pooled basis.  The result of the allocation may determine that there is no unallocated portion.  In addition to being used to categorize risk, First Federal’s internal risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio.  Loans are segmented into categories for analysis based in part on the risk profile inherent in each category.  Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

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

After determining qualitative adjustments, as applicable, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a discounted cash flow methodology or based on the estimated fair value of the underlying collateral.

The ratio of the allowance to nonperforming loans was 54.48% at March 31, 2011 compared with 61.54% at September 30, 2010 and 60.94% at March 31, 2010.  While this ratio has declined, management believes that the allowance for loan losses is adequate to provide for estimated probable losses in the loan portfolio as of each period end based on the analysis performed and quantification of potential loss in the portfolio relative to known factors.  A primary factor contributing to the decrease in the ratio of allowance to nonperforming loans is related to First Federal proactively placing loans on nonaccrual status which have not yet reached 90 days past due, but are determined impaired. These loans have previously been appropriately considered in the allowance, but were not categorized as “nonperforming loans” until placed on nonaccrual.  Impaired loans are adjusted to an amount that approximates estimated net realizable value through a partial charge-off, thus no additional specific reserves were considered necessary at March 31, 2011.

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

Other Assets

Other assets totaled $112.2 million at March 31, 2011, an increase of $18.0 million or 19.1% over September 30, 2010 and an increase of $37.8 million or 50.7% over March 31, 2010.  The increases were primarily the result of additional OREO properties and an increase in deferred tax assets associated with temporary timing differences.

Deposits

Deposits totaled $2.3 billion at March 31, 2011, a decrease of $70.3 million or 2.9% from September 30, 2010 and a decrease of $109.3 million or 4.5% from March 31, 2010.  Core deposits, which include checking, savings and money market accounts, totaled $1.2 billion at March 31, 2011, an increase of $51.5 million or 4.6% over September 30, 2010 and an increase of $81.4 million or 7.5% over March 31, 2010.  The increases were primarily the result of several marketing initiatives and campaigns during the last twelve months to attract and retain core deposits.  Time deposits at March 31, 2011 totaled $1.2 billion, a decrease of $121.8 million or 9.4% from September 30, 2010 and a decrease of $190.6 million or 14.0% from March 31, 2010.  The decreases were primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits.

Borrowed Funds

Borrowed funds are comprised of advances from the FHLB, other short-term borrowings, and long-term debt.  Borrowings totaled $608.7 million at March 31, 2011, an increase of $53.3 million or 9.6% over September 30, 2010 and an increase of $31.0 million or 5.4% over March 31, 2010.  The increases were primarily the result of a shift in funding mix due to the planned reduction in high rate retail and wholesale time deposits, partially offset by using cash flow from the investment securities and loan portfolios to paydown FHLB advances and payoff short-term borrowings at the Federal Reserve.  First Financial maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 71% deposits, 19% borrowings, 9% equity, and 1% short-term liabilities at March 31, 2011.

Capital

Shareholders’ equity totaled $311.5 million at March 31, 2011, a decrease of $6.7 million or 2.1% from September 30, 2010 and a decrease of $23.5 million or 7.0% from March 31, 2010.  The decreases were primarily the result of net losses incurred during the last fiscal year.  While First Financial is not currently required to report risk-based capital metrics at the holding company level, using March 31, 2011 data on a pro forma basis, Tier 1 capital for the corporation is projected at $318.6 million and total risk-based capital is projected at 14.38%.  First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as evidenced by the key capital ratios and additional capital information presented in the following table.

		For the Quarter Ended
		March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
First Financial:
Equity to assets		9.43%	9.55%	9.58%	9.74%	9.91%
Tangible common equity to tangible assets (non-GAAP)		6.40	6.51	6.55	6.71	6.93
Book value per common share		$14.92	$15.15	$15.32	$15.66	$16.34
Tangible common book value per share (non-GAAP)		12.65	12.86	13.02	13.34	14.02
Dividends paid per common share, authorized		0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)		16,527	16,527	16,527	16,527	16,527

First Federal:	Regulatory Minimum for "Well-Capitalized"
Leverage capital ratio	4.00%	8.58%	8.58%	8.47%	8.46%	7.74%
Tier 1 risk-based capital ratio	6.00	11.51	11.42	11.27	11.19	9.83
Total risk-based capital ratio	10.00	12.78	12.69	12.55	12.46	11.10

During the quarter ended March 31, 2011, First Financial applied to the United States Department of the Treasury (“Treasury”) for participation in the Small Business Lending Fund (“SBLF”).  If approved, First Financial has the option to accept the capital from the SBLF.  If First Financial accepts the capital, it will replace the TARP CPP capital.  As of the filing of this report, First Financial has not received a decision from Treasury.

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

First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short-term borrowings, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase, the sale of loans and securities and brokered deposits.  Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal.  As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

First Financial Liquidity

As a holding company, First Financial conducts its business through its subsidiaries.  Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements.  Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and for its future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, interest on our investment securities and additional borrowings or stock offerings.  As of March 31, 2011, First Financial had liquid assets of $28.1 million compared with $26.1 million at September 30, 2010 and $63.2 million at March 31, 2010.  The decrease in liquid assets was primarily the result of capital contributions totaling $45.5 million to First Federal during the second and third quarters of fiscal 2010.

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

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk.  As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates.  First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk.  First Federal’s profitability is affected by fluctuations in interest rates, thus management focuses on maintaining a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis.

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $672 thousand as of March 31, 2011, compared with $26.9 million or 0.8% of total assets at September 30, 2010.  This reflects a less asset-sensitive position than at September 30, 2010 due primarily to extending the maturity profile of time deposits.  Repricing gap analysis is limited in its ability to measure interest rate sensitivity.  The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above.  Further, basis risk is not captured by repricing gap analysis.  Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch.  This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index.  Included in the analysis are estimates of prepayments on fixed-rate loans and mortgage-backed securities in a one-year period and expectations that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors.  Also included in the analysis are estimates of core deposit attrition, based on recent studies and regression analysis of the core deposits.

First Federal is essentially interest rate neutral; however, the slight positive gap normally indicates that a rise in market rates would have a positive effect on net interest income.  The opposite would generally occur when an institution has a negative gap position.  A negative gap would suggest that net interest income would increase if market rates declined.

Net interest income simulations were performed as of March 31, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points net interest income would be expected to decrease by 1.08% and 2.26%, respectively, from what it would be if rates were to remain at March 31, 2011 levels.  Based on GAP analysis First Federal is asset sensitive, therefore interest income would be expected to increase in a rising rate environment.  However, net interest income is expected to decrease due to basis risk as assets are generally forecast not to reprice to the same degree or pursuant to the same indices as liabilities.  Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at March 31, 2011 as the results would not have been meaningful given the current levels of short-term market interest rates.  Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables.  Another measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13A, “Interest Rate Risk Management.”  This test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity.  If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 2.61% and increase by 2.10%, respectively, from where it would be if rates were to remain at March 31, 2011 levels.  Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit attrition rates, and should not be relied upon as indicative of actual results.  Further, the computations do not contemplate any actions that First Federal could undertake in response to changes in interest rates.

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

Item 4.  Controls and Procedures

a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report.  In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, First Financial’s Chief Executive Officer and Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of March 31, 2011, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, First Financial’s internal control over financial reporting.  First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business.  As of March 31, 2011, such litigation would not materially affect First Financial’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in First Financial’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	First Financial's Certificate of Incorporation, as amended (incorporated by reference to First Financial's Form 10-Q for December 31, 2010)

3.3	First Financial's Bylaws, as amended (incorporated by reference to First Financial's Form 8-K filed on December 22, 2010).

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: May 6, 2011	/s/ Blaise B. Bettendorf
Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)