Form 10-Q
period 2011-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2011-08-08
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number 000-17122

FIRST FINANCIAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0866076

(State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.)

2440 Mall Drive, Charleston, South Carolina	29406

(Address of principal executive offices)	(Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011

Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)	June 30, 2011	September 30, 2010	June 30, 2010

ASSETS
Cash and due from banks	$60,905	$49,246	$52,104
Interest-bearing deposits with banks	4,094	6,028	4,920

Total cash and cash equivalents	64,999	55,274	57,024
Investment securities:
Securities available for sale, at fair value	418,967	407,976	413,617
Securities held to maturity, at amortized cost, approximate fair value $23,879, $24,878, and $24,315, respectively	21,977	22,529	22,512
Nonmarketable securities - FHLB stock	37,626	42,867	46,141

Total investment securities	478,570	473,372	482,270
Loans	2,372,069	2,564,348	2,590,819
Less: Allowance for loan losses	55,491	86,871	86,945

Net loans	2,316,578	2,477,477	2,503,874
Loans held for sale	84,288	28,400	15,030
FDIC indemnification asset, net	58,926	67,583	66,794
Premises and equipment, net	81,257	82,649	82,724
Goodwill	3,250	5,751	5,751
Other intangible assets, net	2,776	3,084	3,186
Other assets	130,900	92,951	70,504
Assets of discontinued operations	—	36,474	37,187

Total assets	$3,221,544	$3,323,015	$3,324,344

LIABILITIES
Deposits:
Noninterest-bearing checking	$234,478	$227,477	$227,245
Interest-bearing checking	437,179	386,267	379,625
Savings and money market	506,236	506,957	505,057
Retail time deposits	854,202	999,374	984,366
Wholesale time deposits	283,650	294,988	367,365

Total deposits	2,315,745	2,415,063	2,463,658
Advances from FHLB	557,500	508,235	478,364
Long-term debt	47,204	47,204	47,204
Other liabilities	34,531	31,865	8,089
Liabilities of discontinued operations	—	2,458	3,232

Total liabilities	2,954,980	3,004,825	3,000,547

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at June 30, 2011, September 30, 2010 and June 30, 2010, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares at June 30, 2011, and 24,000,000 at September 30, 2010 and June 30, 2010, issued 21,465,163 shares at June 30, 2011, September 30, 2010 and June 30, 2010, respectively	215	215	215
Additional paid-in capital	195,597	194,767	195,145
Treasury stock at cost, 4,938,411 shares at June 30, 2011, September 30, 2010 and June 30, 2010	(103,563)	(103,563)	(103,563)
Retained earnings	174,300	221,920	224,901
Accumulated other comprehensive income	14	4,850	7,098

Total shareholders’ equity	266,564	318,190	323,797

Total liabilities and shareholders’ equity	$3,221,544	$3,323,015	$3,324,344

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

(in thousands, except per share data)	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$34,497	$37,485	$105,707	$115,770
Interest and dividends on investments	4,527	5,882	14,324	18,977
Other	448	901	1,697	3,018

Total interest income	39,472	44,268	121,728	137,765

INTEREST EXPENSE
Interest on deposits	5,929	8,189	20,408	24,742
Interest on borrowed money	4,127	4,863	12,369	17,442

Total interest expense	10,056	13,052	32,777	42,184

NET INTEREST INCOME	29,416	31,216	88,951	95,581
Provision for loan losses	77,803	36,373	100,961	107,615

Net interest loss after provision for loan losses	(48,387)	(5,157)	(12,010)	(12,034)
NONINTEREST INCOME
Service charges and fees on deposit accounts	6,982	6,645	19,641	19,129
Insurance	1,239	1,069	3,007	2,680
Mortgage and other loan income	2,045	2,469	5,798	7,012
Trust and plan administration	1,116	1,016	3,405	3,327
Brokerage fees	657	644	1,837	1,690
Gain on sale of business	6,540	—	6,540	—
Other	644	1,939	1,763	4,432
Net securities gains	—	—	1,419	—
Impairment losses on investment securities
Total other-than-temporary impairment losses on investment securities	(54)	(311)	(710)	(2,623)
Less: Noncredit-related losses (gains) recognized in other comprehensive income before taxes	—	—	—	—

Net impairment losses recognized in earnings	(54)	(311)	(710)	(2,623)

Total noninterest income	19,169	13,471	42,700	35,647

NONINTEREST EXPENSE
Salaries and employee benefits	16,451	15,518	50,491	45,472
Occupancy costs	2,203	2,099	6,646	6,562
Furniture and equipment	1,838	2,044	5,524	5,801
Other real estate expenses, net	800	809	1,794	4,114
FDIC insurance and regulatory fees	850	1,112	3,514	3,399
Professional services	1,658	1,436	4,526	3,045
Advertising and marketing	813	674	2,370	2,195
Other loan expense	1,097	451	2,921	1,441
Goodwill impairment	2,501	—	2,501	—
Intangible asset amortization	102	102	307	307
Other expense	4,185	4,429	12,462	13,534

Total noninterest expense	32,498	28,674	93,056	85,870

Loss from continuing operations before taxes	(61,716)	(20,360)	(62,366)	(62,257)
Income tax benefit from continuing operations	(19,417)	(7,825)	(19,749)	(24,509)

NET LOSS FROM CONTINUING OPERATIONS	(42,299)	(12,535)	(42,617)	(37,748)
(Loss) income from discontinued operations (net of income tax)	(701)	506	354	2,131

NET LOSS	(43,000)	(12,029)	(42,263)	(35,617)
Preferred stock dividends	812	813	2,437	2,440
Accretion on preferred stock discount	149	140	440	413

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(43,961)	$(12,982)	$(45,140)	$(38,470)

Net loss per common share from continuing operations
Basic	$(2.62)	$(0.82)	$(2.75)	$(2.46)
Diluted	$(2.62)	$(0.82)	$(2.75)	$(2.46)

Net (loss) income per common share from discontinued operations
Basic	$(0.04)	$0.03	$0.02	$0.13
Diluted	$(0.04)	$0.03	$0.02	$0.13

Net loss per common share
Basic	$(2.66)	$(0.79)	$(2.73)	$(2.33)
Diluted	$(2.66)	$(0.79)	$(2.73)	$(2.33)

Average common shares outstanding
Basic	16,527	16,527	16,527	16,506
Diluted	16,527	16,527	16,527	16,506

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock At cost	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands, except per share data)	Shares	Amount	Shares	Amount

Balance at September 30, 2009	65	$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss							(35,617)		(35,617)
Other comprehensive income:
Unrealized net gain on securities available for sale, net of tax of $2,101								3,165	3,165

Total comprehensive loss									(32,452)
Stock based compensation expense					288				288
Common stock issued pursuant to public offering			630	7	9,183				9,190
Stock options exercised					12				12
Accretion of preferred stock					413		(413)		—
Cash dividends:
Common stock ($0.15 per share)							(2,450)		(2,450)
Preferred stock							(2,440)		(2,440)

Balance at June 30, 2010	65	$1	16,527	$215	$195,145	$(103,563)	$224,901	$7,098	$323,797

Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190
Net loss							(42,263)		(42,263)
Other comprehensive loss:
Unrealized net loss on securities available for sale, net of tax benefit of $3,075								(4,836)	(4,836)

Total comprehensive loss									(47,099)
Stock based compensation expense					390				390
Accretion of preferred stock					440		(440)		—
Cash dividends:
Common stock ($0.15 per share)							(2,480)		(2,480)
Preferred stock							(2,437)		(2,437)

Balance at June 30, 2011	65	$1	16,527	$215	$195,597	$(103,563)	$174,300	$14	$266,564

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30,
(in thousands)	2011	2010

Operating Activities
Net loss	$(42,263)	$(35,617)
Less: Income from discontinued operations	354	2,131

Net loss from continuing operations	(42,617)	(37,748)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	100,961	107,615
Depreciation	4,198	4,463
Amortization of intangibles	307	307
Net increase in current & deferred income tax	(25,871)	(28,277)
Amortization of mark-to-market adjustments	(294)	(3,387)
Fair value of adjustments on other real estate owned	1,603	2,968
Amortization of unearned discounts on investments, net	(1,453)	(2,654)
Other-than-temporary impairment losses	710	2,623
Loans originated for sale	(360,406)	(174,067)
Proceeds from loans held for sale	247,389	186,865
Gain on sale of loans, net	(3,164)	(2,225)
(Gain) loss on sale of other real estate owned, net	(732)	1,873
Recognition of stock-based compensation expense	390	288
Decrease (increase) in prepaid FDIC insurance premium	2,833	(12,165)
FDIC reimbursement of covered asset losses	11,266	—
Goodwill impairment	2,501	—
Gain on sale of property and equipment, net	—	(1,354)
Other	2,701	(9,987)
Discontinued operations, net	33,763	4,000

Net cash (used) provided by operating activities	(25,915)	39,138

Investing Activities
Securities available-for-sale:
Proceeds from sales	775	21
Proceeds from maturities, calls and payments	88,889	117,790
Purchases	(107,874)	(33,577)
Proceeds from maturities, calls and payments, securities held to maturity	615	—
Redemption FHLB stock, net	5,242	—
Decrease in loans, net	90,148	(26,738)
Proceeds from sales of other real estate owned	9,617	17,348
Proceeds from sale of business	38,000	—
Decrease in property and equipment, net	(2,806)	(5,771)
Discontinued operations, net	608	(282)

Net cash provided by investing activities	123,214	68,791

Financing Activities
Increase in demand and savings deposits, net	19,178	76,244
(Decrease) increase in time deposits, net	(156,374)	67,604
Decrease in short term borrowings, net	—	(258,000)
Proceeds of FHLB advances, net	49,265	(14,387)
Proceeds from issuance of common stock, net	—	9,190
Exercise of stock options	—	12
Dividends paid on preferred stock	(2,480)	(2,440)
Dividends paid on common stock	(2,437)	(2,450)

Net cash used by financing activities	(92,848)	(124,227)

Net increase (decrease) in cash and cash equivalents	4,451	(16,298)

Cash and cash equivalents at beginning of period, continuing operations	55,274	74,622
Cash and cash equivalents at beginning of period, discontinued operations	5,274	3,691

Cash and cash equivalents at beginning of period	60,548	78,313

Cash and cash equivalents at end of period, continuing operations	64,999	57,024
Cash and cash equivalents at end of period, discontinued operations	—	4,991

Cash and cash equivalents at end of period	$64,999	$62,015

Supplemental disclosures:
Cash paid during the period for
Interest	$32,699	$43,627
Income taxes	3,282	5,473
Loans foreclosed	28,553	12,354
Loans securitized into mortgage-backed securities	198,922	143,380
Unrealized (loss) gain on securities available for sale, net of income tax	(4,836)	3,165

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2011

NOTE 1. Basis of Presentation and Accounting Policies

          The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution First Federal Savings and Loan Association of Charleston (“First Federal”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. Certain amounts have been reclassified to conform to the current year presentation. First Financial’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in First Financial’s 2010 Annual Report on Form 10-K. For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2010 Annual Report on Form 10-K.

          First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at June 30, 2011. The gross proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders, and consequently First Financial is not exposed to loss related to this VIE.

Discontinued Operations

          On May 26, 2011, First Financial entered into a stock purchase agreement with Hub International, LLC (“Hub”) whereby Hub agreed to acquire all of the stock of First Financial’s wholly-owned subsidiary, First Southeast Insurance Services, Inc. (“First Southeast”). On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial has no continuing cash flow from First Southeast. As of the transaction sale date, the assets and liabilities of First Southeast were removed from First Financial’s Consolidated Balance Sheets. The financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this report and, as such, are presented as a discontinued operation.

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

Recently Issued Accounting Pronouncements

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”

          This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders’ Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. The ASU does not affect the calculation of earnings per share. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-05 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

          This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes principles or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The ASU is effective for reporting periods beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-03 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) – Reconsideration of Effective Control of Repurchase Agreements”

          This ASU improves the accounting for repurchase agreements (repos) and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criterion applicable to assessment of effective control are not changed by the amendments in this ASU. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-03 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”

          This ASU provides additional guidance or clarification in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU clarifies that in order for a restructuring to constitute a TDR, a creditor must separately conclude the two conditions exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The ASU clarifies guidance on a creditor’s evaluation of whether it has granted a concession. Additionally, the ASU clarifies guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The ASU is effective for interim or annual periods beginning on or after June 15, 2011. First Financial does not expect the adoption of ASU 2011-02 to have a material impact on its financial condition or results of operations.

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

Note 2. Investment Securities

          The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of June 30, 2011				As of September 30, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,860	$27	$—	$1,887	$2,021	$28	$—	$2,049
State and municipal obligations	450	16	—	466	450	16	—	466
Collateralized debt obligations	7,385	—	4,031	3,354	7,780	—	4,363	3,417
Mortgage-backed securities	89,756	3,738	29	93,465	79,754	3,454	60	83,148
Collateralized mortgage obligations	313,029	5,656	4,145	314,540	303,088	10,277	1,268	312,097
Other securities	5,318	109	172	5,255	5,809	1,326	336	6,799

Total securities available for sale	$417,798	$9,546	$8,377	$418,967	$398,902	$15,101	$6,027	$407,976

Securities held to maturity
State and municipal obligations	$21,070	$1,904	$2	$22,972	$21,623	$2,350	$1	$23,972
Certificates of deposit	907	—	—	907	906	—	—	906

Total securities held to maturity	$21,977	$1,904	$2	$23,879	$22,529	$2,350	$1	$24,878

Nonmarketable securities
FHLB stock	$37,626	$—	$—	$37,626	$42,867	$—	$—	$42,867

          Securities with a fair market value of $225.6 million at June 30, 2011 and $324.9 million at September 30, 2010 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of any single issue exceeded 10% of consolidated shareholders’ equity at June 30, 2011 or September 30, 2010.

          The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table. Actual maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2011

(in thousands)	Amortized Cost	Fair Value

Securities available for sale
Due within one year	$146	$146
Due after one year through five years	1,713	1,740
Due after five years through ten years	1,006	1,063
Due after ten years	12,148	8,013

	15,013	10,962
Mortgage-backed securities	89,756	93,465
Collateralized mortgage obligations	313,029	314,540

Total	$417,798	$418,967

Securities held to maturity
Due within one year	$907	$907
Due after five years through ten years	768	768
Due after ten years	20,302	22,204

Total	$21,977	$23,879

          The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total

June 30, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$281	$25	14	$3,073	$4,006	15	$3,354	$4,031
Mortgage-backed securities	—	—	—	1	577	29	1	577	29
Collateralized mortgage obligations	13	68,884	1,925	10	36,247	2,220	23	105,131	4,145
Other securities	—	—	—	1	823	172	1	823	172

Total	14	$69,165	$1,950	26	$40,720	$6,427	40	$109,885	$8,377

Securities held to maturity
State and municipal obligations	1	$476	$2	—	$—	$—	1	$476	$2

	Less than 12 Months			12 Months or Longer			Total

September 30, 2010 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$292	$14	14	$3,125	$4,349	15	$3,417	$4,363
Mortgage-backed securities	—	—	—	1	572	60	1	572	60
Collateralized mortgage obligations	11	44,214	130	8	39,280	1,138	19	83,494	1,268
Other securities	—	—	—	2	1,659	336	2	1,659	336

Total	12	$44,506	$144	25	$44,636	$5,883	37	$89,142	$6,027

Securities held to maturity
State and municipal obligations	1	$769	$1	—	$—	$—	1	$769	$1

Other-Than-Temporary Impairment (“OTTI”)

          Management evaluates securities for OTTI on at least a quarterly basis. In determining OTTI, investment securities are evaluated according to Accounting Standards Codification (“ASC”) 320-10 and management considers many factors including: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and is based on information available to management on the assessment date. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

          At June 30, 2011, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the nine months ended June 30, 2011, credit-related OTTI of $710 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations. The components of the OTTI were: $454 thousand on CDOs and $256 thousand on CMOs. The total carrying value of securities affected by credit-related OTTI represent less than 2.1% of the carrying value of First Financial’s investment portfolio at June 30, 2011, and therefore have negligible impact on First Financial’s liquidity and capital positions.

Collateralized debt obligations

          The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans, and level of broker deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The model assigns assumptions for constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The resulting projected cash flows were compared to book value to determine the amount of, if any, OTTI.

          The following table provides information regarding the CDO portfolio characteristics and fiscal year-to-date OTTI losses.

Collateralized Debt Obligations at June 30, 2011 (in thousands)

						Nine Months Ended June 30, 2011 OTTI[1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other	Total

ALESCO I	Pooled	B-1	$554	$182	$372	$95	$—	$95
ALESCO II	Pooled	B-1	370	252	118	—	—	—
MCAP III	Pooled	B	430	225	205	—	—	—
MCAP IX	Pooled	B-1	449	173	276	—	—	—
MCAP XVIII	Pooled	C-1	179	84	95	—	—	—
PRETZL XI	Pooled	B-1	860	317	543	22	—	22
PRETZL XIII	Pooled	B-1	327	136	191	90	—	90
PRETZL IV	Pooled	MEZ	121	57	64	—	—	—
PRETZL VII	Pooled	MEZ	326	110	216	—	—	—
PRETZL XII	Pooled	B-2	592	317	275	—	—	—
PRETZL XIV	Pooled	B-1	672	193	479	202	—	202
PRETZLVI	Pooled	MEZ	513	404	109	32	—	32
TRPREF II	Pooled	B	706	291	415	13	—	13
USCAP II	Pooled	B-1	980	331	649	—	—	—
USCAP III	Pooled	B-1	306	282	24	—	—	—

TOTAL			$7,385	$3,354	$4,031	$454	$—	$454

		Dollar Basis
				Constant Default Rate
	Lowest Rating		% Deferrals / Defaults[2]			Discount Margin[3]
Name		% Performing		High	Low

ALESCO I	C	64.16%	35.84%	1.72%	0.25%	11.70%
ALESCO II	C	70.75	29.25	1.39	0.21	11.65
MCAP III	CC	70.43	29.57	0.61	0.09	10.50
MCAP IX	C	58.29	41.71	1.46	0.22	16.80
MCAP XVIII	C	65.52	34.48	1.37	0.20	11.05
PRETZL XI	C	68.87	31.13	1.46	0.21	11.60
PRETZL XIII	C	67.46	32.54	1.40	0.21	11.57
PRETZL IV	CC	72.93	27.07	3.20	0.47	11.00
PRETZL VII	C	32.16	67.84	0.34	0.05	16.80
PRETZL XII	C	67.31	32.69	0.79	0.12	11.62
PRETZL XIV	C	65.02	34.98	1.21	0.18	11.57
PRETZLVI	D	26.38	73.62	2.19	0.32	11.00
TRPREF II	C	61.19	38.81	1.41	0.21	11.92
US CAP II	C	78.82	21.18	0.66	0.10	11.65
USCAP III	C	71.51	28.49	0.61	0.09	11.53

Total		65.43%	34.57%

[1]	Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations
[2]	Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3]	Fair market value discount margin to LIBOR

          The estimated fair value of these CDOs continues to be adversely affected by the elevated credit losses within the financial industry caused by the recession, continued uncertain economic conditions, high unemployment rates, and the weak national housing market, all of which have severely impacted the creditworthiness of the underlying issuers. As of June 30, 2011, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

Collateralized mortgage obligations

          The CMO portfolio, which is mainly comprised of private-label, non-agency securities, was priced using fair value cash flow models. In making the determination of each CMO’s fair value, considerations were given to recent transaction volumes, price quotations and related price variability, available broker information, and market liquidity. Deterioration in value was due, in part, to forced sales and illiquid market conditions in which these securities trade; and accordingly, First Financial does not believe that these values accurately reflect the true fair value of these securities. A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads. If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI. See Note 7 to the Consolidated Financial Statements for additional information on fair value.

          The following table presents the investment grades assigned by the rating agencies and OTTI losses for the CMO securities which were in a loss position at June 30, 2011.

Collateralized Mortgage Obligations at June 30, 2011 (in thousands)				Nine Months Ended June 30, 2011 OTTI[1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion	Other	Total

A	5	$41,336	$726	$—	$—	$—
BBB	8	28,980	1,105	—	—	—
Below investment grade	10	34,815	2,314	256	—	256

Total	23	$105,131	$4,145	$256	$—	$256

[1]	Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations

          The OTTI in the table above was related to one private-label security with credit-related deterioration evidenced by the following metrics:

	June 30, 2011	September 30, 2010

Lowest Credit rating	C	Caa3
Rating agency	Dominion Bond Rating Service	Moody’s
Twelve-month average loss severity	47.38%	47.83%
Twelve-month average default rate	6.22	7.29
60 Dayor more delinquency rate	41.51	30.72

           Based on First Financials’ policy, the credit rating in the table above reflects the lowest credit rating by any major rating agency. As of June 30, 2011, management does not intend to sell this security, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

          The following table presents the cumulative credit-related losses recognized in earnings.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010

(in thousands)	CDOs	CMOs	Other Securities[1]	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at March 31,	$5,533	$1,355	$1,100	$7,988	$4,592	$1,099	$1,100	$6,791
Additions
Credit loss for which no previous OTTI recognized	—	—	—	—	20	—	—	20
Credit loss for which previous OTTI recognized	54	—	—	54	291	—	—	291

Cumulative credit related losses recognized in earnings at June 30,	$5,587	$1,355	$1,100	$8,042	$4,903	$1,099	$1,100	$7,102

	Nine Months Ended June 30, 2011				Nine Months Ended June 30, 2010

	CDOs	CMOs	Other Securities[1]	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at September 30,	$5,133	$1,099	$1,100	$7,332	$3,731	$748	$—	$4,479
Additions
Credit loss for which no previous OTTI recognized	—	—	—	—	100	—	1,100	1,200
Credit loss for which previous OTTI recognized	454	256	—	710	1,072	351	—	1,423

Cumulative credit related losses recognized in earnings at June 30,	$5,587	$1,355	$1,100	$8,042	$4,903	$1,099	$1,100	$7,102

[1]

An impaired other security for which a $1.1 million OTTI charge was taken in a prior year was sold in the quarter ended March 31, 2011. A gain of $1.4 million was recognized in earnings during that quarter.

NOTE 3. Loans, Impaired Loans, and Allowance for Loan Losses

          The following table presents the loan portfolio by major category.

Loans (in thousands)	June 30, 2011	September 30, 2010

Residential loans
Residential 1-4 family	$895,650	$836,644
Residential construction	19,603	14,436
Residential land	42,763	56,344

Total residential loans	958,016	907,424

Commercial loans
Commercial business	80,566	92,650
Commercial real estate	482,315	598,547
Commercial construction	16,037	28,449
Commercial land	70,562	143,366

Total commercial loans	649,480	863,012

Consumer loans
Home equity	379,122	397,632
Manufactured housing	274,192	269,857
Marine	57,406	65,901
Other consumer	53,853	60,522

Total consumer loans	764,573	793,912

Total loans	2,372,069	2,564,348
Less: Allowance for loan losses	55,491	86,871

Net loans	$2,316,578	$2,477,477

Residential 1-4 family, to be sold in the secondary market	$23,994	$28,400
Loans held for sale; to be sold in a bulk sale	60,294	—

Total loans held for sale	$84,288	$28,400

          The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans
	As of June 30, 2011

(in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater, Accruing	Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$159	$1,245	$1,242	$—	$2,646	$893,004	$895,650
Residential construction	—	—	—	—	—	19,603	19,603
Residential land	—	325	451	—	776	41,987	42,763

Total residential loans	159	1,570	1,693	—	3,422	954,594	958,016

Commercial loans
Commercial business	2,091	296	3,664	—	6,051	74,515	80,566
Commercial real estate	2,568	135	16,396	—	19,099	463,216	482,315
Commercial construction	—	—	1,451	—	1,451	14,586	16,037
Commercial land	722	99	5,411	—	6,232	64,330	70,562

Total commercial loans	5,381	530	26,922	—	32,833	616,647	649,480

Consumer loans
Home equity	2,227	1,038	9,165	—	12,430	366,692	379,122
Manufactured housing	1,512	786	2,953	—	5,251	268,941	274,192
Marine	208	55	94	—	357	57,049	57,406
Other consumer	465	124	129	76	794	53,059	53,853

Total consumer loans	4,412	2,003	12,341	76	18,832	745,741	764,573

Total loans	$9,952	$4,103	$40,956	$76	$55,087	$2,316,982	$2,372,069

Total loans excluding covered loans	$7,218	$3,874	$24,771	$76	$35,939	$2,173,843	$2,209,782

[1]	Included in current loans are $1.5 million of performing TDRs.

          On April 10, 2009, First Federal entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and liabilities of Cape Fear Bank. The acquired loan portfolio and other repossessed assets (solely comprised of other real estate owned (“OREO”)) are subject to a loss sharing agreement with the FDIC and the table above includes these “covered loans” and “covered OREO.”

          The following table summarizes nonperforming assets.

Nonperforming Assets (in thousands)	June 30, 2011	September 30, 2010

Nonaccrual loans	$40,956	$140,231
Loans 90+ days, still accruing	76	175
Restructured loans, still accruing	1,535	750

Total nonperforming loans	42,567	141,156
Nonperforming loans held for sale	42,656	—
Other repossessed assets acquired	27,812	11,950

Total nonperfoming assets	$113,035	$153,106

          Covered loans that were performing at the time of acquisition and have subsequently become nonperforming and placed on nonaccrual or have migrated to other repossessed assets acquired are included in the table above. Covered nonperforming loans totaled $16.9 million at June 30, 2011, compared with $9.8 million at September 30, 2010. OREO totaled $7.3 million at June 30, 2011, compared with $4.9 million at September 30, 2010. Covered loans which were considered nonperforming at acquisition, and accounted for as specified by ASC 310-30, are not included in the table above as these loans are recorded at fair value.

Impaired Loans

          In accordance with ASC 310-10-35, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. Criticized and classified commercial loans (as defined in the “Criticized Loans, Classified Loans and Other Risk Characteristics” section of this Note) greater than $500,000 are reviewed for potential impairment as part of a monthly problem loan review process. In addition, homogeneous loans which have been modified are reviewed for potential impairment. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are evaluated collectively for potential loss.

          In assessing the impairment of a loan and the related reserve required for that loan, various methodologies are employed. Impairment measurement on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate. With respect to most real estate loans, and specifically if the loan is considered to be collected through a probable foreclosure, an approach that estimates the fair value of the underlying collateral is used. The collateral is appraised to reflect estimated realizable value, with the market value being adjusted for estimated selling costs. First Federal’s policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances. Significant downward trends in the real estate market can adversely affect First Federal’s collateral position. For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral, re-appraisal would occur earlier than the stated policy if management believes the market conditions have changed such that the existing appraisal may no longer reflect the current market value of the property. At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan is re-appraised to update the value. In addition to updated appraisals, market bids or current offers may be utilized to estimate current value.

          First Federal maintains a valuation reserve for impaired loans as part of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. Effective June 30, 2011, First Financial reclassified $155.3 million of certain nonperforming and performing loans to loans held for sale. Prior to the loan reclassification, the June 30, 2011 total recorded investment in impaired loans was $104.4 million. A summary of impaired loans, related valuation reserves, and their effect on interest income follows.

Impaired Loans
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Year to Date Average Balance	Interest Income Recognized for the Quarter	Interest Income Recognized Year to Date
June 30, 2011
Residential loans
Residential 1-4 family	$1,449	$733	$601	$1,334	$127	$4,513	$10	$30
Residential land	—	—	—	—	—	1,128	—	—
Total residential loans	1,449	733	601	1,334	127	5,641	10	30

Commercial loans
Commercial business	3,388	1,343	1,745	3,088	8	3,682	—	—
Commercial real estate	16,601	9,153	3,193	12,346	436	33,168	13	26
Commercial construction	1,497	265	1,186	1,451	444	2,882	—	—
Commercial land	7,886	2,976	1,380	4,356	378	29,216	—	—
Total commercial loans	29,372	13,737	7,504	21,241	1,266	68,947	13	26

Consumer loans
Home equity	2,575	811	1,639	2,450	1,032	1,479	—	—
Manufactured Housing	156	139	—	139	—	35	—	—
Marine	—	—	—	—	—	4	—	—
Total consumer loans	2,731	950	1,639	2,589	1,032	1,518	—	—
Total impaired loans	$33,552	$15,420	$9,744	$25,164	$2,425	$76,106	$23	$56

September 30, 2010
Residential loans
Residential 1-4 family	$3,483	$2,489	$691	$3,180	$178		$—	$—
Residential land	3,868	1,635	549	2,184	77		—	—
Total residential loans	7,351	4,124	1,240	5,364	255		—	—

Commercial loans
Commercial business	3,583	1,578	1,106	2,684	877		—	—
Commercial real estate	44,794	19,154	14,712	33,866	2,925		—	—
Commercial construction	6,588	4,148	780	4,928	343		—	—
Commercial land	63,106	17,412	22,284	39,696	8,674		—	—
Total commercial loans	118,071	42,292	38,882	81,174	12,819		—	—

Consumer loans
Home equity	338	338	—	338	—		—	—
Marine	15	—	15	15	3		—	—
Total consumer loans	353	338	15	353	3		—	—
Total impaired loans	$125,775	$46,754	$40,137	$86,891	$13,077	$89,311	$—	$—

Troubled Debt Restructuring

          First Federal accounts for certain loan modifications or restructurings as a troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. As of June 30, 2011, First Federal had 23 TDRs with an aggregate balance of $13.1 million classified as impaired and included in the appropriate nonperforming loan category in the tables above. Included in the impaired total were two TDRs that were considered performing in accordance with modified terms and still accruing interest.

Criticized Loans, Classified Loans and Other Risk Characteristics

          Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Commercial loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness which may not necessarily manifest into future loss. Commercial loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its loans regularly to determine whether they are appropriately rated in accordance with applicable regulations and internal policies. The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of June 30, 2011

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$61,301	$359,606	$10,310	$31,943	$463,160
Special mention	4,313	45,151	1,344	16,457	67,265
Substandard	12,357	65,378	3,380	15,595	96,710
Doubtful	214	319	—	216	749

Total	78,185	470,454	15,034	64,211	627,884
Covered ASC 310-30 loans	2,381	11,861	1,003	6,351	21,596

Total	$80,566	$482,315	$16,037	$70,562	$649,480

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

Residential Credit Quality[1]	As of June 30, 2011

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing[2]	$893,350	$19,603	$42,039	$954,992
Nonperforming	1,975	—	451	2,426

Total	895,325	19,603	42,490	957,418
Covered ASC 310-30 loans	325	—	273	598

Total	$895,650	$19,603	$42,763	$958,016

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

[2] Performing residential loans include $9.2 million of classified loans.

Consumer Credit Quality[1]	As of June 30, 2011

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing[2]	$369,352	$271,239	$57,312	$53,613	$751,516
Nonperforming	9,165	2,953	94	205	12,417

Total	378,517	274,192	57,406	53,818	763,933
Covered ASC 310-30 loans	605	—	—	35	640

Total	$379,122	$274,192	$57,406	$53,853	$764,573

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

[2] Performing consumer loans include $9 thousand of classified loans.

A summary of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Three Months Ended June 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses:
Balance at March 31, 2010	$9,831	$8,060	$25,277	$1,984	$17,052	$22,934	$85,138

Provision for loan losses	14,094	3,105	27,789	2,147	24,502	6,166	77,803

Loan charge-offs	16,493	6,882	41,033	3,098	34,191	6,506	108,203
Recoveries	217	56	11	31	196	242	753

Net charge-offs	16,276	6,826	41,022	3,067	33,995	6,264	107,450

Balance at June 30, 2011	$7,649	$4,339	$12,044	$1,064	$7,559	$22,836	$55,491

	As of and for the Nine Months Ended June 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses:
Balance at September 30, 2010	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Provision for loan losses	16,138	6,089	32,900	2,822	26,710	16,302	100,961

Loan charge-offs	19,803	9,153	43,639	3,415	41,599	17,321	134,930
Recoveries	584	234	185	37	653	896	2,589

Net charge-offs	19,219	8,919	43,454	3,378	40,946	16,425	132,341

Balance at June 30, 2011	$7,649	$4,339	$12,044	$1,064	$7,559	$22,836	$55,491

Loans as of June 30, 2011
Individually evaluated for impairment	$1,334	$3,088	$12,346	$1,451	$4,356	$2,589	$25,164
Collectively evaluated for impairment	956,084	75,097	458,108	13,583	59,855	761,344	2,324,071
Covered ASC 310-30 loans	598	2,381	11,861	1,003	6,351	640	22,834

Total loans	$958,016	$80,566	$482,315	$16,037	$70,562	$764,573	$2,372,069

NOTE 4. FDIC Indemnification Asset

          The following table presents the change in the FDIC indemnification asset during the current fiscal year.

(in thousands)	Amount Receivable	Discount	Net Receivable

Balance at September 30, 2010	$70,079	$(2,496)	$67,583
Payments from FDIC for losses on covered assets	10,425	—	10,425
Valuation adjustment on acquired other real estate owned	79	—	79
Discount accretion	—	1,689	1,689

Balance at June 30, 2011	$59,733	$(807)	$58,926

          During the nine-months ended June 30, 2011, First Federal received payments totaling $11.3 million from the FDIC, of which $10.4 million was credited to the FDIC indemnification asset and $842 thousand was credited to other real estate owned expenses, net and other loan expense on the Consolidated Statements of Operations. Subsequent to June 30, 2011 First Federal received a payment of $278 thousand. These payments satisfied all claims through March 31, 2011. Based on the June 30, 2011 reporting period, First Federal filed a $8.9 million claim with the FDIC under the terms of the loss share agreement and payment is expected.

NOTE 5. Goodwill.

          The Consolidated Balance Sheets at September 30, 2010 and June 30, 2010 included goodwill totaling $28.3 million, which was comprised of $5.8 million related to continuing operations and $22.5 million which was reclassified as part of assets of discontinued operations. On June 1, 2011, the sale of First Southeast was complete and its assets and liabilities, including goodwill, were removed from First Financial’s Consolidated Balance Sheet.

          As of May 31, 2011, First Financial performed its annual goodwill impairment test on the goodwill from continuing operations, which is associated with Kimbrell Insurance Group, Inc., (“Kimbrell”), a subsidiary of First Financial, and Atlantic Acceptance Corporation

(“Atlantic”), a subsidiary of First Federal. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for both entities; therefore, Step 2 testing was required. As a result of the Step 2 analysis, First Financial determined that the goodwill associated with Kimbrell and Atlantic was impaired due to updated discounted cash flow projections, and, in the case of Atlantic, a change in business strategy. During the third quarter of fiscal 2011, First Financial recorded a non-cash, not tax-deductible goodwill impairment charge of $2.5 million.

NOTE 6. Shareholders’ Equity, Accumulated Other Comprehensive Income, and Earnings Per Share

          The components of accumulated other comprehensive income, net of tax, are presented below.

		Nine Months Ended June 30,
(in thousands)		2011	2010

Balance at September 30		$4,850	$3,933
Unrealized (losses) gains on securities available for sale		(8,621)	2,643
Less:	Reclassification of other-than-temporary loss included in income for the period	710	2,623
	Tax benefit (expense)	3,075	(2,101)

Total other comprehensive (loss) income		(4,836)	3,165

Balance at June 30		$14	$7,098

          The following table displays the components of the numerators and denominators for the basic and diluted earnings per common share.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net loss from continuing operations	$(42,299)	$(12,535)	$(42,617)	$(37,748)
Preferred stock dividends	812	813	2,437	2,440
Accretion on preferred stock discount	149	140	440	413

Net loss from continuing operations available to common shareholders	(43,260)	(13,488)	(45,494)	(40,601)
(Loss) income from discontinued operations (net of tax)	(701)	506	354	2,131

Net loss available to common shareholders	$(43,961)	$(12,982)	$(45,140)	$(38,470)

Weighted average basic shares	16,527	16,527	16,527	16,506
Effect of dilutive stock options	—	—	—	—

Weighted average dilutive shares	16,527	16,527	16,527	16,506

Net loss per common share from continuing operations
Basic	$(2.62)	$(0.82)	$(2.75)	$(2.46)
Diluted	(2.62)	(0.82)	(2.75)	(2.46)

Net (loss) income per common share from discontinued operations
Basic	$(0.04)	$0.03	$0.02	$0.13
Diluted	(0.04)	0.03	0.02	0.13

Net loss per common share
Basic	$(2.66)	$(0.79)	$(2.73)	$(2.33)
Diluted	(2.66)	(0.79)	(2.73)	(2.33)

          As of June 30, 2011 and 2010 there were 683,791 and 972,840 potential additional shares issued through the exercise of stock options or warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

NOTE 7. Fair Value of Financial Instruments

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

          The following table presents the carrying value and fair value of the financial instruments.

	As of June 30, 2011		As of September 30, 2010

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$64,999	$64,999	$55,274	$55,274
Securities available for sale	418,967	418,967	407,976	407,976
Securities held to maturity	21,977	23,879	22,529	24,878
Nonmarketable securites - FHLB stock	37,626	37,626	42,867	42,867
Net loans	2,316,578	2,367,836	2,477,477	2,550,329
Loans held for sale	84,288	84,288	28,400	28,400
FDIC indemnification asset, net	58,926	58,926	67,583	67,583
Residential mortgage servicing rights[1]	12,403	12,403	10,200	10,200
Accrued interest receivable[1]	9,646	9,646	9,765	9,765
Derivative financial instruments[1]	969	969	2,205	2,205

Liabilities
Deposits	2,315,745	2,324,770	2,415,063	2,436,024
Advances from FHLB	557,500	585,420	508,235	546,056
Long-term debt	47,204	43,936	47,204	40,710
Accrued interest payable[2]	8,667	8,667	11,358	11,358

[1]	Included as part of Other Assets in the Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010.

[2]	Included as part of Other Liabilities in the Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010.

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

Nonmarketable securities – FHLB stock

          The carrying amount of Federal Home Loan Bank (“FHLB”) stock is used to approximate the fair value as this security is not readily marketable, recorded at cost (par value), and evaluated for impairment based on the ultimate recoverability of the par value. First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. First Financial believes its investment in FHLB stock is ultimately recoverable at par.

Net loans

          The fair value of net loans is estimated based on discounted cash flows. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. Impaired loans are measured based on the fair value of the underlying collateral or discounted cash flow analyses, where applicable.

Loans held for sale

          Loans held for sale is comprised of residential mortgage loans originated for sale in the secondary market and certain nonperforming and performing loans identified to be sold in a bulk sale. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring Level 2. The fair value of the nonperforming and performing loans identified to be sold in a bulk sale is based on market prices derived from indicative pricing and similar transactions recently completed in the distressed asset market. These loans are recorded at estimated fair value, net of transaction costs and are classified as nonrecurring Level 3.

FDIC indemnification asset, net

          The fair value is determined by the projected cash flows from the FDIC loss-share agreement based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss-share agreement. Cash flows are discounted to reflect the timing and receipt of the loss-sharing reimbursements from the FDIC.

Residential mortgage servicing rights

          The estimated fair value of residential mortgage servicing rights (“MSRs”) is obtained through an independent third party analysis of future cash flows. The evaluation utilizes assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs are classified as Level 3.

Derivative financial instruments

          Fair value of the derivative instruments is based on quoted market prices.

Deposits

          The fair value of core deposits, which include checking, savings and money market accounts, are, by definition, equal to the amount payable on demand as of the valuation date (i.e. their carrying amounts). Fair values for time deposits are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of First Financial’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments.

Advances from FHLB and Long-term debt

          The fair value of these financial instruments is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.

Assets Recorded at Fair Value on a Recurring Basis

          The following table presents the financial instruments measured at fair value on a recurring basis.

	As of June 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total

Obligations of the U.S. government agencies and corporations	$—	$1,887	$—	$1,887
State and municipal obligations	—	466	—	466
Collateralized debt obligations	—	—	3,354	3,354
Mortgage-backed securities	—	84,308	9,157	93,465
Collateralized mortgage obligations	—	50,386	264,154	314,540
Other securities	1,000	1,594	2,661	5,255

Securities available for sale	1,000	138,641	279,326	418,967

Residential mortgage servicing rights	—	—	12,403	12,403
Derivative financial instruments	969	—	—	969

Total assets at fair value	$1,969	$138,641	$291,729	$432,339

          For the three and nine months ended June 30, 2011, certain securities classified as Level 3 had $54 thousand and $710 thousand, respectively, in impairment losses which were considered OTTI. Some of the securities are currently paying interest but are not projected to completely repay principal. The anticipated loss of principal is based on cash flow projections which were modeled using a third party program. At June 30, 2011, management reviewed the loss severity and duration of the Level 3 securities and determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

Changes in Fair Value Measurement Levels

          The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed. The (losses) gains in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology. There were no transfers in or out of the Level 3 category for the three and nine months ended June 30, 2011.

	Three Months Ended June 30, 2011		Nine Months Ended June 30, 2011

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$291,100	$13,168	$326,668	$10,200
Total net (losses) gains for the year included in:
Income	(54)	(1,431)	709	(912)
Other comprehensive loss, gross	(1,930)	—	(7,852)	—
Purchases	8,811	—	15,860	—
Sales 1	—	—	—	—
Servicing rights	—	666	—	3,115
Paydowns	(18,601)	—	(56,059)	—

Balance, end of period	$279,326	$12,403	$279,326	$12,403

[1]

Level 3 impaired security with a cost basis of less that $100 thousand was sold during the quarter ended March 31, 2011. A gain in the amount of $1.4 million was recognized in earnings for the nine months ended June 30, 2011.

Assets Recorded at Fair Value on a Nonrecurring Basis

          The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year to Date Losses

Loans held for sale	$84,288	$—	$23,994	$60,294	$—
Impaired loans, net of specific allowance	22,739	—	—	22,739	(2,347)
Other repossessed assets acquired	27,812	—	—	27,812	(4,821)

Total nonrecurring basis measured assets	$134,839	$—	$23,994	$110,845	$(7,168)

          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans and are classified at Level 3 in the fair value hierarchy. Specific reserves for impaired loans were $2.4 million at June 30, 2011.

          Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses. Fair value is generally based on appraisals of the real estate or market prices for similar non-real estate property and is considered to be Level 3 in the fair value hierarchy.

NOTE 8. Income Tax

The income tax benefit for the three months ended June 30, 2011 was $(19.4) million, compared with $(7.8) million for the same period of the prior fiscal year. The higher benefit was primarily the result of a higher pre-tax loss in the current quarter, partially offset by a $4.0 million tax expense associated with permanent tax differences realized due to the sale of First Southeast. The effective tax rate for the three months ended June 30, 2011 was 31.46%, compared with 38.43% for the same period of fiscal 2010. The decrease in the effective tax rate was primarily the result of an increase in the tax loss relative to unfavorable permanent tax adjustments recognized in the current quarter associated with the sale of First Southeast and the goodwill impairment.

The income tax benefit for the nine months ended June 30, 2011 was $(19.7) million, compared with a benefit of $(24.5) million for the same period of fiscal 2010. The lower tax benefit was primarily the result of the above mentioned permanent tax difference. The effective tax rate for the nine months ended June 30, 2011 was 31.67%, compared with 39.37% for the same period of fiscal 2010. The decrease in the effective tax rate was primarily the result of a higher taxable loss in the current fiscal year as well as an increase in permanent tax adjustments recognized in the third quarter of 2011 due to the sale of First Southeast and the goodwill impairment.

NOTE 9. Share-Based Payment Arrangements

          First Financial has two share-based compensation plans authorizing the granting of qualified and nonqualified stock options, restricted stock awards, and stock appreciation rights to employees and non-employee directors as well as performance awards to non-employee directors. As of June 30, 2011, aggregate shares available for future issuance under the current shareholder approved plans may not exceed 1,224,762. This total includes 273,941 shares still outstanding from earlier adopted plans from which no new grants may be issued. At June 30, 2011, First Financial had 455,897 shares related to option and stock appreciation rights and 225,000 shares related to restricted stock awards available for grant.

          Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date. Forfeited and expired options become available for future grants.

          Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations based on the fair value at the date of grant and is recognized on a straight line basis over the requisite service period of the awards. For the three and nine months ended June 30, 2011, First Financial recorded a net share-based compensation expense of $185 thousand and $288 thousand, respectively, as compared with an expense of $185 thousand and $288 thousand for the same periods of the prior fiscal year. First Financial recognized an income tax benefit of approximately $100 thousand for the nine months ended June 30, 2011 and 2010, respectively, related to share-based compensation. For all other periods presented the tax benefit was less than $100 thousand.

          A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Outstanding at September 30, 2010	720,851	$24.63
Granted	—	—
Exercised	—	—
Forfeited or expired	(176,986)	25.71

Outstanding at June 30, 2011	543,865	$24.27	2.1	$1

Exercisable at June 30, 2011	442,095	$26.10	1.9	$—

          As of June 30, 2011, there was $395 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

NOTE 10. Commitments and Contingencies

Branch Purchase and Assumption Agreement

On June 22, 2011, First Financial announced First Federal signed a purchase and assumption agreement with Liberty Savings Bank, FSB (“Liberty”) to acquire the deposits and select loans associated with Liberty’s five bank branches in the Hilton Head, South Carolina market. Based on information available at signing, First Federal expects to acquire approximately $110 million in deposits and $27 million in loans. The transaction is subject to regulatory approval and is expected to close in the fourth calendar quarter.

Loan commitments

          Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a 12 month period. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties. Unused lines of credit on equity loans, credit cards, other consumer and commercial loans and standby letters of credit were $354.8 million at June 30, 2011.

          Outstanding commitments on loans not yet closed, including commitments issued to correspondent lenders, totaled $24.0 million at June 30, 2011. These were principally commitments for loans on single-family residential and commercial property. Outstanding undisbursed closed construction loans, primarily consisting of permanent residential construction, and commercial property construction, totaled $28.4 million at June 30, 2011. In addition, at June 30, 2011, First Federal had undisbursed closed loans of $17.1 million.

Standby letters of credit

          Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of June 30, 2011, there was no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2011, was $900 thousand.

Derivative instruments

          First Financial uses derivatives as part of its interest rate management activities. First Financial does not elect hedge accounting treatment for any of its derivative transactions; consequently, all changes in the fair value of derivative instruments are recorded as noninterest income in the Consolidated Statements of Operations.

          As part of the risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell loans, securities or other money market instruments at a future specified date at a specified price or yield. First Financial’s obligations under forward contracts consist of commitments to deliver mortgage loans in the secondary market at a future date and commitments to sell “to be issued” MBS. The commitments to originate fixed rate conforming loans totaled $39.7 million at June 30, 2011. It is anticipated that $31.6 million or approximately 80% of these loans will close. The fair value of this $31.6 million represents an asset, which totaled $41 thousand at June 30, 2011. The off-balance sheet obligations under the above derivative instruments totaled $72.0 million at June 30, 2011, with a fair value of $438 thousand as of June 30, 2011.

          First Financial utilizes derivative instruments, such as futures contracts and exchange-traded option contracts to achieve a fair value return that would substantially offset the changes in fair value of MSRs attributable to interest rates. Changes in the fair value of these derivative instruments are recorded net in noninterest income in loan servicing operations, and are offset by the changes in the fair value of the MSRs. During the nine months ended June 30, 2011, gross MSRs values decreased $912 thousand due to portfolio runoff, partially offset by positive interest rate movements, while hedge losses totaled $40 thousand. The notional value of off-balance sheet positions as of June 30, 2011 totaled $61.0 million with a fair value of an asset of $25 thousand.

NOTE 11. Business Segments

          Prior to June 30, 2011, First Financial had two principal operating segments, banking and insurance, which were evaluated regularly by management and First Financial’s Board of Directors in deciding how to allocate resources and assess performance. On June 1, 2011, First Financial sold its insurance agency subsidiary, First Southeast, and its results of operations are now segregated from continuing operations and displayed as (loss) income from discontinued operations on a net basis. As displayed in the table below, the remaining components of the former Insurance segment are no longer material on an individual component (ie. noninterest income, noninterest expense, etc.) or a net income basis. First Financial continues to monitor the revenue streams of its various financial products and services but now manages its operations and evaluates its financial performance on a consolidated basis. As of June 30, 2011, First Financial considers its former Banking and Other business segments to not be independent and determined that they are one operating segment. The following table summarizes the impact of the sale on the remaining operations and demonstrates the immaterial nature of the remaining insurance segment. Effective with the September 30, 2011 financial statements, First Financial will no longer report business segment results.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010

(in thousands)	Banking	Insurance	Other	Total	Banking	Insurance	Other	Total

Interest income	$39,468	$8	$(4)	$39,472	$44,265	$9	$(6)	$44,268
Interest expense	9,323	—	733	10,056	12,390	—	662	13,052

Net interest income	30,145	8	(737)	29,416	31,875	9	(668)	31,216
Provision for loan losses	77,803	—	—	77,803	36,373	—	—	36,373

Net interest (loss) income after provision for loan losses	(47,658)	8	(737)	(48,387)	(4,498)	9	(668)	(5,157)
Noninterest income	10,824	1,237	7,108	19,169	11,881	1,071	519	13,471
Noninterest expense	27,173	2,906	2,419	32,498	25,136	979	2,559	28,674

(Loss) income from continuing operations before income taxes	(64,007)	(1,661)	3,952	(61,716)	(17,753)	101	(2,708)	(20,360)
Income tax (benefit) expense from continuing operations	(24,978)	(636)	6,197	(19,417)	(6,899)	39	(965)	(7,825)

Net (loss) income from continuing operations	(39,029)	(1,025)	(2,245)	(42,299)	(10,854)	62	(1,743)	(12,535)
(Loss) income from discontinued operations	—	(701)	—	(701)	—	506	—	506

Net (loss) income	$(39,029)	$(1,726)	$(2,245)	$(43,000)	$(10,854)	$568	$(1,743)	$(12,029)

	Nine Months Ended June 30, 2011				Nine Months Ended June 30, 2010

	Banking	Insurance	Other	Total	Banking	Insurance	Other	Total

Interest income	$121,719	$19	$(10)	$121,728	$137,751	$27	$(13)	$137,765
Interest expense	30,555	—	2,222	32,777	40,014	—	2,170	42,184

Net interest income	91,164	19	(2,232)	88,951	97,737	27	(2,183)	95,581
Provision for loan losses	100,961	—	—	100,961	107,615	—	—	107,615

Net interest (loss) income after provision for loan losses	(9,797)	19	(2,232)	(12,010)	(9,878)	27	(2,183)	(12,034)
Noninterest income	31,645	3,024	8,031	42,700	31,683	2,682	1,282	35,647
Noninterest expense	82,525	4,953	5,578	93,056	77,637	2,997	5,236	85,870

(Loss) income from continuing operations before income taxes	(60,677)	(1,910)	221	(62,366)	(55,832)	(288)	(6,137)	(62,257)
Income tax (benefit) expense from continuing operations	(23,890)	(731)	4,872	(19,749)	(22,191)	(163)	(2,155)	(24,509)

Net (loss) income from continuing
operations	(36,787)	(1,179)	(4,651)	(42,617)	(33,641)	(125)	(3,982)	(37,748)
Income from discontinued operations	—	354	—	354	—	2,131	—	2,131

Net (loss) income	$(36,787)	$(825)	$(4,651)	$(42,263)	$(33,641)	$2,006	$(3,982)	$(35,617)

Total assets	$3,210,021	$9,410	$2,113	$3,221,544	$3,271,969	$56,965	$(4,590)	$3,324,344

NOTE 12. Discontinued Operations

          On May 26, 2011, First Financial entered into a stock purchase agreement with Hub whereby Hub agreed to acquire all of the stock of First Southeast. On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial has no continuing cash flow from First Southeast.

          First Southeast had experienced a decline in revenues and returns over the last several years, primarily the result of recessionary economy and a generally soft insurance market, which negatively impacted premium pricing. In addition, First Financial evaluated its future capital requirements in light of upcoming regulatory capital changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and determined that re-deploying the capital supporting the insurance agency to support the banking operations would increase overall value and returns to shareholders. The sale of First Southeast also generated tangible capital as it eliminated $28.9 million in goodwill and intangibles.

          The table below summarizes the assets and liabilities of First Southeast as of September 30, 2010.

(in thousands)	September 30, 2010

Assets
Cash and due from banks	$375
Interest-bearing deposits with banks	4,900

Total cash and cash equivalents	5,275
Premises and equipment, net	763
Goodwill	22,508
Other intangible assets, net	6,671
Other assets	1,257

Total discontinued assets	$36,474

Liabilities
Other liabilities	2,458

Total discontinued liabilities	$2,458

          The operating results for the three and nine months ended June 30, 2011 and June 30, 2010 were as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,

(in thousands)	2011	2010	2011	2010

Interest Income	$4	$13	$24	$31
Noninterest income
Insurance	3,357	5,229	13,860	16,555
Other	(1)	5	(1)	4

Total noninterest income	3,360	5,247	13,883	16,590

Noninterest expense
Salaries and employee benefits	3,018	3,376	9,644	9,899
Occupancy costs	145	210	586	635
Furniture and equipment	128	212	542	644
Professional services	7	18	39	34
Advertising and marketing	24	33	113	120
Intangible asset amortization	90	129	361	409
Other expense	1,104	451	2,032	1,380

Total noninterest expense	4,516	4,429	13,317	13,121

(Loss) income from discontinued operations before taxes	(1,156)	818	566	3,469
Income tax (benefit) expense from discontinued operations	(455)	312	212	1,338

Net (loss) income from discontinued operations	$(701)	$506	$354	$2,131

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data

	Three Months Ended

(dollars in thousands, except per share data)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Summary of Operations
Interest income	$39,472	$40,184	$42,072	$43,108	$44,268
Interest expense	10,056	10,897	11,824	12,274	13,052

Net interest income	29,416	29,287	30,248	30,834	31,216
Provision for loan losses	77,803	12,675	10,483	17,579	36,373

Net interest (loss) income after provision for loan losses	(48,387)	16,612	19,765	13,255	(5,157)
Noninterest income	19,169	12,212	11,319	13,771	13,471
Noninterest expense	32,498	31,073	29,485	30,297	28,674

(Loss) income from continuing operations before taxes	(61,716)	(2,249)	1,599	(3,271)	(20,360)
Income tax (benefit) expense from continuing operations	(19,417)	(902)	570	(1,557)	(7,825)

Net (loss) income from continuing operations	(42,299)	(1,347)	1,029	(1,714)	(12,535)
(Loss) income from discontinued operations	(701)	917	138	542	506

Net (loss) income	(43,000)	(430)	1,167	(1,172)	(12,029)
Preferred stock dividends	812	812	813	813	813
Accretion on preferred stock	149	147	144	142	140

Net (loss) income available to common shareholders	$(43,961)	$(1,389)	$210	$(2,127)	$(12,982)

Per Common Share Data
Net (loss) income per common share from continuing operations
Basic	$(2.62)	$(0.14)	$0.00	$(0.16)	$(0.82)
Diluted	(2.62)	(0.14)	0.00	(0.16)	(0.82)
Net (loss) income per common share from discontinued operations
Basic	$(0.04)	$0.06	$0.01	$0.03	$0.03
Diluted	(0.04)	0.06	0.01	0.03	0.03
Net (loss) income per common share
Basic	$(2.66)	$(0.08)	$0.01	$(0.13)	$(0.79)
Diluted	(2.66)	(0.08)	0.01	(0.13)	(0.79)

Market price, end of period	8.97	11.31	11.51	11.14	11.45
Book value per common share	12.20	14.92	15.15	15.32	15.66
Tangible book value per common share (non-GAAP)[1]	11.83	12.65	12.86	13.02	13.34
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, end of period	16,527	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,221,544	$3,302,012	$3,301,338	$3,323,015	$3,324,344
Investment securities	478,570	446,464	435,498	473,372	482,270
Loans	2,372,069	2,559,845	2,583,367	2,564,348	2,590,819
Allowance for loan losses	55,491	85,138	88,349	86,871	86,945
Deposits	2,315,745	2,344,780	2,409,612	2,415,063	2,463,658
Advances from FHLB and long-term debt	604,704	608,710	544,310	555,439	525,568
Shareholders’ equity	266,564	311,527	315,322	318,190	323,797
Balance Sheet Summary, average for the quarter
Assets	$3,294,350	$3,310,796	$3,323,825	$3,316,098	$3,358,635
Investment securities	464,277	435,568	453,666	457,363	494,171
Loans	2,548,417	2,590,383	2,585,589	2,582,361	2,606,284
Allowance for loan losses	81,025	88,086	87,605	86,994	84,665
Deposits	2,360,572	2,397,801	2,424,807	2,450,148	2,466,284
Advances from FHLB and long-term debt	593,103	555,630	543,039	519,619	547,729
Shareholders’ equity	302,996	313,663	318,202	321,379	330,829
Selected Ratios from Continuing Operations
Return on average assets[2]	(5.14)%	(0.16)%	0.12%	(0.21)%	(1.49)%
Return on average equity[2]	(55.84)	(1.72)	1.29	(2.13)	(15.15)
Net interest margin (FTE)[3]	3.83	3.83	3.83	3.92	3.95
Efficiency ratio (non-GAAP)[1]	76.93	77.02	69.77	67.35	63.51
Selected Ratios from Consolidated Operations
Return on average assets[2]	(5.22)%	(0.05)%	0.14%	(0.14)%	(1.43)%
Return on average equity[2]	(56.77)	(0.55)	1.47	(1.46)	(14.54)
Capital Ratios
Equity to assets	8.27%	9.43%	9.55%	9.58%	9.74%
Tangible common equity to tangible assets (non-GAAP)[1]	6.08	6.40	6.51	6.55	6.71
Leverage capital ratio[4]	7.48	8.58	8.58	8.47	8.46
Tier 1 risk-based capital ratio[4]	10.07	11.51	11.42	11.27	11.19
Total risk-based capital ratio[4]	11.33	12.78	12.69	12.55	12.46

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Annualized percentages
[3]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
[4]

These ratios are calculated for First Federal. In July 2011, First Financial downstreamed $20.0 million of capital to First Federal. After the effect of the downstream, the June 30, 2011, pro forma leverage capital, tier 1 risk-based capital, and total risk-based capital ratios for First Federal are 8.05%, 10.91%, and 12.18%, respectively.

Five Quarter Summary of Selected Financial Data (continued)

	Three Months Ended

(dollars in thousands, except per share data)	2011	2011	2010	2010	2010

Asset Quality Metrics
Allowance for loan losses as a percent of loans	2.34%	3.33%	3.42%	3.39%	3.36%
Allowance for loan losses as a percent of nonperforming loans	130.36	54.48	56.41	61.54	65.75
Nonperforming loans as a percent of loans	1.79	6.10	6.06	5.50	5.10
Nonperforming assets as a percent of loans and other repossessed assets acquired[1]	4.63	7.05	6.77	5.94	5.56
Nonperforming assets as a percent of total assets	3.51	5.52	5.34	4.61	4.35
Net loans charged-off as a percent of average loans[2]	16.87	2.45	1.39	2.73	4.94
Net loans charged-off	$107,450	$15,886	$9,005	$17,652	$32,159
Asset Quality Metrics excluding Nonperforming Loans Held For Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of loans and other repossessed assets acquired	2.93%	7.05%	6.77%	5.94%	5.56%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	2.18	5.52	5.34	4.61	4.35
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of loans	2.51%	3.57%	3.68%	3.66%	3.65%
Allowance for loan losses as a percent of nonperforming loans	216.35	60.79	61.83	66.15	70.80
Nonperforming loans as a percent of loans	1.16	5.87	5.95	5.54	5.15
Nonperforming assets as a percent of loans and other repossessed assets acquired[1]	3.91	6.65	6.46	5.82	5.49
Nonperforming assets as a percent of total assets	2.76	4.84	4.72	4.16	3.95
Asset Quality Metrics Excluding Covered Loans and Nonperforming Loans Held for Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of loans and other repossessed assets acquired	2.07%	6.65%	6.46%	5.82%	5.49%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	1.43	4.84	4.72	4.16	3.95

[1]	Nonperforming loans held for sale in the amount of $42,656 thousand is included in loans.
[2]	Annualized percentage

          The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution, First Federal Savings and Loan Association of Charleston (“First Federal”) with regard to their financial condition and results of operations for the three and nine months ended June 30, 2011. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2010 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2010 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

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

Discontinued Operations

          As a result of First Financial’s sale of its insurance agency subsidiary, First Southeast Insurance Services, Inc. (“First Southeast”), which was completed on June 1, 2011, the financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this Form and, as such, are presented as a discontinued operation. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or net income for any of the prior periods.

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

•

First Financial is highly dependent on key members of its senior management team, which has changed significantly during the past two years, and there is risk that it will not be able to develop a cohesive and unified management team.

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

•

While the remaining insurance activities are significantly reduced, a general decline in economic conditions and volatility or decline in premiums or claims associated with catastrophic events may adversely affect the revenues of First Financial’s insurance segment.

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
•

The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the implementing regulations, which has, among other things, eliminated the Office of Thrift Supervision (“OTS”), resulting in the powers and responsibilities of the OTS being assumed by the Office of the Comptroller of the Currency with respect to First Federal and the Federal Reserve Board (“Federal Reserve”) with respect to First Financial, tightened capital standards, created a new Bureau of Consumer Financial Protection and is expected to result in new regulations that are expected to increase First Financial’s costs of operations.

•

Increased competition with other financial institutions may have an adverse effect on First Financial’s ability to retain and grow its client base, which could have a negative effect on financial condition and results of operations.

•	First Financial may be adversely affected by the soundness of other financial institutions.
•	If First Financial’s goodwill becomes further impaired, it may need to record an additional impairment charge, which could negatively affect results of operations and capital.
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

•

If the FDIC changes its assessment rate or deposit insurance premium methodology, First Financial’s FDIC insurance premium may increase and this could have a negative effect on First Financial’s financial condition or results of operations.

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

Critical Accounting Policies

          First Financial’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, goodwill, fair value measurements, and income taxes. First Financial believes that these estimates and the related accounting policies are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2010 Annual Report on Form 10-K, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies” in First Financial’s 2010 Annual Report on Form 10-K. For additional information regarding updates during fiscal 2011, see Note 1 to the Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures

          In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, and tangible common book value. We believe these non-GAAP financial measures provide additional information that is useful to investors in understanding our underlying performance, our business and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the above non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

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

          The following table presents the calculation of these non-GAAP measures for the past five quarters.

Non-GAAP Reconciliation (Unaudited)	For the Three Months Ended

(in thousands, except per share data)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Efficiency Ratio from Continuing Operations
Net interest income (A)	$29,416	$29,287	$30,248	$30,834	$31,216
Taxable equivalent adjustment (B)	144	144	157	149	148
Noninterest income (C)	19,169	12,212	11,319	13,771	13,471
Gain on sale of business (D)[1]	6,540	—	—	—	—
Net securities gains (losses) (E)	(54)	1,297	(534)	(230)	(311)
Noninterest expense (F)	32,498	31,073	29,485	30,297	28,674
Efficiency Ratio: F/(A+B+C-D-E) (non-GAAP)	76.93%	77.02%	69.77%	67.35%	63.51%

Tangible Assets and Tangible Common Equity
Total assets	$3,221,544	$3,302,012	$3,301,338	$3,323,015	$3,324,344
Goodwill[2]	(3,250)	(28,260)	(28,260)	(28,260)	(28,260)
Other intangible assets, net[3]	(2,776)	(9,278)	(9,515)	(9,754)	(9,997)

Tangible assets (non-GAAP)	$3,215,518	$3,264,474	$3,263,563	$3,285,001	$3,286,087

Total shareholders’ equity	$266,564	$311,527	$315,322	$318,190	$323,797
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill[2]	(3,250)	(28,260)	(28,260)	(28,260)	(28,260)
Other intangible assets, net[3]	(2,776)	(9,278)	(9,515)	(9,754)	(9,997)

Tangible common equity (non-GAAP)	$195,538	$208,989	$212,547	$215,176	$220,540

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.08%	6.40%	6.51%	6.55%	6.71%
Tangible common book value per share (non-GAAP)	$11.83	$12.65	$12.86	$13.02	$13.34

Pre-tax Pre-provision Earnings from Continuing Operations
(Loss) income before income taxes	$(61,716)	$(2,249)	$1,599	$(3,271)	$(20,360)
Provision for loan losses	77,803	12,675	10,483	17,579	36,373

Pre-tax pre-provision earnings (non-GAAP)	$16,087	$10,426	$12,082	$14,308	$16,013

[1]	The gain resulted from the sale of First Financial’’s insurance agencey subsidiary, First Southeast, which was completed on June 1, 2011.
[2]

Goodwill represents goodwill for Continuing Operations, as show n on the Consolidated Balance Sheets, and includes goodwill for Discontinued Operations of $22.5 million for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

[3]

Intangible assets represents intangible assets for Continuing Operations, as shown on the Consolidated Balance Sheets, and includes intangible assets for Discontinued Operations of $6.4 million, $6.5 million, $6.7 million and $6.8 million for the quarters ended March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

Results of Operations

          First Financial recorded a net loss of $(43.0) million for the third fiscal quarter or three months ended June 30, 2011, compared with $(12.0) million for the three months ended June 30, 2010. The net loss for the current fiscal quarter was the result of an additional provision for loan losses associated with reclassifying $155.3 million of portfolio loans to loans held for sale at estimated fair value, less transaction costs. After the effect of the preferred stock dividend and related accretion, First Financial recorded a net loss available to common shareholders of $(44.0) million for the three months ended June 30, 2011, compared with $(13.0) million for the three months ended June 30, 2010. Diluted net loss per common share was $(2.66) for the current quarter, compared with $(0.79) for the same quarter last year.

          For the nine months ended June 30, 2011, First Financial recorded a net loss of $(42.3) million, compared with $(35.6) million for the same period of fiscal 2010. After the effect of the preferred stock dividend and related accretion, the net loss available to common shareholders was $(45.1) million for the nine months ended June 30, 2011, compared with $(38.5) million for the same period of fiscal 2010. Diluted net loss per common share was $(2.73) compared with $(2.33) for the same period of fiscal 2010.

Third Quarter Fiscal 2011 Highlights

•

First Financial completed the sale of First Southeast to Hub International, LLC on June 1, 2011 for a cash purchase price of $38.0 million and recorded a $6.5 million pre-tax gain on the sale (excluding transaction related costs).

•

On June 22, 2011, First Financial announced First Federal signed a purchase and assumption agreement with Liberty Savings Bank, FSB (“Liberty”) to acquire the deposits and select loans associated with Liberty’s five bank branches in the Hilton Head, South Carolina market. Based on information available at signing, First Federal expects to acquire approximately $110 million in deposits and $27 million in loans. The transaction is subject to regulatory approval and is expected to close in the fourth calendar quarter.

•

Effective June 30, 2011, First Financial reclassified $155.3 million of certain nonperforming and performing loans to loans held for sale. First Financial is pursuing potential sale alternatives that are expected to result in the disposition of these assets prior to the calendar year end. As a result of the reclassification, First Financial recorded the following:

	o	Charged-off $95.0 million against the allowance for loan losses to record the loans at estimated fair value, less transaction costs;
	o	Recorded a net incremental provision for loan losses of $65.7 million;
	o	Reduced delinquent loans at June 30, 2011 by $6.3 million;
	o	Reduced nonperforming loans at June 30, 2011 by $111.0 million; and
	o	Transferred $60.3 million to loans held for sale at estimated fair value.

Net Interest Income

          The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	For the Three Months Ended June 30,
	2011			2010

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$6,681	$1	0.06%	$5,735	$4	0.25%
Securities available for sale	403,052	4,178	4.16	425,528	5,553	5.23
Securities held to maturity[1]	21,968	272	7.60	22,502	279	7.61
Nonmarketable securities - FHLB stock	39,257	77	0.79	46,141	50	0.43
Loans[2]	2,566,827	34,497	5.39	2,617,584	37,485	5.74
FDIC indemnification asset, net	61,261	447	2.93	66,105	897	5.44

Total earning assets	3,099,046	39,472	5.13%	3,183,595	44,268	5.60%

Nonearning assets
Cash and due from banks	57,411			57,887
Allowance for loan losses	(81,025)			(76,938)
Other assets	192,685			157,228
Assets from discontinued operations	26,233			36,863

Total assets	$3,294,350			$3,358,635

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$440,905	$331	0.30%	$378,240	$414	0.44%
Savings and money market	507,622	527	0.42	503,962	1,107	0.88
Time deposits	1,167,749	5,071	1.74	1,358,775	6,668	1.97

Total deposits	2,116,276	5,929	1.12%	2,240,977	8,189	1.47%
Advances from FHLB	547,291	3,330	2.44	501,917	4,066	3.25
Long-term debt	45,812	797	6.98	45,812	797	6.98

Total interest-bearing liabilities	2,709,379	10,056	1.49%	2,788,706	13,052	1.88%

Noninterest-bearing liabilities
Noninterest-bearing checking	244,296			225,306
Other liabilities	35,419			10,899
Liabilities from discontinued operations	2,260			2,895

Total liabilities	2,991,354			3,024,911
Shareholders’ equity	302,996			330,829

Total liabilities and shareholders’ equity	$3,294,350			$3,358,635

Net interest income/interest spread		$29,416	3.64%		$31,216	3.72%

Contribution of noninterest bearing sources of funds[3]			0.19			0.23

Net interest margin (FTE)[4]			3.83%			3.95%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $144 thousand, and $148 thousand for the three months ended June 30, 2011, and 2010, respectively, calculated based on a federal tax rate of 35%.

[2]	Average loans include loans held for sale and nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.
[3]	Equates to total cost of funds of 1.37% and 1.74% for the three months ended June 30, 2011, and 2010, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

Average Balances, Net Interest Income, Average Rates	For the Nine Months Ended June 30,
	2011			2010

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$8,116	$9	0.15%	$6,406	$7	0.15%
Securities available for sale	388,240	13,244	4.56	456,643	18,007	5.27
Securities held to maturity[1]	22,127	840	7.77	22,473	903	8.22
Nonmarketable securities - FHLB stock	40,870	240	0.79	46,141	67	0.19
Loans[2]	2,597,093	105,707	5.44	2,649,604	115,770	5.84
FDIC indemnification asset, net	64,942	1,688	3.48	64,624	3,011	6.23

Total earning assets	3,121,388	121,728	5.23%	3,245,891	137,765	5.69%

Nonearning assets
Cash and due from banks	55,141			58,135
Allowance for loan losses	(85,569)			(77,803)
Other assets	196,398			161,469
Assets from discontinued operations	28,573			36,799

Total assets	$3,315,931			$3,424,491

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$418,014	$1,106	0.35%	$361,071	$1,150	0.43%
Savings and money market	500,149	1,672	0.45	497,416	3,423	0.92
Time deposits	1,244,982	17,630	1.89	1,292,315	20,169	2.09

Total deposits	2,163,145	20,408	1.26%	2,150,802	24,742	1.54%
Advances from FHLB	518,065	9,979	2.58	532,393	14,664	3.68
Long-term debt	45,812	2,390	6.98	151,318	2,778	2.45

Total interest-bearing liabilities	2,727,022	32,777	1.61%	2,834,513	42,184	1.99%

Noninterest-bearing liabilities
Noninterest-bearing checking	236,586			219,432
Other liabilities	37,632			22,808
Liabilities from discontinued operations	2,895			3,116

Total liabilities	3,004,135			3,079,869
Shareholders’ equity	311,796			344,622

Total liabilities and shareholders’ equity	$3,315,931			$3,424,491

Net interest income/interest spread		$88,951	3.62%		$95,581	3.70%

Contribution of noninterest bearing sources of funds[3]			0.21			0.25

Net interest margin (FTE)[4]			3.83%			3.96%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $446 thousand, and $479 thousand for the nine months ended June 30, 2011, and 2010, respectively, calculated based on a federal tax rate of 35%.

[2]	Average loans include loans held for sale and nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.
[3]	Equates to total cost of funds of 1.48% and 1.85% for the nine months ended June 30, 2011, and 2010, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

          The declines in net interest margin for the three and nine month periods were primarily the result of reductions in the yield on assets exceeding the decline in cost of funds. Increases in nonperforming loan levels reduced the net interest margin in the nine months ended June 30, 2011 by approximately 3.0 basis points from the prior fiscal year. First Financial continues to reprice deposits as market competition will support, and earning assets continue to reprice and be replaced with lower yielding assets due to the current low interest rate environment.

          The declines in net interest income for the three and nine month periods were primarily the result of a decline in average earning assets due to lower loan demand from creditworthy borrowers and loan charge-offs, as well as using cash flow from investment securities to fund maturing deposits or paydown borrowings rather than being fully reinvested.

          The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	For The Three Months Ended June 30, 2011 versus 2010 Increase (Decrease) Due to			For The Nine Months Ended June 30, 2011 versus 2010 Increase (Decrease) Due to

(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$—	$(3)	$(3)	$2	$—	$2
Securities available for sale	(280)	(1,095)	(1,375)	(2,505)	(2,258)	(4,763)
Securities held to maturity	(7)	—	(7)	(14)	(49)	(63)
Nonmarketable securities - FHLB stock	(8)	35	27	(8)	181	173
Loans	(715)	(2,273)	(2,988)	(2,259)	(7,804)	(10,063)
FDIC indemnification asset, net	(61)	(389)	(450)	15	(1,338)	(1,323)

Total interest income	$(1,071)	$(3,725)	$(4,796)	$(4,769)	$(11,268)	$(16,037)

Interest expense
Deposits:
Interest-bearing checking	$61	$(144)	$(83)	$167	$(211)	$(44)
Savings and money market	(27)	(553)	(580)	(70)	(1,681)	(1,751)
Time deposits	(877)	(720)	(1,597)	(719)	(1,820)	(2,539)

Total deposits	(843)	(1,417)	(2,260)	(622)	(3,712)	(4,334)
Advances from FHLB, and long-term debt	343	(1,079)	(736)	(3,296)	(1,777)	(5,073)

Total interest expense	(500)	(2,496)	(2,996)	(3,918)	(5,489)	(9,407)

Net interest income	$(571)	$(1,229)	$(1,800)	$(851)	$(5,779)	$(6,630)

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses

          After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $77.8 million for the quarter ended June 30, 2011, compared with $36.4 million for the same quarter last fiscal year. The increase was primarily the result of $65.7 million in additional provision related to the above mentioned loan reclassification, which was the net result of the incremental charge-offs to write-down the loans transferred to estimated fair value and a reserve release comprised of the specific reserves and allocated general reserves associated with the transferred loans, as well as adjustments to the internal and external qualitative factors for the risk inherent in the remaining loan portfolio Excluding the effects of the loan reclassification, the provision for loan losses during the third quarter of fiscal 2011 would have been $12.1 million. For the nine months ended June 30, 2011, the provision for loan losses was $101.0 million, compared with $107.6 million for the same period of fiscal 2010. The decrease was primarily the result of lower net charge-offs and some stabilization in the level of classified loans during the current fiscal year, partially offset by the $65.7 million in additional provision related to the loan reclassification. See “ – Asset Quality” and “ – Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest Income

	Three Months Ended June 30,		Nine Months Ended June 30,		Three Month Change		Nine Month Change

(dollars in thosuands)	2011	2010	2011	2010	$	%	$	%

Service charges and fees on deposit accounts	$6,982	$6,645	$19,641	$19,129	$337	5.1%	$512	2.7%
Insurance	1,239	1,069	3,007	2,680	170	15.9	327	12.2
Mortgage and other loan income	2,045	2,469	5,798	7,012	(424)	(17.2)	(1,214)	(17.3)
Trust and plan administration	1,116	1,016	3,405	3,327	100	9.8	78	2.3
Brokerage fees	657	644	1,837	1,690	13	2.0	147	8.7
Gain on sale	6,540	—	6,540	—	6,540	NM	6,540	NM
Other	644	1,939	1,763	4,432	(1,295)	(66.8)	(2,669)	(60.2)
Net securities gains	—	—	1,419	—	—	NM	1,419	NM
Net impairment losses recognized in earnings	(54)	(311)	(710)	(2,623)	257	(82.6)	1,913	(72.9)

Total noninterest inocme	$19,169	$13,471	$42,700	$35,647	$5,698	42.3%	$7,053	19.8%

*NM - Not meaningful.

          The increase in noninterest income for the current three month period as compared with the same period last fiscal year was primarily the result of the $6.5 million gain (excluding transaction costs) from the sale of First Southeast, partially offset by a decrease in other income ($1.3 million) due to the receipt of $1.5 million from the FDIC in April 2010 as a final settlement in connection with the 2009 purchase of Cape Fear Bank and a decrease in mortgage and other loan income ($424 thousand) due to a decline in the volume of loans sold during the current quarter.

          For the nine month period, the increase in noninterest income was primarily the result of the gain on the sale of First Southeast ($6.5 million), lower net impairment losses recognized in earnings ($1.9 million), and higher net securities gains ($1.4 million), partially offset by lower other income ($2.7 million) as well as lower mortgage and other loan income ($1.2 million). The increase in net securities gains was primarily the result of a $1.4 million gain on the sale of one security in the second fiscal quarter of 2011. The lower net impairment losses recognized in earnings was primarily the result of lower OTTI charges on investment securities in the current fiscal year. The decrease in other income was primarily the result of the above mentioned $1.5 million settlement with the FDIC in the third fiscal quarter of 2010 and a $1.2 million gain on the donation of a branch location recorded during the first fiscal quarter of 2010. The decrease in mortgage and other loan income was primarily the result of a decline in the volume of loans sold during the nine months ended June 30, 2011 and the reversal of late fees related to nonperforming and charged-off loans.

          On June 29, 2011, the Federal Reserve issued a set of rules implementing the Durbin interchange amendment of the Dodd-Frank Act. The final rule set a cap interchange rate of $0.21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is PIN-based. The rules are effective October 1, 2011 and banks with less than $10.0 billion in assets are considered exempt. At this time, the impact on debit card income for community banks that are exempt from the new interchange rules, including First Federal, is unknown.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest Expense

	Three Months Ended June 30,		Nine Months Ended June 30,		Three Month Change		Nine Month Change

(dollars’ in thosuands)	2011	2010	2011	2010	$	%	$	%

Salaries and employee benefits	$16,451	$15,518	$50,491	$45,472	$933	6.0%	$5,019	11.0%
Occupancy costs	2,203	2,099	6,646	6,562	104	5.0	84	1.3
Furniture and equipment	1,838	2,044	5,524	5,801	(206)	(10.1)	(277)	(4.8)
Other real estate expenses, net	800	809	1,794	4,114	(9)	(1.1)	(2,320)	(56.4)
FDIC insurance and regulatory fees	850	1,112	3,514	3,399	(262)	(23.6)	115	3.4
Professional services	1,658	1,436	4,526	3,045	222	15.5	1,481	48.6
Advertising and marketing	813	674	2,370	2,195	139	20.6	175	8.0
Other loan expense	1,097	451	2,921	1,441	646	143.2	1,480	102.7
Goodwill impairment	2,501	—	2,501	—	2,501	NM	2,501	NM
Intangible asset amortization	102	102	307	307	—	—	—	—
Other expense	4,185	4,429	12,462	13,534	(244)	(5.5)	(1,072)	(7.9)

Total noninterest expense	$32,498	$28,674	$93,056	$85,870	$3,824	13.3%	$7,186	8.4%

*NM - Not meaningful.

          The increase in noninterest expense for the three months ended June 30, 2011 as compared with the same period last fiscal year was primarily the result of a goodwill impairment charge ($2.5 million), higher salaries and employee benefits ($933 thousand) and other loan expense ($646 thousand), partially offset by a net decline in most other noninterest expense categories. The goodwill impairment charge, related to First Financial’s remaining insurance operations, was recorded in the current quarter. See Note 5 to the Consolidated Financial Statements for additional information. Salaries and employee benefits increased over the same quarter last year due to new positions added during the last twelve months in wealth management, correspondent lending, mortgage originations, operations and administrative areas. The increase in other loan expense was primarily the result of higher foreclosure-related expenses due to elevated loan collection activity.

          For the nine months ended June 30, 2011, the increase in noninterest expense was primarily the result of higher salaries and employee benefits ($5.0 million), the above mentioned goodwill impairment charge ($2.5 million), other loan expense ($1.5 million), and professional services ($1.5 million), partially offset by lower other real estate owned (“OREO”) expenses, net ($2.3 million) and other expense ($1.1 million). The increase in salaries and employee benefits was primarily the result of $2.5 million in severance recorded during the current fiscal year as well as positions added during 2010. The increase in other loan expense was primarily the result of higher foreclosure-related expenses due to elevated loan collection activity. The increase in professional services was primarily the result of utilizing outside resources related to loss-share management, implementation of several strategic initiatives, and the fee paid to the advisors of the First Southeast sale. The decrease in OREO expenses, net was primarily the result of a $1.3 million reduction in the second fiscal quarter of 2011 due to OREO valuation loss claims and recoverable expenses on covered OREO acquired from the former Cape Fear Bank that were eligible for reimbursement from the FDIC through the loss share agreement and lower fair value writedowns on properties in the current fiscal year. The decrease in other expense was primarily the result of a $1.2 million contribution in conjunction with the donation of a branch location recorded during the first fiscal quarter of 2010. The variances in the other categories were the result of substantially the same factors discussed above in the quarterly results analysis.

Income Taxes

          The income tax benefit for the three months ended June 30, 2011 was $(19.4) million, compared with $(7.8) million for the same period of the prior fiscal year. The higher benefit was primarily the result of a higher pre-tax loss in the current quarter, partially offset by a $4.0 million tax expense associated with permanent tax differences realized due to the sale of First Southeast. The income tax benefit for the nine months ended June 30, 2011 was $(19.7) million, compared with a benefit of $(24.5) million for the same period of fiscal 2010. The lower tax benefit was primarily the result of the above mentioned permanent tax difference.

          As of June 30, 2011, First Financial had a net deferred tax asset of $16.7 million, compared with $4.0 million at September 30, 2010. The increase was primarily the result of the pre-tax loss in the current quarter, which generated a net operating loss carry-forward, as well as a $3.1 million increase due to the change in other comprehensive income. First Financial evaluates its deferred tax position on a quarterly basis based on its ability to generate future taxable income during the periods in which temporary differences become deductible, changes in existing tax laws, and potential tax strategies. While First Financial recorded a net loss in the current and prior fiscal year-to-date periods, management believes that its strong history of net income, current federal income tax receivables from loss carry-backs, as well as expected reversals of temporary tax differences represent positive evidence that the deferred tax benefits will be realized. As such, First Financial believes that a valuation allowance was not required as of June 30, 2011.

Financial Condition

          Total assets at June 30, 2011, were $3.2 billion, a decrease of $101.5 million or 3.1% from September 30, 2010, and a decrease of $102.8 million or 3.1% from June 30, 2010. The declines were primarily the result of a decrease in the loan portfolio and the sale of First Southeast, partially offset by an increase in loans held for sale and other assets. The decline in the loan portfolio from both prior periods was primarily the result of reclassifying $155.3 million of certain nonperforming and performing loans to loans held for sale as of June 30, 2011.

Cash and Cash Equivalents

          Cash and cash equivalents totaled $65.0 million at June 30, 2011, an increase of $9.7 million or 17.6% over September 30, 2010, and an increase of $8.0 million or 14.0% over June 30, 2010. The increases were the result of normal fluctuations in transaction accounts and a higher volume of cash items in process on the last business day of the current quarter.

Investment Securities

          Investment securities at June 30, 2011 were $478.6 million, essentially unchanged from September 30, 2010 and June 30, 2010. New purchases during the past twelve months were essentially offset by cash flows from maturities and prepayments. See Note 2 to the Consolidated Financial Statements for additional information.

Loans

          The following table summarizes the loan portfolio by major categories.

Loans (in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Residential loans
Residential 1-4 family	$895,650	$916,146	$887,924	$836,644	$810,180
Residential construction	19,603	20,311	15,639	14,436	12,016
Residential land	42,763	48,955	53,772	56,344	57,977

Total residential loans	958,016	985,412	957,335	907,424	880,173

Commercial loans
Commercial business	80,566	91,005	91,129	92,650	111,826
Commercial real estate	482,315	570,300	590,816	598,547	593,894
Commercial construction	16,037	22,269	23,895	28,449	40,102
Commercial land	70,562	119,326	133,899	143,366	164,671

Total commercial loans	649,480	802,900	839,739	863,012	910,493

Consumer loans
Home equity	379,122	387,957	396,010	397,632	404,140
Manufactured housing	274,192	270,694	269,555	269,857	264,815
Marine	57,406	59,428	62,830	65,901	68,393
Other consumer	53,853	53,454	57,898	60,522	62,805

Total consumer loans	764,573	771,533	786,293	793,912	800,153

Total loans	2,372,069	2,559,845	2,583,367	2,564,348	2,590,819
Less: Allowance for loan losses	55,491	85,138	88,349	86,871	86,945

Net loans	$2,316,578	$2,474,707	$2,495,018	$2,477,477	$2,503,874

          Total loans at June 30, 2011, decreased $192.3 million or 7.5% from September 30, 2010, and decreased $218.8 million or 8.4% from June 30, 2010. The declines were primarily the result of reclassifying $155.3 million in certain nonperforming and performing loans to loans held for sale as of June 30, 2011. In addition to the loan reclassification, the loan portfolio declined due to lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to OREO, as well as paydowns due to normal borrower activity.

          The following table summarizes the book value of the loans transferred to loans held for sale as of June 30, 2011.

Loans Transferred To Held For Sale		Delinquent (30 - 89 days	Nonperforming (90 days and
(in thousands)	Current	past due)	greater)	Total

Residential loans
Residential 1-4 family	$4,261	$915	$20,191	$25,367
Residential land	—	—	3,081	3,081

Total residential loans	4,261	915	23,272	28,448

Commercial loans
Commercial business	2,659	—	5,413	8,072
Commercial real estate	23,850	2,959	47,153	73,962
Commercial construction	1,712	—	2,197	3,909
Commercial land	5,533	1,833	31,131	38,497

Total commercial loans	33,754	4,792	85,894	124,440

Consumer loans
Home equity	35	579	1,796	2,410

Total consumer loans	35	579	1,796	2,410

Total loans	$38,050	$6,286	$110,962	$155,298

          At June 30, 2011, loans held for sale was comprised of $24.0 million in residential mortgage loans awaiting sale in the secondary market and $60.3 million of certain nonperforming and performing loans identified to be sold. Loans held for sale at June 30, 2011, increased $55.9 million over September 30, 2010, and increased $69.3 million over June 30, 2010. The increases were primarily the result of the above mentioned loan reclassification, which transferred the loans at estimated fair value, less transaction costs. First Financial is pursuing potential sale alternatives that are expected to result in the disposition of these assets prior to the calendar year end. The residential mortgage loans to be sold in the secondary market generally settle in 45 to 60 days.

          Included in the portfolio loans table above are covered loans. The following table includes the outstanding balance for the covered loans at June 30, 2011. The table also includes the amount of covered delinquent loans and nonperforming loans by category, as well as total other repossessed assets acquired (solely comprised of OREO) and total covered criticized and classified loans.

	As of June 30, 2011

Loans Covered Under Loss Share Agreement (dollars in thousands)	Loan	Delinquent Loans	Nonperforming Loans

Residential loans
Residential 1-4 family[1]	$2,945	$—	$942
Residential land	8,456	—	328

Total residential loans	11,401	—	1,270

Commercial loans
Commercial business	13,317	361	3,007
Commercial real estate	89,336	1,969	10,285
Commercial construction	1,600	—	—
Commercial land	18,270	478	1,988

Total commercial loans	122,523	2,808	15,280

Consumer loans
Home equity	26,467	156	279
Other consumer	1,896	1	89

Total consumer loans	28,363	157	368

Total loans	$162,287	$2,965	$16,918

Other repossessed assets acquired	$7,270
Criticized loans[2]	11,116
Classified loans[2]	41,044

[1]	Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $733 thousand.
[2]	Criticized and classified loans include loans that meet the definition of delinquent or nonperforming as disclosed above.

Asset Quality

          National economic conditions over the last several years have contributed to the historically high credit costs realized by the financial industry. The markets in which First Financial operates are not immune to these conditions, and have been a factor in higher levels of nonperforming assets and charge-offs First Financial has reported since fiscal 2009.

          First Financial has experienced stabilization in its credit metrics over the past two quarters as evidenced by lower delinquent loan and nonperforming loan levels. In addition, the current quarter represents the fifth consecutive quarter of little to no increase in criticized and classified loans. As a result of these trends and in order to further reduce nonperforming loan levels, First Financial selected $155.3 million of certain nonperforming and performing loans considered to have higher risk of further credit deterioration to sell in a bulk transaction rather than work out these loans through the normal special asset resolution process.

          In creating this pool of loans, the objective was to reduce the inherent risk in the overall loan portfolio and minimize future negative migration. The selection process included all nonperforming commercial and residential mortgage loans and was expanded to include performing criticized and classified commercial loans in excess of $200,000, which were believed to have a high probability for further credit deterioration. In addition, loans with direct and indirect exposure to the principal borrower were included to account for the borrower’s entire lending relationship. Finally, certain nonperforming loans with sensitive relationships were removed from the pool as First Financial believes that it can manage these loans with minimal incremental loss exposure.

          A third party advisor was engaged to assess the distressed asset market and to analyze First Financial’s pool relative to recent transactions to determine its estimated value. The elements of the pool were evaluated on a category basis with ranges of comparable loan types as well as on an individual loan basis for the larger credits. The advisor’s assessment, combined with preliminary indicative pricing received on portions of the pool from interested parties was utilized to determine the blended pricing for the pool and approximates fair value.

          The following table summarizes the effect of the loan reclassification on the credit metrics at and for the quarter ended June 30, 2011, and demonstrates that First Federal realized improvements in all credit quality metrics prior to the loan reclassification.

	As of and for the Three Months Ended June 30, 2011

	Delinquent Loans				Nonperforming Loans				Net Charge-Offs

Loan Reclassification	Before		After		Before		After		Before		After

(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans	$2,644	0.27%	$1,729	0.18%	$25,698	2.61%	$2,426	0.25%	$1,698	0.69%	$16,276	6.59%
Commercial loans	10,703	1.38	5,911	0.91	113,618	14.68	27,724	4.27	6,522	3.30	84,910	42.98
Consumer loans	6,996	0.91	6,417	0.84	14,213	1.85	12,417	1.62	4,225	2.20	6,264	3.26

Total loans	$20,343	0.80%	$14,057	0.59%	$153,529	6.07%	$42,567	1.79%	$12,445	1.95%	$107,450	16.87%

Total at March 31, 2011	$26,537				$156,266				$15,886
Change from March 31, 2011	(6,194)				(2,737)				(3,441)

Loan Monitoring

          Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses. An element of the credit risk management process is regular loan reviews to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets and risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio on the basis of risk indicators such as delinquency (as with consumer and residential real estate loans) or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk.

          The ongoing loan review process covers problem loans including all commercial loans greater than $200,000 and more than 30 days past due and all criticized and classified loans over $500,000. Action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if circumstances warrant.

Delinquent Loans

          The following table presents delinquent loans by portfolio for the last five quarters. The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30.

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Delinquent Loans
(30-89 days past due)		% of		% of		% of		% of		% of
(in thousands)	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio	$	Portfolio

Residential loans
Residential 1-4 family	$1,404	0.16%	$3,050	0.33%	$6,712	0.76%	$3,486	0.42%	$5,244	0.65%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	325	0.76	1,398	2.86	432	0.80	302	0.54	799	1.38

Total residential loans	1,729	0.18	4,448	0.45	7,144	0.75	3,788	0.42	6,043	0.69

Commercial loans
Commercial business	2,387	2.96	1,618	1.78	3,476	3.81	2,140	2.31	2,355	2.11
Commercial real estate	2,703	0.56	9,322	1.63	10,600	1.79	8,920	1.49	7,441	1.25
Commercial construction	—	—	—	—	635	2.66	1,981	6.96	—	—
Commercial land	821	1.16	4,220	3.54	5,348	3.99	3,428	2.39	1,192	0.72

Total commercial loans	5,911	0.91	15,160	1.89	20,059	2.39	16,469	1.91	10,988	1.21

Consumer loans
Home equity	3,266	0.86	3,550	0.92	4,355	1.10	4,625	1.16	4,661	1.15
Manufactured housing	2,298	0.84	2,491	0.92	4,043	1.50	3,207	1.19	2,992	1.13
Marine	264	0.46	296	0.50	707	1.13	462	0.70	425	0.62
Other consumer	589	1.09	592	1.11	905	1.56	1,765	2.92	527	0.84

Total consumer loans	6,417	0.84	6,929	0.90	10,010	1.27	10,059	1.27	8,605	1.08

Total delinquent loans	$14,057	0.59%	$26,537	1.04%	$37,213	1.44%	$30,316	1.18%	$25,636	0.99%

          Total delinquent loans at June 30, 2011 decreased $16.3 million or 53.6% from September 30, 2010. The decline was primarily the result of ongoing focused collection efforts, changes in seasonal customer behavior, as well as $6.3 million that transferred to loans held for sale as a result of the above mentioned loan reclassification. Total delinquent loans at June 30, 2011 included $3.0 million in covered loans, as compared with $5.0 million at September 30, 2010.

Nonperforming Assets

          Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibit sufficient weaknesses and doubt as to their ability to repay all principal and interest in accordance with contractual terms have been classified as impaired under ASC 310-10-35 and placed on nonaccrual status.

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

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010

Nonperforming Assets (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$1,242	0.14%	$23,663	2.58%	$20,371	2.29%	$17,350	2.07%	$17,898	2.21%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	451	1.05	3,604	7.36	4,997	9.29	4,872	8.65	5,527	9.53

Total residential loans	1,693	0.18	27,267	2.77	25,368	2.65	22,222	2.45	23,425	2.66

Commercial loans
Commercial business	3,664	4.55	9,151	10.06	9,769	10.72	6,951	7.50	6,789	6.07
Commercial real estate	16,396	3.40	60,256	10.57	57,724	9.77	48,973	8.18	35,560	5.99
Commercial construction	1,451	9.05	4,074	18.29	4,484	18.77	5,704	20.05	5,738	14.31
Commercial land	5,411	7.67	40,740	34.14	43,824	32.73	46,109	32.16	50,269	30.53

Total commercial loans	26,922	4.15	114,221	14.23	115,801	13.79	107,737	12.48	98,356	10.80

Consumer loans
Home equity	9,165	2.42	9,379	2.42	9,450	2.39	6,969	1.75	6,937	1.72
Manufactured housing	2,953	1.08	3,517	1.30	3,609	1.34	2,909	1.08	3,189	1.20
Marine	94	0.16	42	0.07	67	0.11	188	0.29	135	0.20
Other consumer	129	0.24	181	0.34	555	0.96	206	0.34	16	0.03

Total consumer loans	12,341	1.61	13,119	1.70	13,681	1.74	10,272	1.29	10,277	1.28

Total nonaccrual loans	40,956	1.73	154,607	6.04	154,850	5.99	140,231	5.47	132,058	5.10
Loans 90+ days still accruing	76		109		204		175		170
Restructured Loans, still accruing	1,535		1,550		1,578		750		—

Total nonperforming loans	42,567	1.79%	156,266	6.10%	156,632	6.06%	141,156	5.50%	132,228	5.10%
Nonperforming loans held for sale	42,656		—		—		—		—
Other repossessed assets acquired	27,812		25,986		19,660		11,950		12,543

Total nonperfoming assets	$113,035		$182,252		$176,292		$153,106		$144,771

          Total nonperforming loans at June 30, 2011 decreased $98.6 million or 69.8% from September 30, 2010. The decline was primarily the result of $111.0 million of nonperforming loans that transferred to loans held for sale as a result of the above mentioned loan reclassification, partially offset by a net increase in nonperforming loans between September 30, 2010 and December 31, 2010. Nonperforming assets at June 30, 2011 included $16.9 million in nonperforming covered loans and $7.3 million in covered OREO, as compared with $9.8 million in nonperforming covered loans and $4.9 million in covered OREO at September 30, 2010.

          The following table presents net charge-offs by loan category.

	For the Three Months Ended

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010

Net Charge-offs (in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Residential loans
Residential 1-4 family	$12,177	5.28%	$976	0.43%	$612	0.28%	$2,311	1.12%	$1,673	0.84%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	4,099	34.79	620	4.83	735	5.34	1,297	9.08	975	6.51

Total residential loans	16,276	6.59	1,596	0.65	1,347	0.58	3,608	1.61	2,648	1.22

Commercial loans
Commercial business	6,826	30.60	1,829	8.00	264	1.15	1,789	7.00	3,868	13.62
Commercial real estate	41,022	29.15	2,195	1.51	237	0.16	3,402	2.28	5,267	3.55
Commercial construction	3,067	53.06	(3)	(0.05)	314	4.80	270	3.15	2,051	16.30
Commercial land	33,995	118.23	4,824	14.94	2,127	6.14	4,175	10.84	12,165	27.53

Total commercial loans	84,910	42.98	8,845	4.28	2,942	1.38	9,636	4.35	23,351	10.00

Consumer loans
Home equity	4,725	4.91	3,368	3.43	2,974	3.00	2,669	2.66	4,379	4.32
Manufactured housing	1,049	1.54	1,172	1.74	834	1.24	1,145	1.71	950	1.46
Marine	44	0.30	258	1.69	184	1.14	195	1.16	401	2.31
Other consumer	446	3.28	647	4.66	724	4.89	399	2.59	430	2.73

Total consumer loans	6,264	3.26	5,445	2.80	4,716	2.39	4,408	2.21	6,160	3.09

Total net charge-offs	$107,450	16.87%	$15,886	2.45%	$9,005	1.39%	$17,652	2.73%	$32,159	4.94%

          The increase in net charge-offs of $75.3 million for the quarter ended June 30, 2011, over the June 30, 2010, quarter was primarily the result of $95.0 million in gross charge-offs due to the above mentioned loan reclassification, partially offset by lower net charge-offs as a result of First Federal’s normal credit monitoring practices.

          The following table details classified assets by category as well as reserves allocated to classified loans.

	As of June 30, 2011								September 30, 2010

	Performing		Nonperforming		Total

Classified Assets (dollars in thousands)	Covered Classified	Non- covered Classified	Covered Classified	Non- covered Classified	Covered	Non- covered	Total Classified	Allocated Reserves	Total Classified

Residential loans
Residential 1-4 family	$22	$346	$942	$1,033	$964	$1,379	$2,343	$246	$18,953
Residential land	8,046	737	328	123	8,374	860	9,234	256	5,902

Total residential loans	8,068	1,083	1,270	1,156	9,338	2,239	11,577	502	24,855

Commercial loans
Commercial business	2,092	6,815	3,007	657	5,099	7,472	12,571	1,243	19,445
Commercial real estate	11,160	37,339	10,285	6,913	21,445	44,252	65,697	5,054	103,405
Commercial construction	288	1,641	—	1,451	288	3,092	3,380	667	9,832
Commercial land	2,509	7,891	1,988	3,423	4,497	11,314	15,811	2,109	69,550

Total commercial loans	16,049	53,686	15,280	12,444	31,329	66,130	97,459	9,073	202,232

Consumer loans
Home equity	7	—	279	8,886	286	8,886	9,172	2,322	6,921
Manufactured housing	—	—	—	2,953	—	2,953	2,953	422	2,896
Marine	—	—	—	94	—	94	94	19	188
Other consumer	—	—	89	116	89	116	205	24	207

Total consumer loans	7	—	368	12,049	375	12,049	12,424	2,787	10,212

Total classified loans	24,124	54,769	16,918	25,649	41,042	80,418	121,460	12,362	237,299
Loans held for sale	—	—	—	56,056	—	56,056	56,056	—	—
Other repossessed assets acquired	—	—	7,270	20,542	7,270	20,542	27,812	—	11,950

Total classified assets	$24,124	$54,769	$24,188	$102,247	$48,312	$157,016	$205,328	$12,362	$249,249

Allowance for Loan Losses

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

          After determining qualitative adjustments, as applicable, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a present value of expected future cash flow analysis, the estimated fair value of the underlying collateral, or its observable market price.

          The following table sets forth the changes in the allowance.

	Three Months Ended		Nine Months Ended

(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance, beginning of period	$85,138	$82,731	$86,871	$68,473
Provision for loan losses	77,803	36,373	100,961	107,615

Charge-offs	(108,203)	(34,119)	(134,932)	(93,078)
Recoveries	753	1,960	2,591	3,935

Net charge-offs	(107,450)	(32,159)	(132,341)	(89,143)

Balance, end of period	$55,491	$86,945	$55,491	$86,945

          The allowance for loan losses totaled 2.34% of total loans at June 30, 2011, compared with 3.39% of total loans at September 30, 2010, and 3.36% of total loans at June 30, 2010. The decreases were primarily the result of an improvement in credit quality measures and a reduction in the risk inherent in the loan portfolio following the reclassification of $155.3 million of certain nonperforming and performing loans to loans held for sale. As loans held for sale are measured at fair value and further deterioration will be recorded through noninterest income, they are no longer included in the calculation of the allowance for loan losses. The write-down to estimated fair value, less transaction costs, for the transferred loans was charged-off against the allowance for loan losses, which increased the charge-offs for the current quarter. When calculating the allowance for loan losses as of June 30, 2011, the specific and allocated general reserves associated with the transferred loans were released. Further, the internal and external qualitative factors were evaluated and were adjusted for the risk inherent in the remaining loan portfolio. Based on this analysis, $29.3 million was released from the allowance for loan losses.

          Following the reclassification of loans, total delinquent loans decreased 47.0% from March 31, 2011 and nonperforming loans declined 72.8% from March 31, 2011. Nonperforming assets, excluding covered loans and nonperforming loans held for sale, to total assets decreased from 4.84% at March 31, 2011, to 1.43% at June 30, 2011. The allowance for loan losses at June 30, 2011 represents 216.35% of non-covered nonperforming loans, compared with 66.15% at September 30, 2010, and 70.80% at June 30, 2010.

          First Federal has implemented appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented, have utilized relevant information available to make determinations about the allowance, and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate. Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date. Further, management believes that the allowance is appropriate under GAAP for all periods presented.

Other Assets

          Other assets totaled $130.9 million at June 30, 2011, an increase of $37.9 million or 40.8% over September 30, 2010, and an increase of $60.4 million or 85.7% over June 30, 2010. The increases were primarily the result of higher current tax receivable assets associated with the loss recorded in the current fiscal quarter. In addition, the increase over June 30, 2010, was attributed to additional OREO properties acquired during the past twelve months.

Deposits

          Deposits totaled $2.3 billion at June 30, 2011, a decrease of $99.3 million or 4.1% from September 30, 2010, and a decrease of $147.9 million or 6.0% from June 30, 2010. Core deposits, which include checking, savings and money market accounts, totaled $1.2 billion at June 30, 2011, an increase of $57.2 million or 5.1% over September 30, 2010, and an increase of $66.0 million or 5.9% over June 30, 2010. The increases were primarily the result of several marketing initiatives and campaigns during the last twelve months to attract and retain core deposits. Time deposits at June 30, 2011 totaled $1.1 billion, a decrease of $156.5 million or 12.1% from September 30, 2010, and a decrease of $213.9 million or 15.8% from June 30, 2010. The decreases were primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits.

Borrowed Funds

          Borrowed funds are comprised of advances from the FHLB and long-term debt. Borrowings totaled $604.7 million at June 30, 2011, an increase of $49.3 million or 8.9% over September 30, 2010, and an increase of $79.1 million or 15.1% over June 30, 2010. The increases were in FHLB advances as the result of a shift in funding mix due to the planned reduction in high rate retail and wholesale time deposits, partially offset by using cash flow from the investment securities and loan portfolios.

Capital

          Shareholders’ equity totaled $266.6 million at June 30, 2011, a decrease of $51.6 million or 16.2% from September 30, 2010 and a decrease of $57.2 million or 17.7% from June 30, 2010. The decreases were primarily the result of net losses incurred during the last fiscal year. While First Financial is not currently required to report risk-based capital metrics at the holding company level, using June 30, 2011 data on a pro forma basis, Tier 1 capital for First Financial was projected to be in excess of $300 million and total risk-based capital is projected to be in excess of 14%. First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as evidenced by the key capital ratios and additional capital information presented in the following table.

	For the Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

First Financial:
Equity to assets	8.27%	9.43%	9.55%	9.58%	9.74%
Tangible common equity to tangible assets (non-GAAP)	6.08%	6.40%	6.51%	6.55%	6.71%
Book value per common share	$12.20	$14.92	$15.15	$15.32	$15.66
Tangible common book value per share (non-GAAP)	11.83	12.65	12.86	13.02	13.34
Dividends paid per common share, authorized	0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

First Federal:	Regulatory Minimum for “Well-Capitalized”

Leverage capital ratio	4.00%	7.48%	8.58%	8.58%	8.47%	8.46%
Tier 1 risk-based capital ratio	6.00	10.07	11.51	11.42	11.27	11.19
Total risk-based capital ratio	10.00	11.33	12.78	12.69	12.55	12.46

          Effective July 28, 2011, First Financial downstreamed capital of $20.0 million to First Federal. As a result of this action, the pro-forma leverage ratio, the tier 1 risk-based capital ratio, and the total risk-based capital ratio for First Federal at June 30, 2011 was 8.05%, 10.91%, and 12.18%, respectively.

          During the quarter ended March 31, 2011, First Financial applied to the United States Department of the Treasury (“Treasury”) for participation in the Small Business Lending Fund (“SBLF”). If approved, First Financial has the option to accept the capital from the SBLF. If First Financial accepts the capital, the proceeds will be used to repay the TARP CPP capital. As of the filing of this report, First Financial has not received a decision from Treasury.

Contractual Obligations and Off-Balance Sheet Arrangements

          Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2010 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end, except as indicated below. See Note 10 to the Consolidated Financial Statements for additional information.

          On June 22, 2011, First Financial announced that First Federal had signed a purchase and assumption agreement with Liberty to acquire deposits and select loans associated with Liberty’s five branches located in the Hilton Head, South Carolina market. The transaction is subject to regulatory approval and is expected to close in the fourth calendar quarter.

Liquidity

First Federal Liquidity

          An important component of First Federal’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors. Primary sources of liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. The desired level of liquidity is determined by management in conjunction with the Asset/Liability Committee (“ALCO”) of First Federal. The level of liquidity is based on management’s strategic direction, commitments to make loans and the ALCO’s assessment of First Federal’s ability to generate funds. Management believes First Federal has sufficient liquidity to meet foreseeable future funding needs.

          First Federal’s primary sources of funds consist of retail and commercial deposits, wholesale deposits, borrowings from the FHLB and Federal Reserve, principal repayments on loans and mortgage-backed securities, securities sold under agreements to repurchase, and the sale of loans and securities. Each of First Federal’s sources of liquidity is subject to various uncertainties beyond the control of First Federal. As a measure of protection, First Federal has back-up sources of funds available, including excess borrowing capacity and excess liquidity in securities available for sale.

First Financial Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries. Unlike First Federal, First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and for its future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, interest on investment securities and additional borrowings or stock offerings. As of June 30, 2011, First Financial had liquid assets of $66.0 million compared with $26.1 million at September 30, 2010 and $29.9 million at June 30, 2010. The increase in liquid assets was primarily the result of the $38.0 million in cash received as a result of the First Southeast sale, combined with the receipt of dividends from non-bank subsidiaries. On July 28, 2011, First Financial downstreamed $20.0 million to First Federal. After this transaction, First Financial will have in excess of $40.0 million of liquid assets.

Asset and Liability Management

          First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. First Federal’s market risk arises primarily from interest rate risk inherent in its lending, deposit-gathering, and other funding activities. The structure of its loan, investment, deposit, and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in U.S. Treasury and agency securities, MBS, asset-backed and collateralized debt securities including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committee. ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

          The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. First Federal’s profitability is affected by fluctuations in interest rates, thus management focuses on maintaining a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis.

          Based on static gap analysis, rate-sensitive liabilities repricing within one year exceeded rate-sensitive assets repricing within one year by $55 thousand or an immaterial amount of total assets as of June 30, 2011, compared with $26.9 million or 0.8% of total assets at September 30, 2010. The change reflects a more asset-sensitive position than at September 30, 2010 due primarily to extending the maturity profile of time deposits. Repricing gap analysis is limited in its ability to measure interest rate sensitivity. The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch. This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the analysis are estimates of prepayments on fixed-rate loans and mortgage-backed securities in a one-year period and expectations that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors. Also included in the analysis are estimates of core deposit attrition, based on recent studies and regression analysis of the core deposits.

          First Federal is essentially interest rate neutral; however, the slight positive gap normally indicates that a rise in market rates would have a positive effect on net interest income. The opposite would generally occur when an institution has a negative gap position.

          Net interest income simulations were performed as of June 30, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points net interest income would be expected to decrease by 1.31% and 2.78%, respectively, from what it would be if rates were to remain at June 30, 2011 levels. Based on the static gap analysis, First Federal is asset sensitive, therefore interest income would be expected to increase in a rising rate environment. However, net interest income is expected to decrease due to basis risk as assets are generally forecast not to reprice to the same degree or pursuant to the same indices as liabilities. Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at June 30, 2011 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables.

          Another regulatory measure analyzes the economic value of equity at risk by evaluating the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 2.81% and increase by 1.36%, respectively, from where it would be if rates were to remain at June 30, 2011 levels. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

Item 4. Controls and Procedures

          a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, First Financial’s Chief Executive Officer and Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of June 30, 2011, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2011, such litigation would not materially affect First Financial’s consolidated financial position or results of operations.

Item 1A. Risk Factors

          There have been no material changes to the risk factors disclosed in First Financial’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Reserved

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	First Financial’s Certificate of Incorporation, as amended (incorporated by reference to First Financial’s Form 10-Q for December 31, 2010)

3.3	First Financial’s Bylaws, as amended (incorporated by reference to First Financial’s Form 8-K filed on December 22, 2010)

10

Stock Purchase Agreement dated as of May 26, 2011 by and between Hub International Midwest Limited and First Financial Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on May 27, 2011)

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101*

The following material from First Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL.”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statements of Changes in Shareholders’ Equity, 4) Consolidated Statements of Cash Flows, and 5) Notes to Consolidated Financial Statements

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: August 8, 2011	/s/ Blaise B. Bettendorf

Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)