Form 10-K
period 2011-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2011-12-13
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011.
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

Commission File Number 000-17122
FIRST FINANCIAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	57-0866076

(State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No.)

2440 Mall Drive, Charleston, South Carolina	29406

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 529-5933

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQGlobal Select Market

Securities registered pursuant to Section12(g) of the Act: none

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
☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☑

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of $11.31 as quoted on the NASDAQ Global Select Market on March 31, 2011, was $182,049,402. Solely for purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

     The number of shares outstanding of the registrant’s common stock as of November 30, 2011 was 16,526,752.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of First Financial Holdings, Inc.’s Proxy Statement for its 2012 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

FIRST FINANCIAL HOLDINGS, INC.
2011 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

Special Note Regarding Forward Looking Statements

     When used in this Annual Report on Form 10-K, statements in this report that are not statements of historical fact, including without limitation, statements that include terms such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” or “could” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future financial and operating results, plans, objectives, expectations and intentions involve risks and uncertainties, many of which are beyond First Financial Holdings, Inc.’s (“First Financial”) control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, the general business environment; general economic conditions nationally and in the States of North Carolina and South Carolina; interest rates; the North and South Carolina real estate markets; the demand for loans; the credit risk associated with lending activities, including changes in the level and trend of delinquent and nonperforming loans and charge-offs; changes in First Federal’s allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and real estate markets; results of examinations by banking regulators, including the possibility that any such regulatory authority may, among other things, require First Federal to increase its allowance for loan losses, writedown assets, change First Federal’s regulatory capital position or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect liquidity and earnings; First Financial’s ability to control operating costs and expenses; First Financial’s ability to obtain regulatory approval for acquisitions or other regulatory applications; First Financial’s ability to successfully integrate any assets, liabilities, customers, systems, or management personnel acquired, or may in the future acquire, into its operations and its ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; competitive conditions between banks and non-bank financial services providers; and regulatory changes including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the other risks described as detailed from time to time in other filings with the Securities Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors,” elsewhere in this 2011 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition. There can be no assurance that future results will meet expectations. While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. First Financial does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

General

     First Financial Holdings, Inc. (which may also be referred to in this document as “we,” “us,” or “our”) is a Delaware corporation which was incorporated in 1987, with the principal executive office located in Charleston, South Carolina. First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.” First Financial offers integrated financial solutions, including personal, business, and wealth management services. First Financial operates principally through its wholly-owned subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), a federally chartered stock savings and loan association founded in 1934. First Federal provides residential, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services, and reinsurance of private mortgage insurance and premium financing activities. Other subsidiaries of First Financial include First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer and First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which provides retirement plan consulting and administrative services as a registered investment advisor (“RIA”).

     Information as of September 30, 2011 for First Financial’s subsidiaries follows:

Subsidiary	Principal Office	Number of Offices		Total Assets (in millions)	Date Acquired/ Established

First Federal(1)	Charleston, SC	65		$3,206.3	1934
First Southeast Investors	Charleston, SC	25	(2)	(3)	1998
First Southeast 401(k)	Charleston, SC		(4)	(4)	2010

(1)	Consolidated totals include its non-financial institution subsidiaries. Total trust and 401(k) retirement assets under management were $421.7 million at September 30, 2011.
(2)	Includes offices located in a First Federal financial center.
(3)	Revenue for fiscal 2011 was $2.4 million and total assets under administration were $457.0 million at September 30, 2011.
(4)	Conducts business at a First Federal location providing services as an RIA with no designated assets under management and nominal assets or revenues.

Principal Sources of Revenue and Lines of Business

     First Financial’s primary source of revenue is interest income on loans, interest and dividend payments from investment securities, and noninterest income, primarily service charges and fees on deposit accounts and mortgage and other loan income. The revenue tends to be influenced by overall economic factors, including market interest rates, business spending, and consumer confidence, as well as competitive conditions and residential and commercial real estate conditions within the local markets. Banking activities, which constitute First Financial’s only business segment, are provided by First Federal, the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina, based on asset size.

     Prior to June 30, 2011, First Financial had two principal operating segments, banking and insurance, which were evaluated regularly by management and First Financial’s Board of Directors in deciding how to allocate resources and assess performance. During fiscal 2011, First Financial sold its insurance agency subsidiary, First Southeast Insurance Services, Inc. (“First Southeast”) and its managing general insurance agency, Kimbrell Insurance Group, Inc. (“Kimbrell”), and their results of operations are now segregated from continuing operations and displayed as (loss) income from discontinued operations on a net basis. First Financial continues to monitor the revenue streams of its various financial products and services but now manages its operations and evaluates its financial performance on a consolidated basis. As of September 30, 2011, First Financial considers its former Banking and Other business segments to not be independent and determined that they are one operating segment.

     Banking activities involve interest rate and credit risk, both of which are monitored against established policies. Additional information regarding interest rate risk and credit risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates, - Asset Quality, – Allowance for Loan Losses, and – Interest Rate Risk” as well as Notes 1, 3, and 4 to the Consolidated Financial Statements.

Significant Recent Developments

     On October 26, 2011, First Financial announced it entered into a definitive agreement to sell certain performing loans and classified assets with an aggregate contractual principal balance of $197.9 million to affiliates of Värde Partners, Inc. On October 27, 2011, First Financial announced that it completed the sale of the bulk loan pool with an aggregate contractual principal balance of $194.8 million for a cash settlement that did not require First Financial to provide financing to facilitate the close. A second closing occurred on November 18, 2011 for eight other real estate owned (“OREO”) properties with contractual principal balances totaling $3.1 million. The second closing completed the disposition of the loans transferred to the held for sale loan pool at June 30, 2011. First Financial will record a gain on the sale of the bulk loan pool totaling approximately $20 million in the first quarter of fiscal 2012. The strategy was announced on July 18, 2011, when First Financial determined that it would reclassify $155.3 million (book value) of certain nonperforming and performing loans to loans held for sale, effective June 30, 2011, and that it was pursuing loan sale alternatives with the intent of disposing of these assets. The loans transferred to the bulk sale pool had an aggregate contractual principal balance of $202.2 million at June 30, 2011 and were written-down to an estimated fair value of $60.3 million at that time.

     On September 30, 2011, First Financial completed the sale of its managing general insurance agency subsidiary, Kimbrell to Burns & Wilcox, Ltd., a Kaufman Financial Group company (“Burns & Wilcox”). Burns & Wilcox acquired substantially all of the assets of Kimbrell in exchange for cash. In addition, there is a provision for a potential earn-out payable over two years based on specific annual growth goals.

     On May 26, 2011, First Financial entered into a definitive agreement with Hub International, LLC. (“Hub”) whereby Hub agreed to acquire all of the stock of First Southeast. On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial will receive no additional consideration from the sale of First Southeast.

Geographic Locations and Employees

     At September 30, 2011, First Financial’s primary subsidiary, First Federal, operated through 65 financial centerslocated throughout coastal South Carolina as well as in the Florence, South Carolina and Wilmington, North Carolina markets. First Southeast Investors operated from 25 locations, of which 20 are located in First Federal financial centers, and the other offices are predominantly in the upstate region of South Carolina. In aggregate, First Financial subsidiaries employ 876 full-time equivalent employees. Full-time employees and certain part-time employees are eligible to participate in a comprehensive benefits program and are not represented by a collective bargaining agreement. First Financial considers its employee relations to be excellent.

Competition

     The financial services industry is highly competitive. First Federal faces competition in attracting deposits and originating loans based upon a variety of factors including:

•	interest rates offered on deposit accounts;
•	interest rates charged on loans;
•	credit and service charges;
•	the quality of services rendered;
•	the convenience of banking facilities and other delivery channels; and
•	in the case of loans to large commercial borrowers, relative lending limits.

     Direct competition for deposits and loans principally comes from commercial banks, community banks, credit unions, savings and loan associations, brokerage firms, insurance companies, finance companies, mortgage-banking companies and other financial institutions that may not have a physical presence in First Financial’s market areas but solicit business via the Internet and other means. The banking industry continues to consolidate, which presents opportunities for First Financial to gain new business. However, consolidation may further intensify competition if additional financial services companies enter the market areas. Asset size as well as a greater geographic footprint gives larger banks certain advantages in competing for business from large corporate customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, First Financial concentratesits efforts on small to medium-sized businesses and individuals. First Financial believesit competes effectively in this market segment by offering quality and personalized service.

Charter Conversion

     In July 2011, First Federal filed an application with the South Carolina State Board of Financial Institutions (the “State Board”) to convert from a federal savings and loan association to a South Carolina chartered commercial bank. The decision to convert charters was made in light of statutory changes contained in the Dodd-Frank Act, which removed most of the advantages of a federal savings and loan charter. First Federal has received approval from the State Board, subject to First Financial converting from a savings and loan holding company to a bank holding company. As part of the charter conversion, First Financial will file an application in December 2011 with the Board of Governors of the Federal Reserve System.

Available Information

     All of First Financial’s electronic filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s web site, www.firstfinancialholdings.com. First Financial’s filings are also available through the SEC’s website at www.sec.gov. In addition, First Financial makes available its Corporate Governance Principles, its Corporate Code of Business Conduct and Ethics Policy, its Luxury Expenditure Policy, and the charters for the Nominating and Corporate Governance, Audit, Compensation Benefits and Executive Committees of the Board of Directors on its website. The information on First Financial’s website does not constitute a part of this report.

Regulation and Supervision

General

     First Financial is a savings and loan holding company which, effective July 21, 2011, is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve System (“Federal Reserve”) as successor to the Office of Thrift Supervision (“OTS”). First Federal, is a federal savings and loan association which, effective July 21, 2011, is subject to the supervision of and regular inspection by the Office of the Comptroller of the Currency, (“OCC”) as successor to the OTS, and the Federal Deposit Insurance Corporation (“FDIC”), as its insurer of deposits. Both entities are subject to extensive regulation, examination and supervision by their respective banking regulators. First Federal must file periodic reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. In addition, effective March 31, 2012, First Financial will be required to file reports concerning holding company activities with the Federal Reserve.

     The Federal Reserve, OCC, and FDIC conduct periodic examinations to test safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association and a savings and loan holding company can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives federal banking regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The Federal Reserve and OCC have extensive enforcement authority including, among other things, the ability to assess civil money penalties; issue consent, cease-and-desist, or removal orders; and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with regulators. Public disclosure of final enforcement actions is required.

     Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2011, First Federal’s limit on loans to one borrower and the borrower’s related entities under applicable regulations was $47.4 million, and there were no borrowing relationships with outstanding balances in excess of this amount. Additionally, all savings institutions are required to pay assessments to the OCC, and prior to July 21, 2011 to the OTS, to fund operations of the agency. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries, and other factors. First Federal’s annual regulatory assessment for the fiscal year ended September 30, 2011 was $603 thousand.

Dodd-Frank Act

     On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has resulted in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by federal banking regulatory agencies over the next several years. Uncertainty remains until final rule making is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on First Financial’s business, results of operations, and financial condition.

     The following provisions have been implemented since the Dodd-Frank Act was enacted:

•

On July 21, 2010 the $250,000 limit for federal deposit insurance was made permanent and in November 2010 unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was extended through December 31, 2012.

•	In June 2011, Regulation Q was repealed, and beginning July 21, 2011 depository institutions are now permitted to pay interest on business demand deposits.
•

On July 21, 2011, the responsibility for supervising federal savings associations, including First Federal, was transferred from the OTS to the OCC and supervision of all savings and loan holding companies, including First Financial, was transferred to the Federal Reserve.

•

Effective with the June 30, 2011 measurement period, the assessment base for federal deposit insurance was changed from the amount of insured deposits to consolidated assets less tangible capital. Additionally, changes were made to the Deposit Insurance Fund (“DIF”) to increase the floor and eliminate the ceiling on the fund, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

The Electronic Fund Transfer Act (“EFTA”) was amended by the Durbin Amendmentto, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The new caps on interchange fees were effective on October 1, 2011.

The following provisions of the Dodd-Frank Act are still awaiting final implementation:

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

Change in Control

     Federal law generally prohibits a savings and loan holding company, without prior approval from its federal banking regulators, from acquiring control of another savings association or its subsidiary, or acquiring more than 10% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. Regulations also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the Federal Reserve approves the acquisition.

Activities Restrictions

     First Financial and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“Gramm-Leach Bliley”). If First Federal fails the qualified thrift lender test, First Financial may be required to register as a bank holding company and become subject to the significant activity restrictions and capital requirements applicable to bank holding companies (see “Qualified Thrift Lender Test” below).

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, such as First Financial. Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules. It requires the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules and mandates. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, the relationship between a board of directors and management and between a board of directors and its committees.

EESA and TARP

     In response to the financial crises affecting the financial markets and the banking system, the Emergency Economic Stabilization Act of 2009 (“EESA”) was signed into law on October 3, 2008 and authorized the United States Department of Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced the establishment of the Capital Purchase Program (“CPP”) under TARP to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the CPP, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock and warrants which qualify as Tier 1 capital. CPP participants are subject to a number of employee benefit and executive compensation provisions, some of which apply to employee benefit plans in general and others which impose restrictions on executive compensation. On December 5, 2008, pursuant to the Treasury’s TARP CPP, First Financial issued and sold $65.0 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A”) and a warrant to purchase shares of its common stock to the Treasury. See Note 12 to the Consolidated Financial Statements for additional information.

     The Treasury has been given authority to promulgate regulations under EESA and any new regulations implemented by the Treasury under EESA may be applied retrospectively to recipients of TARP funding under the CPP. In addition, the U.S. government could in the future pass new legislation which may have a similar effect. In either case, any new regulations or legislation may have the effect of imposing additional economic restrictions or obligations on First Financial under the TARP CPP, at least for as long as any of First Financial’s obligations under the CPP remain outstanding.

FDIC Insurance Assessments

     The FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions, such as First Federal. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance of individual institutions if it determines that the institution engaged in unsafe or unsound practices or is in an unsafe or unsound condition. First Federal does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

     Deposit insurance premium assessments are based upon a classification system and are collected on a quarterly basis. The Dodd-Frank Act changed the prior assessment structure, which was based on insured domestic deposits, to one based on average consolidated total assets minus average tangible equity. The FDIC issued a final rule on February 7, 2011 that implemented this change to the calculation but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral, as the assessment rates have been lowered in consideration of the higher assessment base. The new assessment rates range from 2.5 basis points to 45 basis points and there is a separate insurance assessment for larger institutions (i.e., institutions with at least $10 billion in assets). At September 30, 2011, First Federal’s risk category assignment required a payment of nine cents per $100 of assessable capital.

Capital Adequacy and Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to take prompt corrective action against any undercapitalized institution. FDICIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Regulatory capital requirements for bank holding companies are evaluated using three capital measures: (i) leverage capital expressed as a percentage of total assets, (ii) risk-based capital expressed as a percentage of total risk-weighted assets, and (iii) Tier 1 risk-based capital expressed as a percentage of total risk-weighted assets. The following table presents the regulatory capital requirements for each of the five categories.

	Well Capitalized	Adequately Capitalized	Under Capitalized	Significantly Under Capitalized	Critically Under Capitalized

Total Capital to risk-weighted assets[1]	>10%	>8%	<8%	<6%
Tier 1 Capital to risk-weighted assets[1]	>6	>4	<4	<3
Tier 1 Leverage[2]	>5	>4	<4	<3
Tangible equity to total assets	N/A	N/A	N/A	N/A	<2%

[1]

Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities - goodwill - accumulated other comprehensive income (loss) - other intangible assets

[2]	Tier 1 Capital to quarterly average assets

     If the FDIC determines that an institution is in unsafe or unsound condition or that the institution has not corrected a less than satisfactory rating received in its last examination for asset quality, management, earnings or liquidity, an institution may be treated as if it were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well-capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

     The federal banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions failing within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from making distributions without prior regulatory approval;
•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	restricting the interest rate the institution may pay on deposits;
•	prohibiting the institution from accepting deposits from correspondent banks; and
•	in the most severe cases, appointing a conservator or receiver for the institution.

     A banking institution that is in any of the three undercapitalized categories is required to submit a capital restriction plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee for a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

     FDICIA also contains a variety of other provisions that may affect First Federal’s operations, including reporting requirements, regulatory standards for real estate banking, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

     At September 30, 2011 and 2010, First Federal’s regulatory capital ratios were above “well-capitalized” standards. In accordance with the provisions of Dodd-Frank, effective March 31, 2012, First Financial will be required to calculate and report risk-based capital levels. Information concerning current capital adequacy guidelines for First Federal and upcoming guidelines for First Financial including their regulatory capital position at September 30, 2011 and maintenance of minimum average reserve balances by First Federal with the Federal Reserve is incorporated herein by reference from “Item 7 – Management’s Discussion and

Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources,” and Note 12 to the Consolidated Financial Statements.

Standards for Safety and Soundness

     The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The guidelines set forth safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that First Federal fails to meet any standard prescribed by the guidelines, the OCC may require First Federal to submit an acceptable plan to achieve compliance with the standard. The OCC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. First Federal is not aware of any conditions relating to these safety and soundness standards that would require it to submit a plan of compliance to the OCC.

Qualified Thrift Lender Test

     All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a rolling monthly average for nine out of every 12 months. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing-related loans and investments. A savings institution that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2011, First Federal met the qualified thrift lender test.

Limitations on Capital Distribution

     First Financial is a legal entity separate and distinct from First Federal, its financial institution subsidiary, and as such is not subject to regulatory restrictions on the payment of dividends. Funds for cash distributions from First Financial to its shareholders are derived primarily from dividends received by First Financial from First Federal. However, as a recipient of TARP funds, First Financial is limited to paying quarterly common stock dividend payments to a maximum of $0.255 per share unless a higher amount is approved by the Treasury and the Federal Reserve. This restriction will remain in effect until such time as the Treasury no longer holds its preferred shares.

     First Federal is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restrictions on the ability of First Federal to pay dividends will indirectly restrict the ability of First Financial to pay dividends. First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OCC approval prior to making such distribution. The OCC may object to any distribution based on safety and soundness concerns.

Transactions with Related Parties

     First Federal’s authority to engage in transactions with affiliates (i.e., any company that controls or is under common control with First Federal, including First Financial and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of a savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Sarbanes-Oxley generally prohibits loans by public companies to their executive officers and directors. However, it contains a specific exception for loans by financial institutions, such as First Federal, to its executive officers and directors when made in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors, and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Community Reinvestment Act

     First Federal is subject to the Community Reinvestment Act (“CRA”). CRA and the regulations issued thereunder are intended to encourage financial institutions to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the financial institutions. These regulations also provide for regulatory assessment of an institution’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, applications to engage in new activities and applications to acquire the assets and assume the liabilities of another institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of an institution’s performance under the CRA. In the case of a holding company involved in a proposed transaction, the CRA performance records of the banks involved are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Federal has a CRA rating of Outstanding.

Consumer Laws and Regulations

     In addition to the laws and regulations discussed herein, First Federal is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers.

Privacy Standards

     Gramm-Leach-Bliley modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Federal is subject to federal regulations implementing the privacy protection provisions of this Act. These regulations require First Federal to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Anti-Money Laundering and Customer Identification

     Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In February 2010, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Federal Home Loan Bank System

     First Federal is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and Boston, which are two of twelve regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. At September 30, 2011, First Federal had $558 million of outstanding advances from the FHLB under an available credit facility of $1.3 billion, which is limited to available collateral. First Federal had the capacity to borrow an additional $254.5 million from the FHLB of Atlanta based on its available collateral as of September 30, 2011 and maintaining a sufficient ownership interest in the FHLB of Atlanta.

     As a FHLB member, First Federal is required to purchase and maintain stock in the FHLB of Atlanta and Boston. At September 30, 2011, First Federal had $35.8 million in FHLB of Atlanta and Boston stock, which was in compliance with this requirement. First Federal has received dividends on its FHLB stock and the average dividend yield for fiscal 2011and 2010 was 0.78% and 0.24%, respectively. There can be no guarantee of the payment of future dividends by the FHLB of Atlanta and Boston.

Federal Reserve System

     The Federal Reserve regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0million; then a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to annual adjustments by the Federal Reserve) are exempted from the reserve requirements. First Federal complies with the foregoing requirements.

Other Regulatory Matters

     First Financial and its subsidiaries are subject to numerous examinations by federal banking regulators, as well as the SEC, NASDAQ and various state securities regulators. First Financial and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

     Legislation is introduced from time to time in the U.S. Congress that may affect the operations of First Financial and First Federal. In addition, governing regulations may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect both entities and they cannot predict whether any such changes may occur.

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

A large portion of our loan portfolio is secured by residential and commercial real estate. Continued deterioration in residential and commercial real estate values could lead to additional losses, which may cause our net losses to increase and could have a negative impact on our capital and financial condition and results of operations.

     At September 30, 2011, $1.9 billion or 80.2% of our loan portfolio was secured by residential and commercial real estate properties. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. The decline in residential and commercial real estate values due to the downturn in the housing market and weakness in the economy has reduced the value of the real estate collateral securing these loans and has increased the risk that we will incur losses if borrowers default on their loans.

     We originate commercial real estate loans for various purposes which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans and, if non-owner occupied, repayment may be dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans may expose us to greater credit risk than loans secured by residential mortgages because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial real estate loan, our holding period for the collateral may be longer than for a residential mortgage loan because there may be fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of September 30, 2011, our commercial real estate loans totaled $471.3 million or 20.0% of our loan portfolio and approximately 39% of these loans are owner-occupied.

     Construction and land loans totaled $139.6 million or 5.9% of our loan portfolio at September 30, 2011. Land loans include raw land, residential lot financing primarily for individuals, land acquisition and development loans and loans secured by land used for business purposes. Construction and land development loans are based on estimates of costs and value associated with the completed projects. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value (“LTV”) ratio. These loans typically involve higher principal amounts and repayment is substantially dependent on the success of the finished project as well as the ability of the borrower to sell or lease the property or obtain permanent take-out financing. If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and may incur a loss.

     Residential loans with high LTV ratios are more sensitive to declining property values than those with lower combined LTV ratios and therefore may experience a higher incidence of default and severity of losses. On occasion, there have been residential first mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance closing costs, resulting in an LTV at origination of 100% or greater. At September 30, 2011, we had $88.3 million of residential mortgage loans originated with LTVs of 100% or greater. We generally require private mortgage insurance in order to reduce our exposure on loans with LTVs greater than 80% at origination. Our exposure is also reduced for loans guaranteed under Veterans Administration or Federal Housing Administration programs. Residential mortgage loans with an original LTV of 100% or greater, which were not guaranteed or did not have private mortgage insurance, totaled $55.1million at September 30, 2011. There was an additional $167.3 million of loans with original LTVs between 80% and 100%that were not guaranteed or did not have private mortgage insurance as of September 30, 2011.

     At September 30, 2011, $369.2 million or 15.7% of our loan portfolio, consisted of home equity loans, and the risks associated with these loans, including the risk of higher rates of delinquency and defaults, will continue to increase if housing prices continue to decline. Certain borrowers currently having little or no equity remaining in their properties due to declining valuations. In addition, as of September 30, 2011, manufactured housing loans totaled $276.0 million or 11.7% of our loan portfolio. Manufactured housing lending involves additional risks as a result of higher LTVs usually associated with these types of loans. The values of manufactured homes decline over time and higher levels of inventories of repossessed and used manufactured homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

     Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Our allowance for loan losses may not be sufficient to absorb losses in our loan portfolio. Additions to the allowance for loan losses may be required by increasing our provision for loan losses, which would cause our net income to decline and could have a negative impact on our capital and financial positions.

     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses inherent in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

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

     The value of real estate in our market area has been substantially affected by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values have declined substantially and market appraisal assumptions continue to trend downward significantly. Slow housing conditions have affected some borrowers’ ability to sell completed development projects in a timely manner. If current trends in unemployment, housing and real estate market declines, and weaknesses in the economy continue, we may experience increases in delinquent loans, nonperforming assets, and credit losses. As a result, we may be required to record a higher provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

     The higher levels of delinquent and nonperforming loans and charge-offs resulted in increases in our provision for loan losses over the last three fiscal years. For fiscal 2011, the provision was $109.9 million, as compared with $125.2 million for fiscal 2010 and $66.9 million for fiscal 2009. If our allowance for loan losses is not adequate, we will be required to make further increases in our provision for loan losses and to charge-off additional loans, which could further adversely affect our results of operations. No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels

The recent negative developments in the financial industry, the domestic and international credit markets and the economy in general may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolios.

     Negative developments that began in the latter half of 2007 and that have continued through 2011 in the global credit and securitization market shave resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have shown deterioration at our bank and at many other institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and financial institution and financial institution holding company stock prices in particular, have been negatively affected, as has the ability of financial institutions and their holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, EESA and TARP CPP, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry, the domestic and international credit markets, and the economy in general and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and materially and adversely impact our results of operations and financial condition. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Our business is predominately conducted throughout coastal South Carolina, as well as in the Florence, South Carolina and Wilmington, North Carolina markets; continuation of the economic downturn in our primary market area could negatively impact our results of operations and our financial condition.

     Because of our geographic concentration in Charleston, Florence, Hilton Head, and Myrtle Beach, South Carolina and Wilmington, North Carolina, as well as other areas in the southeast, continuation of the economic downturn in these markets could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Adverse economic conditions in our primary market areas, including, without limitation, declining real estate values, could cause our levels of nonperforming assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our net interest income may decline based on the interest rate environment.

     Our profitability is dependent on our net interest income. Differences in volume, yields or interest rates and differences in income earning products such as interest-earningassets and interest-bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. Net interest income may decline in a particular period if:

•	In a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or

•	In a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature.

     Our net interest income may decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re-price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

We may not be able to adequately anticipate and respond to changes in market interest rates.

     We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

     In addition, our mortgage operations provide a portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of residential mortgage loans pursuant to programs currently offered by Fannie Mae, Ginnie Mae or Freddie Macand retain the servicing of sold loans. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors, which would decrease mortgage revenues in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage activities, such as salaries and employee benefits, other loan expense, and other costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

     During the fiscal year ended September 30, 2011, we recognized $879 thousand in other-than-temporary-impairment (“OTTI”) charges associated with our investment securities portfolio, which was down from $2.9 million for the year ended September 30, 2010. These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of the underlying securities caused by, among other things constant default rates, severity of losses, geographic property value reductions, projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination. We closely monitor these and our other investment securities for changes in credit risk. The valuation of our investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment. The valuation of our investment securities will also continue to be influenced by external market and other factors, including implementation of SEC and and Financial Accounting Standards Board guidance on fair value accounting, and default rates for specific collateralized mortgage obligations (“CMOs”) and collateralized debt obligations (“CDOs”), rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMOs and CDOs by selling them. Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be adversely affected.

If we are unable to continue to attract or retain core deposits, to obtain third party borrowings on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting our ability to generate funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

     We derive liquidity primarily through core deposit (checking, savings, and money market accounts) growth and through the maturity, sale, and cash flows from both investment securities and loans. Additionally, we have access to borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Home Loan Bank, the Federal Reserve, and other correspondent banks. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources and our liquidity position could be significantly constrained.

     Although we currently have the ability to borrow funds on both a short-term and long-term basis as an additional source of liquidity, our ability to borrow funds at favorable rates may be negatively impacted if our ratings were downgraded from their current level, and could adversely affect our results of operations and financial condition.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

     We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

     If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

Our participation in the TARP CPP and other government regulations impose restrictions and obligations on us that limit our ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets even if we desire to do so.

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

The subsidiaries’ abilities to pay dividends are subject to their ability to earn net income and, in the case of First Federal, to meet certain regulatory requirements. In the event the subsidiaries were unable to pay dividends to First Financial, in particular First Federal, First Financial may not be able to pay dividends on its common or preferred stock. Also, First Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

     We entered into a securities purchase agreement with the Treasury in connection with the TARP CPP, which provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock we issued to the Treasury have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock to more than $0.255 per share or (b) redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding (subject to limited exceptions). We also are unable to pay any dividends on our common stock unless we are current on our dividend payments to the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant we issued to the Treasury, could have a negative effect on the value of our common stock.

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

If we are unable or choose not to redeem our Series A Preferred Stock within five years from the issuance date, the cost of this capital to us will increase.

     If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, or if we choose not to redeem the preferred stock at that time, the cost of this capital will increase on that date, from 5.0% per annum (approximately $3.3 million annually) to 9.0% per annum (approximately $5.9 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and our financial results.

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

     Effective July 21, 2011, First Financial became subject to Federal Reserve regulation and First Federal, in addition to being regulated by the FDIC as insurer of its deposits, became subject to regulation, supervision, and examination by the OCC. Also, as a member of the FHLB, First Federal must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. First Federal’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results ofoperations. In addition, we have non-bank operating subsidiaries from which we derive income. First Southeast Investors engages in providing investment management services, which is also heavily regulated at both a state and federal level.

     Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

     The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

     Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

     The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than First Federal. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

     The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

We depend on the accuracy and completeness of information about clients and counterparties.

     In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

     The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

Our potential inability to integrate companies we may acquire in the future could expose us to financial, execution, and operational risks that could negatively affect our financial condition and results of operations. Acquisitions may be dilutive to common shareholders and FDIC-assisted transactions have additional compliance risk that other acquisitions do not have.

     On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. In addition, such acquisitions may involve the issuance of stock, which may have a dilutive effect on earnings per share. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections, and marketing functions of the acquired company. If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to exposure from potential asset quality issues, losses of key employees or customers, difficulty and expense of integrating operations and systems, and significant unexpected liabilities after the consummation of these acquisitions. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in a goodwill impairment charge, which would adversely affect our results of operations.

     We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, ongoing compliance risk under the loss-share agreement with the FDIC is considerable and the event of noncompliance could result in coverage under the loss-share being disallowed, thus increasing the actual losses to First Federal. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Negative public opinion regarding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

     Reputation risk, or the risk to our business, earnings and capital from negative public opinion regarding our company and the financial institutions industry generally, is in herentin our business. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we have taken steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

     We are exposed to a possible loss of our senior management team and key employees. If we were to lose key employees, we may experience a disruption in our relationship with certain customers.

     We are dependent on the continued efforts and abilities of our key employees and our executive officers. Our success depends, in large part, on our ability to retain our current key employees and attract new skilled people. Competition for the best people in most of our business activities can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of customers if they were to follow that employee to a competitor. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage, and retain qualified middle management personnel. While we believe that our relationship with our senior management team, other key employees, and key producers is good, we cannot guarantee that we will continue to attract or retain such personnel.

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

     We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. Any failure, interruption or breach in security of our computer systems or outside technology, due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. This could materially affect our business operations and financial condition. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

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

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading on The NASDAQ Global Select Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Anti-takeover provisions could negatively impact our shareholders.

     Provisions in our Certificate of Incorporation and Bylaws, the corporate law of the State of Delaware and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock. These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 15% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy on our Board of Directors, and supermajority voting requirements to remove any of our directors. Our Certificate of Incorporation also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the regulatory banking agencies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     First Financial’s corporate offices are located on Mall Drive, in Charleston, South Carolina. This site is also the location of the commercial banking, wealth management, operations and administrative groups for First Federal, as well as the main office for First Southeast Investors and First Southeast 401(k). At September 30, 2011, First Financial’s subsidiaries operated through locations primarily along coastal South Carolina, Florence, South Carolina, and Wilmington, North Carolina. In addition, the non-bank subsidiaries have leased locations in Columbia and the up state region of South Carolina. First Federal has 65 financial centers, of which 32 are owned, 15 are leased offices, and 18 are leased spaces inside a major retailer. In addition, First Federal leases properties for off-site ATMs and owns land for potential future branch locations. First Southeast Investors has 25 leased offices, of which 21 are located in a First Federal financial center. The owned locations do not have any major encumbrances and most of the leases have renewal or purchase options. At certain locations, a portion of the building is leased to unaffiliated tenants under long-term contracts. Additional information related to First Financial’s premises and equipment is incorporated herein by reference from Note 7 to the Consolidated Financial Statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.” There were 5,701 shareholders of record and individual participants in security position listings as of September 30, 2011. The following table presents First Financial’s high and low stock prices and cash dividends paid per share during each quarter for the last two fiscal years.

	High	Low	Cash Dividend Declared

Fiscal 2011
Quarter ended December 31, 2010	$12.74	$9.63	$0.050
Quarter ended March 31, 2011	13.19	9.62	0.050
Quarter ended June 30, 2011	11.65	8.45	0.050
Quarter ended September 30, 2011	9.63	3.74	0.050

Fiscal 2010
Quarter ended December 31, 2009	$16.62	$11.65	$0.050
Quarter ended March 31, 2010	15.54	10.31	0.050
Quarter ended June 30, 2010	15.70	11.36	0.050
Quarter ended September 30, 2010	13.13	8.98	0.050

     The timing and amount of cash dividends to be paid is determined by the Board of Directors and is dependent upon First Financial’s earnings, capital position, financial condition, and other relevant factors. As a recipient of funds from the Treasury’s TARP CPP, First Financial is restricted from repurchasing common stock, preferred stock, or trust preferred stock as well as paying quarterly common stock dividend payments in excess of $0.255 per share, the dividend in effect at the time First Financial received TARP CPP Funds, unless approved by Treasury and the Federal Reserve. This restriction will remain in effect until such time as

Treasury no longer holds its preferred shares. Other restrictions on First Financial’s ability to pay dividends are incorporated herein by reference from Note 12to the Consolidated Financial Statements.

Equity Compensation Plan Information

     Equity compensation plan information is provided under Item 12 of this Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

     First Financial did not repurchase any equity securities during the fiscal year ended September 30, 2011.

Stock Performance Graph

     The following graph compares the five-year cumulative total return of First Financial’s common stock with the SNL Bank Index and the NASDAQ Bank Index. The SNL Bank Index is a market capitalization weighted index which includes all Major Exchange (NYSE, NYSE Amex, NASDAQ) banks in SNL’s coverage universe (over 350 banks but not First Financial). The NASDAQ Bank Index (symbol: IXBK) is a market capitalization weighted index which includes over 650 banks listed on NASDAQ (including First Financial). Both indices are designed to effectively represent the performance of the broad and diverse US banking industry. The presentation assumes that $100 was invested at the closing price on September 30, 2006 in First Financial’s common stock and in each index and that all dividends were reinvested. The returns shown are not necessarily indicative of future performance.

	Period Ending

Index	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011

First Financial Holdings Index	100.00	94.13	82.17	51.59	36.60	13.48
SNL Bank Index	100.00	97.36	71.02	49.77	45.19	35.68
NASDAQ Bank Index	100.00	94.59	78.41	56.18	56.05	48.11
          Source: SNL Financial LC, Charlottesville, VA

ITEM 6. SELECTED FINANCIAL DATA

Discontinued Operations

     As a result of First Financial’s sale of its insurance agency subsidiary, First Southeast Insurance, which was completed on June 1, 2011, and its managing general insurance agency subsidiary, Kimbrell, which was completed on September 30, 2011, the financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this report on Form 10-K and, as such, are presented as discontinued operations. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or operating results for any of the prior periods.

Non-GAAP Measures

In addition to results presented in accordance with GAAP, the summary of selected consolidated financial data table includes non-GAAP financial measures such as the tangible book value per common share, efficiency ratio, pre-tax pre-provision earnings, and tangible common equity to tangible assets ratio. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Although First Financial believes the above non-GAAP financial measures enhance investors’ understanding of First Financial’s business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures. Reconciliations of the non-GAAP measures are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Non-GAAP Financial Measures” discussed below.

Five Year Summary of Selected Financial Data
	Years Ended September 30,

(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Summary of Operations
Interest income	$160,284	$180,869	$188,767	$174,736	$167,948
Interest expense	42,269	54,322	66,479	83,036	85,173

Net interest income	118,015	126,547	122,288	91,700	82,775
Provision for loan losses	109,901	125,194	66,883	16,939	5,164

Net interest income after provision for loan losses	8,114	1,353	55,405	74,761	77,611
Noninterest income	47,495	45,947	34,722	40,567	33,562
Noninterest expense	116,902	112,577	94,514	84,045	75,903

(Loss) Income from continuing operations before income tax	(61,293)	(65,277)	(4,387)	31,283	35,270
Income tax (benefit) expense from continuing operations	(23,672)	(25,969)	(2,243)	12,165	13,527

(Loss) Income from continuing operations	(37,621)	(39,308)	(2,144)	19,118	21,743
(Loss) income from discontinued operations, net of tax	(3,565)	2,519	2,607	3,520	3,329
Extraordinary gain on acquisition, net of tax	---	---	28,857	---	---

Net (loss) income	$(41,186)	$(36,789)	$29,320	$22,638	$25,072

Preferred stock dividends	3,250	3,252	2,663	---	---
Accretion on preferred stock	591	556	431	---	---

Net (loss) income available to common shareholders	$(45,027)	$(40,597)	$26,226	$22,638	$25,072

Net (loss) income per common share:
Basic	$(2.72)	$(2.46)	$2.24	$1.94	$2.10
Diluted	(2.72)	(2.46)	2.24	1.94	2.07
Market price, end of period	4.01	11.14	15.97	26.18	31.28
Book value per common share	12.31	15.32	18.03	15.69	15.96
Tangible book value per common share (non-GAAP)[1]	12.16	13.02	15.64	12.59	14.02
Dividends	0.200	0.200	0.405	1.020	1.000
Shares outstanding, end of period	16,527	16,527	15,897	11,692	11,635
Balance Sheet Summary, at year end
Assets	$3,206,310	$3,323,015	$3,510,287	$2,973,994	$2,711,370
Investment securities	469,561	473,372	561,296	412,479	352,640
Loans	2,355,280	2,564,348	2,661,742	2,348,527	2,149,893
Allowance for loan losses	54,333	86,871	68,473	23,990	15,428
Deposits	2,302,857	2,415,063	2,319,533	1,868,126	1,873,710
Borrowings	605,204	555,439	797,956	893,205	606,207
Shareholders’ equity	268,506	318,190	351,649	183,478	185,715
Balance Sheet Summary, average for the year
Assets	$3,287,067	$3,398,843	$3,349,677	$2,863,121	$2,677,363
Investment securities	455,552	508,144	583,518	418,647	339,963
Loans	2,557,507	2,637,613	2,595,321	2,248,516	2,114,467
Allowance for loan losses	77,991	79,927	47,196	19,007	14,887
Deposits	2,375,258	2,387,636	2,133,515	1,867,705	1,868,908
Borrowings	571,875	642,351	901,720	773,672	566,459
Shareholders’ equity	300,705	339,072	266,265	186,219	187,113
Performance Metrics from Continuing Operations
Return on average assets	(1.15)%	(1.16)%	(0.06)%	0.67%	0.81%
Return on average shareholders’ equity	(12.51)	(11.59)	(0.81)	10.27	11.62
Net interest margin (FTE)[2]	3.84	3.95	3.83	3.41	3.36
Efficiency ratio (non-GAAP)[1]	70.60	63.97	58.51	63.64	65.38
Pre-tax pre-provision earnings (non-GAAP)[1]	48,608	59,917	62,496	48,222	40,434
Performance Metrics from Consolidated Operations
Return on average assets	(1.25)%	(1.08)%	0.01%	0.79%	0.94%
Return on average shareholders’ equity	(13.70)	(10.85)	0.17	12.16	13.40
Capital Ratios
Equity to assets	8.37%	9.58%	7.95%	6.50%	6.99%
Tangible common equity to tangible assets (non-GAAP)[1]	6.27	6.55	7.16	5.01	6.07
Dividend payout ratio	(7.35)	(8.13)	18.08	52.58	47.62
Leverage capital ratio[3]	8.26	8.47	7.67	7.32	7.38
Tier 1 risk-based capital ratio[3]	11.26	11.27	9.77	9.75	9.75
Total risk-based capital ratio[3]	12.53	12.55	11.02	10.75	10.49

[1]	See Item 7. Managements Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures

[2]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.

[3]	Calculated for First Federal

Five Year Summary of Selected Financial Data (continued)
	Years Ended September 30,

(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Asset Quality Metrics
Allowance for loan losses as a percent of loans	2.31%	3.39%	2.57%	1.02%	0.72%
Allowance for loan losses as a percent of nonperforming loans	126.64	61.54	85.00	116.27	251.43
Nonperforming loans as a percent of loans	1.82	5.50	3.03	0.88	0.29
Nonperforming assets as a percent of loans and other repossessed assets aquired	4.48	5.94	3.82	1.07	0.36
Nonperforming assets as a percent of total assets	3.38	4.61	2.92	0.84	0.28
Net loans charged-off as a percent of average loans	6.05	4.05	1.02	0.37	0.21
Net loans charged-off	$142,439	$106,796	$26,532	$8,377	$4,417
Asset Quality Metrics Excluding Nonperforming Loans Held for Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of loans and other repossessed assets acquired	2.82%	5.94%	3.82%	1.07%	0.36%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	2.10	4.61	2.92	0.84	0.28
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of non-covered loans	2.47%	3.66%	2.83%	1.02%	0.72%
Allowance for loan losses as a percent of non-covered nonperforming loans	227.09	66.15	85.58	116.27	251.43
Nonperforming loans as a percent of non-covered loans	1.09	5.54	3.31	0.88	0.29
Nonperforming assets as a percent of non-covered loans and other repossessed assets acquired	3.58	5.82	3.93	1.07	0.36
Nonperforming assets as a percent of total assets	2.52	4.16	2.72	0.84	0.28
Asset Quality Metrics Excluding Covered Loans and Nonperforming Loans Held for Sale

Nonperforming assets excluding nonperforming loans held for sale as a percent of non-covered loans and other repossessed assets acquired	1.79%	5.82%	3.93%	1.07%	0.36%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	1.23	4.16	2.72	0.84	0.28

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management’s discussion and analysis of First Financial’s financial condition and results of operations and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the fiscal years ended September 30, 2011, September 30, 2010, and September 30, 2009 and the significant changes in balance sheet items from September 30, 2010 to September 30, 2011 and is intended to help the reader understand, from management’s perspective, the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the accompanying tables, charts, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on First Financial’s operations and financial condition.

Nature of First Financial’s Business

     First Financial has two primary sources of revenue, net interest income and noninterest income. Net interest income is the difference between interest income, the income earned on loans and investments, and interest expense, the interest paid on deposits and borrowings. Noninterest income represents fees and other revenue from financial services provided to customers. The majority of noninterest income comes from service charges and fees on deposit accounts and mortgage and other loan income.

Use of Non-GAAP Financial Measures

     In addition to results presented in accordance with U.S. generally accepted accounting principles (“GAAP”), this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, tangible common book value, and pre-tax, pre-provision earnings. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business, and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious to their use of such measures. To mitigate these limitations, First Financial has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that First Financial’s performance is properly reflected to facilitate consistent period-to-period comparisons. Although First Financial believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

     The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) needed to cover noninterest expenses. In accordance with industry standards, the presentation of net interest margin on a taxable equivalent basis using a 35% effective federal tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investment securities.

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

     First Financial believes that pre-tax pre-provision earnings are a useful measure in assessing its core operating performance, particularly during times of economic stress. This measurement, as defined by management, represents total revenue (net interest income plus noninterest income) less noninterest expense. As recent results for the banking industry demonstrate, credit write downs, loan charge-offs, and related provisions for loan losses can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability important to investors.

     The following table presents the calculation of these non-GAAP measures for the past five years.

FIRST FINANCIAL HOLDINGS, INC.
Non-GAAP Reconciliation (Unaudited)	For the Years Ended

(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Efficiency Ratio from Continuing Operations
Net interest income (A)	$118,015	$126,547	$122,288	$91,700	$82,775
Taxable equivalent adjustment (B)	605	628	545	57	32
Noninterest income (C)	47,495	45,947	34,722	40,567	33,562
Net securities gains (losses) and impairment losses on investment securities(D)	540	(2,853)	(3,993)	264	266
Noninterest expense (F)	116,902	112,577	94,514	84,045	75,903
Efficiency ratio: F/(A+B+C-D) (non-GAAP)	70.60%	63.97%	58.51%	63.64%	65.38%

Tangible Assets and Tangible Common Equity
Total assets	$3,206,310	$3,323,015	$3,510,287	$2,973,994	$2,711,370
Goodwill[1]	—	(28,260)	(29,278)	(27,892)	(21,679)
Other intangible assets, net[2]	(2,491)	(9,754)	(8,683)	(8,349)	(948)

Tangible assets (non-GAAP)	$3,203,819	$3,285,001	$3,472,326	$2,937,753	$2,688,743

Total shareholders’ equity	$268,506	$318,190	$351,649	$183,478	$185,715
Preferred stock	(65,000)	(65,000)	(65,000)	—	—
Goodwill[1]	—	(28,260)	(29,278)	(27,892)	(21,679)
Other intangible assets, net[2]	(2,491)	(9,754)	(8,683)	(8,349)	(948)

Tangible common equity (non-GAAP)	$201,015	$215,176	$248,688	$147,237	$163,088

Shares outstanding, end of period (000s)	16,527	16,527	15,897	11,692	11,635

Tangible common equity to tangible assets (non-GAAP)	6.27%	6.55%	7.16%	5.01%	6.07%
Tangible common book value per share (non-GAAP)	$12.16	$13.02	$15.64	$12.59	$14.02

Pre-tax Pre-provision Earnings from Continuing Operations
(Loss) income before income taxes	$(61,293)	$(65,277)	$(4,387)	$31,283	$35,270
Provision for loan losses	109,901	125,194	66,883	16,939	5,164

Pre-tax pre-provision earnings (non-GAAP)	$48,608	$59,917	$62,496	$48,222	$40,434

[1]

Goodwill represents goodwill for Continuing Operations, as shown on the Consolidated Balance Sheets, and includes goodwill for Discontinued Operations of $0, $27,630, $27,395, $27,262, and $21,679 for the years ended September 30, 2011, 2010, 2009, 2008, and 2007, respectively.

[2]

Intangible assets represents intangible assets for Continuing Operations, as shown on the Consolidated Balance Sheets, and includes intangible assets for Discontinued Operations of $0, $6,938, $7,568, $8,304, and $948 for the years ended September 30, 2011, 2010, 2009, 2008, and 2007, respectively.

Critical Accounting Policies and Estimates

     First Financial’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, fair value measurements, and income taxes. First Financial believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

     The allowance for loan losses represents First Federal’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the Consolidated Balance Sheets. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: ongoing loan reviews, thecredit risk ratings of loans, consideration of First Federal’s loan loss experience, trends in delinquent and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on First Federal’s historical loss experience and additional qualitative adjustments for internal and external factors. Additionally, an allocation of reserves may be established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

     First Federal’s allowance for loan loss methodology is based on regulatory, GAAP, and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. See “- Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

     Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in the allowance for loan losses on a timely basis. First Federal utilizes regulatory guidance and its own experience in this analysis. In addition, federal banking regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require an increase in the allowance for loan losses through an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

     Actual loss ratios experienced in the future may vary from those projected. In the event that management over estimates future cash flows or underestimates losses on loan pools, First Federal adjusts the allowance for loan losses through the provision for loan losses, which will impact results of operations in the period where the variance is identified. Management believes that the allowance for loan losses at each balance sheet date is adequate and appropriate in accordance with GAAP. See Notes 1 and 4to the Consolidated Financial Statements for additional information.

Fair Value Measurements

     A number of valuation techniques are used to determine the fair value of assets and liabilities in First Financial’s Consolidated Financial Statements. These include quoted market prices for securities, interest rate swap valuations based on the modeling of termination values adjusted for credit spreads with counterparties, and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measures for assets and liabilities where there exists limited or no observable market data are based primarily on estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability, and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets or liabilities required to be measured at fair value or for impairment will be recognized in the financial statements as appropriate. See Note 17 to the Consolidated Financial Statements for additional information.

Income Taxes

     Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in First Financial’s Consolidated Financial Statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. First Financial assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. For example, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of evidence on projections of future taxable income to support the recovery of deferred tax assets.

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

Recent Accounting Pronouncements

     Notes 1 and 2 to the Consolidated Financial Statements discuss new accounting policies adopted by First Financial during fiscal 2011 and 2010 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects First Financial’s financial condition, results of operations, or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Significant Developments Over the Last Three Years

     On October 26, 2011, First Financial announced it entered into a definitive agreement to sell certain performing loans and classified assets with an aggregate contractual principal balance of $197.9 million to affiliates of Värde Partners, Inc. On October 27, 2011, First Financial announced that it completed the sale of the bulk loan pool with an aggregate contractual principal balance of $194.8 million for a cash settlement that did not require First Financial to provide financing to facilitate the close. A second closing occurred on November 18, 2011 for eight other real estate owned (“OREO”) properties with contractual principal balances totaling $3.1 million. The second closing completed the disposition of the loans transferred to the held for sale loan pool at June 30, 2011. First Financial will record a gain on the sale of the bulk loan pool totaling approximately $20 million in the first quarter of fiscal 2012. The strategy was announced on July 18, 2011, when First Financial determined that it would reclassify $155.3 million (book value) of certain nonperforming and performing loans to loans held for sale, effective June 30, 2011, and that it was pursuing loan sale alternatives with the intent of disposing of these assets. The loans transferred to the bulk sale pool had an aggregate contractual principal balance of $202.2 million at June 30, 2011 and were written-down to an estimated fair value of $60.3 million at that time.

     On September 30, 2011, First Financial completed the sale of its managing general insurance agency subsidiary, Kimbrell to Burns & Wilcox, Ltd., a Kaufman Financial Group company (“Burns& Wilcox”). Burns & Wilcox acquired substantially all of the assets of Kimbrell in exchange for cash. In addition, there is a provision for a potential earn-out payable over two years based on specific annual growth goals.

     On May 26, 2011, First Financial entered into a definitive agreement with Hub International, LLC. (“Hub”) whereby Hub agreed to acquire all of the stock of First Southeast. On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial will receive no additional consideration from the sale of First Southeast.

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

     On July 1, 2009, First Federal purchased American Pensions, Inc. (“American Pensions”), a retirement plan consulting, fiduciary and administration services provider located in Charleston, South Carolina. First Federal acquired approximately $310 thousand in cash, accounts receivable, prepaid and tangible assets and less than $100 thousand in liabilities. Additionally, $3.1 million in intangible assets resulted from the acquisition.

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

Results of Operations

     First Financial recorded a net loss for the fiscal year ended September 30, 2011 of $(41.2) million compared with a net loss of $(36.8) million for the fiscal year ended September 30, 2010 and net income of $29.3 million for the year ended September 30, 2009.After the effect of the preferred stock dividend and related accretion, the net loss available to common shareholders was $(45.0) million for the fiscal year ended September 30, 2011 compared with $(40.6) million for the fiscal year ended September 30, 2010 and net income available to common shareholders of $26.2 million for the fiscal year ended September 30, 2009.Diluted net loss per common share was $(2.72) for fiscal 2011, compared with $(2.46) for fiscal 2010 and net income per common share of $2.24 for fiscal 2009. First Financial recorded a net loss from continuing operations of $(37.6) million for fiscal 2011, compared with $(39.3) million for fiscal 2010 and $(2.1) million for fiscal 2009. Diluted net loss per common share from continuing operations was $(2.51) for the current fiscal year compared with $(2.61) for fiscal 2010 and $(0.45) for fiscal 2009. Additionally, First Financial recorded an extraordinary item totaling $28.9 million in fiscal 2009 related to the Cape Fear Acquisition. The net loss from discontinued operations was $(3.6) million for fiscal 2011, as compared with net income of $2.5 million for fiscal 2010 and net income of $2.6 million for fiscal 2009. The net loss from discontinued operations for fiscal 2011 was primarily the result of tax expense totaling $5.3 million related to recognizing permanent tax differences at the time of selling First Southeast and Kimbrell, combined with sale-related expenses.

Net Interest Income

     The following table presents an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	For the Years Ended September 30,
	2011			2010			2009

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$11,931	$20	0.17%	$6,938	$12	0.17%	$9,385	$29	0.31%
Securities available for sale	393,580	17,265	4.39	440,048	23,238	5.28	525,652	29,470	5.61
Securities held to maturity[1]	22,071	1,138	7.90	22,485	1,186	8.07	15,610	1,034	10.12
Nonmarketable securities - FHLB stock	39,901	311	0.78	45,611	111	0.24	42,256	184	0.44
Loans[2]	2,557,507	139,535	5.46	2,637,613	152,522	5.78	2,595,321	155,674	6.00
FDIC indemnification asset, net	63,292	2,015	3.18	65,245	3,800	5.82	18,460	2,376	12.87

Total earning assets	3,088,282	160,284	5.21%	3,217,940	180,869	5.64%	3,206,684	188,767	5.90%

Nonearning assets
Cash and due from banks	63,660			58,170			61,456
Allowance for loan losses	(77,991)			(79,927)			(47,196)
Other assets	186,769			159,515			83,461
Assets of discontinued operations	26,347			43,145			45,272

Total assets	$3,287,067			$3,398,843			$3,349,677

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$422,040	$1,521	0.36%	$367,490	$1,753	0.48%	$320,814	$1,506	0.47%
Savings and money market	503,365	1,997	0.40	501,528	3,682	0.73	464,203	4,940	1.06
Time deposits	1,210,008	22,213	1.84	1,297,186	27,349	2.11	1,146,874	34,448	3.00

Total interest-bearing deposits	2,135,413	25,731	1.20%	2,166,204	32,784	1.51%	1,931,891	40,894	2.12%
Advances from FHLB	526,035	13,351	2.54	517,626	18,100	3.50	660,706	21,722	3.29
Long-term debt	45,840	3,187	6.95	124,725	3,438	2.76	241,014	3,863	1.60

Total interest-bearing liabilities	2,707,288	42,269	1.56%	2,808,555	54,322	1.93%	2,833,611	66,479	2.35%

Noninterest-bearing liabilities
Noninterest-bearing checking	239,845			221,432			201,624
Other liabilities	34,831			24,133			41,074
Liabilities of discontinued operations	4,398			5,651			7,103

Total liabilities	2,986,362			3,059,771			3,083,412
Shareholders’ equity	300,705			339,072			266,265

Total liabilities and shareholders’ equity	$3,287,067			$3,398,843			$3,349,677

Net interest income/interest spread		$118,015	3.65%		$126,547	3.71%		$122,288	3.56%

Contribution of noninterest bearing sources of funds[3]			0.19			0.24			0.27

Net interest margin (FTE)[4]			3.84%			3.95%			3.83%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $605 thousand, $628 thousand, and $545 thousand for the years ended September 30, 2011, 2010 and 2009, respectively, calculated based on a federal tax rate of 35%.

[2]	Average loans include loans held for sale and nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.

[3]	Equates to total cost of funds of 1.43%, 1.79% and 2.19% for the years ended September 30, 2011, 2010 and 2009, respectively.

[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

     The decrease in net interest margin for fiscal 2011 as compared with fiscal 2010 was primarily the result of the decline in portfolio rates on earning assets exceeding the decline in the average rate paid on deposits. The increase in net interest margin for fiscal 2010 as compared with fiscal 2009 was primarily the result of higher average earning assets due to the full-year effect of the Cape Fear Acquisition, accretion of the purchase accounting fair-value adjustments, and deposits repricing lower and faster than loans and investments.

     The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Year Ended September 30, 2011 versus 2010 Increase (Decrease) Due to				Year Ended September 30, 2010 versus 2009 Increase (Decrease) Due to

(in thousands)	Volume	Rate		Net	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$8	$	---	$8	$(6)	$(11)	$(17)
Securities available for sale	(2,294)		(3,679)	(5,973)	(4,594)	(1,638)	(6,232)
Securities held to maturity	(22)		(26)	(48)	392	(240)	152
Nonmarketable securities - FHLB stock	(16)		216	200	14	(87)	(73)
Loans	(4,541)		(8,446)	(12,987)	2,508	(5,660)	(3,152)
FDIC indemnification asset, net	(111)		(1,674)	(1,785)	3,311	(1,887)	1,424

Total interest income	$(6,976)		$(13,609)	$(20,585)	$1,625	$(9,523)	$(7,898)

Interest expense
Interest-bearing deposits
Interest-bearing checking	$236		$(468)	$(232)	$222	$25	$247
Savings and money market	13		(1,698)	(1,685)	372	(1,630)	(1,258)
Time deposits	(1,757)		(3,379)	(5,136)	4,104	(11,203)	(7,099)

Total interest-bearing deposits	(1,508)		(5,545)	(7,053)	4,698	(12,808)	(8,110)
Advances from FHLB, and long-term debt	(2,856)		(2,144)	(5,000)	(7,337)	3,290	(4,047)

Total interest expense	(4,364)		(7,689)	(12,053)	(2,639)	(9,518)	(12,157)

Net interest income	$(2,612)		$(5,920)	$(8,532)	$4,264	$(5)	$4,259

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Fiscal 2011 compared with Fiscal 2010

     The decrease in net interest income reflects variance volumes that were negative in the aggregate as well as rate variances that were negative in the aggregate. The volume variance was primarily a result of a decline in loan balances due to recording loans to be sold in the bulk loan sale to their estimated fair value when they were reclassified to loans held for sale; combined with the decline in net loans due to the generally lower loan demand from creditworthy borrowers, loan charge-offs, and transfers to OREO. In addition, cash flows from investment securities were used during the year to fund maturing deposits or paydown borrowings rather than being fully reinvested. The rate variance was primarily the result of the continued low interest rate environment, as cash flows from loans and maturing investment securities were at considerably higher rates than new originations and purchases. The negative rate variance on loans was also impacted by the sustained elevated levels of nonperforming loans during fiscal 2011 prior to the reclassification to loans held for sale, as compared with a gradual increase in nonperforming loans during fiscal 2010. These decreases were partially offset by a reduction in deposit interest expense as First Financial continues to reprice deposits as market competition will support.

Fiscal 2010 compared with Fiscal 2009

     The increase in net interest income reflects volume variances that were favorable in the aggregate, partially offset by rate variances that were slightly unfavorable in the aggregate. The volume variance was primarily the result of the full-year effect of the Cape Fear Acquisition. This increase was partially offset by lower balances on securities available for sale as a result of not reinvesting proceeds received from maturities and using portfolio cash flow to reduce short-term borrowings. Higher interest-bearing deposit levels increased interest expense, which was more than offset by lower average advances from the Federal Home Loan Bank (“FHLB”) advances and long-term debt. The rate variance was fairly neutral as both assets and liabilities repriced down as a result of the significant market interest rate declines throughout fiscal 2010. Rate reductions on deposit accounts more than offset the higher rates on borrowings due, in part, to the short-term nature of the majority of the deposits while certain advances from the FHLB were extended for asset/liability planning purposes.

Provision for Loan Losses

     After determining what First Financial believes is an adequate allowance for loan losses based on the risk inherent in the loan portfolio, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses totaled $109.9 million for fiscal year 2011, compared with $125.2 million for fiscal 2010, and $66.9 million in fiscal 2009. The decrease from fiscal 2010 was primarily the result of an improvement in credit quality measurements, including the level of nonperforming and classified loans during the current year, as well as a reduction in the risk inherent in the portfolio following the reclassification of certain performing and nonperforming loans to held for sale during fiscal 2011. The reclassification resulted in charge-offs of $97.2 million during fiscal 2011 and a $30.1 million reduction in the allowance for loan losses at September 30, 2011 as compared with September 30, 2010 due to measuring those loans at estimated fair value and reclassifying them to loans held for sale, which excluded them from the allowance for loan losses calculation in future periods. The provision for fiscal 2011 included $67.1 million related to the reclassification of loans held for sale and $42.8 million as a result of First Federal’s normal credit practices. The increase in fiscal 2010 over fiscal 2009 was primarily the result of higher classified and nonperforming loan levels and higher net charge-offs, which increased the historical loss rates and affected the qualitative factors used to calculate the allowance for loan losses. Net charge-offs increased primarily as a result of economic conditions in the markets First Financial serves as well as declines in property values on collateral supporting commercial and residential real estate loans. See “– Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

     The following table summarizes the components of noninterest income for the last three fiscal years.

Noninterest income
	Years Ended September 30,			2011-2010 Change		2010-2009 Change

(dollars in thousands)	2011	2010	2009	$	%	$	%

Service charges on deposit accounts	$26,837	$25,574	$24,407	$1,263	4.9%	$1,167	4.8%
Mortgage and other loan income	10,460	11,436	8,261	(976)	(8.5%)	3,175	38.4%
Trust and plan administration	4,738	4,414	1,841	324	7.3%	2,573	139.8%
Brokerage fees	2,425	2,281	2,028	144	6.3%	253	12.5%
Other	2,495	5,095	2,178	(2,600)	(51.0%)	2,917	133.9%
Net securities gains	1,419	---	---	1,419	NM	---	NM
Net impairment losses recognized in earnings	(879)	(2,853)	(3,993)	1,974	(69.2%)	1,140	(28.5%)

Total noninterest income	$47,495	$45,947	$34,722	$1,548	3.4%	$11,225	32.3%

Fiscal 2011 compared with Fiscal 2010

     The increase in noninterest income was primarily the result of lower credit-related other-than-temporary-impairment (“OTTI”) losses on investments recognized in earnings during fiscal 2011, a gain on the sale of investment securities, and higher service charges on deposit accounts, partially offset by lower other income as well as mortgage and other loan income. The securities gain was due to the sale of one security in the second fiscal quarter of 2011, which had previously been written-off through OTTI. The increase in service charges on deposit accounts was due to higher transaction-related revenue resulting from increases in transaction volume as well as transaction fees. The decrease in other income was primarily the result of two transactions which occurred in fiscal 2010: a $1.5 million settlement with the FDIC related to the 2009 Cape Fear Acquisition and a $1.4 million gain on the donation of a branch location. The decrease in mortgage and other loan income was primarily the result of a unfavorable hedge adjustments on mortgage servicing rights and the mortgage pipeline hedges due to a decrease in the spread between the rates on U.S. Treasuries and long-term mortgage rates and lower late fees due to the overall stabilization in nonperforming loan trends, partially offset by $1.9 million in gains on the resolution of some loans in the bulk sale pool prior to the final disposition of the pool.

Fiscal 2010 compared with Fiscal 2009

     All noninterest income categories increased as a result of the full-year effect of the Cape Fear Acquisition in April 2009 and the purchase of American Pensions in July 2009. In addition, the increase in service charges on deposit accounts was due to additional interchange revenue of $1.8 million related to higher customer ATM and debit transaction volumes, partially offset by lower penalty charges for insufficient funds and overdrafts of $679 thousand due to customers holding higher deposit balances. The increase in mortgage and other loan income was primarily the result of higher residential mortgage origination volume in fiscal 2010, of which over 50% was sold in the secondary market. Mortgage activities, which include gains on sales, servicing fees, and hedging activities, accounted for $2.8 million of the increase while additional loan late fees and other loan income resulting from higher volumes. Trust and plan administration revenue increased primarily as a result of the full-year effect of the American Pensions acquisition, which occurred in July 2009. The increase in brokerage fees was primarily the result of new accounts related to expansion of the wealth management department, and some improvements in consumer confidence regarding investment alternatives translating to higher trading volumes. Other noninterest income increased primarily due to a $1.4 million gain on the donation of a branch location during the year as well as the receipt of $1.5 million from the FDIC for the final settlement on Cape Fear. Net impairment losses decreased primarily due to lower OTTI on investment securities.

Noninterest Expense

     The following table summarizes the components of noninterest expense for the last three fiscal years.

Noninterest expense
	Years Ended September 30,			2011-2010 Change		2010-2009 Change

(dollars in thousands)	2011	2010	2009	$	%	$	%

Salaries and employee benefits	$62,921	$58,425	$50,160	$4,496	7.7%	$8,265	16.5%
Occupancy costs	8,570	8,514	7,638	56	0.7%	876	11.5%
Furniture and equipment	7,044	7,739	7,182	(695)	(9.0%)	557	7.8%
Other real estate expenses, net	4,909	6,751	2,568	(1,842)	(27.3%)	4,183	162.9%
FDIC insurance and regulatory fees	4,090	4,672	5,787	(582)	(12.5%)	(1,115)	(19.3%)
Professional services	5,483	4,118	3,652	1,365	33.1%	466	12.8%
Advertising and marketing	3,233	3,097	2,676	136	4.4%	421	15.7%
Other loan expense	3,916	2,049	1,586	1,867	91.1%	463	29.2%
Goodwill impairment	630	---	---	630	NM	---	NM
Intangible asset amortization	325	327	25	(2)	(0.6%)	302	1208.0%
Other expense	15,781	16,885	13,240	(1,104)	(6.5%)	3,645	27.5%

Total noninterest expense	$116,902	$112,577	$94,514	$4,325	3.8%	$18,063	19.1%

Fiscal 2011 compared with Fiscal 2010

     The increase was primarily the result of higher salaries and benefits, other loan expense, higher professional services, and the goodwill impairment charge, partially offset by lower OREO, net, other expense, furniture and equipment expense, as well as FDIC insurance and regulatory fees. The increase in salaries and benefits was primarily the result of new hires throughout fiscal 2010, combined with $1.8 million recorded for separation agreements entered into in the second fiscal quarter of 2011. The increase in other loan expense was primarily the result of higher levels of foreclosure related expenses. The increase in professional services was primarily the result of $521 thousand in legal and other advisory services related to preparing the loans held for bulk sale pool for final disposition, as well as utilizing outside resources related to loss-share management, and the implementation of several strategic initiatives. The goodwill impairment charge was related to First Financial’s insurance premium financing operations. The decrease in OREO expenses, net was primarily the result of a $1.3 million reduction in the second fiscal quarter of 2011 due to the receipt of OREO valuation loss claims and recoverable expenses on covered OREO from the Cape Fear Acquisition, as well as lower fair value writedowns on OREO properties in the current fiscal year. The decrease in other expense was primarily the result of a $1.2 million contribution in conjunction with the donation of a branch location recorded during the first fiscal quarter of 2010. The decrease in furniture and equipment expense was primarily the result of the elimination of certain contracted services. The decrease in FDIC insurance and regulatory fees was primarily the result of the new assessment methodology implemented by the FDIC, which was effective July 1, 2011.

Fiscal 2010 compared with Fiscal 2009

     All noninterest expense categories, with the exception of FDIC insurance and regulatory fees, increased primarily as a result of the full-year effect of the Cape Fear Acquisition in April 2009 and the purchase of American Pensions in July 2009. Also contributing to the increase in salaries and employee benefits was new positions added during the year in wealth management, correspondent lending, and mortgage origination, as well as in operations and administrative areas. OREO expense increased primarily due to $3.9 million in additional writedowns to reflect further fair value declines on the underlying properties and $421 thousand in higher maintenance costs due to an increase in the number of properties during fiscal 2010. Other loan expense increased primarily due to higher appraisal costs on commercial and residential properties. In addition to the full-year effect of the 2009 acquisitions, the increase in other noninterest expenses was due to a $1.2 million contribution in conjunction with the donation of a former branch facility as well as $743 thousand required to replenish insurance reserves at the reinsurance subsidiary related to losses incurred during the year. The decrease in FDIC insurance and regulatory fees was primarily the result of an industry-wide special assessment paid in fiscal 2009.

Income Taxes

     The income tax benefit from continuing operations for fiscal 2011 totaled $(23.7) million, compared with $(26.0) million for fiscal 2010 and $(2.2)millionfor fiscal 2009. Additionally, income tax expense of $18.8 million was recorded during fiscal 2009 in conjunction with the gain associated with the Cape Fear Acquisition. The income tax (benefit) expense fluctuates in relation to pre-tax (loss) income levels. The effective tax rate for continuing operations was 38.62%,39.78%, and 51.11%for 2011, 2010, and 2009, respectively. The fluctuations in the effective tax rate for continuing operations were primarily the result of a pre-tax loss as well as recognizing deductions on tax-exempt income sources and low income housing credits, which increased the tax benefit.

     First Financial regularly monitors its deferred tax assets, which totaled $10.8 million at September 30, 2011. First Financial considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available as of September 30, 2011, First Financial concluded that it is more likely than not that it will be able to realize its deferred tax benefits and that a valuation allowance is not needed. Refer to Note 13to the Consolidated Financial Statements for additional information.

Line of Business Results

     Prior to June 30, 2011, First Financial had two principal operating segments, banking and insurance, which were evaluated regularly by management and First Financial’s Board of Directors in deciding how to allocate resources and assess performance. During fiscal 2011, First Financial sold its insurance agency subsidiary, First Southeast and its managing general insurance agency, Kimbrell, and their results of operations are now segregated from continuing operations and displayed as (loss) income from discontinued operations on a net basis. First Financial continues to monitor the revenue streams of its various financial products and services but now manages its operations and evaluates its financial performance on a consolidated basis. As of September 30, 2011, First Financial considers its former Banking and Other business segments to not be independent and determined that they are one operating segment.

Financial Condition

     Total assets at September 30, 2011were $3.2 billion, a decrease of $116.7 million or 3.5% from September 30, 2010. The decline was primarily the result of a decrease in total loans due to loans charged-off to estimated fair value and reclassified to loans held for sale at June 30,2011, as well as the sales of First Southeast and Kimbrell during the last two fiscal quarters of 2011, partially offset by an increase in other assets. Continued low loan demand from creditworthy borrowers, charge-offs, transfers of nonperforming loans to OREO, and paydowns due to normal borrower activity also contributed to the reduction in loans, partially offset by demand for residential mortgage loans due to the low interest rate environment. Total liabilities at September 30, 2011were $2.9 billion, a decrease of $67.0 million or 2.2% from September 30, 2010. The decline was primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits, partially offset by an increase in core deposits, which include checking, savings, and money market accounts, as well as higher FHLB advances.

Investment Securities

     The primary objectives in managing the investment securities portfolio include maintaining a portfolio of high quality investments with returns competitive with U.S. Treasury or agency securities and highly rated corporate securities. First Financial maintains balances in investments and mortgage-backed securities based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

     The amortized cost and estimated fair value on investment securities at September 30, 2011 and 2010 follows.

	As of September 30,
	2011		2010

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale
Obligations of the U.S. government agencies and corporations	$1,826	$1,863	$2,021	$2,049
State and municipal obligations	450	481	450	466
Collateralized debt obligations	7,127	3,074	7,780	3,417
Mortgage-backed securities	85,306	88,957	79,754	83,148
Collateralized mortgage obligations	306,525	312,513	303,088	312,097
Other securities	5,431	5,220	5,809	6,799

Total securities available for sale	$406,665	$412,108	$398,902	$407,976

Securities Held to Maturity
State and municipal obligations	$20,863	$23,354	$21,623	$23,972
Certificates of deposit	808	808	906	906

Total securities held to maturity	$21,671	$24,162	$22,529	$24,878

Nonmarketable securities - FHLB stock	$35,782	$35,782	$42,867	$42,867

     First Financial performs a thorough credit review of its investment securities portfolio on a quarterly basis to evaluate the underlying collateral as well as the supporting credit enhancement and structure. As a result, OTTI charges of $879 thousand, $2.9 million and$4.0 million were recorded in noninterest income during fiscal 2011, 2010, and 2009, respectively. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

     Maturities and average yields of investment securities are presented in the table below.

	Due in One Year or Less			Due after One Year through Five Years			Due after Five Years through Ten Years			Due after Ten Years

September 30, 2011 (dollars in thousands)	Balance		Weighted average yield[3]	Balance		Weighted average yield[3]	Balance		Weighted average yield[3]	Balance		Weighted average yield[3]

Securities Available for Sale, at fair value
Obligations of the U.S. government agencies and corporations		$146	0.52%		$1,717	0.96%	$	---	---%	$	---	---%
State and municipal obligations[1]		---	---		---	---		---	---		481	6.96
Collateralized debt obligations[2]		---	---		---	---		---	---		3,074	1.44
Mortgage-backed securities[2]		---	---		615	4.95		8,886	4.95		79,456	3.41
Collateralized mortgage obligations[2]		---	---		---	---		64,005	6.28		248,508	3.41
Other securities		---	---		---	---		950	5.64		4,270	5.26

Total securities available for sale		$146	0.52%		$2,332	1.99%		$73,841	6.13%		$335,789	3.36%

Securities Held to Maturity, at amortized cost
State and municipal obligations	$	---	---%	$	---	---%		$1,520	3.95%		$19,343	5.40%
Certificates of deposit		408	1.22		400	0.87		---	---		---	---

Total securities held to maturity		$408	1.22%		$400	0.87%		$1,520	3.95%		$19,343	5.40%

[1] Yields on tax-exempt securities are calculated on a tax-equivalent basis using a statutory federal income tax rate of 35%. Yields on available-for-sale securities are calculated based on amortized costs of the security.

[2] For purposes of the maturity table, mortgage-based securities, collateralized debt obligations, and collateralized mortgage obligations, which are not due at any single maturity date, have been included in maturity groupings based on their contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage with or without call or prepayment penalty.

[3] Weighted average yield is calculated using the amortized costs basis of the underlying security.

Loans

     At September 30, 2011, the loan portfolio totaled $2.4 billion, or 73.5% of total assets. The majority of loans were originated to borrowers in First Federal’s local market areas of Charleston, Florence, Hilton Head, and Myrtle Beach, South Carolina and Wilmington, North Carolina. First Federal’s principal lending activity has historically consisted of the origination of residential mortgage loans secured by first mortgages on owner-occupied, one-to-four family residences and, to a lesser extent, on loans for the construction of one-to-four family residences. First Federal also originates commercial real estate loans and commercial business loans. While First Federal intends to increase its commercial and small business loan originations, a substantial portion of the loan portfolio is currently secured by real estate. First Federal originates consumer loans with an emphasis on home equity loans and lines of credit as well as manufactured housing.

     Because lending activities comprise such a significant source of revenue, the main objective is to adhere to sound lending practices. First Federal’s Management Loan Committee, which consists of the Chief Credit Officer and senior lending personnel, is authorized to approve loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate. Loan requests for relationships in excess of $5.0 million in aggregate credit exposure are presented to the Loan Committee of First Federal’s Board of Directors for review and approval.

     The following table summarizes outstanding loans by purpose of the loan.

	As of September 30,
	2011		2010		2009		2008		2007

LOANS (dollars in thousands)	$	%	$	%	$	%	$	%	$	%

Residential loans
Residential 1-4 family	$909,907	38.7%	$836,644	32.6%	$749,289	28.2%	$719,092	30.6%	$711,149	33.1%
Residential construction	16,431	0.7	14,436	0.6	15,681	0.6	13,424	0.6	12,824	0.6
Residential land	40,725	1.7	56,344	2.2	75,707	2.8	75,751	3.2	77,663	3.6

Total residential loans	967,063	41.1	907,424	35.4	840,677	31.6	808,267	34.4	801,636	37.3

Commercial loans
Commercial business	80,871	3.4	92,650	3.6	128,097	4.8	112,805	4.8	109,289	5.1
Commercial real estate	471,296	20.0	598,547	23.3	601,135	22.6	448,667	19.1	404,360	18.8
Commercial construction	15,051	0.6	28,449	1.1	80,247	3.0	97,798	4.2	62,825	2.9
Commercial land	67,432	2.9	143,366	5.6	221,845	8.3	172,112	7.3	140,161	6.5

Total commercial loans	634,650	26.9	863,012	33.7	1,031,324	38.7	831,382	35.4	716,635	33.3

Consumer loans
Home equity	369,213	15.7	397,632	15.5	398,423	15.0	329,387	14.0	277,097	12.9
Manufactured housing	276,047	11.7	269,857	10.5	243,823	9.2	224,122	9.5	201,030	9.4
Marine	55,243	2.3	65,901	2.6	76,608	2.9	83,052	3.5	82,512	3.8
Other consumer	53,064	2.3	60,522	2.4	70,887	2.7	72,317	3.1	70,983	3.3

Total consumer loans	753,567	32.0	793,912	31.0	789,741	29.7	708,878	30.2	631,622	29.4

Total loans	2,355,280	100.0%	2,564,348	100.0%	2,661,742	100.0%	2,348,527	100.0%	2,149,893	100.0%
Less: Allowance for loan losses	54,333		86,871		68,473		23,990		15,428

Net loans	$2,300,947		$2,477,477		$2,593,269		$2,324,537		$2,134,465

Loans held for sale	$94,872		$28,400		$25,603		$8,731		$6,311

     Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At September 30, 2011, loans held for sale consisted of $40.8 million of residential mortgage loans to be sold in the secondary market and $54.1 million of nonperforming and performing loans selected for bulk loan sale. There were no balances related to loans held for bulk sale in any of the prior periods. The increase in residential mortgage loans to be sold in the secondary market over September 30, 2010 was primarily the result of higher borrower demand due to reductions in market interest rates toward the end of fiscal 2011. The transfer of select loans to held for sale effective June 30, 2011 is discussed further in the “Asset Quality” section below.

         Included in the table above are loans covered under the loss share agreement with the FDIC (“covered loans”). The following table presents the outstanding balance for the covered loans at September 30, 2011. The table also includes the amount of delinquent loans and nonperforming loans by category, as well as total other repossessed assets acquired and total classified covered loans at September 30, 2011 and 2010. See Notes 4 and6 to the Consolidated Financial Statements for additional information.

	As of September 30, 2011				As of September 30, 2010

Loans Covered Under Loss Share Agreement (dollars in thousands)	Loans Outstanding	Delinquent Loans		Nonperforming Loans	Loans Outstanding	Delinquent Loans		Nonperforming Loans

Residential loans
Residential 1-4 family[1]	$2,834	$	---	$943	$3,086	$	---	$1,454
Residential land	7,743		---	173	10,959		265	114

Total residential loans	10,577		---	1,116	14,045		265	1,568

Commercial loans
Commercial business	12,589		282	3,599	16,215		394	2,147
Commercial real estate	85,133		1,581	11,460	99,639		1,786	4,870
Commercial construction	1,161		596	---	4,336		284	---
Commercial land	16,495		66	2,380	26,273		1,743	1,569

Total commercial loans	115,378		2,525	17,439	146,463		4,207	8,586

Consumer loans
Home equity	26,516		151	335	29,185		308	324
Other consumer	1,749		19	89	2,309		267	110

Total consumer loans	28,265		170	424	31,494		575	434

Total loans	$154,220		$2,695	$18,979	$192,002		$5,047	$10,588

Other repossessed assets acquired	$8,688				$4,901
Special mention loans[2]	8,166				12,118
Classified loans[2]	34,110				24,099

[1]	Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $734 thousand and $750 thousand at September 30, 2011 and 2010, respectively.

[2]	See Note 4 for the regulatory definition of special mention and classified.

     The following table presents the contractual terms to maturity for loans outstanding at September 30, 2011. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause First Federal’s actual principal payment experience to differ materially from that shown. For example, the average life of mortgage loans tends to increase when current market interest rates are substantially higher than the interest rates on existing loans and, conversely, decrease when the interest rates on existing loans are substantially higher than current market interest rates.

SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY

					Rate Structure for Loans Maturing Over One Year

As of September 30, 2011 (dollars in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Interest Rate

Residential loans
Residential 1-4 family	$2,335	$12,249	$895,323	$909,907	$404,010	$503,562
Residential construction	---	---	16,431	16,431	16,431	---
Residential land	11,985	24,478	4,262	40,725	27,947	793

Total residential loans	14,320	36,727	916,016	967,063	448,388	504,355

Commercial loans
Commercial business	34,423	35,555	10,893	80,871	37,268	9,180
Commercial real estate	92,447	159,994	218,855	471,296	300,863	77,986
Commercial construction	2,911	6,827	5,313	15,051	6,874	5,266
Commercial land	56,553	5,232	5,647	67,432	8,415	2,464

Total commercial loans	186,334	207,608	240,708	634,650	353,420	94,896

Consumer loans
Home equity	972	10,292	357,949	369,213	5,420	362,821
Manufactured housing	102	4,871	271,074	276,047	275,778	167
Marine	596	10,827	43,820	55,243	54,647	---
Other consumer	28,332	13,768	10,964	53,064	24,716	16

Total consumer loans	30,002	39,758	683,807	753,567	360,561	363,004

Total loans	$230,656	$284,093	$1,840,531	$2,355,280	$1,162,369	$962,255

Percent to total loans	9.8%	12.1%	78.1%	100.0%	49.4%	40.9%

Residential Loans

     At September 30, 2011, residential mortgage loans, which include one-to-four family loans, residential construction loans, and residential land loans, totaled 41.1% of total loans. The following table provides a detailed breakdown of residentialone-to-four family mortgage loans by the year of origination and geographic location as of September 30, 2011.

Residential 1-4 Family

	Fiscal Year of Origination

(dollars in thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total

Portfolio balance	$141,656	$46,167	$45,321	$44,861	$50,470	$85,594	$149,768	$213,243	$132,827	$909,907
Number of loans	1,729	291	283	229	265	417	620	1,008	542	5,384
Weighted average age (in years)										5.99
Average loan amount										$169

Geographic breakdown (%)
Charleston, SC	53.1%	60.8%	67.3%	69.1%	63.5%	67.2%	59.2%	52.1%	52.0%	57.5%
Florence, SC	7.9	4.1	5.2	2.5	3.6	2.4	2.1	2.9	2.1	3.6
Hilton Head, SC	11.1	10.4	8.0	7.3	9.5	2.6	9.7	4.2	7.1	7.4
Myrtle Beach, SC	17.9	13.2	14.0	12.2	13.2	14.4	13.2	10.1	7.8	12.5
Wilmington, NC	1.0	0.2	1.0	0.7	1.6	3.7	8.9	5.5	5.6	4.2
Other	9.0	11.3	4.5	8.2	8.6	9.7	6.9	25.2	25.4	14.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     First Federal generally underwrites residential one-to-four family loans based on the applicant’s employment, debt-to-income levels, credit history and the appraised value of the subject property. Properties securing one-to-four family loans are generally appraised by independent appraisers who have been approved by First Federal. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. First Federal operates a correspondent lending program to purchase residential first mortgage loans originated by unaffiliated banks, mortgage lenders and brokers in South Carolina, North Carolina, Virginia and Tennessee. These loans are subject to underwriting standards consistent with the loans originated at First Federal locations and are accepted for purchase only after approval by First Federal’s underwriters. Loans funded through the correspondent program totaled $222.0 million in fiscal 2011, as compared with $116.1 million in fiscal 2010.

     Generally, First Federal lends up to 80% of the lesser of the appraised value or purchase price for residential mortgage loans. On occasion, there have been first mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance the closing costs, resulting in a loan-to-value(“LTV”)ratio of 100% or greater at origination, which may experience a higher risk of credit default. At September 30, 2011 and 2010, there were $88.3million and $83.3 million of such loans, respectively. Private mortgage insurance is generally required in order to reduce exposure on loans with LTVs at origination greater than 80%. Exposure is also reduced in cases where the loans are guaranteed under Veterans Administration (“VA”) or Federal Housing Administration (“FHA”) programs. The amount of residential one-to-four family loans with an LTV at the time of origination greater than 100% which were either not guaranteed or do not have private mortgage insurance totaled $55.1million and $45.9 million at September 30, 2011 and 2010, respectively.

     First Federal offers adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from 10 to 30 years. Generally, these loans meet Fannie Mae, Ginnie Mae, or Freddie Mac requirements for sale in the secondary market. First Federal generally retains ARMs and jumbo mortgages, and periodically retains some of the fixed rate loans in the loan portfolio to meet asset/liability management objectives. Traditional types of ARMs have up to 30-year terms and interest rates which adjust annually after being fixed for a period of three, five, seven, or ten years in accordance with a designated index. ARMs may be originated with a 1%, 2% or 5% cap on the interest rate increase or decrease in the initial repricing period, a 1% or 2% cap on any increase or decrease in the interest rate per year thereafter, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. These loans are underwritten based on the fully-indexed rate. Loans of this type have embedded interest rate risk if rates should rise during the initial fixed rate period as the income earned by First Federal would be lower than current market rates until the interest rate reset date. While ARM loans allow First Federal to decrease the sensitivity of its assets as a result of changes in interest rates, the extent this mitigates interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Potential credit risk results from higher interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of the higher required payment from the borrower. Given the recent market environment, the loan production of ARM loans has been substantially reduced in favor of fixed rate mortgages.

Commercial Lending

     At September 30, 2011, the commercial portfolio totaled 26.9% of total loans. First Federal targets corporate, institutional and small business loans, as well as small and mid-size owner occupied properties.

     At September 30, 2011, commercial business loans represented 3.4% of total loans. To increase the commercial and industrial business loans, lines of credit, equipment loans and letters of credit originated, First Federal focuse sits efforts on local or regional, small- to medium-sized companies that operate in the local market area. These loans are typically secured by non-real estate collateral or are unsecured and are used for general business purposes, including working capital financing, equipment financing, and general expansion. Collateral on these loans may consist of accounts receivable, inventory or equipment. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Loan terms vary but do not typically exceed five years. The interest rates on such loans are either fixed rates or floating rates indexed to the prime rate or LIBOR plus a margin to the index. Commercial business lending standards include credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the credit analysis. First Federal generally obtains personal guarantees on commercial business loans.

     Commercial real estate is generally priced at a higher rate of interest than residential one-to-four family loans. Interest rates charged on commercial real estate loans are determined by market conditions existing at the time of the loan commitment. The amortization of the loans may vary but will not usually exceed twenty years. Terms are based on either variable (prime rate or LIBOR based) or fixed rates. Fixed rate loans are generally for a period of three to five years; however some rates are fixed up to twenty years. Many commercial real estate loans are not fully amortizing and contain balloon payments.

     Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multi-family properties, and industrial facilities in First Federal’s primary market area. Commercial real estate loans typically involve higher principal amounts than other types of loans, and ifnon-owner occupied, repayment may be dependent on income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Generally, the LTV ratio for commercial real estate loans does not exceed 80% on purchases and refinances. First Federal obtains appraisals, from approved independent appraisers or other forms of evaluation acceptable by policy and regulatory guidelines, on all properties securing commercial real estate loans, based on policy guidelines. These loans maypose a greater credit risk than loans secured by residential real estate because the collateral securing these loans typically may not be sold as easily as residential real estate. If First Federal forecloses on a commercial real estate loan, the holding period for the collateral may be longer than for residential one-to-four family mortgage loans because there may be fewer potential purchasers of the collateral. Accordingly, if any errors in judgment are made regarding the collectability of commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with the residential or consumer loan portfolios. As of September 30, 2011 approximately 39% of commercial real estate loans were owner occupied, which are expected to have a lower risk profile than non-owner occupied investment commercial real estate.

     The following table provides a detailed breakdown of commercial real estate loans by the year of origination and geographic location as of September 30, 2011.

Commercial Real Estate
	Fiscal Year of Origination

(dollars in thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total

Portfolio balance	$56,769	$28,649	$38,075	$40,429	$81,920	$119,003	$60,287	$29,381	$16,783	$471,296
Number of loans	629	154	183	175	299	332	207	100	55	2,134
Weighted average age (in years)										7.66
Average loan amount										$221

Geographic breakdown (%)
Charleston, SC	64.1%	48.0%	41.9%	67.9%	42.2%	52.0%	51.5%	63.7%	71.8%	53.4%
Florence, SC	3.2	2.6	2.8	7.4	5.7	3.2	5.8	5.8	1.4	4.3
Hilton Head, SC	4.3	5.7	5.0	1.5	0.8	7.8	1.6	1.6	4.8	4.2
Myrtle Beach, SC	14.7	8.6	9.1	9.9	15.6	14.6	18.2	18.2	6.1	13.8
Wilmington, NC	13.0	34.6	37.6	12.7	28.5	20.5	14.3	14.3	13.5	20.8
Other	0.9	0.5	3.6	0.6	7.2	1.9	8.6	8.6	2.4	3.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Given continued contraction in the real estate market, First Federal has significantly reduced origination levels for land and construction loans, generally limiting new origination to owner-occupied construction projects and requiring higher levels of equity in the project as well as adhering to more strict underwriting standards. Commercial land loans are generally secured by property in First Federal’s primary market areas. These loans are secured by a first lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with an interest rate based on the prime rate. Title insurance is required and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

Consumer Lending

     First Federal offers a variety of consumer loans, including home equity loans and lines of credit, manufactured housing, marine, automobile, and personal unsecured loans. Consumer loans totaled 32.0% of total loans at September 30, 2011. Generally, consumer loans have shorter terms to maturity and higher interest rates than residential mortgage loans.

     At September 30, 2011, the largest component of the consumer loan portfolio was home equity loans and lines of credit, which represents 15.7% of total loans. Home equity loans are typically used for improvements on residential properties, debt consolidation and education expenses. Home equity lines of credit generally have a ten to fifteen year term and interest rate tied to the prime rate. As of September 30, 2011, 29% of home equity loans were secured by a first mortgage on residential property, an additional 34% were secured by a first and second mortgage, both of which were held by First Federal, with the remaining 37% secured by a first and second mortgage, where the first lien was held by another lender. The maximum LTV ratio is typically 85% at origination, which takes into account both the balance of the home equity loan and the first mortgage loan. Further declines in home values may contribute to current LTV ratios in excess of 85%. The increased risk of higher LTVs is considered in the calculation of the allowance for loan losses as discussed in the “Allowance for Loan Losses” section below. In addition, management reviews home equity lines using an automated valuation service to update property values based on current market sales and property listings, as well as obtaining current borrower credit scores. Home equity lines with significant declines in the value of the underlying collateral or material changes in the borrower’s financial condition were further evaluated to determine if future advances on the line should be suspended. As of September 30, 2011, 35% of First Federal’s home equity lines were suspended from future advances and 51% of First Federal’s home equity borrowers have an updated credit score of 750 or above.

     The following table provides a detailed breakdown of home equity loans by the year of origination and geographic location as of September 30, 2011.

Home Equity

	Fiscal Year of Origination

(dollars in thousands)	2003 & Prior	2004	2005	2006	2007	2008	2009	2010	2011	Total

Portfolio balance	$29,110	$12,751	$30,666	$41,655	$51,392	$89,121	$60,152	$36,957	$17,409	$369,213
Number of loans	1,693	475	752	771	932	1,345	1,258	773	388	8,387
Weighted average age (in years)										5.59
Average loan amount										$44

Geographic breakdown (%)
Charleston, SC	54.6%	45.3%	48.1%	50.0%	52.8%	59.0%	63.6%	66.9%	62.8%	57.1%
Florence, SC	9.3	11.2	6.6	3.6	2.6	2.7	4.2	4.0	10.5	4.6
Hilton Head, SC	9.1	19.6	14.9	14.4	6.8	14.3	10.1	3.2	6.8	11.0
Myrtle Beach, SC	14.2	17.6	18.2	20.1	18.4	11.2	17.5	14.0	13.7	15.7
Wilmington, NC	9.9	3.9	10.9	10.4	17.9	2.4	2.7	10.0	5.5	9.7
Other	2.9	2.4	1.3	1.5	1.5	10.4	1.9	1.9	0.7	1.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Manufactured housing lending involves additional risks as a result of higher LTV ratios usually associated with consumer loans. Consequently, manufactured housing loans bear a higher rate of interest, generally have a higher probability of default, may involve higher delinquency rates and may require higher reserves than other types of consumer loans. The geographic concentration of First Federal’s manufactured housing portfolio as of September 30, 2011 follows.

Manufactured Housing
September 30, 2011

Geographic breakdown by State (%)
SC	54.6%
FL	16.9
NC	11.3
GA	8.5
AL	5.0
Other	3.7

Total	100.0%

     Consumer loans entail greater risk than residential first-lien mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as boats or automobiles, or second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly in recent years. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks may not be as prevalent with respect to First Federal’s consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to residential one-to-four family mortgage loans. Nevertheless, home equity loans and lines of credit may have greater credit risk than residential one-to-four family mortgage loans if they are secured by mortgages subordinated to the existing first mortgage on the property, which First Federal may or may not hold and which may result in borrowers having little or no equity in their homes as a result of the continued declines in home values. In addition, private mortgage insurance coverage is not obtained for these loans. First Federal does not actively participate in wholesale or brokered home equity loan origination.

Mortgage Activities

     Mortgage activities involve the origination and sale of residential one-to-four family mortgages for the purpose of generating gains on sales of loans and fee income on the origination of loans. While First Federal originates residential one-to-four family loans that are held in its loan portfolio, the majority of new loans are generally sold pursuant to secondary market guidelines. Generally, residential mortgage loans are sold and servicing rights are retained on qualifying fixed-rate mortgages. First Federal’s primary single-family product is the conventional mortgage loan. However, loans are also originated that are either fully guaranteed by the VA or partially insured by the FHA. First Federal also sells conventional whole loans to Fannie Mae and Freddie Mac, which are sold on a non-recourse basis and foreclosure losses are generally the responsibility of the purchaser and not First Federal. The level of loan sale activity and its contribution to First Federal’s profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by First Federal and the amount of loan sales and loan fees earned.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Loan originations	$557,979	$489,477	$657,831
Loan originations retained in loan portfolio	224,959	229,133	202,106
Proceeds from sales of loans	324,796	260,692	444,848

Loan Servicing

     First Federal receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments. At September 30, 2011, First Federal was servicing $1.4billion of loans for others, an increase from $1.3 billion at September 30, 2010. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After First Federal receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

     Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. This valuation is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). As discussed in detail in Note 5 to the Consolidated Financial Statements, First Federal uses anappropriate weighted average constant prepayment rate, discount rate, and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each balance sheet date. In aggregate, servicing assets had a fair value of $10.6million and $10.2million at September 30, 2011 and 2010, respectively.

Asset Quality

     National credit conditions have contributed to the historical high credit costs as compared with lower credit cost levels in past years. The markets in which First Federal operate are not immune from these conditions and have been a factor in the higher levels of nonperforming assets, and charge-offs First Federal has reported since fiscal 2009. Throughout 2010, First Federal experienced negative trends in delinquent loans, nonperforming assets, and charge-offs, which contributed to an increase in the allowance for loans losses to 3.39% of total loans at September 30, 2010, as compared with 2.57% of total loans at September 30, 2009. The increase in the credit metrics during fiscal 2010 resulted from weakness in the local economy, deterioration in the collateral values within the coastal areas of First Federal’s markets, and declines in individual borrower and guarantor repayment abilities. From September 30, 2010 to June 30, 2011, First Financial experienced stabilization in its delinquent, nonperforming and criticized and classified loan levels.

     As a result of the stabilization in credit metric trends and a strategy to reduce its level of nonperforming loans, First Federal identified loans for a bulk loan sale. During the third fiscal quarter of 2011, First Federal selected certain nonperforming loans and certain performing loans considered to have a high risk of further credit deterioration to create a bulk loan pool for sale, rather than to continue the normal special asset resolution process, which would likely extend over a protracted period of several years. The objective of this selection was to reduce the inherent risk in the overall loan portfolio and minimize future negative migration. The selection process included all nonperforming commercial and residential mortgage loans and was expanded to include performing criticized and classified commercial loans in excess of $200,000 which were believed to have a high probability for further credit deterioration. In addition, loans with direct and indirect exposure to the principal borrower were included to account for the borrower’s entire lending relationship. Finally, certain nonperforming loans with sensitive relationships were removed from the pool as First Federal believed it could manage these loans with minimal incremental loss exposure. A third party advisor was engaged to assess the distressed asset market and to analyze First Federal’s pool relative to recent transactions to determine its estimated value. The elements of the pool were evaluated on a category basis with ranges of comparable loan types as well as on an individual loan basis for the larger credits. As a result of this process, First Federal selected loans totaling $202.2 million in contractual principal balance ($155.3 million book value) to reclassify to loans held for sale as of June 30, 2011 and these loans were written-down to an estimated fair value of $60.3 million at that time. From June 30, 2011 to August 31, 2011 (which was the sale cutoff date), the contractual principal balance of these loans was reduced by $4.3 million through principal paydowns, loans migrating to OREO, and various other resolutions. The net reduction included nineteen loans totaling $4.4 million, which were added to the pool as the result of existing relationships to other assets already in the pool. On October 26, 2011, First Federal entered into a definitive agreement to sell certain performing loans and classified assets with an aggregate contractual principal balance of $197.9 million in a single transaction for a cash settlement. The sale was structured with two consecutive closings, with the first closing occurring on October 27, 2011 and was comprised of the majority of the assets, with an aggregate contractual principal balance of $194.8 million. The second closing occurred on November 18, 2011 and was comprised of eight OREO properties with contractual principal balances totaling $3.1 million. The second closing completed the disposition of the loans transferred to the held for sale loan pool at June 30, 2011. First Federal will record a gain on the sale of the bulk loan pool of approximately $20 million in the first quarter of fiscal 2012.

     The asset sale transaction improves First Federal’s credit risk profile. Considering the effect of this transaction, nonperforming assets at September 30, 2011 would have been reduced by $41.3 million to $67.2 million, which would have included $27.7 million of covered loans. Pro forma non-covered nonperforming assets as a percent of total assets would have been 1.23% at September 30, 2011 as compared with 2.52% as reported.

Loan Monitoring

     Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or reducing future credit losses. The loan review process is continually evaluated for effectiveness and appropriateness given the inherent risk of the current loan portfolio and general economic conditions resulting in changes to the performance of the portfolio. For example, enhancements were made to the loan review process in the fall of 2009, after identifying deterioration in the loan portfolio and following the hiring of a new Chief Credit Officer. The changes made at that time did not constitute a new methodology with respect to First Federal’s credit management and loan review procedures, but included additional procedures to proactively identify and address changing circumstances affecting the loan portfolio. Some of the specific revisions implemented in early fiscal 2010 included:

•	Enhanced the existing review of past due loans by increasing the frequency of the problem loan and impairment review processes from quarterly to monthly;
•	Adjusted the scope of the loan review process to provide more coverage of the entire loan portfolio and ensure timely recognition of potential problems and losses;
•	Enhanced loan review procedures to more consistently and thoroughly evaluate the borrower’s and guarantor’s global cash flow analysis; and
•

Implemented more frequent updates for appraisals and other acceptable valuation methods, to include obtaining updates at the onset of evidence of deterioration in any sector of the portfolio, especially in the more volatile coastal markets which had noted deterioration in collateral values.

     The ongoing monthly loan review evaluates all commercial loans greater than $200,000 and more than 30 days past due as well as all criticized and classified loans over $500,000. The depth of review varies by asset type, depending on the nature of the assets and their risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio on the basis of risk indicators such as delinquency (as with consumer and residential real estate loans) or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk. For the larger credits, action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if deterioration in market value is observed.

     During fiscal 2010, management determined that several of the commercial loan portfolios were considered higher risk, including the land and acquisition/development (“A&D”) loans, commercial real estate (“CRE”), and commercial business loans (“C&I”). The determinations were based on general economic deterioration and volatility of the coastal areas within First Federal’s markets, as well as evidence based on the delinquency trends of First Federal’s loan portfolios, which are considered to be a leading indicator of potential problems. Based on the quarterly delinquency trends throughout fiscal 2010, each of these portfolios indicated stress at different times throughout the year as the economic downturn continued and collateral and borrowers’ financial condition continued to deteriorate. As a result of the evidence presented for these higher risk sectors, evaluations of performing loans occurred to proactively address potential further deterioration in these sectors. These evaluations were in addition to the increased frequency and scope of the problem loan review process, as discussed above. The additional reviews performed during fiscal 2010 were not phased-in, rather sectors were addressed as it became evident that additional actions were warranted. These reviews supplemented the regular monthly review process and were focused on performing loans in the A&D, CRE, and C&I portfolios. As a result, some loans that were previously less than 90 days past due were placed on nonaccrual status and if specific reserves were warranted, they were recorded to the allowance for loan losses each quarter as losses were incurred. The additional reviews contributed to increases in charge-offs and the provision for loan losses for fiscal 2010.

     Based on discussions during the ongoing monthly loan review process as well as monitoring the delinquent, nonperforming, criticized, and classified loans levels within the loan portfolio, First Federal began to see stabilization in its credit metrics during the second fiscal quarter of 2011. Management believes that there has been no evidence of further sector or collateral deterioration in the A&D, CRE, and C&I portfolios during fiscal 2011 and, as such, no supplemental loan reviews were necessary during fiscal 2011.

Delinquent Loans

     The following table presents the balances of loans that were past due 30-89 days which were not otherwise on nonaccrual status and the percentage delinquent to the total loan balance for each category. The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with Accounting Standards Codification Topic (“ASC”) 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Details of delinquent covered loans are presented in a table in the “Loans” section above.

Delinquent Loans (30-89 days past due) (dollars in thousands)	As of September 30,

	2011	%	2010	%	2009	%	2008	%

Residential loans
Residential 1-4 family	$1,722	0.19%	$3,486	0.42%	$9,819	1.31%	$7,562	1.05%
Residential construction	---	---	---	---	---	---	---	---
Residential land	65	0.16	302	0.54	1,278	0.02	2,995	3.95

Total residential loans	1,787	0.18	3,788	0.42	11,097	1.32	10,557	1.31

Commercial loans
Commercial business	868	1.07	2,140	2.31	1,515	1.18	1,257	1.11
Commercial real estate	3,394	0.72	8,920	1.49	7,722	1.28	2,050	0.46
Commercial construction	595	3.95	1,981	6.96	662	0.82	3,699	3.78
Commercial land	537	0.80	3,428	2.39	7,464	3.36	1,190	0.69

Total commercial loans	5,394	0.85	16,469	1.91	17,363	1.68	8,196	0.99

Consumer loans
Home equity	3,408	0.92	4,625	1.16	2,113	0.53	3,871	1.18
Manufactured housing	2,600	0.94	3,207	1.19	3,132	1.28	3,928	1.75
Marine	980	1.77	462	0.70	1,226	1.60	938	1.13
Other consumer	629	1.19	1,765	2.92	481	0.68	689	0.95

Total consumer loans	7,617	1.01	10,059	1.27	6,952	0.88	9,426	1.33

Total delinquent loans	$14,798	0.63%	$30,316	1.18%	$35,412	1.33%	$28,179	1.20%

Total delinquent loans excluding covered loans	$12,103	0.51%	$25,269	0.99%	$33,732	1.27%	$28,179	1.20%

     Total delinquent loans at September 30 2011 decreased $15.5 million or 51.2% from September 30, 2010. The general improvement in delinquent loans was primarily the result of a combination of ongoing focused collection efforts, $6.3 million of delinquent loans that transferred in June 2011 to loans held for sale as a result of the above mentioned loan reclassification, and the migration of loans to nonaccrual status and loan charge-offs.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to First Federal’s ability to collect all contractual principal and interest have been classified as impaired under ASC 310-10-35, as discussed further below, and placed on nonaccrual status.

     The following table presents the composition of nonperforming assets. The table includes covered loans which have migrated to nonaccrual status since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30. Loans classified as nonperforming at acquisition are not included below since these loans were adjusted to fair value, which included estimates of credit loss at acquisition date. The acquired portfolio is subject to the loss sharing agreement with the FDIC as discussed in Note 6 to the Consolidated Financial Statements. Details of nonperforming covered loans are presented in a table in the “Loans” section above.

	As of September 30,
NONPERFORMING ASSETS (dollars in thousands)	2011	2010	2009	2008	2007
Residential loans
Residential 1-4 family	$1,595	$17,350	$12,374	$5,498	$1,513
Residential construction	---	---	---	---	---
Residential land	1,140	4,872	6,095	3,270	1,800
Total residential loans	2,735	22,222	18,469	8,768	3,313

Commercial loans
Commercial business	4,322	6,951	1,237	358	113
Commercial real estate	18,400	48,973	13,674	2,701	847
Commercial construction	266	5,704	6,227	4,642	420
Commercial land	6,310	46,109	32,847	1,357	---
Total commercial loans	29,298	107,737	53,985	9,058	1,380

Consumer loans
Home equity	6,871	6,969	5,474	1,258	276
Manufactured housing	2,922	2,909	2,280	1,266	855
Marine	47	188	143	108	80
Other consumer	127	206	81	99	183
Total consumer loans	9,967	10,272	7,978	2,731	1,394
Total nonaccrual loans	42,000	140,231	80,432	20,557	6,087
Loans 90+ days still accruing	171	175	121	76	49
Restructured loans, still accruing	734	750	---	---	---
Total nonperforming loans	42,905	141,156	80,553	20,633	6,136
Nonperforming loans held for sale	39,412	---	---	---	---
Other repossessed assets acquired	26,212	11,950	22,002	4,286	1,513
Total nonperfoming assets	$108,529	$153,106	$102,555	$24,919	$7,649

Total nonperfoming assets excluding covered assets	$80,862	$138,053	$95,500	$24,919	$7,649

Nonperforming assets as a percent of loans and other repossessed assets acquired	4.48%	5.94%	3.82%	1.07%	0.36%

Nonperforming assets as a percent of total assets	3.38	4.61	2.92	0.84	0.28

Nonperforming assets excluding covered loans and nonperforming loans held for sale as a percent of non-covered loans and other repossessed assets acquired	1.79	5.82	3.93	1.07	0.36

Nonperforming assets excluding covered loans and nonperforming loans held for sale as a percent of total assets	1.23	4.16	2.72	0.84	0.28

          Total nonperforming assets at September 30, 2011 decreased $44.6 million or 29.1% from September 30, 2010. Total nonperforming loans at September 30, 2011 decreased $98.3 million or 69.6% from September 30, 2010. The decline was primarily the result of transferring $111.0 million ($42.7 million, net of charge-off to estimated fair-value) of loans to loans held for sale as of June 30, 2011 as a result of the above mentioned bulk loan sale strategy, as well as some general improvement in the remaining loan portfolios. Partially offsetting the decrease in nonperforming loans were increases in nonperforming loans held for sale, and other repossessed assets acquired. As discussed above, the nonperforming loans held for sale were sold in October 2011. Inflows to OREO outpaced sales of OREO in fiscal 2011, resulting in higher other repossessed assets acquired balances at September 30, 2011.

          Nonperforming assets at September 30, 2011 included $19.0 million in nonperforming loans and $8.7 million in OREO covered under a purchase and assumption loss-share agreement with the FDIC, as compared with $10.6 million in nonperforming covered loans and $4.9 million in covered OREO at September 30, 2010.

          The following table provides a breakdown of nonaccrual loans by geographic location.

Nonaccrual Loans By Region
	As of September 30, 2011
(dollars in thousands)	$	%
Charleston, SC	$15,723	37.5%
Florence, SC	1,350	3.2
Hilton Head, SC	1,138	2.7
Myrtle Beach, SC	2,660	6.3
Wilmington, NC	18,611	44.3
Other	2,518	6.0
Total	$42,000	100.0%

Impaired Loans

          Loans are determined as impaired under ASC 310-10-35 when, based on current information and events, it is probable that First Federal will be unable to collect all amounts due in accordance with the contractual terms of the loan. Loans classified as impaired are placed on nonaccrual status and are included in the above table as nonaccrual loans. Additional details on impaired loans are included in Note 4 to the Consolidated Financial Statements.

          Commercial loans greater than $500,000 are reviewed for potential impairment on a regular basis as a part of the monthly problem loan review process. In addition, homogeneous loans greater $200,000 which have been modified are reviewed for potential impairment. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Impairment on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate.

          With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, an approach that estimates the fair value of the underlying collateral is generally used. The collateral is appraised to reflect realizable value, with the market value being adjusted for an assessment of marketing cost and the total hold period

          First Federal’s policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on observed market deterioration. Significant downward trends in the real estate values can adversely affect First Federal’s collateral position. For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral, re-appraisal would occur earlier than the stated policy if management believes the market has declined or could have declined and the current appraisal may no longer reflect the current market value of the property. At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan will be re-appraised to update the value. Further, for both performing and nonperforming loans, First Federal’s policy is to obtain a current appraisal at the time of an event, such as loan renewal or modification. In addition to updated appraisals, market bids or current offers may be utilized to indicate current value.

Troubled Debt Restructuring

          According to GAAP, certain loan modifications or restructuring are required to be classified as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if First Federal, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that First Federal would not otherwise consider. As of September 30, 2011, there were 25 TDRs with an aggregate balance of $11.3 million classified as impaired and included in the appropriate nonperforming loan category in the nonperforming assets table above. Included in this total was one TDR, which was considered performing in accordance with its modified terms and is identified as the restructured loans still accruingin the above table.

Other Repossessed Assets Acquired

          Other repossessed assets acquired is comprised of OREO and other consumer assets. OREO is acquired as a result of foreclosure or by deed-in-lieu of foreclosure and is recorded at the lower of its cost or the fair value of the property, less selling costs, at acquisition. New appraisals are obtained periodically on aged properties, with further reductions to fair-value recorded through the Consolidated Statements of Operations in OREO expenses, net. Other repossessed collateral, including automobiles, manufactured homes, and boats are also recorded at the lower of cost or fair value.

Classified Assets

          Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged. Substandard assets include those characterized by the distinct possibility that they may sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     First Federal has a committee, comprised of the Chief Credit Officer and other senior lending personnel, that evaluates loans to determine when to classify problem assets as either substandard or doubtful. A specific allowance may be established on an impaired classified loan if determined necessary based on the classification and circumstances, or the potential loss may be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When problem loans are classified as a loss, they are charged-off in the period in which they are deemed uncollectible. Assets that do not currently present a risk sufficient to warrant classification in one of the aforementioned categories but do possess weaknesses are designated as special mention. Special mention assets are not considered “classified” pursuant to regulatory definitions, but are considered “criticized.”First Federal’s determination as to the classification of its loans and the amount of their valuation allowances is subject to review by its regulators, which can order changes to classifications and the establishment of additional loan loss allowances.

     In connection with the filing of periodic reports with the regulatory agencies and in accordance with policy, First Federal regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. The following table presents classified assets as of September 30, 2011 and 2010.

	September 30, 2011				September 30, 2010
CLASSIFIED ASSETS (dollars in thousands)	Covered Classified	Non- covered Classified	Total Classified	Allocated Reserves	Total Classified	Allocated Reserves

Residential loans
Residential 1-4 family	$944	$2,302	$3,246	$404	$18,953	$2,126
Residential land	173	1,288	1,461	259	5,902	799
Total residential loans	1,117	3,590	4,707	663	24,855	2,925

Commercial loans
Commercial business	5,121	7,568	12,689	1,336	19,445	4,576
Commercial real estate	23,097	39,643	62,740	5,083	103,405	15,082
Commercial construction	282	1,884	2,166	223	9,832	1,184
Commercial land	4,070	11,480	15,550	2,037	69,550	14,658
Total commercial loans	32,570	60,575	93,145	8,679	202,232	35,500

Consumer loans
Home equity	335	6,943	7,278	858	6,921	1,246
Manufactured housing	---	2,922	2,922	398	2,896	434
Marine	---	47	47	9	188	38
Other consumer	89	209	298	44	207	20
Total consumer loans	424	10,121	10,545	1,309	10,212	1,738
Total classified loans	34,111	74,286	108,397	10,651	237,299	40,163
Loans held for sale	---	50,063	50,063	---	---	---
Other repossessed assets acquired	8,688	17,524	26,212	---	11,950	---
Total classified assets	$42,799	$141,873	$184,672	$10,651	$249,249	$40,163

Classified assets/FFCH tier 1 capital + ALL		39.32%	51.18%		57.18%
Classified assets excluding Loans Held for
Sale/FFCH tier 1 capital + ALL		24.91	36.77		41.57

Allowance for Loan Losses

     The allowance for loan losses (“allowance”) totaled $54.3 million, or 2.31%, of loans at September 30, 2011, and $86.9 million, or 3.39%, of loans at September 30, 2010. Excluding the effect of covered loans, the allowance would have been 2.47% and 3.66% of non-covered loans at September 30, 2011 and September 30, 2010, respectively. The decrease in the allowance at September 30, 2011 was primarily the result of an improvement in credit quality measures during the 2011 fiscal year and a reduction in the risk inherent in the loan portfolio following the loan reclassification to loans held for bulk sale as discussed in “Asset Quality” above. As loans held for sale are measured at fair value and further deterioration is recorded through noninterest income, the reclassified loans were no longer included in the calculation of the allowance. The writedown to estimated fair value for the transferred loans was charged-off against the allowance, which increased the charge-offs for fiscal 2011 by $97.2 million. When calculating the allowance as of June 30, 2011, the specific and allocated general reserves associated with the transferred loans were released.

Additionally, the internal and external qualitative factors were adjusted for the risk inherent in the remaining loan portfolio. Based on this analysis, $30.1 million was released from the allowance during fiscal 2011. Nonperforming assets, excluding covered loans and nonperforming loans held for sale, to total assets decreased from 4.16% at September 30, 2010 to 1.23% at September 30, 2011. The allowance at September 30, 2011 represented 227.09% of non-covered nonperforming loans, compared with 66.15% at September 30, 2010. The improvement in the ratios was primarily the result of reclassifying certain nonperforming loans to loans held for sale as well as a general stabilization in the remaining loan portfolio, as discussed in the “Asset Quality” section.

     The following tables set forth the changes in the allowance at the dates indicated. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowanceconsists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic and other factors described more fully below.

	Years Ended September 30,
(in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$86,871	$68,473	$23,990	$15,428	$14,681
Allow ance of acquired bank			4,132

Provision for loan losses	109,901	125,194	66,883	16,939	5,164

Charge-offs	(145,691)	(111,519)	(27,993)	(9,240)	(5,038)
Recoveries	3,252	4,723	1,461	863	621
Net charge-offs	(142,439)	(106,796)	(26,532)	(8,377)	(4,417)

Balance at end of period	$54,333	$86,871	$68,473	$23,990	$15,428

Allocation of Allowance for Loan Losses	As of September 30,
	2011		2010		2009		2008		2007
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

Residential loans	$7,796	0.33%	$10,730	0.42%	$14,343	0.54%	$4,225	0.18%	$2,477	0.12%
Commercial loans	24,614	1.05	53,182	2.07	40,522	1.52	9,372	0.40	4,542	0.21
Consumer loans	21,923	0.93	22,959	0.90	13,608	0.51	9,688	0.42	7,904	0.37
Unallocated	—	—	—	—	—	—	705	0.03	505	0.02
Total allowance for loan losses	$54,333	2.31%	$86,871	3.39%	$68,473	2.57%	$23,990	1.03%	$15,428	0.72%

Allowance for loan losses for
Loans covered under loss share agreements	$340		$424		$150		$—		$—
Loans not covered under loss share agreements	53,993		86,447		68,323		23,990		15,428
Total allowance for loan losses	$54,333		$86,871		$68,473		$23,990		$15,428

Note: certain amounts have been reclassified to conform with current period presentation.

     First Federal maintains an allowance, which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is periodically decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. As a part of the quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions, deterioration of the portfolio and specific sector stress, trends in past due, nonaccruals, and loss experience, regulatory examination results and other factors indicative of potential losses remaining in the portfolio. Through the monthly problem loan review process, losses are identified and addressed as they are incurred. The supplemental reviews which occurred during fiscal 2010 also proactively identified impairment for the higher risk sectors of the loan portfolio.The allowance is adjusted as necessary based on the calculated estimate.

     A committee consisting of members of lending management, credit administration, and accounting meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis. Such reviews also assist management in validating the accuracy of the risk rating process and establishing the level of the allowance.

     The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. The factors that are considered in a determination of the level of the allowance includeFirst Federal’s assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing loan monitoring and reviews, impaired loan values and trends, the value of the underlying collateral, and concentrations of credit. The portfolio evaluation and allowance calculation process segregates the allowance into two components: allocated and unallocated, as appropriate. To arrive at the allocated component of the allowance, First Federal combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The result of the allocation may determine that there is no unallocated portion. In addition to being used to categorize risk, First Federal’s internal risk rating system is used as part of the total factors that are used to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

     A primary component of determining appropriate reserve factors in the allowance calculation is the actual loss history for a three-year period, tracked by major loan category. In addition, more recent trends are considered by evaluating one-year and the most recent quarter historical loss ratios to ensure appropriate consideration of trends by loan sector. The continued weakness in the economy and the housing market has resulted in an increased level of charge-offs during the last three fiscal years, which has affected the allowance calculations in First Federal’s model. The $80.3 million increase in net charge-offs for fiscal 2010, as compared with fiscal 2009, were primarily the result of deterioration in collateral values and borrower default primarily in the land, commercial real estate, and home equity loan portfolios as discussed in the “Asset Quality” section. The higher levels of charge-offs impacted the historical loss rates used in determining the allowance, appropriately reflecting the potentially higher risk in the remaining loans within those loan categories. Total net charge-offs for fiscal 2011 increased $35.6 million over fiscal 2010. The increase was primarily the result of $97.2 million in charge-offs associated with reclassifying certain nonperforming and performing loans to loans held for sale, as discussed in the “Asset Quality” section. The charge-offs associated with these loans were higher than recent trends due to the shift in market participants from First Federal’s normal retail workout approach to a wholesale liquidation approach through a bulk loan sale. As a result of accelerating the losses on the reclassified loans due to the change in strategy specific to this pool, the charge-offs associated with these loans were appropriately adjusted in the calculation of the historical loss factor for the allowance model to not skew the risk inherent in the remaining loan portfolios. For fiscal 2011, charge-offs related to First Federal’s regular credit monitoring practices were $45.2 million, a decrease of $61.6 million or 57.6% from fiscal 2010, which provides additional evidence of stabilization in First Federal’s credit metrics.

     First Federal’s policy is to adjust the rolling 36-month loss history by loan sector with internal and external qualitative factors as considered necessary at each period end given the facts at the time. The qualitative factors adjust the 36-month historical losses to recognize the most recent loss results and changes in the economic conditions to ensure the estimated losses in the portfolio are recognized in the period incurred and that the allowance at each balance sheet date is adequate and appropriate in accordance with GAAP. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience have been the primary items considered each quarter during this credit cycle:

•	Changes in lending policies and procedures, specifically the enhanced procedures implemented and the determination of necessary increased frequency and scope of certain loan reviews;
•	Changes in regional and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of classified loans;
•	Changes in the quality of First Federal’s loan review system; and
•	Changes in the value of underlying collateral for collateral-dependent loans.

     Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral. As a result of the elevated levels of loan delinquencies, nonperforming loans and charge-offs (net of the reclassified loans as discussed in the “Asset Quality” section) since fiscal 2009, the historic loss factors and qualitative loss factors used in the allowance calculation have increased each year since fiscal 2009.

     Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. Management and the Board of Directors have approved appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date. Further, management believes that the allowance is appropriate under GAAP for all periods presented.

FDIC Indemnification Asset

     The FDIC indemnification asset, net at September 30, 2011 totaled $50.5 million, a decrease of $17.1 million or 25.3% from September 30, 2010. The decrease was primarily the result of receiving claims reimbursement from the FDIC related to the Cape Fear Acquisition. These reimbursements were partially offset by the normal accretion recorded to the indemnification asset.

Other Assets

     Other assets totaled $121.6 million at September 30, 2011, an increase of $29.7 million or 32.3% over September 30, 2010. The increase was primarily the result of an increase in the deferred tax asset associated with the loss recorded in the June 30, 2011 fiscal quarter and additional OREO properties acquired during the past twelve months.

Deposits

     Deposits, particularly core deposits, have historically been First Federal’s primary source of funding and provide it with the ability to successfully meet both short-term and long-term liquidity needs. Deposits as a percent of total funding were79.2% at September 30, 2011, compared with 81.3% at September 30, 2010. First Federal offers a variety of deposit accounts with a range of interest rates and terms. While retail deposits have traditionally been the primary source of funding and provide a customer base for cross-selling additional products and services, First Federal also emphasizes business accounts as an opportunity for growth and has added products focused on business customers’ needs. First Federal expects to maintain a significant portion of its deposits in core account relationships;however, future growth in deposit balances may need to be achieved through specifically targeted programs offering higher yielding investment alternatives to customers. The average cost of deposits for the year ended September 30, 2011 was 1.20% compared to1.51% for the year ended September 30, 2010.

     The following table presents major deposit categories.

	As of September 30,
	2011		2010
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Noninterest-bearing checking	$279,152	12.12%	$227,477	9.42%
Interest-bearing checking	440,377	19.12	386,267	15.99
Savings	192,828	8.37	166,626	6.90
Money market	312,231	13.56	340,331	14.09
Total core deposits	1,224,588	53.18	1,120,701	46.40

Time deposits
Retail <$100 thousand	463,764	20.14	440,676	18.25
Retail >= $100 thousand	361,110	15.68	558,698	23.13
Total retail time deposits	824,874	35.82	999,374	41.38

Certificate of deposit account registry service (CDARs)	90,748	3.94	69,280	2.87
Brokered time deposits	162,647	7.06	225,708	9.35
Total wholesale time deposits	253,395	11.00	294,988	12.21
Total deposits	$2,302,857	100.00%	$2,415,063	100.00%

     Core deposits increased $103.9 million or 9.3% over September30, 2010.The increase was primarily the result of new retail deposit products introduced during the current year as well as several marketing initiatives and campaigns during the last twelve months to attract and retain core deposits.Time deposits at September 30, 2011 decreased $216.1 million or 16.7% from September 30, 2010.The decrease was primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits and lower funding needs relative to asset growth during the fiscal year. See Note 9 to the Consolidated Financial Statements for additional information on deposits.

Borrowings

     Borrowings, which are comprised ofadvances from the FHLB and long-term debt, are used to complement deposit generation as a funding source for asset growth and deposit withdrawal requirements as well as for asset/liability management. Total borrowings at September 30, 2011 were $605.2 million, anincrease of $49.8 million or 9.0% over September 30, 2010. The increasewas primarily the result of a shift in funding mix due to the planned reduction of high rate retail and wholesale time deposits. See Notes 10 and 11 of the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

First Federal Liquidity

     An important component of First Federal’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors. First Federal’s desired level of liquidity is determined by management in conjunction with the Asset/Liability Committee (“ALCO”) of First Federal. The level of liquidity is based on management’s strategic direction, commitments to make loans and the ALCO’s assessment of First Federal’s ability to generate funds. Management believes First Federal has sufficient liquidity to meet future funding needs.

     First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short term borrowings, principal repayments on loans and cash flows on investment securities, the sale of loans and securities, and brokered deposits. As of September 30, 2011, First Federal had the capacity to borrow an additional $717.4 million with the FHLB of Atlanta, the Federal Reserve, and through federal funds lines with two unaffiliated banks. During October 2011, First Federal obtained an additional federal funds line of $5.0 million from another unaffiliated bank. None of the federal funds lines had outstanding balances at September 30, 2011.

First Financial Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends, and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves and sales of marketable securities, interest on its investment securities and additional borrowings or stock offerings.First Federal’s ability to pay dividends to First Financial is subject to regulatory requirements as discussed in Note 12 to the Consolidated Financial Statements. As of September 30, 2011, First Financial had cash reserves and existing marketable securities of $44.0 million, as compared with $26.1 million at September 30, 2010.The increase was primarily the result of proceeds received from the sales of First Southeast and Kimbrell as well as dividends received from non-bank subsidiaries, partially offset by $20 million First Financial downstreamed as additional capital to First Federal during fiscal 2011. First Financial’s annual interest and preferred dividend payment obligations are approximately $6.4 million annually.

Capital

     Shareholders’ equity at September 30, 2011 totaled $268.5 million, a decrease of $49.7 million or 15.6% from September 30, 2010. The decline was primarily the result of the net loss during the 2011 fiscal year. First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as evidenced by the key capital ratios and additional capital information presented in the following table.

	As of September 30,
	2011	2010
First Financial
Equity to assets	8.37%	9.58%
Tangible common equity to tangible assets (non-GAAP)	6.27%	6.55%
Book value per common share	$12.31	$15.32
Tangible common book value per share (non-GAAP)	12.16	13.02
Annual dividends paid per common share, authorized	0.20	0.20
Common shares outstanding, end of period (000s)	16,527	16,527

First Federal	Regulatory Minimum for “Well-Capitalized”
Leverage capital ratio	5.00%	8.26%	8.47%
Tier 1 risk-based capital ratio	6.00	11.26	11.27
Total risk-based capital ratio	10.00	12.53	12.55

As a result of the Dodd-Frank Act, effective July 21, 2011, all savings and loan holding companies, including First Financial, are now regulated by the Federal Reserve. As such, effective with the March 31, 2012 reporting period, First Financial will be required to report risk-based capital metrics. Using September 30, 2011 data on a pro forma basis, Tier 1 capital for First Financial would have been 13.10% and the total risk-based capital ratio would have been 14.36%. See Note 12 to the Consolidated Financial Statements for additional information.

Asset and Liability Management

     First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Market risk arises primarily from interest rate risk inherent in lending, deposit-gathering, and other funding activities. The structure of First Federal’s loan, investment, deposit, and borrowing portfolios is such that a significant increase in interest rates may adversely impact net market values and net interest income. In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in agency securities, agency and private label mortgage-backed securities, asset-backed and collateralized debt securities, including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committees. ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

     The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of First Federal’s Asset/Liability Management Policy. First Federal’s profitability is affected by fluctuations in interest rates;therefore, it focuses on maintaining a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. Asset/liability management is the process by which First Federal constantly evaluates and changes, when appropriate, the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates. Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to minimize this vulnerability.

     First Federal’s prepayment risk arises from the loans originated and investment securities purchased in which the underlying assets are real estate secured mortgage loans and may payoff prior to their contractual maturities. Both of these types of assets are subject to principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

     First Federal’s ALCO has established policies and monitors results to manage interest rate risk and utilizes measures such as gap analysis, which is a measurement of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period including modeling that includes loan prepayment assumptions. Particular assets and liabilities, such as adjustable rate mortgages, are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing. Asset/liability modeling is performed to assess varying interest rate and balance sheet mix assumptions.First Federal adjusts its interest rate sensitivity position primarily through decisions on the pricing, maturity and marketing of particular deposit and loan products and by decisions regarding the structure and maturities of FHLB advances and other borrowings or wholesale funding options.

     Based on the gap analysis, rate-sensitive liabilities repricing within one year exceeded rate-sensitive assets repricing within one year by $20.4 million or 0.6% of total assets as of September 30, 2011, compared with September 30, 2010 whenrate sensitive assets exceeded rate sensitive liabilities by $26.9 million or 0.8% of total assets.The change reflects a shift from asset-sensitivity to liability-sensitivity. Repricing gap analysis is limited in its ability to measure interest rate sensitivity. The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch. This analysisdoes not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the analysis are estimates of prepayments of fixed-rate loans and mortgage-backed securities in a one-year period and the expectation that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors. Also included in the analysis are estimates of core deposit decay rates, based on recent studies and regression analysis of core deposits.

     First Federal is essentially interest rate neutral;however, the slight negative gap of liability-sensitivity normally indicates that a rise in market interest rates would have a negative effect on net interest income. The opposite would generally occur when an institution has a positive gap position.

     Net interest income simulations were performed as of September 30, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points net interest income would be expected to decrease by 0.20% and 0.41%, respectively, from what it would be if rates were to remain at September 30, 2011 levels, consistent with First Federal’s liability-sensitive position. Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at September 30, 2011 as the results would not have been considered meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 7.1% and 9.3%, respectively, overwhere it would be if rates were to remain at September 30, 2011 levels. The increase was primarily the result of a higher value on the core deposit intangibles. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that may be taken in response to changes in interest rates.

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

Off-Balance Sheet Arrangements and Contractual Obligations

     First Financial is party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and in connection with itsoverall interest rate risk management strategies. These instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. The primary instruments are described below.

Derivatives

Derivative transactions are used to manage interest rate sensitivity and to reduce risks associated with First Federal’s lending, deposit taking and borrowing activities. First Federal recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and reports these instruments at fair value with realized and unrealized gains and losses included in earnings. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.

By using derivative instruments, First Federal is exposed to credit and market risk. Credit risk is the risk due to uncertainty in counterparty’s ability to meet its obligations. Credit risk in derivative instruments is minimized by entering into transactions with high-quality counterparties who are subject to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to First Federal when their unsecured loss positions exceed certain negotiated limits.

     Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Market risk associated with mortgage origination activities with the secondary market and net interest income is managed through the use of various derivative products such as forward sales contracts. The market risk associated with derivatives used for interest rate risk management activity is incorporated in interest rate sensitivity analysis. See Notes1and 16 to the Consolidated Financial Statements for additional information.

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

     When First Federal issues a loan commitment to a borrower, there is a risk that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. This type of risk occurs when First Federal commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. To control the interest rate risk caused by mortgage activities, First Federal uses forward security sales, loan sale commitments and mortgage-backed securities to offset the risk in the mortgage origination pipeline, futures contracts, and the purchase of over-the-counter put and call option contracts related to the ten-year Treasury security to offset the risk associated with mortgage servicing. At various times, depending on loan origination volume, interest rate direction, growth of the servicing asset, and management’s assessment of projected loan fallout, First Federal may reduce or increase its derivative positions. See Notes5and 16 to the Consolidated Financial Statements for additional information.

     The activities described above are managed continually as markets change; however, there can be no assurance that First Federal will be successful in its effort to eliminate the risk of interest rate fluctuations between the time commitments are issued and the ultimate sale of the loan. First Federal completes an analysis which reports First Federal’s interest rate risk position with respect to its loan origination and sale activities. First Federal’s interest rate risk management activities are conducted in accordance with a written policy that has been approved by the Board of Directors which covers objectives, functions, instruments to be used, monitoring and internal controls. First Federal does not enter into option positions for trading or speculative purposes. First Federal does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. For fiscal 2011, First Federal had a net gain of $1.3 million attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage activities.

Off-Balance Sheet Arrangements

     In the normal course of operations, FirstFinancial engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

Lending Commitments

     Lending commitments include loan commitments, outstanding commitments on residential mortgage loans not yet closed, unused business and consumer credit card lines, and documentary letters of credit. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period, and are evaluated for creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties. These instruments are not recorded in the Consolidated Balance Sheets until funds are advanced under the commitments. For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. See Note 16to the Consolidated Financial Statements for additional information regarding lending commitments.

Guarantees

     Standby letters of credit represent First Federal’s obligation to a third party contingent upon the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower of the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of September 30, 2011, there was no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2011 was $603 thousand.

Representations and Warranties

First Federal issues standard representations and warranties related to mortgage loan sales to government sponsored entities. Although these agreements often do not specify limitations, First Federal does not believe that any payment related to these warranties would materially change the financial condition or results of operations of First Federal. During fiscal 2011, First Federal repurchased $756 thousand of loans previously sold.

Contractual Obligations

     The table below summarizes our fixed and determinable contractual obligations by payment date.

	As of September 30, 2011

	Payments Due by Period

Contractual Cash Obligations (in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total

Certificate accounts	$638,983	$174,400	$102,862	$155,946	$6,078	$1,078,269
Borrowings	200,001	4	6	283,020	122,173	605,204
Purchase obligations[1]	2,474	1,198	963	2,107	925	7,667
Operating leases	2,508	2,136	1,724	1,573	3,489	11,430

Total contractual obligations	$843,966	$177,738	$105,555	$442,646	$132,665	$1,702,570

[1] Includes purchase of new on-line banking technology

     In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts in the table above as the potential cash outflows would have corresponding cash in flows from interest-bearing assets. In addition to the commitments specifically noted in the table above, First Federal enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunication services, facility maintenance and equipment servicing, supplies purchasing, and other goods and services used in daily operations. Generally, these contracts are renewable or cancelable at least annually, with many having provision to be terminated with sixty or ninety day notice; although, in some cases to secure favorable pricing concessions, First Federal has committed to contracts that may extend to several years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See “Item 7.,Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of First Financial Holdings, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Holdings, Inc’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 13, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
December 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Financial Holdings, Inc.

     We have audited First Financial Holdings, Inc.’s (a Delaware corporation) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on First Financial Holdings, Inc.’s internal control over financial reporting based on our audit.

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

     In our opinion, First Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Holdings, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows each of for the three years in the period ended September 30, 2011, and our report dated December 13, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
December 13, 2011

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except share data)	2011	2010

ASSETS
Cash and due from banks	$54,307	$49,246
Interest-bearing deposits with banks	31,630	6,028

Total cash and cash equivalents	85,937	55,274
Investment securities:
Securities available for sale, at fair value	412,108	407,976
Securities held to maturity, at amortized cost, approximate fair value $24,162 and $24,878, respectively	21,671	22,529
Nonmarketable securities - FHLB stock	35,782	42,867

Total investment securities	469,561	473,372
Loans	2,355,280	2,564,348
Less: Allowance for loan losses	54,333	86,871

Net loans	2,300,947	2,477,477
Loans held for sale	94,872	28,400
FDIC indemnification asset, net	50,465	67,583
Premises and equipment, net	80,477	82,417
Goodwill	---	630
Other intangible assets, net	2,491	2,816
Other assets	121,560	91,881
Assets of discontinued operations	---	43,165

Total assets	$3,206,310	$3,323,015

LIABILITIES
Deposits
Noninterest-bearing checking	$279,152	$227,477
Interest-bearing checking	440,377	386,267
Savings and money market	505,059	506,957
Retail time deposits	824,874	999,374
Wholesale time deposits	253,395	294,988

Total deposits	2,302,857	2,415,063
Advances from FHLB	558,000	508,235
Long-term debt	47,204	47,204
Other liabilities	29,743	28,797
Liabilities of discontinued operations	---	5,526

Total liabilities	2,937,804	3,004,825

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at September 30, 2011 and September 30, 2010, respectively (Redemption value $65,000)	1	1
Common stock, $.01 par value, authorized 34,000,000 shares at September 30, 2011 and 24,000,000 at September 30, 2010, issued 21,465,163 shares at September 30, 2011, September 30, 2010, respectively.	215	215
Additional paid-in capital	195,790	194,767
Treasury stock at cost, 4,938,411 shares at September 30, 2011, and September 30, 2010.	(103,563)	(103,563)
Retained earnings	173,587	221,920
Accumulated other comprehensive income	2,476	4,850

Total shareholders’ equity	268,506	318,190

Total liabilities and shareholders’ equity	$3,206,310	$3,323,015

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

(in thousands)	2011	2010	2009

INTEREST INCOME
Interest and fees on loans	$139,535	$152,522	$155,674
Interest and dividends on investments	18,714	24,535	30,688
Other	2,035	3,812	2,405

Total interest income	160,284	180,869	188,767

INTEREST EXPENSE
Interest on deposits	25,731	32,784	40,894
Interest on borrowed money	16,538	21,538	25,585

Total interest expense	42,269	54,322	66,479

NET INTEREST INCOME	118,015	126,547	122,288
Provision for loan losses	109,901	125,194	66,883

Net interest income after provision for loan losses	8,114	1,353	55,405
NONINTEREST INCOME
Service charges and fees on deposit accounts	26,837	25,574	24,407
Mortgage and other loan income	10,460	11,436	8,261
Trust and plan administration	4,738	4,414	1,841
Brokerage fees	2,425	2,281	2,028
Other	2,495	5,095	2,178
Net securities gains	1,419	---	---
Other-than-temporary impairment losses on investment securities	(879)	(2,853)	(3,993)

Total noninterest income	47,495	45,947	34,722

NONINTEREST EXPENSE
Salaries and employee benefits	62,921	58,425	50,160
Occupancy costs	8,570	8,514	7,638
Furniture and equipment	7,044	7,739	7,182
Other real estate expenses, net	4,909	6,751	2,568
FDIC insurance and regulatory fees	4,090	4,672	5,787
Professional services	5,483	4,118	3,652
Advertising and marketing	3,233	3,097	2,676
Other loan expense	3,916	2,049	1,586
Goodwill impairment	630	---	---
Intangible asset amortization	325	327	25
Other expense	15,781	16,885	13,240

Total noninterest expense	116,902	112,577	94,514

Loss from continuing operations before taxes	(61,293)	(65,277)	(4,387)
Income tax benefit from continuing operations	(23,672)	(25,969)	(2,243)

NET LOSS FROM CONTINUING OPERATIONS	(37,621)	(39,308)	(2,144)
(Loss) income from discontinued operations, net of tax	(3,565)	2,519	2,607
Extraordinary gain on acquisition, net of tax	---	---	28,857

NET (LOSS) INCOME	(41,186)	(36,789)	29,320
Preferred stock dividends	3,250	3,252	2,663
Accretion on preferred stock discount	591	556	431

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(45,027)	$(40,597)	$26,226

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Years Ended September 30,

	2011		2010		2009

Net loss per common share from continuing operations
Basic		$(2.51)		$(2.61)	$(0.45)
Diluted		(2.51)		(2.61)	(0.45)

Net (loss) income per common share from discontinued operations
Basic		$(0.21)		$0.15	$0.23
Diluted		(0.21)		0.15	0.23

Net income per common share from extraordinary gain
Basic	$	---	$	---	$2.46
Diluted		---		---	2.46

Net (loss) income per common share
Basic		$(2.72)		$(2.46)	$2.24
Diluted		(2.72)		(2.46)	2.24

Average common shares outstanding
Basic		16,527		16,511	11,721
Diluted		16,527		16,511	11,721

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Additional Paid-in Capital	Treasury Stock At cost		Accumulated Other Comprehensive (Loss) Income
(In thousands, except per share data)								Retained Earnings
	Preferred Stock			Common Stock						Total
	Shares	Amount		Shares	Amount

Balance at September 30, 2008	---	$	---	11,692	$166	$58,338	$(103,387)	$244,327	$(15,966)	$183,478
Cummulative effect of adoption of FASB ASC 320								1,178
Reversal of cummulative effect of adoption of FASB ASC 320 due to realized credit losses								(1,178)
Net income								29,320		29,320
Other comprehensive income
Unrealized net gain on securities available for sale, net of taxes of $12,678									19,914	19,914
Net change in post retirement costs, net of tax benefit of $9									(15)	(15)

Total comprehensive income										49,219
Common stock issued pursuant to public offering, net of issuance costs of $4,362				4,194	42	60,596				60,638
Stock based compensation expense						524				524
Stock options exercised				19		350				350
Excess stock option tax benefit						11				11
Issuance of preferred stock and warrants	65		1			64,999				65,000
Accretion of preferred stock						431		(431)		---
Cash dividends
Common stock ($0.405 per share)								(4,732)		(4,732)
Preferred stock								(2,663)		(2,663)
Treasury stock purchased				(8)			(176)			(176)

Balance at September 30, 2009	65		$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss								(36,789)		(36,789)
Other comprehensive income
Unrealized net gain on securities available for sale, net of taxes of $726									1,096	1,096
Net change in post retirement costs, net of tax benefit of $63									(179)	(179)

Total comprehensive loss										(35,872)
Common stock issued pursuant to public offering, net of issuance costs of $584				629		9,166				9,166
Stock based compensation expense						(219)				(219)
Stock options exercised				1	7	12				19
Excess stock option tax benefit						3				3
Accretion of preferred stock						556		(556)		---
Cash dividends
Common stock ($0.20 per share)								(3,304)		(3,304)
Preferred stock								(3,252)		(3,252)

Balance at September 30, 2010	65		$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190
Net loss								(41,186)		(41,186)
Other comprehensive loss
Unrealized net loss on securities available for sale, net of tax benefit of $1,350									(2,114)	(2,114)
Net change in post retirement costs, net of tax benefit of $165									(260)	(260)

Total comprehensive loss										(43,560)
Stock based compensation expense						432				432
Accretion of preferred stock						591		(591)		---
Cash dividends
Common stock ($0.20 per share)								(3,306)		(3,306)
Preferred stock								(3,250)		(3,250)

Balance at September 30, 2011	65		$1	16,527	$215	$195,790	$(103,563)	$173,587	$2,476	$268,506

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,

(in thousands)	2011	2010	2009

Operating Activities
Net (loss) income	$(41,186)	$(36,789)	$29,320
Less: (Loss) income from discontinued operations	(3,565)	2,519	2,607
Less: Gain from extraordingary item, net of tax	---	---	28,857

Net (loss) income from continuing operations	(37,621)	(39,308)	(2,144)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for loan losses	109,901	125,194	66,883
Depreciation	5,465	5,753	5,697
Amortization of intangibles	325	327	25
Net (increase) decrease in current & deferred income tax	(18,682)	(26,828)	10,616
Amortization of mark-to-market adjustments	(669)	(7,314)	(12,016)
Fair value of adjustments on other real estate owned	7,198	6,540	1,964
Amortization of unearned discounts on investments, net	(1,680)	(3,632)	3,627
Net securities gains	(1,419)	---	---
Other-than-temporary impairment losses	879	2,853	3,993
Loans originated for sale	(333,020)	(260,344)	(455,725)
Proceeds from loans held for sale	324,796	260,692	440,848
Gain on sale of loans, net	(4,161)	(3,145)	(1,995)
(Gain) loss on sale of other real estate owned, net	(1,049)	1,847	1,223
Recognition of stock-based compensation expense	432	(219)	524
Tax benefit resulting from stock options	---	(3)	(11)
Decrease (increase) in prepaid FDIC insurance premium	3,228	(11,130)	---
FDIC reimbursement of covered asset losses	20,480	---	---
Goodwill impairment	630	---	---
Loss (gain) on sale of property and equipment, net	34	(1,360)	(162)
Other	760	(6,282)	8,457
Discontinued operations, net	28,344	4,256	6,975

Net cash provided by operating activities	104,171	47,897	78,779

Investing Activities
Securities available-for-sale
Proceeds from sales	2,221	21	19,670
Proceeds from maturities, calls and payments	114,225	160,323	144,897
Purchases	(121,928)	(73,104)	(235,628)
Securities held to maturity
Proceeds from maturities, calls and payments	965	---	---
Purchases	---	---	(506)
Redemption (purchases) of FHLB stock, net	7,085	3,273	(847)
Increase in loans, net	(26,847)	(25,083)	(94,341)
Proceeds from sales of other real estate owned	17,223	20,281	16,241
Proceeds from sale of business	40,278	---	---
Decrease in property and equipment, net	(3,332)	(6,913)	(8,011)
Increase in intangibles in acquisitions	---	---	(2,346)
Acquisition of Cape Fear Bank, net of cash	---	---	(11,676)
Discontinued operations, net	456	(443)	(256)

Net cash provided by (used in) investing activities	30,346	78,355	(172,803)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years ended September 30,

(in thousands)	2011	2010	2009

Financing Activities
Increase (decrease) in demand and savings deposits, net	63,609	83,099	(1,689)
(Decrease) increase in time deposits, net	(215,921)	12,433	148,192
(Decrease) increase in short term borrowings, net	---	(258,001)	230,025
Repayments (proceeds) of FHLB advances, net	50,000	16,000	(384,244)
Proceeds from Issuance of common stock, net	---	9,166	60,638
Issuance of preferred stock	---	---	62,020
Issuance of stock warrants	---	---	2,980
Change related to employee benefit plans	(260)	(179)	(15)
Proceeds from exercise of stock options	---	19	350
Tax benefit resulting from stock options	---	3	11
Dividends paid on preferred stock	(3,250)	(3,252)	(4,732)
Dividends paid on common stock	(3,306)	(3,304)	(2,663)
Treasury stock purchased	---	---	(176)

Net cash (used in) provided by financing activities	(109,128)	(144,016)	110,697

Net increase (decrease) in cash and cash equivalents	25,389	(17,764)	16,673

Cash and cash equivalents at beginning of period, continuing operations	55,274	74,621	60,422
Cash and cash equivalents at beginning of period, discontinued operations	5,274	3,691	1,217

Cash and cash equivalents at beginning of period	60,548	78,312	61,639

Cash and cash equivalents at end of period, continuing operations	85,937	55,274	74,621
Cash and cash equivalents at end of period, discontinued operations	---	5,274	3,691

Cash and cash equivalents at end of period	$85,937	$60,548	$78,312

Supplemental disclosures
Cash paid during the period for
Interest	$42,937	$54,933	$69,596
Income taxes	3,998	---	11,654
Loans foreclosed	37,188	18,142	29,908
Loans securitized into mortgage-backed securities	254,770	196,280	337,908
Unrealized (loss) gain on securities available for sale, net of income tax	(2,114)	1,096	19,914

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2011, 2010, and 2009

NOTE 1. Summary of Significant Accounting Policies

     First Financial Holdings, Inc. (“First Financial”) is incorporated under the laws of the State of Delaware and is a unitary savings and loan holding company. First Financial is headquartered in Charleston, South Carolina and conducts its operations principally in South and North Carolina. The thrift subsidiary, First Federal Savings and Loan Association of Charleston (“First Federal”), offers a full range of financial services designed to meet financial needs of individuals and businesses. First Federal provides residential, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services, reinsurance of private mortgage insurance, and premium financing activities. Other subsidiaries of First Financial include First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer, and First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which is a registered investment advisor. First Financial is not dependent on any single or limited number of customers, the loss of which would have a material adverse effect. No material portion of the business is seasonal.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of First Financial, First Federal, First Southeast Investors, and First Southeast 401(k). The consolidated financial statements also include the assets and liabilities of the variable interest entities where First Financial is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. First Financial operates as one business segment.

Accounting Estimates and Assumptions

     The preparation of financial statements in conformity with U.S generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, impaired loan valuations, other real estate owned valuations, estimates of fair value associated with acquisitions, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation, income taxes, mortgage servicing rights, and other-than-temporary impairment (“OTTI”) of investment securities.

Reclassifications

     Certain amounts have been reclassified to conform to the presentation for the year ended September 30, 2011.

Discontinued Operations

     As a result of First Financial’s sale of its insurance agency subsidiary, First Southeast Insurance Services, Inc. (“First Southeast”), which was completed on June 1, 2011, and its managing general insurance agency subsidiary, Kimbrell Insurance Group, Inc. (“Kimbrell”), which was completed on September 30, 2011, the financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this document and, as such, are presented as discontinued operations. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or operating results for any of the prior periods.

Controlling Financial Interest

     First Financial determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. First Financial consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. FFSL I LLC qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, FFSL I LLC is combined into the accounts of First Federal. North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. The wholly-owned trust subsidiary, formed to issue trust preferred securities, First Financial Capital Trust I (“Capital Trust I”), is a VIE for which First Financial is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Consolidated Financial Statements.

Investment Securities

     First Financial’s investments in debt securities principally consist of U.S. agency securities, corporate securities, state and municipal obligations, and mortgage-backed securities purchased or created in exchange for pools of loans for mortgage-backed securities. Investments in debt securities are classified as available for sale or held to maturity.

     Securities are designated as held to maturity if First Financial has the intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value considered to be other-than-temporary, are charged to income in the Consolidated Statements of Operations.

     First Financial classifies debt and equity securities as available for sale when at the time of purchase it is determined that such securities may be sold at a future date or if First Financial does not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities reflecting a decline in value judged to be other-than-temporary, are charged to income in the Consolidated Statements of Operations. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

     To determine which individual securities are at risk for OTTI, First Financial considers various characteristics of each security including, but not limited to, the credit rating, the duration and amount of the unrealized loss credit quality factors affecting the issuer or the underlying collateral, and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. For securities identified as at risk for OTTI, additional evaluation techniques are applied, include estimating projected cash flows based on the structure of the security and certain assumptions such as prepayments, default rates, and loss severity to determine whether First Financial expects to receive all of the contractual cash flows as scheduled. First Financial recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis. OTTI attributed to credit is recorded as a charge against current earnings, while OTTI attributed to noncredit factors is recorded as a charge against Other Comprehensive Income. The detail of the components of OTTI is presented in Note 3 to the Consolidated Financial Statements.

Loans and Loans Held for Sale

     The residential mortgage loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, homes in the construction phase, and land. The commercial loan portfolio is comprised of loans that are secured by various types of real estate (including owneroccupied, non-owner occupied buildings in the construction phase and raw land) as well as loans used for general business purposes, which may be secured by working capital, equipment financing, or other business assets or unsecured. Consumer loans include home equity lines of credit, auto loans, marine loans, manufactured housing loans, credit card receivables and loans on various other types of consumer products.

     Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the interest method. Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date. A loan will also be placed on nonaccrual status when it is determined to be impaired, even if prior to 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on nonaccrual status, no interest is recognized. Loans are returned to accrual status only when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for by charges to the Consolidated Statements of Operations in mortgage and other loan income. For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely a result of changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. First Financial uses various derivative instruments to mitigate the effect of changes in fair value of the underlying loanson its Consolidated Statements of Operations.

     Certain nonperforming and performing loans held for bulk sale are carried at the lower of cost or estimated market value, less estimated selling costs, based on indicative market pricing. As the loans are paid off or other resolutions are agreed upon, or upon the ultimate execution of the bulk loan pool sale, subsequent gains or losses are recorded in the Consolidated Statements of Operations in mortgage and other loan income.”

Allowance for Loan Losses

     Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. As part of its quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions, unemployment, the composition of the loan portfolio, deterioration of the loan portfolio and specific sector stress, trends in delinquent and nonperforming loans, and historical loss experience by categories of loans, concentrations of credit, changes in underwriting standards, regulatory examination results, value of underlying collateral, and other factors indicative of potential losses remaining in the portfolio. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

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

     First Financial’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The fair value of loans with probable losses may be determined based upon the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loans’ effective interest rates. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk. A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history for a three-year period, tracked by main loan category. The loss history is adjusted by internal and external qualitative factors as considered necessary at each period end given the facts at the time.

     A loan is considered to be impaired under Accounting Standards Codification Topic (“ASC”) 310-10-35Receivableswhen, based upon current information and events, it is probable that First Federal will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as impaired are placed on nonaccrual status. Commercial loans greater than $500,000 are reviewed for potential impairment on a regular basis as a part of the monthly problem loan review process. In addition, homogeneous loans greater $200,000 which have been modified are reviewed for potential impairment. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Impairment on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated net realizable value. Impairment on loans which are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loans’ effective interest rate. With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, a fair value of collateral approach is generally used. The underlying collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated realizable value.

     Increases to the allowance for loan losses are charged by recording a provision for loan losses. Charge-offs to the allowance are made when all, or a portion, of the loan is deemed to bea loss based upon management’s review of the loan through possession of the underlying collateral or through a troubled debt restructuring transaction. Recoveries are credited to the allowance. Management believes that the allowance for loan losses is appropriate according to GAAP and is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date.

Loans Acquired with Deteriorated Credit Quality

     ASC 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transferapplies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, First Federal’s management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful. Certain amounts related to these loans were estimates and highly subjective.

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

     For assets covered under the loss sharingagreementwith the Federal Deposit Insurance Corporation (“FDIC”) described below, loans are considered in the calculation of the allowance for loan losses as previously discussed. Loans determined to be impaired and related credit losses incurred subsequent to the initial measurement of the loan valuation and FDIC indemnification asset appropriately affect the provision for loan losses and the allowance in that period. Related changes to the FDIC indemnification assetare presented net in the provision for loan losses.

Transfer of Financial Assets

     Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from First Federal, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) First Federal does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. First Federal reviews all sales of loans by evaluating specific terms in the sales documents and believes that each of the criteria discussed above to qualify for sales treatment has been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, First Federal has no recourse with these loans except in the case of fraud. In certain sales, mortgage servicing rights may be retained and in other programs potential loss exposure from the credit enhancement obligation may be retained, both of which are evaluated and appropriately measured at the date of sale.

     First Federal packages mortgage loans as securities to investors and currently securitizes most of the30-year fixed-rate conforming mortgage loans originated, converting them into mortgage-backed securities issued through Fannie Mae and selling the resulting securities to third-party investors. First Federal records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. First Federal generally retains the mortgage servicing on residential mortgage loans sold in the secondary market. Loans transferred to held for sale with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third-party investors are included in mortgage and other loan income in the Consolidated Statements of Operations.

     First Federal also periodically securitizes mortgage loans that it intends to hold for the foreseeable future and transfer the resulting securities to the securities available for sale portfolio. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. Subsequently, if sold, the gain or loss on the sale of these securities is included in mortgage and other loan income. See Note 5 to the Consolidated Financial Statements for additional detail.

FDIC Indemnification Asset

     On April 10, 2009, First Federal entered into a purchase and assumption agreement (the “Agreement”) with loss share with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution. The loans and other real estate owned (“OREO”) purchased under the Agreement are covered by a loss share agreement between the FDIC and First Federal, which affords First Federal significant protection. This Agreement covers realized losses on loans and foreclosed real estate purchased from the FDIC for the time period specified in the agreement. Realized losses covered by the loss share agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by First Federal. The Agreement extends for 10 years for one-to-four family real estate loans and for five years for other loans. First Federal cannot submit claims of loss until certain events occur, as defined under the Agreement.

     The determination of the initial fair value of loans and OREO acquired, and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Because of the loss share agreement with the FDIC on these assets and that First Federal considered its share of losses in estimating the fair values of assets acquired, First Federal should not incur any significant losses based on current estimates. To the extent the actual values realized for the acquired loans are different from the estimate; the indemnification asset will generally be affected in an offsetting manner due to the loss share support from the FDIC. As such, the indemnification asset is subject to a high degree of uncertainty and estimation as to the timing of the losses and subsequent recovery of a portion of those losses under the loss share agreement.

Office Properties and Equipment

     Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined generally on the straight-line method over the estimated life of the related asset for financial reporting purposes. Estimated lives range up to 39 years for buildings and improvements and up to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred. Improvements, which extend the useful lives of the respective assets, are capitalized.

Goodwill and Intangible Assets

     First Financial accounts for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets are identifiable assets, such as customer lists, resulting from acquisitions. Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to fifteen years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

     Goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples, discounted cash flows and data from comparable acquisitions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In accordance with ASC 350, the fair value for each reporting unit is computed using one or a combination of the income, market value, or cost methods.

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

     To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

     First Financial tested for goodwill impairment during the quarters ended June 30, 2011,June 30, 2010, and June 30, 2009 and, recorded a goodwill impairment of $630 thousand during the June 30, 2011 quarter related to its insurance premium financing operations and $1.9 million related to Kimbrell, one of its discontinued operations. As of September 30, 2011, First Financial does not have any goodwill recorded on its Consolidated Balance Sheets.

Other Real Estate Owned

     OREO properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value as of the date of foreclosure, adjusted for estimated selling costs. Valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. Fair values of OREO are reviewed regularly and any subsequent valuation adjustments, operating expenses or income, as well as any gains or losses on the disposition of such properties are recognized in noninterest expense.

Mortgage Servicing Rights

     First Federal has a mortgage loan servicing portfolio with related mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the present value of the future net servicing fees from servicing mortgage loans. Servicing assets and servicing liabilities must be initially measured at fair value, if practicable. For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. First Federal uses the fair value measurement option for residential mortgage servicing rights.

     The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage and other loan income each period.

Derivative Financial Instruments

     Derivatives are used as part of First Federal’s interest rate management activities associated with mortgage activities. Entities are required to recognize derivatives as either assets or liabilities in the balance sheet, and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings. First Federal does not currently engage in any activities that qualify for hedge accounting. All changes in the fair value of derivative instruments are recorded as non-interest income in the Consolidated Statements of Operations.

Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income, which includes net unrealized gains (losses) on securities and the cumulative effect of other post-retirement benefits. Comprehensive income is presented in the Consolidated Statement of Changes in Shareholders’ Equity. The details of other comprehensive income (loss) are presented in Note 12 to the Consolidated Financial Statements.

Earnings Per Share

     Basic earnings (loss) per share (“EPS”) excludes the dilutive effect of options and other convertible securities, and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes

     Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, “Income Taxes.” Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in First Financial’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

     Disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet for which it is practicable to estimate that value are required. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to First Financial. For additional information, see Note 17to the Consolidated Financial Statements.

NOTE 2. Recent Accounting Pronouncements

FASB ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350) –Testing Goodwill for Impairment”

     This Accounting Standards Update (“ASU”)provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments in this ASU, allow an entity the option of by-passing the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The ASU is effective for the interim or annual goodwill impairment test performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual of interim period have not yet been issued. First Financial does not expect the adoption of ASU 2011-08 to have a material impact on its financial condition or results of operations.

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

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) –Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

     This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes the principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The ASU is effective for reporting periods beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-04 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) –Reconsideration of Effective Control of Repurchase Agreements”

     This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criterion applicable to the assessment of effective control are not changed by the amendments in this ASU. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-03 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-02, “Receivables (Topic 310) –A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”

This ASU provides additional guidance or clarification in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU clarifies that in order for a restructuring to constitute a TDR, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The ASU clarifies guidance on a creditor’s evaluation of whether it has granted a concession. Additionally, the ASU clarifies guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The ASU waseffective for interim or annual periods beginning on or after June 15, 2011 and the adoption of ASU 2011-02 did not have a material impact on First Financial’s financial condition or results of operations.

FASB ASU 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations”

     This ASU requires new pro forma revenue and earnings disclosures for business combinations occurring during the year to be presented as if the business combination occurred as of the beginning of the current fiscal year, or if comparative statements are presented, as if the business combination occurred as of the beginning of the comparative year. In addition, this ASU requires disclosure of the nature and amount of any material nonrecurring adjustments directly attributable to the business combination to be included in the pro forma revenue and earnings. The amended disclosure was effective for business combinations consummated on or after December 15, 2010, with earlier application permitted. Adoption of ASU 2010-29 did not have a material impact on First Financial’s consolidated financial condition or results of operations.

FASB ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

     This ASU requires a Step 2 impairment test to be performed even if the carrying amount of goodwill is zero or negative for a reporting unit. Additionally, in considering whether it is more likely than not that an impairment exists, an evaluation must be made to determine whether any adverse qualitative factors exist that requiregoodwill to be tested for impairment more often than annually if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The amended disclosure is effective for fiscal years beginning on or after December 15, 2010, with earlier application prohibited. Adoption of ASU 2010-28 will not have a material impact on First Financial’s consolidated financial condition or results of operations

NOTE 3. Investment Securities

     The investment securities portfolio is comprised of securities that, at purchase, are rated in one of the four highest rating categories by at least one nationally recognized investment rating service, and where available, are rated by two rating services. The following table presentsamortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale, and securities held to maturity and nonmarketable securities.

	As of September 30, 2011						As of September 30, 2010

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

Securities Available for Sale
Obligations of the U.S. Government	$1,826		$37	$	---	$1,863	$2,021		$28	$	---	$2,049
State and municipal obligations	450		31		---	481	450		16		---	466
Collateralized debt obligations	7,127		---		4,053	3,074	7,780		---		4,363	3,417
Mortgage-backed securities	85,306		3,668		17	88,957	79,754		3,454		60	83,148
Collateralized mortgage obligations	306,525		8,117		2,129	312,513	303,088		10,277		1,268	312,097
Other securities	5,431		70		281	5,220	5,809		1,326		336	6,799

Total securities available for sale	$406,665		$11,923		$6,480	$412,108	$398,902		$15,101		$6,027	$407,976

Securities Held to Maturity
State and municipal obligations	$20,863		$2,491	$	---	$23,354	$21,623		$2,350		$1	$23,972
Certificates of deposit	808		---		---	808	906		---		---	906

Total securities held to maturity	$21,671		$2,491	$	---	$24,162	$22,529		$2,350		$1	$24,878

Nonmarketable securities

FHLB stock	$35,782	$	---	$	---	$35,782	$42,867	$	---	$	---	$42,867

     The following table provides the names of issuers for whom First Financial has investment securities totaling in excess of 10% of stockholders’ equity and the fair value and amortized cost of these investments as of September 30, 2011. All of these securities are available for sale.

(in thousands)	Amortized Cost	Fair Value	% of Shareholders Equity

Issuer
Ginnie Mae	$95,138	$97,772	36.4%
Freddie Mac	31,477	32,583	12.1
Wells Fargo	36,186	37,115	13.8
Bank of America	33,919	33,737	12.6

Total	$196,720	$201,207

     The amortized cost and fair value of investments available for sale, exclusive of mortgage-backed securities and collateralized mortgage obligations, at September30, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2011

(in thousands)	Amortized Cost	Fair Value

Securities Available for Sale
Due within one year	$146	$146
Due after one year through five years	1,680	1,717
Due after five years through ten years	1,005	950
Due after ten years	12,003	7,825

	14,834	10,638
Mortgage-backed securities	85,306	88,957
Collateralized mortgage obligations	306,525	312,513

Total	$406,665	$412,108

Securities Held to Maturity
Due within one year	$408	$408
Due after one year through five years	400	400
Due after five years through ten years	1,520	1,591
Due after ten years	19,343	21,763

Total	$21,671	$24,162

     Securities with a fair market value of $217.2 million at September 30, 2011 and $324.9 million at September 30, 2010, were pledged to secure public and certain customer deposits, repurchase agreements and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta. Proceeds from the sale of investment securities available for sale totaled $2.2 million, less than $100 thousand, and $19.7 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

     The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total

September 30, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$256	$50	14	$2,818	$4,003	15	$3,074	$4,053
Mortgage-backed securities	---	---	---	1	581	17	1	581	17
Collateralized mortgage obligations	5	39,299	529	14	37,215	1,600	19	76,514	2,129
Other securities	2	1,930	76	1	790	205	3	2,720	281

Total	8	$41,485	$655	30	$41,404	$5,825	38	$82,889	$6,480

	Less than 12 Months			12 Months or Longer			Total

September 30, 2010 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$292	$14	14	$3,125	$4,349	15	$3,417	$4,363
Mortgage-backed securities	---	---	---	1	572	60	1	572	60
Collateralized mortgage obligations	11	44,214	130	8	39,280	1,138	19	83,494	1,268
Other securities	---	---	---	2	1,659	336	2	1,659	336

Total	12	$44,506	$144	25	$44,636	$5,883	37	$89,142	$6,027

Securities held to maturity
State and municipal obligations	1	$769	$1	---	$ ---	$ ---	1	$769	$1

Other-Than-Temporary Impairment

     Management evaluates securities for OTTI on at least a quarterly basis. In determining OTTI, investment securities are evaluated according to ASC 320 Investments – Debt and Equity Securities and management considers many factors including: (1) the length of time and extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and is based on information available to management on the assessment date. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

     At September 30, 2011, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and, to a lesser degree, private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the year ended September 30, 2011, credit-related OTTI of $879 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations. The components of the OTTI were: $623 thousand on CDOs and $256 thousand on CMOs. The total carrying value of securities affected by credit-related OTTI represent 1.9% of the carrying value of First Financial’s investment portfolio at September 30, 2011, and therefore have negligible impact on First Financial’s liquidity and capital positions.

Collateralized Debt Obligations

     The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions in pooled issuances. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans, and level of brokered deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The model assigns assumptions for constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The resulting projected cash flows were compared to book value to determine the amount of OTTI, if any.

     The following table provides information regarding the CDO portfolio characteristics and fiscal 2011 OTTI losses.

Collateralized Debt Obligations at September 30, 2011
(in thousands)

						Year Ended September 30, 2011 OTTI[1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other		Total

ALESCO I	Pooled	B-1	$516	$183	$333	$95	$	---	$95
ALESCO II	Pooled	B-1	371	284	87	---		---	---
MCAP III	Pooled	B	430	213	217	---		---	---
MCAP IX	Pooled	B-1	305	81	224	144		---	144
MCAP XVIII	Pooled	C-1	179	64	115	---		---	---
PRETZL XI	Pooled	B-1	855	294	561	22		---	22
PRETZL XIII	Pooled	B-1	324	128	196	90		---	90
PRETZL IV	Pooled	MEZ	121	55	66	---		---	---
PRETZL VII	Pooled	MEZ	327	107	220	---		---	---
PRETZL XII	Pooled	B-2	551	294	257	---		---	---
PRETZL XIV	Pooled	B-1	662	151	511	208		---	208
PRETZL VI	Pooled	MEZ	513	399	114	32		---	32
TRPREF II	Pooled	B	688	266	422	31		---	31
USCAP II	Pooled	B-1	979	299	680	1		---	1
USCAP III	Pooled	B-1	306	256	50	---		---	---

Total			$7,127	$3,074	$4,053	$623	$	---	$623

		Dollar Basis

	Lowest Rating	% Performing	% Deferrals / Defaults[2]	Constant Default Rate		Discount Margin[3]

Name				High	Low

ALESCO I	C	64.16%	35.84%	1.40%	0.25%	11.70%
ALESCO II	C	70.75	29.25	1.59	0.27	11.65
MCAP III	CC	70.43	29.57	2.27	0.38	10.50
MCAP IX	D	50.05	49.95	1.39	0.25	16.80
MCAP XVIII	C	65.52	34.48	1.67	0.28	11.05
PRETZL XI	C	70.74	29.26	1.35	0.25	11.60
PRETZL XIII	C	67.46	32.54	1.62	0.27	11.57
PRETZL IV	CC	72.93	27.07	2.92	0.49	11.00
PRETZL VII	C	33.92	66.08	2.08	0.35	16.80
PRETZL XII	C	67.31	32.69	0.72	0.25	11.62
PRETZL XIV	C	63.34	36.66	1.23	0.25	11.57
PRETZL VI	D	26.38	73.62	2.00	0.34	11.00
TRPREF II	C	61.19	38.81	1.52	0.26	11.92
US CAP II	C	78.82	21.18	1.12	0.25	11.65
USCAP III	C	71.51	28.49	0.74	0.25	11.53

Total		65.16%	34.84%

[1] Recognized in impairment losses on investment securities on the Consolidated Statements of Operations
[2] Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3] Fair market value discount margin to LIBOR

     The estimated fair value of these CDOs continues to be adversely affected by the elevated credit losses within the financial industry caused by the recent recession, continued uncertain economic conditions, high unemployment rates, and the weak national housing market, all of which have severely impacted the creditworthiness of the underlying issuers. As of September 30, 2011, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

Collateralized Mortgage Obligations

     The CMO portfolio, which is comprised of agency and non-agency securities, was priced using discounted cash flow models. In making the determination of each CMO’s fair value, consideration was given to recent transaction volumes, price quotations and related price volatility, available broker information, and market conditions. A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, estimated default rate, constant prepayment rate, and required yields or spreads. If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI. See Note 17 to the Consolidated Financial Statements for additional information on fair value.

     The following table presents the investment grades assigned by the rating agencies for CMO securities which were in a loss position at September 30, 2011 along with OTTI losses recorded during the year ended September 30, 2011.

(dollars in thousands)	As of September 30, 2011			Year Ended September 30, 2011 OTTI[1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion		Other		Total

A	3	$30,551	$341	$	---	$	---	$	---
BBB	9	21,923	615		---		---		---
Below investment grade	7	24,040	1,173		256		---		256

Total	19	$76,514	$2,129		$256	$	---		$256

[1] Recognized in impairment losses on investment securities on the Consolidated Statements of Operations

     The OTTI in the table above was related to one private-label security with credit-related deterioration evidenced by the following metrics:

	September 30,

	2011	2010

Credit rating Rating agency	C Dominion Bond Rating Service	Caa3 Moody’s
Twelve-month average loss severity	45.12%	47.83%
Twelve-month average default rate	4.98	7.29
60 day or more delinquency rate	45.08	30.72

     Based on First Financial’s policy, the credit rating displayed in the above table reflects the lowest credit rating by the major rating agencies. As of September 30, 2011, management does not intend to sell this security, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

     The following table presents the cumulative credit-related losses recognized in earnings.

(in thousands)	CDOs	CMOs	Other Securities[1]	Total	CDOs	CMOs	Other Securities		Total

	As of and for the Year Ended September 30, 2011				As of and for the Year Ended September 30, 2010

Cumulative credit related losses recognized in earnings at beginning of period	$5,133	$1,099	$1,100	$7,332	$3,731	$748	$	---	$4,479
Additions
Credit loss for which no previous OTTI was recognized[1]	---	---	---	---	241	---		1,100	1,341
Credit loss for which previous OTTI was recognized	623	256	---	879	1,161	351		---	1,512

Cumulative credit related losses recognized in earnings at end of period	$5,756	$1,355	$1,100	$8,211	$5,133	$1,099		$1,100	$7,332

1 An impaired other security for which a $1.1 million OTTI charge was taken in a prior year was sold during the year ended September 30,2011. Again of $1.4 million was recognized in earnings during the year ended September 30, 2011.

NOTE 4. Loans and Other Repossessed Assets Acquired

     The following table presents the loan portfolio by major category. Loans are grouped by purpose versus underlying collateral.

	As of September 30,

LOANS (in thousands)	2011	2010

Residential loans
Residential 1-4 family	$909,907	$836,644
Residential construction	16,431	14,436
Residential land	40,725	56,344

Total residential loans	967,063	907,424

Commercial loans
Commercial business	80,871	92,650
Commercial real estate	471,296	598,547
Commercial construction	15,051	28,449
Commercial land	67,432	143,366

Total commercial loans	634,650	863,012

Consumer loans
Home equity	369,213	397,632
Manufactured housing	276,047	269,857
Marine	55,243	65,901
Other consumer	53,064	60,522

Total consumer loans	753,567	793,912

Total loans	2,355,280	2,564,348
Less: Allowance for loan losses	54,333	86,871

Net loans	$2,300,947	$2,477,477

Loans Held For Sale	$94,872	$28,400

     Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At September 30, 2011, loans held for sale consisted of $40.8 million of residential mortgage loans to be sold in the secondary market and $54.1 million of nonperforming and performing loans selected for a bulk loan sale. See Note 19 to the Consolidated Financial Statements for additional information on the bulk sale pool.

     The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans

	As of September 30, 2011

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater, Accruing		Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$544	$1,178	$1,595	$	---	$3,317	$906,590	$909,907
Residential construction	---	---	---		---	---	16,431	16,431
Residential land	---	65	1,140		---	1,205	39,520	40,725

Total residential loans	544	1,243	2,735		---	4,522	962,541	967,063

Commercial loans
Commercial business	435	433	4,322		---	5,190	75,681	80,871
Commercial real estate	2,401	993	18,400		---	21,794	449,502	471,296
Commercial construction	314	281	266		---	861	14,190	15,051
Commercial land	19	518	6,310		---	6,847	60,585	67,432

Total commercial loans	3,169	2,225	29,298		---	34,692	599,958	634,650

Consumer loans
Home equity	2,661	747	6,871		---	10,279	358,934	369,213
Manufactured housing	1,969	631	2,922		---	5,522	270,525	276,047
Marine	863	117	47		---	1,027	54,216	55,243
Other consumer	375	254	127		171	927	52,137	53,064

Total consumer loans	5,868	1,749	9,967		171	17,755	735,812	753,567

Total loans	$9,581	$5,217	$42,000		$171	$56,969	$2,298,311	$2,355,280

Total loans excluding covered loans	$7,747	$4,356	$23,755		$171	$36,029	$2,165,031	$2,201,060

[1]Included in current loans are $734 thousand of performing troubled debt restructurings (“TDRs”).

     The following table summarizes nonperforming assets.

Nonperforming Assets (in thousands)	September 30, 2011	September 30, 2010

Nonaccrual loans	$42,000	$140,231
Loans 90+ days, still accruing	171	175
Restructured loans, still accruing	734	750

Total nonperforming loans	42,905	141,156
Nonperforming loans held for sale	39,412	---
Other repossessed assets acquired	26,212	11,950

Total nonperfoming assets	$108,529	$153,106

Total nonperforming loans excluding nonperforming covered loans	$23,926	$130,558

Total nonperforming assets excluding nonperforming covered assets	$80,862	$138,053

     On April 10, 2009, First Federal entered into a purchase and assumption agreement with the FDIC to acquire certain assets and liabilities of the former Cape Fear Bank (the “Cape Fear Acquisition”). The acquired loan portfolio and other repossessed assets (solely comprised of OREO) are subject to a loss sharing agreement with the FDIC and the table above includes these “covered loans” and “covered OREO.”

     Loans acquired in the Cape Fear Acquisitionthat were performing at the time of acquisition, but have subsequently become nonaccrual are included in the tables above. Nonperforming loans acquired at acquisition are not included since these loans were adjusted to fair value at the acquisition date and accounted for under ASC 310-30.

     Interest income related to nonaccrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $12.1 million for the year ended September 30, 2011, $11.2 million for the year ended September 30, 2010, and $4.5 million for the year ended September 30, 2009. Recorded interest income on these loans was $979 thousand for fiscal 2011, $1.1million for fiscal 2010, and $1.4 million for fiscal 2009.

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

Impaired Loans

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Year to Date Average Balance[1]	Interest Income Recognized Year to Date

September 30, 2011
Residential loans
Residential 1-4 family	$1,145	$734	$294	$1,028	$101	$3,816		$41
Residential land	---	---	---	---	---	903		---

Total residential loans	1,145	734	294	1,028	101	4,719		41

Commercial loans
Commercial business	3,257	1,400	1,747	3,147	20	3,575		---
Commercial real estate	15,552	8,477	5,106	13,583	1,050	29,251		26
Commercial construction	311	261	---	261	---	2,357		---
Commercial land	7,950	3,025	2,236	5,261	363	24,425		---

Total commercial loans	27,070	13,163	9,089	22,252	1,433	59,608		26

Consumer loans
Home equity	2,433	2,258	---	2,258	---	1,635		---
Manufactured housing	156	135	---	135	---	58		---
Marine	---	---	---	---	---	70		---

Total consumer loans	2,589	2,393	---	2,393	---	1,763		---

Total impaired loans	$30,804	$16,290	$9,383	$25,673	$1,534	$66,090		$67

September 30, 2010
Residential loans
Residential 1-4 family	$3,483	$2,489	$691	$3,180	$178		$	---
Residential land	3,868	1,635	549	2,184	77			---

Total residential loans	7,351	4,124	1,240	5,364	255			---

Commercial loans
Commercial business	3,583	1,578	1,106	2,684	877			---
Commercial real estate	44,794	19,154	14,712	33,866	2,925			---
Commercial construction	6,588	4,148	780	4,928	343			---
Commercial land	63,106	17,412	22,284	39,696	8,674			---

Total commercial loans	118,071	42,292	38,882	81,174	12,819			---

Consumer loans
Home equity	338	338	---	338	---			---
Marine	15	---	15	15	3			---

Total consumer loans	353	338	15	353	3			---

Total impaired loans	$125,775	$46,754	$40,137	$86,891	$13,077	$89,311	$	---

[1] Information is not readily available for 2010

     The total recorded investment in covered impaired loans totaled $14.3 million as of September 30, 2011. These loans had a specific allowance of less than $0.1 million as of September 30, 2011.

Troubled Debt Restructuring

     First Federal accounts for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. As of September 30, 2011, First Federal had 25 TDRs with an aggregate balance of $11.3 million classified as impaired and included in the appropriate nonperforming loan category in the tables above. Included in the impaired total was one TDR that was considered performing in accordance with modified terms and still accruing interest.

     The following table provides a summary of TDRs that continue to accrue interest under restructured terms and TDRs that have been placed in nonaccrual status as of September 30, 2011.

Troubled Debt Restructurings
	As of September 30, 2011

(in thousands)	Performing Restructurings	Nonperforming Restructurings	Total

Residential loans
Residential 1-4 family	$734	$294	$1,028

Commercial loans
Commercial business	---	1,113	1,113
Commercial real estate	---	5,000	5,000
Commercial land	---	1,719	1,719

Total commercial loans	---	7,832	7,832

Consumer loans
Home equity	---	2,258	2,258
Manufactured housing	---	135	135

Total consumer loans	---	2,393	2,393

Total loans	$734	$10,519	$11,253

     The following table provides a summary of the primary reason loan modifications were classified as TDRs and their estimated impact on the allowance for loan losses during the year ended September 30,2011.

Troubled Debt Restructurings
	As of September 30, 2011

	Types of Modifications

(in thousands)	Rate	Structure	Increase to Allowance

Residential loans
Residential 1-4 family	$294	$734	$101

Commercial loans
Commercial business	---	1,113	---
Commercial real estate	---	5,000	142
Commercial land	---	1,719	351

Total commercial loans	---	7,832	493

Consumer loans
Home equity	2,042	216	---
Manufactured housing	135	---	---

Total consumer loans	2,177	216	---

Total loans	$2,471	$8,782	$594

     The following table provides a summary of the pre-default balance for TDRs that experienced a payment default during the year ended September 30, 2011, that were classified as TDRs during the previous twelve months.

Payment Default
	As of September 30, 2011

(in thousands)	Performing Restructurings		Nonperforming Restructurings	Total

Residential loans
Residential 1-4 family	$	---	$294	$294

Commercial loans
Commercial business		---	1,113	1,113
Commercial real estate		---	2,105	2,105
Commercial land		---	522	522

Total commercial loans		---	3,740	3,740

Consumer loans
Home equity		---	325	325

Total consumer loans		---	325	325

Total loans	$	---	$4,359	$4,359

Criticized Loans, Classified Loans and Other Risk Characteristics

     Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness which may not necessarily manifest into future loss. Loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged; and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its commercial loans regularly to determine whether they are appropriately risk rated in accordance with applicable regulations and internal policies.

     The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of September 30, 2011

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$61,340	$359,203	$10,986	$30,614	$462,143
Special mention	5,091	39,863	1,334	16,149	62,437
Substandard	12,484	62,066	2,166	15,432	92,148
Doubtful	205	674	--	118	997

Total	79,120	461,806	14,486	62,313	617,725
Covered ASC 310-30 loans	1,751	9,490	565	5,119	16,925

Total	$80,871	$471,296	$15,051	$67,432	$634,650

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

     For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status, and if a loan was modified from its original contractual terms.

     The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of September 30, 2011

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$906,385	$16,431	$39,108	$961,924
Performing classified	917	---	321	1,238
Nonperforming	2,329	---	1,140	3,469

Total	909,631	16,431	40,569	966,631
Covered ASC 310-30 loans	276	---	156	432

Total	$909,907	$16,431	$40,725	$967,063

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of September 30, 2011

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$361,420	$273,125	$55,196	$52,737	$742,478
Performing classified	407	---	--	--	407
Nonperforming	6,871	2,922	47	298	10,138

Total	368,698	276,047	55,243	53,035	753,023
Covered ASC 310-30 loans	515	---	---	29	544

Total	$369,213	$276,047	$55,243	$53,064	$753,567

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

     An analysis of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Year Ended September 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Provision for loan losses	16,864	6,371	33,280	3,058	28,676	21,652	109,901

Loan charge-offs	(20,491)	(9,348)	(44,100)	(4,060)	(43,717)	(23,975)	(145,691)
Recoveries	693	293	213	47	719	1,287	3,252

Net charge-offs	(19,798)	(9,055)	(43,887)	(4,013)	(42,998)	(22,688)	(142,439)

Balance at end of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

Loans as of September 30, 2011
Individually evaluated for impairment	$1,028	$3,147	$13,583	$261	$5,261	$2,393	$25,673
Collectively evaluated for impairment	965,603	75,973	448,223	14,225	57,052	750,630	2,311,706
Covered ASC 310-30 loans	432	1,751	9,490	565	5,119	544	17,901

Total loans	$967,063	$80,871	$471,296	$15,051	$67,432	$753,567	$2,355,280

Allowance for Loan Losses
	As of and for the Year Ended September 30, 2010

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$14,343	$4,836	$11,931	$4,597	$19,158	$13,608	$68,473

Provision for loan losses	8,325	10,692	29,229	3,552	43,789	29,607	125,194

Loan charge-offs	(12,996)	(8,995)	(18,619)	(7,039)	(42,329)	(21,541)	(111,519)
Recoveries	1,058	636	57	510	1,177	1,285	4,723

Net charge-offs	(11,938)	(8,359)	(18,562)	(6,529)	(41,152)	(20,256)	(106,796)

Balance at end of period	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Allowance for Loan Losses
	As of and for the Year Ended September 30, 2009

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Unallocated		Total

Allowance for Loan Losses
Balance at beginning of period	$4,225	$901	$2,819	$3,437	$2,215	$9,688		$705	$23,990

Allowance of acquired bank	---	---	---	---	---	---		4,132	4,132

Provision for loan losses	17,312	11,637	9,432	4,794	16,943	11,602		(4,837)	66,883

Loan charge-offs	(7,598)	(8,056)	(320)	(3,658)	---	(8,361)		---	(27,993)
Recoveries	404	354	---	24	---	679		---	1,461

Net charge-offs	(7,194)	(7,702)	(320)	(3,634)	---	(7,682)		---	(26,532)

Balance at end of period	$14,343	$4,836	$11,931	$4,597	$19,158	$13,608	$	---	$68,473

Other Repossessed Assets Acquired

     The following table presents the components of other repossessed assets acquired, which is comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, and is included in other assets on the Consolidated Balance Sheets.

	As of September 30,

(in thousands)	2011	2010

Residential real estate	$8,122	$4,721
Commercial real estate	7,771	1,472
Land	7,092	4,867
Held for sale real estate	1,908	---
Consumer-related assets	1,319	890

Total other repossessed assets acquired	$26,212	$11,950

The following table presents the components of OREO expenses, net.

	Years Ended September 30,

(in thousands)	2011	2010	2009

(Gains) losses on sale of real estate, net	$(1,048)	$1,846	$1,234
Fair-value writedown	4,403	4,263	935
Expenses, net	1,684	705	426
Rental Income	(130)	(63)	(27)

Total OREO expenses, net	$4,909	$6,751	$2,568

NOTE 5. Loan Servicing and Mortgage Origination

     The portfolio of residential mortgages serviced for others was $1.4 billion at September 30, 2011 and $1.3 billion at September 30, 2010. The amount of contractually specified servicing fees earned by First Federal during fiscal 2011 was $3.5 million, compared with $3.2 million and $2.8 million for fiscal 2010 and fiscal 2009, respectively. Servicing fees are recorded in mortgage and other loan income in the Consolidated Statements of Operations.

     Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage and other loan income in the Consolidated Statements of Operations for each period. First Federal uses various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and residential mortgage servicing rights assumptions. The following table presents the changes in the fair value of MSRs and its offsetting hedge.

(dollars in thousands)
For the Year Ended, September 30,	Decrease in Fair Value of MSRs	Gains Related to Derivatives	Net effect on Statements of Operations

2011	$(3,610)	$2,895	$(715)
2010	(4,266)	5,018	752
2009	(6,871)	3,655	(3,216)

     The following table is an analysis of the activity in the residential mortgage servicing rights for the years ended September 30, 2011, and 2010.

	As of September 30,

(in thousands)	2011	2010

Carrying value at beginning of period	$10,200	$11,166
Additions
Servicing assets that resulted from transfers of financial assets	3,982	3,300

Decrease in fair value:
Due to change in valuation inputs or assumptions	(1,974)	(2,986)
Due to increases in principal paydowns or runoff	(1,636)	(1,280)

Carrying value at end of period	$10,572	$10,200

     The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions validated through comparison to trade information, industry surveys, and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

     At September 30, 2011, the characteristics, and sensitivity analysis of the MSR are included in the following table.

(dollars in thousands)	Residential Mortgage Servicing Rights September 30, 2011

Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.1%
Adjustable-rate mortgage loans	0.9

Total	100.0%

Weighted average life	4.22 years
Constant prepayment rate (CPR)	20.2%
Weighted average discount rate	10.8
Effect on fair value of a 25 basis point increase in interest rates	$653
Effect on fair value of a 50 basis point increase in interest rates	1,374
Effect on fair value of a 25 basis point decrease in interest rates	(659)
Effect on fair value of a 50 basis point decrease in interest rates	(982)

     The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

     The following table displays mortgage loan securitizations and whole loan sales.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Loan securitization with Fannie Mae	$254,770	$196,280	$337,908
Loan sales to Fannie Mae	44,477	30,517	77,875
Loan sales to FHLB	12,930	13,515	12,245
Loan sales to other investors	8,458	17,234	10,825

Total loan securitizations and loan sales	$320,635	$257,546	$438,853

NOTE 6. FDIC Indemnification Asset

     First Federal has a loss-share agreement with the FDIC related to the Cape Fear Acquisition which affords First Federal significant protection regarding certain acquired assets. Under the loss sharing agreement, First Federal shares in the losses on assets covered under the agreement with the FDIC. On losses up to $110.0 million, First Federal assumes the first $31.5 million and the FDIC reimburses First Federal for 80% of the losses between $31.5 million and $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at the time of the Cape Fear Acquisition in April 2009.

          The following table presents the change in the FDIC indemnification asset during the current fiscal year.

(in thousands)	Gross Receivable	Discount	Net Receivable

Balance at September 30, 2010	$70,079	$(2,496)	$67,583
Payments from FDIC for losses on covered assets	(19,212)	—	(19,212)
Valuation adjustment on acquired other real estate owned	79	—	79
Discount accretion	—	2,015	2,015

Balance at September 30, 2011	$50,946	$(481)	$50,465

     During the year ended September 30, 2011, First Federal received payments totaling $20.5 million from the FDIC, of which $19.2 million for loss claims on loans was credited to the FDIC indemnification asset. The $1.3 million balance was for claims against reimbursable expenses and was credited to OREO expenses, net and other loan expense on the Consolidated Statements of Operations. These payments satisfied all claims through June 30, 2011. As of the September 30, 2011 quarterly reporting period, First Federal filed a $1.6 million claim with the FDIC under the terms of the loss share agreement, and payment is expected.

NOTE 7. Premises and Equipment

     The following table presents premises and equipment by major category.

	As of September 30,

(in thousands)	2011	2010

Land	$29,100	$29,100
Buildings	54,506	53,650
Furniture and equipment	29,423	30,377
Leasehold improvements	10,952	11,417

	123,981	124,544
Less: accumulated depreciation and amortization	(43,504)	(42,127)

Total	$80,477	$82,417

     At September 30, 2011, First Financial held various non-cancelable operating leases with contract terms extending through 2034 on buildings and land used for office space and banking purposes. Some of these leases contain escalation clauses which provide for higher rental expense based on increases in common area maintenance expenses and automatic escalation at predetermined lease anniversary or renewal dates. The following table presents minimum rental commitments as of September 30, 2011.

(in thousands)	Rental Expense

Fiscal Year
2012	$2,508
2013	2,136
2014	1,724
2015	1,069
2016	504
Thereafter	3,489

Total	$11,430

     Rental expenses under operating leases were $3.6 million for fiscal 2011, compared with $3.0 million and $2.6 million for fiscal 2010 and fiscal 2009, respectively.

NOTE 8. Goodwill and Intangible Assets

     The Consolidated Balance Sheets at September 30, 2010 included goodwill totaling $28.3 million, which was comprised of $630 thousand related to continuing operations and $27.6 million related to insurance operations which was reclassified to assets of discontinued operations. On June 1, 2011 and September 30, 2011, the sale of First Southeast and Kimbrell, respectively, were completed and the assets and liabilities related to these companies, including goodwill, were removed from First Financial’s Consolidated Balance Sheets.

     As of May 31, 2011, First Financial performed its annual goodwill impairment test. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for Atlantic Acceptance (“Atlantic”), a subsidiary of First Federal and for Kimbrell; therefore, Step 2 testing was required. As a result of the Step 2 analysis, First Financial determined that the goodwill associated with both entities was impaired due to updated discounted cash flow projections, and a change in business strategy. During fiscal year 2011, First Financial recorded a non-cash, non-tax-deductible goodwill impairment charge of $630 thousand for Atlantic, which is included in the operating results for continuing operations, and $1.9 million for Kimbrell, which is included in the operating results from discontinued operations.

     The following table summarizes the carrying amount of customer list intangibles.

	As of September 30,

(in thousands)	2011	2010

Customer list	$3,211	$1,180
Transfer of goodwill associated with Amercian Pensions	---	2,031
Less: accumulated amortization	(720)	(395)

Total	$2,491	$2,816

     During the year ended September 30, 2010, $1.3 million of goodwill was transferred to intangible assets to adjust the value of customer lists related to the July 2009 acquisition of American Pensions. The transfer resulted in the establishment of a deferred tax liability of $777 thousand with a total of $2.0 million recorded as an increase to intangible assets.

     The weighted average amortization period for intangible assets is approximately eight years as of September 30, 2011. Expected amortization expense related to intangibles for future years is shown in the table below:

(in thousands)	Intangible Amortization Expense

Fiscal Year
2012	$341
2013	319
2014	319
2015	319
2016	319
Thereafter	874

Total	$2,491

NOTE 9. Deposit Accounts

     Deposit accounts with overdraft balances are classified as consumer loans in the Consolidated Balance Sheets. Overdrafts totaled $903 thousand and $764 thousand at September 30, 2011 and 2010, respectively.

     The following table presents scheduled maturities of time deposits as of September 30, 2011.

(in thousands)	Certificate Maturities

Fiscal Year
2012	$638,983
2013	174,400
2014	102,862
2015	59,254
2016	96,692
Thereafter	6,078

Total	$1,078,269

Brokered time deposits totaled $162.6 million at September 30, 2011, compared to $225.7 million at September 30, 2010. The aggregate amount of time deposits with balances equal to or greater than $100,000 totaled $599.8 million at September 30, 2011, and $708.5 million at September 30, 2010.

     The following table presents scheduled maturities for time deposits greater than $100,000.

(in thousands)	Certificate Maturities

Under three months	$51,670
Three to six months	35,423
Six to twelve months	107,727
Over twelve months	405,010

Total	$599,830

NOTE 10. Advances From Federal Home Loan Bank

     The following table presents the maturity schedule for advances from the FHLB of Atlanta.

(dollars in thousands)
	As of September 30,

	2011		2010

Fiscal Year	Balance	Weighted Average Rate	Balance	Weighted Average Rate

2011	---	---	$115,000	1.00%
2012	$200,000	0.15%	85,000	1.55
2013	---	---	---	---
2014	---	---	---	---
2015	108,000	3.55	108,000	3.55
2016	175,000	3.50	125,000	3.83
2017	---	---	25,000	4.53
2018	75,000	3.82	50,000	3.47
2019	---	---	---	---
2020	---	---	---	---

Total due FHLB	558,000	2.35%	508,000	2.75%
Acquisition fair value adjustment	---		235

Total	$558,000		$508,235

     The above schedule is based on contractual maturities. In fiscal 2011, callable advances totaled $200.0 million, with a weighted average rate of 3.83%. The FHLB did not exercise any of its call provisions during the last two fiscal years.

     Advances from the FHLB of Atlanta, which mature on various dates through 2018, are collateralized by a blanket lien on certain residential and commercial real estate loans with an aggregate balance at September 30, 2011 and 2010of $692.7 million and $680.7 million, respectively. In addition, First Federal had pledged investment securities totaling $126.8 million as of September 30, 2011, as compared with $151.7 million at September 30, 2010 to secure borrowings. At September 30, 2011 First Federal had excess borrowing capacity of $254.5 million compared to $324.4 million at September 30, 2010, based on assets pledged. The maximum borrowings permitted under the agreement is 40% of total eligible assets subject to the presentment of sufficient qualifying collateral. At September 30, 2011 and 2010, total maximum availability was $819.5 million and $832.4 million, respectively. Advances are subject to prepayment penalties and certain advances may be subject to conversion to floating rates at the option of the FHLB of Atlanta.

NOTE 11. Short-Term Borrowings and Long-Term Debt

     During fiscal 2010, First Federal obtained unsecured federal funds lines totaling $35.0 million in aggregate with two unaffiliated banks. Borrowings from the federal funds lines and the Federal Reserve Bank of Richmond, which is secured by a portion of the manufactured housing loan portfolio, are included in other short-term borrowings on the Consolidated Balance Sheets if drawn, and are used to supplement other liquidity sources as needed. As of September 30, 2011, First Financial had borrowing availability of $249.7 million from these two sources, as compared with $269.3 million as of September 30, 2010. Subsequent to September 30, 2011 First Federal obtained an additional federal funds line of $5.0 million from an unaffiliated bank. There are currently no funds drawn from these lines.

     On March 19, 2004, First Financial issued $46.4 million of 30-year trust preferred securities through Capital Trust I, an unconsolidated special purpose trust, to unrelated institutional investors. The trust preferred securities qualify as Tier 1 capital under risk-based capital guidelines. Gross proceeds from the issuance were used by Capital Trust I to purchase junior subordinated deferred interest debt issued by First Financial. The subordinated debt is the only asset of Capital Trust I. The debt matures in thirty years and is an unsecured obligation of First Financial that ranks junior to First Financial’s other outstanding debt. Distributions on the trust preferred securities, which represent undivided beneficial interests in the assets of Capital Trust I, are payable quarterly in arrears at an annual rate of 7.00%, beginning July 7, 2004. The securities are callable and mature on April 6, 2034. Debt issuance costs, net of amortization, totaled $1.2 million and $1.3 million at September 30, 2011 and 2010, respectively, and are included in other assets on the Consolidated Balance Sheets.

     Other long-term debt consists of notes payable to several South Carolina non-profit organizations. These loans are part of a strategy to leverage low-income housing tax credits.

     The following table presents long term debt and their related weighted average interest rates.

	As of September 30,

(dollars in thousands)	2011		2010

	Balance	Rate	Balance	Rate

Junior subordinated debt to unconsolidated trust	$46,392	7.00%	$46,392	7.00%
Other long-term debt	812	4.59	812	4.59

	$47,204	6.96%	$47,204	6.96%

     The following table presents information related to the various forms of borrowings utilized during the years ended September 30, 2011 and 2010, respectively.

	At or for the Year Ended September 30,

(dollars in thousands)	2011	2010

Federal Funds lines of credit
At September 30,
Balance	---	---
Weighted average rate	---	---
During the year
Maximum amount outstanding at any month end	---	$28,000
Daily average	---	8,721
Weighted average rate	---	0.88%

Junior Subordinated debt to unconsolidated trust
At September 30,
Balance	$46,392	46,392
Weighted average rate	7.00%	7.00%
During the year
Maximum amount outstanding at any month end	46,392	46,392
Daily average	46,392	46,392
Weighted average rate	7.00%	7.00%

Other long-term debt
At September 30,
Balance	$812	$812
Weighted average rate	4.59%	4.59%
During the year
Maximum amount outstanding at any month end	$812	$185,812
Daily average	812	71,004
Weighted average rate	4.59%	0.30%

Note 12. Shareholders’ Equity, Dividend Restrictions and Other Regulatory Matters

Stock Issuances

     On December 5, 2008, pursuant to the United States Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (i) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 483,391 shares of First Financial’s common stock (the “Warrant”). The Series A Preferred Stock has $0.01 par value, carries a liquidation price of $1,000 per share, pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, and qualifies as Tier 1 capital. The Warrant has a par value of $.01 per share and an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments. First Financial used relative fair value as the basis for allocating the proceeds from the issuance of the Series A Preferred Stock and warrants. The assumptions incorporated into the Black Scholes fair value model include a dividend yield of 4.85%, volatility of 35.4% and a risk-free interest rate of 2.5%. First Financial cannot redeem the Series A Preferred Stock during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital. After three years, First Financial may redeem the Series A Preferred Stock at the liquidation price plus accrued and unpaid dividends. First Financial is accreting the book value of the Series A Preferred Stock using the effective interest method up to the par value of $65 million. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The warrant is immediately exercisable and expires ten years from the issuance date. It provides for an adjustment to the exercise price and to the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (a) the stock option exercises, (b) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (c) the unamortized compensation expense on in-the-money options not yet recognized pursuant to GAAP for share-based payments (see Note 14 to the Consolidated Financial Statements) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings (loss) per share calculation.

	Years Ended September 30,

(in thousands, except per share data)	2011		2010		2009

Net loss from continuing operations		$(37,621)		$(39,308)	$(2,144)
Preferred stock dividends		3,250		3,252	2,663
Accretion on preferred stock discount		591		556	431

Net loss from continuing operations available to common shareholders		(41,462)		(43,116)	(5,238)
(Loss) income from discontinued operations, net of tax		(3,565)		2,519	2,607
Extraordinary gain on acquisition, net of tax		---		---	28,857

Net (loss) income available to common shareholders		$(45,027)		$(40,597)	$26,226

Weighted average basic shares		16,527		16,511	11,721
Effect of dilutive stock options		---		---	---

Weighted average dilutive shares		16,527		16,511	11,721

Net loss per common share from continuing operations
Basic		$(2.51)		$(2.61)	$(0.45)
Diluted		(2.51)		(2.61)	(0.45)

Net (loss) income per common share from discontinued operations
Basic		$(0.21)		$0.15	$0.23
Diluted		(0.21)		0.15	0.23

Net income per common share from extraordinary gain
Basic	$	---	$	---	$2.46
Diluted		---		---	2.46

Net (loss) income per common share
Basic		$(2.72)		$(2.46)	$2.24
Diluted		(2.72)		(2.46)	2.24

     Stock options and warrants which were not included in computing diluted earnings per share because the effects were antidilutive totaled 743,333, 962,547, and 1,082,917 as of September 30, 2011, 2010, and 2009, respectively.

Other Comprehensive Income (Loss)

     The following table presents changes in other comprehensive (loss) income.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Unrealized holding (losses) gains, net of tax	$(1,784)	$(620)	$17,452
Less reclassification adjustment for realized gains (losses), net of tax	330	(1,716)	(2,462)

Unrealized (losses) gains on securities available for sale, net of tax	(2,114)	1,096	19,914
Change related to employee benefit plans, net of tax	(260)	(179)	(15)

Total other comprehensive (loss) income	$(2,374)	$917	$19,899

Dividend Restrictions and Other Regulatory Matters

     First Financial’s ability to pay dividends depends primarily on the ability of First Federal and its other subsidiaries to pay dividends to First Financial. First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balancesheet items as calculated under regulatory accounting practices. First Federal’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     First Federal generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If First Federal, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain regulatory approval prior to making such a distribution. The regulators may object to any distribution based on safety and soundness concerns.

     Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (as defined in the regulations and set forth in the table below) of tangible and core capital to total assets, and of risk-based capital to risk-based assets. As of September 30, 2011, First Federal meets all capital adequacy requirements to which it is subject and was categorized as well-capitalized under the regulatory framework for prompt corrective action. As a result of the Dodd-Frank Act, effective July 21, 2011, all savings and loan holding companies, including First Financial, are now regulated by the Federal Reserve. As such, effective with the March 31, 2012 reporting period, First Financial will be required to report consolidated risk-based capital metrics.

     First Federal’s capital amounts and ratios are presented in the following table:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of September 30, 2011
Tangible capital to Total Assets	$263,410	8.26%	$47,855	1.50%	$	---	---%
Core capital to Total Assets	263,410	8.26	127,615	4.00		159,518	5.00
Tier I capital to Risk-based Assets	263,410	11.26	---	---		139,598	6.00
Risk-based capital to Risk-based Assets	291,463	12.53	186,131	8.00		232,663	10.00

As of September 30, 2010
Tangible capital to Total Assets	$275,769	8.47%	$48,863	1.50%	$	---	---%
Core capital to Total Assets	275,769	8.47	130,300	4.00		162,875	5.00
Tier I capital to Risk-based Assets	275,769	11.27	---	---		145,943	6.00
Risk-based capital to Risk-based Assets	305,161	12.55	194,591	8.00		243,239	10.00

     Under Delaware law, First Financial may declare and pay dividends on its common stock either out of its surplus, as defined under Delaware law, or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a recipient of funds from the Treasury’s TARP CPP, First Financial is restricted from paying quarterly common stock dividend payments in excess of $0.255 per share, the dividend in effect at the time First Financial received TARP CPP funds, unless approved by Treasury and the Federal Reserve, as First Financial’s primary regulator.

     First Federal is required by regulatory agencies to maintain certain minimum balances of cash or noninterest-bearing deposits with the Federal Reserve. The required balance at September 30, 2011 and September 30, 2010 was $5.0 million.

NOTE 13. Income Taxes

     Income tax (benefit) expense is comprised of the following.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Current tax (benefit) expense
Federal	$(10,908)	$(20,947)	$21,062
State	(905)	(2,163)	2,944

Total current tax (benefit) expense	(11,813)	(23,110)	24,006

Deferred tax benefit
Federal	(3,626)	(174)	(5,661)
State	(1,684)	(1,104)	(127)

Total deferred tax benefit	$(5,310)	$(1,278)	$(5,788)

Total tax benefit	$(17,123)	$(24,388)	$18,218

     A reconciliation of total tax (benefit) expense for the periods indicated follows.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Tax benefit - continuing operations	$(23,672)	$(25,969)	$(2,243)
Tax expense - discontinued operations	6,549	1,581	1,628
Tax expense - extraordinary items	---	---	18,833

Total tax (benefit) expense	$(17,123)	$(24,388)	$18,218

     A reconciliation from expected federal tax (benefit) expense of 35% to consolidated effective income tax (benefit) expense for the periods indicated follows.

	Years Ended September 30,

(dollars in thousands)	2011	2010	2009

Expected federal income tax (benefit) expense	$(20,408)	$(21,412)	$16,638
Increases (decreases) in income taxes resulting from Book over tax basis of insurance operations sold	4,478	---	---
State income tax expense, net of federal income tax effect	(1,683)	(2,123)	1,830
Tax exempt income	(374)	(408)	(418)
Other, net	864	(445)	168

Total	$(17,123)	$(24,388)	$18,218

Effective tax rate	29.37%	39.86%	38.32%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Financial’s deferred tax assets and liabilities are presented below.

	As of September 30,

(in thousands)	2011	2010

Deferred tax assets
Loan loss allowances deferred for tax purposes	$20,642	$31,615
Nondeductible loss on bulk loan sale	7,738	---
Net operating loss carryforward	4,489	1,607
Expenses not deducted under economic performance rules	2,601	2,837
Federal credits	1,459	---
Post retirement benefits	931	768
Charitable contribution carryforward	671	566
Book over tax basis on intangibles	64	501
Other	3,622	892

Total gross deferred tax assets	$42,217	$38,786

Deferred tax liabilities
Deferred gain on FDIC transaction	$14,915	$17,115
Excess carrying value of assets acquired for financial reporting purposes over tax basis	6,839	6,898
FHLB stock dividends deferred for tax purposes	1,384	1,671
Loan fee income adjustments for tax purposes	4,516	3,783
Expenses deducted under economic performance rules	875	895
Unrealized gain on securities available for sale	2,179	3,527
Other	671	883

Total gross deferred tax liabilities	$31,379	$34,772

Net deferred tax asset	$10,838	$4,014

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

     As a result of pre-tax book losses incurred during the last three fiscal years (before the extraordinary gain in fiscal 2009), First Financial was in a three year cumulative loss position at September 30, 2011. A cumulative loss position is considered significant negative evidence in assessing the realiz ability of a DTA. Management has concluded that sufficient positive evidence exists to overcome this negative evidence, including the following:

•

Management forecasts sufficient taxable income in the next five years, even under stressed economic scenarios, to realize the DTA in the carryforward periods allowed under the respective federal and state revenue codes.

•

First Financial has both taxable and tax-deductible temporary differences at September 30, 2011that are expected to reverse in the next 5-7 years. Further, the reversal of substantial taxable and tax-deductible temporary differences within the next 5-8 years are expected to closely mirror each other, and should further support the conclusion that the gross deferred tax benefits to be realized will be available to offset significant gross deferred tax liabilities.

•	First Financial has stable levels of core operating noninterest income and noninterest expense.
•

The current federal tax laws provide a twenty year carryforward for any net operating losses not otherwise utilized through a carry back. This carryforward period begins only once the deductions are realized on a tax return. First Financial has no history of tax benefits expiring unused, nor is it projecting any net operating loss carryforwards being generated based on current analysis or future projections.

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

          Management believes that the combination of a strong history of taxable income, the projected current federal income tax receivables, and projected pre-tax income in future years represents positive evidence that the tax benefit will be realized. While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits meets the “more likely than not” standard.

     The Consolidated Financial Statements at September 30, 2011 and 2010 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability include failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Federal’s stock.

NOTE 14. Share-Based Payment Arrangements

     First Financial has two stock option plans from which new options may be granted, the 2005 Performance Equity Plan for Non-Employee Directors and the 2007 Equity Incentive Plan. These plans may issue qualified and non-qualified options, restricted stock awards, and stock appreciation rights to employees and nonemployee directors. First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned. Any option forfeited under the abandoned plans cannot be reissued. At September 30, 2011, 247,691 options remained outstanding under these four abandoned plans.

     Under the 2005 Equity Performance Plan and the 2007 Equity Incentive Plan, the Board of Directors may issue up to 960,000 options, stock appreciation rights, and restricted stock in the aggregate. At September 30, 2011, First Financial had 471,875 shares related to options and stock appreciation rights and 225,000 shares related to restricted stock awards available for grants.

     Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

     Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. First Financial recorded a share-based compensation expense of $432 thousand, as compared with a benefit of $(219) thousand and an expense of $524 thousand for fiscal 2010 and fiscal 2009, respectively. The net benefit in fiscal 2010 was primarily the result of actual forfeitures exceeding the estimated forfeiture rate. First Financial recognized an income tax benefit of approximately$100 thousand in fiscal 2011 related to share-based compensation, as compared with an income tax expense of less than $100 thousand for fiscal 2010and an income tax benefit of approximately $100 thousand for fiscal 2009.

     Compensation cost is measured using the Black-Scholes option pricing model. The determined cost is recognized on a straight line basis over the requisite service period of the award. The following table presents the assumptions used to determine the fair value of options granted in fiscal 2010. There were no options granted or exercised in fiscal 2011.

Year Ended September 30, 2010

Weighted average fair value of awards issued	$6.67

Assumptions
Expected volatility	65.0% - 66.2%
Weighted-average volatility	65.4%
Expected dividends	1.77%
Expected term (years)	4.75
Risk-free rate	2.2% - 2.7%

A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at September 30, 2009	841,221	26.62
Granted	96,371	13.74
Exercised	(750)	11.72
Forfeited or expired	(215,991)	27.54

Outstanding at September 30, 2010	720,851	24.63
Granted	---
Exercised	---
Forfeited or expired	(219,214)	25.80

Outstanding at September 30, 2011	501,637	24.11	1.94	---

Exercisable at September 30, 2011	403,689	26.03	1.72	---

     Stock options outstanding and exercisable as of September 30, 2011 are as follows.

	Options Outstanding			Options Exercisable

Range of Exercise Prices Low/High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractual Life (in yrs)	Weighted- Average Exercise Price	Number of Option Shares Outstanding	Weighted- Average Exercise Price

$8.90 / $13.63	42,398	3.08	$12.17	13,500	$12.22
$14.00 / $16.88	52,324	3.14	14.54	20,554	15.13
$17.00 / $19.54	68,144	2.22	19.54	42,274	19.54
$20.77 / $23.90	82,653	1.18	23.25	77,834	23.27
$24.26/ $28.50	136,031	1.26	26.49	129,633	26.55
$29.35 / $31.90	7,796	2.19	29.79	7,796	29.79
$32.28 / $38.71	112,291	2.16	33.23	112,098	33.22

	501,637	1.94	$24.11	403,689	$26.03

     As of September 30, 2011, there was $301 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans and at September 30, 2010, there was $883 thousand of total unrecognized compensation costs. That cost was expected to be recognized over a weighted-average period of0.8years at September 30, 2011, and 1.0 year at September 30, 2010. The total original fair value of shares vested during the year ended September 30, 2011, was$678 thousand compared with $912 thousand for the fiscal year ended September 30, 2010.

NOTE 15. Benefit Plans

Sharing Thrift Plan

     First Financial offers a 401(k) Saving Plan (the “Plan”) that permits eligible participants to contribute amounts up the limitations prescribed by law. The Plan provides for First Financial to match employee’s contribution up to 5% of the employee’s salary based on the attainment of certain return on equity goals. The Plan, under an annual election made by First Financial, also provides for a safe harbor contribution of up to 4%. In connection with other cost savings and capital preservation initiatives implemented in January 2009, First Financial suspended its match as of the quarter ended March 31, 2009.

     The Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a profit sharing contribution dependent on the profitability of First Financial. Employees become vested in profit sharing contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of profit sharing contributions made to their accounts to any of the available investment funds. As a result of the cost savings and capital preservation initiatives implemented in fiscal 2009, First Financial did not fund any profit sharing contributions for the fiscal years ended September 30, 2011 or 2010.

Other Postretirement Benefits

          In the past, First Financial sponsored postretirement benefit plans that provided health care, life insurance and other postretirement benefits to retired employees. The health care plans generally include participant contributions, co-insurance provisions, limitations on the obligation and service-related eligibility requirements. These benefits are paid as they are incurred. As it is a defined contribution plan, it is unfunded. Postretirement benefits for employees hired after January 1, 1989 and those electing early retirement or normal retirement after January 1, 1999, were substantially curtailed.

          The following tables set forth the activity of the benefit plan’s projected benefit obligation and plan assets.

	As of September 30,

(in thousands)	2011		2010

Change in benefit obligation
Benefit obligation at October 1,		$1,973		$1,815
Interest cost		84		92
Plan participants’ contribution		104		62
Actuarial loss		473		489
Benefit payments		(270)		(518)
less: Medicare D Subsidy Receivable		36		33

Benefit obligation at September 30,		$2,400		$1,973

Change in plan assets
Fair value of plan assets at October 1,	$	---	$	---
Employer contributions		166		456
Plan participants’ contributions		104		62
Benefit payments		(270)		(518)

Fair value of plan assets at September 30,	$	---	$	---

          The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.30% and 4.45% for the years ended September 30, 2011 and 2010, respectively.

Components of Net Periodic Benefit Expense

          The actuarially estimated net benefit cost includes the following components.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Service cost - benefits earned during the year	$66	$26	$7
Interest cost on projected benefit obligation	84	92	125
Net amortization and deferral of loss	79	79	79

Net pension cost included in employee benefit expense	$229	$197	$211

     First Financial revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Benefit Payments

     Presented below are the estimated future benefit payments as of September 30, 2011:

(in thousands)	Benefit Payments

Fiscal Year
2012	$216
2013	222
2014	224
2015	218
2016	203
2017-2021	926

Total	$2,009

NOTE 16. Commitments and Contingencies

Branch Purchase and Assumption Agreement

     On June 22, 2011, First Financial announced First Federal signed a purchase and assumption agreement with Liberty Savings Bank, FSB (“Liberty”) to acquire the deposits and select loans associated with Liberty’s five bank branches in the Hilton Head, South Carolina market. Based on information available at signing, First Federal expects to acquire approximately $110 million in deposits and $27 million in loans. The transaction is subject to regulatory approval.

Loan commitments

     Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties. Outstanding commitments on loans not yet closed include commitments issued to correspondent lenders and are principally commitments for loans on single-family residential and commercial property. Outstanding undisbursed closed construction loans primarily consists of permanent residential construction and commercial property construction loans.

     The following table presents First Federal’s loan commitments as of September 30, 2011 and 2010, respectively.

	September 30,

(in thousands)	2011	2010

Commitment on loans not yet closed	$54,291	$49,134
Undisbursed closed construction loans	24,759	36,548
Undisbursed other closed loans	16,785	4,653

Standby letters of credit

     Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of September 30, 2011 and 2010, there was no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit was $603 thousand and $1.5 million at September 30, 2011 and September 30, 2010, respectively.

Derivative instruments

     First Federal utilizes derivatives as part of its risk management strategy in conducting its mortgage activities. These instruments may consist of financial forward and future contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. First Federal does not elect hedge accounting treatment for any of its derivative transactions;

consequently, changes in fair value, both gains and losses, of the instrument are recorded in the Consolidated Statements of Operations in mortgage and other loan income.

          Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On September 30, 2011, First Federal had derivative financial instruments outstanding with notional amounts totaling $46.5 million compared to $55.5 million at September 30, 2010. The estimated net fair value of open contracts was a gain of $195 thousand and $221 thousand at September 30, 2011 and 2010, respectively.

          The following table presents First Federal’s obligation under forward commitments, the fair value of those obligations along with the fair value of derivative instruments associated with forward commitments.

	September 30,

(in thousands)	2011	2010

Forward commitments to deliver mortgage loans	$79,917	$84,740
Expected closures of forward commitments	59,698	54,628
Fair value of forward commitments	1,335	751
Off-balance sheet obligation	130,378	107,669
Fair value of the off balance sheet obligation	(31)	680

NOTE 17. Fair Value of Financial Instruments

          Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where there is no active market for a financial instrument, First Financial has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts First Financial could realize in a current market exchange.

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

          The following table presents the carrying value and fair value of the financial instruments.

	As of September 30, 2011		As of September 30, 2010

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$85,937	$85,937	$55,274	$55,274
Securities available for sale	412,108	412,108	407,976	407,976
Securities held to maturity	21,671	24,162	22,529	24,878
Nonmarketable securites - FHLB stock	35,782	35,782	42,867	42,867
Net loans	2,300,947	2,379,886	2,477,477	2,550,329
Loans held for sale	94,872	94,872	28,400	28,400
Other repossessed assets acquired[1]	26,212	26,212	11,940	11,950
FDIC indemnification asset, net	50,465	50,465	67,583	67,583
Residential mortgage servicing rights[1]	10,572	10,572	10,200	10,200
Accrued interest receivable[1]	8,928	8,928	9,765	9,765
Derivative financial instruments[1]	1,816	1,816	2,205	2,205

Liabilities
Deposits	2,302,857	2,318,531	2,415,063	2,436,024
Advances from FHLB	558,000	597,021	508,235	546,056
Long-term debt	47,204	43,356	47,204	40,710
Accrued interest payable[2]	8,369	8,369	11,358	11,358

[1] Included as part of other assets in the Consolidated Balance Sheets as of September 30, 2011 and 2010, respectively.
[2] Included as part of other liabilities in the Consolidated Balance Sheets as of September 30, 2011 and 2010, respectively.

          The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value during fiscal 2010.

Assets Recorded at Fair Value on a Recurring Basis

          The following tables present the financial instruments measured at fair value on a recurring basis.

	As of September 30, 2011

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$1,863	$	---	$1,863
State and municipal obligations		---	481		---	481
Collateralized debt obligations		---	---		3,074	3,074
Mortgage-backed securities		---	80,919		8,038	88,957
Collateralized mortgage obligations		---	63,079		249,434	312,513
Other securities		1,000	1,499		2,721	5,220

Securities available for sale		1,000	147,841		263,267	412,108

Residential mortgage servicing rights		---	---		10,572	10,572
Derivative financial instruments		1,816	---		---	1,816

Total assets at fair value		$2,816	$147,841		$273,839	$424,496

	As of September 30, 2010

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$2,049	$	---	$2,049
State and municipal obligations		---	466		---	466
Collateralized debt obligations		---	---		3,417	3,417
Mortgage-backed securities		---	70,760		12,388	83,148
Collateralized mortgage obligations		---	5,437		306,660	312,097
Other securities		1,000	1,595		4,204	6,799

Securities available for sale		1,000	80,307		326,669	407,976

Residential mortgage servicing rights		---	---		10,200	10,200
Derivative financial instruments		2,205	---		---	2,205

Total assets at fair value		$3,205	$80,307		$336,869	$420,381

     For the year ended September 30, 2011, certain securities classified as Level 3 had $879 thousand in impairment losses which were considered OTTI. Some of the securities are currently paying interest but are not projected to completely repay principal. The anticipated loss of principal is based on cash flow projections which were modeled using a third party program. At September 30, 2011, management reviewed the loss severity and duration of the Level 3 securities and determined it had the ability and intent to hold these securities until the unrealized loss is recovered.

Securities available for sale

     The fair value of securities available for sale that are classified as Level 3 include certain private-label mortgage-backed securities and trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. First Financial’s fair value models incorporate market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security and apply appropriate discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators. To determine the fair value, cash flow models provided by a third-party pricing service are utilized. For trust preferred CDOs, the models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. For private-label CMOs, the pricing model estimates each security’s cash flows and adjusted price based on coupon, constant prepayment rate, default rate, and required yields or spreads. If a security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

Residential mortgage servicing rights

     The estimated fair value of residential MSRs is obtained through an independent third party analysis of future cash flows. The evaluation utilizes assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs are classified as Level 3.

Derivative financial instruments

Fair value of derivative instruments is based on quoted market prices.

Changes in Fair Value Measurement Levels

     The table below includes changes in Level 3fair value measurements based on the hierarchy levels previously discussed. The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology. There were no transfers in or out of the Level 3 category for the year ended September 30, 2011.

	Year Ended September 30, 2011

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance at beginning of period	$326,668	$10,200
Total net gains (losses) for the year included in Income	540	(3,610)
Other comprehensive loss, gross	(4,027)	---
Purchases	15,973	---
Sales [1]	---	---
Servicing assets that resulted from transfers of financial assets	---	3,982
Paydowns	(75,887)	---

Balance at end of period	$263,267	$10,572

[1] Level 3 impaired security with a cost basis of less than $100 thousand was sold during fiscal year 2011 with again in the amount of $1.4 million was recognized in earnings.

Assets Recorded at Fair Value on a Nonrecurring Basis

     The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year to Date Losses

Loans held for sale	$94,872	$	---	$40,785	$54,087	$	---
Impaired loans, net of specific allowance	24,139		---	---	24,139		(2,875)
FDIC indemnification asset, net	50,465		---	---	50,465		---
Other repossessed assets acquired	26,212		---	---	26,212		(3,058)

Total nonrecurring basis measured assets	$195,688	$	---	$40,785	$154,903		$(5,933)

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

Impaired loans, net of specific allowance

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3. Specific reserves for impaired loans were $1.5 million at September 30, 2011.

FDIC indemnification asset, net

     The fair value is determined by the projected cash flows from the FDIC loss-share agreement based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss-share agreement. Cash flows are discounted to reflect the timing and receipt of the loss-sharing reimbursements from the FDIC.

Other repossessed assets acquired

     Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3.

Assets Not Recorded at Fair Value

     Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments that First Financial does not record at fair value, estimates of fair value are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of First Financial’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be sustained by comparison to independent markets, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by First Financial in estimating the fair value of these financial instruments.

Cash and cash equivalents

     For these short-term instruments, the carrying amounts are a reasonable estimate of their fair values.

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

Net loans

     The fair value of net loans is estimated based on discounted cash flows. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. The carrying amount of accrued interest approximates fair value.

Deposits

     The fair value of core deposits, which include checking, savings and money market accounts, are, by definition, equal to the amount payable on demand as of the valuation date (i.e. their carrying amounts). Fair values for time deposits are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of First Financial’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets, and not considered financial instruments. The carrying amount of accrued interest approximates fair value.

Advances from FHLB and Long-term debt

     The fair value of these financial instruments is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.

NOTE 18. Discontinued Operations

     On May 26, 2011, First Financial entered into a definitive agreement with Hub International, LLC. (“Hub”) whereby Hub agreed to acquire all of the stock of First Southeast. On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial will receive no additional consideration from the sale of First Southeast. In addition, effective September

30, 2011, First Financial completed the sale of Kimbrell, its managing general insurance agency subsidiary, to Burns & Wilcox, Ltd., a Kaufman Financial Group company (“Burns& Wilcox”). Burns & Wilcox acquired substantially all of the assets of Kimbrell in exchange for cash. In addition, there is a provision for a potential earn-out payable over two years based on specific annual growth goals.

     First Southeast and Kimbrell had experienced a decline in revenues and returns over the last several years, primarily the result of the recessionary economy and a generally soft insurance market, which negatively impacted insurance premium pricing. In addition, First Financial evaluated its future capital requirements in light of upcoming regulatory capital changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act and determined that re-deploying the capital supporting the insurance agencies to support the banking operations would increase overall value and returns to shareholders.

     Both sales were completed prior to, or effective as of, September 30, 2011. As a result, there were no assets or liabilities for the insurance operations in the Consolidated Balance Sheets as of September 30, 2011. The table below summarizes the assets and liabilities of the insurance operations as of September 30, 2010.

(in thousands)	September 30, 2010

Assets
Cash and due from banks	$375
Interest-bearing deposits with banks	4,899

Total cash and cash equivalents	5,274
Premises and equipment, net	996
Goodwill	27,630
Other intangible assets, net	6,938
Other assets	2,327

Total discontinued assets	$43,165

Liabilities
Other liabilities	5,526

Total discontinued liabilities	$5,526

     The operating results of discontinued operations for the years ended September 30, 2011, 2010, and 2009 were as follows.

	Years Ended September 30,

(in thousands)	2011	2010	2009

Net interest income	$24	$51	$29
Noninterest income
Insurance	17,658	25,301	26,757
Gain on sale of line of business	5,919	---	---
Other	(3)	(12)	6

Total noninterest income	23,574	25,289	26,763

Noninterest expense
Salaries and employee benefits	12,650	15,533	16,061
Occupancy costs	1,842	1,235	1,256
Furniture and equipment	810	1,081	1,133
Professional services	40	42	18
Advertising and marketing	119	169	177
Goodwill impairment	1,871	---	---
Intangible asset amortization	443	631	734
Other expense	2,839	2,549	3,178

Total noninterest expense	20,614	21,240	22,557

Income from discontinued operations before taxes	2,984	4,100	4,235
Income tax expense from discontinued operations	6,549	1,581	1,628

Net (loss) income from discontinued operations	$(3,565)	$2,519	$2,607

The income tax expense in fiscal 2011 includes $4.7 million related to the recognition of deferred tax liabilities due to the sales of

First Southeast and Kimbrell.

NOTE 19. Subsequent Events

     On July 18, 2011, First Financial announced that it reclassified $155.3 million (book value) of certain nonperforming and performing loans to loans held for sale, effective June 30, 2011, and it was pursuing loan sale alternatives. The loans transferred to the bulk sale pool had an aggregate contractual principal balance of $202.2 million at June 30, 2011, and were written-down to an estimated fair value of $60.3 million at that time. From June 30, 2011 to August 31, 2011 (which was the sale cutoff date), the contractual balance of these loans was reduced by $4.3 million through principal paydowns, loans migrating to OREO, and various other resolutions within the asset pool. The net reduction included nineteen loans totaling $4.4 million, which were added as the result of existing relationships to other assets already in the pool.

     On October 26, 2011, First Financial announced it entered into a definitive agreement to sell certain performing loans and classified assets with an aggregate contractual principal balance of $197.9 million in a single transaction to affiliates of Värde Partners, Inc. The transaction, which was structured as a cash settlement, did not require First Financial to provide financing to facilitate the close. The sale was executed on October 27, 2011 and structured with two consecutive closings. The first closing was comprised of 504 assets with an aggregate contractual principal balance of $194.8 million. The second closing occurred on November 18, 2011 and included eight OREO properties with contractual principal balances totaling $3.1 million. That transaction completed the disposition of the loans transferred to the held for sale loan pool at June 30, 2011. First Financial will record a pre-tax gain on this asset sale transaction of approximately $20 million in the first quarter of fiscal 2012.

NOTE 20. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

CONDENSED BALANCE SHEETS
	As of September 30,

(in thousands)	2011	2010

Assets
Cash and cash equivalents	$43,931		$25,374
Securities available for sale, at fair value	27		775
Investment in subsidiaries	270,341		334,443
Other	5,496		3,990

Total assets	$319,795		$364,582

Liabilities and Shareholders’ Equity
Accrued expenses	$4,897	$	---
Long-term debt	46,392		46,392
Shareholders’ equity	268,506		318,190

Total liabilities and shareholders’ equity	$319,795		$364,582

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended September 30,

(in thousands)	2011		2010		2009

Income
Dividend income	$	---	$	---	$2,500
Interest income		179		432	(1)
Other income		276		351	382

Total income		455		783	2,881

Expenses
Interest expense		3,150		3,226	3,455
Salaries and employee benefits		1,624		2,190	2,609
Shareholder relations and other		2,193		1,741	1,251

Total expense		6,967		7,157	7,315

Loss before income taxes and equity in undistributed (losses) earning of subsidiaries		(6,512)		(6,374)	(4,434)
Income tax benefit		(2,142)		(2,538)	(2,527)

Loss before equity in undistributed (losses) earnings of subsidiaries		(4,370)		(3,836)	(1,907)
Equity in undistributed (losses) earnings of subsidiaries		(36,816)		(32,953)	31,227

Net (loss) income		(41,186)		(36,789)	29,320
Preferred stock dividends		3,250		3,252	2,663
Accretion on preferred stock discount		591		556	431

Net (loss) income available to common shareholders		$(45,027)		$(40,597)	$26,226

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2011	2010	2009
Operating Activities
Net (loss) income	$(41,186)	$(36,789)	$29,320
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) of equity in undistributed earnings of subsidiaries	82,575	32,961	(31,227)
Amortization of issuance cost, junior subordinated debt	55	55	55
Recognition of stock based compensation expense	432	(219)	524
Tax benefit resulting from stock options	---	(3)	(11)
Other	3,337	(993)	(1,697)
Net cash provided by (used) operating activities	45,213	(4,988)	(3,036)

Investing Activities
Proceeds from repayment and sales of investments	775	22	2
Equity investments in subsidiaries	(20,875)	(45,594)	(21,000)
Net cash used by investing activities	(20,100)	(45,572)	(20,998)

Financing Activities
Net decrease in other borrowings	---	(28,000)	---
Proceeds from issuance of common stock	---	9,173	60,638
Proceeds from preferred stock	---	---	62,020
Proceeds from stock warrants	---	---	2,980
Proceeds from exercise of stock options	---	19	350
Tax benefit resulting from stock options	---	3	11
Dividends paid on preferred stock	(3,250)	(3,252)	(2,663)
Dividends paid on common stock	(3,306)	(3,304)	(4,732)
Treasury stock purchased	---	---	(176)
Net cash (used in) provided by financing activities	(6,556)	(25,361)	118,428
Net increase (decrease) in cash and cash equivalents	18,557	(75,921)	94,394

Cash and cash equivalents at beginning of period	25,374	101,295	6,901
Cash and cash equivalents at end of period	$43,931	$25,374	$101,295
Supplemental disclosures:
Cash paid during the period for
Interest	$3,150	$3,356	$3,536
Income taxes	715	---	11,654

NOTE 21. Quarterly Results (Unaudited)

     The following table presents summarized quarterly financial data.

2011 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Interest income	$42,072	$40,184	$39,472	$38,556	$160,284
Interest expense	11,824	10,897	10,056	9,492	42,269

Net interest income	30,248	29,287	29,416	29,064	118,015
Provision for loan losses	10,483	12,675	77,803	8,940	109,901
Noninterest income	10,580	11,255	11,422	14,238	47,495
Noninterest expense	28,570	30,145	28,599	29,588	116,902

Income (loss) from continuing operations before income taxes	1,775	(2,278)	(65,564)	4,774	(61,293)
Income tax expense (benefit) from continuing operations	636	(913)	(25,288)	1,893	(23,672)

Net income (loss) from continuing operations	1,139	(1,365)	(40,276)	2,881	(37,621)
Income (loss) from discontinued operations, net of taxes	28	935	(2,724)	(1,804)	(3,565)

Net income (loss)	1,167	(430)	(43,000)	1,077	(41,186)
Preferred stock dividend and accretion	957	959	961	964	3,841

Net income (loss) available to common shareholders	$210	$(1,389)	$(43,961)	$113	$(45,027)

Net income (loss) per common share
Basic	$0.01	$(0.08)	$(2.66)	$0.01	$(2.72)
Diluted	0.01	(0.08)	(2.66)	0.01	(2.72)

2010 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Interest income	$48,088	$45,405	$44,268	$43,108	$180,869
Interest expense	15,081	13,916	13,051	12,274	54,322

Net interest income	33,007	31,489	31,217	30,834	126,547
Provision for loan losses	25,327	45,915	36,373	17,579	125,194
Noninterest income	11,758	8,907	12,440	12,842	45,947
Noninterest expense	27,403	27,993	27,785	29,396	112,577

Loss from continuing operations before income taxes	(7,965)	(33,512)	(20,501)	(3,299)	(65,277)
Income tax benefit from continuing operations	(3,389)	(13,133)	(7,880)	(1,567)	(25,969)

Net loss from continuing operations	(4,576)	(20,379)	(12,621)	(1,732)	(39,308)
Income from discontinued operations, net of taxes	44	1,323	592	560	2,519

Net loss	(4,532)	(19,056)	(12,029)	(1,172)	(36,789)
Preferred stock dividend and accretion	949	951	953	955	3,808

Net loss available to common shareholders	$(5,481)	$(20,007)	$(12,982)	$(2,127)	$(40,597)

Net loss per common share
Basic	$(0.33)	$(1.21)	$(0.79)	$(0.13)	$(2.46)
Diluted	(0.33)	(1.21)	(0.79)	(0.13)	(2.46)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. An evaluation of First Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2011 under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer and several other members of its senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the disclosure controls and procedures were effective in ensuring that the information First Financialis required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

          First Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of September 30, 2011First Financial’s internal controls over financial reporting were effective based on that framework.

          First Financial does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

          Grant Thornton LLP, First Financial’s independent registered public accounting firm, issued a report on the effectiveness of First Financial’s internal control over financial reporting as of September 30, 2011, which is included herein.

          Attestation Report of Independent Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

          (c) Changes in Internal Control over Financial Reporting. There were no changes in First Financial’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          On December 7, 2011, the Listing Qualification department of the NASDAQ Stock Market verbally notified the Company of its determination that one of the director’s on the Company’s Audit Committee was no longer “independent” based on the criteria for independence set forth in Rule 10A-3 of the Exchange Act of 1934, as amended. As a result, the Company was not in compliance with NASDAQ Marketplace Rule 5605(c)(2)(A)(ii). The Company became aware that there may be a potential independence issue during the Company’s annual corporate governance review process and engaged in discussions with NASDAQ beginning on November 30, 2011. The director has resigned from the Audit Committee and the Company believes that it has fully regained compliance with Rule 5605.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by this item appears under the captions “Proposal I—Election of Directors,” “Meetings and Committees of the Board of Directors and Corporate Governance Matters,” and “Executive Officers” in First Financial’s definitive proxy statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”)and is incorporated herein by reference.

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

          Equity Compensation Plan Information

          The following table summarizes share and exercise price information as of September 30, 2011, with respect to compensation plans under which shares of First Financial’s common stock may be issued.

Plan Category	Number of Shares to be Is sued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans[1]

Equity compensation plans approved by security holders	501,637	$24.11	696,875
Equity compensation plans not approved by security holders	-	-	-

Total	501,637	$24.11	696,875

1 Of these remaining shares, 225,000 are available for restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item appears under caption “ProposalI - Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” of the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item appears under the caption “Proposal 4 – Ratification of the Appointment of Independent Registered Public Accounting Firm, – Independent Registered Public Accounting Firm, and – Auditing and Related Fees” of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1

Purchase and Assumption Agreement, dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank (incorporated by reference to First Financial’s Form 8-K filed on April 16 2009).

3.1

First Financial’s Certificate of Incorporation, as amended (incorporated by reference to First Financial’s Form 8-K filed on April 26, 2010, Form 10-Q for December 31, 1993 and Form 10-Q for December 31, 1997, and Form 10-Q for December 31, 2010).

3.2	Certificate of Designation relating to First Financial’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

3.3	First Financial’s Bylaws, as amended (incorporated by reference to First Financial’s Form 10-Q for March 31, 1995 and Forms 8-K filed on October 26, 2007, November 25, 2009, and December 22, 2010).

4.1	Warrant to purchase shares of First Financial’s common stock, dated December 5, 2008 (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

4.2

Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between First Financial and the United States Department of the Treasury (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

10.1	Form of Change in Control between First Financial and R. Wayne Hall, Blaise B. Bettendorf, and C. Alec Elmore (incorporated by reference to First Financial’s Form 8-K filed on October 15, 2010).

10.2

Separation Agreement and General Release Between First Financial Holdings, Inc., First Federal Savings and Loan Association of Charleston and A. Thomas Hood (incorporated by reference to First Financial’s Form 8-K filed on March 1, 2011).

10.3

Stock Purchase Agreement dated as of May 26, 2011 by and between Hub International Midwest Limited and First Financial Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on May 27, 2011).

10.4

Purchase and Assumption Agreement dated as of June 22, 2011 by and between Liberty Savings Bank FSB and First Federal Savings and Loan Association of Charleston (incorporated by reference to First Financial’s Form 8-K filed on June 22, 2011).

10.5

Definitive Agreement dated as of September 30, 2011 by and between Burns W Wilcox, Ltd. and First Financial Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on October 3, 2011).

10.11	1997 Stock Option and Incentive Plan (incorporated by reference to First Financial’s Proxy Statement dated December 23, 1997 for the Annual Meeting of Shareholders’ held on January 28, 1998).

10.16	2001 Stock Option Plan (incorporated by reference to First Financial’s Proxy Statement dated December 22, 2000 for the Annual Meeting of Shareholders’ held on January 31, 2001).

10.17

2004 Outside Directors Stock Options-For-Fees Plan (incorporated by reference to First Financial’s Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders’ held on January 29, 2004).

10.18	2004 Employee Stock Purchase Plan (incorporated by reference to First Financial’s Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders’ held on January 29, 2004).

10.19	2005 Stock Option Plan (incorporated by reference to First Financial’s Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders’ held on January 27, 2005).

10.20

2005 Performance Equity Plan for Non-Employee Directors (incorporated by reference to First Financial’s Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders’ held on January 27, 2005).

10.22	2007 Equity Incentive Plan (incorporated by reference to First Financial’s Proxy Statement dated December 16, 2006 for the Annual Meeting of Shareholders’ held on January 25, 2007).

EXHIBIT INDEX

Exhibit Number	Description

10.23	First Financial’s 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.24	First Financial’s 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.25	First Financial’s 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.26	First Financial’s 2007 Equity Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.27	Form of Compensation Modification Agreement (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

10.28	Performance Incentive Compensation Plan (incorporated by reference to First Financial’s Form 10-Q for March 31, 2010).

21	Subsidiaries of First Financial Holdings, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15

101*

The following material from First Financial’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statements of Changes in Shareholders’ Equity, 4) Consolidated Statements of Cash Flows, and 5) Notes to Consolidated Financial Statements.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: December 13, 2011	/s/ R. Wayne Hall

R. Wayne Hall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Financial Holdings, Inc. and in the capabilities and on the dates indicated.

/s/ R. Wayne Hall	/s/ Blaise B. Bettendorf

R. Wayne Hall	Blaise B. Bettendorf
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
December 13, 2011	December 13, 2011

/s/ Paula Harper Bethea	/s/ Paul G. Campbell

Paula Harper Bethea	Paul G. Campbell
Director	Director
December 13, 2011	December 13, 2011

/s/ Ronnie M. Givens	/s/ Thomas J. Johnson

Ronnie M. Givens	Thomas J. Johnson
Director	Director
December 13, 2011	December 13, 2011

/s/ James L. Rowe	/s/ D. Kent Sharples

James L. Rowe	D. Kent Sharples
Director	Director
December 13, 2011	December 13, 2011

/s/ B. Ed Shelley, Jr.	/s/ Henry M. Swink

B. Ed Shelley, Jr.	Henry M. Swink
Director	Director
December 13, 2011	December 13, 2011

/s/ Hugh L. Willcox, Jr.

Hugh L. Willcox, Jr.
Director
December 13, 2011