Form 10-Q
period 2011-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2012-02-09
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
Or
☑ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from October 1, 2011 to December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012

Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)	December 31, 2010 (Unaudited)

ASSETS
Cash and due from banks	$61,400	$54,307	$48,340
Interest-bearing deposits with banks	15,275	31,630	5,064

Total cash and cash equivalents	76,675	85,937	53,404
Investment securities
Securities available for sale, at fair value	404,550	412,108	372,277
Securities held to maturity, at amortized cost, approximate fair value $23,242, $24,162, and $22,495, respectively	20,486	21,671	21,948
Nonmarketable securities - FHLB stock	32,694	35,782	41,273

Total investment securities	457,730	469,561	435,498
Loans	2,385,457	2,355,280	2,583,367
Less: Allowance for loan losses	53,524	54,333	88,349

Net loans	2,331,933	2,300,947	2,495,018
Loans held for sale	48,303	94,872	28,528
FDIC indemnification asset, net	51,021	50,465	68,326
Premises and equipment, net	79,979	80,477	81,806
Goodwill	—	—	630
Other intangible assets, net	2,401	2,491	2,735
Other assets	98,922	121,560	94,256
Assets of discontinued operations	—	—	41,137

Total assets	$3,146,964	$3,206,310	$3,301,338

LIABILITIES
Deposits
Noninterest-bearing checking	$279,520	$279,152	$222,023
Interest-bearing checking	429,697	440,377	405,727
Savings and money market	522,496	505,059	482,717
Retail time deposits	791,544	824,874	991,253
Wholesale time deposits	215,941	253,395	307,892

Total deposits	2,239,198	2,302,857	2,409,612
Advances from FHLB	561,000	558,000	497,106
Long-term debt	47,204	47,204	47,204
Other liabilities	22,384	29,743	27,183
Liabilities of discontinued operations	—	—	4,911

Total liabilities	2,869,786	2,937,804	2,986,016

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at December 31, 2011, September 30, 2011 and December 31, 2010, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares at December 31, 2011 and September 30, 2011 and 24,000,000 at December 31, 2010, issued 21,465,163 shares at December 31, 2011, September 30, 2011 and December 31, 2010, respectively	215	215	215
Additional paid-in capital	196,002	195,790	195,090
Treasury stock at cost, 4,938,411 shares at December 31, 2011, September 30, 2011 and December 31, 2010, respectively	(103,563)	(103,563)	(103,563)
Retained earnings	187,367	173,587	221,304
Accumulated other comprehensive (loss) income	(2,844)	2,476	2,275

Total shareholders’ equity	277,178	268,506	315,322

Total liabilities and shareholders’ equity	$3,146,964	$3,206,310	$3,301,338

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,

(in thousands, except per share data)	2011	2010

INTEREST INCOME
Interest and fees on loans	$33,460	$36,366
Interest and dividends on investments	3,859	5,023
Other	293	683

Total interest income	37,612	42,072

INTEREST EXPENSE
Interest on deposits	4,554	7,600
Interest on borrowed money	4,159	4,224

Total interest expense	8,713	11,824

NET INTEREST INCOME	28,899	30,248
Provision for loan losses	7,445	10,483

Net interest income after provision for loan losses	21,454	19,765
NONINTEREST INCOME
Service charges and fees on deposit accounts	7,099	6,278
Mortgage and other loan income	2,681	2,642
Trust and plan administration	1,192	1,177
Brokerage fees	532	514
Other	650	503
Gain on sold loan pool, net	20,796	—
Other-than-temporary impairment losses on investment securities	(180)	(534)

Total noninterest income	32,770	10,580

NONINTEREST EXPENSE
Salaries and employee benefits	14,511	15,480
Occupancy costs	2,144	2,058
Furniture and equipment	1,870	1,725
Other real estate expenses, net	1,541	1,127
FDIC insurance and regulatory fees	830	1,180
Professional services	1,019	1,542
Advertising and marketing	792	562
Other loan expense	1,043	902
Intangible asset amortization	90	82
Other expense	5,046	3,912

Total noninterest expense	28,886	28,570

Net Income from continuing operations before taxes	25,338	1,775
Income tax expense from continuing operations	9,766	636

NET INCOME FROM CONTINUING OPERATIONS	15,572	1,139
Income from discontinued operations, net of tax	—	28

NET INCOME	15,572	1,167
Preferred stock dividends	813	813
Accretion on preferred stock discount	153	144

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,606	$210

Net income per common share from continuing operations
Basic	$0.88	$0.01
Diluted	0.88	0.01

Net income per common share from discontinued operations
Basic	$—	$0.00
Diluted	—	0.00

Net income per common share
Basic	$0.88	$0.01
Diluted	0.88	0.01

Average common shares outstanding
Basic	16,527	16,527
Diluted	16,527	16,529

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock At cost	Retained Earnings
(in thousands, except per share data)	Shares	Amount	Shares	Amount					Total

Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	318,190
Net income							1,167		1,167
Other comprehensive income
Unrealized net loss on securities available for sale, net tax benefit of $1,641								(2,575)	(2,575)

Total comprehensive loss									(1,408)
Stock based compensation expense					179				179
Accretion of preferred stock					144		(144)		—
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock							(813)		(813)

Balance at December 31, 2010	65	$1	16,527	$215	$195,090	$(103,563)	$221,304	$2,275	$315,322

Balance at September 30, 2011	65	$1	16,527	$215	$195,790	$(103,563)	$173,587	$2,476	$268,506
Net income							15,572		15,572
Other comprehensive loss
Unrealized net loss on securities available for, net tax benefit of $3,386								(5,320)	(5,320)

Total comprehensive gain									10,252
Stock based compensation expense					59				59
Accretion of preferred stock					153		(153)		—
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock							(813)		(813)

Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31,

(in thousands)	2011	2010

Operating Activities
Net Income	$15,572	$1,167
Less: Income from discontinued operations	—	(28)

Net income from continuing operations	15,572	1,139
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,445	10,483
Depreciation	1,365	1,347
Amortization of intangibles	90	82
Net decrease (increase) in current & deferred income tax	9,620	(1,216)
Amortization of mark-to-market adjustments	(4,483)	(3,020)
Fair value of adjustments on other real estate owned	2,487	1,309
Accretion/amortization of unearned discounts/premiums on investments, net	89	(721)
Other-than-temporary impairment losses	180	534
Loans originated for sale	(117,482)	(110,455)
Proceeds from loans held for sale	111,931	112,365
Gain on sold loan pool, net	(20,796)	—
Gain on sale of loans, net	(1,967)	(2,038)
Gain on sale of other real estate owned, net	(383)	(141)
Recognition of stock-based compensation expense	59	179
Decrease in prepaid FDIC insurance premium	647	950
FDIC reimbursement of covered asset losses	14	—
Other	(5,093)	6,081
Discontinued operations, net	—	1,232

Net cash provided by operating activities	(705)	18,110

Investing Activities
Securities available-for-sale
Proceeds from sales	—	775
Proceeds from maturities, calls and payments	23,945	38,678
Purchases	(25,376)	(7,202)
Proceeds from maturities, calls and payments, securities held to maturity	1,200	—
Redemption FHLB stock, net	3,087	1,595
Increase in loans, net	(34,311)	(39,119)
Proceeds from sale of loans, net	80,064	—
Proceeds from sales of other real estate owned	5,963	2,018
Increase in property and equipment, net	(867)	(747)
Discontinued operations, net	—	(140)

Net cash provided (used) by investing activities	53,705	(4,142)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended December 31,

(in thousands)	2011	2010

Financing Activities
Increase (decrease) in demand and savings deposits, net	7,126	(12,015)
(Decrease) increase in time deposits, net	(70,749)	6,564
Proceeds (repayments) of FHLB advances, net	3,000	(11,000)
Dividends paid on common stock	(826)	(826)
Dividends paid on preferred stock	(813)	(813)

Net cash used by financing activities	(62,262)	(18,090)

Net decrease in cash and cash equivalents	(9,262)	(4,122)

Cash and cash equivalents at beginning of period, continuing operations	85,937	55,274
Cash and cash equivalents at beginning of period, discontinued operations	—	5,274

Cash and cash equivalents at beginning of period	85,937	60,548

Cash and cash equivalents at end of period, continuing operations	76,675	53,404
Cash and cash equivalents at end of period, discontinued operations	—	3,022

Cash and cash equivalents at end of period	$76,675	$56,426

Supplemental disclosures
Cash paid during the period for
Interest	$8,999	$11,907
Income taxes	2,240	—
Loans foreclosed	4,594	10,813
Loans securitized into mortgage-backed securities	96,918	87,075
Unrealized (loss) gain on securities available for sale, net of income tax	(5,320)	(2,575)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2011

NOTE 1. Basis of Presentation and Accounting Policies

          The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution First Federal Savings and Loan Association of Charleston (“First Federal”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

          Certain amounts have been reclassified to conform to the current year presentation. First Financial’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ending September 30, 2011. For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2011 Annual Report on Form 10-K.

          First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at December 31, 2011. The net proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital for First Financial and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders, and consequently First Financial is not exposed to loss related to this VIE.

Transition Report on Form 10-Q

          On December 20, 2011, First Financial’s Board of Directors approved an amendment to Article VIII of First Financial’s bylaws to change First Financial’s fiscal year end from September 30th to December 31st of each year. First Financial believes this change will facilitate comparison of its financial performance with its peers. The change was effective December 31, 2011 and the next fiscal year begIns on January 1, 2012 and will end on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of the change in fiscal year, First Financial is filing this transition report on Form 10-Q covering the transition period from October 1, 2011 to December 31, 2011.

Discontinued Operations

          As a result of First Financial’s sale of its insurance agency subsidiary, First Southeast Insurance Services, Inc., which was completed on June 1, 2011, and its managing general insurance agency subsidiary, Kimbrell Insurance Group, Inc., which was completed on September 30, 2011, the financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this report and, as such, are presented as discontinued operations. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or operating results for any of the prior periods.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) 2011-05.”

          This ASU revises certain paragraphs of ASU 2011-05 to remove disclosures that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to the components of net income and other comprehensive income for all periods presented. This ASU does not affect the requirement to report comprehensive income either in a single continuous financial statement or two separate but consecutive financial statements. This ASU aligns the new disclosure with the implementation date for ASU 2011-05 for interim or annual periods beginning on or after December 15, 2011.

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities..”

          This ASU addresses the differences in reporting between GAAP and International Financial Reporting Standards (“IFRS”) regarding offsetting (netting) assets and liabilities and enhances current disclosures. ASU 2011-11 requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. First Financial does not expect the adoption of ASU 2011-11 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-10, “Property, Plant and Equipment (Topic 360) – Derecognition of in Substance Real Estate – a Scope Clarification”

          This ASU clarifies the scope of current GAAP to resolve the diversity in practice about whether the guidance in Subtopic 306-20 applies to the derecognition of in-substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because of a default by the subsidiary on its nonrecourse debt. ASU 2011-10 emphasizes that the accounting for such transactions is based on their substances rather than their form. ASU 2011-10 is effective for fiscal years and interim periods within those years beginning after June 15, 2012. First Financial does not expect the adoption of ASU 2011-10 to have a material impact on its financial condition or results of operations.

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

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) – Reconsideration of Effective Control of Repurchase Agreements”

          This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criterions applicable to the assessment of effective control are not changed by the amendments in this ASU. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. First Financial does not expect the adoption of ASU 2011-03 to have a material impact on its financial condition or results of operations.

Note 2. Investment Securities

          The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of December 31, 2011				As of September 30, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,790	$33	$—	$1,823	$1,826	$37	$—	$1,863
State and municipal obligations	450	38	—	488	450	31	—	481
Collateralized debt obligations	7,012	—	3,765	3,247	7,127	—	4,053	3,074
Mortgage-backed securities	80,696	3,719	16	84,399	85,306	3,668	17	88,957
Collateralized mortgage obligations	312,124	3,289	6,118	309,295	306,525	8,117	2,129	312,513
Other securities	5,582	56	340	5,298	5,431	70	281	5,220

Total securities available for sale	$407,654	$7,135	$10,239	$404,550	$406,665	$11,923	$6,480	$412,108

Securities held to maturity
State and municipal obligations	$19,978	$2,756	$—	$22,734	$20,863	$2,491	$—	$23,354
Certificates of deposit	508	—	—	508	808	—	—	808

Total securities held to maturity	$20,486	$2,756	$—	$23,242	$21,671	$2,491	$—	$24,162

Nonmarketable securities
FHLB stock	$32,694	$—	$—	$32,694	$35,782	$—	$—	$35,782

          Securities with a fair market value of $237.8 million at December 31, 2011 and $217.2 million at September 30, 2011 were pledged to secure public and certain customer deposits, repurchase agreements, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta. There have been no changes to the list of investment issuers that are in excess of 10% of shareholders’ equity since September 30, 2011

          The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2011

(in thousands)	Amortized Cost	Fair Value

Securities available for sale
Due within one year	$145	$146
Due after one year through five years	1,645	1,677
Due after five years through ten years	1,006	987
Due after ten years	12,038	8,046

	14,834	10,856
Mortgage-backed securities	80,696	84,399
Collateralized mortgage obligations	312,124	309,295

Total	$407,654	$404,550

Securities held to maturity
Due within one year	$408	$408
Due after one year through five years	100	100
Due after five years through ten years	1,518	1,611
Due after ten years	18,460	21,123

Total	$20,486	$23,242

          The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total

December 31, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$260	$47	14	$2,987	$3,718	15	$3,247	$3,765
Mortgage-backed securities	—	—	—	1	577	16	1	577	16
Collateralized mortgage obligations	16	88,673	3,359	14	34,310	2,759	30	122,983	6,118
Other securities	2	1,977	29	1	685	311	3	2,662	340

Total	19	$90,910	$3,435	30	$38,559	$6,804	49	$129,469	$10,239

	Less than 12 Months			12 Months or Longer			Total

September 30, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$256	$50	14	$2,818	$4,003	15	$3,074	$4,053
Mortgage-backed securities	—	—	—	1	581	17	1	581	17
Collateralized mortgage obligations	5	39,299	529	14	37,215	1,600	19	76,514	2,129
Other securities	2	1,930	76	1	790	205	3	2,720	281

Total	8	$41,485	$655	30	$41,404	$5,825	38	$82,889	$6,480

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

          At December 31, 2011, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the three months ended December 31, 2011, a credit-related OTTI of $180 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations. The total carrying value of securities affected by credit-related OTTI represent 5.9% of the carrying value of First Financial’s investment portfolio at December 31, 2011, and therefore have negligible impact on First Financial’s liquidity and capital positions.

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

          The following table provides information regarding the CDO portfolio characteristics and OTTI losses.

Collateralized Debt Obligations at December 31, 2011
(in thousands)

						Three Months Ended December 31, 2011 OTTI[1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other	Total

ALESCO I	Pooled	B-1	$543	$233	$310	$—	$—	$—
ALESCO II	Pooled	B-1	373	286	87	—	—	—
MCAP III	Pooled	B	288	138	150	—	—	—
MCAP IX	Pooled	B-1	306	91	215	—	—	—
MCAP XVIII	Pooled	C-1	179	83	96	—	—	—
PRETZL XI	Pooled	B-1	856	303	553	—	—	—
PRETZL XIII	Pooled	B-1	325	125	200	—	—	—
PRETZL IV	Pooled	MEZ	122	54	68	—	—	—
PRETZL VII	Pooled	MEZ	335	125	210	—	—	—
PRETZL XII	Pooled	B-2	553	307	246	—	—	—
PRETZL XIV	Pooled	B-1	664	281	383	—	—	—
PRETZLVI	Pooled	MEZ	518	405	113	—	—	—
TRPREF II	Pooled	B	664	260	404	26	—	26
USCAP II	Pooled	B-1	979	296	683	—	—	—
USCAP III	Pooled	B-1	307	260	47	—	—	—

TOTAL			$7,012	$3,247	$3,765	$26	$—	$26

		Dollar Basis
				Constant Default Rate
	Lowest Rating		% Deferrals / Defaults[2]			Discount Margin[3]
Name		% Performing		High	Low

ALESCO I	C	64.16%	35.84%	1.55%	0.31%	11.70%
ALESCO II	C	70.75	29.25	1.16	0.25	11.65
MCAP III	CC	70.43	29.57	2.68	0.53	10.50
MCAP IX	D	50.05	49.95	0.92	0.25	16.80
MCAP XVIII	C	62.43	37.57	1.68	0.33	11.05
PRETZL XI	C	68.53	31.47	0.83	0.25	11.60
PRETZL XIII	C	66.36	33.64	0.84	0.25	11.57
PRETZL IV	CC	72.93	27.07	2.66	0.52	11.00
PRETZL VII	C	33.92	66.08	1.97	0.39	16.80
PRETZL XII	C	65.26	34.74	0.93	0.25	11.62
PRETZL XIV	C	63.34	36.66	1.13	0.25	11.57
PRETZLVI	D	26.38	73.62	1.83	0.36	11.00
TRPREF II	C	61.19	38.81	1.98	0.39	11.92
US CAP II	C	78.82	21.18	0.69	0.25	11.65
USCAP III	C	71.51	28.49	0.49	0.25	11.53

Total		64.24%	35.76%

[1]	Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations
[2]	Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3]	Fair market value discount margin to LIBOR

          The estimated fair value of these CDOs continues to be adversely affected by the elevated credit losses within the financial industry caused by the recession, continued uncertain economic conditions, high unemployment rates, and the weak national housing market, all of which have severely impacted the creditworthiness of the underlying issuers. As of December 31, 2011, management does not intend to sell these securities, nor is it more likely than not that First Financial will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

Collateralized Mortgage Obligations

          The CMO portfolio is mainly comprised of private-label, non-agency mortgage-backed securities. To determine the fair value, cash flow models provided by a third-party pricing service are utilized. The models incorporate recent transaction volumes, price quotations and related price variability, available broker information, and market liquidity. As a result, the models estimate each security’s cash flow and adjusted price based on coupon, credit rating, constant prepayment rate, and required yields or spreads. If a private label security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI. See Note 6 to the Consolidated Financial Statements for additional information on fair value.

          The following table presents the investment grades assigned by the rating agencies and OTTI losses for the CMO securities which were in a loss position at December 31, 2011.

(in thousands)	As of December 31, 2011			Three Months Ended December 31, 2011 OTTI[1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion	Other	Total

AAA	2	$8,551	$199	$—	$—	$—
AA	2	14,495	249	—	—	—
A	6	40,250	2,207	—	—	—
BBB	10	20,555	1,584	—	—	—
Below investment grade	10	39,132	1,879	154	—	154

Total	30	$122,983	$6,118	$154	$—	$154

[1]	Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations

          The OTTI in the table above was related to three securities with credit-related deterioration evidenced by the following metrics:

	2004 ARM	2005 Fixed 5	2005 Variable
Description	Senior Support	Year Senior	5 Year Senior

	As of December 31, 2011

Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	38.36%	76.71%	46.46%
Twelve-month average default rate	3.89	1.94	3.02
60 Day or more delinquency rate	28.28	19.23	7.91

	As of September 30, 2011

Credit rating	C	CCC	BBB
Rating agency	Moody’s	Moody’s	Fitch
Twelve-month average loss severity	39.08%	—	28.70%
Twelve-month average default rate	3.08	—	2.83
60 Day or more delinquency rate	28.48	16.49	7.96

           The credit rating displayed in the above table reflects the lowest credit rating by the major rating agencies. As of December 31, 2011, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell these securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

          The following table presents the cumulative credit-related losses recognized in earnings.

	Three Months Ended December 31, 2011				Three Months Ended December 31, 2010

(in thousands)	CDOs	CMOs	Other Securities	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period,	$5,756	$1,355	$1,100	$8,211	$5,133	$1,099	$1,100	7,332
Additions
Credit loss for which no previous OTTI recognized	—	154	—	154	—	—	—	—
Credit loss for which previous OTTI recognized	26	—	—	26	278	256	—	534

Cumulative credit related losses recognized in earnings at end of period,	$5,782	$1,509	$1,100	$8,391	$5,411	$1,355	$1,100	$7,866

NOTE 3. Loans and Other Repossessed Assets Acquired

          The following table presents the loan portfolio by major category.

LOANS (in thousands)	December 31, 2011	September 30, 2011

Residential loans
Residential 1-4 family	$975,405	$909,907
Residential construction	15,117	16,431
Residential land	41,612	40,725

Total residential loans	1,032,134	967,063

Commercial loans
Commercial business	83,814	80,871
Commercial real estate	456,541	471,296
Commercial construction	16,477	15,051
Commercial land	61,238	67,432

Total commercial loans	618,070	634,650

Consumer loans
Home equity	357,270	369,213
Manufactured housing	275,275	276,047
Marine	52,590	55,243
Other consumer	50,118	53,064

Total consumer loans	735,253	753,567

Total loans	2,385,457	2,355,280
Less: Allowance for loan losses	53,524	54,333

Net loans	$2,331,933	$2,300,947

Loans Held For Sale	$48,303	$94,872

          Loans held for sale at September 30, 2011 consisted of $40.8 million of residential mortgage loans to be sold in the secondary market and $54.1 million of performing and classified loans selected for a bulk sale (the “bulk loan sale”), while loans held for sale at December 31, 2011 were solely comprised of residential mortgage loans to be sold in the secondary market. These residential mortgage loans held for sale generally settle in 45 to 60 days. First Federal completed the sale and settlement of the entire bulk loan pool during the December 31, 2011 quarter and recorded a pre-tax gain of $20.8 million ($12.7 million after-tax) in the Statement of Operations as of December 31, 2011.

          The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans
	As of December 31, 2011

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater, Accruing	Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$1,796	$1,190	$4,977	$—	$7,963	$967,442	$975,405
Residential construction	—	—	—	—	—	15,117	15,117
Residential land	511	50	1,448	—	2,009	39,603	41,612

Total residential loans	2,307	1,240	6,425	—	9,972	1,022,162	1,032,134

Commercial loans
Commercial business	676	232	3,665	—	4,573	79,241	83,814
Commercial real estate	2,250	1,264	17,160	—	20,674	435,867	456,541
Commercial construction	—	—	573	—	573	15,904	16,477
Commercial land	743	442	5,232	—	6,417	54,821	61,238

Total commercial loans	3,669	1,938	26,630	—	32,237	585,833	618,070

Consumer loans
Home equity	2,599	1,926	8,192	—	12,717	344,553	357,270
Manufactured housing	2,515	752	3,461	—	6,728	268,547	275,275
Marine	410	187	246	—	843	51,747	52,590
Other consumer	520	311	224	121	1,176	48,942	50,118

Total consumer loans	6,044	3,176	12,123	121	21,464	713,789	735,253

Total loans	$12,020	$6,354	45,178	$121	$63,673	$2,321,784	2,385,457

Total loans excluding covered loans	$11,002	$5,069	$28,389	$121	$44,581	$2,199,490	$2,244,071

[1]	Included in current loans are $2.4 million of performing troubled debt restructurings (“TDRs”), of which $734 thousand are covered.

          The following table summarizes nonperforming assets.

Nonperforming Assets (in thousands)	December 31, 2011	September 30, 2011

Nonaccrual loans	$45,178	$42,000
Loans 90+ days, still accruing	121	171
Restructured loans, still accruing	2,411	734

Total nonperforming loans	47,710	42,905
Nonperforming loans held for sale	39,412
Other repossessed assets acquired	20,487	26,212

Total nonperfoming assets	$68,197	$108,529

Total nonperforming loans excluding nonperforming covered loans	$30,187	$23,926

Total nonperforming assets excluding nonperforming covered assets	$43,124	$80,862

          On April 10, 2009, First Federal entered into a purchase and assumption agreement with the FDIC to acquire certain assets and liabilities of the former Cape Fear Bank (the “Cape Fear Acquisition”). Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the Cape Fear Acquisition. The acquired loan portfolio and other repossessed assets (solely comprised of other real estate owned (“OREO”) are subject to a loss sharing agreement with the FDIC and the table above includes these “covered loans” and “covered OREO.”

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

Impaired Loans

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Quarter to Date Average Balance	Interest Income Recognized Year to Date

December 31, 2011
Residential loans
Residential 1-4 family	$2,366	$1,957	$288	$2,245	$93	$1,637	$10
Residential land	—	—	—	—	—	—	—

Total residential loans	2,366	1,957	288	2,245	93	1,637	10

Commercial loans
Commercial business	4,134	2,143	1,510	3,653	11	3,400	—
Commercial real estate	14,336	8,819	3,453	12,272	967	12,928	10
Commercial construction	311	261	—	261	—	261	—
Commercial land	6,258	2,024	1,704	3,728	327	4,495	—

Total commercial loans	25,039	13,247	6,667	19,914	1,305	21,083	10

Consumer loans
Home equity	4,356	2,978	797	3,775	1	3,017	—
Manufactured housing	155	133	—	133	—	134	—
Marine	—	—	—	—	—	—	—

Total consumer loans	4,511	3,111	797	3,908	1	3,151	—

Total impaired loans	$31,916	$18,315	$7,752	$26,067	$1,399	$25,870	$20

September 30, 2011
Residential loans
Residential 1-4 family	$1,145	$734	$294	$1,028	$101	$1,181	$10
Residential land	—	—	—	—	—	—	—

Total residential loans	1,145	734	294	1,028	101	1,181	10

Commercial loans
Commercial business	3,257	1,400	1,747	3,147	20	3,118	—
Commercial real estate	15,552	8,477	5,106	13,583	1,050	12,965	—
Commercial construction	311	261	—	261	—	856	—
Commercial land	7,950	3,025	2,236	5,261	363	4,809	—

Total commercial loans	27,070	13,163	9,089	22,252	1,433	21,747	—

Consumer loans
Home equity	2,433	2,258	—	2,258	—	2,354	—
Manufactured Housing	156	135	—	135	—	137	—
Marine	—	—	—	—	—	—	—

Total consumer loans	2,589	2,393	—	2,393	—	2,491	—

Total impaired loans	$30,804	$16,290	$9,383	$25,673	$1,534	$25,419	$10

          The total recorded investment in covered impaired loans was $11.6 million as of December 31, 2011. These loans had a specific allowance of less than $100 thousand as of December 31, 2011.

Troubled Debt Restructuring

          First Federal accounts for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. In accordance with GAAP, loans acquired under ASC 310-30 are not considered to be TDRs. The following table provides a summary of TDRs by accruing status. The TDRs on nonaccrual status are included in the nonperforming asset table above.

Troubled Debt Restructurings

	As of December 31, 2011			As of September 30, 2011

(in thousands)	Still Accruing	Nonaccrual	Total	Still Accruing	Nonaccrual	Total

Residential loans
Residential 1-4 family	$734	$1,269	$2,003	$734	$294	$1,028

Commercial loans
Commercial business	700	1,113	1,813	—	1,113	1,113
Commercial real estate	977	5,293	6,270	—	5,000	5,000
Commercial land	—	2,192	2,192	—	1,719	1,719

Total commercial loans	1,677	8,598	10,275	—	7,832	7,832

Consumer loans
Home equity	—	3,775	3,775	—	2,258	2,258
Manufactured housing	—	133	133	—	135	135

Total consumer loans	—	3,908	3,908	—	2,393	2,393

Total loans	$2,411	$13,775	$16,186	$734	$10,519	$11,253

          Once a loan is deemed to be a TDR, it is reviewed for potential impairment in accordance with ASC 310-10-35. The following table provides a summary of the loans that were restructured as TDRs during the three months December 31, 2011 and 2010 and displays the incremental impact to the allowance for loans losses as a result of the modification.

Troubled Debt Restructurings
	Three Months Ended December 31, 2011

		Outstanding Recorded Investment[1]

(dollars in thousands)	# of Loans	Pre-Modification	Post-Modification - By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$953	—	$981	$981	—
Commercial business	1	2,559	—	700	700	—
Commercial real estate	4	3,659	—	1,394	1,394	—
Commercial land	1	2,559	—	510	510	—
Home equity	7	1,918	1,918	—	1,918	—

Total Restructured Loans	14	$11,648	$1,918	$3,585	$5,503	—

	Three Months Ended December 31, 2010

		Outstanding Recorded Investment[1]

(dollars in thousands)	# of Loans	Pre-Modification	Post-Modification - By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	—	—	—	—	—	—
Commercial business	2	642	549	—	549	—
Commercial real estate	5	8,566	1,205	7,279	8,484	295
Commercial land	2	3,429	—	3,099	3,099	—
Home equity	—	—	—	—	—	—

Total Restructured Loans	9	$12,637	$1,754	$10,378	$12,132	$295

[1]	Outstanding recorded investment as defined by ASC 310-35-24, includes the loan balance, accrued interest, loan fees or costs, and unamortized premium or discount.

          The following table provides a summary of the loans that were modified for structure as a TDR during the twelve months ended December 31, 2011 and 2010 and which subsequently defaulted during the three months ended December 31, 2011 and 2010. There was no incremental impact to the allowance for loan losses as a result of the defaults as the defaulted loans were already reviewed for impairment in accordance with ASC 310-10-35. None of the TDRs with rate modifications defaulted during the three month periods presented.

Defaulted TDRs with structure modifications

	For the Three Months Ended December 31,

	2011		2010

(dollars in thousands)	# of loans	Recorded Investment	# of loans	Recorded Investment

Commercial business	—	—	1	2,151
Commercial Real Estate	1	654	3	3,533
Commercial land	—	—	1	2,684

Defaulted TDRs	1	$654	5	$8,368

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

          The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of December 31, 2011

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$64,366	$341,211	$13,767	$27,160	$446,504
Special mention	4,256	44,519	1,414	16,222	66,411
Substandard	13,799	62,033	849	14,214	90,895
Doubtful	53	471	—	—	524

Total	82,474	448,234	16,030	57,596	604,334
Covered ASC 310-30 loans	1,340	8,307	447	3,642	13,736

Total	$83,814	$456,541	$16,477	$61,238	$618,070

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

          For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status, and if a loan was modified from its original contractual terms. In addition, residential and consumer loans that are part of a classified commercial relationship (i.e., the non-commercial loans in that borrower’s relationship) are also rated as classified loans unless the underlying facts support otherwise.

          The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of December 31, 2011

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$967,193	$15,117	$39,701	$1,022,011
Performing classified	578	—	323	901
Nonperforming	7,388	—	1,448	8,836

Total	975,159	15,117	41,472	1,031,748
Covered ASC 310-30 loans	246	—	140	386

Total	$975,405	$15,117	$41,612	$1,032,134

[1]	Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of December 31, 2011

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$347,355	$271,814	$52,344	$49,748	$721,261
Performing classified	1,254	—	—	121	1,375
Nonperforming	8,192	3,461	246	224	12,123

Total	356,801	275,275	52,590	50,093	734,759
Covered ASC 310-30 loans	469	—	—	25	494

Total	$357,270	$275,275	$52,590	$50,118	$735,253

[1]	Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

          An analysis of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Quarter Ended December 31, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

Provision for loan losses	1,875	259	1,136	(271)	(688)	5,129	7,445

Loan charge-offs	(928)	(709)	(1,422)	—	(830)	(5,037)	(8,926)
Recoveries	5	69	5	3	26	565	672

Net charge-offs	(923)	(640)	(1,417)	3	(804)	(4,472)	(8,254)

Balance at end of period	$8,748	$4,104	$11,710	$397	$5,981	$22,580	$53,524

Loans as of December 31, 2011
Individually evaluated for impairment	$2,245	$3,653	$12,272	$261	$3,728	$3,908	$26,067
Collectively evaluated for impairment	1,029,503	78,821	435,962	15,769	53,868	730,851	2,344,774
Covered ASC 310-30 loans	386	1,340	8,307	447	3,642	494	14,616

Total loans	$1,032,134	$83,814	$456,541	$16,477	$61,238	$735,253	$2,385,457

Allowance for Loan Losses
	As of and for the Quarter Ended December 31, 2010

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Provision for loan losses	572	1,654	2,798	417	1,271	3,771	10,483

Loan charge-offs	(1,609)	(369)	(270)	(317)	(2,127)	(5,058)	(9,750)
Recoveries	262	104	33	3	1	342	745

Net charge-offs	(1,347)	(265)	(237)	(314)	(2,126)	(4,716)	(9,005)

Balance at end of period	$9,955	$8,558	$25,159	$1,723	$20,940	$22,014	$88,349

Other Repossessed Assets Acquired

          The following table presents the components of other repossessed assets acquired, which is comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, and is included in other assets on the Consolidated Balance Sheets.

(in thousands)	December 31, 2011	September 30, 2011

Residential real estate	$7,753	$8,122
Commercial real estate	5,382	7,771
Land	5,824	7,092
Held for sale real estate	—	1,908
Consumer-related assets	1,528	1,319

Total other repossessed assets acquired	$20,487	$26,212

          The following table presents the components of other real estate expenses, net.

	Quarter Ended December 31,

(in thousands)	2011	2010

Gains losses on sale of real estate, net	$(384)	$(141)
Fair-value writedown	1,458	840
Expenses, net	514	428
Rental Income	(47)	—

Total other real estate expenses, net	$1,541	$1,127

NOTE 4. FDIC Indemnification Asset

          First Federal has a loss share agreement with the FDIC related to the Cape Fear Acquisition which affords First Federal significant protection regarding certain acquired assets. Under the loss sharing agreement, First Federal shares in the losses on assets covered under the agreement with the FDIC. On losses up to $110.0 million, First Federal assumes the first $32.4 million and the FDIC reimburses First Federal for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at the time of the Cape Fear Acquisition in April 2009.

          The following table presents the change in the FDIC indemnification asset during the current fiscal year.

(in thousands)	Gross Receivable	Discount	Net Receivable

Balance at September 30, 2011	$50,946	$(481)	$50,465
Payments from FDIC for losses on covered assets	(14)	—	(14)
Reimburseable expenses	281	—	281
Discount accretion	—	289	289

Balance at December 31, 2011	$51,213	$(192)	$51,021

          During the three months ended December 31, 2011, First Federal received payments totaling $14 thousand from the FDIC. During January 2012, First Federal received a payment of $1.6 million from the FDIC, which satisfied all claims through September 30, 2011. As of the December 31, 2011 quarterly reporting period, First Federal filed a $3.7 million claim with the FDIC under the terms of the loss share agreement, and payment is expected during the first calendar quarter of 2012.

NOTE 5. Shareholders’ Equity, Accumulated Other Comprehensive Loss, and Earnings Per Share

          The components of accumulated other comprehensive loss, net of tax, are presented below.

		Three Months Ended December 31,

(in thousands)		2011	2010

Balance at beginning of period		$2,476	$4,850
Unrealized losses on securities available for sale		(8,886)	(4,750)
Less:	Reclassification of other-than-temporary loss included in income for the period	180	534
	Tax benefit	3,386	1,641

Total other comprehensive loss		(5,320)	(2,575)

Balance at end of period		$(2,844)	$2,275

          The following table displays the components of the numerators and denominators for the basic and diluted earnings per common share.

	Three Months Ended December 31,

(in thousands, except per share data)	2011	2010

Net income from continuing operations	$15,572	$1,139
Preferred stock dividends	813	813
Accretion on preferred stock discount	153	144

Net income from continuing operations available to common shareholders	14,606	182
Income from discontinued operations, net of tax	—	28

Net income available to common shareholders	$14,606	$210

Weighted average basic shares	16,527	16,527
Effect of dilutive stock options	—	2

Weighted average dilutive shares	16,527	16,529

Net income per common share from continuing operations
Basic	$0.88	$0.01
Diluted	0.88	0.01

Net income per common share from discontinued operations
Basic	$—	$0.00
Diluted	—	0.00

Net income per common share
Basic	$0.88	$0.01
Diluted	0.88	0.01

          As of December 31, 2011 and 2010, there were 646,083 and 924,833 potential additional shares issued through the exercise of stock options and warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

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

          The following table presents the carrying value and fair value of the financial instruments.

	As of December 31, 2011		As of September 30, 2011

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$76,675	$76,675	$85,937	$85,937
Securities available for sale	404,550	404,550	412,108	412,108
Securities held to maturity	20,486	23,242	21,671	24,162
Nonmarketable securites - FHLB stock	32,694	32,694	35,782	35,782
Net loans	2,331,933	2,427,526	2,300,947	2,379,886
Loans held for sale	48,303	48,303	94,872	94,872
Other repossessed assets acquired[1]	20,487	20,487	26,212	26,212
FDIC indemnification asset, net	51,021	51,021	50,465	50,465
Residential mortgage servicing rights[1]	10,663	10,663	10,572	10,572
Accrued interest receivable[1]	6,703	6,703	8,928	8,928
Derivative financial instruments[1]	2,238	2,238	1,816	1,816
Liabilities
Deposits	2,239,198	2,253,138	2,302,857	2,318,531
Advances from FHLB	561,000	598,616	558,000	597,021
Long-term debt	47,204	43,487	47,204	43,356
Accrued interest payable[2]	8,095	8,095	8,369	8,369

[1]	Included as part of Other Assets in the Consolidated Balance Sheets.
[2]	Included as part of Other Liabilities in the Consolidated Balance Sheets.

          The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value since September 30, 2011.

Assets Recorded at Fair Value on a Recurring Basis

          The following tables present the financial instruments measured at fair value on a recurring basis.

	As of December 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Total

Obligations of the U.S. government agencies and corporations	$—	$1,823	$—	$1,823
State and municipal obligations	—	488	—	488
Collateralized debt obligations	—	—	3,247	3,247
Mortgage-backed securities	—	84,399	—	84,399
Collateralized mortgage obligations	—	256,615	52,680	309,295
Other securities	1,000	3,197	1,101	5,298

Securities available for sale	1,000	346,522	57,028	404,550

Residential mortgage servicing rights	—	—	10,663	10,663
Derivative financial instruments	2,238	—	—	2,238

Total assets at fair value	$3,238	$346,522	$67,691	$417,451

	As of September 30, 2011

(in thousands)	Level 1	Level 2	Level 3	Total

Obligations of the U.S. government agencies and corporations	$—	$1,863	$—	$1,863
State and municipal obligations	—	481	—	481
Collateralized debt obligations	—	—	3,074	3,074
Mortgage-backed securities	—	80,919	8,038	88,957
Collateralized mortgage obligations	—	63,079	249,434	312,513
Other securities	1,000	1,499	2,721	5,220

Securities available for sale	1,000	147,841	263,267	412,108

Residential mortgage servicing rights	—	—	10,572	10,572
Derivative financial instruments	1,816	—	—	1,816

Total assets at fair value	$2,816	$147,841	$273,839	$424,496

          For the quarter ended December 31, 2011, certain securities classified as Level 3 had $180 thousand in impairment losses 24 which were considered OTTI. Some of the securities are currently paying interest but are not projected to completely repay principal. The anticipated loss of principal is based on cash flow projections which were modeled using a third party program. At December 31, 2011, management reviewed the loss severity and duration of the Level 3 securities and determined it had the ability and intent to hold these securities until the unrealized loss is recovered.

Securities Available for Sale

          The fair value of securities available for sale that are classified as Level 3 include certain private-label mortgage-backed securities and trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. To determine the fair value, cash flow models provided by a third-party pricing service are utilized. The models incorporate market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security and apply appropriate discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators. For trust preferred CDOs, the models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. For private-label CMOs, the pricing model estimates each security’s cash flows and adjusted price based on coupon, constant prepayment rate, default rate, and required yields or spreads. If a security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

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

Changes in Fair Value Measurement Levels

          First Financial evaluates the holdings within its investment portfolio on a quarterly basis to determine the most appropriate pricing level based on current economic and market conditions and credit trends. Transfers between levels are recorded during the quarter in which the transfer was deemed necessary. During the quarter ended December 31, 2011, First Financial transferred certain mortgage-backed securities and CMOs from Level 3 to Level 2 as the observable market activity increased. There were no gains or losses as a result of the transfers.

          The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.

	Three Months Ended December 31, 2011

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$263,267	$10,572
Total net losses for the year included in Income	(180)	(1,251)
Other comprehensive loss, gross	(8,012)	—
Transfer to level 2	(180,439)	—
Purchases	—	—
Sales	—	—
Servicing assets that resulted from transfers of financial assets	—	1,342
Paydowns	(17,608)	—

Balance, end of period	$57,028	$10,663

Assets Recorded at Fair Value on a Nonrecurring Basis

          The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year to Date Losses

Loans held for sale	$48,303	$—	$48,303	$—	$—
Impaired loans, net of specific allowance	24,668	—	—	24,668	(669)
FDIC indemnification asset, net	51,021	—	—	51,021	—
Other repossessed assets acquired	20,487	—	—	20,487	(845)

Total nonrecurring basis measured assets	$144,479	$—	$48,303	$96,176	$(1,514)

Loans Held for Sale

          Loans held for sale are comprised of residential mortgage loans originated for sale in the secondary market. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring Level 2.

Impaired Loans, net of Specific Allowance

          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3. Specific reserves for impaired loans were $1.4 million at December 30, 2011.

FDIC Indemnification Asset, net

          The fair value is determined by the projected cash flows from the FDIC loss share agreement based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss share agreement. Cash flows are discounted to reflect the timing and receipt of reimbursements from the FDIC.

Other Repossessed Assets Acquired

          Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3.

Assets Not Recorded at Fair Value

          Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments that First Financial does not record at fair value, estimates of fair value are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of First Financial’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be sustained by comparison to independent markets, and may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by First Financial in estimating the fair value of these financial instruments.

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

NOTE 7. Income Tax

          The income tax expense for the three months ended December 31, 2011 was $9.8 million, compared with $636 thousand for the same period of the prior year. The increase was primarily the result of higher pre-tax income in the current quarter. The effective tax rate for the three months ended December 31, 2011 was 38.54%, compared with 35.83% for the same period of the prior year. The increase in the effective tax rate was primarily the result of the proportion of tax-exempt income and other deductions as compared with total pre-tax as the absolute dollar amount of adjustments is essentially unchanged from the same period of the prior year.

          First Financial regularly monitors its deferred tax assets, which totaled $3.2 million at December 31, 2011. First Financial considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available as of December 31, 2011, First Financial concluded that it is more likely than not that it will be able to realize its deferred tax benefits and that a valuation allowance was not needed at December 31, 2011. Refer to Note 10 for discussion of First Federal’s charter conversion and its impact on the deferred tax asset.

NOTE 8. Share-Based Payment Arrangements

          First Financial has two stock option plans from which new awards may be granted. These plans may issue qualified and non-qualified options, restricted stock awards, and stock appreciation rights to employees and nonemployee directors. First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned. Any forfeited or expired option under the abandoned plans cannot be reissued. At December 31, 2011 there were 172,759 options which remained outstanding under the four abandoned plans. Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

          Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. First Financial recorded a share-based compensation expense of $59 thousand and $179 thousand for the three months ended December 31, 2011 and 2010, respectively. First Financial recognized an income tax benefit of less than $100 thousand in each of the three months ended December 31, 2011 and 2010.

          A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2011	501,637	24.11
Granted	—
Exercised	—
Forfeited or expired	(97,250)	25.43

Outstanding at December 31, 2011	404,387	23.80	1.9	$—

Exercisable at December 31, 2011	351,481	25.22	1.8	$—

          As of December 31, 2011, there was $210 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

NOTE 9. Commitments and Contingencies

Branch Purchase and Assumption Agreement

          On June 22, 2011, First Financial announced that First Federal entered into a purchase and assumption agreement ( the “agreement”) with Liberty Savings Bank, FSB (“Liberty”) to acquire the deposits and select loans associated with Liberty’s five bank branches in the Hilton Head, South Carolina market. On December 31, 2011, First Federal and Liberty entered into an amendment to the agreement, which extended the terms of the agreement through April 30, 2012. There were no substantive changes to the agreement in the amendment. Based on information available upon execution of the agreement, First Federal expects to acquire approximately $110 million in deposits and $27 million in loans. The transaction is subject to regulatory approval.

Loan Commitments

          Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties. Outstanding commitments on loans not yet closed include commitments issued to correspondent lenders and are principally commitments for loans on single-family residential and commercial property. Outstanding undisbursed closed construction loans primarily consists of permanent residential construction and commercial property construction loans. Undisbursed other closed loans include commitments on nonmortgage loans.

          The following table presents First Federal’s loan commitments.

(in thousands)	December 31, 2011	September 30, 2011

Commitment on loans not yet closed	$68,929	$54,291
Undisbursed closed construction loans	19,022	24,759
Undisbursed other closed loans	16,123	16,785

Standby Letters of Credit

          Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of December 31, 2011 and September 30, 2011, there was no recorded liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit was $572 thousand and $603 thousand at December 31, 2011 and September 30, 2011, respectively.

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

          Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2011 and September 30, 2011, First Federal had derivative financial instruments outstanding with notional amounts totaling $48.0 million and $46.5 million, respectively. The estimated net fair value of the open contracts related to the MSRs was a gain of $354 thousand and $195 thousand at December 31, 2011, and September 30, 2011, respectively.

          The following table presents First Federal’s mortgage loan pipeline and obligations under forward commitments along with the fair value of those obligations.

(in thousands)	December 31, 2011	September 30, 2011

Mortgage loan pipeline	$85,460	$79,917
Expected pipeline closures	63,945	59,698
Fair value of mortgage loan pipeline	1,104	1,335
Forward commitments	148,902	130,378
Fair value of forward commitments	358	(31)

NOTE 10. Subsequent Event

          On February 3, 2012, First Financial received approval from the Board of Governors of the Federal Reserve (the “Federal Reserve”) to convert from a savings and loan holding company to a bank holding company and First Federal received approval to become a member of the Federal Reserve System. Previously, in July 2011, First Federal had received conditional approval from the State of South Carolina to convert from a federal savings and loan association to a state-chartered commercial bank (subject to the bank holding company’s approval from the Federal Reserve). Completion of the conversion is expected to occur no later than February 29, 2012. Once First Federal converts to a state-chartered commercial bank, the South

Carolina income tax laws will change for First Federal. As a result, approximately $2.2 million of state net operating loss carryforwards included in the deferred tax asset balance at December 31, 2011 will be written off during the three months ended March 31, 2012 as not realizable given the change in tax law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data
	Three Months Ended

(dollars in thousands, except share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Summary of Operations
Interest income	$37,612	$38,556	$39,472	$40,184	$42,072
Interest expense	8,713	9,492	10,056	10,897	11,824

Net interest income	28,899	29,064	29,416	29,287	30,248
Provision for loan losses	7,445	8,940	77,803	12,675	10,483

Net interest income (loss) after provision for loan losses	21,454	20,124	(48,387)	16,612	19,765
Noninterest income	32,770	14,238	11,422	11,255	10,580
Noninterest expense	28,886	29,588	28,599	30,145	28,570

Income (loss) from continuing operations before taxes	25,338	4,774	(65,564)	(2,278)	1,775
Income tax expense (benefit) from continuing operations	9,766	1,893	(25,288)	(913)	636

Net income (loss) from continuing operations	15,572	2,881	(40,276)	(1,365)	1,139
(Loss) income from discontinued operations	—	(1,804)	(2,724)	935	28

Net income (loss)	15,572	1,077	(43,000)	(430)	1,167
Preferred stock dividends	813	813	812	812	813
Accretion on preferred stock	153	151	149	147	144

Net income (loss) available to common shareholders	$14,606	$113	$(43,961)	$(1,389)	$210

Per Common Share Data
Net income (loss) per common share from continuing operations
Basic	$0.88	$0.12	$(2.50)	$(0.14)	$0.01
Diluted	0.88	0.12	(2.50)	(0.14)	0.01
Net (loss) income per common share from discontinued operations
Basic	$—	$(0.11)	$(0.16)	$0.06	$0.00
Diluted	—	(0.11)	(0.16)	0.06	0.00
Net income (loss) per common share
Basic	$0.88	$0.01	$(2.66)	$(0.08)	$0.01
Diluted	0.88	0.01	(2.66)	(0.08)	0.01

Market price, end of period	$8.93	$4.01	$8.97	$11.31	$11.51
Book value per common share	12.84	12.31	12.20	14.92	15.15
Tangible book value per common share (non-GAAP)[1]	12.69	12.16	11.83	12.65	12.86
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, at period end	16,527	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,146,964	$3,206,310	$3,221,544	$3,302,012	$3,301,338
Investment securities	457,730	469,561	478,570	446,464	435,498
Loans	2,385,457	2,355,280	2,372,069	2,559,845	2,583,367
Allowance for loan losses	53,524	54,333	55,491	85,138	88,349
Deposits	2,239,198	2,302,857	2,315,745	2,344,780	2,409,612
Advances from FHLB and long-term debt	608,204	605,204	604,704	608,710	544,310
Shareholders’ equity	277,178	268,506	266,564	311,527	315,322
Balance Sheet Summary, average for the quarter
Assets	$3,153,286	$3,201,416	$3,294,350	$3,310,796	$3,323,825
Investment securities	469,925	468,360	464,277	435,568	452,900
Loans	2,428,743	2,442,071	2,566,827	2,607,161	2,614,918
Allowance for loan losses	54,178	55,503	81,025	88,086	87,605
Deposits	2,272,036	2,302,518	2,360,572	2,397,801	2,424,807
Advances from FHLB and long-term debt	565,114	595,508	593,103	555,630	543,039
Shareholders’ equity	279,066	267,404	302,996	313,663	318,202
Selected Ratios from Continuing Operations
Return on average assets[2]	1.98%	0.36%	(4.89)%	(0.16)%	0.14%
Return on average equity[2]	22.32	4.31	(53.17)	(1.74)	1.43
Net interest margin (FTE)[3]	3.91	3.87	3.83	3.83	3.83
Efficiency ratio (non-GAAP)[1]	70.12	70.90	69.69	76.53	68.81
Selected Ratios from Consolidated Operations
Return on average assets[2]	1.98%	0.13%	(5.22)%	(0.05)%	0.14%
Return on average equity[2]	22.32	1.61	(56.77)	(0.55)	1.47
Capital Ratios
Equity to assets	8.81%	8.37%	8.27%	9.43%	9.55%
Tangible common equity to tangible assets (non-GAAP)[1]	6.67	6.27	6.08	6.40	6.51
Leverage capital ratio[4]	8.92	8.26	7.48	8.58	8.58
Tier 1 risk-based capital ratio[4]	12.35	11.26	10.07	11.51	11.42
Total risk-based capital ratio[4]	13.61	12.53	11.33	12.78	12.69

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Annualized percentages
[3]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
[4]	These ratios are calculated for First Federal.

Five Quarter Summary of Selected Financial Data (continued)
	Three Months Ended

(dollars in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Asset Quality Metrics
Allowance for loan losses as a percent of loans	2.24%	2.31%	2.34%	3.33%	3.42%
Allowance for loan losses as a percent of nonperforming loans	112.19	126.64	130.36	54.48	56.41
Nonperforming loans as a percent of loans	2.00	1.82	1.79	6.10	6.06
Nonperforming assets as a percent of loans and other repossessed assets acquired[1]	2.83	4.48	4.63	7.05	6.77
Nonperforming assets as a percent of total assets	2.17	3.38	3.51	5.52	5.34
Net loans charged-off as a percent of average loans[2]	1.39	1.71	16.87	2.45	1.39
Net loans charged-off	$8,254	$10,098	$107,450	$15,886	$9,005
Asset Quality Metrics excluding Nonperforming Loans Held For Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of loans and other repossessed assets acquired	2.83%	2.82%	2.93%	7.05%	6.77%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	2.17	2.10	2.18	5.52	5.34
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of non-covered loans	2.39%	2.47%	2.51%	3.57%	3.68%
Allowance for loan losses as a percent of non-covered nonperforming loans	177.35	227.09	216.35	60.79	61.83
Nonperforming loans as a percent of non-covered loans	1.34	1.09	1.16	5.87	5.95
Nonperforming assets as a percent of non-covered loans and other repossessed assets acquired[1]	1.88	3.58	3.91	6.65	6.46
Nonperforming assets as a percent of total assets	1.35	2.52	2.76	4.84	4.72
Asset Quality Metrics Excluding Covered Loans and Nonperforming Loans Held for Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of non-covered loans and other repossessed assets acquired	1.88%	1.79%	2.07%	6.65%	6.46%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	1.35	1.23	1.43	4.84	4.72

[1]	Nonperforming loans held for sale in the amount of $39,412 and $42,656 thousand is included in loans at September 30, 2011 and June 30, 2011.
[2]	Annualized percentage

          The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including its depository institution, First Federal Savings and Loan Association of Charleston (“First Federal”) with regard to their financial condition and results of operations for the three months ended December 31, 2011. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

          All of First Financial’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s website, www.firstfinancialholdings.com. The information on the website does not constitute a part of this report and is not incorporated herein by reference. First Financial’s filings are also available through the SEC’s website at www.sec.gov.

Transition Report on Form 10-Q

          On December 20, 2011, First Financial’s Board of Directors approved an amendment to Article VIII of First Financial’s bylaws to change First Financial’s fiscal year end from September 30th to December 31st of each year. First Financial believes this change will facilitate comparison of its financial performance with its peers. The change was effective December 31, 2011 and the next fiscal year begins on January 1, 2012 and will end on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of the change in fiscal year, First Financial is filing this transition report on Form 10-Q covering the transition period from October 1, 2011 to December 31, 2011.

Discontinued Operations

          As a result of First Financial’s sale of its insurance agency subsidiary, First Southeast Insurance Services, Inc., which was completed on June 1, 2011, and its managing general insurance agency subsidiary, Kimbrell Insurance Group, Inc., which was completed on September 30, 2011, the financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this document and, as such, are presented as discontinued

operations. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or operating results for any of the prior periods.

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

•

Repayment of First Financial’s commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

•

First Financial’s allowance for loan losses may not be sufficient to absorb losses in its loan portfolio. Additions to the allowance for loan losses may be required by increasing the provision for loan losses, which would cause net income to decline and could have a negative impact on First Financial’s capital and financial position.

•

The recent negative developments in the financial industry, the domestic and international credit markets, and the economy in general may continue to adversely impact First Financial’s earnings and could increase its credit risk associated with the loan portfolios.

•

First Financial’s business is predominately conducted throughout coastal South Carolina, as well as in the Florence, South Carolina and Wilmington, North Carolina markets; continuation of the economic downturn in First Financial’s primary market area could negatively impact its results of operations and its financial position.

•	First Financial’s net interest income may decline based on the interest rate environment.
•	First Financial may not be able to adequately anticipate and respond to changes in market interest rates.
•	Further economic downturns may adversely affect First Financial’s investment securities portfolio and profitability.
•

If First Financial is unable to continue to attract or retain core deposits, to obtain third party borrowings on favorable terms, or to have access to interbank or other liquidity sources, its cost of funds will increase, adversely affecting its ability to generate funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•

Economic and other circumstances may require First Financial to raise capital at times or in amounts that are unfavorable. If First Financial has to issue shares of stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of common stock and adversely affect the terms on which First Financial may obtain additional capital.

•

First Financial’s participation in the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”) and other government regulations impose restrictions and obligations that limit its ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

•	If First Financial is unable or chooses not to redeem its Series A Preferred Stock within five years from the issuance date, the cost of this capital will increase.
•

First Financial is subject to extensive regulation, which could restrict its activities, have an adverse impact on its operations, and impose financial requirements or limitations on the conduct of its business.

•

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which First Financial is exposed, will result in additional laws and regulations that are expected to increase costs of operations.

•

Competition with other financial institutions may have an adverse effect on First Financial’s ability to retain and grow its client base, which could have a negative effect on financial condition and results of operations.

•	First Financial may be adversely affected by the soundness of other financial institutions.
•	First Financial depends on the accuracy and completeness of information about its clients and counterparties.
•

The accuracy of First Financial’s financial statements and related disclosures could be affected because it is exposed to conditions or assumptions different from the judgments, assumptions, or estimates used in its critical accounting policies.

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

•	Negative public opinion regarding First Financial and the financial institutions industry generally could damage First Financial’s reputation and adversely impact earnings.
•

First Financial is exposed to a possible loss of its senior management team and key employees. If First Financial were to lose key employees, it may experience a disruption in its relationships with certain customers.

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

•	First Financial’s controls and procedures may fail or be circumvented, which could have a material adverse effect on business, results of operations, and financial condition.
•	First Financial’s stock price may be volatile, which could result in losses to our investors and litigation against First Financial.
•	Future sales of First Financial’s stock by its shareholders or the perception that those sales could occur may cause its stock price to decline.
•	Anti-takeover provisions could negatively impact First Financial shareholders.

          These factors also include risks and uncertainties detailed from time to time in First Financial’s other filings with the SEC, such as the risk factors listed in “Item 1A. Risk Factors,” of First Financial’s 2011 Annual Report on Form 10-K and subsequent Forms 10-Q (including this Form 10-Q). Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition. There can be no assurance that future results will meet expectations. While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. First Financial does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Critical Accounting Policies

          First Financial’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, fair value measurements, and income taxes. First Financial believes that these estimates and the related accounting policies are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2011 Annual Report on Form 10-K, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies” in First Financial’s 2011 Annual Report on Form 10-K. For additional information regarding updates, see Note 1 to the Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures

          In addition to results presented in accordance with U.S. GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, tangible common book value, and pre-tax pre-provision earnings. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, First Financial has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although First Financial believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures. Investors should consider First Financial’s performance and financial condition as reported under GAAP and all other relevant information when assessing First Financial’s performance or financial condition.

          The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) needed to cover noninterest expenses. In accordance with industry standards, First Financial believes that presenting net interest margin on a taxable equivalent basis, using a 35% effective federal tax rate, allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

          First Financial believes that the exclusion of goodwill and other intangible assets facilitates the comparison of results for ongoing business operations. The tangible common equity (“TCE”) ratio and tangible common book value (“TBV”) have become a focus of some investors, analysts and banking regulators. Management believes these measures may assist in analyzing First Financial’s capital position absent the effects of intangible assets and preferred stock. Because TCE and TBV are not formally defined by GAAP or codified in the federal banking regulations, these measures are considered to be non-GAAP financial measures. However, analysts and banking regulators may assess First Financial’s capital adequacy using TCE or TBV and, therefore, management believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis.

          First Financial believes that pre-tax pre-provision earnings are a useful measure in assessing its core operating performance, particularly during times of economic stress. This measurement, as defined by management, represents total revenue (net interest income plus noninterest income) less noninterest expense. As recent results for the banking industry demonstrate, credit writedowns, loan charge-offs, and related provisions for loan losses can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability important to investors.

          The following table presents the calculation of these non-GAAP measures for the past five quarters.

FIRST FINANCIAL HOLDINGS, INC.
Non-GAAP Reconciliation (Unaudited)	For the Quarters Ended

(in thousands, except share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Efficiency Ratio from Continuing Operations
Net interest income (A)	$28,899	$29,064	$29,416	$29,287	$30,248
Taxable equivalent adjustment (B)	145	159	144	144	157
Noninterest income (C)	32,770	14,238	11,422	11,255	10,580
Gains on sold loan pool, net (D)	20,796	1,900	—	—	—
Net securities gains (losses) (E)	(180)	(169)	(54)	1,297	(534)
Noninterest expense (F)	28,886	29,588	28,599	30,145	28,570
Efficiency Ratio: F/(A+B+C-D-E) (non-GAAP)	70.12%	70.90%	69.69%	76.53%	68.81%

Tangible Assets and Tangible Common Equity
Total assets	$3,146,964	$3,206,310	$3,221,544	$3,302,012	$3,301,338
Goodwill[1]	—	—	(3,250)	(28,260)	(28,260)
Other intangible assets, net[2]	(2,401)	(2,491)	(2,776)	(9,278)	(9,515)

Tangible assets (non-GAAP)	$3,144,563	$3,203,819	$3,215,518	$3,264,474	$3,263,563

Total shareholders’ equity	$277,178	$268,506	$266,564	$311,527	$315,322
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill[1]	—	—	(3,250)	(28,260)	(28,260)
Other intangible assets, net[2]	(2,401)	(2,491)	(2,776)	(9,278)	(9,515)

Tangible common equity (non-GAAP)	$209,777	$201,015	$195,538	$208,989	$212,547

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.67%	6.27%	6.08%	6.40%	6.51%
Tangible common book value per share (non-GAAP)	$12.69	$12.16	$11.83	$12.65	$12.86

Pre-tax Pre-provision Earnings from Continuing Operations
Income (loss) before income taxes	$25,338	$4,774	$(65,564)	$(2,278)	$1,775
Provision for loan losses	7,445	8,940	77,803	12,675	10,483

Pre-tax pre-provision earnings (non-GAAP)	$32,783	$13,714	$12,239	$10,397	$12,258

[1]

Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodwill for Discontinued Operations of $3,250 for the quarter ended June 30, 2011 and $27,630 for the quarters ended March 31, 2011, December 31, 2010, respectively.

2

Intangible assets represents intangible assets for Continuing Operations, as shown on the balance sheet, and includes intangible assets for Discontinued Operations of $205, $6,625, and $6,780, for the quarters ended June 30, 2011, March 31, 2011, and December 31, 2010, respectively.

Charter Conversion

          On February 3, 2012, First Financial received approval from the Board of Governors of the Federal Reserve (the “Federal Reserve”) to convert from a savings and loan holding company to a bank holding company and First Federal received approval to become a member of the Federal Reserve System. Previously, in July 2011, First Federal had received conditional approval from the State of South Carolina to convert from a federal savings and loan association to a state-chartered commercial bank (subject to the bank holding company’s approval from the Federal Reserve). Completion of the conversion is expected to occur no later than February 29, 2012. Once First Federal converts to a state-chartered commercial bank, the South Carolina income tax laws will change for First Federal. As a result, approximately $2.2 million of state net operating loss carryforwards included in the deferred tax asset balance at December 31, 2011 will be written off during the three months ended March 31, 2012 as not realizable given the change in tax law.

Results of Operations

          First Financial recorded net income of $15.6 million for the three months ended December 31, 2011, compared with $1.2 million for the three months ended December 31, 2010. The quarter ended December 31, 2011 included a $20.8 million pre-tax gain ($12.7 million after-tax) on the sale of certain performing loans and classified assets with an aggregate principal balance of $197.9 million. The transaction occurred on October 26, 2011 as a bulk sale (the “bulk loan sale”) to affiliates of Värde Partners, Inc. After the effect of the preferred stock dividend and related accretion, First Financial recorded net income available to common shareholders of $14.6 million for the three months ended December 31, 2011, compared with $210 thousand for the three months ended December 31, 2010. Diluted net income per common share from continuing operations was $0.88 for the quarter ended December 31, 2011, compared with $0.01 for the same quarter last year.

Net Interest Income

          The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average	Three Months Ended December 31,
	2011			2010

(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$10,212	$4	0.16%	$11,587	$6	0.21%
Securities available for sale	414,694	3,511	3.39	388,375	4,716	4.82
Securities held to maturity[1]	20,926	266	7.86	22,454	296	8.01
Nonmarketable securities - FHLB stock	34,305	82	0.95	42,071	11	0.09
Loans[2]	2,428,743	33,460	5.48	2,614,918	36,366	5.52
FDIC indemnification asset, net	50,700	289	2.27	67,854	677	3.96

Total earning assets	2,959,580	37,612	5.06%	3,147,259	42,072	5.32%

Nonearning assets
Cash and due from banks	54,365			56,693
Allowance for loan losses	(54,178)			(87,605)
Assets from discontinued operations	—			42,151
Other assets	193,519			165,327

Total assets	$3,153,286			$3,323,825

Interest-bearing liabilities
Deposit accounts
Interest-bearing checking	$427,277	$185	0.17%	$395,997	$454	0.45%
Savings	200,736	88	0.17	168,157	112	0.26
Money market	324,267	317	0.39	338,094	466	0.55
Time deposits	1,040,677	3,964	1.52	1,295,400	6,568	2.01

Total deposits	1,992,957	4,554	0.91%	2,197,647	7,600	1.37%
Advances from FHLB	519,174	3,362	2.58	497,226	3,427	2.73
Long-term debt	45,940	797	6.90	45,813	797	6.90

Total interest-bearing liabilities	2,558,071	8,713	1.35%	2,740,686	11,824	1.71%

Noninterest-bearing liabilities
Noninterest-bearing deposits	279,079			227,160
Liabilities from discontinued operations	—			5,219
Other liabilities	37,070			32,558

Total liabilities	2,874,220			3,005,623
Shareholders’ equity	279,066			318,202

Total liabilities and shareholders’ equity	$3,153,286			$3,323,825

Net interest income/interest spread		$28,899	3.71%		$30,248	3.61%

Contribution of noninterest bearing sources of funds[3]			0.20			0.22

Net interest margin (FTE)[4]			3.91%			3.83%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $145 thousand, and $157 thousand for the three months ended December 31, 2011 and 2010, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.23% and 1.58% for the three months ended December 31, 2011 and 2010, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

          The increase in net interest margin over the same quarter last year was primarily the result of the decrease in the yield on interest-bearing liabilities exceeding the decrease in the yield on earning assets as First Financial continued to grow core deposits, especially noninterest-bearing deposits. The decrease in net interest income from the same quarter last year was primarily the result of a decline in average earning assets due to the bulk loan sale, combined with the decline in net loans due to the generally lower demand from creditworthy borrowers and loan charge-offs.

          Net interest income can be analyzed in terms of the impact of changes in volume as well as changes to interest rates. The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Three Months Ended December 31, 2011 versus 2010 Increase (Decrease) due to

(in thousands)	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$(1)	$(1)	$(2)
Securities available for sale	302	(1,507)	(1,205)
Securities held to maturity	(20)	(10)	(30)
Nonmarketable securities - FHLB stock	(2)	73	71
Loans	(2,568)	(338)	(2,906)
FDIC indemnification asset, net	(144)	(244)	(388)

Total interest income	$(2,433)	$(2,027)	$(4,460)

Interest expense
Interest-bearing deposits
Interest-bearing checking	$23	$(199)	$(176)
Savings and money market	29	(296)	(267)
Time deposits	(1,150)	(1,453)	(2,603)

Total interest-bearing deposits	(1,098)	(1,948)	(3,046)
Advances from FHLB, and long-term debt	149	(214)	(65)

Total interest expense	(949)	(2,162)	(3,111)

Net interest income	$(1,484)	$135	$(1,349)

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

          The decrease in net interest income reflects volume variances that were negative in the aggregate and rate variances that were positive in the aggregate. The negative volume variance was primarily the result of a decline in loan balances, partially offset by a decline in time deposit balances. The decrease in the loan portfolio was primarily the result of the bulk loan sale as well as declines due to generally lower loan demand from creditworthy borrowers and loan payments and paydowns. The decrease in time deposits was primarily the result of an ongoing strategy to reduce maturing high rate retail and wholesale time deposits due to lower funding needs. The positive rate variance was primarily the result of the continued low interest rate environment, as reductions in interest on investments were substantially offset by reductions in deposit interest expense. The decrease in interest on investments was primarily the result of replacing maturing investment securities with new purchases at considerably lower yields. The decrease in interest expense was primarily the result of First Financial’s ongoing strategy to shift funding from maturing high rate deposits to lower cost core deposits, including noninterest bearing deposits.

Provision for Loan Losses

          After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $7.4 million for the quarter ended December 31, 2011, compared with $10.5 million for the same quarter last year. The decrease was primarily the result of lower net charge-offs and lower classified loans at December 31, 2011. See the “Asset Quality” and “Allowance for Loan Losses” sections below for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest Income

	Three Months Ended December 31,		Three Month Change

(in thousands)	2011	2010	$	%

Service charges and fees on deposit accounts	$7,099	$6,278	$821	13.1%
Mortgage and other loan income	2,681	2,642	39	1.5
Trust and plan administration	1,192	1,177	15	1.3
Brokerage fees	532	514	18	3.5
Other	650	503	147	29.2
Gain on sold loan pool, net	20,796	—	20,796	NM
Other-than-temporary impairment losses on investment securities	(180)	(534)	354	(66.3)

Total noninterest income	$32,770	$10,580	$22,190	209.7%

NM - Not meaningful.

          The increase in noninterest income was primarily the result of the $20.8 million pre-tax gain on the bulk loan sale, higher service charges on deposit accounts due to additional transaction-related revenue from increases in both volume and fees, and lower other-than-temporary-impairment (“OTTI”) losses on investment securities recognized in earnings due to some stabilization in the financial markets.

          On June 29, 2011, the Federal Reserve issued a set of rules implementing the Durbin interchange amendment of the Dodd-Frank Act. The final rule caps interchange fees at 21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. Although the rule technically does not apply to financial institutions with less than $10 billion in assets, such as First Federal, there is concern that the price controls may harm the smaller financial institutions due to marketplace pressures to reduce interchange rates. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit card transactions, one that is signature-based and one that is PIN-based. The rules became effective October 1, 2011 for those financial institutions with assets in excess of $10 billion. For the three months ended December 31, 2011, First Federal has not been affected by the implementation of the Durbin interchange amendment. However, there can be no assurance that future results will not be impacted.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest Expense
	Three Months Ended December 31,		Three Month Change

(in thousands)	2011	2010	$	%

Salaries and employee benefits	$14,511	$15,480	$(969)	(6.3)%
Occupancy costs	2,144	2,058	86	4.2
Furniture and equipment	1,870	1,725	145	8.4
Other real estate expenses, net	1,541	1,127	414	36.7
FDIC insurance and regulatory fees	830	1,180	(350)	(29.7)
Professional services	1,019	1,542	(523)	(33.9)
Advertising and marketing	792	562	230	40.9
Other loan expense	1,043	902	141	15.6
Intangible asset amortization	90	82	8	9.8
Other expense	5,046	3,912	1,134	29.0

Total noninterest expense	$28,886	$28,570	$316	1.1%

          While noninterest expense was essentially unchanged, increases in other expense and other real estate expenses, net (“OREO”) were essentially offset by reductions in salaries and employee benefits, professional services, and FDIC insurance and regulatory fees. The increase in other expense was primarily the result of higher processing fees related to a new reward program for deposit customers, higher loss reserves for First Federal’s reinsurance subsidiary, and higher operational losses related to uncollectible foreclosure expenses. The increase in OREO was primarily the result of more valuation adjustments on properties held. The decrease in salaries and employee benefits was primarily the result of lower staff levels due to initiatives implemented during 2011. The reduction in professional services was primarily the result of using external resources to assist in the implementation of several strategic initiatives including loss-sharing management, OREO management, and compensation studies during the December 31, 2010 quarter. The decrease in FDIC insurance and regulatory fees was primarily the result of the new asset-based assessment methodology implemented by the FDIC during 2011.

Income Taxes

          The income tax expense for the three months ended December 31, 2011 was $9.8 million, compared with $636 thousand for the same period of the prior year. The increase was primarily the result of higher pre-tax income in the current quarter. The effective tax rate for the three months ended December 31, 2011 was 38.54%, compared with 35.83% for the same period of the prior year. The increase in the effective tax rate was primarily the result of the proportion of tax-exempt income and other deductions as compared with total pre-tax income as the absolute dollar amount of adjustments is essentially unchanged from the same period of the prior year.

          First Financial regularly monitors its deferred tax assets, which totaled $3.2 million at December 31, 2011. First Financial considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available as of December 31, 2011, First Financial concluded that it is more likely than not that it will be able to realize its deferred tax benefits and that a valuation allowance was not needed at December 31, 2011.

          After First Federal converts to a state-chartered commercial bank in February 2012, approximately $2.2 million of South Carolina state net operating loss carryforwards included in the deferred tax asset balance at December 31, 2011 will be written off as it will no longer be realizable given the change in tax law. As this write-off is considered to be the result of a change in tax status, a valuation allowance was not permitted at December 31, 2011 in accordance with Accounting Standards Codification (“ASC”) 740.

Financial Condition

          Total assets at December 31, 2011 were $3.1 billion, a decrease of $59.3 million or 1.9% from September 30, 2011. The decline was primarily the result of a decrease in loans held for sale due to the bulk loan sale and other assets, partially offset by an increase in portfolio loans.

Cash and Cash Equivalents

          Cash and cash equivalents totaled $76.7 million at December 31, 2011, a decrease of $9.3 million or 10.8% from September 30, 2011. The decrease was the result of normal fluctuations in transaction accounts and a higher volume of cash items in process on the last business day of the September 30, 2011 quarter.

Investment Securities

          Investment securities at December 31, 2011 totaled $457.7 million, a decrease of $11.8 million or 2.5% from September 30, 2011. The decrease was primarily the result of normal cash flows and prepayments received during the quarter, partially offset by investment securities purchased. See Note 2 to the Consolidated Financial Statements for additional information.

Loans

          The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Residential loans
Residential 1-4 family	$975,405	$909,907	$895,650	$916,146	$887,924
Residential construction	15,117	16,431	19,603	20,311	15,639
Residential land	41,612	40,725	42,763	48,955	53,772

Total residential loans	1,032,134	967,063	958,016	985,412	957,335

Commercial loans
Commercial business	83,814	80,871	80,566	91,005	91,129
Commercial real estate	456,541	471,296	482,315	570,300	590,816
Commercial construction	16,477	15,051	16,037	22,269	23,895
Commercial land	61,238	67,432	70,562	119,326	133,899

Total commercial loans	618,070	634,650	649,480	802,900	839,739

Consumer loans
Home equity	357,270	369,213	379,122	387,957	396,010
Manufactured housing	275,275	276,047	274,192	270,694	269,555
Marine	52,590	55,243	57,406	59,428	62,830
Other consumer	50,118	53,064	53,853	53,454	57,898

Total consumer loans	735,253	753,567	764,573	771,533	786,293

Total loans	2,385,457	2,355,280	2,372,069	2,559,845	2,583,367
Less: Allowance for loan losses	53,524	54,333	55,491	85,138	88,349

Net loans	$2,331,933	$2,300,947	$2,316,578	$2,474,707	$2,495,018

Loans Held for Sale	$48,303	$94,872	$84,288	$19,467	$28,528

          Total loans at December 31, 2011 increased $30.2 million or 1.3% over September 30, 2011. The increase was primarily the result of a higher volume of 15-year fixed rate residential loan originations, which were held in the portfolio, partially offset by declines in the commercial and consumer loan portfolios due to continued lower loan demand from creditworthy borrowers, as well as charge-offs, transfers of nonperforming loans to other real estate owned (“OREO”), and paydowns due to normal borrower activity contributed to a reduction in loans. While the total commercial loan portfolio declined, the commercial business portfolio increased 3.6% over September 30, 2011, and this pipeline has displayed recent signs of improvement.

          At December 31, 2011, loans held for sale totaled $48.3 million, a decrease of $46.6 million from September 30, 2011. Loans held for sale at September 30, 2011 consisted of $40.8 million of residential mortgage loans to be sold in the secondary market and $54.1 million loans held in the bulk loan pool for sale, while the December 31, 2011 balance of loans held for sale was solely comprised of residential mortgage loans to be sold in the secondary market. The increase in residential mortgage loans to be sold in the secondary market was primarily the result of higher borrower demand due to recent reductions in market interest rates. These loans generally settle in 45 to 60 days. The decrease in the bulk loan pool, which was established as of June 30, 2011, was the result of the sale and settlement of the entire pool during the December 31, 2011 quarter.

          Included in the portfolio loans table above are loans covered under a loss share agreement with the FDIC (“covered loans”), as discussed in Note 4 to the Consolidated Financial Statements. The following table provides a summary of all the covered loans as well as several credit metrics by loan type.

	As of December 31, 2011			As of September 31, 2011

Loans Covered Under Loss Share Agreement (in thousands)	Loan Outstanding	Covered Delinquent Loans	Covered Nonperforming Loans	Loan Outstanding	Covered Delinquent Loans	Covered Nonperforming Loans

Residential loans
Residential 1-4 family[1]	$2,796	$—	$734	$2,834	$—	$943
Residential land	7,464	53	253	7,743	—	173

Total residential loans	10,260	53	987	10,577	—	1,116

Commercial loans
Commercial business	11,127	148	2,851	12,589	282	3,599
Commercial real estate	77,834	1,149	10,661	85,133	1,581	11,460
Commercial construction	1,036	—	312	1,161	596	—
Commercial land	13,951	274	2,102	16,495	66	2,380

Total commercial loans	103,948	1,571	15,926	115,378	2,525	17,439

Consumer loans
Home equity	25,493	637	506	26,516	151	335
Other consumer	1,685	42	104	1,749	19	89

Total consumer loans	27,178	679	610	28,265	170	424

Total loans	$141,386	$2,303	$17,523	$154,220	$2,695	$18,979

Other repossessed assets acquired	$7,550			$8,688
Criticized loans[2]	6,902			8,166
Classified loans[2]	33,509			34,110

[1]	Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $734 thousand.
[2]	See Note 3 for the regulatory definition of criticized and classified.

Asset Quality

          National credit conditions have contributed to the historical high credit costs realized by the financial industry over the last several years. The markets in which First Financial operates are not immune to these conditions, which have been a factor in the higher levels of nonperforming assets and charge-offs First Financial has reported since fiscal 2009.

Loan Monitoring

          Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses. An element of the credit risk management process is monthly loan reviews to determine risk levels and exposure to loss. The monthly loan review process evaluates all commercial loans greater than $200,000 that are more than 30 days past due and all criticized and classified loans over $500,000. The depth of the review varies by asset type, depending on the nature of those assets and their risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable improvement to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio (as is the case with consumer and residential real estate loans) on the basis of risk indicators such as delinquency or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk. For the larger credits, action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if deterioration in market value is observed.

Delinquent Loans

          The following table presents loans that were past due 30-89 days which were not otherwise on nonaccrual status. The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30. Details of delinquent covered loans are presented in the “Loans Covered under Loss Share Agreement” table in the “Loans” section above.

DELINQUENT LOANS (30-89 days past due) (dollars in thousands)	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010

	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$2,986	0.31%	$1,722	0.19%	$1,404	0.16%	$3,050	0.33%	$6,712	0.76%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	561	1.35	65	0.16	325	0.76	1,398	2.86	432	0.80

Total residential loans	3,547	0.34	1,787	0.18	1,729	0.18	4,448	0.45	7,144	0.75

Commercial loans
Commercial business	908	1.08	868	1.07	2,387	2.96	1,618	1.78	3,476	3.81
Commercial real estate	3,514	0.77	3,394	0.72	2,703	0.56	9,322	1.63	10,600	1.79
Commercial construction	—	—	595	3.95	—	—	—	—	635	2.66
Commercial land	1,185	1.94	537	0.80	821	1.16	4,220	3.54	5,348	3.99

Total commercial loans	5,607	0.91	5,394	0.85	5,911	0.91	15,160	1.89	20,059	2.39

Consumer loans
Home equity	4,525	1.27	3,408	0.92	3,266	0.86	3,550	0.92	4,355	1.10
Manufactured housing	3,267	1.19	2,600	0.94	2,298	0.84	2,491	0.92	4,043	1.50
Marine	597	1.14	980	1.77	264	0.46	296	0.50	707	1.13
Other consumer	831	1.66	629	1.19	589	1.09	592	1.11	905	1.56

Total consumer loans	9,220	1.25	7,617	1.01	6,417	0.84	6,929	0.90	10,010	1.27

Total delinquent loans	$18,374	0.77%	$14,798	0.63%	$14,057	0.59%	$26,537	1.04%	$37,213	1.44%

          Total delinquent loans at December 31, 2011 increased $3.6 million or 24.2% over September 30, 2011. The increases in delinquent residential and consumer loans were primarily the result of several customers with modification requests in process as well as a seasonal increase normally experienced in the fourth calendar quarter of each year.

Nonperforming Assets

          Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to their ability to repay all contractual principal and interest have been classified as impaired under ASC 310-10-35, as discussed further below, and placed on nonaccrual status.

          The following table presents the composition of nonperforming assets. The table includes covered loans which have migrated to nonaccrual status since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30. Loans classified as nonperforming at acquisition are not included below since these loans were adjusted to fair value, which included estimates of credit loss at acquisition date. Details of nonperforming covered loans are presented in the “Loans Covered under Loss Share Agreement” table in the “Loans” section above.

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010

NONPERFORMING ASSETS (dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$4,977	0.51%	$1,595	0.18%	$1,242	0.14%	$23,663	2.58%	$20,371	2.29%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	1,448	3.48	1,140	2.80	451	1.05	3,604	7.36	4,997	9.29

Total residential loans	6,425	0.62	2,735	0.28	1,693	0.18	27,267	2.77	25,368	2.65

Commercial loans
Commercial business	3,665	4.37	4,322	5.34	3,664	4.55	9,151	10.06	9,769	10.72
Commercial real estate	17,160	3.76	18,400	3.90	16,396	3.40	60,256	10.57	57,724	9.77
Commercial construction	573	3.48	266	1.77	1,451	9.05	4,074	18.29	4,484	18.77
Commercial land	5,232	8.54	6,310	9.36	5,411	7.67	40,740	34.14	43,824	32.73

Total commercial loans	26,630	4.31	29,298	4.62	26,922	4.15	114,221	14.23	115,801	13.79

Consumer loans
Home equity	8,192	2.29	6,871	1.86	9,165	2.42	9,379	2.42	9,450	2.39
Manufactured housing	3,461	1.26	2,922	1.06	2,953	1.08	3,517	1.30	3,609	1.34
Marine	246	0.47	47	0.09	94	0.16	42	0.07	67	0.11
Other consumer	224	0.45	127	0.24	129	0.24	181	0.34	555	0.96

Total consumer loans	12,123	1.65	9,967	1.32	12,341	1.61	13,119	1.70	13,681	1.74

Total nonaccrual loans	45,178	1.89	42,000	1.78	40,956	1.73	154,607	6.04	154,850	5.99
Loans 90+ days still accruing	121		171		76		109		204
Restructured Loans, still accruing	2,411		734		1,535		1,550		1,578

Total nonperforming loans	47,710	2.00%	42,905	1.82%	42,567	1.79%	156,266	6.10%	156,632	6.06%
Nonperforming loans held for sale	—		39,412		42,656		—		—
Other repossessed assets acquired	20,487		26,212		27,812		25,986		19,660

Total nonperfoming assets	$68,197		$108,529		$113,035		$182,252		$176,292

          Total nonperforming assets at December 31, 2011 decreased $40.3 million or 37.2% from September 30, 2011. The decrease was primarily the result of the bulk loan sale as well as lower OREO due to property sales exceeding transfers to OREO and lower nonperforming commercial loans due to the resolution of several nonperforming loans. These decreases were partially offset by higher nonperforming residential loans due to six accounts totaling $2.8 million; higher home equity loans related to impaired loans totaling $1.7 million; and additional restructured loans still accruing due to completing customer modification requests.

          First Federal accounts for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. As part of First Federal’s action plan for individual loan relationships, First Federal may restructure loan terms to assist borrowers facing challenges in the current economic environment. See Note 3 to the Consolidated Financial Statements for additional details on TDRs.

          The following table presents net charge-offs by loan category.

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010

NET CHARGE-OFFS (dollars in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Residential loans
Residential 1-4 family	$391	0.16%	$414	0.18%	$12,177	5.28%	$976	0.43%	$612	0.29%
Residential construction	—	—	—	—	—	—	—	—	—	—
Residential land	532	5.31	165	1.58	4,099	34.79	620	4.83	735	5.26

Total residential loans	923	0.37	579	0.24	16,276	6.59	1,596	0.65	1,347	0.59

Commercial loans
Commercial business	640	3.22	136	0.69	6,826	30.60	1,829	8.00	264	1.04
Commercial real estate	1,417	1.22	433	0.36	41,022	29.15	2,195	1.51	237	0.16
Commercial construction	(3)	(0.07)	635	16.12	3,067	53.06	(3)	(0.05)	314	3.93
Commercial land	804	4.94	2,052	12.15	33,995	118.23	4,824	14.94	2,127	5.70

Total commercial loans	2,858	1.83	3,256	2.04	84,910	42.98	8,845	4.28	2,942	1.34

Consumer loans
Home equity	2,955	3.26	4,910	5.28	4,725	4.91	3,368	3.43	2,974	2.97
Manufactured housing	845	1.23	978	1.42	1,049	1.54	1,172	1.74	834	1.25
Marine	142	1.05	158	1.12	44	0.30	258	1.69	184	1.12
Other consumer	531	4.09	217	1.61	446	3.28	647	4.66	724	4.80

Total consumer loans	4,473	2.41	6,263	3.31	6,264	3.26	5,445	2.80	4,716	2.38

Total net charge-offs	$8,254	1.39%	$10,098	1.71%	$107,450	16.87%	$15,886	2.45%	$9,005	1.39%

*Represents an annualized rate

          The decrease in net charge-offs for the quarter ended December 31, 2011 as compared with the prior quarter was the result of the lower risk inherent in the loan portfolio after the bulk loan sale. The increase in commercial real estate charge-offs was primarily the result of the resolution of several nonperforming loans. Net charge-offs for the prior quarter were comprised of $7.9 million of charge-offs related to normal credit practices and $2.2 million of charge-offs on additional loans transferred to loans held for sale, the majority of which were related to existing loans in the pool.

          The following table details classified assets by category.

	December 31, 2011			September 30, 2011

CLASSIFIED ASSETS (dollars in thousands)	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified

Residential loans
Residential 1-4 family	$734	$7,232	$7,966	$944	$2,302	$3,246
Residential land	253	1,518	1,771	173	1,288	1,461

Total residential loans	987	8,750	9,737	1,117	3,590	4,707

Commercial loans
Commercial business	4,386	9,466	13,852	5,121	7,568	12,689
Commercial real estate	22,569	39,936	62,505	23,097	39,643	62,740
Commercial construction	588	261	849	282	1,884	2,166
Commercial land	3,516	10,697	14,213	4,070	11,480	15,550

Total commercial loans	31,059	60,360	91,419	32,570	60,575	93,145

Consumer loans
Home equity	1,359	8,087	9,446	335	6,943	7,278
Manufactured housing	—	3,461	3,461	—	2,922	2,922
Marine	15	231	246	—	47	47
Other consumer	89	256	345	89	209	298

Total consumer loans	1,463	12,035	13,498	424	10,121	10,545

Total classified loans	33,509	81,145	114,654	34,111	74,286	108,397
Loans held for sale	—	—	—	—	50,063	50,063
Other repossessed assets acquired	7,550	12,937	20,487	8,688	17,524	26,212

Total classified assets	$41,059	$94,082	$135,141	$42,799	$141,873	$184,672

Classified assets/First Financial tier 1 capital + ALL[1]		25.15%	36.12%		39.32%	51.18%
Classified assets excluding Loans Held for Sale/First Financial tier 1 capital + ALL[1]		25.15	36.12		24.91	36.77

[1] Denominator is First Financial Tier 1 capital plus Allowance for Loan Losses (“ALL”)

Allowance for Loan Losses

          First Federal maintains an allowance for loan losses (the “allowance”) which is management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is periodically decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. The factors that are considered in determining the level of the allowance include First Federal’s assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing loan monitoring and reviews, impaired loan values and trends, the value of underlying collateral, concentrations of credit, regulatory examination results, and other factors indicative of potential losses remaining in the portfolio.

          A committee consisting of members of lending management, credit risk management, and accounting meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and the Board of Directors on a quarterly basis. Such reviews also assist management in validating the accuracy of the credit risk rating process and establishing the level of the allowance.

          The portfolio evaluation and allowance calculation process segregates the allowance into two components, allocated and unallocated, as appropriate. To arrive at the allocated component of the allowance, First Federal combines estimates of the allowance needed for loans analyzed individually and on a pooled basis. The result of the calculation may determine that there is no unallocated portion. In addition to being used to categorize risk, First Federal’s internal credit risk rating system is used to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

          A primary component of determining appropriate reserve factors in the allowance calculation is the actual loss history tracked by major loan category. First Federal currently estimates the losses inherent in the loan portfolio based on a rolling eighteen month historical loss period to evaluate the allowance. The loss history is reviewed by loan sector along with more recent trends, such as one-year and the most recent quarter historical loss ratios to determine the direction and anticipation of probable future losses. First Federal’s policy is to adjust the loss history with internal and external qualitative factors at each period end, as appropriate, given the facts available at the time. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include:

•	Changes in lending policies and procedures;
•	Changes in regional and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of classified loans;
•	Changes in the quality of First Federal’s loan review system; and
•	Changes in the value of underlying collateral for collateral-dependent loans.

          Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral.

          The following table sets forth the changes in the allowance.

	Three Months Ended

(in thousands)	December 31, 2011	December 31, 2010

Balance, beginning of period	$54,333	$86,871
Provision for loan losses	7,445	10,483

Charge-offs	(8,926)	(9,750)
Recoveries	672	745

Net charge-offs	(8,254)	(9,005)

Balance, end of period	$53,524	$88,349

          The allowance for loan losses was $53.5 million at December 31, 2011 or 2.24% of total loans, compared with $54.3 million or 2.31% of total loans at September 30, 2011 and $88.3 million or 3.42% of total loans at December 31, 2010. The decrease from September 30, 2011 was primarily the result of the improved trends for charge-offs and credit metrics since the bulk loan sale. The decrease from December 31, 2010 was primarily the result of the bulk loan sale and improvement in credit quality measures and loss trends. The allowance for loan losses at December 31, 2011 was 2.39% of non-covered loans, and represented 1.77 times coverage of the non-covered nonperforming loans.

          First Federal believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. Management and the Board of Directors have implemented appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented, and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate. Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date. Further, management believes that the allowance is appropriate under GAAP for all periods presented.

Other Assets

          Other assets totaled $98.9 million at December 31, 2011, a decrease of $22.6 million or 18.6% from September 30, 2011. The decrease was primarily the result of lower levels of OREO properties, current tax adjustments and federal tax refunds received.

Deposits

          Deposits totaled $2.2 billion at December 31, 2011, a decrease of $63.7 million or 2.8% from September 30, 2011. Core deposits, which include checking, savings and money market accounts, totaled $1.2 billion at December 31, 2011, essentially unchanged from September 30, 2011. Time deposits at December 31, 2011 totaled $1.0 billion, a decrease of $70.8 million or 6.6% from September 30, 2011. The decrease was primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits and the ongoing strategic shift from time deposits to core deposits.

Borrowed Funds

          Borrowed funds are comprised of advances from the FHLB and long-term debt. Borrowings totaled $608.2 million at December 31, 2011, essentially unchanged from September 30, 2011.

Capital

          Shareholders’ equity totaled $277.2 million at December 31, 2011, an increase of $8.7 million or 3.2% over September 30, 2011. The increase was primarily the result of recording net income for the three months ended December 31, 2011, partially offset by a reduction in accumulated other comprehensive income due to a change in market value related to recent activity and updated assumptions on the valuation of certain securities. First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as evidenced by the key capital ratios and additional capital information presented in the following table.

	For the Three Months Ended

		December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

First Financial
Equity to assets		8.81%	8.37%	8.27%	9.43%	9.55%
Tangible common equity to tangible assets (non-GAAP)		6.67	6.27	6.08	6.40	6.51
Book value per common share		$12.84	$12.31	$12.20	$14.92	$15.15
Tangible common book value per share (non-GAAP)		12.69	12.16	11.83	12.65	12.86
Dividends paid per common share, authorized		0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)		16,527	16,527	16,527	16,527	16,527

First Federal	Regulatory Minimum for “Well-Capitalized”

Leverage capital ratio	5.00%	8.92%	8.26%	7.48%	8.58%	8.58%
Tier 1 risk-based capital ratio	6.00	12.35	11.26	10.07	11.51	11.42
Total risk-based capital ratio	10.00	13.61	12.53	11.33	12.78	12.69

          As a result of the Dodd-Frank Act, effective July 21, 2011, all savings and loan holding companies, including First Financial, are now regulated by the Federal Reserve. Effective with the March 31, 2012 reporting period, First Financial will be required to report risk-based capital metrics. As a result of First Financial’s conversion to a bank holding company, First Financial will be required to report and meet the minimum capital adequacy guidelines as of March 31, 2012. The minimum ratios for capital adequacy purposes are: Leverage capital ratio of 4%, Tier 1 risk-based capital ratio of 4%, and Total risk-based capital ratio of 8%. Using December 31, 2011 data on a pro forma basis, First Financial would have exceeded each of these ratios as follows: Leverage capital ratio of 10.20%, Tier 1 capital ratio of 14.13%, and Total risk-based capital ratio of 15.39%.

Contractual Obligations and Off-Balance Sheet Arrangements

          Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2011 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business since the most recent fiscal year end, except as indicated below. See Note 9 to the Consolidated Financial Statements for additional information.

          On June 22, 2011, First Financial announced First Federal entered into a purchase and assumption agreement ( the “agreement”) with Liberty Savings Bank, FSB (“Liberty”) to acquire the deposits and select loans associated with Liberty’s five bank branches in the Hilton Head, South Carolina market. On December 31, 2011, First Federal and Liberty entered into an amendment to the agreement, which extended the terms of the agreement through April 30, 2012. There were no substantive changes to the agreement in the amendment. Based on information available upon execution of the agreement, First Federal expects to acquire approximately $110 million in deposits and $27 million in loans. The transaction is subject to regulatory approval.

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

          As of December 31, 2011, First Federal had the capacity to borrow an additional $701.5 million with the FHLB of Atlanta, the Federal Reserve, and through federal funds lines with three unaffiliated banks. None of the federal funds lines had outstanding balances at December 31, 2011.

First Financial Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries. First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, interest on its investment securities and additional borrowings or stock offerings. As of December 31, 2011, First Financial had liquid assets of $39.0 million, compared with $43.9 million at September 30, 2011. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders.

Asset and Liability Management

          First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. First Federal’s market risk arises primarily from interest rate risk inherent in its lending, deposit-gathering, and other funding activities. The structure of its loan, investment, deposit, and borrowing portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in agency securities, agency and private label mortgage-backed securities, asset-backed and collateralized debt securities including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committee. ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

          The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. An objective of First Federal’s Asset/Liability Management policy is to maintain a balanced risk profile so that variations to net interest income stay within policy limits. A sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis. Asset/liability management is the process by which First Federal evaluates and changes, when appropriate, the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates. Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to minimize this vulnerability.

          First Federal’s prepayment risk arises from the loans originated and investment securities purchased in which the underlying assets are real estate secured mortgage loans and may payoff prior to their contractual maturities. Both of these types of assets are subject to principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on similar instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

          First Federal’s ALCO has established policies and monitors results to manage interest rate risk and utilizes measures such as gap analysis, which is a measurement of the differences between interest-sensitive assets and interest-sensitive liabilities repricing for a particular time period and includes loan prepayment assumptions. Particular assets and liabilities, such as adjustable rate mortgages, are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing. Asset/liability modeling is performed to assess varying interest rate and balance sheet mix assumptions. First Federal adjusts its interest rate sensitivity position primarily through decisions on the pricing, maturity, and marketing of particular deposit and loan products and by decisions regarding the structure of maturities of FHLB advances and other borrowings or wholesale funding options.

          Based on gap analysis, rate-sensitive assets repricing within one year exceeded rate-sensitive liabilities repricing within one year by $66.0 million or 2.1% of total assets as of December 31, 2011, compared with rate-sensitive liabilities repricing within one year exceeding rate-sensitive assets repricing within one year by $20.4 million or 0.6% of total assets as of September 30, 2011.

The change reflects a more asset-sensitive position than at September 30, 2011 primarily the result of shortening the maturity profile of assets due to higher loan prepayments. Repricing gap analysis is limited in its ability to measure interest rate sensitivity. The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch. This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the analysis are estimates of prepayments on fixed-rate loans and mortgage-backed securities in a one-year period and expectations that under current interest rates, certain advances of the FHLB of Atlanta will not be called and loans will not reprice due to floors. Also included in the analysis are estimates of core deposit decay rates, based on recent studies and regression analysis of core deposits.

          First Federal is essentially interest rate neutral; however, a positive gap normally indicates that a rise in market rates would have a positive effect on net interest income. The opposite would generally occur when an institution has a negative gap position.

           Net interest income simulations were performed as of December 31, 2011 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 basis points net interest income would be expected to be essentially unchanged from what it would be if rates were to remain at December 31, 2011 levels. If market interest rates were to increase immediately by 200 basis points, net interest income would be expected to decrease by 0.6% from what it would be if rates were to remain at December 31, 2011 levels. The projected decrease is the result of some of the shorter term liabilities repricing immediately while the loans will reprice over a one year period on their contractual repricing dates. Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at December 31, 2011 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 7.2% and increase by 8.2%, respectively, from where it would be if rates were to remain at December 31, 2011 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of First Financial’s 2011 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” of this Form 10-Q.

Item 4. Controls and Procedures

          a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on their evaluation, First Financial’s Chief Executive Officer and its Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of December 31, 2011, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2011, First Financial believes that such litigation will not materially affect First Financial’s consolidated financial position or results of operations.

Item 1A. Risk Factors

          There have been no material changes to the risk factors disclosed in First Financial’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          Not applicable.

Item 5. Other Information

          None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1	First Financial’s Bylaws, as amended (incorporated by reference to First Financial’s Form 8-K filed on December 21, 2011)

10.1

Asset Purchase and Interim Servicing Agreement dated as of October 25, 2011 by and between First Federal Savings and Loan Association of Charleston and Low Country Ventures SC, LLC (incorporated by reference to First Financial’s Form 8-K filed on October 26, 2011)

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101*

The following material from First Financial’s Transition Report on Form 10-Q for the transition period from October 1, 2011 to December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statements of Changes in Shareholders’ Equity, 4) Consolidated Statements of Cash Flows, and 5) Notes to Consolidated Financial Statements

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Transition Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: February 8, 2012	/s/ Blaise B. Bettendorf

Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)