Form 10-Q
period 2012-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2012-05-10
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012

Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011	March 31, 2011

ASSETS
Cash and due from banks	$57,645	$61,400	$59,495
Interest-bearing deposits with banks	5,879	15,275	5,167

Total cash and cash equivalents	63,524	76,675	64,662
Investment securities
Securities available for sale, at fair value	442,531	404,550	383,229
Securities held to maturity, at amortized cost, approximate fair value $22,553, $23,242, and $23,207, respectively	19,835	20,486	21,962
Nonmarketable securities	37,965	32,694	41,273

Total investment securities	500,331	457,730	446,464
Loans	2,355,567	2,385,457	2,559,845
Less: Allowance for loan losses	50,776	53,524	85,138

Net loans	2,304,791	2,331,933	2,474,707
Loans held for sale	52,339	48,303	19,467
FDIC indemnification asset, net	46,272	51,021	61,135
Premises and equipment, net	80,237	79,979	81,251
Goodwill	---	---	630
Other intangible assets, net	2,310	2,401	2,653
Other assets	95,734	98,922	108,891
Assets of discontinued operations	---	---	42,152

Total assets	$3,145,538	$3,146,964	$3,302,012

LIABILITIES
Deposits
Noninterest-bearing checking	$308,007	$279,520	$233,197
Interest-bearing checking	435,063	429,697	437,113
Savings and money market	563,344	522,496	501,924
Retail time deposits	753,481	791,544	893,064
Wholesale time deposits	204,594	215,941	279,482

Total deposits	2,264,489	2,239,198	2,344,780
Advances from FHLB	533,000	561,000	561,506
Long-term debt	47,204	47,204	47,204
Other liabilities	22,802	22,384	30,539
Liabilities of discontinued operations	---	---	6,456

Total liabilities	2,867,495	2,869,786	2,990,485

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at March 31, 2012, December 31, 2011, and March 31, 2011, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares at March 31, 2012, December 31, 2011, and March 31, 2011, issued 21,465,163 shares at March 31, 2012, December 31, 2011 and March 31, 2011, respectively	215	215	215
Additional paid-in capital	196,204	196,002	195,361
Treasury stock at cost, 4,938,411 shares at March 31, 2012, December 31, 2011 and March 31, 2011, respectively	(103,563)	(103,563)	(103,563)
Retained earnings	187,311	187,367	219,088
Accumulated other comprehensive (loss) income	(2,125)	(2,844)	425

Total shareholders’ equity	278,043	277,178	311,527

Total liabilities and shareholders’ equity	$3,145,538	$3,146,964	$3,302,012

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

(in thousands, except per share data)	2012		2011

INTEREST INCOME
Interest and fees on loans		$32,476	$34,844
Interest and dividends on investments		3,867	4,774
Other		16	566

Total interest income		36,359	40,184

INTEREST EXPENSE
Interest on deposits		3,951	6,879
Interest on borrowed money		4,156	4,018

Total interest expense		8,107	10,897

NET INTEREST INCOME		28,252	29,287
Provision for loan losses		6,745	12,675

Net interest income after provision for loan losses		21,507	16,612
NONINTEREST INCOME
Service charges and fees on deposit accounts		7,302	6,381
Mortgage and other loan income		3,435	1,124
Trust and plan administration		1,081	1,112
Brokerage fees		664	666
Other		769	675
Net securities gains		---	1,419
Other-than-temporary impairment losses on investment securities		(69)	(122)

Total noninterest income		13,182	11,255

NONINTEREST EXPENSE
Salaries and employee benefits		15,142	17,396
Occupancy costs		2,267	2,208
Furniture and equipment		1,809	1,825
Other real estate expenses, net		530	(133)
FDIC insurance and regulatory fees		986	1,484
Professional services		1,431	1,326
Advertising and marketing		656	993
Other loan expense		1,351	925
Intangible asset amortization		90	82
Other expense		4,447	4,039

Total noninterest expense		28,709	30,145

Net Income (Loss) from continuing operations before taxes		5,980	(2,278)
Income tax expense (benefit) from continuing operations		4,241	(913)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS		1,739	(1,365)
Income from discontinued operations, net of tax		---	935

NET INCOME (LOSS)		1,739	(430)
Preferred stock dividends		813	812
Accretion on preferred stock discount		156	147

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		$770	$(1,389)

Net income (loss) per common share from continuing operations
Basic		$0.05	$(0.14)
Diluted		0.05	(0.14)
Net income per common share from discontinued operations
Basic	$	---	$0.06
Diluted		---	0.06
Net income (loss) per common share
Basic		$0.05	$(0.08)
Diluted		0.05	(0.08)
Average common shares outstanding
Basic		16,527	16,527
Diluted		16,528	16,527

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

(in thousands)	2012	2011

NET INCOME (LOSS)	$1,739	$(430)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Unrealized gain (loss) on securities available for sale	1,246	(2,906)
Less: Reclassification of other-than-temporary loss included in income for the period	(69)	(122)
Tax (expense) benefit	(458)	1,178

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	719	(1,850)

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,458	$(2,280)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Additional Paid-in Capital	Treasury Stock At cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2010	65	$1	16,527	$215	$195,090	$(103,563)	$221,304	$2,275	$315,322
Net loss							(430)		(430)
Other comprehensive loss, net of tax								(1,850)	(1,850)
Stock based compensation expense					124				124
Accretion of preferred stock					147		(147)		---
Cash dividends
Common stock ($0.05 per share)							(827)		(827)
Preferred stock							(812)		(812)

Balance at March 31, 2011	65	$1	16,527	$215	$195,361	$(103,563)	$219,088	$425	$311,527

Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178
Net income							1,739		1,739
Other comprehensive income, net of tax								719	719
Stock based compensation expense					46				46
Accretion of preferred stock					156		(156)		---
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock							(813)		(813)

Balance at March 31, 2012	65	$1	16,527	$215	$196,204	$(103,563)	$187,311	$(2,125)	$278,043

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Operating Activities
Net Income (loss)	$1,739	$(430)
Less: Income (loss) from discontinued operations	---	935

Net income from continuing operations	1,739	(1,365)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,745	12,675
Depreciation	1,380	1,367
Amortization of intangibles	90	82
Net decrease (increase) in current & deferred income tax	4,510	(3,708)
Mark-to-market adjustments	(5,292)	2,214
Fair value of adjustments on other real estate owned	2,420	(1,774)
Accretion/amortization of unearned discounts/premiums on investments, net	189	(482)
Other-than-temporary impairment losses	69	122
Loans originated for sale	(162,090)	(64,431)
Proceeds from loans held for sale	161,213	74,442
Gain on sale of loans, net	(3,159)	(950)
Gain on sale of other real estate owned, net	(643)	(65)
Recognition of stock-based compensation expense	46	124
Decrease in prepaid FDIC insurance premium	663	1,246
FDIC reimbursement of covered asset losses	5,368	8,378
Other	(369)	1,742
Discontinued operations, net	---	(1,006)

Net cash provided by operating activities	12,879	28,611

Investing Activities
Securities available-for-sale
Proceeds from sales	---	---
Proceeds from maturities, calls and payments	26,009	28,596
Purchases	(63,085)	(42,231)
Proceeds from maturities, calls and payments, securities held to maturity	666	---
Purchases FHLB and Federal Reserve stock, net	(5,271)	---
Decrease (increase) in loans, net	14,969	(2,296)
Proceeds from sales of other real estate owned	6,638	1,990
Increase in property and equipment, net	(1,638)	(799)
Discontinued operations, net	---	(38)

Net cash used by investing activities	(21,712)	(14,778)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2012	2011

Financing Activities
Increase in demand and savings deposits, net	74,701	63,548
Decrease in time deposits, net	(49,380)	(128,381)
(Repayments) proceeds of FHLB advances, net	(28,000)	64,500
Dividends paid on common stock	(826)	(827)
Dividends paid on preferred stock	(813)	(812)

Net cash used by financing activities	(4,318)	(1,972)

Net (decrease) increase in cash and cash equivalents	(13,151)	11,861

Cash and cash equivalents at beginning of period, continuing operations	76,675	53,404
Cash and cash equivalents at beginning of period, discontinued operations	---	3,022

Cash and cash equivalents at beginning of period	76,675	56,426

Cash and cash equivalents at end of period, continuing operations	63,524	64,662
Cash and cash equivalents at end of period, discontinued operations	---	3,625

Cash and cash equivalents at end of period	$63,524	$68,287

Supplemental disclosures
Cash paid during the period for
Interest	$9,017	$13,515
Income taxes	16	3,267
Loans foreclosed	9,480	9,551
Loans securitized into mortgage-backed securities	127,401	59,376
Unrealized gain on securities available for sale, net of tax	719	(1,850)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

NOTE 1. Basis of Presentation and Accounting Policies

          The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

          First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at March 31, 2012. The net proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital for First Financial and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders and, consequently, First Financial is not exposed to loss related to this VIE.

Change in Fiscal Year

          On December 20, 2011, First Financial’s Board of Directors approved an amendment to Article VIII of First Financial’s bylaws to change First Financial’s fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2011 and the current fiscal year began on January 1, 2012 and will end on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of its change in fiscal year, First Financial filed a Transition Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) on February 9, 2012 which covered the transition period from October 1, 2011 to December 31, 2011.

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

Recently Adopted Accounting Pronouncements

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” as amended by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) 2011-05.”

          This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders’ Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. The ASU does not affect the calculation of earnings per share. The adoption of ASU 2011-05 was effective December 15, 2011. First Financial elected to present a separate OCI statement which is located immediately following its Consolidated Statements of Operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

          This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes principles or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The adoption of ASU 2011-04 was effective for reporting periods beginning on or after December 15, 2011 and is included in Note 6 to the Consolidated Financial Statements.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) – Reconsideration of Effective Control of Repurchase Agreements”

          This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criterions applicable to the assessment of effective control are not changed by the amendments in this ASU. The adoption of ASU 2011-03 was effective December 15, 2011 and did not have a material impact on First Financial’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”

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

Note 2. Investment Securities

          The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of March 31, 2012						As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,755		$29	$	---	$1,784	$1,790		$33	$	---	$1,823
State and municipal obligations	450		31		---	481	450		38		---	488
Collateralized debt obligations	6,941		142		3,568	3,515	7,012		---		3,765	3,247
Mortgage-backed securities	139,057		3,825		88	142,794	80,696		3,719		16	84,399
Collateralized mortgage obligations	290,458		2,773		5,434	287,797	312,124		3,289		6,118	309,295
Other securities	5,797		611		248	6,160	5,582		56		340	5,298

Total securities available for sale	$444,458		$7,411		$9,338	$442,531	$407,654		$7,135		$10,239	$404,550

Securities held to maturity
State and municipal obligations	$19,327		$2,718	$	---	$22,045	$19,978		$2,756	$	---	$22,734
Certificates of deposit	508		---		---	508	508		---		---	508

Total securities held to maturity	$19,835		$2,718	$	---	$22,553	$20,486		$2,756	$	---	$23,242

Nonmarketable securities
Federal Home Loan Bank stock	4,211		---		---	4,211	---		---		---	---
Federal Reserve Bank stock	$33,754	$	---	$	---	$33,754	$32,694	$	---	$	---	$32,694

Total nonmarketable securities	$37,965	$	---	$	---	$37,965	$32,694	$	---	$	---	$32,694

          Securities with a fair market value of $277.6 million at March 31, 2012 and $237.8 million at December 31, 2011 were pledged to secure public and certain customer deposits, repurchase agreements, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Reserve Bank of Richmond. During the three months ended March 31, 2012, $37.1 million of mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”) were purchased. As a result of these purchases, the fair value of securities Issued by Fannie Mae totaled $55.9 million as of March 31, 2012, which exceeded 10% of shareholders’ equity.

          The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2012

(in thousands)	Amortized Cost	Fair Value

Securities available for sale
Due within one year	$145	$145
Due after one year through five years	1,610	1,639
Due after five years through ten years	1,005	1,072
Due after ten years	9,840	6,246

	12,600	9,102
Mortgage-backed securities	139,057	142,794
Collateralized mortgage obligations	290,458	287,797
Other securities with no stated maturity	2,343	2,838

Total	$444,458	$442,531

Securities held to maturity
Due within one year	$508	$508
Due after one year through five years	---	---
Due after five years through ten years	1,516	1,594
Due after ten years	17,811	20,451

Total	$19,835	$22,553

          The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total

March 31, 2012 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	---	$ ---	$ ---	14	$2,856	$3,568	14	$2,856	$3,568
Mortgage-backed securities	4	36,588	76	1	575	12	5	37,163	88
Collateralized mortgage obligations	14	80,910	2,530	16	45,385	2,904	30	126,295	5,434
Other securities	1	990	10	1	758	238	2	1,748	248

Total	19	$118,488	$2,616	32	$49,574	$6,722	51	$168,062	$9,338

	Less than 12 Months			12 Months or Longer			Total

December 31, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$260	$47	14	$2,987	$3,718	15	$3,247	$3,765
Mortgage-backed securities	---	---	---	1	577	16	1	577	16
Collateralized mortgage obligations	16	88,673	3,359	14	34,310	2,759	30	122,983	6,118
Other securities	2	1,977	29	1	685	311	3	2,662	340

Total	19	$90,910	$3,435	30	$38,559	$6,804	49	$129,469	$10,239

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

     At March 31, 2012, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the three months ended March 31, 2012, a credit-related OTTI of $69 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations. The total carrying value of securities affected by credit-related OTTI represents 5.2% of the carrying value of First Financial’s investment portfolio at March 31, 2012, which has a negligible impact on First Financial’s liquidity and capital positions.

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

     The following table provides information regarding the CDO portfolio characteristics and OTTI losses.

Collateralized Debt Obligations at March 31, 2012
(in thousands)						Quarter Ended March 31, 2012 OTTI[1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss (Gain)	Credit Portion		Other		Total

ALESCO I	Pooled	B-1	$537	$272	$265	$	---	$	---	$	---
ALESCO II	Pooled	B-1	367	275	92		---		---		---
MCAP III	Pooled	B	288	140	148		---		---		---
MCAP IX	Pooled	B-1	306	118	188		---		---		---
MCAP XVIII	Pooled	C-1	179	94	85		---		---		---
PRETZL XI	Pooled	B-1	856	321	535		---		---		---
PRETZL XIII	Pooled	B-1	325	116	209		---		---		---
PRETZL IV	Pooled	MEZ	121	51	70		---		---		---
PRETZL VII	Pooled	MEZ	332	151	181		---		---		---
PRETZL XII	Pooled	B-2	550	337	213		---		---		---
PRETZL XIV	Pooled	B-1	634	184	450		30		---		30
TRPREF II	Pooled	B	658	260	398		---		---		---
USCAP II	Pooled	B-1	963	298	665		11		---		11
USCAP III	Pooled	B-1	308	239	69		---		---		---

Subtotal - CDOs in a loss position			6,424	2,856	3,568		41		---		41
PRETZLVI	Pooled	MEZ	517	659	(142)		---		---		---

Total CDOs			$6,941	$3,515	$3,426		$41	$	---		$41

		Dollar Basis
Name	Lowest Rating	% Performing	% Deferrals / Defaults[2]	Constant Default Rate		Discount Margin[3]
				High	Low

ALESCO I	C	79.55%	20.45%	1.19%	0.25%	11.70%
ALESCO II	C	78.99	21.01	1.35	0.26	11.65
MCAP III	CC	58.89	41.11	2.59	0.51	10.50
MCAP IX	D	49.32	50.68	0.92	0.25	16.80
MCAP XVIII	C	60.61	39.39	1.00	0.25	11.05
PRETZL XI	C	67.71	32.29	0.92	0.25	11.60
PRETZL XIII	C	62.92	37.08	1.88	0.37	11.57
PRETZL IV	CC	72.93	27.07	2.66	0.52	11.00
PRETZL VII	C	33.65	66.35	1.96	0.39	16.80
PRETZL XII	C	66.09	33.91	0.72	0.25	11.62
PRETZL XIV	C	61.45	38.55	1.01	0.25	11.57
TRPREF II	C	61.19	38.81	2.25	0.44	11.92
US CAP II	C	77.35	22.65	0.79	0.25	11.65
USCAP III	C	72.26	27.74	1.09	0.25	11.53
PRETZLVI	D	26.38	73.62	1.83	0.36	11.00

Total		64.48%	35.52%

[1] Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations
[2] Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3] Fair market value discount margin to LIBOR

     The estimated fair value of these CDOs continues to be adversely affected by the elevated credit losses within the financial industry caused by the recession, continued uncertain economic conditions, high unemployment rates, and the weak national housing market, all of which have severely impacted the creditworthiness of the underlying issuers. As of March 31, 2012, management does not intend to sell these securities, nor is it more likely than not that First Financial will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

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

     The following table presents the investment grades assigned by the rating agencies and OTTI losses for the CMO securities which were in a loss position at March 31, 2012.

(in thousands)	As of March 31, 2012			Quarter Ended March 31, 2012 OTTI[1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion		Other		Total

AAA	3	$24,732	$188	$	---	$	---	$	---
AA	3	17,004	340		---		---		---
A	3	18,393	1,311		---		---		---
BBB	10	19,585	1,610		---		---		---
Below investment grade	11	46,581	1,985		28		---		28

Total	30	$126,295	$5,434		$28	$	---		$28

[1] Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations

The OTTI in the table above was related to two securities with credit-related deterioration evidenced by the following metrics:

Description	2004 ARM Senior Support	2005 Fixed 5 Year Senior

	As of March 31, 2012

Credit rating	C	CC
Rating agency	Moody’s	Standard & Poor’s
Twelve-month average loss severity	36.94%	76.71%
Twelve-month average default rate	6.19	2.09
60 Day or more delinquency rate	24.67	18.29

	As of December 31, 2011

Credit rating	C	CC
Rating agency	Moody’s	Standard & Poor’s
Twelve-month average loss severity	38.36%	76.71%
Twelve-month average default rate	3.89	1.94
60 Day or more delinquency rate	28.28	19.23

     The credit rating displayed in the above table reflects the lowest credit rating by the major rating agencies. As of March 31, 2012, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell these securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

     The following table presents the cumulative credit-related losses recognized in earnings.

	Quarter Ended March 31, 2012				Quarter Ended March 31, 2011

(in thousands)	CDOs	CMOs	Other Securities	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,782	$1,509	$1,100	$8,391	$5,411	$1,355	$1,100	$7,866
Additions
Credit loss for which no previous OTTI recognized	---	---	---	---	---	---	---	---
Credit loss for which previous OTTI recognized	41	28	---	69	122	---	---	122

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,537	$1,100	$8,460	$5,533	$1,355	$1,100	$7,988

NOTE 3. Loans and Other Repossessed Assets Acquired

     The following table presents the loan portfolio by major category.

LOANS (in thousands)	March 31, 2012	December 31, 2011

Residential loans
Residential 1-4 family	$972,881	$975,405
Residential construction	15,501	15,117
Residential land	40,794	41,612

Total residential loans	1,029,176	1,032,134

Commercial loans
Commercial business	88,054	83,814
Commercial real estate	447,339	456,541
Commercial construction	16,289	16,477
Commercial land	54,786	61,238

Total commercial loans	606,468	618,070

Consumer loans
Home equity	347,825	357,270
Manufactured housing	275,845	275,275
Marine	50,458	52,590
Other consumer	45,795	50,118

Total consumer loans	719,923	735,253

Total loans	2,355,567	2,385,457
Less: Allowance for loan losses	50,776	53,524

Net loans	$2,304,791	$2,331,933

Loans Held For Sale	$52,339	$48,303

     The loans held for sale are comprised of residential mortgage loans to be sold in the secondary market, and generally settle in 45 to 60 days.

     On April 10, 2009, First Federal entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and liabilities of the former Cape Fear Bank (the “Cape Fear Acquisition”). Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the Cape Fear Acquisition. The acquired loan portfolio and other repossessed assets (solely comprised of other real estate owned (“OREO”)) are subject to a loss sharing agreement with the FDIC and the table above includes these “covered loans” and “covered OREO.”

     The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans
	As of March 31, 2012

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing		Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$982	$907	$6,649	$	---	$8,538	$964,343	$972,881
Residential construction	---	---	---		---	---	15,501	15,501
Residential land	123	---	1,398		---	1,521	39,273	40,794

Total residential loans	1,105	907	8,047		---	10,059	1,019,117	1,029,176

Commercial loans
Commercial business	1,462	215	1,931		---	3,608	84,446	88,054
Commercial real estate	2,560	505	18,474		---	21,539	425,800	447,339
Commercial construction	---	---	261		---	261	16,028	16,289
Commercial land	2,271	---	5,240		---	7,511	47,275	54,786

Total commercial loans	6,293	720	25,906		---	32,919	573,549	606,468

Consumer loans
Home equity	1,845	1,470	9,779		---	13,094	334,731	347,825
Manufactured housing	1,377	125	2,648		---	4,150	271,695	275,845
Marine	324	34	63		---	421	50,037	50,458
Other consumer	286	159	131		51	627	45,168	45,795

Total consumer loans	3,832	1,788	12,621		51	18,292	701,631	719,923

Total loans	$11,230	$3,415	46,574		$51	$61,270	$2,294,297	2,355,567

Total loans excluding covered loans	$8,343	$3,200	$31,664		$51	$43,258	$2,187,165	$2,230,423

1    Included in current loans are $3.3 million of covered and non-covered performing troubled debt restructurings (“TDRs”). Covered includes $734 thousand in residential 1-4 family. Non-covered includes $698 thousand in commercial business, $1.5 million in commercial real estate, $176 thousand in home equity, and $137 thousand in manufactured housing.

     The following table summarizes nonperforming assets.

Nonperforming Assets (in thousands)	March 31, 2012	December 31, 2011

Nonaccrual loans	$46,574	$45,178
Loans 90+ days, still accruing	51	121
Restructured loans, still accruing	3,276	2,411

Total nonperforming loans	49,901	47,710
Other repossessed assets acquired	21,818	20,487

Total nonperfoming assets	$71,719	$68,197

Total nonperforming loans excluding nonperforming covered loans	$34,257	$30,187

Total nonperforming assets excluding nonperforming covered assets	$44,712	$43,124

     Loans acquired in the Cape Fear Acquisition that were performing at the time of acquisition, but have subsequently become nonaccrual are included in the tables above. Nonperforming loans acquired at acquisition are included in the current loan category in the “Age Analysis Past Due Loans” table above and, as such, are not included in the “Nonperforming Assets” table above since these loans were adjusted to fair value at the acquisition date and accounted for under ASC 310-30.

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

Impaired Loans
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Quarter to Date Average Balance	Interest Income Recognized Quarter to Date

March 31, 2012
Residential loans
Residential 1-4 family	$2,832	$2,413	$285	$2,698	$88	$2,472	$	---
Residential land	---	---	---	---	---	---		---

Total residential loans	2,832	2,413	285	2,698	88	2,472		---

Commercial loans	.
Commercial business	2,347	2,141	40	2,181	4	2,917		6
Commercial real estate	13,203	9,189	1,922	11,111	541	11,692		12
Commercial construction	311	261	---	261	---	261		---
Commercial land	3,518	1,397	1,144	2,541	334	3,135		---

Total commercial loans	19,379	12,988	3,106	16,094	879	18,004		18

Consumer loans
Home equity	6,462	5,546	---	5,546	---	4,661		---
Manufactured housing	154	137	---	137	---	135		---
Marine	---	---	---	---	---	---		---

Total consumer loans	6,616	5,683	---	5,683	---	4,796		---

Total impaired loans	$28,827	$21,084	$3,391	$24,475	$967	$25,271		$18

December 31, 2011
Residential loans
Residential 1-4 family	$2,366	$1,957	$288	$2,245	$93	$1,637		$10
Residential land	---	---	---	---	---	---		---

Total residential loans	2,366	1,957	288	2,245	93	1,637		10

Commercial loans
Commercial business	4,134	2,143	1,510	3,653	11	3,400		---
Commercial real estate	14,336	8,819	3,453	12,272	967	12,928		10
Commercial construction	311	261	---	261	---	261		---
Commercial land	6,258	2,024	1,704	3,728	327	4,495		---

Total commercial loans	25,039	13,247	6,667	19,914	1,305	21,083		10

Consumer loans
Home equity	4,356	2,978	797	3,775	1	3,017		---
Manufactured housing	155	133	---	133	---	134		---
Marine	---	---	---	---	---	---		---

Total consumer loans	4,511	3,111	797	3,908	1	3,151		---

Total impaired loans	$31,916	$18,315	$7,752	$26,067	$1,399	$25,870		$20

     The total recorded investment in covered impaired loans was $8.3 million as of March 31, 2012. These loans had a specific allowance of less than $100 thousand as of March 31, 2012.

Troubled Debt Restructuring (“TDR”)

     First Federal accounts for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. In accordance with GAAP, loans acquired under ASC 310-30 are not initially considered to be TDRs. The following table provides a summary of TDRs by accruing status. The TDRs on nonaccrual status are included in the nonperforming asset table above.

Troubled Debt Restructurings

	As of March 31, 2012			As of December 31, 2011

(in thousands)	Still Accruing	Nonaccrual	Total	Still Accruing	Nonaccrual	Total

Residential 1-4 family	$734	$1,722	$2,456	$734	$1,269	$2,003

Commercial loans
Commercial business	698	1,113	1,811	700	1,113	1,813
Commercial real estate	1,530	4,916	6,446	977	5,293	6,270
Commercial land	---	2,172	2,172	---	2,192	2,192

Total commercial loans	2,228	8,201	10,429	1,677	8,598	10,275

Consumer loans
Home equity	176	4,402	4,578	---	3,775	3,775
Manufactured housing	137	---	137	---	133	133

Total consumer loans	313	4,402	4,715	---	3,908	3,908

Total loans	$3,276	$14,325	$17,601	$2,411	$13,775	$16,186

     Once a loan is deemed to be a TDR, it is reviewed for potential impairment in accordance with ASC 310-10-35. The following table provides a summary of the loans that were restructured as TDRs during the three months ended March 31, 2012 and 2011 and displays the incremental impact to the allowance for loan losses as a result of the modification.

Troubled Debt Restructurings

	Quarter Ended March 31, 2012

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification - By Type			Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$471	$471	$	---	$471	$	---
Commercial real estate	1	558	---		558	558		---
Home equity	4	956	956		---	956		---

Total Restructured Loans	6	$1,985	$1,427		$558	$1,985	$	---

	Quarter Ended March 31, 2011

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification - By Type			Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$202	$206	$	---	$206	$	---
Commercial business	1	299	---		299	299		---
Commercial real estate	6	3,715	---		3,715	3,715		13
Commercial land	3	12,173	---		10,173	10,173		18

Total Restructured Loans	11	$16,389	$206		$14,187	$14,393		$31

[1]	Outstanding recorded investment as defined by ASC 310-35-24, includes the loan balance, accrued interest, loan fees or costs, and unamortized premium or discount.

          The following table provides a summary of the loans that were modified for rate or structure as a TDR during the twelve months ended March 31, 2012 and 2011 and which subsequently defaulted during the three months ended March 31, 2012 and 2011. There was no incremental impact to the allowance for loan losses as a result of the defaults as the defaulted loans were already reviewed for impairment in accordance with ASC 310-10-35.

Defaulted TDRs with structure or rate modifications

	Quarters Ended March 31,

	2012							2011

(dollars in thousands)	#	Recorded Investment				Total Recorded Investment		#	Recorded Investment			Total Recorded Investment

		Rate		Structure					Rate	Structure

Residential 1-4	---	$	---	$	---	$	---	1	$707	$	---	$707
Commercial Real Estate	3		---		1,943		1,943	4	970		5,109	6,079
Commercial land	---		---		---		---	2	---		2,712	2,712
Home equity	4		1,287		---		1,287	---	---		---	---

Defaulted TDRs	7		$1,287		$1,943		$3,230	7	$1,677		$7,821	$9,498

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

     The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]
	As of March 31, 2012

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$71,617	$338,626	$16,028	$24,908	$451,179
Special mention	3,945	40,378	---	15,460	59,783
Substandard	11,757	62,188	261	12,679	86,885
Doubtful	---	472	---	---	472

Total	87,319	441,664	16,289	53,047	598,319
Covered ASC 310-30 loans	735	5,675	---	1,739	8,149

Total	$88,054	$447,339	$16,289	$54,786	$606,468

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

          The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]
	As of March 31, 2012

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$963,051	$15,501	$38,991	$1,017,543
Performing classified	2,268	---	321	2,589
Nonperforming	7,382	---	1,398	8,780

Total	972,701	15,501	40,710	1,028,912
Covered ASC 310-30 loans	180	---	84	264

Total	$972,881	$15,501	$40,794	$1,029,176

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of March 31, 2012

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$334,878	$273,060	$50,395	$45,595	$703,928
Performing classified	2,639	---	---	51	2,690
Nonperforming	9,956	2,785	63	131	12,935

Total	347,473	275,845	50,458	45,777	719,553
Covered ASC 310-30 loans	352	---	---	18	370

Total	$347,825	$275,845	$50,458	$45,795	719,923

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

   An analysis of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Quarter Ended March 31, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Provision for loan losses	41	719	567	2	1,046	4,370	6,745

Loan charge-offs	(1,253)	(887)	(1,624)	---	(1,505)	(4,802)	(10,071)
Recoveries	45	62	162	2	66	241	578

Net charge-offs	(1,208)	(825)	(1,462)	2	(1,439)	(4,561)	(9,493)

Balance at end of period	$7,581	$4,000	$10,816	$401	$5,588	$22,390	$50,776

Loans as of March 31, 2012
Individually evaluated for impairment	$2,698	$2,181	$11,111	$261	$2,541	$5,683	$24,475
Collectively evaluated for impairment	1,026,214	85,138	430,553	16,028	50,506	713,870	2,322,309
Covered ASC 310-30 loans	264	735	5,675	---	1,739	370	8,783

Total loans	$1,029,176	$88,054	$447,339	$16,289	$54,786	$719,923	$2,355,567

Allowance for Loan Losses
	As of and for the Quarter Ended March 31, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$9,955	$8,558	$25,159	$1,723	$20,940	$22,014	$88,349

Provision for loan losses	1,472	1,331	2,312	258	937	6,365	12,675

Loan charge-offs	(1,701)	(1,903)	(2,336)	---	(5,282)	(5,757)	(16,979)
Recoveries	105	74	142	3	457	312	1,093

Net charge-offs	(1,596)	(1,829)	(2,194)	3	(4,825)	(5,445)	(15,886)

Balance at end of period	$9,831	$8,060	$25,277	$1,984	$17,052	$22,934	$85,138

Other Repossessed Assets Acquired

   The following table presents the components of other repossessed assets acquired, which is comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, and is included in other assets on the Consolidated Balance Sheets.

(in thousands)	March 31, 2012	December 31, 2011

Residential real estate	$7,147	$7,753
Commercial real estate	4,605	5,382
Land	7,956	5,824
Consumer-related assets	2,110	1,528

Total other repossessed assets acquired	$21,818	$20,487

The following table presents the components of other real estate expenses, net.

	Quarters Ended March 31,

(in thousands)	2012	2011

Gain on sale of other real estate, net	$(643)	$(65)
Fair-value writedown	989	615
Expenses, net	243	218
Rental Income	(59)	(16)
Covered OREO expense reimbursement	---	(885)

Total other real estate expenses, net	$530	$(133)

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

     The following table presents the change in the FDIC indemnification asset during the current fiscal year.

(in thousands)	Gross Receivable	Discount	Net Receivable

Balance at December 31, 2011	$51,213	$(192)	$51,021
Payments from FDIC for losses on covered assets	(4,764)	---	(4,764)
Discount accretion	---	15	15

Balance at March 31, 2012	$46,449	$(177)	$46,272

     During the three months ended March 31, 2012. First Federal received payments totaling $5.3 million from the FDIC for loss claims on loans, of which $4.8 million was credited to the FDIC indemnification asset and the remaining balance was credited to OREO expenses, net and other loan expense on the Consolidated Statements of Operations. As of the March 31, 2012 quarterly reporting period, First Federal filed a $4.0 million claim with the FDIC under the terms of the loss share agreement, and payment is expected during the second calendar quarter of 2012.

NOTE 5. Earnings Per Share

     The following table displays the components of the numerators and denominators for the basic and diluted earnings per common share.

	Three Months Ended March 31,

(in thousands, except per share data)	2012		2011

Net income (loss) from continuing operations		$1,739	$(1,365)
Preferred stock dividends		813	812
Accretion on preferred stock discount		156	147

Net income (loss) from continuing operations available to common shareholders		770	(2,324)
Income from discontinued operations, net of tax		---	935

Net income (loss) available to common shareholders		$770	$(1,389)

Weighted average basic shares		16,527	16,527
Effect of dilutive stock options		1	---

Weighted average dilutive shares		16,528	16,527

Net income (loss) per common share from continuing operations
Basic		$0.05	$(0.14)
Diluted		0.05	(0.14)

Net income per common share from discontinued operations
Basic	$	---	$0.06
Diluted		---	0.06

Net income (loss) per common share
Basic		$0.05	$(0.08)
Diluted		0.05	(0.08)

     As of March 31, 2012 and 2011, there were 624,157 and 768,743 potential additional shares issued through the exercise of stock options and warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

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

     The following table presents the carrying value and fair value of the financial instruments.

	As of March 31, 2012		As of December 31, 2011

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$63,524	$63,524	$76,675	$76,675
Securities available for sale	442,531	442,531	404,550	404,550
Securities held to maturity	19,835	22,553	20,486	23,242
Nonmarketable securities	37,965	37,965	32,694	32,694
Net loans	2,304,791	2,411,901	2,331,933	2,427,526
Loans held for sale	52,339	52,339	48,303	48,303
FDIC indemnification asset, net	46,272	46,272	51,021	51,021
Other repossessed assets acquired[1]	21,818	21,818	20,487	20,487
Residential mortgage servicing rights[1]	11,898	11,898	10,663	10,663
Accrued interest receivable[1]	8,634	8,634	8,759	8,759
Derivative financial instruments[1]	1,801	1,801	2,238	2,238
Liabilities
Deposits	2,264,489	2,277,373	2,239,198	2,253,138
Advances from FHLB	533,000	569,062	561,000	598,616
Long-term debt	47,204	44,897	47,204	43,487
Accrued interest payable[2]	7,198	7,198	8,095	8,095

[1] Included as part of Other Assets in the Consolidated Balance Sheets.
[2] Included as part of Other Liabilities in the Consolidated Balance Sheets.

     The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value since December 31, 2011.

Assets Recorded at Fair Value on a Recurring Basis

     The following tables present the financial instruments measured at fair value on a recurring basis.

	As of March 31, 2012

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$1,784	$	---	$1,784
State and municipal obligations		---	481		---	481
Collateralized debt obligations		---	---		3,515	3,515
Mortgage-backed securities		---	142,794		---	142,794
Collateralized mortgage obligations		---	238,604		49,193	287,797
Other securities		1,494	3,350		1,316	6,160

Securities available for sale		1,494	387,013		54,024	442,531

Residential mortgage servicing rights		---	---		11,898	11,898
Derivative financial instruments		1,801	---		---	1,801

Total assets at fair value		$3,295	$387,013		$65,922	$456,230

	As of December 31, 2011

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$1,823	$	---	$1,823
State and municipal obligations		---	488		---	488
Collateralized debt obligations		---	---		3,247	3,247
Mortgage-backed securities		---	84,399		---	84,399
Collateralized mortgage obligations		---	256,615		52,680	309,295
Other securities		1,000	3,197		1,101	5,298

Securities available for sale		1,000	346,522		57,028	404,550

Residential mortgage servicing rights		---	---		10,663	10,663
Derivative financial instruments		2,238	---		---	2,238

Total assets at fair value		$3,238	$346,522		$67,691	$417,451

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

Derivative Financial Instruments

     The fair value of derivative instruments is based on quoted market prices.

     The following table presents quantitative information regarding the assumptions used for valuing Level 3 assets.

(dollars in thousands)	Fair Value as of March 31, 2012[1]	Valuation Technique[1]	Unobservable Input	Range (Weighted Average)

Collateralized debt obligations	$3,515	Discounted cash flow	Discount Margin to LIBOR Constant Default Rate Default Percentage	10.50% - 16.80% (11.85%) 0.25% - 2.66% (0.85%) 20.45% - 66.35% (35.52%)

Collateralized mortgage obligations	49,193	Discounted cash flow	Constant Prepayment Rate Constant Default Rate Loss severity	5.00% - 30.00% (14.62%) 1.00% - 10.00% (3.41%) 30.00% - 60.00% (48.32%)

MSRs	11,898	Discounted cash flow	Constant Prepayment Rate Discount rate Delinquency percentage	16.2% 10.49% 2.13%

[1] Other level 3 securities totaling $1.3 million are valued based on data provided by the issuer

Changes in Fair Value Measurement Levels

     First Financial evaluates the holdings within its investment portfolio on a quarterly basis to determine the most appropriate pricing level based on current economic and market conditions and credit trends. Transfers between levels are recorded during the quarter in which the transfer was deemed necessary. No securities were transferred between levels during the quarter ended March 31, 2012.

     The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.

	Quarter Ended March 31, 2012

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$57,028	$10,663
Total net losses for the year included in Income	(69)	(538)
Other comprehensive income, gross	274	---
Purchases	215	---
Sales	---	---
Servicing assets that resulted from transfers of financial assets	---	1,773
Paydowns	(3,424)	---

Balance, end of period	$54,024	$11,898

Assets Recorded at Fair Value on a Nonrecurring Basis

     The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Year to Date Losses

Loans held for sale	$52,339	$	---	$52,339	$	---	$	---
Impaired loans, net of specific allowance	23,508		---	---		23,508		1,002
FDIC indemnification asset, net	46,272		---	---		46,272		---
Other repossessed assets acquired	21,818		---	---		21,818		721

Total nonrecurring basis measured assets	$143,937	$	---	$52,339		$91,598		$1,723

Loans Held for Sale

     Loans held for sale are comprised of residential mortgage loans originated for sale in the secondary market. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans.

Impaired Loans, net of Specific Allowance

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers. Year-to-date losses include change-offs which had a specific reserve established in prior quarters. Specific reserves for impaired loans were $1.0 million at March 31, 2012.

FDIC Indemnification Asset, net

     The fair value is determined by the projected cash flows from the FDIC loss share agreement based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss share agreement. Cash flows are discounted to reflect the timing and receipt of reimbursements from the FDIC.

Other Repossessed Assets Acquired

     Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers.

Assets Not Recorded at Fair Value

     The following table presents the assets not recorded at fair value categorized by the level of inputs.

	As of March 31, 2012

(in thousands)	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$63,524	$	---	$	---	$63,524
Securities held to maturity	---		22,553		---	22,553
Nonmarketable securities	---		---		37,965	37,965
Net loans	---		---		2,411,901	2,411,901
Accrued interest receivable	8,634		---		---	8,634
Deposits	---		---		2,277,373	2,277,373
Advances from FHLB	---		---		569,062	569,062
Long term debt	---		---		44,897	44,897
Accrued interest payable	7,198		---		---	7,198

Total assets at fair value	$79,356		$22,553		$5,341,198	$5,443,107

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

Nonmarketable Securities

     The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as these securities are not readily marketable, are recorded at cost (par value), and are evaluated for impairment based on the ultimate recoverability of the par value. First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. First Financial believes its investment in FHLB and Federal Reserve stock is ultimately recoverable at par.

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

NOTE 7. Income Tax

     The income tax expense for the three months ended March 31, 2012 was $4.2 million, compared with a $913 thousand benefit for the same period of the prior year. The quarter ended March 31, 2012 included a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion from a thrift to a state-chartered commercial bank due to a difference in South Carolina income tax laws for banks versus thrifts. The effective tax rate for the three months ended March 31, 2012, excluding the deferred tax asset write-down, was 35.62%, compared with 40.08% for the same period of the prior year.

     First Financial regularly monitors its net deferred tax assets, which totaled $879 thousand at March 31, 2012. First Financial considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carry forward periods, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available as of March 31, 2012, First Financial concluded that it is more likely than not that it will be able to realize all remaining net deferred tax benefits and that a valuation allowance was not needed at March 31, 2012.

NOTE 8. Share-Based Payment Arrangements

     First Financial has two share-based compensation plans from which new awards may be granted. These plans may issue qualified and non-qualified options, restricted stock awards, and stock appreciation rights to employees and nonemployee directors. First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned. Any forfeited or expired option under the abandoned plans cannot be reissued. At March 31, 2012, there were 166,509 options which remained outstanding under the four abandoned plans. Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

     Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. First Financial recorded a share-based compensation expense of $46 thousand and $124 thousand for the three months ended March 31, 2012 and 2011, respectively. First Financial recognized an income tax benefit of less than $100 thousand in each of the three months ended March 31, 2012 and 2011.

     A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	404,387	23.80
Granted	---
Exercised	---
Forfeited or expired	(12,037)	25.92

Outstanding at March 31, 2012	392,350	23.73	1.7	$21

Exercisable at March 31, 2012	339,013	25.15	1.5	$6

     As of March 31, 2012, there was $161 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

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

Standby Letters of Credit

     Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of March 31, 2012 and December 31, 2011, there was no recorded liability associated with these standby letters of credit.

     The following table presents First Federal’s loan commitments.

(in thousands)	March 31, 2012	December 31, 2011

Avaliable unused lines of credit	$345,174	$345,734
Commitments to fund commercial real estate, construction and land development loans	31,091	30,531
Other unused commitments	61,290	73,835
Standby letters of credit	4,511	574

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

          Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On March 31, 2012 and December 31, 2011, First Federal had derivative financial instruments outstanding with notional amounts totaling $52.5 million and $48.0 million, respectively. The estimated net fair value of the open contracts related to the MSRs was a loss of $166 thousand at March 31, 2012 compared to a gain of $354 thousand at December 31, 2011.

          The following table presents First Federal’s mortgage loan pipeline and obligations under forward commitments along with the fair value of those obligations.

(in thousands)	March 31, 2012	December 31, 2011

Mortgage loan pipeline	$123,808	$85,460
Expected pipeline closures	92,603	63,945
Fair value of mortgage loan pipeline	1,134	1,104
Forward commitments	178,196	148,902
Fair value of forward commitments	569	358

NOTE 10. Subsequent Events

Liberty Savings Bank Branch Acquisition

          On April 20, 2012, First Federal consummated its acquisition of five retail banking branches located in Hilton Head, South Carolina market from Liberty Savings Bank, FSB. The deposits associated with these branches totaled $115.6 million and consisted predominately of core transaction and savings accounts. Additionally, First Federal purchased $21.0 million in loans, primarily residential mortgage and home equity lines of credit.

Plantation Federal Bank FDIC-Assisted Transaction

          On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the FDIC, as receiver for Plantation (the “Transaction”). Planation operated three branches along the coast of South Carolina under the name of Plantation Fedral and three branches in the Greenville South Carolina market under the name of First Savers Bank.

          The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (the “P&A Agreement”). The Transaction included all six branch offices of Plantation, which now operate as branches of First Federal.

          Based on December 31, 2011 reported balances, Plantation had total assets of $486.4 million, including loans of $348.6 million, and total deposits of $440.5 million. The assets were acquired at an asset discount bid of $47.0 million and the deposits were acquired with no premium.

          In connection with the Transaction, the FDIC made a closing payment to First Federal of $46.0 million, subject to customary post-closing adjustments based upon the final closing date balance sheet for Plantation.

          The P&A Agreement includes a customary loss sharing agreement with the FDIC covering approximately $220 million of Plantation’s assets. First Federal will share in the losses on the asset pools (including commercial loans and foreclosed assets)

covered under the loss sharing agreement, but the FDIC is obligated to reimburse First Federal for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred through $55 million in losses. First Federal absorbs losses greater than $55 million up to $65 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries with respect to covered assets. After the fifth anniversary of the Transaction (or earlier in certain circumstances), the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than currently anticipated, as measured by a formula set forth in the P&A Agreement. The P&A Agreement generally provides for additional recovery sharing for an additional three years.

          The FDIC has certain rights to withhold loss sharing payments if First Federal does not perform its obligations under the loss sharing agreement in accordance with its terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent, some of which may be beyond First Financial’s control, including certain business combination transactions and sales of shares by First Financial’s shareholders that would result in a change in control under the Change in Bank Control Act.

          Under the P&A Agreement, First Federal has options, exercisable for various defined periods, to acquire at fair market value any bank premises that were owned by, or assume any leases relating to bank premises leased by, Plantation and to assume or reject service provider contracts. First Federal is currently reviewing Plantation’s bank premises and related leases and other contracts.

          The foregoing summary of the P&A Agreement (including the associated loss sharing agreement) is not complete and is qualified in its entirety by reference to the full text of the P&A Agreement, a copy of which is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data
	Quarters Ended

(dollars in thousands, except per share data)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Summary of Operations
Interest income	$36,359	$37,612	$38,556	$39,472	$40,184
Interest expense	8,107	8,713	9,492	10,056	10,897

Net interest income	28,252	28,899	29,064	29,416	29,287
Provision for loan losses	6,745	7,445	8,940	77,803	12,675

Net interest income (loss) after provision for loan losses	21,507	21,454	20,124	(48,387)	16,612
Noninterest income	13,182	32,770	14,238	11,422	11,255
Noninterest expense	28,709	28,886	29,588	28,599	30,145

Income (loss) from continuing operations before taxes	5,980	25,338	4,774	(65,564)	(2,278)
Income tax expense (benefit) from continuing operations	4,241	9,766	1,893	(25,288)	(913)

Net income (loss) from continuing operations	1,739	15,572	2,881	(40,276)	(1,365)
(Loss) income from discontinued operations	—	—	(1,804)	(2,724)	935

Net income (loss)	1,739	15,572	1,077	(43,000)	(430)
Preferred stock dividends	813	813	813	812	812
Accretion on preferred stock	156	153	151	149	147

Net income (loss) available to common shareholders	$770	$14,606	$113	$(43,961)	$(1,389)

Per Common Share Data
Net income (loss) per common share from continuing operations
Basic	$0.05	$0.88	$0.12	$(2.50)	$(0.14)
Diluted	0.05	0.88	0.12	(2.50)	(0.14)
Net (loss) income per common share from discontinued operations
Basic	$—	$—	$(0.11)	$(0.16)	$0.06
Diluted	—	—	(0.11)	(0.16)	0.06
Net income (loss) per common share
Basic	$0.05	$0.88	$0.01	$(2.66)	$(0.08)
Diluted	0.05	0.88	0.01	(2.66)	(0.08)

Market price, end of period	$11.00	$8.93	$4.01	$8.97	$11.31
Book value per common share	12.89	12.84	12.31	12.20	14.92
Tangible book value per common share (non-GAAP)[1]	12.75	12.69	12.16	11.83	12.65
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, at period end	16,527	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,145,538	$3,146,964	$3,206,310	$3,221,544	$3,302,012
Investment securities	500,331	457,730	469,561	478,570	446,464
Loans	2,355,567	2,385,457	2,355,280	2,372,069	2,559,845
Allowance for loan losses	50,776	53,524	54,333	55,491	85,138
Deposits	2,264,489	2,239,198	2,302,857	2,315,745	2,344,780
Advances from FHLB and long-term debt	580,204	608,204	605,204	604,704	608,710
Shareholders’ equity	278,043	277,178	268,506	266,564	311,527
Balance Sheet Summary, average for the quarter
Assets	$3,151,385	$3,153,286	$3,201,416	$3,294,350	$3,310,796
Investment securities	490,356	469,925	468,360	464,277	435,568
Loans	2,420,000	2,428,743	2,442,071	2,566,827	2,607,161
Allowance for loan losses	52,282	54,178	55,503	81,025	88,086
Deposits	2,228,613	2,272,036	2,302,518	2,360,572	2,397,801
Advances from FHLB and long-term debt	609,665	565,114	595,508	593,103	555,630
Shareholders’ equity	277,390	279,066	267,404	302,996	313,663
Selected Ratios from Continuing Operations
Return on average assets[2]	0.22%	1.98%	0.36%	(4.89)%	(0.16)%
Return on average equity[2]	2.51	22.32	4.31	(53.17)	(1.74)
Net interest margin (FTE)[3]	3.84	3.91	3.87	3.83	3.83
Efficiency ratio (non-GAAP)[1]	68.87	70.12	70.90	69.69	76.53
Selected Ratios from Consolidated Operations
Return on average assets[2]	0.22%	1.98%	0.13%	(5.22)%	(0.05)%
Return on average equity[2]	2.51	22.32	1.61	(56.77)	(0.55)

[1] See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2] Annualized percentages
[3] Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.

Five Quarter Summary of Selected Financial Data (Continued)
	Quarters Ended

(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Capital Ratios
Equity to assets	8.84%	8.81%	8.37%	8.27%	9.43%
Tangible common equity to tangible assets (non-GAAP)[1]	6.70	6.67	6.27	6.08	6.40
Tier 1 leverage capital ratio[1]	10.22
Tier 1 risk-based capital ratio[1]	14.81
Total risk-based capital ratio[1]	16.08
Tier 1 Leverage capital ratio - First Federal	9.00	8.92	8.26	7.48	8.58
Tier 1 risk-based capital ratio - First Federal	13.05	12.35	11.26	10.07	11.51
Total risk-based capital ratio - First Federal	14.32	13.61	12.53	11.33	12.78
Asset Quality Metrics
Allowance for loan losses as a percent of loans	2.16%	2.24%	2.31%	2.34%	3.33%
Allowance for loan losses as a percent of nonperforming loans	101.75	112.19	126.64	130.36	54.48
Nonperforming loans as a percent of loans	2.12	2.00	1.82	1.79	6.10
Nonperforming assets as a percent of loans and other repossessed assets acquired[2]	3.02	2.83	4.48	4.63	7.05
Nonperforming assets as a percent of total assets	2.28	2.17	3.38	3.51	5.52
Net loans charged-off as a percent of average loans[3]	1.60	1.39	1.71	16.87	2.45
Net loans charged-off	$9,493	$8,254	$10,098	$107,450	$15,886
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of non-covered loans	2.28%	2.39%	2.47%	2.51%	3.57%
Allowance for loan losses as a percent of non-covered nonperforming loans	148.22	177.35	227.09	216.35	60.79
Nonperforming loans as a percent of non-covered loans	1.54	1.34	1.09	1.16	5.87
Nonperforming assets as a percent of non-covered loans and other repossessed assets acquired[2]	2.00	1.91	3.58	3.91	6.65
Nonperforming assets as a percent of total assets	1.42	1.37	2.52	2.76	4.84

[1]   The quarter ended March 31, 2012 represents the first period holding company ratios for First Financial are required to be filed with the Federal Reserve Bank included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies. The capital ratios presented above for the holding company are considered preliminary until the regulatory report is filed with the Federal Reserve Bank.

[2] Nonperforming loans held for sale in the amount of $39,412 and $42,656 thousand is included in loans at September 30, 2011 and June 30, 2011.
[3] Annualized percentage

          The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, with regard to their financial condition and results of operations for the three months ended March 31, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

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

Change in Fiscal Year

          On December 20, 2011, First Financial’s Board of Directors approved an amendment to Article VIII of First Financial’s bylaws to change First Financial’s fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2011 and the current fiscal year began on January 1, 2012 and will end on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of its change in fiscal year, First Financial filed a Transition Report on Form 10-Q with the SEC on February 9, 2012 which covered the transition period from October 1, 2011 to December 31, 2011.

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

Forward-Looking Statements

          Statements in this report that are not statements of historical fact, including without limitation, statements that include terms such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” or “could” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding First Financial’s future financial and operating results, plans, objectives, expectations and intentions involve risks and uncertainties, many of which are beyond First Financial’s control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

•

Government regulations and the terms of First Financial’s Series A Prefered Stock impose restrictions and obligations that may limit First Financial’s ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

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

     The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) needed to cover noninterest expenses. In accordance with industry standards, First Financial believes that presenting net interest income on a taxable equivalent basis when calculating the efficiency ratio, using a 35% effective federal tax rate, allows comparability with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

     First Financial believes that the exclusion of goodwill and other intangible assets facilitates the comparison of results for ongoing business operations. The tangible common equity (“TCE”) ratio and tangible common book value (“TBV”) have become a focus of some investors, analysts and banking regulators. Management believes these measures may assist in analyzing First Financial’s capital position absent the effects of intangible assets and preferred stock. Because TCE and TBV are not formally defined by GAAP or codified in federal banking regulations, these measures are considered to be non-GAAP financial measures. However, analysts and banking regulators may assess First Financial’s capital adequacy using TCE or TBV and, therefore, management believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis.

     First Financial believes that pre-tax pre-provision earnings are a useful measure in assessing its core operating performance, particularly during times of economic stress. This measurement, as defined by management, represents total revenue (net interest income plus noninterest income) less noninterest expense. As recent results for the banking industry demonstrate, credit write-downs, loan charge-offs, and related provisions for loan losses can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability important to investors.

     The following table presents the calculation of these non-GAAP measures for the past five quarters.

Non-GAAP Reconciliation (Unaudited)	For the Quarters Ended

(dollars in thousands, except per share data)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Efficiency Ratio from Continuing Operations
Net interest income (A)	$28,252	$28,899	$29,064	$29,416	$29,287
Taxable equivalent adjustment (B)	182	145	159	144	144
Noninterest income (C)	13,182	32,770	14,238	11,422	11,255
Gain on sold loan pool, net (D)	---	20,796	1,900	---	---
Net securities (losses) gains (E)	(69)	(180)	(169)	(54)	1,297
Noninterest expense (F)	28,709	28,886	29,588	28,599	30,145
Efficiency Ratio: F/(A+B+C-D-E) (non-GAAP)	68.87%	70.12%	70.90%	69.69%	76.53%

Tangible Assets and Tangible Common Equity
Total assets	$3,145,538	$3,146,964	$3,206,310	$3,221,544	$3,302,012
Goodwill[1]	---	---	---	(3,250)	(28,260)
Other intangible assets, net[2]	(2,310)	(2,401)	(2,491)	(2,776)	(9,278)

Tangible assets (non-GAAP)	$3,143,228	$3,144,563	$3,203,819	$3,215,518	$3,264,474

Total shareholders’ equity	$278,043	$277,178	$268,506	$266,564	$311,527
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill[1]	---	---	---	(3,250)	(28,260)
Other intangible assets, net[2]	(2,310)	(2,401)	(2,491)	(2,776)	(9,278)

Tangible common equity (non-GAAP)	$210,733	$209,777	$201,015	$195,538	$208,989

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.70%	6.67%	6.27%	6.08%	6.40%
Book value per common share	$12.89	$12.84	$12.31	$12.20	$14.92
Tangible book value per common share (non-GAAP)	12.75	12.69	12.16	11.83	12.65

Pre-tax Pre-provision Earnings from Continuing Operations
Income (loss) before income taxes	$5,980	$25,338	$4,774	$(65,564)	$(2,278)
Provision for loan losses	6,745	7,445	8,940	77,803	12,675

Pre-tax pre-provision earnings (non-GAAP)	$12,725	$32,783	$13,714	$12,239	$10,397

[1]

Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodwill for Discontinued Operations of $3,250 and $27,630 for the quarters ended June 30, 2011 and March 31, 2011, respectively.

[2]

Intangible assets represents intangible assets for Continuing Operations, as shown on the balance sheet, and includes intangible assets for Discontinued Operations of $205 and $6,625 for the quarters ended June 30, 2011, and March 31, 2011, respectively.

Charter Conversion

          On February 3, 2012, First Financial received approval from the Board of Governors of the Federal Reserve (the “Federal Reserve”) to convert from a savings and loan holding company to a bank holding company and First Federal received approval to become a member of the Federal Reserve System. On February 22, 2012 First Federal (formerly known as First Federal Savings and Loan Association of Charleston) converted from a federal savings and loan association to a South Carolina-chartered commercial bank and became a member of the Federal Reserve System. In connection with First Federal’s conversion, First Financial registered with the Federal Reserve as a bank holding company. As a result of the charter conversion and membership in the Federal Reserve System, the South Carolina State Board of Financial Institutions and the Federal Reserve serves as First Federal’s primary regulators. The Federal Reserve also serves as First Financial’s primary regulator.

          As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for senior management and directors, policies, cash flows between the bank and the holding company, and capital levels, among other things. With respect to capital levels, the guidance provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.00% at March 31, 2012.

Subsequent Events

Liberty Savings Bank Branch Acquisition

          On April 20, 2012, First Federal consummated its acquisition of five retail banking branches located in Hilton Head, South Carolina market from Liberty Savings Bank, FSB. The deposits associated with these branches totaled $115.6 million and consisted predominately of core transaction and savings accounts. Additionally, First Federal purchased $21.0 million in loans, primarily residential mortgage and home equity lines of credit.

Plantation Federal Bank FDIC-Assisted Transaction

          On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the FDIC, as receiver for Plantation (the “Transaction”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greeenville, South Carolina market under the name of First Savers Bank.

          The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (the “P&A Agreement”). The Transaction included all six branch offices of Plantation, which now operate as branches of First Federal.

          Based on December 31, 2011 reported balances, Plantation had total assets of $486.4 million, including loans of $348.6 million, and total deposits of $440.5 million. The assets were acquired at an asset discount bid of $47.0 million and the deposits were acquired with no premium.

          In connection with the Transaction, the FDIC made a closing payment to First Federal of $46.0 million, subject to customary post-closing adjustments based upon the final closing date balance sheet for Plantation.

          The P&A Agreement includes a customary loss sharing agreement with the FDIC covering approximately $220 million of Plantation’s assets. First Federal will share in the losses on the asset pools (including commercial loans and foreclosed assets) covered under the loss sharing agreement, but the FDIC is obligated to reimburse First Federal for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred through $55 million in losses. First Federal absorbs losses greater than $55 million up to $65 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries with respect to covered assets. After the fifth anniversary of the Transaction (or earlier in certain circumstances), the FDIC has a right to recover a portion of its shared-loss reimbursements if losses on the covered assets are less than currently anticipated, as measured by a formula set forth in the P&A Agreement. The P&A Agreement generally provides for additional recovery sharing for an additional three years.

          The FDIC has certain rights to withhold loss sharing payments if First Federal does not perform its obligations under the loss sharing agreement in accordance with its terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent, some of which may be beyond First Financial’s control, including certain business combination transactions and sales of shares by First Financial’s shareholders that would result in a change in control under the Change in Bank Control Act.

          Under the P&A Agreement, First Federal has options, exercisable for various defined periods, to acquire at fair market value any bank premises that were owned by, or assume any leases relating to bank premises leased by, Plantation and to assume or reject service provider contracts. First Federal is currently reviewing Plantation’s bank premises and related leases and other contracts.

The foregoing summary of the P&A Agreement (including the associated loss sharing agreement) is not complete and is qualified in its entirety by reference to the full text of the P&A Agreement, a copy of which is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

Results of Operations

          First Financial recorded net income of $1.7 million for the three months ended March 31, 2012, compared with $15.6 million for the three months ended December 31, 2011 and a net loss of $(430) thousand for the three months ended March 31, 2011. The quarter ended March 31, 2012 included a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion from a thrift to a state-chartered commercial bank related to different state income tax laws for banks and thrifts. The quarter ended December 31, 2011 included a $20.8 million pre-tax gain ($12.7 million after-tax) from a bulk loan sale. After the effect of the preferred stock dividend and related accretion, First Financial reported net income (loss) available to common shareholders of $770 thousand for the three months ended March 31, 2012, compared with $14.6 million for the three months ended December 31, 2011 and $(1.4) million for the three months ended March 31, 2011. Diluted net income (loss) per common share was $0.05 for the quarter ended March 31, 2012, compared with $0.88 for the prior quarter and $(0.08) for the same quarter last year.

Net Interest Income

          The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	Quarters Ended March 31,
	2012			2011

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$8,484	$1	0.05%	$7,294	$2	0.11%
Securities available for sale	434,798	3,378	3.11	372,342	4,350	4.67
Securities held to maturity[1]	20,247	334	10.25	21,953	272	7.69
Nonmarketable securities	35,311	155	1.77	41,273	152	1.49
Loans[2]	2,420,000	32,476	5.39	2,607,161	34,844	5.42
FDIC indemnification asset, net	48,774	15	0.12	65,686	564	3.48

Total earning assets	2,967,614	36,359	4.94%	3,115,709	40,184	5.25%

Nonearning assets
Cash and due from banks	53,821			56,646
Allowance for loan losses	(52,282)			(88,086)
Assets from discontinued operations	---			41,640
Other assets	182,232			184,887

Total assets	$3,151,385			$3,310,796

Interest-bearing liabilities
Deposit accounts
Interest-bearing checking	$421,543	$125	0.12%	$414,333	$409	0.40%
Savings	215,523	84	0.16	173,143	113	0.26
Money market	329,420	313	0.38	316,774	365	0.47
Time deposits	979,831	3,429	1.41	1,268,407	5,992	1.92

Total deposits	1,946,317	3,951	0.82%	2,172,657	6,879	1.28%
Advances from FHLB	563,759	3,359	2.40	509,818	3,221	2.56
Long-term debt	45,906	797	6.95	45,812	797	7.06

Total interest-bearing liabilities	2,555,982	8,107	1.28%	2,728,287	10,897	1.62%

Noninterest-bearing liabilities
Noninterest-bearing deposits	282,296			225,144
Liabilities from discontinued operations	---			5,683
Other liabilities	35,717			38,019

Total liabilities	2,873,995			2,997,133
Shareholders’ equity	277,390			313,663

Total liabilities and shareholders’ equity	$3,151,385			$3,310,796

Net interest income/interest spread		$28,252	3.66%		$29,287	3.63%

Contribution of noninterest-bearing sources of funds[3]			0.18			0.20

Net interest margin (FTE)[4]			3.84%			3.83%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $182 thousand, and $144 thousand for the quarters ended March 31, 2012 and 2011, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.15% and 1.50% for the quarters ended March 31, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

     The slight increase in net interest margin as the decrease in the rate on interest-bearing liabilities slightly exceeded the decrease in the yield on earning assets primarily due to the growth in core deposits. The yield on securities held to majority increased over the prior year quarter due to accelerating the accretion on a called security, however this had a negligible impact on the yield on total earning assets. The decrease in net interest income was primarily the result of a decline in average earning assets due to the bulk loan sale, combined with the decline in net loans due to the generally lower loan demand from creditworthy borrowers and loan charge-offs. The decline in loans was partially offset by an increase in investment securities.

     Net interest income can be analyzed in terms of the impact of changes in volume as well as changes to interest rates. The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Quarters Ended March 31, 2012 versus 2011 Increase (Decrease) due to

(in thousands)	Volume		Rate	Net

Interest income
Interest-bearing deposits with banks	$	---	$(1)	$(1)
Securities available for sale		648	(1,620)	(972)
Securities held to maturity		(22)	84	62
Nonmarketable securities		(23)	26	3
Loans		(2,237)	(131)	(2,368)
FDIC indemnification asset, net		(116)	(433)	(549)

Total interest income		$(1,750)	$(2,075)	$(3,825)

Interest expense
Interest-bearing deposits
Interest-bearing checking		$7	$(291)	$(284)
Savings and money market		49	(130)	(81)
Time deposits		(1,198)	(1,365)	(2,563)

Total interest-bearing deposits		(1,142)	(1,786)	(2,928)
Advances from FHLB and long-term debt		330	(192)	138

Total interest expense		(812)	(1,978)	(2,790)

Net interest income		$(938)	$(97)	$(1,035)

Note: The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

     The decrease in net interest income reflects volume and rate variances that were negative in the aggregate. The negative volume variance was primarily the result of a decline in loan balances, partially offset by an increase in securities available for sale and a decline in time deposit balances. The decrease in the loan portfolio was primarily the result of the bulk loan sale as well as declines due to generally lower loan demand from creditworthy borrowers and loan payments and paydowns. The decrease in time deposits was primarily the result of an ongoing strategy to reduce maturing high rate retail and wholesale time deposits due to lower funding needs and a shift to core deposits. The negative rate variance was primarily the result of the continued low interest rate environment, as reductions in deposit interest expense were substantially offset by reductions in interest and dividends on investments. The decrease in interest expense was primarily the result of First Financial’s ongoing strategy to shift funding from maturing high rate deposits to lower cost core deposits, including noninterest-bearing deposits. The decrease in interest on investments was primarily the result of replacing maturing investment securities with new purchases at considerably lower yields.

Provision for Loan Losses

     After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $6.7 million for the quarter ended March 31, 2012, compared with $12.7 million for the same quarter last year. The decrease was primarily the result of the lower charge-offs and continued stabilization in historical loss trends and credit metrics through March 31, 2012. Some of the charge-offs for the quarter ended March 31, 2012 had a specific reserve established in previous quarters. See the “Asset Quality” and “Allowance for Loan Losses” sections below for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest Income
	Quarters Ended March 31,		Quarter Change

(in thousands)	2012	2011	$	%

Service charges and fees on deposit accounts	$7,302	$6,381	$921	14.4%
Mortgage and other loan income	3,435	1,124	2,311	205.6
Trust and plan administration	1,081	1,112	(31)	(2.8)
Brokerage fees	664	666	(2)	(0.3)
Other	769	675	94	13.9
Net securities gains	---	1,419	(1,419)	(100.0)
Other-than-temporary impairment losses on investment securities	(69)	(122)	53	(43.4)

Total noninterest income	$13,182	$11,255	$1,927	17.1%

The increase was primarily the result of higher mortgage and other loan income due to higher residential mortgage origination levels related to the continued low interest rate environment and the addition of correspondent lenders as well as higher service charges on deposit accounts due to higher transaction-related revenue from increases in both volume and fees partially offset by the gain on the sale of one security during the March 31, 2011 quarter.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest Expense
	Quarters Ended March 31,		Quarter Change

(in thousands)	2012	2011	$	%

Salaries and employee benefits	$15,142	$17,396	$(2,254)	(13.0)%
Occupancy costs	2,267	2,208	59	2.7
Furniture and equipment	1,809	1,825	(16)	(0.9)
Other real estate expenses, net	530	(133)	663	NM
FDIC insurance and regulatory fees	986	1,484	(498)	(33.6)
Professional services	1,431	1,326	105	7.9
Advertising and marketing	656	993	(337)	(33.9)
Other loan expense	1,351	925	426	46.1
Intangible asset amortization	90	82	8	9.8
Other expense	4,447	4,039	408	10.1

Total noninterest expense	$28,709	$30,145	$(1,436)	(4.8)%

NM - Not meaningful.

     The decrease in noninterest expense was primarily the result of lower salaries and employee benefits FDIC insurance and regulatory fees; and advertising and marketing expenses, partially offset by higher OREO expenses, net other loan expense, and other expense. The decrease in salaries and employee benefits was primarily the result of compensation agreements with retiring executives which entered into during the prior year quarter. The decrease in FDIC insurance and regulatory fees was primarily the result of the new assessment methodology implemented by the FDIC during 2011. The decrease in advertising and marketing was primarily the result of the rolling out the new First Federal branch through media campaigns during the prior year quarter. The increase in OREO expenses, net was primarily the result of reclassifying $1.3 million of OREO valuation adjustments and expense reimbursements on foreclosed properties during the prior year quarter as they became eligible for claims to the FDIC through the loss share agreement, partially offset by lower valuation adjustments on properties held in the current quarter. The increase in other loan expense was primarily the result of higher foreclosure related expenses. The increase in other expense was primarily the result of higher processing fees related to a new reward program for deposit customers.

Income Taxes

     The income tax expense for the three months ended March 31, 2012 was $4.2 million, compared with a $913 thousand benefit for the same period of the prior year. The quarter ended March 31, 2012 included a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion from a thrift to a state-chartered commercial bank due to a difference in South Carolina income tax laws for banks versus thrifts. The effective tax rate for the three months ended March 31, 2012, excluding the deferred tax asset write-down was 35.62%, compared with 40.08% for the same period of the prior year. The decrease in the effective tax rate was primarily the result of the proportion of tax-exempt income and other deductions as compared with total pre-tax income (or pre-tax loss for the three months ended March 31, 2011) as the absolute dollar amount of adjustments was essentially unchanged from the same period of the prior year. As a result of First Federal’s conversion from a thrift to a bank, the basis for calculating taxes for South Carolina changed from pre-tax income (which incorporated permanent tax differences) at a rate of 6% to book net income (after applicable federal taxes) at a rate of 4.5%.

     First Financial regularly monitors its net deferred tax assets, which totaled $879 thousand at March 31, 2012. First Financial considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available as of March 31, 2012, First Financial concluded that it is more likely than not that it will be able to realize its net deferred tax benefits and that a valuation allowance was not needed at March 31, 2012.

Financial Condition

     Total assets at March 31, 2012 were $3.1 billion, essentially unchanged from December 31, 2011 and a decrease of $156.5 million or 4.7% from March 31, 2011. The decline was primarily the result of a bulk loan sale with an aggregate book balance of $155.3 million, which occurred during the fourth calendar quarter of 2011, as well as the sales of First Southeast Insurance Services Inc. and Kimbrell Insurance Group, Inc. during 2011, partially offset by an increase in total investment securities and loans held for sale.

Cash and Cash Equivalents

     Cash and cash equivalents totaled $63.5 million at March 31, 2012, a decrease of $13.2 million or 17.2% from December 31, 2011 and essentially unchanged from March 31, 2011. The decrease was the result of normal fluctuations in transaction accounts and a higher volume of cash items in process on the last business day of the December 31, 2011 quarter.

Investment Securities

     Investment securities at March 31, 2012 totaled $500.3 million, an increase of $42.6 million or 9.3% over December 31, 2011 and an increase of $53.9 million or 12.1% over March 31, 2011. The increases were primarily the result of purchasing mortgage-backed agency securities and Federal Reserve stock, partially offset by normal cash flows and prepayments received during the quarter. See Note 2 to the Consolidated Financial Statements for additional information.

Loans

     The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Residential loans
Residential 1-4 family	$972,881	$975,405	$909,907	$895,650	$916,146
Residential construction	15,501	15,117	16,431	19,603	20,311
Residential land	40,794	41,612	40,725	42,763	48,955

Total residential loans	1,029,176	1,032,134	967,063	958,016	985,412

Commercial loans
Commercial business	88,054	83,814	80,871	80,566	91,005
Commercial real estate	447,339	456,541	471,296	482,315	570,300
Commercial construction	16,289	16,477	15,051	16,037	22,269
Commercial land	54,786	61,238	67,432	70,562	119,326

Total commercial loans	606,468	618,070	634,650	649,480	802,900

Consumer loans
Home equity	347,825	357,270	369,213	379,122	387,957
Manufactured housing	275,845	275,275	276,047	274,192	270,694
Marine	50,458	52,590	55,243	57,406	59,428
Other consumer	45,795	50,118	53,064	53,853	53,454

Total consumer loans	719,923	735,253	753,567	764,573	771,533

Total loans	2,355,567	2,385,457	2,355,280	2,372,069	2,559,845
Less: Allowance for loan losses	50,776	53,524	54,333	55,491	85,138

Net loans	$2,304,791	$2,331,933	$2,300,947	$2,316,578	$2,474,707

     Total loans at March 31, 2012 decreased $29.9 million or 1.3% from December 31, 2011 and decreased $204.3 million or 8.0% from March 31, 2011. The decrease from December 31, 2011 was primarily the result of declines in the commercial real estate, commercial land, and home equity loan portfolios. The decrease from March 31, 2011 was primarily the result of the bulk loan sale, partially offset by increases in residential loans retained in the portfolio as a result of higher originations during late 2011. For both comparative periods, continued lower loan demand from creditworthy borrowers, charge-offs, transfers of nonperforming loans to OREO, and paydowns due to normal borrower activity also contributed to the overall reduction in loans.

     At March 31, 2012, loans held for sale totaled $52.3 million, an increase of $4.0 million or 8.4% over December 31, 2011 and an increase of $32.9 million over March 31, 2011. The increases in residential mortgage loans to be sold in the secondary market over both prior periods were primarily the result of higher borrower demand due to the low interest rate environment. These loans generally settle in 45 to 60 days.

     Included in the portfolio loans table above are loans covered under a loss share agreement with the FDIC (“covered loans”), as discussed in Note 4 to the Consolidated Financial Statements. The following table provides a summary of all the covered loans as well as several credit metrics by loan type.

	As of March 31, 2012			As of December 31, 2011

Loans Covered Under Loss Share Agreement (dollars in thousands)	Loans Outstanding	Covered Delinquent Loans	Covered Nonperforming Loans	Loans Outstanding	Covered Delinquent Loans		Covered Nonperforming Loans

Residential loans
Residential 1-4 family[1]	$2,717	$367	$734	$2,796	$	---	$734
Residential land	6,123	---	132	7,464		53	253

Total residential loans	8,840	367	866	10,260		53	987

Commercial loans
Commercial business	8,653	298	1,372	11,127		148	2,851
Commercial real estate	71,624	888	11,140	77,834		1,149	10,661
Commercial construction	---	---	---	1,036		---	312
Commercial land	9,394	1,020	1,387	13,951		274	2,102

Total commercial loans	89,671	2,206	13,899	103,948		1,571	15,926

Consumer loans
Home equity	25,112	429	839	25,493		637	506
Other consumer	1,521	100	40	1,685		42	104

Total consumer loans	26,633	529	879	27,178		679	610

Total loans	$125,144	$3,102	$15,644	$141,386		$2,303	$17,523

Other repossessed assets acquired	$11,363			$7,550
Criticized loans[2]	4,756			6,902
Classified loans[2]	29,724			33,509

[1]	Residential 1-4 family nonperforming loans includes a restructured loan, still accruing interest in the amount of $734 thousand.
[2]	See Note 3 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

Asset Quality

     National credit conditions have contributed to the historical high credit costs realized by the financial industry over the last several years. The markets in which First Financial operates are not immune to these conditions, which have been a factor in the higher levels of nonperforming assets and charge-offs First Financial has reported since fiscal 2009.

Loan Monitoring

     Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses. An element of the credit risk management process is monthly loan reviews to determine risk levels and exposure to loss. The monthly loan review process evaluates all commercial loans greater than $200,000 that are more than 30 days past due and all criticized and classified loans over $500,000. The depth of the review varies by asset type, depending on the nature of those assets and their risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable improvement to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio (as is the case with residential and consumer loans) on the basis of risk indicators such as delinquency or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk. For the larger credits, action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update collateral appraisals on problem loans at least annually, or more frequently if deterioration in market value is observed.

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

DELINQUENT LOANS	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011

(30-89 days past due) (dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$1,889	0.19%	$2,986	0.31%	$1,722	0.19%	$1,404	0.16%	$3,050	0.33%
Residential construction	---	---	---	---	---	---	---	---	---	---
Residential land	123	0.30	561	1.35	65	0.16	325	0.76	1,398	2.86

Total residential loans	2,012	0.20	3,547	0.34	1,787	0.18	1,729	0.18	4,448	0.45

Commercial loans
Commercial business	1,677	1.90	908	1.08	868	1.07	2,387	2.96	1,618	1.78
Commercial real estate	3,065	0.69	3,514	0.77	3,394	0.72	2,703	0.56	9,322	1.63
Commercial construction	---	---	---	---	595	3.95	---	---	---	---
Commercial land	2,271	4.15	1,185	1.94	537	0.80	821	1.16	4,220	3.54

Total commercial loans	7,013	1.16	5,607	0.91	5,394	0.85	5,911	0.91	15,160	1.89

Consumer loans
Home equity	3,315	0.95	4,525	1.27	3,408	0.92	3,266	0.86	3,550	0.92
Manufactured housing	1,502	0.54	3,267	1.19	2,600	0.94	2,298	0.84	2,491	0.92
Marine	358	0.71	597	1.14	980	1.77	264	0.46	296	0.50
Other consumer	445	0.97	831	1.66	629	1.19	589	1.09	592	1.11

Total consumer loans	5,620	0.78	9,220	1.25	7,617	1.01	6,417	0.84	6,929	0.90

Total delinquent loans	$14,645	0.62%	$18,374	0.77%	$14,798	0.63%	$14,057	0.59%	$26,537	1.04%

     Total delinquent loans at March 31, 2012 decreased $3.7 million or 20.3% from December 31, 2011. The decreases in delinquent residential and consumer loans were primarily the result of a seasonal increase normally experienced in the fourth calendar quarter each year. The increase in delinquent commercial loans was primarily the result of two loans, both of which are in the process of resolution.

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

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011

NONPERFORMING ASSETS (dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$6,649	0.68%	$4,977	0.51%	$1,595	0.18%	$1,242	0.14%	$23,663	2.58%
Residential construction	---	---	---	---	---	---	---	---	---	---
Residential land	1,398	3.43	1,448	3.48	1,140	2.80	451	1.05	3,604	7.36

Total residential loans	8,047	0.78	6,425	0.62	2,735	0.28	1,693	0.18	27,267	2.77

Commercial loans
Commercial business	1,931	2.19	3,665	4.37	4,322	5.34	3,664	4.55	9,151	10.06
Commercial real estate	18,474	4.13	17,160	3.76	18,400	3.90	16,396	3.40	60,256	10.57
Commercial construction	261	1.60	573	3.48	266	1.77	1,451	9.05	4,074	18.29
Commercial land	5,240	9.56	5,232	8.54	6,310	9.36	5,411	7.67	40,740	34.14

Total commercial loans	25,906	4.27	26,630	4.31	29,298	4.62	26,922	4.15	114,221	14.23

Consumer loans
Home equity	9,779	2.81	8,192	2.29	6,871	1.86	9,165	2.42	9,379	2.42
Manufactured housing	2,648	0.96	3,461	1.26	2,922	1.06	2,953	1.08	3,517	1.30
Marine	63	0.12	246	0.47	47	0.09	94	0.16	42	0.07
Other consumer	131	0.29	224	0.45	127	0.24	129	0.24	181	0.34

Total consumer loans	12,621	1.75	12,123	1.65	9,967	1.32	12,341	1.61	13,119	1.70

Total nonaccrual loans	46,574	1.98	45,178	1.89	42,000	1.78	40,956	1.73	154,607	6.04
Loans 90+ days still accruing	51		121		171		76		109
Restructured loans, still accruing	3,276		2,411		734		1,535		1,550

Total nonperforming loans	49,901	2.12%	47,710	2.00%	42,905	1.82%	42,567	1.79%	156,266	6.10%
Nonperforming loans held for sale	---		---		39,412		42,656		---
Other repossessed assets acquired	21,818		20,487		26,212		27,812		25,986

Total nonperfoming assets	$71,719		$68,197		$108,529		$113,035		$182,252

     Total nonperforming assets at March 31, 2012 increased $3.5 million or 5.2% over December 31, 2011. The increase was primarily the result of higher nonperforming residential loans due to five accounts totaling $1.8 million. While total nonperforming commercial loans decreased from the linked quarter, nonperforming commercial real estate loans increased due to two accounts totaling $3.4 million. Total nonperforming consumer loans were essentially unchanged from the prior quarter as the increase in nonperforming home equity loans due to six impaired loans totaling $1.7 million was more than offset by decreases in the other consumer categories. Covered nonperforming loans decreased $1.9 million from December 31, 2011 to $15.6 million at March 31, 2012. Covered OREO totaled $11.4 million at March 31, 2012, an increase of $3.8 million over December 31, 2011.

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

     The following table presents net charge-offs by loan category.

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011

NET CHARGE-OFFS (dollars in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio	$	% of Portfolio*	$	% of Portfolio*

Residential loans
Residential 1-4 family	$507	0.21%	$391	0.16%	$414	0.18%	$12,177	5.28%	$976	0.43%
Residential construction	---	---	---	---	---	---	---	---	---	---
Residential land	701	6.75	532	5.31	165	1.58	4,099	34.79	620	4.83

Total residential loans	1,208	0.47	923	0.37	579	0.24	16,276	6.59	1,596	0.65

Commercial loans
Commercial business	825	3.60	640	3.22	136	0.69	6,826	30.60	1,829	8.00
Commercial real estate	1,462	1.30	1,417	1.22	433	0.36	41,022	29.15	2,195	1.51
Commercial construction	(2)	(0.05)	(3)	(0.07)	635	16.12	3,067	53.06	(3)	(0.05)
Commercial land	1,439	9.87	804	4.94	2,052	12.15	33,995	118.23	4,824	14.94

Total commercial loans	3,724	2.41	2,858	1.83	3,256	2.04	84,910	42.98	8,845	4.28

Consumer loans
Home equity	2,264	2.57	2,955	3.26	4,910	5.28	4,725	4.91	3,368	3.43
Manufactured housing	1,467	2.13	845	1.23	978	1.42	1,049	1.54	1,172	1.74
Marine	361	2.83	142	1.05	158	1.12	44	0.30	258	1.69
Other consumer	469	3.90	531	4.09	217	1.61	446	3.28	647	4.66

Total consumer loans	4,561	2.51	4,473	2.41	6,263	3.31	6,264	3.26	5,445	2.80

Total net charge-offs	$9,493	1.60%	$8,254	1.39%	$10,098	1.71%	$107,450	16.87%	$15,886	2.45%

*Represents an annualized rate

     The increase in net charge-offs for the quarter ended March 31, 2012 as compared with the prior quarter was primarily the result of the higher residential and commercial charge-offs related to covered loans.

     The following table details classified assets by category.

	March 31, 2012			December 31, 2011

CLASSIFIED ASSETS (dollars in thousands)	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified

Residential loans
Residential 1-4 family	$734	$8,916	$9,650	$734	$7,232	$7,966
Residential land	133	1,586	1,719	253	1,518	1,771

Total residential loans	867	10,502	11,369	987	8,750	9,737

Commercial loans
Commercial business	2,702	9,058	11,760	4,386	9,466	13,852
Commercial real estate	21,871	40,789	62,660	22,569	39,936	62,505
Commercial construction	---	261	261	588	261	849
Commercial land	2,553	10,126	12,679	3,516	10,697	14,213

Total commercial loans	27,126	60,234	87,360	31,059	60,360	91,419

Consumer loans
Home equity	1,690	10,905	12,595	1,359	8,087	9,446
Manufactured housing	---	2,785	2,785	---	3,461	3,461
Marine	---	63	63	15	231	246
Other consumer	41	141	182	89	256	345
Total consumer loans	1,731	13,894	15,625	1,463	12,035	13,498

Total classified loans	29,724	84,630	114,354	33,509	81,145	114,654
Other repossessed assets acquired	11,363	10,455	21,818	7,550	12,937	20,487

Total classified assets	$41,087	$95,085	$136,172	$41,059	$94,082	$135,141

Classified assets/FFCH tier 1 capital + ALLL		25.53%	36.56%		25.15%	36.12%

Allowance for Loan Losses

     First Federal maintains an allowance for loan losses (the “allowance”) which is management’s best estimate of probable losses inherent in the outstanding loan portfolio. The allowance is periodically decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. The factors that are considered in determining the level of the allowance include First Federal’s assessment of current economic conditions, the composition of the loan portfolio, historical trends in the loan portfolio, historical loss experience by categories of loans, ongoing loan monitoring and reviews, impaired loan values and trends, the value of underlying collateral, concentrations of credit, regulatory examination results, and other factors indicative of potential losses remaining in the portfolio.

     A committee consisting of members of lending management, credit risk management, and accounting meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. First Federal utilizes an external firm to review the loan quality and reports the results of its reviews to executive management and Audit Committee of Board of Directors on a quarterly basis. Such reviews also assist management in validating the accuracy of the credit risk rating process and establishing the level of the allowance.

     The portfolio evaluation and allowance calculation process segregates the allowance into two components, allocated and unallocated, as appropriate. To arrive at the allocated component of the allowance, First Federal combines estimates of the allowance needed for loans analyzed individually and on a pooled basis. The result of the calculation may determine that there is an unallocated portion. As of March 31, 2012, there was no unallocated portion in the allowance for loan losses, In addition to being used to categorize risk, First Federal’s internal credit risk rating system is used to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

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

     Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is determined by estimating the loss inherent in each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral.

     The following table sets forth the changes in the allowance.

	Quarters Ended

(in thousands)	March 31, 2012	March 31, 2011

Balance, beginning of period	$53,524	$88,349
Provision for loan losses	6,745	12,675

Charge-offs	(10,071)	(16,979)
Recoveries	578	1,093

Net charge-offs	(9,493)	(15,886)

Balance, end of period	$50,776	$85,138

     The allowance for loan losses was $50.8 million at March 31, 2012 or 2.16% of total loans, compared with $53.5 million or 2.24% of total loans at December 31, 2011 and $85.1 million or 3.33% of total loans at March 31, 2011. The decreases were primarily the result of the continued improvement in historical loss factors and stable credit metrics since the bulk loan sale in October 2011. The allowance for loan losses at March 31, 2012 was 2.28% of loans excluding covered loans, and represented 1.48 times coverage of the non-covered nonperforming loans.

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

Other Assets

     Other assets totaled $95.7 million at March 31, 2012, a decrease of $3.2 million or 3.2% from December 31, 2011 and a decrease of $13.2 million or 12.1% from March 31, 2011. The decrease from December 31, 2011 was primarily the result of current tax adjustments as well as a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion from a thrift to a state-chartered commercial bank due to a difference in South Carolina tax laws for banks versus thrifts. The decrease from March 31, 2011 was primarily the result of the above mentioned factors as well as federal tax refunds received during the twelve month period and reductions in OREO levels.

Deposits

     Deposits totaled $2.3 billion at March 31, 2012, an increase of $25.3 million or 1.1% over December 31, 2011 and a decrease of $80.3 million or 3.4% from March 31, 2011. Core deposits, which include checking, savings, and money market accounts, totaled $1.3 billion at March 31, 2012, an increase of $74.7 million or 6.1% over December 31, 2011 and an increase of $134.2 million or 11.4% over March 31, 2011. The increase over December 31, 2011 was primarily the result of a net addition in the number of deposit accounts as well as a seasonal fluctuation. The increase over March 31, 2011 was primarily the result of new retail deposit products introduced during 2011 as well as several marketing initiatives during the last twelve months to attract and retain core deposits. Time deposits at March 31, 2012 totaled $958.1 million, a decrease of $49.4 million or 4.9% from December 31, 2011 and a decrease of $214.5 million or 18.3% from March 31, 2011. The decreases were primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits and lower funding needs relative to asset growth during the last twelve months.

Borrowed Funds

     Borrowed funds are comprised of advances from the Federal Home Loan Bank (“FHLB”) and long-term debt. Borrowings totaled $580.2 million at March 31, 2012, a decrease of $28.0 million or 4.6% from December 31, 2011 and a decrease of $28.5 million or 4.7% from March 31, 2011. The decreases were primarily the result of a shift in funding mix due to the growth of core deposits.

Capital

     Shareholders’ equity at March 31, 2012 was $278.0 million, essentially unchanged from December 31, 2011 and a decrease of $33.5 million or 10.7% from March 31, 2011. The decrease was primarily the result of net operating results during the last twelve months combined with a reduction in accumulated other comprehensive income during the period related to investment securities valuations. First Financial and First Federal’s regulatory capital ratios are in excess of “well-capitalized” minimums, as presented in the following table.

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
First Financial
Equity to assets	8.84%	8.81%	8.37%	8.27%	9.43%
Tangible common equity to tangible assets (non-GAAP)	6.70	6.67	6.27	6.08	6.40
Book value per common share	$ 12.89	$ 12.84	$ 12.31	12.20	$ 14.92
Tangible book value per common share (non-GAAP)	12.75	12.69	12.16	11.83	12.65
Dividends paid per common share, authorized	0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

	Regulatory Minimum for “Well-Capitalized”
Tier 1 leverage capital ratio[1]	5.00%	10.22%
Tier 1 risk-based capital ratio[1]	6.00	14.81
Total risk-based capital ratio[1]	10.00	16.08

First Federal[2]
Leverage capital ratio	5.00%	9.00%	8.92%	8.26%	7.48%	8.58%
Tier 1 risk-based capital ratio	6.00	13.05	12.35	11.26	10.07	11.51
Total risk-based capital ratio	10.00	14.32	13.61	12.53	11.33	12.78

[1]

The quarter ended March 31, 2012 represents the first period holding company ratios for First Financial are required to be filed with the Federal Reserve Bank included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies . The capital ratios presented above for the holding company are considered preliminary until the regulatory report is filed with the Federal Reserve Bank.

[2]

Capital ratios for the quarter ended March 31, 2012 for First Federal Bank are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income (the “Call Report”). Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.

     As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides guidance that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9% for the first three years as a member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.00% at March 31, 2012.

     On March 29, 2012, the U.S. Treasury completed the sale of its $65 million Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”) investment in First Financial to private investors through a registered public offering at $873.51 per share. There was no impact to First Financial’s financial condition or operating results due to the transaction. On April 30, 2012, First Financial declared a quarterly cash dividend of $12.50 per preferred share payable on May 15, 2012 to preferred shareholders of record as of May 5, 2012.

     On April 30, 2012, First Financial declared a quarterly cash dividend of $0.05 per common share, payable on May 29, 2012 to common shareholders of record as of May 14, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

     Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2011 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business. See Note 9 to the Consolidated Financial Statements for additional information.

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

     As of March 31, 2012, First Federal had the capacity to borrow an additional $793.6 million with the FHLB of Atlanta, the Federal Reserve, and through federal funds lines with three unaffiliated banks. None of the federal funds lines had outstanding balances at March 31, 2012.

First Financial Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, and additional borrowings or stock offerings. Potential uses of First Financial’s cash and cash equivalents include divided and interest payments, operating expenses, or capital contributions to its subsidiaries including First Federal. As of March 31, 2012, First Financial had cash and cash equivalents of $35.9 million, compared with $39.0 million at December 31, 2011. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders. In April 2012, the Board of Directors approved a $10.0 million downstream of capital to First Federal to support recent acquisition activities.

Asset and Liability Management

     First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. First Federal’s market risk arises primarily from interest rate risk inherent in its lending, deposit-gathering, and other funding activities. The structure of its loan, investment, deposit, and borrowing portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in agency securities, agency and private label mortgage-backed securities, asset-backed and collateralized debt securities including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s ALCO and Investment Committee. ALCO activities are summarized and reviewed quarterly with the Board of Directors.

Interest Rate Risk

     The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. An objective of First Federal’s asset/liability management policy is to maintain a balanced risk profile so that variations to net interest income stay within policy limits. A sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis. Asset/liability management is the process by which First Federal evaluates and changes, when appropriate, the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency, and magnitude of change in market interest rates. Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to maintain this vulnerability within board limits.

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

     Based on gap analysis, rate-sensitive assets repricing within one year exceeded rate-sensitive liabilities repricing within one year by $197.2 million or 6.27% of total assets as of March 31, 2012, compared with rate-sensitive liabilities repricing within one year exceeding rate-sensitive assets repricing within one year by $66.0 million or 2.10% of total assets as of December 31, 2011. The change reflects a more asset-sensitive position than at December 31, 2011 primarily the result of shortening the maturity profile of assets due to higher loan prepayments. Repricing gap analysis is limited in its ability to measure interest rate sensitivity. The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch. This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the analysis are estimates of prepayments on fixed-rate loans and mortgage-backed securities in a one-year period and expectations that under current interest rates, certain advances from the FHLB of Atlanta will not be called and loans will not reprice due to floors. Also included in the analysis are estimates of core deposit decay rates, based on recent studies and regression analysis of core deposits.

     First Federal is slightly asset sensitive and a positive gap normally indicates that a rise in market rates would have a positive effect on net interest income. The opposite would generally occur when an institution has a negative gap position.

     Net interest income simulations were performed as of March 31, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming a static balance sheet composition. If market interest rates were to increase immediately by 100 basis points, net interest income would be expected to be essentially unchanged from what it would be if rates were to remain at March 31, 2012 levels. If market interest rates were to increase immediately by 200 basis points, net interest income would be expected to decrease by 0.61% from what it would be if rates were to remain at March 31, 2012 levels. The projected decrease is the result of some of the shorter term liabilities repricing immediately while the loans will reprice over a longer period based on contractual repricing dates at a smaller rate increment due to interest rate floors. Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at March 31, 2012 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 7.77% and increase by 10.00%, respectively, from where it would be if rates were to remain at March 31, 2012 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

Item 4. Controls and Procedures

          a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on their evaluation, First Financial’s Chief Executive Officer and its Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of March 31, 2012, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2012, First Financial believes that such litigation will not materially affect First Financial’s consolidated financial position or results of operations.

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

2.1

Purchase and Assumption Agreement, dated as of April 27, 2012, by and among the Federal Deposit Insurance Corporation, receiver of Plantation Federal Bank, Paw leys Island, South Carolina, First Federal Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity

3.1	First Financial’s Amended and Restated Bylaws (incorporated by reference to First Financial’s Form 8-K filed on March 23, 2012)

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101*

The following material from First Financial’s Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statement of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows, and 6) Notes to Consolidated Financial Statements

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: May 9, 2012	/s/ Blaise B. Bettendorf
Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)