Form 10-Q
period 2012-06-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2012-08-09
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
Or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to __________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).                                  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012

Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011	June 30, 2011

ASSETS
Cash and due from banks	$62,831	$61,400	$60,905
Interest-bearing deposits with banks	7,270	15,275	4,094

Total cash and cash equivalents	70,101	76,675	64,999
Investment securities
Securities available for sale, at fair value	244,059	404,550	418,967
Securities held to maturity at amortized cost, approximate fair value $22,523, $23,242, and $23,879, respectively	20,014	20,486	21,977
Nonmarketable securities	29,327	32,694	37,626

Total investment securities	293,400	457,730	478,570
Loans	2,632,483	2,385,457	2,372,069
Less: Allowance for loan losses	48,799	53,524	55,491

Net loans	2,583,684	2,331,933	2,316,578
Loans held for sale	72,402	48,303	84,288
FDIC indemnification asset, net	77,311	51,021	58,926
Premises and equipment, net	82,394	79,979	81,001
Bank owned life insurance	10,000	---	---
Other intangibles, net	8,931	2,401	2,571
Other assets	105,951	98,922	129,332
Assets of discontinued operations	---	---	5,279

Total assets	$3,304,174	$3,146,964	$3,221,544

LIABILITIES
Deposits
Noninterest-bearing checking	$359,553	$279,519	$234,478
Interest-bearing checking	502,530	429,698	437,179
Savings and money market	731,428	522,496	506,236
Retail time deposits	934,245	791,544	854,202
Wholesale time deposits	175,446	215,941	283,650

Total deposits	2,703,202	2,239,198	2,315,745
Advances from FHLB	233,000	561,000	557,500
Long-term debt	47,204	47,204	47,204
Other liabilities	33,504	22,384	29,432
Liabilities of discontinued operations	---	---	5,099

Total liabilities	3,016,910	2,869,786	2,954,980

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at June 30, 2012, December 31, 2011, and June 30, 2011, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares, issued 21,465,163 shares at June 30, 2012, December 31, 2011 and June 30, 2011, respectively	215	215	215
Additional paid-in capital	196,409	196,002	195,597
Treasury stock at cost, 4,938,411 shares at June 30, 2012, December 31, 2011, and June 30, 2011, respectively	(103,563)	(103,563)	(103,563)
Retained earnings	198,100	187,367	174,300
Accumulated other comprehensive (loss) income	(3,898)	(2,844)	14

Total shareholders’ equity	287,264	277,178	266,564

Total liabilities and shareholders’ equity	$3,304,174	$3,146,964	$3,221,544

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,

(in thousands, except per share data)	2012		2011	2012		2011

INTEREST INCOME
Interest and fees on loans		$35,643	$34,497		$68,119	$69,341
Interest and dividends on investments		3,538	4,527		7,405	9,301
Other		162	448		178	1,014

Total interest income		39,343	39,472		75,702	79,656

INTEREST EXPENSE
Interest on deposits		3,981	5,929		7,932	12,808
Interest on borrowed money		3,649	4,127		7,805	8,145

Total interest expense		7,630	10,056		15,737	20,953

NET INTEREST INCOME		31,713	29,416		59,965	58,703
Provision for loan losses		4,697	77,803		11,442	90,478

Net interest income (loss) after provision for loan losses		27,016	(48,387)		48,523	(31,775)
NONINTEREST INCOME
Service charges and fees on deposit accounts		7,558	6,982		14,860	13,363
Mortgage and other loan income		4,372	2,051		7,807	3,175
Trust and plan administration		1,078	1,116		2,159	2,228
Brokerage fees		875	657		1,539	1,323
Other		699	670		1,468	1,345
Other-than-temporary impairment on investment securities		(145)	(54)		(214)	(176)
Gain on acquisition		14,550	---		14,550	---
Gain on sale of investments		3,543	---		3,543	1,419

Total noninterest income		32,530	11,422		45,712	22,677

NONINTEREST EXPENSE
Salaries and employee benefits		15,212	15,373		30,354	32,769
Occupancy costs		2,933	2,117		5,200	4,325
Furniture and equipment		1,893	1,769		3,702	3,594
Other real estate expenses, net		134	800		664	667
FDIC insurance and regulatory fees		761	850		1,747	2,334
Professional services		1,816	1,094		3,247	2,420
Advertising and marketing		972	810		1,628	1,803
Other loan expense		1,283	1,099		2,634	2,024
Intangible amortization		368	82		458	164
Other expense		5,353	3,976		9,800	8,015
FHLB prepayment termination charge		8,525	---		8,525	---
Goodwill impairment		---	630		---	630

Total noninterest expense		39,250	28,600		67,959	58,745

Net income (loss) from continuing operations before taxes		20,296	(65,565)		26,276	(67,843)
Income tax expense (benefit) from continuing operations		7,712	(25,288)		11,953	(26,201)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS		12,584	(40,277)		14,323	(41,642)
Loss from discontinued operations, net of tax		---	(2,724)		---	(1,789)

NET INCOME (LOSS)		12,584	(43,001)		14,323	(43,431)
Preferred stock dividends		812	813		1,625	1,625
Accretion on preferred stock discount		158	149		314	295

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS		$11,614	$(43,963)		$12,384	$(45,351)

Net income (loss) per common share from continuing operations
Basic		$0.70	$(2.50)		$0.75	$(2.64)
Diluted		0.70	(2.50)		0.75	(2.64)
Net loss per common share from discontinued operations
Basic	$	---	$(0.16)	$	---	$(0.11)
Diluted		---	(0.16)		---	(0.11)
Net income (loss) per common share
Basic		$0.70	$(2.66)		$0.75	$(2.75)
Diluted		0.70	(2.66)		0.75	(2.75)
Average common shares outstanding
Basic		16,527	16,527		16,527	16,527
Diluted		16,528	16,527		16,528	16,527

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2012	2011	2012	2011

NET INCOME (LOSS)	$12,584	$(43,001)	$14,323	$(43,431)
OTHER COMPREHENSIVE LOSS
Unrealized loss on securities available for sale	(2,683)	(606)	(1,437)	(3,512)
Less: Reclassification of other-than-temporary loss included in income for the period	(145)	(54)	(214)	(176)
Tax benefit	1,164	290	597	1,427

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,664)	(370)	(1,054)	(2,261)

TOTAL COMPREHENSIVE INCOME (LOSS)	$10,920	$(43,371)	$13,269	$(45,692)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

					Additional Paid- in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Preferred Stock		Common Stock
(in thousands, except per share data)	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2010	65	$1	16,527	$215	$195,090	$(103,563)	$221,304	$2,275	$315,322
Net loss							(43,431)		(43,431)
Other comprehensive loss, net of tax								(2,261)	(2,261)
Stock based compensation expense					212				212
Accretion of preferred stock					295		(295)		---
Cash dividends
Common stock ($0.05 per share)							(1,653)		(1,653)
Preferred stock ($12.50 per share)							(1,625)		(1,625)

Balance at June 30, 2011	65	$1	16,527	$215	$195,597	$(103,563)	$174,300	$14	$266,564

Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178
Net income							14,323		14,323
Other comprehensive loss, net of tax								(1,054)	(1,054)
Stock based compensation expense					93				93
Accretion of preferred stock					314		(314)		---
Cash dividends
Common stock ($0.05 per share)							(1,651)		(1,651)
Preferred stock ($12.50 per share)							(1,625)		(1,625)

Balance at June 30, 2012	65	$1	16,527	$215	$196,409	$(103,563)	$198,100	$(3,898)	$287,264

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Operating Activities
Net Income (loss)	$14,323	$(43,431)
Less: loss from discontinued operations	---	(1,789)
Net income (loss) from continuing operations	14,323	(41,642)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	11,442	90,478
Depreciation	3,279	2,884
Amortization of intangibles	458	164
Net decrease (increase) in current & deferred income tax	9,712	(24,873)
Mark-to-market adjustments	(4,027)	(3,227)
Fair value of adjustments on other real estate owned	4,372	2,705
Amortization (accretion) of unearned premiums/discounts on investments, net	892	(731)
Other-than-temporary impairment losses	214	176
Loans originated for sale	(373,100)	(129,365)
Proceeds from loans held for sale	355,863	134,775
Gain on sale of loans, net	(6,862)	(876)
Gain on sale of other real estate owned, net	(1,813)	(657)
Gain on sale of investments	(3,543)	(1,419)
Gain on sale of premises and equipment	(149)	(82)
Gain on acquisition	(14,550)	---
Recognition of stock-based compensation expense	93	212
Decrease in prepaid FDIC insurance premium	1,370	1,883
FDIC reimbursement of covered asset losses	8,124	10,425
Goodwill impairment	---	630
Other	(1,639)	(784)
Discontinued operations, net	---	(6,225)
Net cash provided by operating activities	4,459	34,451

Investing Activities
Securities available-for-sale
Proceeds from sales	207,171	1,419
Proceeds from maturities, calls and payments	54,626	50,826
Purchases	(86,592)	(100,673)
Proceeds from maturities, calls and payments, securities held to maturity	672	---
Redemption of FHLB and purchase of Federal Reserve stock, net	3,367	3,647
Purchase of life insurance cash surrender value	(10,000)	---
Plantation acquisition, net of cash received	126,225	---
Liberty branch acquisition, net of cash received	84,194	---
Decrease in loans, net	26,724	11,897
Proceeds from sales of other real estate owned	14,834	7,599
Proceeds from sale of business	---	38,000
Increase in property and equipment, net	(4,012)	(1,997)
Discontinued operations, net	---	(33)
Net cash provided by investing activities	417,209	10,685

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Financing Activities
Increase in demand and savings deposits, net	88,737	67,428
Decrease in time deposits, net	(157,348)	(161,213)
(Repayments of) proceeds from FHLB advances, net	(356,355)	60,500
Dividends paid on common stock	(1,651)	(1,653)
Dividends paid on preferred stock	(1,625)	(1,625)
Net cash used by financing activities	(428,242)	(36,563)

Net (decrease) increase in cash and cash equivalents	(6,574)	8,573

Cash and cash equivalents at beginning of period, continuing operations	76,675	53,404
Cash and cash equivalents at beginning of period, discontinued operations	---	3,022
Cash and cash equivalents at beginning of period	76,675	56,426

Cash and cash equivalents at end of period, continuing operations	70,101	64,999
Cash and cash equivalents at end of period, discontinued operations	---	---
Cash and cash equivalents at end of period	$70,101	$64,999

Supplemental disclosures
Cash paid during the period for
Interest	$17,572	$23,682
Income taxes	1,651	3,282
FHLB prepayment termination charge	8,525	---
Loans foreclosed	14,260	17,673
Loans securitized into mortgage-backed securities	292,403	111,846
Unrealized loss on securities available for sale, net of tax	(1,054)	(2,261)

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

NOTE 1. Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

     Certain amounts have been reclassified to conform with the current year presentation. First Financial’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on December 13, 2011. For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2011 Annual Report on Form 10-K.

     First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the accompanying consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004 and there remains $46.4 million outstanding at June 30, 2012. The net proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital for First Financial and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders and, consequently, First Financial is not exposed to loss related to this VIE.

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

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

     This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes principles or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The adoption of ASU 2011-04 was effective for reporting periods beginning on or after December 15, 2011 and is included in Note 8 to the Consolidated Financial Statements.

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

NOTE 2. Acquisitions

     Acquisitions are accounted for in accordance with ASC 805, Business Combinations, and assets acquired and liabilities assumed are recorded at their estimated fair value as of acquisition date. Determining the fair value of the assets and liabilities, especially the loan portfolio and other real estate owned (“OREO”), is a complicated process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value assigned to loans and OREO, are preliminary and subject to refinement for up to one year after the closing date of the acquisition, as additional information becomes available. In addition, acquisition-related costs are recognized as period expenses as they are incurred.

Liberty Savings Bank Branch Acquisition

     On April 20, 2012, First Federal acquired five branches from Liberty Savings Bank (“Liberty”) in the Hilton Head, South Carolina market and the transaction included $22.2 million of performing loans and $113.2 million of deposits, as of the transaction date. First Federal consolidated three of the acquired branches with existing First Federal financial centers, adding a net of two new financial centers in the Hilton Head market. The acquired loans and time deposits were recorded at their estimated fair value based on expected contractual cash flows, which were discounted at current market rates. The estimated fair value for the loans did not include a discount for credit quality as they were all performing loans as of the acquisition date. First Federal also recorded an intangible asset totaling $5.2 million, which represented the estimated fair value of the assumed core deposits (noninterest-bearing checking, interest-bearing checking, savings, and money market accounts) as well as the estimated value of a non-compete agreement between First Federal and Liberty. The amortization of the purchase accounting adjustments for the loans and time deposits is recorded in net interest income while the amortization of the intangible asset is recorded in noninterest expense on the Consolidated Statements of Operations.

Plantation Federal Bank FDIC-Assisted Acquisition

     On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Plantation (the “Transaction”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (the “P&A Agreement”). The Transaction included all six branch offices of Plantation, which now operate as branches of First Federal.

     In connection with the Transaction, the FDIC made a cash payment to First Federal of $46.0 million, and First Federal did not pay the FDIC a premium to assume the customer deposits. The P&A Agreement includes a customary loss sharing agreement with the FDIC, which covers $216.2 million at carrying value of acquired commercial loans and commercial OREO ($169.5 million at estimated fair value). First Federal will share in the losses on the covered asset pools and the FDIC is obligated to reimburse First Federal for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred through $55 million in losses. First Federal absorbs losses greater than $55 million up to $65 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries with respect to the covered assets. The loss share agreement provides for FDIC loss sharing for five years and First Federal reimbursement to the FDIC for eight years.

     The fair value of the loans acquired was estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds. Loans with an estimated fair value of $139.8 million with credit deterioration were acquired and accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. First Federal estimated the fair value of the ASC 310-30 loans based on projected cash flows, the type of loan and related collateral, risk rating classification status and current market interest rates. Loans were grouped into pools according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Federal also estimated the amount of credit losses that are expected to be realized for the loan portfolio by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful. Certain amounts related to these loans were estimates, such as “as-is” and liquidation collateral values provided for by appraisers, and are highly subjective. The discount rates take into consideration the current market interest rate environment and a credit risk component based on the credit characteristics of each loan pool. The accretion of the fair value discount on the acquired loans is recorded in net interest income on the Consolidated Statements of Operations. The accretion of the fair value discount on the acquired OREO is recorded in noninterest expense on the Consolidated Statements of Operations.

     The fair value of the FDIC indemnification asset associated with the covered assets was estimated at $34.3 million using projected cash flows related to the loss sharing agreement, based on the expected reimbursement for loses and the applicable loss sharing percentages for each loss tranche. The expected cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The amount that First Federal realizes on the FDIC indemnification asset could differ materially from the carrying value, based on the timing and amount of collections on the acquired covered assets in future periods. To the extent the actual values realized are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss share support from the FDIC. There is no contractual interest rate associated with the FDIC indemnification asset; however, a present value discount was recorded against the initial balance of the FDIC indemnification asset and this discount is accreted into net interest income on the Consolidated Statement of Operations. A true-up payment related to the FDIC indemnification was established totaling $3.5 million and the estimated fair value included a present value discount. The true-up payment was recorded in other liabilities on the Consolidated Balance Sheets and the amortization of the fair value discount is recorded in noninterest expense on the Consolidated Statements of Operations.

     For the other assets acquired and liabilities assumed, First Federal used various methods to estimate fair value as of the acquisition date. For the investment securities and advances from the FHLB, the fair value was estimated using quoted or current market prices, including applicable prepayment termination charges. The fair value of time deposits was estimated based on expected contractual cash flows, which were discounted at current market rates. The accretion of the discount on the time deposits is recorded in net interest income on the Consolidated Statements of Operations. First Federal recorded a core deposit intangible representing the fair value of the assumed core deposits and the amortization of this intangible is recorded in noninterest expense on the Consolidated Statements of Operations.

     During the three months ended June 30, 2012 a bargain purchase gain of $14.6 million was recorded in noninterest income on the Consolidated Statements of Operations. A deferred tax liability of $5.6 million representing the difference between the financial statement and tax bases of the assets acquired and liabilities assumed was recorded in other liabilities on the Consolidated Balance Sheets. The bargain purchase gain represents the amount by which the estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed, adjusted for the discount bid cash payment received from the FDIC as well as the establishment of the FDIC indemnification asset and its associated true-up payment.

     Due to the significant amount of fair value adjustments, the resulting accretion and amortization of those adjustments and the protection resulting from the FDIC loss share agreement, historical operating results for Plantation are not relevant to First Federal’s ongoing results of operations. The following table presents the assets acquired and liabilities assumed as of April 27, 2012, including the purchase accounting adjustments.

Statement of Assets Acquired and Liabilities Assumed As of April 27, 2012

(in thousands)

	Balances Acquired from the FDIC	Fair Value Adjustments			As Recorded by First Federal

ASSETS
Cash and due from banks	$71,535	$	---		$71,535
Interest-bearing deposits with banks	8,690		---		8,690

Total cash and cash equivalents	80,225		---		80,225
Investment securities
Securities available for sale, at fair value	10,824		---		10,824
Nonmarketable securities	3,307		---		3,307

Total investment securities	14,131		---		14,131
Loans	326,558		(47,907)	[1]	278,651
FDIC indemnification asset, net	---		34,300	[2]	34,300
Other real estate owned	25,260		(14,524)	[3]	10,736
Other intangibles, net	---		1,710	[4]	1,710
Other assets	1,263		---		1,263

Total assets acquired	$447,437		$(26,421)		$421,016

LIABILITIES
Deposits
Noninterest-bearing checking	$25,942	$	---		$25,942
Interest-bearing checking	34,806		---		34,806
Savings and money market	127,043		---		127,043
Retail time deposits	229,313		2,174	[5]	231,487
Wholesale time deposits	651		---		651

Total deposits	417,755		2,174		419,929
Advances from FHLB	28,000		355	[6]	28,355
Deferred tax liability	---		5,583	[7]	5,583
Other liabilities	533		3,500	[8]	4,033

Total liabilities assumed	446,288		$11,612		457,900

Excess of liabilities assumed over assets acquired	$1,149				$(36,884)

Explanation of fair value adjustments
[1] Reflects the fair value adjustments based on First Federal’s evaluation of the acquired loan portfolio.
[2] Reflects the estimated fair value of payments First Federal anticipates receiving from the FDIC under the loss share agreement.
[3] Reflects estimated OREO losses based on First Federal’s evaluation of the acquired OREO.
[4] Reflects recording the core deposit intangible on the acquired core deposits.
[5] Adjusts for interest rates that are higher than rates available on similar deposits as of the acquistion date.
[6] Reflects the fair value as quoted by the FHLB.
[7] Establishes the deferred tax liability of the gain on acquisition.
[8] Establishes the true-up payment that may be owed to the FDIC at the end of the loss share agreement.

     As of June 30, 2012, there have been no adjustments or changes to the initial fair values.

     Under the P&A Agreement, First Federal has options to acquire at fair market value any bank premises and equipment that were owned by, or assume any leases relating to bank premises leased by, Plantation and to assume or reject service provider contracts. First Federal has indicated its intention to purchase Plantation’s Pawleys Island location for $2.8 million, and the closing is expected to occur during the third quarter of 2012. First Federal will consolidate an existing financial center into the former Plantation location and will consolidate Plantation’s remaining two coastal locations into First Federal’s existing financial centers during the third quarter of 2012, for no net increase in financial centers along the South Carolina coast. First Federal will assume the leases associated with the three locations in the Greenville, South Carolina market and those financial centers will remain open. First Federal will acquire certain fixed assets totaling $625 thousand associated with the former Plantation locations during the third quarter of 2012.

Note 3. Investment Securities

     The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of June 30, 2012						As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,490		$26	$	---	$1,516	$1,790		$33	$	---	$1,823
State and municipal obligations	450		31		---	481	450		38		---	488
Collateralized debt obligations	6,696		329		3,484	3,541	7,012		---		3,765	3,247
Mortgage-backed securities	41,627		1,984		9	43,602	80,696		3,719		16	84,399
Collateralized mortgage obligations	192,592		1,344		5,559	188,377	312,124		3,289		6,118	309,295
Other securities	5,959		828		245	6,542	5,582		56		340	5,298

Total securities available for sale	$248,814		$4,542		$9,297	$244,059	$407,654		$7,135		$10,239	$404,550

Securities held to maturity
State and municipal obligations	$19,513		$2,509	$	---	$22,022	$19,978		$2,756	$	---	$22,734
Certificates of deposit	501		---		---	501	508		---		---	508

Total securities held to maturity	$20,014		$2,509	$	---	$22,523	$20,486		$2,756	$	---	$23,242

Nonmarketable securities
Federal Home Loan Bank stock	$25,116	$	---	$	---	$25,116	$32,694	$	---	$	---	$32,694
Federal Reserve Bank stock	4,211		---		---	4,211	---		---		---	---

Total nonmarketable securities	$29,327	$	---	$	---	$29,327	$32,694	$	---	$	---	$32,694

     Securities with a fair market value of $135.4 million at June 30, 2012 and $237.8 million at December 31, 2011 were pledged to secure public and certain customer deposits, repurchase agreements, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Reserve Bank of Richmond. During the three months ended June 30, 2012 mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold, generating a $3.5 million gain ($2.2 million after-tax). All of the sold investment securities were classified as Level 2 fair value financial instruments and had not previously recorded an other-than-temporary impairment (“OTTI”) charge. As of June 30, 2012, Bank of America was the only issuer whose investment position exceeded 10% of shareholders’ equity, representing 16.2% of shareholders’ equity.

     The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2012

(in thousands)	Amortized Cost		Fair Value

Securities available for sale
Due within one year	$	---	$	---
Due after one year through five years		1,490		1,516
Due after five years through ten years		1,005		1,067
Due after ten years		9,595		6,268

		12,090		8,851
Mortgage-backed securities		41,627		43,602
Collateralized mortgage obligations		192,592		188,377
Other securities with no stated maturity		2,505		3,229

Total		$248,814		$244,059

Securities held to maturity
Due within one year		$3,196		$3,319
Due after one year through five years		---		---
Due after five years through ten years		1,514		1,589
Due after ten years		15,304		17,615

Total		$20,014		$22,523

     The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months					12 Months or Longer			Total

June 30, 2012 (dollars in thousands)	#	Fair Value		Unrealized Losses		#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	---	$	---	$	---	14	$2,885	$3,484	14	$2,885	$3,484
Mortgage-backed securities	3		301		1	1	574	8	4	875	9
Collateralized mortgage obligations	12		65,435		2,041	17	57,306	3,518	29	122,741	5,559
Other securities	1		990		10	1	761	235	2	1,751	245

Total	16		$66,726		$2,052	33	$61,526	$7,245	49	$128,252	$9,297

	Less than 12 Months			12 Months or Longer			Total

December 31, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$260	$47	14	$2,987	$3,718	15	$3,247	$3,765
Mortgage-backed securities	---	---	---	1	577	16	1	577	16
Collateralized mortgage obligations	16	88,673	3,359	14	34,310	2,759	30	122,983	6,118
Other securities	2	1,977	29	1	685	311	3	2,662	340

Total	19	$90,910	$3,435	30	$38,559	$6,804	49	$129,469	$10,239

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

     At June 30, 2012, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the three and six months ended June 30, 2012, credit-related OTTI of $145 thousand and $214 thousand, respectively, were recorded in “Other-than-temporary-impairment on investment securities” on the Consolidated Statements of Operations. The total carrying value of securities affected by credit-related OTTI represents 10.0% of the carrying value of First Financial’s investment portfolio at June 30, 2012, which does not materially impact First Financial’s current liquidity and capital positions.

Collateralized Debt Obligations

     The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions in pooled issuances. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans, and level of broker deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The model assigns assumptions for constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The projected cash flows were compared to book value to determine the amount of OTTI, if any.

     The following table provides information regarding the CDO portfolio characteristics and OTTI losses.

Collateralized Debt Obligations at June 30, 2012

(in thousands)						Six Months Ended June 30, 2012 OTTI [1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss (Gain)	Credit Portion		Other		Total

ALESCO I	Pooled	B-1	$531	$262	$269	$	---	$	---	$	---
ALESCO II	Pooled	B-1	361	284	77		---		---		---
MCAP III	Pooled	B	287	136	151		---		---		---
MCAP IX	Pooled	B-1	306	148	158		---		---		---
MCAP XVIII	Pooled	C-1	179	70	109		---		---		---
PRETZL XI	Pooled	B-1	853	308	545		---		---		---
PRETZL XIII	Pooled	B-1	325	122	203		---		---		---
PRETZL IV	Pooled	MEZ	117	54	63		---		---		---
PRETZL VII	Pooled	MEZ	325	205	120		---		---		---
PRETZL XII	Pooled	B-2	533	312	221		---		---		---
PRETZL XIV	Pooled	B-1	634	199	435		30		---		30
TRPREF II	Pooled	B	652	256	396		---		---		---
USCAP II	Pooled	B-1	958	290	668		11		---		11
USCAP III	Pooled	B-1	308	239	69		---		---		---

Subtotal - CDOs in a loss position			6,369	2,885	3,484		41		---		41
PRETZLVI [4]	Pooled	MEZ	327	656	(329)		---		---		---

Total CDOs			$6,696	$3,541	$3,155		$41	$	---		$41

		Dollar Basis

	Lowest Rating	% Performing	% Deferrals / Defaults[2]	Constant Default Rate		Discount Margin[3]

Name				High	Low

ALESCO I	C	79.55%	20.45%	0.99%	0.27%	11.70%
ALESCO II	C	85.78	14.22	1.18	0.32	11.65
MCAP III	CC	58.89	41.11	2.19	0.59	10.50
MCAP IX	D	51.83	48.17	0.77	0.25	16.80
MCAP XVIII	C	65.98	34.02	0.83	0.25	11.05
PRETZL XI	C	67.71	32.29	0.45	0.25	11.60
PRETZL XIII	C	59.15	40.85	0.71	0.25	11.57
PRETZL IV	CCC	72.93	27.07	2.25	0.61	11.00
PRETZL VII	C	36.02	63.98	1.90	0.51	16.80
PRETZL XII	C	66.95	33.05	0.66	0.25	11.62
PRETZL XIV	C	61.33	38.67	0.42	0.25	11.57
TRPREF II	C	61.19	38.81	1.16	0.31	11.92
US CAP II	C	78.73	21.27	0.39	0.25	11.65
USCAP III	C	68.63	31.37	0.43	0.25	11.53
PRETZLVI [4]	D

Total		65.42%	34.58%

[1] Recognized in other-than-temporary impairment on investment securities on the Consolidated Statements of Operations
[2] Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3] Fair market value discount margin to LIBOR
[4] Subsequent to June 30, 2012, PRETZLVI had an auction call in w hich First Federal received its fair value

     As of June 30, 2012, management does not intend to sell these securities, nor is it more likely than not that First Financial will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

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

     The following table presents the investment grades assigned by the rating agencies and OTTI losses for the CMO securities which were in a loss position at June 30, 2012.

(in thousands)	As of June 30, 2012			Six Months Ended June 30, 2012 OTTI[1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion		Other		Total

AAA	1	$1,756	$63	$	---	$	---	$	---
AA	5	33,866	680		---		---		---
A	3	17,664	1,091		---		---		---
BBB	9	20,734	1,338		---		---		---
Below investment grade	11	48,721	2,387		173		---		173

Total	29	$122,741	$5,559		$173	$	---		$173

[1] Recognized in Impairment losses on investment securities on the Consolidated Statements of Operations

     The OTTI in the table above was related to three securities with the following characteristics:

Description	2004 ARM Senior Support	2005 Fixed 5 Year Senior	2004-2005 ARM Super Senior

	As of June 30, 2012

Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	44.48%	76.71%	39.06%
Twelve-month average default rate	6.25	2.21	4.00
60 Day or more delinquency rate	24.27	19.98	8.96

	As of December 31, 2011

Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	38.36%	76.71%	51.57%
Twelve-month average default rate	3.89	1.94	2.97
60 Day or more delinquency rate	28.28	19.23	12.02

     The credit ratings displayed in the above table reflect the lowest credit ratings by the major rating agencies. As of June 30, 2012, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell these securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

     The following table presents the cumulative credit-related losses recognized in earnings.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011

(in thousands)	CDOs	CMOs	Other Securities	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,823	$1,537	$1,100	$8,460	$5,533	$1,355	$1,100	$7,988
Additions
Credit loss for which previous OTTI was recognized	---	145	---	145	54	---	---	54

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,682	$1,100	$8,605	$5,587	$1,355	$1,100	$8,042

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011

	CDOs	CMOs	Securities	Total	CDOs	CMOs	Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,782	$1,509	$1,100	$8,391	$5,411	$1,355	$1,100	$7,866
Additions
Credit loss for which previous OTTI was recognized	41	173	---	214	176	---	---	176

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,682	$1,100	$8,605	$5,587	$1,355	$1,100	$8,042

NOTE 4. Loans and Other Repossessed Assets Acquired

     The following table presents the loan portfolio by major category.

LOANS (in thousands)	June 30, 2012	December 31, 2011

Residential loans
Residential 1-4 family	$1,023,800	$975,405
Residential construction	19,601	15,117
Residential land	56,073	41,612

Total residential loans	1,099,474	1,032,134

Commercial loans
Commercial business	107,804	83,814
Commercial real estate	555,588	456,541
Commercial construction	17,201	16,477
Commercial land	78,011	61,238

Total commercial loans	758,604	618,070

Consumer loans
Home equity	388,534	357,270
Manufactured housing	276,607	275,275
Marine	59,643	52,590
Other consumer	49,621	50,118

Total consumer loans	774,405	735,253

Total loans	2,632,483	2,385,457
Less: Allowance for loan losses	48,799	53,524

Net loans	$2,583,684	$2,331,933

Loans Held For Sale	$72,402	$48,303

     Total loans at June 30, 2012 included $294.6 million of loans acquired at estimated fair value in the Plantation and Liberty transactions. See Note 2 to the Consolidated Financial Statements for additional information regarding acquired loans. The loans held for sale are comprised of residential mortgage loans to be sold in the secondary market, and generally settle in 45 to 60 days.

     On April 10, 2009, First Federal entered into a P & A Agreement with the FDIC to acquire certain assets and liabilities of Cape Fear Bank (“Cape Fear”). For Cape Fear, the entire loan portfolio and OREO is covered under the loss sharing agreement with the FDIC, while the P & A Agreement for Plantation covers commercial loans and commercial OREO. These “covered loans” are included in the table above and totaled $265.0 million at June 30, 2012 ($107.6 million related to Cape Fear and $157.4 million related to

Plantation, compared with $141.4 million at December 31, 2011 (solely Cape Fear covered loans). See Note 5 to the Consolidated Financial Statements for additional information regarding the FDIC indemnification asset associated with these acquisitions.

     The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans

	As of June 30, 2012

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing		Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$1,047	$197	$10,460	$	---	$11,704	$1,012,096	$1,023,800
Residential construction	---	---	---		---	---	19,601	19,601
Residential land	407	68	1,423		---	1,898	54,175	56,073

Total residential loans	1,454	265	11,883		---	13,602	1,085,872	1,099,474

Commercial loans
Commercial business	603	300	1,198		---	2,101	105,703	107,804
Commercial real estate	2,022	992	15,918		---	18,932	536,656	555,588
Commercial construction	---	---	261		---	261	16,940	17,201
Commercial land	675	---	4,577		---	5,252	72,759	78,011

Total commercial loans	3,300	1,292	21,954		---	26,546	732,058	758,604

Consumer loans
Home equity	1,290	727	10,636		---	12,653	375,881	388,534
Manufactured housing	1,249	586	2,197		---	4,032	272,575	276,607
Marine	81	219	29		---	329	59,314	59,643
Other consumer	525	101	306		75	1,007	48,614	49,621

Total consumer loans	3,145	1,633	13,168		75	18,021	756,384	774,405

Total loans	$7,899	$3,190	$47,005		$75	$58,169	$2,574,314	$2,632,483

Total loans excluding covered loans	$5,947	$2,196	$36,646		$75	$44,864	$2,322,633	$2,367,497

1 Included in current loans are $2.9 million of non-covered performing troubled debt restructurings (“TDRs”). Non-covered TDRs include $330 thousand in residential 1-4 family, $693 thousand in commercial business, $1.5 million in commercial real estate, $176 thousand in home equity, and $136 thousand in manufactured housing.

     Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to the borrowers’ ability to repay all contractual principal and interest have been classified as impaired under ASC 310-10-35 and placed on nonaccrual status. The following table summarizes nonperforming assets.

Nonperforming Assets (in thousands)	June 30, 2012	December 31, 2011

Nonaccrual loans	$47,005	$45,178
Loans 90+ days, still accruing	75	121
Restructured loans, still accruing	2,857	2,411

Total nonperforming loans	49,937	47,710
Other repossessed assets acquired	28,191	20,487

Total nonperforming assets	$78,128	$68,197

Total nonperforming loans excluding nonperforming covered loans	$39,478	$30,187

Total nonperforming assets excluding nonperforming covered assets	$47,682	$43,124

     Loans acquired in the Cape Fear and Plantation acquisitions that were performing at the time of acquisition, but have subsequently become nonaccrual are included in the tables above. Nonperforming loans acquired at acquisition are included in the current loan category in the “Age Analysis Past Due Loans” table above and, as such, are not included in the “Nonperforming Assets” table since these loans were adjusted to fair value at the acquisition date and accounted for under ASC 310-30.

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

     In assessing the impairment of a loan and the related reserve required for that loan, various methodologies are employed. Impairment measurement on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate. With respect to most real estate loans, and specifically if the loan is considered to be collected through a probable foreclosure, an approach that estimates the fair value of the underlying collateral is used. The collateral is appraised to reflect estimated realizable value (usually “as is” or liquidation value), with the market value being adjusted for estimated selling costs. First Federal’s policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances. Significant downward trends in the real estate market can adversely affect First Federal’s collateral position. For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral for repayment, re-appraisal would occur earlier than the stated policy if management believes the market conditions have changed such that the existing appraisal may no longer reflect the current market value of the property. At a minimum, at the time a commercial loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan is re-appraised to update the value. In addition to updated appraisals, market bids or current offers may be utilized to estimate current value.

     First Federal maintains a valuation reserve for impaired loans as part of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. A summary of impaired loans, related valuation reserves, and their effect on interest income follows.

Impaired Loans
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Year to Date Average Balance	Interest Income Recognized Year to Date

June 30, 2012
Residential loans
Residential 1-4 family	$6,682	$5,233	$1,048	$6,281	$84	$4,263	$14
Residential land	---	---	---	---	---	---	---

Total residential loans	6,682	5,233	1,048	6,281	84	4,263	14

Commercial loans	.
Commercial business	1,144	1,040	---	1,040	---	2,347	18
Commercial real estate	10,952	7,513	1,729	9,242	536	10,757	54
Commercial construction	311	261	---	261	---	261	---
Commercial land	4,130	1,374	1,120	2,494	310	3,111	---

Total commercial loans	16,537	10,188	2,849	13,037	846	16,476	72

Consumer loans
Home equity	7,134	5,826	---	5,826	---	4,801	3
Manufactured housing	154	137	---	137	---	135	---
Marine	---	---	---	---	---	---	---

Total consumer loans	7,288	5,963	---	5,963	---	4,936	3

Total impaired loans	$30,507	$21,384	$3,897	$25,281	$930	$25,674	$89

December 31, 2011
Residential loans
Residential 1-4 family	$2,366	$1,957	$288	$2,245	$93	$1,637	$10
Residential land	---	---	---	---	---	---	---

Total residential loans	2,366	1,957	288	2,245	93	1,637	10

Commercial loans
Commercial business	4,134	2,143	1,510	3,653	11	3,400	---
Commercial real estate	14,336	8,819	3,453	12,272	967	12,928	10
Commercial construction	311	261	---	261	---	261	---
Commercial land	6,258	2,024	1,704	3,728	327	4,495	---

Total commercial loans	25,039	13,247	6,667	19,914	1,305	21,083	10

Consumer loans
Home equity	4,356	2,978	797	3,775	1	3,017	---
Manufactured housing	155	133	---	133	---	134	---
Marine	---	---	---	---	---	---	---

Total consumer loans	4,511	3,111	797	3,908	1	3,151	---

Total impaired loans	$31,916	$18,315	$7,752	$26,067	$1,399	$25,870	$20

     The total recorded investment in covered impaired loans was $4.8 million as of June 30, 2012. These loans had no specific allowance as of June 30, 2012. The following table rolls forward the accretable yield associated with the ASC-310-30 Cape Fear loans. There were no material changes for the accretable yield associated with the ASC 310-30 Plantation loans.

(in thousands)

Balance, at acquisition		$10,713
2009 accretion	(4,305)
2010 accretion	(4,162)
2011 accretion	(2,684)
2011 reclassification from nonaccretable balance	14,592
2012 accretion	(2,324)
		1,117
Balance, at June 30, 2012		$11,830

     During 2011, First Federal reclassified $14.6 million from the nonaccretable balance to accretable yield for the Cape Fear loans that were impaired at purchase. This reclassification was primarily the result of increased cash flow estimates due to revising loss projections based on actual performance. This amount is recognized as a prospective yield adjustment and will result in incrased interest income over the remaining life of the loan pool.

Troubled Debt Restructuring (“TDR”)

     First Federal accounts for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. In accordance with GAAP, loans acquired under ASC 310-30 are not initially considered to be TDRs. The following table provides a summary of TDRs by accruing status. The TDRs on nonaccrual status are included in the nonperforming asset table above.

Troubled Debt Restructurings
	As of June 30, 2012			As of December 31, 2011

(in thousands)	Still Accruing	Nonaccrual	Total	Still Accruing	Nonaccrual	Total

Residential 1-4 family	$330	$4,177	$4,507	$734	$1,269	$2,003

Commercial loans
Commercial business	693	---	693	700	1,113	1,813
Commercial real estate	1,522	3,522	5,044	977	5,293	6,270
Commercial land	---	2,144	2,144	---	2,192	2,192

Total commercial loans	2,215	5,666	7,881	1,677	8,598	10,275

Consumer loans
Home equity	176	4,886	5,062	---	3,775	3,775
Manufactured housing	136	---	136	---	133	133

Total consumer loans	312	4,886	5,198	---	3,908	3,908

Total loans	$2,857	$14,729	$17,586	$2,411	$13,775	$16,186

     Once a loan is deemed to be a TDR, it is reviewed for potential impairment in accordance with ASC 310-10-35. The following table provides a summary of the loans that were restructured as TDRs during the three and six months ended June 30, 2012 and 2011 and displays the incremental impact to the allowance for loan losses as a result of the modification.

Troubled Debt Restructurings
	As of and for the Three Months Ended June 30, 2012

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure
Residential 1-4	3	$1,652	$1,228	$446	$1,674	$	---
Commercial real estate	---	---	---	---	---		---
Commercial land	---	---	---	---	---		---
Home equity	5	1,049	657	392	1,049		---
Manufactured Housing	---	---	---	---	---		---

Total Restructured Loans	8	$2,701	$1,885	$838	$2,723	$	---

	As of and for the Three Months Ended June 30, 2011

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure
Residential 1-4	---	$ ---	$ ---	$ ---	$ ---	$	---
Commercial real estate	3	1,388	---	1,388	1,388		151
Commercial land	1	1,274	---	1,250	1,250		377
Home equity	2	452	452	---	452		---
Manufactured Housing	1	156	156	---	156		---

Total Restructured Loans	7	$3,270	$608	$2,638	$3,246		$528

[1]Outstanding recorded investment as defined by ASC 310-35-24, includes the loan balance, accrued interest, loan fees or costs, and unamortized premium or discount.

	As of and for the Six Months Ended June 30, 2012

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	4	$2,123	$1,699	$446	$2,145	$	---
Commercial business	---	---	---	---	---		---
Commercial real estate	1	558	---	558	558		---
Commercial land	---	---	---	---	---		---
Home equity	9	2,005	1,613	392	2,005		---
Manufactured Housing	---	---	---	---	---		---

Total Restructured Loans	14	$4,686	$3,312	$1,396	$4,708	$	---

	As of and for the Six Months Ended June 30, 2011

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type			Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$202	$206	$	---	$206	$	---
Commercial business	1	299	---		299	299		---
Commercial real estate	9	5,103	---		5,103	5,103		164
Commercial land	4	13,447	---		11,423	11,423		395
Home equity	2	452	452		---	452		---
Manufactured Housing	1	156	156		---	156		---

Total Restructured Loans	18	$19,659	$814		$16,825	$17,639		$559

[1]Outstanding recorded investment as defined by ASC 310-35-24, includes the loan balance, accrued interest, loan fees or costs, and unamortized premium or discount.

     The following table provides a summary of the loans that were modified for rate or structure as a TDR during the twelve months ended June 30, 2012 and 2011 and which subsequently defaulted during the three and six months ended June 30, 2012 and 2011. There was no incremental impact to the allowance for loan losses as a result of the defaults as the defaulted loans were already reviewed for impairment in accordance with ASC 310-10-35.

Defaulted TDRs with structure or rate modifications

	As of and for the Three Months Ended June 30,

	2012							2011

(dollars in thousands)	#	Recorded Investment				Total Recorded Investment		#	Recorded Investment				Total Recorded Investment

		Rate		Structure					Rate		Structure

Residential 1-4	---	$	---	$	---	$	---	---	$	---	$	---	$	---
Commercial Real Estate	2		---		834		834	4		---		1,527		1,527
Commercial land	---		---		---		---	2		---		3,099		3,099
Home equity	3		1,026		---		1,026	---		---		---		---

Defaulted TDRs	5		$1,026		$834		$1,860	6	$	---		$4,626		$4,626

	As of and for the Six Months Ended June 30,

	2012					2011

(dollars in thousands)	#	Recorded Investment			Total Recorded Investment	#	Recorded Investment			Total Recorded Investment

		Rate	Structure				Rate		Structure

Residential 1-4	1	$462	$	---	$462	1	$	---	$749	$749
Commercial Real Estate	2	---		834	834	4		---	1,527	1,527
Commercial land	---	---		---	---	2		---	3,099	3,099
Home equity	4	1,287		---	1,287	---		---	---	---

Defaulted TDRs	7	$1,749		$834	$2,583	7	$	---	$5,375	$5,375

Criticized Loans, Classified Loans and Other Risk Characteristics

          Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness that may not necessarily manifest into future loss. Loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its commercial loans regularly to determine whether they are appropriately risk rated in accordance with applicable regulations and internal policies.

     The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of June 30, 2012

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$77,852	$396,546	$14,285	$25,435	$514,118
Special mention	4,150	36,447	---	16,592	57,189
Substandard	10,662	53,626	261	11,042	75,591
Doubtful	---	338	---	---	338

Total	92,664	486,957	14,546	53,069	647,236
ASC 310-30 loans	15,140	68,631	2,655	24,942	111,368

Total	$107,804	$555,588	$17,201	$78,011	$758,604

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

     The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of June 30, 2012

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$995,038	$19,151	$46,503	$1,060,692
Performing classified	5,459	---	462	5,921
Nonperforming	10,790	---	1,423	12,213

Total	1,011,287	19,151	48,388	1,078,826
ASC 310-30 loans	12,513	450	7,685	20,648

Total	$1,023,800	$19,601	$56,073	$1,099,474

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of June 30, 2012

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$362,300	$274,274	$59,614	$47,728	$743,916
Performing classified	5,746	---	---	154	5,900
Nonperforming	10,812	2,333	29	306	13,480

Total	378,858	276,607	59,643	48,188	763,296
ASC 310-30 loans	9,676	---	---	1,433	11,109

Total	$388,534	$276,607	$59,643	$49,621	$774,405

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

An analysis of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Three Months Ended June 30, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$7,581	$4,000	$10,816	$401	$5,588	$22,390	$50,776

Provision for loan losses	1,496	322	171	(172)	(67)	2,947	4,697

Loan charge-offs	(1,376)	(425)	(1,142)	---	(739)	(3,973)	(7,655)
Recoveries	228	91	427	2	16	217	981

Net charge-offs	(1,148)	(334)	(715)	2	(723)	(3,756)	(6,674)

Balance at end of period	$7,929	$3,988	$10,272	$231	$4,798	$21,581	$48,799

	As of and for the Three Months Ended June 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$9,831	$8,060	$25,277	$1,984	$17,052	$22,934	$85,138

Provision for loan losses	14,094	3,105	27,789	2,147	24,502	6,166	77,803

Loan charge-offs	(16,493)	(6,882)	(41,033)	(3,098)	(34,191)	(6,506)	(108,203)
Recoveries	217	56	11	31	196	242	753

Net charge-offs	(16,276)	(6,826)	(41,022)	(3,067)	(33,995)	(6,264)	(107,450)

Balance at end of period	$7,649	$4,339	$12,044	$1,064	$7,559	$22,836	$55,491

	As of and for the Six Months Ended June 30, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Provision for loan losses	1,537	1,041	738	(170)	979	7,317	11,442

Loan charge-offs	(2,630)	(1,312)	(2,766)	---	(2,245)	(8,776)	(17,729)
Recoveries	274	153	589	4	83	459	1,562

Net charge-offs	(2,356)	(1,159)	(2,177)	4	(2,162)	(8,317)	(16,167)

Balance at end of period	$7,929	$3,988	$10,272	$231	$4,798	$21,581	$48,799

Loans as of June 30, 2012
Individually evaluated for impairment	$6,281	$1,040	$9,242	$261	$2,494	$5,963	$25,281
Collectively evaluated for impairment	1,072,545	91,624	477,715	14,285	50,575	757,333	2,464,077
ASC 310-30 loans	20,648	15,140	68,631	2,655	24,942	11,109	143,125

Total loans	$1,099,474	$107,804	$555,588	$17,201	$78,011	$774,405	$2,632,483

	As of and for the Six Months Ended June 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for Loan Losses
Balance at beginning of period	$9,955	$8,558	$25,159	$1,723	$20,940	$22,014	$88,349

Provision for loan losses	15,566	4,435	30,103	2,405	25,438	12,531	90,478

Loan charge-offs	(18,194)	(8,785)	(43,370)	(3,098)	(39,472)	(12,263)	(125,182)
Recoveries	322	131	152	34	653	554	1,846

Net charge-offs	(17,872)	(8,654)	(43,218)	(3,064)	(38,819)	(11,709)	(123,336)

Balance at end of period	$7,649	$4,339	$12,044	$1,064	$7,559	$22,836	$55,491

Loans as of June 30, 2011
Individually evaluated for impairment	$1,334	$3,088	$12,346	$1,451	$4,356	$2,589	$25,164
Collectively evaluated for impairment	956,084	75,097	458,108	13,583	59,855	761,344	2,324,071
ASC 310-30 loans	598	2,381	11,861	1,003	6,351	640	22,834

Total loans	$958,016	$80,566	$482,315	$16,037	$70,562	$764,573	$2,372,069

Other Repossessed Assets Acquired

          The following table presents the components of other repossessed assets acquired, comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, which is included in other assets on the Consolidated Balance Sheets.

(in thousands)	June 30, 2012	December 31, 2011
Residential real estate	$5,736	$7,753
Commercial real estate	6,486	5,382
Land	14,282	5,824
Consumer related assets	1,687	1,528
Total other repossessed assets acquired	$28,191	$20,487

Total covered other repossessed assets acquired	$19,986	$7,550

          The following table presents the components of other real estate expenses, net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Gain on sale of other real estate, net	$(485)	$(532)	$(1,127)	$(597)
Fair value writedown	395	894	1,384	1,509
Expenses, net	646	583	1,173	1,216
Rental income	(23)	(32)	(83)	(104)
Covered OREO expense reimbursement	(399)	(113)	(683)	(1,357)
Total other real estate expenses, net	$134	$800	$664	$667

NOTE 5. FDIC Indemnification Asset

          First Federal has loss share agreements with the FDIC related to the Cape Fear and Plantation acquisitions which afford First Federal significant protection regarding certain acquired assets. Under the loss sharing agreement for Cape Fear, First Federal assumes the first $32.4 million and the FDIC reimburses First Federal for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at the time of the Cape Fear acquisition in April 2009.

          Under the loss sharing agreement for Plantation, First Federal shares in the losses on the covered asset pools (including commercial loans and commercial OREO) in three tranches. On losses up to $55.0 million, the FDIC reimburses First Federal for 80% of all eligible losses, First Federal absorbs losses greater than $55 million up to $65 million, and the FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65 million. The expected reimbursements under the loss sharing agreement were recorded as an addition to the indemnification asset during the quarter ended June 30, 2012. See Note 2 to the Consolidated Financial Statements for additional details.

          The following table presents the change in the FDIC indemnification asset during the current year.

(in thousands)	Gross Receivable	Discount	Net Receivable
Balance at December 31, 2011	$51,213	$(192)	$51,021
Establish indemnification asset related to Plantation	35,021	(721)	34,300
Payments from FDIC for losses on covered assets	(8,124)	---	(8,124)
Valuation adjustment on covered assets	(45)	---	(45)
Discount accretion	---	159	159
Balance at June 30, 2012	$78,065	$(754)	$77,311

          During the six months ended June 30, 2012, First Federal received payments totaling $9.3 million from the FDIC for loss claims on loans, of which $8.1 million was credited to the FDIC indemnification asset and the remaining balance was credited to OREO expenses, net and other loan expense on the Consolidated Statements of Operations. As of the June 30, 2012 quarterly reporting period, First Federal filed a $3.9 million claim with the FDIC under the terms of the Cape Fear loss share agreement, and payment is expected during the third quarter of 2012. First Federal anticipates filing a claim for $16.2 million with the FDIC during the third quarter of 2012 for the Plantation loss share agreement.

NOTE 6. Advances from the FHLB

During the three months ended June 30, 2012, FHLB advances totaling $125.0 million with an average yield of 3.15% were prepaid, incurring a prepayment termination charge of $8.5 million ($5.3 million after-tax). The following table presents the contractual maturity schedule for the remaining FHLB advances. Expected maturities may differ from contractual maturities, as the FHLB has the right to call certain advances.

(dollars in thousands)
	As of June 30,
	2012

Due in	Balance		Average Rate

1 year	$	---	---%
2 years		---	---
3 years		---	---
4 years		83,000	3.94
5 years		75,000	3.66
Thereafter		75,000	3.82

Total due FHLB		$233,000	3.81%

NOTE 7. Earnings Per Share

     The following table displays the components of the numerators and denominators for the basic and diluted earnings per common share.

	Three Months Ended June 30,			Six Months Ended June 30,

(in thousands, except per share data)	2012		2011	2012		2011

Net income (loss) from continuing operations		$12,584	$(40,277)		$14,323	$(41,642)
Preferred stock dividends		812	813		1,625	1,625
Accretion on preferred stock discount		158	149		314	295

Net income (loss) from continuing operations available to common shareholders		11,614	(41,239)		12,384	(43,562)
Loss from discontinued operations, net of tax		---	(2,724)		---	(1,789)

Net income (loss) available to common shareholders		$11,614	$(43,963)		$12,384	$(45,351)

Weighted average basic shares		16,527	16,527		16,527	16,527
Effect of dilutive stock options		1	---		1	---

Weighted average dilutive shares		16,528	16,527		16,528	16,527

Net income (loss) per common share from continuing operations
Basic		$0.70	$(2.50)		$0.75	$(2.64)
Diluted		0.70	(2.50)		0.75	(2.64)

Net loss per common share from discontinued operations
Basic	$	---	$(0.16)	$	---	$(0.11)
Diluted		---	(0.16)		---	(0.11)

Net income (loss) per common share
Basic		$0.70	$(2.66)		$0.75	$(2.75)
Diluted		0.70	(2.66)		0.75	(2.75)

     As of June 30, 2012 and 2011, there were 606,620 and 683,791 potential additional shares issued through the exercise of stock options and warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

NOTE 8. Fair Value of Financial Instruments

     Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Where there is no active market for a financial instrument, First Financial has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts First Financial could realize in a current market exchange.

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

     The following table presents the carrying value and fair value of the financial instruments.

	As of June 30, 2012		As of December 31, 2011

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$70,101	$70,101	$76,675	$76,675
Securities available for sale	244,059	244,059	404,550	404,550
Securities held to maturity	20,014	22,523	20,486	23,242
Nonmarketable securities	29,327	29,327	32,694	32,694
Net loans	2,583,684	2,659,945	2,331,933	2,427,526
Loans held for sale	72,402	72,402	48,303	48,303
FDIC indemnification asset, net	77,311	77,311	51,021	51,021
Other repossessed assets acquired[1]	28,191	28,191	20,487	20,487
Residential mortgage servicing rights[1]	11,764	11,764	10,663	10,663
Accrued interest receivable[1]	9,303	9,303	8,759	8,759
Derivative financial instruments[1]	3,421	3,421	2,238	2,238
Liabilities
Deposits	2,703,202	2,718,203	2,239,198	2,253,138
Advances from FHLB	233,000	261,787	561,000	598,616
Long-term debt	47,204	45,848	47,204	43,487
FDIC true-up payment[2]	3,540	3,540	---	---
Accrued interest payable[2]	6,260	6,260	8,095	8,095

[1] Included as part of Other Assets in the Consolidated Balance Sheets.
[2] Included as part of Other Liabilities in the Consolidated Balance Sheets.

     The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There have been no changes to the valuation methods used to estimate fair value since December 31, 2011.

Assets Recorded at Fair Value on a Recurring Basis

     The following tables present the financial instruments measured at fair value on a recurring basis.

	As of June 30, 2012

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$1,516	$	---	$1,516
State and municipal obligations		---	481		---	481
Collateralized debt obligations		---	---		3,541	3,541
Mortgage-backed securities		---	43,602		---	43,602
Collateralized mortgage obligations		---	143,518		44,859	188,377
Other securities		1,723	3,341		1,478	6,542

Securities available for sale		1,723	192,458		49,878	244,059

Residential mortgage servicing rights		---	---		11,764	11,764
Derivative financial instruments		3,421	---		---	3,421

Total assets at fair value		$5,144	$192,458		$61,642	$259,244

	As of December 31, 2011

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of the U.S. government agencies and corporations	$	---	$1,823	$	---	$1,823
State and municipal obligations		---	488		---	488
Collateralized debt obligations		---	---		3,247	3,247
Mortgage-backed securities		---	84,399		---	84,399
Collateralized mortgage obligations		---	256,615		52,680	309,295
Other securities		1,000	3,197		1,101	5,298

Securities available for sale		1,000	346,522		57,028	404,550

Residential mortgage servicing rights		---	---		10,663	10,663
Derivative financial instruments		2,238	---		---	2,238

Total assets at fair value		$3,238	$346,522		$67,691	$417,451

Securities Available for Sale

     The fair value of securities available for sale that are classified as Level 3 primarily include private-label mortgage-backed securities and trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. To determine the fair value, cash flow models provided by a third-party pricing service are utilized. The models incorporate market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security and apply appropriate discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a security-specific credit premium. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

Derivative Financial Instruments

     The fair value of derivative instruments is based on quoted market prices.

     The following table presents quantitative information regarding the assumptions used for valuing Level 3 assets.

(dollars in thousands)	Fair Value as of June 30, 2012[1]	Valuation Technique[1]	Unobservable Input	Range (Weighted Average)

Collateralized debt obligations	$3,541	Discounted	Discount margin to LIBOR	10.50% - 16.80% (12.20%)
		cash flow	Constant Default Rate	0.25% - 2.25% (0.60%)
			Default Percentage	14.22% - 63.98% (34.58%)

Collateralized mortgage obligations	$44,859	Discounted	Constant prepayment rate	5.00% - 28.00% (15.26%)
		cash flow	Constant default rate	1.00% - 9.00% (3.52%)
			Loss severity	30.00% - 55.00% (46.79%)

MSRs	$11,764	Discounted	Constant prepayment rate	18.50%
		cash flow	Discount rate	10.46%
			Delinquency percentage	1.94%

[1] Other level 3 securities totaling $1.5 million are valued based on data provided by the issuer

Changes in Fair Value Measurement Levels

     First Financial evaluates the holdings within its investment portfolio on a quarterly basis to determine the most appropriate pricing level based on current economic and market conditions and credit trends. Transfers between levels are recorded during the quarter in which the transfer was deemed necessary. No securities were transferred between levels during the six months ended June 30, 2012.

     The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$54,024	$11,898	$57,028	$10,663
Total net losses for the year included in Income	(145)	(2,122)	(214)	(2,660)
Other comprehensive income, gross	(224)	---	19	---
Purchases	162	---	377	---
Sales	---	---	---	---
Servicing assets that resulted from transfers of financial assets	---	1,988	---	3,761
Paydowns	(3,939)	---	(7,332)	---

Balance, end of period	$49,878	$11,764	$49,878	$11,764

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

     The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation for each asset and the corresponding realized loss.

(in thousands)	As of June 30, 2012	Level 1		Level 2	Level 3		Year to Date Losses

Assets
Loans held for sale	$72,402	$	---	$72,402	$	---	$	---
Impaired loans, net of specific allowance	24,351		---	---		24,351		1,818
FDIC indemnification asset, net	77,311		---	---		77,311		---
Other repossessed assets acquired	28,191		---	---		28,191		1,121
Liabilities
FDIC true-up payment	3,540		---	---		3,540		---

Loans Held for Sale

     Loans held for sale are comprised of residential mortgage loans originated for sale in the secondary market. The fair value is based on purchase commitments or quoted prices for the same or similar loans.

Impaired Loans, net of Specific Allowance

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is usually measured based on the “as is” or liquidation value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers. Year-to-date losses include charge-offs which had a specific reserve established in prior quarters. Specific reserves for impaired loans were $930 thousand at June 30, 2012.

FDIC Indemnification Asset, net

     The fair value of the FDIC indemnification asset is determined by the projected cash flows based on expected reimbursements for losses in accordance with the loss share agreements with the FDIC. Cash flows are discounted to reflect the timing and receipt of reimbursements from the FDIC.

Other Repossessed Assets Acquired

     Other repossessed assets acquired in the settlement of loans are recorded at the lower of the principal balance of the loan at the time of foreclosure or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers.

FDIC True-Up Payment

     The fair value of the FDIC true-up payment to the FDIC is determined by the projected cash flows based on expected payments for recoveries in accordance with the loss share agreements with the FDIC. Cash flows are discounted to reflect the timing and payment of recoveries due to the FDIC.

Financial Instruments Not Recorded at Fair Value

     The following table presents the assets not recorded at fair value categorized by the level of inputs.

	As of June 30, 2012

(in thousands)	Level 1	Level 2		Level 3		Total

Assets
Cash and cash equivalents	$70,101	$	---	$	---	$70,101
Securities held to maturity	---		22,523		---	22,523
Nonmarketable securities	---		---		29,327	29,327
Net loans	---		---		2,659,945	2,659,945
Accrued interest receivable	9,303		---		---	9,303
Liabilities
Deposits	---		---		2,718,203	2,718,203
Advances from FHLB	---		---		261,787	261,787
Long term debt	---		---		45,848	45,848
Accrued interest payable	6,260		---		---	6,260

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

Nonmarketable Securities

     The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as they are not readily marketable, are recorded at cost (par value), and are evaluated for impairment based on the ultimate recoverability of the par value. First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. First Financial believes its investment in FHLB and Federal Reserve stock is ultimately recoverable at par.

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

NOTE 9. Income Tax

     The income tax expense for the three months ended June 30, 2012 was $7.7 million, compared with an income tax benefit of $(25.3) million for the three months ended June 30, 2011. The income tax expense for the six months ended June 30, 2012 was $12.0 million, compared with an income tax benefit of $(26.2) million for the same period of 2011. The quarter ended June 30, 2012 included the establishment of a $5.6 million deferred tax liability related to the gain on the Plantation acquisition. The quarter ended March 31, 2012 included a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion from a thrift to a state-chartered commercial bank due to a difference in South Carolina income tax laws for banks versus thrifts. The effective tax rate for the three months ended June 30, 2012, was 38.00%, compared with 38.57% for the same period of the prior year. The effective tax rate for the six months ended June 30, 2012 was 45.49%, compared with 38.62% for the same period of the prior year. The increase over the six month period of 2011 was primarily the result of the write-down of the state deferred tax asset as discussed above.

     First Financial regularly monitors its deferred tax position. At June 30, 2012, First Financial had a net deferred tax liability of $5.1 million, as compared with a deferred tax asset of $3.2 million at December 31, 2011. While currently in a net liability position, First Financial continues to evaluate its deferred tax assets and considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties. After evaluating all positive and negative evidence available as of June 30, 2012, First Financial concluded that it is more likely than not that it will be able to realize all remaining deferred tax assets and that a valuation allowance was not needed at June 30, 2012.

NOTE 10. Share-Based Payment Arrangements

     First Financial has two share-based compensation plans from which new awards may be granted. These plans may issue qualified and non-qualified options, restricted stock awards, and stock appreciation rights to employees and nonemployee directors. First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned. Forfeited or expired options under the abandoned plans cannot be reissued. At June 30, 2012, there were 164,713 options which remained outstanding under the four abandoned plans. Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

     Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. First Financial recorded share-based compensation expense of $47 thousand and $93 thousand for the three and six months ended June 30, 2012, respectively, and $87 thousand and $212 thousand for the three and six months ended June 30 2011, respectively. First Financial recognized an income tax benefit of less than $100 thousand in each of the three and six months ended June 30, 2012 and 2011.

     A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	404,387	$23.80
Granted	---
Exercised	---
Forfeited or expired	(29,574)	28.49

Outstanding at June 30, 2012	374,813	$23.43	1.5	$18

Exercisable at June 30, 2012	340,449	$24.17	1.4	$18

     As of June 30, 2012, there was $117 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

NOTE 11. Commitments and Contingencies

Loan Commitments

     Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but primarily consists of residential or income producing commercial properties. Outstanding commitments on loans not yet closed include commitments issued to correspondent lenders and are principally commitments for loans on single-family residential and commercial property. Available unused lines of credit include revolving home equity lines and credit cards, while other unused commitments includes commercial and industrial loan commitments

Standby Letters of Credit

     Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of June 30, 2012 and December 31, 2011, there was no recorded liability associated with these standby letters of credit.

     The following table presents First Federal’s loan commitments and standby letters of credit.

(in thousands)	June 30, 2012	December 31, 2011

Available unused lines of credit	$388,873	$345,734
Commitments to fund commercial real estate, construction and land development loans	22,970	30,531
Other unused commitments	46,774	73,835
Standby letters of credit	5,913	574

Derivative Instruments

     First Federal utilizes derivatives as part of its risk management strategy for its mortgage activities. These instruments may consist of financial forward and future contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. First Federal does not elect hedge accounting treatment for any of its derivative transactions; consequently, changes in fair value, both gains and losses, of the instrument are recorded in the Consolidated Statements of Operations in mortgage and other loan income.

     Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On June 30, 2012 and December 31, 2011, First

Federal had derivative financial instruments outstanding with notional amounts totaling $48.0 million. The estimated net fair value of the open contracts related to the MSRs was a gain of $93 thousand at June 30, 2012, compared with a gain of $354 thousand at December 31, 2011.

          The following table presents First Federal’s mortgage loan pipeline and obligations under forward commitments along with the fair value of those obligations.

(in thousands)	June 30, 2012	December 31, 2011

Mortgage loan pipeline	$165,018	$85,460
Expected pipeline closures	115,513	63,945
Fair value of mortgage loan pipeline	3,152	1,104
Forward commitments	233,994	148,902
Fair value of forward commitments	629	358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data

	Quarters Ended

(dollars in thousands, except per share data)	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011	June 30, 2011

Summary of Operations
Interest income		$39,343		$36,359		$37,612	$38,556	$39,472
Interest expense		7,630		8,107		8,713	9,492	10,056

Net interest income		31,713		28,252		28,899	29,064	29,416
Provision for loan losses		4,697		6,745		7,445	8,940	77,803

Net interest income (loss) after provision for loan losses		27,016		21,507		21,454	20,124	(48,387)
Noninterest income		32,530		13,182		32,770	14,238	11,422
Noninterest expense		39,250		28,709		28,886	29,588	28,600

Income (loss) from continuing operations before taxes		20,296		5,980		25,338	4,774	(65,565)
Income tax expense (benefit) from continuing operations		7,712		4,241		9,766	1,893	(25,288)

Net income (loss) from continuing operations		12,584		1,739		15,572	2,881	(40,277)
Loss from discontinued operations		---		---		---	(1,804)	(2,724)

Net income (loss)		12,584		1,739		15,572	1,077	(43,001)
Preferred stock dividends		812		813		813	813	813
Accretion on preferred stock		158		156		153	151	149

Net income (loss) available to common shareholders		$11,614		$770		$14,606	$113	$(43,963)

Per Common Share Data
Net income (loss) per common share from continuing operations
Basic		$0.70		$0.05		$0.88	$0.12	$(2.50)
Diluted		0.70		0.05		0.88	0.12	(2.50)
Net loss per common share from discontinued operations
Basic	$	---	$	---	$	---	$(0.11)	$(0.16)
Diluted		---		---		---	(0.11)	(0.16)
Net income (loss) per common share
Basic		$0.70		$0.05		$0.88	$0.01	$(2.66)
Diluted		0.70		0.05		0.88	0.01	(2.66)

Market price, end of period		$10.72		$11.00		$8.93	$4.01	$8.97
Book value per common share		13.45		12.89		12.84	12.31	12.20
Tangible book value per common share (non-GAAP)[1]		12.91		12.75		12.69	12.16	11.83
Dividends		0.05		0.05		0.05	0.05	0.05
Shares outstanding, at period end		16,527		16,527		16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets		$3,304,174		$3,145,538		$3,146,964	$3,206,310	$3,221,544
Investment securities		293,400		500,331		457,730	469,561	478,570
Loans		2,632,483		2,355,567		2,385,457	2,355,280	2,372,069
Allowance for loan losses		48,799		50,776		53,524	54,333	55,491
Deposits		2,703,202		2,264,489		2,239,198	2,302,857	2,315,745
Advances from FHLB and long-term debt		280,204		580,204		608,204	605,204	604,704
Shareholders’ equity		287,264		278,043		277,178	268,506	266,564
Balance Sheet Summary, average for the quarter
Assets		$3,339,705		$3,151,385		$3,153,286	$3,201,416	$3,294,350
Investment securities		443,181		490,356		469,925	468,360	464,277
Loans		2,619,409		2,420,000		2,428,743	2,442,071	2,566,827
Allowance for loan losses		50,547		52,282		54,178	55,503	81,025
Deposits		2,596,642		2,228,613		2,272,036	2,302,518	2,360,572
Advances from FHLB and long-term debt		428,505		609,665		565,114	595,508	593,103
Shareholders’ equity		285,672		277,390		279,066	267,404	302,996
Selected Ratios from Continuing Operations
Return on average assets[2]		1.51%		0.22%		1.98%	0.36%	(4.89)%
Return on average equity[2]		17.62		2.51		22.32	4.31	(53.17)
Net interest margin (FTE)[3]		4.08		3.84		3.91	3.87	3.83
Efficiency ratio (non-GAAP)[1]		66.05		68.87		70.12	70.90	69.69
Selected Ratios from Consolidated Operations
Return on average assets[2]		1.51%		0.22%		1.98%	0.13%	(5.22)%
Return on average equity[2]		17.62		2.51		22.32	1.61	(56.77)

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Annualized percentages
[3]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.

Five Quarter Summary of Selected Financial Data (Continued)

	Quarters Ended

(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011		September 30, 2011		June 30, 2011

Capital Ratios
Equity to assets	8.69%	8.84%	8.81%		8.37%		8.27%
Tangible common equity to tangible assets (non-GAAP)	6.47	6.70	6.67		6.27		6.08
Tier 1 leverage capital ratio	9.79	10.22		(1)		(1)		(1)
Tier 1 risk-based capital ratio	13.89	14.81		(1)		(1)		(1)
Total risk-based capital ratio	15.16	16.08		(1)		(1)		(1)
Tier 1 leverage capital ratio - First Federal	9.06	9.00	8.92		8.26		7.48
Tier 1 risk-based capital ratio - First Federal	12.86	13.05	12.35		11.26		10.07
Total risk-based capital ratio - First Federal	14.13	14.32	13.61		12.53		11.33
Asset Quality Metrics
Allowance for loan losses as a percent of loans	1.85%	2.16%	2.24%		2.31%		2.34%
Allowance for loan losses as a percent of nonperforming loans	97.72	101.75	112.19		126.64		130.36
Nonperforming loans as a percent of loans	1.90	2.12	2.00		1.82		1.79
Nonperforming assets as a percent of loans and other repossessed assets acquired[2]	2.94	3.02	2.83		4.48		4.63
Nonperforming assets as a percent of total assets	2.36	2.28	2.17		3.38		3.51
Net loans charged-off as a percent of average loans[3]	1.04	1.60	1.39		1.71		16.87
Net loans charged-off	$6,674	$9,493	$8,254		$10,098		$107,450
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of non-covered loans	2.06%	2.28%	2.39%		2.47%		2.51%
Allowance for loan losses as a percent of non-covered nonperforming loans	123.61	148.22	177.35		227.09		216.35
Nonperforming loans as a percent of non-covered loans	1.67	1.54	1.34		1.09		1.16
Nonperforming assets as a percent of non-covered loans and other repossessed assets acquired[2]	2.01	2.00	1.91		3.58		3.91
Nonperforming assets as a percent of total assets	1.45	1.42	1.37		2.52		2.76

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

          The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, with regard to their financial condition and results of operations for the three and six months ended June 30, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities Exchange Commission (“SEC”) on December 13, 2011. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

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

•

First Financial’s business is predominately conducted throughout coastal South Carolina, as well as in the Florence and Greenville, South Carolina and Wilmington, North Carolina markets; continuation of the economic downturn in First Financial’s primary market area could negatively impact its results of operations and its financial position.

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

•

Economic and other circumstances may require First Financial to raise capital at times or in amounts that are unfavorable. If First Financial has to issue shares of stock, such additional shares will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of common stock and adversely affect the terms on which First Financial may obtain additional capital.

•

The terms of First Financial’s Series A Preferred Stock impose restrictions and obligations that may limit First Financial’s ability to pay or increase dividends, repurchase shares of preferred or common stock, and access the equity capital markets.

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

The following table presents the calculation of these non-GAAP measures for the past five quarters.

FIRST FINANCIAL HOLDINGS, INC.
NON-GAAP RECONCILIATION (UNAUDITED)	For the Quarters Ended

(dollars in thousands, except per share data)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Efficiency Ratio from Continuing Operations
Net interest income (A)	$31,713	$28,252	$28,899	$29,064	$29,416
Taxable equivalent adjustment (B)	226	182	145	159	144
Noninterest income (C)	32,530	13,182	32,770	14,238	11,422
Gain on sold loan pool, net (D)	---	---	20,796	1,900	---
Gain on acquisition (E)	14,550	---	---	---	---
Net securities gains (losses) (F)	3,398	(69)	(180)	(169)	(54)
FHLB prepayment termination charge (G)	8,525	---	---	---	---
Noninterest expense (H)	39,250	28,709	28,886	29,588	28,600
Efficiency Ratio: (H-G)/(A+B+C-D-E-F) (non-GAAP)	66.05%	68.87%	70.12%	70.90%	69.69%

Tangible Assets and Tangible Common Equity
Total assets	$3,304,174	$3,145,538	$3,146,964	$3,206,310	$3,221,544
Goodwill[1]	---	---	---	---	(3,250)
Other intangible assets, net[2]	(8,931)	(2,310)	(2,401)	(2,491)	(2,776)

Tangible assets (non-GAAP)	$3,295,243	$3,143,228	$3,144,563	$3,203,819	$3,215,518

Total shareholders’ equity	$287,264	$278,043	$277,178	$268,506	$266,564
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill[1]	---	---	---	---	(3,250)
Other intangible assets, net[2]	(8,931)	(2,310)	(2,401)	(2,491)	(2,776)

Tangible common equity (non-GAAP)	$213,333	$210,733	$209,777	$201,015	$195,538

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.47%	6.70%	6.67%	6.27%	6.08%
Book value per common share	$13.45	$12.89	$12.84	$12.31	$12.20
Tangible book value per common share (non-GAAP)	12.91	12.75	12.69	12.16	11.83

Pre-tax Pre-provision Earnings from Continuing Operations
Income (loss) before income taxes	$20,296	$5,980	$25,338	$4,774	$(65,565)
Provision for loan losses	4,697	6,745	7,445	8,940	77,803

Pre-tax pre-provision earnings (non-GAAP)	$24,993	$12,725	$32,783	$13,714	$12,238

[1]	Goodwill represents goodwill for Continuing Operations, as shown on the balance sheet, and includes goodw ill for Discontinued Operations of $3,250 for the quarter ended June 30, 2011.

[2]

Intangible assets represents intangible assets for Continuing Operations, as shown on the balance sheet, and includes intangible assets for Discontinued Operations of $205 for the quarter ended June 30, 2011.

Charter Conversion

          On February 3, 2012, First Financial received approval from the Board of Governors of the Federal Reserve (the “Federal Reserve”) to convert from a savings and loan holding company to a bank holding company and First Federal received approval to become a member of the Federal Reserve System. On February 22, 2012 First Federal (formerly known as First Federal Savings and Loan Association of Charleston) converted from a federal savings and loan association to a South Carolina-chartered commercial bank and became a member of the Federal Reserve System. In connection with First Federal’s conversion, First Financial registered with the Federal Reserve as a bank holding company. As a result of the charter conversion and membership in the Federal Reserve System, the South Carolina State Board of Financial Institutions and the Federal Reserve serve as First Federal’s primary regulators. The Federal Reserve also serves as First Financial’s primary regulator.

          As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for senior management and directors, policies, cash flows between the bank and the holding company, and capital levels, among other things. With respect to capital levels, the guidance provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.06% at June 30, 2012.

Acquisitions

Liberty Savings Bank Branch Acquisition

          On April 20, 2012, First Federal acquired five branches from Liberty Savings Bank (“Liberty”) in the Hilton Head, South Carolina market and the transaction included $22.2 million of performing loans and $113.2 million of deposits, as of the transaction date. First Federal consolidated three of the acquired branches with existing First Federal financial centers, adding a net of two new financial centers in the Hilton Head market. First Federal also recorded an intangible asset totaling $5.2 million, which represented the estimated fair value of the assumed core deposits (noninterest-bearing checking, interest-bearing checking, savings, and money market accounts) as well as the estimated fair value of a non-compete agreement between First Federal and Liberty.

Plantation Federal Bank FDIC-Assisted Transaction

          On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, as receiver for Plantation (the “Transaction”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (the “P&A Agreement”). The Transaction included all six branch offices of Plantation, which now operate as branches of First Federal.

          In connection with the Transaction, the FDIC made a cash payment to First Federal of $46.0 million, and First Federal did not pay the FDIC a premium to assume the customer deposits. The P&A Agreement includes a customary loss sharing agreement with the FDIC, which covers $216.2 million at carrying value of acquired commercial loans and commercial other real estate owned (“OREO”) ($169.5 million at estimated fair value). First Federal will share in the losses on the covered asset pools and the FDIC is obligated to reimburse First Federal for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred through $55 million in losses. First Federal absorbs losses greater than $55 million up to $65 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries with respect to the covered assets. The loss share agreement provides for FDIC loss sharing for five years and First Federal reimbursement to the FDIC for eight years.

          First Federal established an FDIC indemnification asset associated with the covered assets and the fair value was estimated at $34.3 million using projected cash flows related to the loss sharing agreement, based on the expected reimbursement for loses and the applicable loss sharing percentages for each loss tranche. A true-up payment related to the FDIC indemnification was established totaling $3.5 million and the estimated fair value included a present value discount.

          During the three months ended June 30, 2012 a bargain purchase gain of $14.6 million was recorded in noninterest income on the Consolidated Statement of Operations. A deferred tax liability of $5.6 million representing the difference between the financial statement and tax bases was recorded in other liabilities on the Consolidated Balance Sheets. The bargain purchase gain represents the amount by which the estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed, adjusted for the discount bid cash payment received from the FDIC as well as the establishment of the FDIC indemnification asset and its associated true-up payment.

          Due to the significant amount of fair value adjustments, the resulting accretion and amortization of those adjustments and the protection resulting from the FDIC loss share agreement, historical operating results for Plantation are not relevant to First Federal’s ongoing results of operations. In accordance with the relief granted in a letter dated May 21, 2012, from the staff of the Division of Corporate Finance of the SEC to First Financial and the guidance provided by Staff Accounting Bulletin Topic 1:K, Financial Statements of Acquired Troubled Financial Institutions, no pro forma financial information has been presented.

          As of June 30, 2012, there have been no adjustments or changes to the initial fair values.

          Under the P&A Agreement, First Federal has options, exercisable for various defined periods, to acquire at fair market value any bank premises and equipment that were owned by, or assume any leases relating to bank premises leased by, Plantation and to assume or reject service provider contracts. First Federal has indicated its intention to purchase Plantation’s Pawleys Island location for $2.8 million, and the closing is expected to occur during the third quarter of 2012. First Federal will consolidate an existing financial center into the former Plantation location and will consolidate Plantation’s remaining two coastal locations into First Federal’s existing financial centers during the third quarter of 2012, for no net increase in financial centers along the South Carolina coast. First Federal will assume the leases associated with the three locations in the Greenville, South Carolina market and those financial centers will remain open. First Federal will acquire certain fixed assets totaling $625 thousand associated with the former Plantation locations during the third quarter of 2012.

          See Note 2 to the Consolidated Financial Statements for additional details regarding the acquisitions.

Results of Operations

     First Financial recorded net income available to common shareholders of $11.6 million for the three months ended June 30, 2012, compared with $14.6 million for the three months ended December 31, 2011 and a net loss of $(44.0) million for the three months ended June 30, 2011. Diluted net income per common share was $0.70 for the quarter ended June 30, 2012, compared with $0.05 for the prior quarter and a net loss per common share of $(2.50) for the same quarter last year. The quarter ended June

30, 2012 included a $9.0 million after-tax gain on the acquisition of Plantation and a $3.1 million after-tax net charge related to repositioning the balance sheet, as described below. The quarter ended June 30, 2011 included additional provision for loan losses of $65.7 million after-tax related to reclassifying $155.3 million of portfolio loans to loans held for sale.

     For the six months ended June 30, 2012, net income available to common shareholders was $12.4 million, compared with a net loss of $(45.4) million for the same period of 2011. Diluted net income per common share from continuing operations was $0.75 for the first six months of 2012, compared with a net loss per common share of $(2.64) for the first six months of 2011.

Balance Sheet Repositioning

     In conjunction with the acquisition strategies completed during the second quarter of 2012, First Financial initiated a number of transactions to better position its balance sheet. The repositioning is expected to enhance net interest income, noninterest income, and net interest margin in future periods. First Financial prepaid $125.0 million of long-term Federal Home Loan Bank (“FHLB”) advances with an average rate of 3.15%, incurring a termination charge of $8.5 million ($5.3 million after-tax). To fund the debt prepayment, mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold, generating a $3.5 million gain ($2.2 million after-tax). In aggregate, these transactions resulted in a net charge of $3.1 million after-tax, or $(0.19) per common share. The remaining proceeds from the investment sales will be reinvested during the third quarter of 2012 in assets with higher projected returns for the current interest rate environment and outlook. First Financial believes the balance sheet repositioning is an economically accretive transaction as the net loss is expected to have a breakeven point of less than two years. In addition to the future enhancements, deleveraging the balance sheet created capital capacity to support the recent acquisitions.

Net Interest Income

     The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates
	Three Months Ended June 30,
	2012			2011

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$10,191	$19	0.75%	$4,258	$1	0.09%
Securities available for sale	387,957	2,921	3.01	403,052	4,178	4.16
Securities held to maturity[1]	19,866	416	12.93	21,968	272	7.60
Nonmarketable securities	35,358	201	2.29	39,257	77	0.80
Loans[2]	2,619,409	35,643	5.46	2,566,827	34,497	5.39
FDIC indemnification asset, net	69,816	143	0.82	61,261	447	2.93

Total earning assets	3,142,597	39,343	5.05%	3,096,623	39,472	5.13%

Nonearning assets
Cash and due from banks	85,951			57,411
Allowance for loan losses	(50,547)			(81,025)
Assets from discontinued operations	---			23,715
Other assets	161,704			197,626

Total assets	$3,339,705			$3,294,350

Interest-bearing liabilities
Deposit accounts
Interest-bearing checking	$480,964	$159	0.13%	$440,905	$372	0.34%
Savings	245,480	96	0.16	186,386	122	0.26
Money market	434,187	468	0.43	321,236	364	0.45
Time deposits	1,093,659	3,258	1.20	1,167,749	5,071	1.74

Total deposits	2,254,290	3,981	0.71%	2,116,276	5,929	1.12%
Advances from FHLB	382,555	2,852	3.00	547,291	3,330	2.44
Long-term debt	45,950	797	6.94	45,812	797	6.98

Total interest-bearing liabilities	2,682,795	7,630	1.14%	2,709,379	10,056	1.49%

Noninterest-bearing liabilities
Noninterest-bearing deposits	342,352			244,296
Liabilities from discontinued operations	---			5,777
Other liabilities	28,886			31,902

Total liabilities	3,054,033			2,991,354
Shareholders’ equity	285,672			302,996

Total liabilities and shareholders’ equity	$3,339,705			$3,294,350

Net interest income/interest spread		$31,713	3.91%		$29,416	3.64%

Contribution of noninterest-bearing sources of funds[3]			0.17			0.19

Net interest margin (FTE)[4]			4.08%			3.83%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $226 thousand, and $144 thousand for the quarters ended June 30, 2012 and 2011, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.01% and 1.37% for the quarters ended June 30, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

Average Balances, Net Interest Income, Average Rates
	Six Months Ended June 30,
	2012			2011

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$9,337	$20	0.43%	$4,996	$3	0.12%
Securities available for sale	411,378	6,300	3.06	387,782	8,527	4.40
Securities held to maturity[1]	20,057	750	11.55	21,960	544	7.58
Nonmarketable securities - FHLB stock	35,334	355	2.02	40,260	230	1.15
Loans[2]	2,519,705	68,119	5.43	2,587,000	69,341	5.39
FDIC indemnification asset, net	59,295	158	0.54	63,461	1,011	3.21

Total earning assets	3,055,106	75,702	5.00%	3,105,459	79,656	5.18%

Nonearning assets
Cash and due from banks	69,886			56,531
Allowance for loan losses	(51,415)			(84,536)
Assets from discontinued operations	---			29,523
Other assets	171,968			195,550

Total assets	$3,245,545			$3,302,527

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$451,254	$284	0.13%	$427,693	$782	0.37%
Savings	229,562	180	0.16	179,801	235	0.26
Money market	381,804	781	0.41	318,870	729	0.46
Time deposits	1,036,744	6,687	1.30	1,217,800	11,062	1.83

Total deposits	2,099,364	7,932	0.76%	2,144,164	12,808	1.20%
Advances from FHLB	473,157	6,212	2.64	528,658	6,551	2.50
Long-term debt	45,928	1,593	6.94	45,862	1,594	6.95

Total interest-bearing liabilities	2,618,449	15,737	1.21%	2,718,684	20,953	1.55%

Noninterest-bearing liabilities
Noninterest-bearing deposits	313,381			236,333
Liabilities from discontinued operations	---			5,488
Other liabilities	32,184			33,722

Total liabilities	2,964,014			2,994,227
Shareholders’ equity	281,531			308,300

Total liabilities and shareholder’s equity	$3,245,545			$3,302,527

Net interest income/interest spread		$59,965	3.79%		$58,703	3.63%

Contribution of noninterest bearing sources of funds[3]			0.17			0.20

Net interest margin (FTE)[4]			3.96%			3.83%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $408 thousand, and $288 thousand for the six months ended June 30, 2012, and 2011, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.08% and 1.43% for the six months ended June 30, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

          The increase in net interest margin over the three month period of 2011 was primarily the result of a 14 basis point improvement due to the low-cost core deposits acquired in the Liberty transaction, the balance sheet repositioning, and better performance on the Cape Fear nonperforming loans, as well as a 10 basis point improvement due to the accretion and amortization of purchase accounting adjustments resulting from the Plantation acquisition. The increase in net interest margin over the six month period of 2011 was primarily the result of average rates paid on interest-bearing liabilities declining 34 basis points while interest-earning asset yields declined only 18 basis points. The impact of the acquisitions contributed to the improved margin, as well as organic growth in low-cost core deposits during the twelve month period.

          Net interest income can be analyzed in terms of the impact of changes in volume as well as changes to interest rates. The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Three Months Ended June 30, 2012 versus 2011 Increase (Decrease) due to			Six Months Ended June 30, 2012 versus 2011 Increase (Decrease) due to

(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$3	$15	$18	$4	$13	$17
Securities available for sale	(151)	(1,106)	(1,257)	493	(2,720)	(2,227)
Securities held to maturity	(30)	174	144	(48)	254	206
Nonmarketable securities	(8)	132	124	(31)	156	125
Loans	243	903	1,146	(1,764)	542	(1,222)
FDIC indemnification asset, net	56	(360)	(304)	(62)	(791)	(853)

Total interest income	$113	$(242)	$(129)	$(1,408)	$(2,546)	$(3,954)

Interest expense
Interest-bearing deposits
Interest-bearing checking	$31	$(246)	$(215)	$41	$(539)	$(498)
Savings and money market	153	(75)	78	187	(190)	(3)
Time deposits	(306)	(1,505)	(1,811)	(1,476)	(2,899)	(4,375)

Total interest-bearing deposits	(122)	(1,826)	(1,948)	(1,248)	(3,628)	(4,876)
Advances from FHLB and long-term debt	(1,225)	747	(478)	(729)	389	(340)

Total interest expense	(1,347)	(1,079)	(2,426)	(1,977)	(3,239)	(5,216)

Net interest income	$1,460	$837	$2,297	$569	$693	$1,262

Note: The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

     The increases in net interest income for the three and six month periods reflect volume and rate variances that were positive in the aggregate. The positive volume and rate variances were primarily the result of the Plantation and Liberty acquisitions. The effects of the acquisitions were partially offset by negative volume and rate variances on investment securities available for sale and advances from FHLB and long-term debt due to the balance sheet repositioning. Both periods also reflect a negative volume variance and a positive rate variance due to the continued decline in time deposits from an ongoing strategy to reduce maturing high rate retail and wholesale time deposits and a shift in funding to core deposits. In addition, the six month period reflects a negative volume variance due to a decrease in the loan portfolio as a result of the bulk loan sale as well as declines due to generally lower loan demand from creditworthy borrowers and loan payments and paydowns.

Provision for Loan Losses

     After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $4.7 million for the quarter ended June 30, 2012, compared with $77.8 million for the same quarter last year. For the six months ended June 30, 2012, the provision for loan losses totaled $11.4 million, compared with $90.5 million for the same period of the prior year. The decreases were primarily the result of $65.7 million in additional provision associated with reclassifying $155.3 million of portfolio loans to loans held for sale in June 2011, as well as continued stabilization of historical loss trends and credit metrics through June 30, 2012. See the “Asset Quality” and “Allowance for Loan Losses” sections below for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

     The following table summarizes the components of noninterest income.

Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change		Six Month Change

(in thousands)	2012	2011	2012	2011	$	%	$	%

Service charges and fees on deposit accounts	$7,558	$6,982	$14,860	$13,363	$576	8.2%	$1,497	11.2%
Mortgage and other loan income	4,372	2,051	7,807	3,175	2,321	113.2	4,632	145.9
Trust and plan administration	1,078	1,116	2,159	2,228	(38)	(3.4)	(69)	(3.1)
Brokerage fees	875	657	1,539	1,323	218	33.2	216	16.3
Other	699	670	1,468	1,345	29	4.3	123	9.1
Other-than-temporary impairment on investment securities	(145)	(54)	(214)	(176)	(91)	168.5	(38)	21.6
Gain on acquisition	14,550	---	14,550	---	14,550	NM	14,550	NM
Gain on sale of investment securities	3,543	---	3,543	1,419	3,543	NM	2,124	149.7

Total noninterest income	$32,530	$11,422	$45,712	$22,677	$21,108	184.8%	$23,035	101.6%

NM - Not meaningful.

     The increases in noninterest income over both prior periods were primarily the result of the gain on the Plantation acquisition and the gain on sale of investment securities related to the balance sheet repositioning strategy. The increases were also the result of additional mortgage and other loan income due to higher volume of residential mortgage loans sold into the secondary market as a result of expanding the correspondent lending channel during 2012, and additional service charges on deposit accounts due to more transaction accounts as well as a higher volume of transaction-based fees due to new complementary products introduced in late 2011.

Noninterest Expense

     The following table summarizes the components of noninterest expense.

Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,		Quarter Change		Six Month Change

(in thousands)	2012	2011	2012	2011	$	%	$	%

Salaries and employee benefits	$15,212	$15,373	$30,354	$32,769	$(161)	(1.0)%	$(2,415)	(7.4)%
Occupancy costs	2,933	2,117	5,200	4,325	816	38.5	875	20.2
Furniture and equipment	1,893	1,769	3,702	3,594	124	7.0	108	3.0
Other real estate expenses, net	134	800	664	667	(666)	(83.3)	(3)	(0.4)
FDIC insurance and regulatory fees	761	850	1,747	2,334	(89)	(10.5)	(587)	(25.1)
Professional services	1,816	1,094	3,247	2,420	722	66.0	827	34.2
Advertising and marketing	972	810	1,628	1,803	162	20.0	(175)	(9.7)
Other loan expense	1,283	1,099	2,634	2,024	184	16.7	610	30.1
Intangible amortization	368	82	458	164	286	NM	294	179.3
Other expense	5,353	3,976	9,800	8,015	1,377	34.6	1,785	22.3
FHLB prepayment termination charge	8,525	---	8,525	---	8,525	NM	8,525	NM
Goodwill impairment	---	630	---	630	(630)	(100.0)	(630)	(100.0)

Total noninterest expense	$39,250	$28,600	$67,959	$58,745	$10,650	37.2%	$9,214	15.7%

NM - Not meaningful.

     The increases in noninterest expense over both prior periods were primarily the result of the termination charge on the prepayment of FHLB advances as part of the balance sheet repositioning. In addition, the increase over the three month period of 2011 was the result of higher occupancy costs, professional services, intangible amortization, and other expense, partially offset by lower OREO expenses, net, and goodwill impairment. Occupancy costs increased primarily the result of expenses associated with closing four unprofitable in-store branches during the three months ended June 30, 2012. Professional services increased primarily the result of conversion, accounting, and consulting expenses related to the Plantation and Liberty acquisitions and other strategic initiatives. Intangible amortization increased primarily the result of establishing intangibles related to the Plantation and Liberty acquisitions. The key factors contributing to the increase in other expense were additional deposit rewards management expenses related to higher customer debit card usage, losses related to FNMA put-back charges, data processing costs related to Liberty and Plantation system conversions, as well as higher travel and training related to the Plantation and Liberty system conversions. During the second quarter of 2012, First Federal incurred $284 thousand in losses related to FNMA and FHLMC put-back charges and penalties on defaulted and foreclosed mortgage loans previously sold in the secondary markets. FNMA or other investors may seek to put-back additional loans to First Federal in future periods. OREO expenses, net decreased primarily the result of fewer write-downs of OREO properties, recognition of more gains on the sales of properties, and less OREO related expense. First Financial wrote-off the goodwill associated with its insurance premium financing operations during the second quarter of 2011.

     In addition to the FHLB prepayment termination charge, the increase in noninterest expense over the six month period of 2011 was principally the result of higher occupancy costs. professional services, other loan expense, and other expense, partially offset by lower salaries and employee benefits, FDIC insurance and regulatory fees, and goodwill impairment. Other loan expenses increased primarily the result of higher foreclosure related expenses, and loan origination and servicing costs. Salaries and employee benefits decreased primarily the result of compensation agreements entered into during the prior year, partially offset by severance and retention recorded during the June 30, 2012 quarter related to the Plantation acquisition. FDIC insurance and regulatory fees decreased primarily the result of the new assessment methodology implemented by the FDIC during 2011. The key factors contributing to the variances in the other categories were the same as those discussed above.

Income Taxes

     The income tax expense for the three months ended June 30, 2012 was $7.7 million, compared with an income tax benefit of $(25.3) million for the same period of the prior year. For the six months ended June 30, 2012, the income tax expense was $12.0 million, compared with an income tax benefit of $(26.2) million for the same period of 2011. The increases over both prior years were primarily the result of the change in pre-tax income, a $2.1 million write-down of the state deferred tax asset during the first quarter of 2012 in connection with First Federal’s conversion from a thrift to a South Carolina state-chartered commercial bank due to a difference in South Carolina tax laws for banks versus thrifts, and the establishment of a $5.6 million deferred tax liability related to the gain on the Plantation acquisition during the second quarter of 2012.

     The effective tax rate for the three months ended June 30, 2012, was 38.00%, compared with 38.57% for the same period of the prior year. The effective tax rate for the six months ended June 30, 2012 was 45.49%, compared with 38.62% for the same period of the prior year. The increase over the six month period of 2011 was primarily the result of the write-down of the state deferred tax asset as discussed above. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition

     Total assets at June 30, 2012 were $3.3 billion, an increase of $157.2 million or 5.0% over December 31, 2011 and an increase of $82.6 million or 2.6% over June 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions, partially offset by a decrease in investment securities due to the balance sheet repositioning.

Cash and Cash Equivalents

     Cash and cash equivalents totaled $70.1 million at June 30, 2012, a decrease of $6.6 million or 8.6% from December 31, 2011 and an increase of $5.1 million or 7.8% over June 30, 2011. The variances were primarily the result of normal fluctuations in transaction accounts and a higher volume of cash items in process on the last business day of the December 31, 2011 quarter.

Investment Securities

     Investment securities at June 30, 2012 totaled $293.4 million, a decrease of $164.3 million or 35.9% from December 31, 2011 and a decrease of $185.2 million or 38.7% from June 30, 2011. The decreases were primarily the result of selling $203.6 million of mortgage-backed securities yielding 1.79% during the three months ended June 30, 2012 as part of the balance sheet repositioning. See Note 3 to the Consolidated Financial Statements and the “Balance Sheet Repositioning” section above for additional information regarding investment securities.

Loans

     The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Residential loans
Residential 1-4 family	$1,023,800	$972,881	$975,405	$909,907	$895,650
Residential construction	19,601	15,501	15,117	16,431	19,603
Residential land	56,073	40,794	41,612	40,725	42,763

Total residential loans	1,099,474	1,029,176	1,032,134	967,063	958,016

Commercial loans
Commercial business	107,804	88,054	83,814	80,871	80,566
Commercial real estate	555,588	447,339	456,541	471,296	482,315
Commercial construction	17,201	16,289	16,477	15,051	16,037
Commercial land	78,011	54,786	61,238	67,432	70,562

Total commercial loans	758,604	606,468	618,070	634,650	649,480

Consumer loans
Home equity	388,534	347,825	357,270	369,213	379,122
Manufactured housing	276,607	275,845	275,275	276,047	274,192
Marine	59,643	50,458	52,590	55,243	57,406
Other consumer	49,621	45,795	50,118	53,064	53,853

Total consumer loans	774,405	719,923	735,253	753,567	764,573

Total loans	2,632,483	2,355,567	2,385,457	2,355,280	2,372,069
Less: Allowance for loan losses	48,799	50,776	53,524	54,333	55,491

Net loans	$2,583,684	$2,304,791	$2,331,933	$2,300,947	$2,316,578

     Total loans at June 30, 2012 increased $247.0 million or 10.4% over December 31, 2011 and increased $260.4 million or 11.0% over June 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions.

     At June 30, 2012, loans held for sale totaled $72.4 million, an increase of $24.1 million or 49.9% over December 31, 2011 and a decrease of $11.9 million or 14.1% from June 30, 2011. The increase over December 31, 2011 was primarily the result of higher levels of residential mortgage loans to be sold in the secondary market due to an expansion of First Federal’s correspondent lending channel. Secondary market sales generally settle in 45 to 60 days. Loans held for sale at June 30, 2011 were comprised of $24.0 million in residential mortgage loans awaiting sale in the secondary market and $60.3 million of loans in the bulk loan sale pool. The decrease from June 30, 2011 was primarily the result of completing the bulk loan sale in October 2011, partially offset by the correspondent lending expansion.

          Included in the portfolio loans table above are loans covered under loss share agreements with the FDIC (“covered loans”), as discussed in Notes 4 and 5 to the Consolidated Financial Statements. The following table provides a summary of the covered loans as well as several credit metrics by loan type.

	As of June 30, 2012				As of December 31, 2011

Loans Covered Under Loss Share Agreements (in thousands)	Loans Outstanding	Covered Delinquent Loans		Covered Nonperforming Loans	Loans Outstanding	Covered Delinquent Loans		Covered Nonperforming Loans

Residential loans
Residential 1-4 family	$2,284	$	---	$725	$2,796	$	---	$734
Residential land	19,664		68	8	7,464		53	253

Total residential loans	21,948		68	733	10,260		53	987

Commercial loans
Commercial business	24,625		300	342	11,127		148	2,851
Commercial real estate	155,068		1,799	7,410	77,834		1,149	10,661
Commercial construction	2,507		---	---	1,036		---	312
Commercial land	34,775		302	925	13,951		274	2,102

Total commercial loans	216,975		2,401	8,677	103,948		1,571	15,926

Consumer loans
Home equity	24,556		477	858	25,493		637	506
Other consumer	1,507		---	91	1,685		42	104

Total consumer loans	26,063		477	949	27,178		679	610

Total loans	$264,986		$2,946	$10,359	$141,386		$2,303	$17,523

Other repossessed assets acquired	$19,986				$7,550
Criticized loans[1]	5,136				6,902
Classified loans[1]	21,082				33,509

[1] See Note 4 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

          The table above includes $157.4 million of covered loans related to the Plantation acquisition as of June 30, 2012. Covered delinquent loans and covered nonperforming loans related to Plantation totaled $112 thousand and $24 thousand, respectively, as of June 30, 2012.

Asset Quality

          National credit conditions have contributed to the historical high credit costs realized by the financial industry over the last several years. The markets in which First Financial operates are not immune to these conditions, which have been a factor in the higher levels of nonperforming assets and charge-offs First Financial has reported since fiscal 2009.

Loan Monitoring

          Management monitors the loan portfolio on a regular basis to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses. An element of the credit risk management process is monthly loan reviews to determine risk levels and exposure to loss. The monthly problem loan review process evaluates all commercial loans greater than $200,000 that are more than 30 days past due and all criticized and classified loans over $500,000. The depth of the review varies by asset type, depending on the nature of those assets and their risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable improvement to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio (as is the case with residential and consumer loans) on the basis of risk indicators such as delinquency or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk. For the larger credits, action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update real estate collateral appraisals on problem loans at least annually, or more frequently if deterioration in market value is observed.

Delinquent Loans

          The following table presents loans that were past due 30-89 days which were not otherwise on nonaccrual status. The table includes covered loans which became delinquent since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30. Details of delinquent covered loans are presented in the “Loans Covered Under Loss Share Agreements” table in the “Loans” section above.

DELINQUENT LOANS	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
(30-89 days past due) (dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$1,244	0.12%	$1,889	0.19%	$2,986	0.31%	$1,722	0.19%	$1,404	0.16%
Residential land	475	0.85	123	0.30	561	1.35	65	0.16	325	0.76

Total residential loans	1,719	0.16	2,012	0.20	3,547	0.34	1,787	0.18	1,729	0.18

Commercial loans
Commercial business	903	0.84	1,677	1.90	908	1.08	868	1.07	2,387	2.96
Commercial real estate	3,014	0.54	3,065	0.69	3,514	0.77	3,394	0.72	2,703	0.56
Commercial construction	---	---	---	---	---	---	595	3.95	---	---
Commercial land	675	0.87	2,271	4.15	1,185	1.94	537	0.80	821	1.16

Total commercial loans	4,592	0.61	7,013	1.16	5,607	0.91	5,394	0.85	5,911	0.91

Consumer loans
Home equity	2,017	0.52	3,315	0.95	4,525	1.27	3,408	0.92	3,266	0.86
Manufactured housing	1,835	0.66	1,502	0.54	3,267	1.19	2,600	0.94	2,298	0.84
Marine	300	0.50	358	0.71	597	1.14	980	1.77	264	0.46
Other consumer	626	1.26	445	0.97	831	1.66	629	1.19	589	1.09

Total consumer loans	4,778	0.62	5,620	0.78	9,220	1.25	7,617	1.01	6,417	0.84

Total delinquent loans	$11,089	0.42%	$14,645	0.62%	$18,374	0.77%	$14,798	0.63%	$14,057	0.59%

          Total delinquent loans at June 30, 2012 decreased $7.3 million or 39.6% from December 31, 2011 and decreased $3.0 million or 21.2% from June 30, 2011. The decreases were primarily the result of continued focused collection efforts.

Nonperforming Assets

          Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to their ability to repay all contractual principal and interest have been classified as impaired under ASC 310-10-35 and placed on nonaccrual status, as discussed further below.

          The following table presents the composition of nonperforming assets. The table includes covered loans which have migrated to nonaccrual status since acquisition and which were not acquired with deteriorated credit quality and accounted for in accordance with ASC 310-30. Loans classified as nonperforming at acquisition are not included below since these loans were adjusted to fair value, which included estimates of credit loss at acquisition date. Details of nonperforming covered loans are presented in the “Loans Covered Under Loss Share Agreements” table in the “Loans” section above.

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011

NONPERFORMING ASSETS (dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$10,460	1.02%	$6,649	0.68%	$4,977	0.51%	$1,595	0.18%	$1,242	0.14%
Residential land	1,423	2.54	1,398	3.43	1,448	3.48	1,140	2.80	451	1.05

Total residential loans	11,883	1.08	8,047	0.78	6,425	0.62	2,735	0.28	1,693	0.18

Commercial loans
Commercial business	1,198	1.11	1,931	2.19	3,665	4.37	4,322	5.34	3,664	4.55
Commercial real estate	15,918	2.87	18,474	4.13	17,160	3.76	18,400	3.90	16,396	3.40
Commercial construction	261	1.52	261	1.60	573	3.48	266	1.77	1,451	9.05
Commercial land	4,577	5.87	5,240	9.56	5,232	8.54	6,310	9.36	5,411	7.67

Total commercial loans	21,954	2.89	25,906	4.27	26,630	4.31	29,298	4.62	26,922	4.15

Consumer loans
Home equity	10,636	2.74	9,779	2.81	8,192	2.29	6,871	1.86	9,165	2.42
Manufactured housing	2,197	0.79	2,648	0.96	3,461	1.26	2,922	1.06	2,953	1.08
Marine	29	0.05	63	0.12	246	0.47	47	0.09	94	0.16
Other consumer	306	0.62	131	0.29	224	0.45	127	0.24	129	0.24

Total consumer loans	13,168	1.70	12,621	1.75	12,123	1.65	9,967	1.32	12,341	1.61

Total nonaccrual loans	47,005	1.79	46,574	1.98	45,178	1.89	42,000	1.78	40,956	1.73
Loans 90+ days still accruing	75		51		121		171		76
Restructured loans, still accruing	2,857		3,276		2,411		734		1,535

Total nonperforming loans	49,937	1.90%	49,901	2.12%	47,710	2.00%	42,905	1.82%	42,567	1.79%
Nonperforming loans held for sale	---		---		---		39,412		42,656
Other repossessed assets acquired	28,191		21,818		20,487		26,212		27,812

Total nonperforming assets	$78,128		$71,719		$68,197		$108,529		$113,035

          Total nonperforming assets at June 30, 2012 increased $9.9 million or 14.6% over December 31, 2011 and decreased $34.9 million or 30.9% from June 30, 2011. The increase over December 31, 2011 was primarily the result of $10.2 million of OREO acquired as part of the Plantation transaction, which was partially offset by $2.5 million in OREO reductions due to legacy First Federal OREO sales and write-downs. In addition, the effects of higher nonperforming residential loans and higher nonperforming home equity loans due to prolonged foreclosure processes were partially offset by lower nonperforming commercial loans. Covered nonperforming loans decreased $7.2 million from December 31, 2011 to $10.4 million at June 30, 2012. Covered OREO totaled $20.0 million at June 30, 2012, an increase of $12.4 million over December 31, 2011.

          First Federal accounts for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. As part of First Federal’s action plan for individual loan relationships, First Federal may restructure loan terms to assist borrowers facing challenges in the current economic environment. See Note 4 to the Consolidated Financial Statements for additional details on TDRs.

          The following table presents net charge-offs by loan category.

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011

NET CHARGE-OFFS (dollars in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Residential loans
Residential 1-4 family	$1,070	0.42%	$507	0.21%	$391	0.16%	$414	0.18%	$12,177	5.28%
Residential land	78	0.59	701	6.75	532	5.31	165	1.58	4,099	34.79

Total residential loans	1,148	0.42	1,208	0.47	923	0.37	579	0.24	16,276	6.59

Commercial loans
Commercial business	334	1.34	825	3.60	640	3.22	136	0.69	6,826	30.60
Commercial real estate	715	0.54	1,462	1.30	1,417	1.22	433	0.36	41,022	29.15
Commercial construction	(2)	(0.05)	(2)	(0.05)	(3)	(0.07)	635	16.12	3,067	53.06
Commercial land	723	4.00	1,439	9.87	804	4.94	2,052	12.15	33,995	118.23

Total commercial loans	1,770	0.99	3,724	2.41	2,858	1.83	3,256	2.04	84,910	42.98

Consumer loans
Home equity	2,580	2.71	2,264	2.57	2,955	3.26	4,910	5.28	4,725	4.91
Manufactured housing	666	0.97	1,467	2.13	845	1.23	978	1.42	1,049	1.54
Marine	82	0.60	361	2.83	142	1.05	158	1.12	44	0.30
Other consumer	428	3.48	469	3.90	531	4.09	217	1.61	446	3.28

Total consumer loans	3,756	1.98	4,561	2.51	4,473	2.41	6,263	3.31	6,264	3.26

Total net charge-offs	$6,674	1.04%	$9,493	1.60%	$8,254	1.39%	$10,098	1.71%	$107,450	16.87%

*Represents an annualized rate

     The decrease in net charge-offs for the quarter ended June 30, 2012 as compared with the prior quarters was the result of lower charge-offs in all loan categories as credit metric trends continue to stabilize. The quarter ended June 30, 2011 included $95.0 million in charge-offs related to reclassifying $155.3 million of portfolio loans to loans held for sale. The level of future net charge-offs is expected to fluctuate, primarily as residential and home equity problem loans are worked through their credit cycle.

     The following table details classified assets by category.

	June 30, 2012			December 31, 2011
CLASSIFIED ASSETS (dollars in thousands)	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified

Residential loans
Residential 1-4 family	$725	$15,524	$16,249	$734	$7,232	$7,966
Residential land	8	1,877	1,885	253	1,518	1,771
Total residential loans	733	17,401	18,134	987	8,750	9,737

Commercial loans
Commercial business	1,543	9,119	10,662	4,386	9,466	13,852
Commercial real estate	14,568	39,396	53,964	22,569	39,936	62,505
Commercial construction	---	261	261	588	261	849
Commercial land	1,605	9,437	11,042	3,516	10,697	14,213
Total commercial loans	17,716	58,213	75,929	31,059	60,360	91,419

Consumer loans
Home equity	2,536	14,022	16,558	1,359	8,087	9,446
Manufactured housing	---	2,333	2,333	---	3,461	3,461
Marine	---	29	29	15	231	246
Other consumer	97	363	460	89	256	345
Total consumer loans	2,633	16,747	19,380	1,463	12,035	13,498
Total classified loans	21,082	92,361	113,443	33,509	81,145	114,654
Other repossessed assets acquired	19,986	8,205	28,191	7,550	12,937	20,487
Total classified assets	$41,068	$100,566	$141,634	$41,059	$94,082	$135,141

Classified assets/FFCH tier 1 capital + ALLL		26.83%	37.78%		25.15%	36.12%

     The increases in classified residential loans and home equity loans were essentially the result of inflows related to nonperforming loans not being offset by outflows due to the current prolonged foreclosure process.

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

     A committee consisting of members of lending management, credit risk management, and accounting meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. First Federal utilizes an external firm to review the credit quality of the loan portfolio and reports the results of its reviews to executive management and the Audit Committee of Board of Directors on a quarterly basis. Such reviews also assist management in validating the accuracy of the credit risk rating process and establishing the level of the allowance.

     The portfolio evaluation and allowance calculation process segregates the allowance into two components, allocated and unallocated, as appropriate. To arrive at the allocated component of the allowance, First Federal combines estimates of the allowance needed for loans analyzed individually and on a pooled basis. While the result of the calculation may determine that there is an unallocated portion, as of June 30, 2012, there was no unallocated portion in the allowance for loan losses. In addition to being used to categorize risk, First Federal’s internal credit risk rating system is used to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

     A primary component of determining appropriate reserve factors in the allowance calculation is the actual loss history tracked by major loan category. First Federal currently estimates the losses inherent in the loan portfolio based on a rolling eighteen month historical loss period to evaluate the allowance. The loss history is reviewed by loan sector along with more recent trends, such as one-year and the most recent quarter historical loss ratios to determine the direction and anticipation of probable future losses. First Federal’s policy is to adjust the loss history with internal and external qualitative factors at each period end, as appropriate, given the facts available at the time. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include, but are not limited to:

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

     Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The portion of the allowance that is allocated to impaired loans is primarily determined by estimating the loss inherent in each problem credit through a discounted cash flow methodology or based on the value of the underlying collateral.

     The following table sets forth the changes in the allowance.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of period	$50,776	$85,138	$53,524	$88,349
Provision for loan losses	4,697	77,803	11,442	90,478

Charge-offs	(7,655)	(108,203)	(17,729)	(125,182)
Recoveries	981	753	1,562	1,846
Net charge-offs	(6,674)	(107,450)	(16,167)	(123,336)
Balance, end of period	$48,799	$55,491	$48,799	$55,491

     The allowance for loan losses at June 30, 2012 represented 1.85% of total loans, compared with 2.34% of total loans at June 30, 2011. The decrease in the allowance ratio was primarily the result of acquiring loans that are carried at fair value and do not currently have an associated allowance. Excluding the impact related to the $294.6 million of loans acquired from Plantation and Liberty during the June 30, 2012 quarter, the allowance for loan losses was 2.09% and the decrease was primarily the result of the continued improvement in historical loss factors and stable credit metrics since the bulk loan sale in October 2011. The allowance for loan losses at June 30, 2012 was 2.06% of loans excluding covered loans, and represented 1.23 times coverage of the non-covered nonperforming loans.

     First Federal believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. Management and the Board of Directors have implemented appropriate policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied processes implemented, and have determined that the controls in place are adequate to ensure that the allowance is appropriate at each balance sheet date. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate. Management believes that the allowance is adequate for the risk inherent in the portfolio as of each balance sheet date.

Other Intangible Assets

     Other intangible assets, net totaled $8.9 million at June 30, 2012, an increase of $6.5 million over December 31, 2011 and an increase of $6.4 million over June 30, 2011. The increases were the result of establishing intangibles related to the Liberty and Plantation acquisitions of $5.2 million and $1.7 million, respectively. These increases were partially offset by the ongoing amortization of the existing and new intangibles. See Note 2 to the Consolidated Financial Statements for additional information regarding the establishment of the intangible assets associated with the acquisitions.

Other Assets

     Other assets totaled $106.0 million at June 30, 2012, an increase of $7.0 million or 7.1% over December 31, 2011 and a decrease of $23.4 million or 18.1% from June 30, 2011. The increase over December 31, 2011 was primarily the result of a higher OREO and mortgage servicing rights, partially offset by a reduction in tax assets. The increase in OREO was primarily the result of $10.2 million acquired in the Plantation transaction, partially offset by a $2.5 million reduction in legacy OREO due to sales and write-downs exceeding inflows. The increase in mortgage servicing rights was primarily the result of expanding the sold loan portfolio due to recent residential mortgage origination levels. The decrease in tax assets was primarily the result of current tax adjustments and the $2.1 million write-down of the state deferred tax asset. The decrease from June 30, 2011 was primarily the result of current tax adjustments recorded and federal tax refunds received during the twelve month period and the $2.1 million write-down of the state deferred tax asset. OREO balances are essentially unchanged from June 30, 2011 as increase due to the OREO acquired in the Plantation transaction was substantially offset by reductions in the legacy OREO portfolio.

Deposits

     Deposits totaled $2.7 billion at June 30, 2012, an increase of $464.0 million or 20.7% over December 31, 2011 and an increase of $387.5 million or 16.7% over June 30, 2011. Core deposits, which include checking, savings, and money market accounts, totaled $1.6 billion at June, 2012, an increase of $361.8 million or 29.4% over December 31, 2011 and an increase of $415.6 million or 35.3% over June 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions as well as the introduction of new retail deposit products and sales processes during 2011. Time deposits at June 30, 2012 totaled $1.1 billion, an increase of $102.2 million or 10.1% over December 31, 2011 and a decrease of $28.2 million or 2.5% from June 30, 2011. The increase over December 31, 2011 was primarily the result of the Plantation and Liberty acquisitions, partially offset by the continued planned reductions in maturing high rate retail and wholesale time deposits. The decrease from June 30, 2011 was primarily the result of the continued planned reductions in maturing high rate time deposits, partially offset by the additional time deposits acquired in the Plantation and Liberty transactions.

Borrowed Funds

     Borrowed funds are comprised of advances from the FHLB and long-term debt. Borrowings totaled $280.2 million at June 30, 2012, a decrease of $328.0 million or 53.9% from December 31, 2011 and a decrease of $324.5 million or 53.7% from June 30, 2011. The decreases were primarily the result of prepaying $125.0 million of long-term FHLB advances, yielding 3.15%, during the three months ended June 30, 2012 as part of the balance sheet repositioning strategy as well as paydowns of advances from the FHLB during the last twelve months. The paydowns during the last twelve months reflects a shift in funding mix to core deposits due to organic deposit growth as well as the deposits acquired in the Plantation and Liberty transactions. See Note 6 to the Consolidated Financial Statements and in the “Balance Sheet Repositioning” section above for additional information regarding the FHLB paydown.

Capital

     Shareholders’ equity at June 30, 2012 was $287.2 million, an increase of $10.1 million or 3.6% over December 31, 2011 and an increase of $20.7 million or 7.8% over June 30, 2011. The increases were primarily the result of net operating results, partially offset by a reduction in accumulated other comprehensive income related to investment securities valuations during the last twelve months. Both First Financial and First Federal’s regulatory capital ratios are in excess of “well-capitalized” minimums, as presented in the following table.

		For the Quarters Ended
		June 30, 2012	March 31, 2012	December 31, 2011		September 30, 2011		June 30, 2011
First Financial
Equity to assets		8.69%	8.84%	8.81%		8.37%		8.27%
Tangible common equity to tangible assets (non-GAAP)		6.47	6.70	6.67		6.27		6.08
Book value per common share		$13.45	$12.89	$12.84		$12.31		$12.20
Tangible book value per common share (non-GAAP)		12.91	12.75	12.69		12.16		11.83
Dividends paid per common share, authorized		0.05	0.05	0.05		0.05		0.05
Common shares outstanding, end of period (000s)		16,527	16,527	16,527		16,527		16,527

	Regulatory Minimum for “Well-Capitalized”
Tier 1 leverage capital ratio	5.00%	9.79%	10.22%		(1)		(1)		(1)
Tier 1 risk-based capital ratio	6.00	13.89	14.81		(1)		(1)		(1)
Total risk-based capital ratio	10.00	15.16	16.08		(1)		(1)		(1)

First Federal[2]
Tier 1 leverage capital ratio	5.00%	9.06%	9.00%	8.92%		8.26%		7.48%
Tier 1 risk-based capital ratio	6.00	12.86	13.05	12.35		11.26		10.07
Total risk-based capital ratio	10.00	14.13	14.32	13.61		12.53		11.33

[1]

The quarter ended March 31, 2012 represented the first period holding company ratios for First Financial were required to be filed with the Federal Reserve Bank included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies. The capital ratios presented above for the holding company are considered preliminary until the regulatory report is filed with the Federal Reserve Bank.

[2]

Capital ratios beginning with the quarter ended March 31, 2012 for First Federal Bank are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income (the “Call Report”). Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.

     As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides guidance that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.06% at June 30, 2012.

     On March 29, 2012, the U.S. Treasury completed the sale of its $65 million Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”) investment in First Financial to private investors through a registered public offering. There was no impact to First Financial’s financial condition or operating results due to the transaction. On July 26, 2012, First Financial declared a quarterly cash dividend of $12.50 per preferred share payable on August 15, 2012 to preferred shareholders of record as of August 3, 2012.

     On July 26, 2012, First Financial declared a quarterly cash dividend of $0.05 per common share, payable on August 23, 2012 to common shareholders of record as of August 9, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

     Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2011 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business. See Note 11 to the Consolidated Financial Statements for additional information.

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

     As of June 30, 2012, First Federal had the capacity to borrow an additional $778.2 million with the FHLB of Atlanta, the Federal Reserve of Richmond, and through federal funds lines with three unaffiliated banks. Neither the line with the Federal Reserve nor the Federal Funds lines had outstanding balances at June 30, 2012.

First Financial Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries. First Financial is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, and additional borrowings or stock offerings. Potential uses of First Financial’s cash and cash equivalents include dividend and interest payments, operating expenses, or capital contributions to its subsidiaries, including First Federal. As of June 30, 2012, First Financial had cash and cash equivalents of $22.4 million, compared with $39.0 million at December 31, 2011. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders. In April 2012 and June 2012, the Board of Directors approved a total of $12.0 million downstream of capital to First Federal to support recent acquisition activities.

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

     First Federal’s ALCO has established policies and monitors results to manage interest rate risk. The dynamic repricing gap analysis provides a measurement of repricing risk as of a point in time by allocating rate sensitive assets and liabilities to repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods is compared for mismatches within each period. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing and maturity periods based on the historical price sensitivity of such liabilities to interest rate movements. Repricing periods for assets include the effects of expected prepayments on cash flows. Particular assets and liabilities, such as adjustable rate mortgages, are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing. Another measurement is asset/liability modeling and interest income simulation to assess varying interest rate and balance sheet mix assumptions. First Federal utilizes various balance sheet strategies to adjust its interest rate sensitivity position as necessary, including decisions on the pricing, maturity, and marketing of particular loan or deposit products, and to make decisions regarding the structure of maturities for borrowings or wholesale funding options.

     Based on the dynamic gap analysis, First Federal is liability-sensitive within one year, with rate-sensitive liabilities exceeding rate-sensitive assets by $102.4 million or 3.10% of total assets as of June 30, 2012. This is compared with a liability-sensitive position of $201.4 million or 6.40% of total assets as of December 31, 2011. The decrease in the liability-sensitive position was primarily the result of the combination of the recent acquisitions and the balance sheet repositioning. Acquired loans with variable rates and short-term repricing more than offset the investment securities sold in the repositioning, resulting in a $97.6 million increase in assets repricing within one year. In addition, there was no significant change in liabilities repricing within one year, as the acquisition resulted in a shift in funding due to the replacement of short-term borrowed funds with liability-sensitive core deposits

     Repricing gap analysis is limited in its ability to measure interest rate sensitivity. The repricing characteristics of assets, liabilities, and off-balance sheet derivatives can change in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis. Basis risk is the risk that changes in interest rates will reprice interest-bearing liabilities differently from interest-earning assets, thus causing an asset/liability mismatch. This analysis does not take into consideration the repricing dynamics in adjustable-rate loans, such as minimum and maximum annual and lifetime interest rate adjustments and also the index utilized and whether the index is a current or lagging index. Included in the analysis are estimates of prepayments on fixed-rate loans and mortgage-backed securities in a one-year period and expectations that under current interest rates, certain advances from the FHLB will not be called and loans will not reprice due to floors. Also included in the analysis are estimates of core deposit decay rates, based on recent studies and regression analysis of core deposits.

     First Federal is currently liability-sensitive, which normally indicates that a rise in market rates would have a negative effect on net interest income. The opposite would generally occur when an institution has a positive gap position, or is asset-sensitive. Net interest income simulations were performed as of June 30, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming a static balance sheet composition. Based on the simulations, if market interest rates were to increase immediately by 100 basis points, net interest income would be expected to decrease by 0.74%. If market interest rates were to increase immediately by 200 basis points, net interest income would be expected to decrease by 0.43% from what it would be if rates were to remain at June 30, 2012 levels. In a rising rate environment, the projected decline in net interest income is due to the immediate repricing of short-term liabilities, while the majority of the loans will adjust over a longer period and at specific increments based on contractual terms.

     Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at June 30, 2012 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 11.17% and increase by 17.24%, respectively, from where it would be if rates were to remain at June 30, 2012 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

     a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on their evaluation, First Financial’s Chief Executive Officer and its Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of June 30, 2012, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

     From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2012, First Financial believes that such litigation will not materially affect First Financial’s consolidated financial position or results of operations.

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

101*

The following material from First Financial’s Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statement of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows, and 6) Notes to Consolidated Financial Statements

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: August 9, 2012	/s/ Blaise B. Bettendorf

Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)