Form 10-Q
period 2012-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2012-11-09
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
Or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 08, 2012

Common Stock, $0.01 par value	16,526,752

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)	September 30, 2012	December 31, 2011	September 30, 2011

ASSETS
Cash and due from banks	$50,749	$61,400	$54,307
Interest-bearing deposits with banks	35,668	15,275	31,630

Total cash and cash equivalents	86,417	76,675	85,937
Investment securities
Securities available for sale, at fair value	236,048	404,550	412,108
Securities held to maturity at amortized cost, approximate fair value $19,830, $23,242, and $24,162, respectively	17,331	20,486	21,671
Nonmarketable securities	23,254	32,694	35,782

Total investment securities	276,633	457,730	469,561
Loans	2,574,369	2,385,457	2,355,334
Less: Allowance for loan losses	46,351	53,524	54,333

Net loans	2,528,018	2,331,933	2,301,001
Loans held for sale	53,761	48,303	94,872
FDIC indemnification asset, net	75,017	51,021	50,465
Premises and equipment, net	83,916	82,907	83,423
Bank owned life insurance	50,241	—	—
Other intangibles, net	8,478	2,401	2,491
Other assets	83,006	95,994	118,560

Total assets	$3,245,487	$3,146,964	$3,206,310

LIABILITIES
Deposits
Noninterest-bearing checking	$382,077	$279,310	$278,944
Interest-bearing checking	507,262	429,907	440,584
Savings and money market	730,365	522,496	505,059
Retail time deposits	869,544	791,544	824,875
Wholesale time deposits	127,509	215,941	253,395

Total deposits	2,616,757	2,239,198	2,302,857
Advances from FHLB	253,000	561,000	558,000
Long-term debt	47,204	47,204	47,204
Other liabilities	36,026	22,384	29,743

Total liabilities	2,952,987	2,869,786	2,937,804

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued 65,000 shares at September 30, 2012, December 31, 2011, and September 30, 2011, respectively (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares, issued 21,465,163 shares at September 30, 2012, December 31, 2011 and September 30, 2011, respectively	215	215	215
Additional paid-in capital	196,612	196,002	195,790
Treasury stock at cost, 4,938,411 shares at September 30, 2012, December 31, 2011, and September 30, 2011, respectively	(103,563)	(103,563)	(103,563)
Retained earnings	202,832	187,367	173,587
Accumulated other comprehensive (loss) income	(3,597)	(2,844)	2,476

Total shareholders’ equity	292,500	277,178	268,506

Total liabilities and shareholders’ equity	$3,245,487	$3,146,964	$3,206,310

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$37,104	$33,828	$105,223	$103,169
Interest and dividends on investments	2,771	4,390	10,176	13,691
Other	139	338	317	1,352

Total interest income	40,014	38,556	115,716	118,212

INTEREST EXPENSE
Interest on deposits	3,747	5,323	11,679	18,131
Interest on borrowed money	3,070	4,169	10,875	12,314

Total interest expense	6,817	9,492	22,554	30,445

NET INTEREST INCOME	33,197	29,064	93,162	87,767
Provision for loan losses	4,533	8,940	15,975	99,418

Net interest income (loss) after provision for loan losses	28,664	20,124	77,187	(11,651)
NONINTEREST INCOME
Service charges and fees on deposit accounts	7,772	7,196	22,632	20,559
Mortgage and other loan income	4,061	2,743	11,868	5,918
Trust and plan administration	1,117	1,333	3,276	3,561
Brokerage fees	655	588	2,194	1,911
Other	754	647	2,222	1,992
Other-than-temporary impairment on investment securities	(145)	(169)	(359)	(345)
Gain on acquisition	—	—	14,550	—
Gain on sale or call of investments	334	—	3,877	1,419
Gain on sold loan pool, net	—	1,900	—	1,900

Total noninterest income	14,548	14,238	60,260	36,915

NONINTEREST EXPENSE
Salaries and employee benefits	15,621	14,672	45,975	47,441
Occupancy costs	2,333	2,187	7,533	6,512
Furniture and equipment	2,132	1,724	5,834	5,318
Other real estate expenses, net	1,030	3,115	1,694	3,782
FDIC insurance and regulatory fees	693	576	2,448	2,910
Professional services	1,980	1,589	5,320	4,161
Advertising and marketing	964	868	2,582	2,665
Other loan expense	1,620	990	4,254	3,014
Intangible amortization	512	80	970	244
Other expense	6,144	3,787	15,853	11,655
FHLB prepayment termination charge	—	—	8,525	—
Goodwill impairment	—	—	—	630

Total noninterest expense	33,029	29,588	100,988	88,332

Net income (loss) from continuing operations before taxes	10,183	4,774	36,459	(63,068)
Income tax expense (benefit) from continuing operations	3,516	1,893	15,469	(24,308)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,667	2,881	20,990	(38,760)
Loss from discontinued operations, net of tax	—	(1,804)	—	(3,593)

NET INCOME (LOSS)	6,667	1,077	20,990	(42,353)
Preferred stock dividends	813	813	2,438	2,438
Accretion on preferred stock discount	160	151	474	446

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,694	$113	$18,078	$(45,237)

Net income (loss) per common share from continuing operations
Basic	$0.34	$0.12	$1.09	$(2.52)
Diluted	0.34	0.12	1.09	(2.52)

Net loss per common share from discontinued operations
Basic	$—	$(0.11)	$—	$(0.22)
Diluted	—	(0.11)	—	(0.22)

Net income (loss) per common share
Basic	$0.34	$0.01	$1.09	$(2.74)
Diluted	0.34	0.01	1.09	(2.74)

Average common shares outstanding
Basic	16,527	16,527	16,527	16,527
Diluted	16,529	16,527	16,528	16,527

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2012	2011	2012	2011

NET INCOME (LOSS)	$6,667	$1,077	$20,990	$(42,353)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities available for sale	463	4,274	(1,163)	586
Change in pension liability	—	(261)	—	(261)
Other-than-temporary impairment	145	169	359	345

	608	4,182	(804)	670
Less: Reclassification of other-than-temporary impairment included in income for the period	(145)	(169)	(359)	(345)
Tax (expense) benefit	(162)	(1,551)	410	(124)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	301	2,462	(753)	201

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,968	$3,539	$20,237	$(42,152)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

								Accumulated Other Comprehensive Income (Loss)
						Treasury Stock at Cost
(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid- in Capital		Retained Earnings
	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2010	65	$1	16,527	$215	$195,090	$(103,563)	$221,304	$2,275	$315,322
Net loss							(42,353)		(42,353)
Other comprehensive income, net of tax								201	201
Stock based compensation expense					254				254
Accretion of preferred stock					446		(446)		—
Cash dividends
Common stock ($0.05 per share)							(2,480)		(2,480)
Preferred stock ($12.50 per share)							(2,438)		(2,438)

Balance at September 30, 2011	65	$1	16,527	$215	$195,790	$(103,563)	$173,587	$2,476	$268,506

Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178
Net income							20,990		20,990
Other comprehensive loss, net of tax								(753)	(753)
Stock based compensation expense					136				136
Accretion of preferred stock					474		(474)		—
True-up preferred stock dividend payable							(134)		(134)
Cash dividends
Common stock ($0.05 per share)							(2,479)		(2,479)
Preferred stock ($12.50 per share)							(2,438)		(2,438)

Balance at September 30, 2012	65	$1	16,527	$215	$196,612	$(103,563)	$202,832	$(3,597)	$292,500

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

(in thousands)	2012	2011

Operating Activities
Net Income (loss)	$20,990	$(42,353)
Less: loss from discontinued operations	—	(3,593)

Net income (loss) from continuing operations	20,990	(38,760)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	15,975	99,418
Depreciation	4,744	4,100
Amortization of intangibles	872	244
Net decrease (increase) in current & deferred income tax	24,450	(19,035)
Mark-to-market adjustments	(7,817)	(4,300)
Fair value of adjustments on other real estate owned	7,224	6,015
Amortization (accretion) of unearned premiums/discounts on investments, net	197	(960)
Other-than-temporary impairment on investment securities	359	345
Loans originated for sale	(576,662)	(222,541)
Proceeds from loans held for sale	586,659	213,089
Gain on sale of loans, net	(11,019)	(2,120)
Gain on sold loan pool, net	—	(1,900)
Gain on sale of other real estate owned, net	(1,566)	(921)
Gain on sale or call of investments	(3,877)	(1,419)
Gain on sale of premises and equipment	(74)	(91)
Gain on acquisition	(14,550)	—
Recognition of stock-based compensation expense	136	254
Decrease in prepaid FDIC insurance premium	1,997	2,278
FDIC reimbursement of covered asset losses	11,684	19,212
Goodwill impairment	—	630
FDIC indemnification asset impairment	563	—
Other	(6,737)	(2,696)
Discontinued operations, net	—	(10,700)

Net cash provided by operating activities	53,548	40,142

Investing Activities
Securities available-for-sale
Proceeds from sales	207,705	1,419
Proceeds from maturities, calls, and payments	80,605	76,163
Purchases	(103,725)	(114,700)
Proceeds from maturities, calls, and payments; securities held to maturity	3,478	350
Decrease in nonmarketable securities, net	9,440	5,492
Purchase of bank owned life insurance	(50,000)	—
Plantation acquisition, net of cash received	126,225	—
Liberty branch acquisition, net of cash received	84,195	—
Decrease in loans, net	74,018	14,897
Proceeds from sales of other real estate owned	23,681	14,946
Proceeds from sold loan pool	—	3,672
Proceeds from sale of business	—	40,278
Increase in premises and equipment, net	(3,670)	(2,626)
Discontinued operations, net	—	33

Net cash provided by investing activities	451,952	39,924

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Nine Months Ended September 30,

(in thousands)	2012	2011

Financing Activities
Increase in demand and savings deposits, net	114,930	114,120
Decrease in time deposits, net	(269,416)	(220,757)
(Repayments of) proceeds from FHLB advances, net	(336,355)	61,000
Dividends paid on common stock	(2,479)	(2,480)
Dividends paid on preferred stock	(2,438)	(2,438)

Net cash used by financing activities	(495,758)	(50,555)

Net increase in cash and cash equivalents	9,742	29,511

Cash and cash equivalents at beginning of period, continuing operations	76,675	53,404
Cash and cash equivalents at beginning of period, discontinued operations	—	3,022

Cash and cash equivalents at beginning of period	76,675	56,426

Cash and cash equivalents at end of period, continuing operations	86,417	85,937
Cash and cash equivalents at end of period, discontinued operations	—	—

Cash and cash equivalents at end of period	$86,417	$85,937

Supplemental disclosures
Cash paid during the period for
Interest	$24,606	$33,472
Income taxes	2,321	3,282
FHLB prepayment termination charge	8,525	—
Loans transferred to OREO	21,019	26,438
Loans transferred to held for sale	—	159,739
Loans securitized into mortgage-backed securities	469,635	167,695

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

NOTE 1. Basis of Presentation and Accounting Policies

          The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

          First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the accompanying consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004, which remains outstanding at September 30, 2012. The net proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital for First Financial and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Operations. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders and, consequently, First Financial is not exposed to loss related to this VIE.

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

Recently Adopted Accounting Pronouncements

FASB ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Assets for Impairment.”

          This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments will allow First Financial to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether it should apply the quantitative test and calculate the fair value of the indefinite-lived intangible asset. Specifically, First Financial has the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, after considering all relevant events and circumstances, First Federal concludes that it is more likely than not that the indefinite-lived intangible asset is impaired then First Financial is required to determine the fair value of the indefinite-lived intangible asset and compare the fair value with the carrying amount to determine the amount of impairment loss, if any. However, if First Financial concludes otherwise, then it is not required to take any further action. Under the amended guidance, First Financial may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The amendments do not change how an impairment loss is measured or how First Financial measures an impairment loss. ASU 2012-2 is effective for annual and interim impairment tests performed after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on its financial condition or results of operations.

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

          This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders’ Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements should appear consecutively within a financial report. The ASU does not affect the calculation of earnings per share. The adoption of ASU 2011-05 was effective December 15, 2011. First Financial elected to present a separate OCI statement which is located immediately following its Consolidated Statements of Operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

          This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes principles or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU requires new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The adoption of ASU 2011-04 was effective for reporting periods beginning on or after December 15, 2011 and is included in Note 8 to the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

FASB ASU 2012-06. “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”

          This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss sharing agreement (indemnification agreement). When First Financial recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), First Financial should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance is effective for annual periods beginning on or after December 15, 2012 and interim periods within those annual periods. First Financial has previously accounted for its indemnification asset in accordance with this guidance; accordingly, this guidance will have no impact on First Financial’s consolidated financial position, results of operations, or cash flows.

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”

          This ASU addresses the differences in reporting between GAAP and International Financial Reporting Standards (“IFRS”) regarding offsetting (netting) assets and liabilities and enhances current disclosures. ASU 2011-11 requires First Financial to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. First Financial does not expect the adoption of ASU 2011-11 to have a material impact on its financial condition or results of operations.

NOTE 2. Acquisitions

          Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and assets acquired and liabilities assumed are recorded at their estimated fair value as of acquisition date. Determining the fair value of the assets and liabilities, especially the loan portfolio and other real estate owned (“OREO”), is a complex process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value assigned to loans and OREO is preliminary and subject to refinement for the earlier of up to one year after the closing date of the acquisition or as additional information becomes available. Acquisition-related costs are recognized as expenses in the period they are incurred. As of September 30, 2012, there have been no adjustments or changes to the initial fair values.

Liberty Savings Bank Branch Acquisition

          On April 20, 2012, First Federal acquired five branches from Liberty Savings Bank (“Liberty”) in the Hilton Head, South Carolina market and the transaction included $22.2 million of performing loans and $113.2 million of deposits, as of the transaction date. First Federal consolidated three of the acquired branches with existing First Federal financial centers, adding a net of two new financial centers in the Hilton Head market. The acquired loans and time deposits were recorded at their estimated fair value based on expected contractual cash flows, which were discounted at market rates as of the acquisition date. The estimated fair value for the loans did not include a discount for credit quality as they were all performing loans as of the acquisition date. First Federal also recorded an intangible asset totaling $5.2 million, which represented the estimated fair value of the assumed core deposits (noninterest-bearing checking, interest-bearing checking, savings, and money market accounts) as well as the estimated value of a non-compete agreement between First Federal and Liberty. The amortization of the purchase accounting adjustments for the loans and time deposits is recorded in net interest income while the amortization of the intangible asset is recorded in noninterest expense on the Consolidated Statements of Operations.

Plantation Federal Bank FDIC-Assisted Acquisition

          On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Plantation (the “Transaction”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (a “P&A Agreement”).

          In connection with the Transaction, the FDIC made a cash payment to First Federal of $46.0 million, and First Federal did not pay the FDIC a premium to assume the customer deposits. The P&A Agreement includes a customary loss sharing agreement with the FDIC, which covers $216.2 million at carrying value of acquired commercial loans and commercial OREO ($169.5 million at estimated fair value). First Federal will share in the losses on the covered asset pools and the FDIC is obligated to reimburse First Federal for 80% of all eligible losses with respect to covered assets, beginning with the first dollar of loss incurred through $55.0 million in losses. First Federal absorbs losses greater than $55.0 million up to $65.0 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65.0 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries with respect to the covered assets. The loss share agreement provides for FDIC loss sharing for five years and First Federal to reimburse the FDIC for recoveries for eight years.

          The fair value of the loans acquired was estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds. Loans with an estimated fair value of $139.8 million with credit deterioration were acquired and accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. First Federal estimated the fair value of the ASC 310-30 loans based on projected cash flows, the type of loan and related collateral, risk rating classification status and current market interest rates. Loans were grouped into pools according to similar characteristics and are treated in the aggregate when applying various valuation techniques. First Federal also estimated the amount of credit losses that are expected to be realized for the loan portfolio by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful. Certain amounts related to these loans were estimates, such as “as-is” and liquidation collateral values provided for by appraisers, and are highly subjective. The discount rates take into consideration the market interest rate environment as of the acquisition date and a credit risk component based on the credit characteristics of each loan pool. The accretion of the fair value discount on the acquired loans is recorded in net interest income on the Consolidated Statements of Operations. The accretion of the fair value discount on the acquired OREO is recorded in noninterest expense on the Consolidated Statements of Operations.

          The fair value of the FDIC indemnification asset associated with the covered assets was estimated at $34.3 million using projected cash flows related to the loss sharing agreement, based on the expected reimbursement for losses and the applicable loss sharing percentages for each loss tranche. The expected cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The amount that First Federal realizes on the FDIC indemnification asset could differ materially from the carrying value, based on the timing and amount of collections on the acquired covered assets in future periods. To the extent the actual values realized are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss share support from the FDIC. There is no contractual interest rate associated with the FDIC indemnification asset; however, a present value discount was recorded against the initial balance of the FDIC indemnification asset and this discount is accreted into net interest income on the Consolidated Statement of Operations. A liability for a potential true-up payment which may be owed to the FDIC related to the indemnification asset was established at an estimated fair value of $3.5 million, net of present value discount. The true-up liability was recorded in other liabilities on the Consolidated Balance Sheets and the amortization of the fair value discount is recorded in noninterest expense on the Consolidated Statements of Operations.

          For the other assets acquired and liabilities assumed, First Federal used various methods to estimate fair value as of the acquisition date. For the investment securities and advances from the Federal Home Loan Bank (“FHLB”), the fair value was estimated using quoted or current market prices, including applicable prepayment termination charges. The fair value of time deposits was estimated based on expected contractual cash flows, which were discounted at current market rates. The accretion of the discount on the time deposits is recorded in net interest income on the Consolidated Statements of Operations. First Federal recorded a core deposit intangible representing the fair value of the assumed core deposits and the amortization of this intangible is recorded in noninterest expense on the Consolidated Statements of Operations.

          During the three months ended June 30, 2012 a bargain purchase gain of $14.6 million was recorded in noninterest income on the Consolidated Statements of Operations. A $5.6 million deferred tax liability, representing the difference between the financial statement and tax bases of the assets acquired and liabilities assumed, was recorded in other liabilities on the Consolidated Balance Sheets during the three months ended June 30, 2012. The bargain purchase gain represents the amount by which the estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed, adjusted for the discount bid cash payment received from the FDIC as well as the establishment of the FDIC indemnification asset and its associated potential true-up liability.

          Due to the significant amount of fair value adjustments, the resulting accretion and amortization of those adjustments and the protection from the FDIC loss share agreement, historical operating results for Plantation are not relevant to First Federal’s ongoing results of operations. The following table presents the assets acquired and liabilities assumed as of April 27, 2012, including the purchase accounting adjustments.

Statement of Assets Acquired and Liabilities Assumed As of April 27, 2012
(in thousands)

	Balances Acquired from the FDIC	Fair Value Adjustments		As Recorded by First Federal

ASSETS
Cash and due from banks	$71,535	$—		$71,535
Interest-bearing deposits with banks	8,690	—		8,690

Total cash and cash equivalents	80,225	—		80,225
Investment securities
Securities available for sale, at fair value	10,824	—		10,824
Nonmarketable securities	3,307	—		3,307

Total investment securities	14,131	—		14,131
Loans	326,558	(47,907)[1]		278,651
FDIC indemnification asset, net	—	34,300	[2]	34,300
Other real estate owned	25,260	(14,524)[3]		10,736
Other intangibles, net	—	1,710	[4]	1,710
Other assets	1,263	—		1,263

Total assets acquired	$447,437	$(26,421)		$421,016

LIABILITIES
Deposits
Noninterest-bearing checking	$25,942	$—		$25,942
Interest-bearing checking	34,806	—		34,806
Savings and money market	127,043	—		127,043
Retail time deposits	229,313	2,174	[5]	231,487
Wholesale time deposits	651	—		651

Total deposits	417,755	2,174		419,929
Advances from FHLB	28,000	355	[6]	28,355
Deferred tax liability	—	5,583	[7]	5,583
Other liabilities	533	3,500	[8]	4,033

Total liabilities assumed	446,288	$11,612		457,900

Excess of liabilities assumed over assets acquired	$1,149			$(36,884)

Explanation of fair value adjustments

[1]	Reflects the fair value adjustments based on First Federal’s evaluation of the acquired loan portfolio.
[2]	Reflects the estimated fair value of payments First Federal anticipates receiving from the FDIC under the loss share agreement.
[3]	Reflects estimated OREO losses based on First Federal’s evaluation of the acquired OREO.
[4]	Reflects recording the core deposit intangible on the acquired core deposits.
[5]	Adjusts for interest rates that are higher than rates available on similar deposits as of the acquistion date.
[6]	Reflects the fair value as quoted by the the FHLB.
[7]	Establishes a deferred tax liability related to the gain on acquisition.
[8]	Establishes the true-up liability that may be owed to the FDIC at the end of the loss share agreement.

          During the three months ended September 30, 2012, First Federal exercised an option under the P&A Agreement to acquire Plantation’s Pawleys Island branch location at fair market value for $2.8 million, and the closing is expected to occur during the fourth quarter of 2012. First Federal consolidated an existing financial center into this location and consolidated Plantation’s remaining two coastal locations into First Federal’s existing financial centers during the third quarter of 2012, for no net increase in financial centers along the South Carolina coast. First Federal assumed the leases associated with the three locations in the Greenville, South Carolina market and acquired certain fixed assets totaling $625 thousand associated with the former Plantation locations during the third quarter of 2012.

Note 3. Investment Securities

          The following table presents amortized cost, gross unrealized gains and losses, and estimated fair value on investment securities.

	As of September 30, 2012				As of December 31, 2011

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Obligations of the U.S. Government agencies and corporations	$1,339	$23	$—	$1,362	$1,790	$33	$—	$1,823
State and municipal obligations	6,535	37	—	6,572	450	38	—	488
Collateralized debt obligations	6,343	—	3,231	3,112	7,012	—	3,765	3,247
Mortgage-backed securities	49,061	2,308	6	51,363	80,696	3,719	16	84,399
Collateralized mortgage obligations	171,572	1,175	5,506	167,241	312,124	3,289	6,118	309,295
Other securities	5,548	1,087	237	6,398	5,582	56	340	5,298

Total securities available for sale	$240,398	$4,630	$8,980	$236,048	$407,654	$7,135	$10,239	$404,550

Securities held to maturity
State and municipal obligations	$16,831	$2,499	$—	$19,330	$19,978	$2,756	$—	$22,734
Certificates of deposit	500	—	—	500	508	—	—	508

Total securities held to maturity	$17,331	$2,499	$—	$19,830	$20,486	$2,756	$—	$23,242

Nonmarketable securities
Federal Home Loan Bank stock	$19,043	$—	$—	$19,043	$32,694	$—	$—	$32,694
Federal Reserve Bank stock	4,211	—	—	4,211	—	—	—	—

Total nonmarketable securities	$23,254	$—	$—	$23,254	$32,694	$—	$—	$32,694

          Securities with a fair market value of $127.2 million at September 30, 2012 and $237.8 million at December 31, 2011 were pledged to secure public and certain customer deposits, repurchase agreements, and advances from FHLB and the Federal Reserve Bank of Richmond. During the three months ended June 30, 2012, mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold as part of a balance sheet restructuring initiative, generating a $3.5 million gain ($2.2 million after-tax). All of the sold investment securities were classified as Level 2 fair value financial instruments and had not previously recorded an other-than-temporary impairment (“OTTI”) charge. As of September 30, 2012, the only investment position that exceeded 10% of shareholders’ equity was mortgage-backed securities issued by Bank of America, representing 15.4% of shareholders’ equity.

          The amortized cost and estimated fair value of investment securities by contractual maturity are presented in the following table. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2012

(in thousands)	Amortized Cost	Fair Value

Securities available for sale
Due within one year	$—	$—
Due after one year through five years	1,339	1,362
Due after five years through ten years	1,005	1,150
Due after ten years	14,874	11,444

	17,218	13,956
Mortgage-backed securities	49,061	51,363
Collateralized mortgage obligations	171,572	167,241
Other securities with no stated maturity	2,547	3,488

Total	$240,398	$236,048

Securities held to maturity
Due within one year	$500	$500
Due after one year through five years	—	—
Due after five years through ten years	1,990	2,084
Due after ten years	14,841	17,246

Total	$17,331	$19,830

          The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or Longer			Total

September 30, 2012 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	—	$—	$—	14	$3,112	$3,231	14	$3,112	$3,231
Mortgage-backed securities	—	—	—	1	452	6	1	452	6
Collateralized mortgage obligations	11	58,338	2,007	17	53,887	3,499	28	112,225	5,506
Other securities	—	—	—	2	1,759	237	2	1,759	237

Total	11	$58,338	$2,007	34	$59,210	$6,973	45	$117,548	$8,980

	Less than 12 Months			12 Months or Longer			Total

December 31, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses

Securities available for sale
Collateralized debt obligations	1	$260	$47	14	$2,987	$3,718	15	$3,247	$3,765
Mortgage-backed securities	—	—	—	1	577	16	1	577	16
Collateralized mortgage obligations	16	88,673	3,359	14	34,310	2,759	30	122,983	6,118
Other securities	2	1,977	29	1	685	311	3	2,662	340

Total	19	$90,910	$3,435	30	$38,559	$6,804	49	$129,469	$10,239

Other-Than-Temporary Impairment

          Management evaluates securities for OTTI on at least a quarterly basis. In determining OTTI, investment securities are evaluated according to ASC 320-10 and management considers many factors including: (1) the length of time and extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and is based on information available to management on the assessment date. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

          At September 30, 2012, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label collateralized mortgage obligations (“CMOs”) as discussed below. For the three and nine months ended September 30, 2012, credit-related OTTI of $145 thousand and $359 thousand, respectively, were recorded in “Other-than-temporary-impairment on investment securities” on the Consolidated Statements of Operations. The total carrying value of securities affected by credit-related OTTI represents 9.5% of the carrying value of First Financial’s investment portfolio at September 30, 2012, which does not materially impact First Financial’s current liquidity and capital positions.

Collateralized Debt Obligations

          The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions in pooled issuances. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans, and level of broker deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The models assign assumptions for constant default rate, loss severity, recovery lags, and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The projected cash flows were compared to book value to determine the amount of OTTI, if any. If a security is rated below investment grade by a credit rating agency, a stress test is performed to determine if the security has any OTTI. See Note 8 to the Consolidated Financial Statements for additional information on fair value.

          The following table provides information regarding the CDO portfolio characteristics and OTTI losses.

Collateralized Debt Obligations at September 30, 2012
(dollars in thousands)

						Nine Months Ended September 30, 2012 OTTI [1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Credit Portion	Other	Total

ALESCO I	Pooled	B-1	$526	$293	$233	$—	$—	$—
ALESCO II	Pooled	B-1	356	286	70	—	—	—
MCAP III	Pooled	B	287	137	150	—	—	—
MCAP IX	Pooled	B-1	334	171	163	—	—	—
MCAP XVIII	Pooled	C-1	179	167	12	—	—	—
PRETZL XI	Pooled	B-1	842	308	534	—	—	—
PRETZL XIII	Pooled	B-1	325	128	197	—	—	—
PRETZL IV	Pooled	MEZ	116	54	62	—	—	—
PRETZL VII	Pooled	MEZ	321	277	44	—	—	—
PRETZL XII	Pooled	B-2	523	316	207	—	—	—
PRETZL XIV	Pooled	B-1	634	204	430	30	—	30
TRPREF II	Pooled	B	646	253	393	—	—	—
USCAP II	Pooled	B-1	952	284	668	11	—	11
USCAP III	Pooled	B-1	302	234	68	—	—	—

Total			$6,343	$3,112	$3,231	$41	—	$41

		Dollar Basis

	Lowest Rating	% Performing	% Deferrals / Defaults[2]	Constant Default Rate		Discount Margin[3]

Name				High	Low

ALESCO I	C	83.72%	16.28%	0.97	0.26	11.70%
ALESCO II	C	85.78	14.22	1.18	0.32	11.65
MCAP III	B	58.89	41.11	2.19	0.59	10.50
MCAP IX	CC	56.40	43.60	1.25	0.34	16.80
MCAP XVIII	C	68.70	31.30	0.79	0.25	11.05
PRETZL XI	C	67.68	32.32	0.45	0.25	11.60
PRETZL XIII	C	61.24	38.76	0.85	0.25	11.57
PRETZL IV	CCC	72.93	27.07	2.25	0.61	11.00
PRETZL VII	C	54.50	45.50	1.72	0.46	16.80
PRETZL XII	C	65.96	34.04	0.57	0.25	11.62
PRETZL XIV	C	59.66	40.34	0.25	0.25	11.57
TRPREF II	C	61.19	38.81	1.16	0.31	11.92
USCAP II	C	78.78	21.27	0.39	0.25	11.65
USCAP III	C	68.63	31.37	0.43	0.25	11.53

Total		66.88%	33.12%

[1]	Recognized in other-than-temporary impairment on investment securities on the Consolidated Statements of Operations
[2]	Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3]	Fair market value discount margin to LIBOR

          As of September 30, 2012, management does not intend to sell these securities, nor is it more likely than not that First Financial will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

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

          The following table presents the investment grades assigned by the rating agencies and OTTI losses for the CMO securities which were in a loss position at September 30, 2012.

(in thousands)	As of September 30, 2012			Nine Months Ended September 30, 2012 OTTI [1]

Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion	Other	Total

AAA	1	$1,655	$45	$—	$—	$—
AA	5	31,576	590	—	—	—
A	2	9,409	381	—	—	—
BBB	8	17,869	941	18	—	18
Below investment grade	12	51,716	3,549	300	—	300

Total	28	$112,225	$5,506	$318	$—	$318

[1]	Recognized in other-than-temporary impairment on investment securities on the Consolidated Statements of Operations

The OTTI in the table above was related to three securities with the following characteristics:

Description	2004 ARM Senior Support	2005 Fixed 5 Year Senior	2004-2005 ARM Super Senior

	As of September 30, 2012

Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	45.96%	76.71%	38.06%
Twelve-month average default rate	9.31	2.37	3.67
60 day or more delinquency rate	25.19	19.71	13.09

	As of December 31, 2011

Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	38.36%	76.71%	51.57%
Twelve-month average default rate	3.89	1.94	2.97
60 day or more delinquency rate	28.28	19.23	12.02

          The credit ratings displayed in the above table reflect the lowest credit ratings by the major rating agencies. As of September 30, 2012, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell these securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

          The following table presents the cumulative credit-related losses recognized in earnings.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011

(in thousands)	CDOs	CMOs	Other Securities	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,823	$1,682	$1,100	$8,605	$5,587	$1,355	$1,100	$8,042
Additions
Credit loss for which previous OTTI was recognized	—	145	—	145	169	—	—	169

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,827	$1,100	$8,750	$5,756	$1,355	$1,100	$8,211

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011

	CDOs	CMOs	Other Securities	Total	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,782	$1,509	$1,100	$8,391	$5,411	$1,355	$1,100	$7,866
Additions
Credit loss for which previous OTTI was recognized	41	318	—	359	345	—	—	345

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,827	$1,100	$8,750	$5,756	$1,355	$1,100	$8,211

NOTE 4. Loans and Other Repossessed Assets Acquired

          The following table presents the loan portfolio by major category.

LOANS (in thousands)	September 30, 2012	December 31, 2011

Residential loans
Residential 1-4 family	$1,008,130	$975,405
Residential construction	19,660	15,117
Residential land	52,616	41,612

Total residential loans	1,080,406	1,032,134

Commercial loans
Commercial business	125,345	83,814
Commercial real estate	520,135	456,541
Commercial construction	1,801	16,477
Commercial land	74,306	61,238

Total commercial loans	721,587	618,070

Consumer loans
Home equity	380,000	357,270
Manufactured housing	277,744	275,275
Marine	69,314	52,590
Other consumer	45,318	50,118

Total consumer loans	772,376	735,253

Total loans	2,574,369	2,385,457
Less: Allowance for loan losses	46,351	53,524

Net loans	$2,528,018	$2,331,933

Loans held for sale	$53,761	$48,303

          Total loans at September 30, 2012 included $275.0 million of loans acquired at estimated fair value in the Plantation and Liberty transactions. See Note 2 to the Consolidated Financial Statements for additional information regarding acquired loans. The loans held for sale are comprised of residential mortgage loans to be sold in the secondary market, and generally settle in 45 to 60 days.

          On April 10, 2009, First Federal entered into a P&A Agreement with the FDIC to acquire certain assets and liabilities of Cape Fear Bank (“Cape Fear”). For Cape Fear, the entire loan portfolio and OREO is covered under the loss sharing agreement with the FDIC, while the P&A Agreement for Plantation covers certain commercial loans and commercial OREO. These “covered loans” are included in the table above and totaled $241.8 million at September 30, 2012 ($94.0 million related to Cape Fear and $147.8 million related to Plantation), compared with $141.4 million at December 31, 2011 (solely Cape Fear covered loans). See Note 5 to the Consolidated Financial Statements for additional information regarding the FDIC indemnification asset associated with these acquisitions.

          The following table presents the loan portfolio by age of delinquency.

Age Analysis Past Due Loans
	As of September 30, 2012

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing	Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$256	$2,105	$10,881	$—	$13,242	$994,888	$1,008,130
Residential construction	—	—	—	—	—	19,660	19,660
Residential land	157	—	1,558	—	1,715	50,901	52,616

Total residential loans	413	2,105	12,439	—	14,957	1,065,449	1,080,406

Commercial loans
Commercial business	364	218	1,407	—	1,989	123,356	125,345
Commercial real estate	1,965	432	15,853	—	18,250	501,885	520,135
Commercial construction	—	—	247	—	247	1,554	1,801
Commercial land	243	75	2,990	—	3,308	70,998	74,306

Total commercial loans	2,572	725	20,497	—	23,794	697,793	721,587

Consumer loans
Home equity	1,676	528	10,145	—	12,349	367,651	380,000
Manufactured housing	1,674	832	2,221	—	4,727	273,017	277,744
Marine	227	—	90	—	317	68,997	69,314
Other consumer	577	165	228	74	1,044	44,274	45,318

Total consumer loans	4,154	1,525	12,684	74	18,437	753,939	772,376

Total loans	$7,139	$4,355	$45,620	$74	$57,188	$2,517,181	$2,574,369

Total loans excluding covered loans	$5,698	$4,355	$35,598	$74	$45,725	$2,286,838	$2,332,563

Age Analysis Past Due Loans
	As of December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing	Total Past Due	Current[1]	Total Loans
Residential loans
Residential 1-4 family	$1,796	$1,190	$4,977	$—	$7,963	$967,442	$975,405
Residential construction	—	—	—	—	—	15,117	15,117
Residential land	511	50	1,448	—	2,009	39,603	41,612
Total residential loans	2,307	1,240	6,425	—	9,972	1,022,162	1,032,134

Commercial loans
Commercial business	676	232	3,665	—	4,573	79,241	83,814
Commercial real estate	2,250	1,264	17,160	—	20,674	435,867	456,541
Commercial construction	—	—	573	—	573	15,904	16,477
Commercial land	743	442	5,232	—	6,417	54,821	61,238
Total commercial loans	3,669	1,938	26,630	—	32,237	585,833	618,070

Consumer loans
Home equity	2,599	1,926	8,192	—	12,717	344,553	357,270
Manufactured housing	2,515	752	3,461	—	6,728	268,547	275,275
Marine	410	187	246	—	843	51,747	52,590
Other consumer	520	311	224	121	1,176	48,942	50,118
Total consumer loans	6,044	3,176	12,123	121	21,464	713,789	735,253
Total loans	$12,020	$6,354	45,178	$121	$63,673	$2,321,784	2,385,457

Total loans excluding covered loans	$11,002	$5,069	$28,389	$121	$44,581	$2,199,490	$2,244,071

[1] Included in current loans are $2.4 million of performing troubled debt restructurings ("TDRs") of which $734 thousand are covered.

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

Nonperforming Assets (in thousands)	September 30, 2012	December 31, 2011

Nonaccrual loans	$45,620	$45,178
Loans 90+ days, still accruing	74	121
Restructured loans, still accruing	3,340	2,411

Total nonperforming loans	49,034	47,710
Other repossessed assets acquired	21,579	20,487

Total nonperforming assets	$70,613	$68,197

Total nonperforming loans excluding nonperforming covered loans	$39,012	$30,187

Total nonperforming assets excluding nonperforming covered assets	$45,986	$43,124

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

Impaired Loans
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Year to Date Average Balance	Interest Income Recognized Year to Date

September 30, 2012
Residential loans
Residential 1-4 family	$6,231	$5,514	$279	$5,793	$91	$4,019	$18
Residential land	475	109	—	109	—	55	—

Total residential loans	6,706	5,623	279	5,902	91	4,074	18

Commercial loans	.
Commercial business	1,414	761	—	761	—	2,207	27
Commercial real estate	12,198	8,329	696	9,025	23	10,649	93
Commercial construction	311	248	—	248	—	255	—
Commercial land	3,879	1,133	1,093	2,226	283	2,977	—

Total commercial loans	17,802	10,471	1,789	12,260	306	16,087	120

Consumer loans
Home equity	7,693	5,892	404	6,296	70	5,036	5
Manufactured housing	154	136	—	136	—	135	—
Marine	—	—	—	—	—	—	—

Total consumer loans	7,847	6,028	404	6,432	70	5,170	5

Total impaired loans	$32,355	$22,122	$2,472	$24,594	$467	$25,332	$143

December 31, 2011
Residential loans
Residential 1-4 family	$2,366	$1,957	$288	$2,245	$93	$1,637	$10
Residential land	—	—	—	—	—	—	—

Total residential loans	2,366	1,957	288	2,245	93	1,637	10

Commercial loans
Commercial business	4,134	2,143	1,510	3,653	11	3,400	—
Commercial real estate	14,336	8,819	3,453	12,272	967	12,928	10
Commercial construction	311	261	—	261	—	261	—
Commercial land	6,258	2,024	1,704	3,728	327	4,495	—

Total commercial loans	25,039	13,247	6,667	19,914	1,305	21,084	10

Consumer loans
Home equity	4,356	2,978	797	3,775	1	3,017	—
Manufactured housing	155	133	—	133	—	134	—
Marine	—	—	—	—	—	—	—

Total consumer loans	4,511	3,111	797	3,908	1	3,151	—

Total impaired loans	$31,916	$18,315	$7,752	$26,067	$1,399	$25,872	$20

          The total recorded investment in covered impaired loans was $4.6 million as of September 30, 2012. These loans did not have a specific allowance as of September 30, 2012. The following table rolls forward the accretable yield associated with the ASC-310-30 loan portfolio associated with the Cape Fear and Plantation acquisitions.

(in thousands)

2009 Cape Fear balance at acquisition		$10,713
2009 accretion	(4,305)
2010 accretion	(4,162)
2011 accretion	(2,684)
2011 reclassification from nonaccretable balance	14,592
2012 Plantation balance at acquisition	8,692
2012 accretion	(5,062)
2012 reclassification from nonaccretable balance	6,000
		13,071

Balance, at September 30, 2012		$23,784

          During 2011 and 2012, First Federal reclassified some of the nonaccretable balance to accretable yield for the Cape Fear loans that were impaired at purchase. The reclassification was primarily the result of increased cash flow estimates due to revising loss projections based on actual performance. This amount is recognized as a prospective yield adjustment and increases interest income over the remaining life of the loan pool.

Troubled Debt Restructuring (“TDR”)

          First Federal accounts for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure of the note or other actions. In accordance with GAAP, loans acquired under ASC 310-30 are not initially considered to be TDRs. The following table provides a summary of TDRs by accrual status. The TDRs on nonaccrual status are included in the nonperforming asset table above.

Troubled Debt Restructurings
	September 30, 2012			December 31, 2011

(in thousands)	Still Accruing	Nonaccrual	Total	Still Accruing	Nonaccrual	Total

Residential 1-4 family	$328	$4,458	$4,786	$734	$1,269	$2,003
Residential land	—	66	66	—	—	—

Residential Loans	328	4,524	4,852	734	1,269	2,003

Commercial loans
Commercial business	689	—	689	700	1,113	1,813
Commercial real estate	1,512	3,475	4,987	977	5,293	6,270
Commercial land	499	1,727	2,226	—	2,192	2,192

Total commercial loans	2,700	5,202	7,902	1,677	8,598	10,275

Consumer loans
Home equity	176	4,607	4,783	—	3,775	3,775
Manufactured housing	136	—	136	—	133	133

Total consumer loans	312	4,607	4,919	—	3,908	3,908

Total loans	$3,340	$14,333	$17,673	$2,411	$13,775	$16,186

          Once a loan is deemed to be a TDR, it is reviewed for potential impairment in accordance with ASC 310-10-35. The following table provides a summary of the loans that were restructured as TDRs during the three and nine months ended September 30, 2012 and 2011 and displays the incremental impact to the allowance for loan losses as a result of the modification.

Troubled Debt Restructurings
	As of and for the Three Months Ended September 30, 2012

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$790	$—	$790	$790	$—
Residential land	1	345	345	—	345	—
Commercial real estate	3	1,052	—	1,117	1,117	—
Commercial land	1	621	—	351	351	—
Home equity	3	551	453	98	551	3

Total restructured loans	9	$3,359	$798	$2,356	$3,154	$3

	As of and for the Three Months Ended September 30, 2011

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Commercial real estate	2	$1,171	$—	$1,171	$1,171	$3
Home Equity	4	1,412	1,412	—	1,412	—

Total restructured loans	6	$2,583	$1,412	$1,171	$2,583	$3

[1]Outstanding recorded investment as defined by ASC 310-35-24, includes the loan balance, accrued interest, loan fees or costs, and unamortized premium or discount.

	As of and for the Nine Months Ended September 30, 2012

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	5	$2,913	$1,699	$1,236	$2,935	$—
Residential land	1	345	345	$—	345	—
Commercial real estate	4	1,610	—	1,675	1,675	—
Commercial land	1	621	—	351	351	—
Home equity	12	2,556	2,066	490	2,556	3

Total restructured loans	23	$8,045	$4,110	$3,752	$7,862	$3

	As of and for the Nine Months Ended September 30, 2011

	Outstanding Recorded Investment[1]

(dollars in thousands)	#	Pre-Modification	Post-Modification By Type		Total Post- Modification Investment	Increase to Allowance

		Total	Rate	Structure

Residential 1-4	1	$202	$206	$—	$206	$—
Commercial business	1	299	—	299	299	—
Commercial real estate	11	6,274	—	6,274	6,274	167
Commercial land	4	13,447	—	11,423	11,423	395
Home equity	6	1,864	1,864	—	1,864	—
Manufactured housing	1	156	156	—	156	—

Total restructured loans	24	$22,242	$2,226	$17,996	$20,222	$562

          The following table provides a summary of the loans that were modified for rate or structure as a TDR during the twelve months ended September 30, 2012 and 2011 and which subsequently defaulted during the three and nine months ended September 30,

2012 and 2011. There was no incremental impact to the allowance for loan losses as a result of the defaults as the defaulted loans were already reviewed for impairment in accordance with ASC 310-10-35.

Defaulted TDRs with Structure or Rate Modifications
As of and for the Three Months Ended September 30,

	2012				2011

(dollars in thousands)	#	Recorded Investment		Total Recorded Investment	#	Recorded Investment		Total Recorded Investment

		Rate	Structure			Rate	Structure

Commercial real estate	—	$—	$—	$—	5	$—	$1,979	$1,979
Commercial land	—	—	—	—	1	—	1,200	1,200
Home equity	5	1,757	—	1,757	—	—	—	—

Defaulted TDRs	5	$1,757	$—	$1,757	6	$—	$3,179	$3,179

	As of and for the Nine Months Ended September 30,

	2012				2011

(dollars in thousands)	#	Recorded Investment		Total Recorded Investment	#	Recorded Investment		Total Recorded Investment

		Rate	Structure			Rate	Structure

Residential 1-4	1	$461	$—	$461	—	$—	$—	$—
Commercial real estate	1	—	677	677	6	—	2,633	2,633
Commercial land	1	—	1,210	1,210	1	—	1,200	1,200
Home equity	6	1,916	—	1,916	—	—	—	—

Defaulted TDRs	9	$2,377	$1,887	$4,264	7	$—	$3,833	$3,833

Criticized Loans, Classified Loans and Other Risk Characteristics

          Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness that may not necessarily manifest into future loss. Loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its commercial loans regularly to determine whether they are appropriately risk rated in accordance with applicable regulations and internal policies.

          The following table presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of September 30, 2012

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$78,918	$369,273	$1,882	$19,581	$469,654
Special mention	3,886	38,675	—	16,511	59,072
Substandard	9,689	57,318	247	9,577	76,831
Doubtful	43	419	—	—	462

Total	92,536	465,685	2,129	45,669	606,019
ASC 310-30 loans	32,809	54,450	(328)	28,637	115,568

Total	$125,345	$520,135	$1,801	$74,306	$721,587

1Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

          For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status, and if a loan was modified from its original contractual terms. In addition, residential and consumer loans that are part of a classified commercial relationship (i.e., the non-commercial loans in a commercial or guarantor’s relationship) are also rated as classified loans unless the underlying facts support otherwise.

               The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of September 30, 2012

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$976,822	$19,660	$44,891	$1,041,373
Performing classified	6,761	—	430	7,191
Nonperforming	11,209	—	1,558	12,767

Total	994,792	19,660	46,879	1,061,331
ASC 310-30 loans	13,338	—	5,737	19,075

Total	$1,008,130	$19,660	$52,616	$1,080,406

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of September 30, 2012

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$351,670	$275,387	$69,198	$44,528	$740,783
Performing classified	7,445	—	26	115	7,586
Nonperforming	10,321	2,357	90	302	13,070

Total	369,436	277,744	69,314	44,945	761,439
ASC 310-30 loans	10,564	—	—	373	10,937

Total	$380,000	$277,744	$69,314	$45,318	$772,376

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

          An analysis of changes in the allowance for loan losses follows.

Allowance for Loan Losses
	As of and for the Three Months Ended September 30, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for loan losses
Balance at beginning of period	$7,929	$3,988	$10,272	$231	$4,798	$21,581	$48,799

Provision for loan losses	1,000	410	1,909	(182)	44	1,352	4,533

Loan charge-offs	(730)	(1,045)	(2,042)	(14)	(1,054)	(2,730)	(7,615)
Recoveries	33	121	48	3	17	412	634

Net charge-offs	(697)	(924)	(1,994)	(11)	(1,037)	(2,318)	(6,981)

Balance at end of period	$8,232	$3,474	$10,187	$38	$3,805	$20,615	$46,351

	As of and for the Three Months Ended September 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for loan losses
Balance at beginning of period	$7,649	$4,339	$12,044	$1,064	$7,559	$22,836	$55,491

Provision for loan losses	726	282	380	236	1,966	5,350	8,940

Loan charge-offs	(688)	(194)	(459)	(645)	(2,118)	(6,655)	(10,759)
Recoveries	109	58	26	10	66	392	661

Net charge-offs	(579)	(136)	(433)	(635)	(2,052)	(6,263)	(10,098)

Balance at end of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

	As of and for the Nine Months Ended September 30, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for loan losses
Balance at beginning of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Provision for loan losses	2,537	1,450	2,646	(350)	1,023	8,669	15,975

Loan charge-offs	(3,359)	(2,357)	(4,808)	(14)	(3,299)	(11,506)	(25,343)
Recoveries	306	275	638	5	100	871	2,195

Net charge-offs	(3,053)	(2,082)	(4,170)	(9)	(3,199)	(10,635)	(23,148)

Balance at end of period	$8,232	$3,474	$10,187	$38	$3,805	$20,615	$46,351

Loans as of September 30, 2012
Individually evaluated for impairment	$5,902	$761	$9,025	$248	$2,226	$6,432	$24,594
Collectively evaluated for impairment	1,055,429	91,775	456,660	1,881	43,443	755,007	2,404,195
ASC 310-30 loans	19,075	32,809	54,450	(328)	28,637	10,937	145,580

Total loans	$1,080,406	$125,345	$520,135	$1,801	$74,306	$772,376	$2,574,369

	As of and for the Nine Months Ended September 30, 2011

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Allowance for loan losses
Balance at beginning of period	$9,955	$8,558	$25,159	$1,723	$20,940	$22,014	$88,349

Provision for loan losses	16,291	4,717	30,481	2,641	27,405	17,883	99,418

Loan charge-offs	(18,882)	(8,979)	(43,829)	(3,743)	(41,590)	(18,918)	(135,941)
Recoveries	432	189	180	44	718	944	2,507

Net charge-offs	(18,450)	(8,790)	(43,649)	(3,699)	(40,872)	(17,974)	(133,434)

Balance at end of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

Loans as of September 30, 2011
Individually evaluated for impairment	$1,028	$3,147	$13,583	$261	$5,261	$2,393	$25,673
Collectively evaluated for impairment	965,603	75,973	448,223	14,225	57,052	750,684	2,311,760
ASC 310-30 loans	432	1,751	9,490	565	5,119	544	17,901

Total loans	$967,063	$80,871	$471,296	$15,051	$67,432	$753,621	$2,355,334

Other Repossessed Assets Acquired

          The following table presents the components of other repossessed assets acquired, comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, which is included in other assets on the Consolidated Balance Sheets.

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate	$5,041	$7,753
Commercial real estate	4,649	5,382
Land	10,261	5,824
Consumer related assets	1,628	1,528

Total other repossessed assets acquired	$21,579	$20,487

Total covered other repossessed assets acquired	$14,605	$7,550

          The following table presents the components of other real estate expenses, net.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2012	2011	2012	2011

Gain on sale of other real estate, net	$(439)	$(324)	$(1,566)	$(921)
Fair value writedown	1,336	2,953	2,720	4,462
Expenses, net	393	726	1,566	1,942
Rental income	(29)	(82)	(112)	(186)
Covered OREO expense reimbursement	(231)	(158)	(914)	(1,515)

Total other real estate expenses, net	$1,030	$3,115	$1,694	$3,782

NOTE 5. FDIC Indemnification Asset

          First Federal has loss share agreements with the FDIC related to the Cape Fear and Plantation acquisitions which afford First Federal significant protection regarding certain acquired assets. Under the loss sharing agreement for Cape Fear, First Federal assumes the first $32.4 million of losses and the FDIC reimburses First Federal for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at the time of the Cape Fear acquisition in April 2009.

          Under the loss sharing agreement for Plantation, First Federal shares in the losses on the covered asset pools (including certain commercial loans and commercial OREO) in three tranches. On losses up to $55.0 million, the FDIC reimburses First Federal for 80% of all eligible losses, First Federal absorbs losses greater than $55.0 million up to $65.0 million, and the FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65.0 million. The expected reimbursements under the loss sharing agreement were recorded as an addition to the indemnification asset during the quarter ended June 30, 2012.

          The following table presents the change in the FDIC indemnification asset during the current year.

(in thousands)	Gross Receivable	Discount	Net Receivable

Balance at December 31, 2011	$51,213	$(192)	$51,021
Establish indemnification asset related to Plantation	35,021	(721)	34,300
Payments from FDIC for losses on covered assets	(11,684)	—	(11,684)
Amortization of potential impairment	(563)	—	(563)
Valuation adjustment on covered assets	1,652	—	1,652
Discount accretion	—	291	291

Balance at September 30, 2012	$75,639	$(622)	$75,017

          During the nine months ended September 30, 2012, First Federal received payments totaling $13.3 million from the FDIC for loss claims on loans, of which $11.7 million was credited to the FDIC indemnification asset and the remaining balance was credited to OREO expenses, net and other loan expense on the Consolidated Statements of Operations. As of the September 30, 2012 quarterly reporting period, First Federal has claims in process totaling $28.3 million, which are subject to FDIC review. Payment is expected during the fourth quarter of 2012.

          Effective July 1, 2012, First Federal began to amortize a potential impairment on the FDIC indemnification asset related to the Cape Fear transaction as the performance of the underlying loans has been better than originally projected and may result in lower future reimbursements under the loss share agreement. In addition, the accretable yield on the Cape Fear covered loans was adjusted during the June 30, 2012 quarter, which contributed $472 thousand to net interest income and significantly offset the amortization expense related to the FDIC indemnification asset.

NOTE 6. Advances from the FHLB

          During the three months ended June 30, 2012, FHLB advances totaling $125.0 million with an average yield of 3.15% were prepaid as part of a balance sheet repositioning initiative, incurring a prepayment termination charge of $8.5 million ($5.3 million after-tax). The following table presents the contractual maturity schedule for the outstanding FHLB advances. Expected maturities may differ from contractual maturities, as the FHLB has the right to call certain advances.

(dollars in thousands)	As of September 30, 2012

Due in	Balance	Weighted Average Rate

1 year	$20,000	0.26%
2 years	—	—
3 years	33,000	3.75
4 years	125,000	3.83
5 years	25,000	4.53
Thereafter	50,000	3.47

Total due FHLB	$253,000	3.53%

NOTE 7. Earnings Per Share

          The following table displays the components of the numerators and denominators for the basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2012	2011	2012	2011

Net income (loss) from continuing operations	$6,667	$2,881	$20,990	$(38,760)
Preferred stock dividends	813	813	2,438	2,438
Accretion on preferred stock discount	160	151	474	446

Net income (loss) from continuing operations
available to common shareholders	5,694	1,917	18,078	(41,644)
Loss from discontinued operations, net of tax	—	(1,804)	—	(3,593)

Net income (loss) available to common shareholders	$5,694	$113	$18,078	$(45,237)

Weighted average basic shares	16,527	16,527	16,527	16,527
Effect of dilutive stock options	2	—	1	—

Weighted average dilutive shares	16,529	16,527	16,528	16,527

Net income (loss) per common share from continuing operations
Basic	$0.34	$0.12	$1.09	$(2.52)
Diluted	0.34	0.12	1.09	(2.52)

Net loss per common share from discontinued operations
Basic	$—	$(0.11)	$—	$(0.22)
Diluted	—	(0.11)	—	(0.22)

Net income (loss) per common share
Basic	$0.34	$0.01	$1.09	$(2.74)
Diluted	0.34	0.01	1.09	(2.74)

          As of September 30, 2012 and 2011, there were 590,246 and 743,333 potential additional shares issued through the exercise of stock options and warrants, respectively, which were excluded from the calculation of diluted earnings per share as a result of being anti-dilutive.

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

          The following table presents the carrying value and fair value of the financial instruments.

	As of September 30, 2012		As of December 31, 2011

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$86,417	$86,417	$76,675	$76,675
Securities available for sale	236,048	236,048	404,550	404,550
Securities held to maturity	17,331	19,830	20,486	23,242
Nonmarketable securities	23,254	23,254	32,694	32,694
Net loans	2,528,018	2,589,327	2,331,933	2,427,526
Loans held for sale	53,761	53,761	48,303	48,303
FDIC indemnification asset, net	75,017	75,017	51,021	51,021
Other repossessed assets acquired[1]	21,579	21,579	20,487	20,487
Residential mortgage servicing rights[1]	12,504	12,504	10,663	10,663
Accrued interest receivable[1]	9,654	9,654	8,759	8,759
Derivative financial instruments[1]	2,887	2,887	2,238	2,238
Liabilities
Deposits	2,616,757	2,632,401	2,239,198	2,253,138
Advances from FHLB	253,000	282,373	561,000	598,616
Long-term debt	47,204	46,286	47,204	43,487
FDIC true-up liability[2]	3,599	3,599	—	—
Accrued interest payable[2]	6,043	6,043	8,095	8,095

[1] Included as part of Other Assets in the Consolidated Balance Sheets.
[2] Included as part of Other Liabilities in the Consolidated Balance Sheets.

          The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There have been no changes to the valuation methods used to estimate fair value since December 31, 2011.

Assets Recorded at Fair Value on a Recurring Basis

          The following tables present the financial instruments measured at fair value on a recurring basis.

	As of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total

Obligations of the U.S. government agencies and corporations	$—	$1,362	$—	$1,362
State and municipal obligations	—	6,572	—	6,572
Collateralized debt obligations	—	—	3,112	3,112
Mortgage-backed securities	—	51,363	—	51,363
Collateralized mortgage obligations	—	167,241	—	167,241
Other securities	1,941	2,928	1,529	6,398

Securities available for sale	1,941	229,466	4,641	236,048

Residential mortgage servicing rights	—	—	12,504	12,504
Derivative financial instruments	2,887	—	—	2,887

Total assets at fair value	$4,828	$229,466	$17,145	$251,439

	As of December 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Total

Obligations of the U.S. government agencies and corporations	$—	$1,823	$—	$1,823
State and municipal obligations	—	488	—	488
Collateralized debt obligations	—	—	3,247	3,247
Mortgage-backed securities	—	84,399	—	84,399
Collateralized mortgage obligations	—	256,615	52,680	309,295
Other securities	1,000	3,197	1,101	5,298

Securities available for sale	1,000	346,522	57,028	404,550

Residential mortgage servicing rights	—	—	10,663	10,663
Derivative financial instruments	2,238	—	—	2,238

Total assets at fair value	$3,238	$346,522	$67,691	$417,451

Securities Available for Sale

           Securities available for sale include obligations of the U.S. government agencies and corporations, state and municipal obligations, CDOs mortgage-backed securities, CMOs, and other securities. For securities classified as Level 2, valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as cash flow models, for which all significant assumptions are observable in the market.

          To determine the fair value of securities available for sale that are classified as level 2, cash flow models provided by a third-party pricing service and other observable inputs are utilized. The cash flow models incorporate market participant data and knowledge of the structures of each security to develop cash flows specific to each security and apply appropriate discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a security-specific credit premium.

          For private-label CMOs, the pricing model estimates each security’s cash flows and adjusted price based on coupon, constant prepayment rate, default rate, and required yields or spreads. If a security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

          The fair value of securities available for sale that are classified as Level 3 primarily include trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. For trust preferred CDOs, the models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. If a security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

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

Derivative Financial Instruments

          The fair value of derivative instruments is based on quoted market prices.

          The following table presents quantitative information regarding the assumptions used for valuing Level 3 assets.

(dollars in thousands)	Fair Value as of September 30, 2012[1]	Valuation Technique[1]	Unobervable Input	Range (Weighted Average)

Collateralized debt obligations	$3,112	Discounted	Discount margin to LIBOR	10.50% - 16.80% (12.30%)
		cash flow	Constant default rate	0.25% - 2.25% (0.59%)
			Default percentage	14.22% - 45.50% (33.12%)

MSRs	$12,504	Discounted	Constant prepayment rate	18.10%
		cash flow	Discount rate	10.45%
			Delinquency percentage	1.97%

[1] Other level 3 securities totaling $1.5 million are valued based on data provided by the issuer

Changes in Fair Value Measurement Levels

          First Financial evaluates the holdings within its investment portfolio on a quarterly basis to determine the most appropriate pricing level based on current economic and market conditions and credit trends. Transfers between levels are recorded during the quarter in which the transfer was deemed necessary. During the quarter ended September 30, 2012, First Financial transferred certain CMOs from Level 3 to Level 2 as the observable market activity increased. There were no gains or losses as a result of the transfers.

          The following table includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$49,878	$11,764	$57,028	$10,663
Total net losses for the year included in
Income	(145)	(1,469)	(359)	(4,129)
Other comprehensive income, gross	286	—	305	—
Transfers to level 2	(39,778)	—	(39,778)	—
Purchases	51	—	428	—
Sales	—	—	—	—
Servicing assets that resulted from transfers of financial assets	—	2,209	—	5,970
Paydowns	(5,651)	—	(12,983)	—

Balance, end of period	$4,641	$12,504	$4,641	$12,504

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

          The following table presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation for each asset and the corresponding realized loss.

(in thousands)	As of September 30, 2012	Level 1	Level 2	Level 3	Year-to- Date Losses

Assets
Loans held for sale	$53,761	$—	$53,671	$—	$—
Impaired loans, net of specific allowance	24,127			24,127	3,895
Other repossessed assets acquired	21,579	—	—	21,579	1,092

Loans Held for Sale

          Loans held for sale are comprised of residential mortgage loans originated for sale in the secondary market. The fair value is based on purchase commitments or quoted prices for the same or similar loans.

Impaired Loans, net of Specific Allowance

          Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is usually measured based on the “as is” or liquidation value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers. Year-to-date losses include charge-offs which had a specific reserve established in prior quarters. Specific reserves for impaired loans were $467 thousand at September 30, 2012.

Other Repossessed Assets Acquired

          Other repossessed assets acquired in the settlement of loans are recorded at the lower of the principal balance of the loan at the time of foreclosure or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers.

Financial Instruments Not Recorded at Fair Value

          The following table presents the assets not recorded at fair value categorized by the level of inputs.

	As of September 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$86,417	$—	$—	$86,417
Securities held to maturity	—	19,830	—	19,830
Nonmarketable securities	—	—	23,254	23,254
Net loans[1]	—	—	2,565,200	2,565,200
FDIC indemnification asset, net	—	—	75,017	75,017
Accrued interest receivable	9,654	—	—	9,654
Liabilities
Deposits	—	—	2,632,401	2,632,401
Advances from FHLB	—	—	282,373	282,373
Long term debt	—	—	46,286	46,286
Accrued interest payable	6,043	—	—	6,043
FDIC true-up liability	—	—	3,599	3,599

[1]	Excludes impaired loans.

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

Nonmarketable Securities

          The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as they are not readily marketable, are recorded at cost (par value), and are evaluated for impairment based on the ultimate recoverability of the par value. First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. First Financial believes its investments in FHLB and Federal Reserve stock are ultimately recoverable at par.

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

FDIC True-up Liability

          The fair value of the FDIC true-up liability is determined by the projected cash flows based on expected payments for recoveries in accordance with the loss share agreements with the FDIC. Cash flows are discounted to reflect the timing and payment of recoveries due to the FDIC.

NOTE 9. Income Tax

          The income tax expense for the three months ended September 30, 2012 was $3.5 million, compared with $1.9 million for the three months ended September 30, 2011. The income tax expense for the nine months ended September 30, 2012 was $15.5 million, compared with an income tax benefit of $24.3 million for the same period of 2011. The quarter ended June 30, 2012 included the establishment of a $5.6 million deferred tax liability related to the gain on the Plantation acquisition. The quarter ended March 31, 2012 included a $2.1 million write-down of the state deferred tax asset in connection with First Federal’s conversion to a state-chartered commercial bank related to a difference in South Carolina income tax laws for banks versus thrifts. The effective tax rate for the three months ended September 30, 2012, was 34.53%, compared with 39.65% for the same period of the prior year. The effective tax rate for the nine months ended September 30, 2012 was 42.43%, compared with 38.54% for the same period of the prior year.

First Financial regularly monitors its deferred tax position. At September 30, 2012, First Financial had a net deferred tax liability of $6.1 million, as compared with a deferred tax asset of $3.2 million at December 31, 2011. While currently in a net liability position, First Financial continues to evaluate its deferred tax assets and considers the cumulative three-year pretax operating results as well as the timing, nature and amount of future taxable income, various plans to maximize the realization of deferred tax assets and taxable income within the carryback and carryforward periods, the reversal of taxable temporary differences as well as future events and uncertainties. After evaluating all positive and negative evidence available as of September 30, 2012, First Financial concluded that it is more likely than not that it will be able to realize all remaining deferred tax assets and that a valuation allowance was not needed at September 30, 2012.

NOTE 10. Share-Based Payment Arrangements

          First Financial has two share-based compensation plans from which new awards may be granted. These plans may issue qualified and non-qualified options, restricted stock awards, and stock appreciation rights to employees and nonemployee directors. First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned. Forfeited or expired options under the abandoned plans cannot be reissued. At September 30, 2012, there were 153,394 options which remained outstanding under the four abandoned plans. Stock options currently granted under the plans generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

          Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. First Financial recorded share-based compensation expense of $43 thousand and $136 thousand for the three and nine months ended September 30, 2012, respectively, and $42 thousand and $254 thousand for the three and nine months ended September 30 2011, respectively. First Financial recognized an income tax benefit of less than $100 thousand in each of the three and nine months ended September 30, 2012 and 2011.

          A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	404,387	$23.80
Granted	—
Exercised	—
Forfeited or expired	(45,948)	27.31

Outstanding at September 30, 2012	358,439	$23.35	1.3	$40

Exercisable at September 30, 2012	327,094	$24.08	1.2	$40

          As of September 30, 2012, there was $76 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements (share options) granted under the plans.

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

          Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek reimbursement from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of September 30, 2012 and December 31, 2011, there was no recorded liability associated with these standby letters of credit.

          The following table presents First Federal’s loan commitments and standby letters of credit.

(in thousands)	September 30, 2012	December 31, 2011

Available unused lines of credit	$389,641	$345,734
Commitments to fund commercial real estate, construction and land development loans	27,320	30,531
Other unused commitments	47,758	73,835
Standby letters of credit	10,915	574

Derivative Instruments

          First Federal utilizes derivatives as part of its risk management strategy for its mortgage activities. These instruments may consist of financial forward and future contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. First Federal does not elect hedge accounting treatment for any of its derivative transactions. As a result, changes in fair value of the instrument (both gains and losses) are recorded in the Consolidated Statements of Operations in mortgage and other loan income.

          Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On September 30, 2012, First Federal had derivative financial instruments outstanding with notional amounts totaling $43.0 million, compared with $48.0 million at December 31, 2011. The estimated net fair value of the open contracts related to the MSRs was a gain of $138 thousand at September 30, 2012, compared with a gain of $354 thousand at December 31, 2011.

          The following table presents First Federal’s mortgage loan pipeline and obligations under forward commitments along with the fair value of those obligations.

(in thousands)	September 30, 2012	December 31, 2011

Mortgage loan pipeline	$156,389	$85,460
Expected pipeline closures	109,478	63,945
Fair value of mortgage loan pipeline commitments	4,437	1,104
Forward commitments	190,470	148,902
Fair value of forward commitments	(1,237)	358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Five Quarter Summary of Selected Financial Data

	As of and for the Quarters Ended

(dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Summary of Operations
Interest income	$40,014	$39,343	$36,359	$37,612	$38,556
Interest expense	6,817	7,630	8,107	8,713	9,492

Net interest income	33,197	31,713	28,252	28,899	29,064
Provision for loan losses	4,533	4,697	6,745	7,445	8,940

Net interest income after provision for loan losses	28,664	27,016	21,507	21,454	20,124
Noninterest income	14,548	32,530	13,182	32,770	14,238
Noninterest expense	33,029	39,250	28,709	28,886	29,588

Income from continuing operations before taxes	10,183	20,296	5,980	25,338	4,774
Income tax expense from continuing operations	3,516	7,712	4,241	9,766	1,893

Net income from continuing operations	6,667	12,584	1,739	15,572	2,881
Loss from discontinued operations	—	—	—	—	(1,804)

Net income	6,667	12,584	1,739	15,572	1,077
Preferred stock dividends	813	812	813	813	813
Accretion on preferred stock	160	158	156	153	151

Net income available to common shareholders	$5,694	$11,614	$770	$14,606	$113

Per Common Share Data
Net income per common share from continuing operations
Basic	$0.34	$0.70	$0.05	$0.88	$0.12
Diluted	0.34	0.70	0.05	0.88	0.12
Net loss per common share from discontinued operations
Basic	$—	$—	$—	$—	$(0.11)
Diluted	—	—	—	—	(0.11)
Net income per common share
Basic	$0.34	$0.70	$0.05	$0.88	$0.01
Diluted	0.34	0.70	0.05	0.88	0.01

Market price, end of period	$12.99	$10.72	$11.00	$8.93	$4.01
Book value per common share	13.77	13.45	12.89	12.84	12.31
Tangible book value per common share (non-GAAP)[1]	13.25	12.91	12.75	12.69	12.16
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, at period end	16,527	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,245,487	$3,304,174	$3,145,538	$3,146,964	$3,206,310
Investment securities	276,633	293,400	500,331	457,730	469,561
Loans	2,574,369	2,632,483	2,355,567	2,385,457	2,355,334
Allowance for loan losses	46,351	48,799	50,776	53,524	54,333
Deposits	2,616,757	2,703,202	2,264,489	2,239,198	2,302,857
Advances from FHLB and long-term debt	300,204	280,204	580,204	608,204	605,204
Shareholders’ equity	292,500	287,264	278,043	277,178	268,506
Balance Sheet Summary, average for the quarter
Assets	$3,283,512	$3,339,705	$3,151,385	$3,153,286	$3,201,416
Investment securities	291,223	443,181	490,356	469,925	468,360
Loans	2,673,438	2,619,409	2,420,000	2,428,743	2,442,071
Allowance for loan losses	48,329	50,547	52,282	54,178	55,503
Deposits	2,664,207	2,596,642	2,228,613	2,272,035	2,302,518
Advances from FHLB and long-term debt	294,796	428,505	609,665	565,114	595,508
Shareholders’ equity	290,047	285,672	277,390	279,066	267,404
Selected Ratios from Continuing Operations
Return on average assets[2]	0.81%	1.51%	0.22%	1.98%	0.36%
Return on average equity[2]	9.20	17.62	2.51	22.32	4.31
Net interest margin (FTE)[3]	4.35	4.08	3.84	3.91	3.87
Efficiency ratio (non-GAAP)[1]	69.19	66.04	68.87	70.12	70.90
Pre-tax, pre-provision earnings	$14,716	$24,725	$12,725	$32,783	$13,714
Selected Ratios from Consolidated Operations
Return on average assets[2]	0.81%	1.51%	0.22%	1.98%	0.13%
Return on average equity[2]	9.20	17.62	2.51	22.32	1.61

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Annualized percentages
[3]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.

Five Quarter Summary of Selected Financial Data (Continued)

	As of and for the Quarters Ended

(dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011		September 30, 2011

Capital Ratios
Equity to assets	9.01%	8.69%	8.84%	8.81%		8.37%
Tangible common equity to tangible assets (non-GAAP)	6.77	6.47	6.70	6.67		6.27
Leverage capital ratio	10.12	9.79	10.22		(1)		(1)
Tier 1 risk-based capital ratio	14.42	13.89	14.81		(1)		(1)
Total risk-based capital ratio	15.70	15.16	16.08		(1)		(1)
Leverage capital ratio - First Federal	9.47	9.06	9.00	8.92		8.26
Tier 1 risk-based capital ratio - First Federal	13.50	12.86	13.05	12.35		11.26
Total risk-based capital ratio - First Federal	14.78	14.13	14.32	13.61		12.53
Asset Quality Metrics
Allowance for loan losses as a percent of loans	1.80%	1.85%	2.16%	2.24%		2.31%
Allowance for loan losses as a percent of nonperforming loans	94.53	97.72	101.75	112.19		126.64
Nonperforming loans as a percent of loans	1.90	1.90	2.12	2.00		1.82
Nonperforming assets as a percent of loans and other repossessed assets acquired[2]	2.72	2.94	3.02	2.83		4.48
Nonperforming assets as a percent of total assets	2.18	2.36	2.28	2.17		3.38
Net loans charged-off as a percent of average loans[3]	1.07	1.04	1.60	1.39		1.71
Net loans charged-off	$6,981	$6,673	$9,493	$8,254		$10,098
Asset Quality Metrics Excluding Covered Loans
Allowance for loan losses as a percent of non-covered loans	1.99%	2.06%	2.28%	2.39%		2.47%
Allowance for loan losses as a percent of non-covered nonperforming loans	118.82	123.61	148.22	177.35		227.09
Nonperforming loans as a percent of non-covered loans	1.67	1.67	1.54	1.34		1.09
Nonperforming assets as a percent of non-covered loans and other repossessed assets acquired[2]	1.97	2.01	2.00	1.91		3.58
Nonperforming assets as a percent of total assets	1.42	1.45	1.42	1.37		2.52

[1]

The quarter ended March 31, 2012 represents the first period holding company ratios for First Financial were required to be filed with the Federal Reserve Bank included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies. The capital ratios presented above for the quarter ended September 30, 2012 at the holding company are considered preliminary until the regulatory report is filed with the Federal Reserve Bank.

[2]	Nonperforming loans held for sale in the amount of $39,412 are included in loans at September 30, 2011.
[3]	Annualized percentage

          The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, with regard to their financial condition and results of operations for the three and nine months ended September 30, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2011 Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities Exchange Commission (“SEC”) on December 13, 2011. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

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

•

Repayment of First Financial’s commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans, which may fluctuate in value due to, among other things, current national and local economic conditions.

•

First Financial’s allowance for loan losses may not be sufficient to absorb losses in its loan portfolio. Additions to the allowance for loan losses may be required by increasing the provision for loan losses, which would cause net income to decline and could have a negative impact on First Financial’s capital and financial position.

•

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general may continue to adversely impact First Financial’s earnings and could increase its credit risk associated with the loan portfolios, and these adverse impacts could be exacerbated by potential negative economic developments that may occur if certain federal tax reductions expire and spending cuts go into effect as currently scheduled.

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
•

First Financial is subject to extensive and evolving regulations, which could restrict its activities, have an adverse impact on its operations, and impose financial requirements or limitations on the conduct of its business.

•	First Financial may become subject to more stringent capital requirements.
•

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which First Financial is exposed, will result in additional laws and regulations that are expected to increase costs of operations.

•

Competition with other financial institutions may have an adverse effect on First Financial’s ability to retain and grow its client base, which could have a negative effect on its financial condition and results of operations.

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
•	Negative public opinion regarding First Financial and the financial institutions industry in general could damage First Financial’s reputation and adversely impact earnings.
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

Critical Accounting Policies

          First Financial’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include those relating to the allowance for loan losses, fair value measurements, and income taxes. First Financial believes that these estimates and the related accounting policies are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2011 Annual Report on Form 10-K, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies and Estimates” in First Financial’s 2011 Annual Report on Form 10-K. For additional information regarding updates, see Note 1 to the Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures

          In addition to results presented in accordance with U.S. GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity to tangible assets ratio, tangible common book value, and pre-tax pre-provision earnings. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business and performance trends, and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, First Financial has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although First Financial believes the above non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures. Investors should consider First Financial’s performance and financial condition as reported under GAAP and all other relevant information when assessing First Financial’s performance or financial condition.

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

          The following table presents the calculation of these non-GAAP measures for the past five quarters.

FIRST FINANCIAL HOLDINGS, INC. NON-GAAP RECONCILIATION (Unaudited)	As of and for the Quarters Ended

(dollars in thousands, except per share data)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Efficiency Ratio from Continuing Operations
Net interest income (A)	$33,197	$31,713	$28,252	$28,899	$29,064
Taxable equivalent adjustment (B)	184	226	182	145	159
Noninterest income (C)	14,548	32,530	13,182	32,770	14,238
Gain on acquisition (D)	—	14,550	—	—	—
Net securities gains (losses) (E)	189	3,398	(69)	(180)	(169)
Gain on sold loan pool, net (F)	—	—	—	20,796	1,900
Noninterest expense (G)	33,029	39,250	28,709	28,886	29,588
FHLB prepayment termination charge (H)	—	8,525	—	—	—
Efficiency Ratio: (G-H)/(A+B+C-D-E-F) (non-GAAP)	69.19%	66.05%	68.87%	70.12%	70.90%

Tangible Assets and Tangible Common Equity
Total assets	$3,245,487	$3,304,174	$3,145,538	$3,146,964	$3,206,310
Goodwill	—	—	—	—	—
Other intangible assets, net	(8,478)	(8,931)	(2,310)	(2,401)	(2,491)

Tangible assets (non-GAAP)	$3,237,009	$3,295,243	$3,143,228	$3,144,563	$3,203,819

Total shareholders’ equity	$292,500	$287,264	$278,043	$277,178	$268,506
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Goodwill	—	—	—	—	—
Other intangible assets, net	(8,478)	(8,931)	(2,310)	(2,401)	(2,491)

Tangible common equity (non-GAAP)	$219,022	$213,333	$210,733	$209,777	$201,015

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	6.77%	6.47%	6.70%	6.67%	6.27%
Book value per common share	$13.77	$13.45	$12.89	$12.84	$12.31
Tangible book value per common share (non-GAAP)	13.25	12.91	12.75	12.69	12.16

Pre-tax Pre-provision Earnings from Continuing Operations
Income before income taxes	$10,183	$20,296	$5,980	$25,338	$4,774
Provision for loan losses	4,533	4,697	6,745	7,445	8,940

Pre-tax pre-provision earnings (non-GAAP)	$14,716	$24,993	$12,725	$32,783	$13,714

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

          As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for senior management and directors, policies, cash flows between the bank and the holding company, and capital levels, among other things. With respect to capital levels, the guidance provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.47% at September 30, 2012.

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

Plantation Federal Bank FDIC-Assisted Transaction

          On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the FDIC, as receiver for Plantation (the “Transaction”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The Transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (a “P&A Agreement”).

          During the three months ended June 30, 2012 a bargain purchase gain of $14.6 million was recorded in noninterest income on the Consolidated Statement of Operations. A deferred tax liability of $5.6 million representing the difference between the financial statement and tax bases was recorded in other liabilities on the Consolidated Balance Sheets. The bargain purchase gain represents the amount by which the estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed, adjusted for the discount bid cash payment received from the FDIC as well as the establishment of the FDIC indemnification asset and its associated true-up liability.

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

          As of the filing date of this report, there have been no adjustments or changes to the initial fair values. However, the fair value assigned to loans and OREO is preliminary and subject to refinement for up to one year after the closing date of the acquisition, as additional information becomes available.

          See Note 2 to the Consolidated Financial Statements for additional details.

Balance Sheet Repositioning

          In conjunction with the acquisition strategies completed during the second quarter of 2012, First Financial initiated a number of transactions to better position its balance sheet. The repositioning is expected to enhance net interest income, noninterest income, and net interest margin in future periods. During the quarter ended June 30, 2012 First Financial prepaid $125.0 million of long-term Federal Home Loan Bank (“FHLB”) advances with an average rate of 3.15%, incurring a termination charge of $8.5 million ($5.3 million after-tax). To fund the debt prepayment, mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold, generating a $3.5 million gain ($2.2 million after-tax). In aggregate, these transactions resulted in a net charge of $3.1 million after-tax, or $(0.19) per common share. The remaining proceeds from the investment sales were reinvested during the second and third quarters of 2012 in assets with higher projected returns for the current interest rate environment and outlook. First Financial believes the balance sheet repositioning is an economically accretive transaction as the net loss is expected to have a breakeven point of less than two years. In addition to the future enhancements, deleveraging the balance sheet created capital capacity to support the recent acquisitions.

Results of Operations

          First Financial recorded net income available to common shareholders of $5.7 million for the three months ended September 30, 2012, compared with $113 thousand for the three months ended September 30, 2011. Diluted net income per common share was $0.34 for the quarter ended September 30, 2012, compared with $0.01 for the same quarter last year.

          For the nine months ended September 30, 2012, net income available to common shareholders was $18.1 million, compared with a net loss of $(45.2) million for the same period of 2011. Diluted net income per common share from continuing operations was $1.09 for the first nine months of 2012, compared with a net loss per common share of $(2.52) for the first nine months of 2011.

Net Interest Income

          The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates	Three Months Ended September 30,
	2012			2011

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$19,130	$7	0.15%	$23,251	$11	0.19%
Securities available for sale	246,497	2,283	3.70	409,431	4,021	3.93
Securities held to maturity[1]	18,694	336	11.13	21,905	298	8.35
Nonmarketable securities	26,032	152	2.32	37,024	71	0.76
Loans[2]	2,673,438	37,104	5.53	2,442,071	33,828	5.50
FDIC indemnification asset, net	77,641	132	0.68	58,399	327	2.22

Total earning assets	3,061,432	40,014	5.23%	2,992,081	38,556	5.13%

Nonearning assets
Cash and due from banks	55,526			88,938
Allowance for loan losses	(48,329)			(55,503)
Other assets	214,883			175,900

Total assets	$3,283,512			$3,201,416

Interest-bearing liabilities
Deposit accounts
Interest-bearing checking	$509,029	$186	0.15%	$433,988	$284	0.26%
Savings	262,471	89	0.13	191,494	107	0.22
Money market	467,182	507	0.43	321,413	350	0.43
Time deposits	1,053,424	2,965	1.12	1,106,226	4,582	1.64

Total deposits	2,292,106	3,747	0.65%	2,053,121	5,323	1.03%
Advances from FHLB	248,984	2,273	3.63	549,684	3,372	2.43
Long-term debt	45,812	797	6.96	45,824	797	6.96

Total interest-bearing liabilities	2,586,902	6,817	1.05%	2,648,629	9,492	1.42%

Noninterest-bearing liabilities
Noninterest-bearing deposits	372,101			249,397
Other liabilities	34,462			35,986

Total liabilities	2,993,465			2,934,012
Shareholders’ equity	290,047			267,404

Total liabilities and shareholders’ equity	$3,283,512			$3,201,416

Net interest income/interest spread		$33,197	4.18%		$29,064	3.71%

Contribution of noninterest-bearing sources of funds[3]			0.17			0.16

Net interest margin (FTE)[4]			4.35%			3.87%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $184 thousand, and $159 thousand for the quarters ended September 30, 2012 and 2011, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 0.92% and 1.30% for the quarters ended September 30, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

Average Balances, Net Interest Income, Average Rates	Nine Months Ended September 30,
	2012			2011

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$12,625	$27	0.29%	$10,946	$15	0.18%
Securities available for sale	356,016	8,582	3.21	395,077	12,548	4.24
Securities held to maturity[1]	19,599	1,086	11.42	21,942	842	7.83
Nonmarketable securities	32,211	508	2.11	39,169	301	1.03
Loans[2]	2,571,323	105,223	5.46	2,538,159	103,169	5.43
FDIC indemnification asset, net	65,455	290	0.59	61,755	1,337	2.90

Total earning assets	3,057,229	115,716	5.08%	3,067,048	118,212	5.17%

Nonearning assets
Cash and due from banks	65,064			67,452
Allowance for loan losses	(50,379)			(74,752)
Assets from discontinued operations	—			22,142
Other assets	186,379			186,563

Total assets	$3,258,293			$3,268,453

Interest-bearing liabilities
Deposit accounts:
Interest-bearing checking	$470,653	$469	0.13%	$429,814	$1,066	0.33%
Savings	240,612	269	0.15	183,742	341	0.25
Money market	410,471	1,288	0.42	319,727	1,080	0.45
Time deposits	1,042,345	9,653	1.24	1,180,200	15,644	1.77

Total deposits	2,164,081	11,679	0.72%	2,113,483	18,131	1.15%
Advances from FHLB	397,887	8,484	2.85	535,744	9,923	2.48
Long-term debt	45,889	2,391	6.95	45,849	2,391	6.95

Total interest-bearing liabilities	2,607,857	22,554	1.16%	2,695,076	30,445	1.51%

Noninterest-bearing liabilities
Noninterest-bearing deposits	333,097			240,736
Liabilities from discontinued operations	—			4,116
Other liabilities	32,949			33,875

Total liabilities	2,973,903			2,973,803
Shareholders’ equity	284,390			294,650

Total liabilities and shareholder’s equity	$3,258,293			$3,268,453

Net interest income/interest spread		$93,162	3.92%		$87,767	3.66%

Contribution of noninterest bearing sources of funds[3]			0.17			0.18

Net interest margin (FTE)[4]			4.09%			3.84%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $592 thousand, and $447 thousand for the nine months ended September 30, 2012, and 2011, respectively, calculated based on a federal tax rate of 35%.

[2]	Average balances of loans include loans held for sale and nonaccrual loans.
[3]	Equates to total cost of funds of 1.02% and 1.39% for the nine months ended September 30, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

          The increase in net interest margin over the three month period of 2011 was primarily the result of (1) lower cost of deposits related to organic growth in core deposits and acquired deposits from Liberty and Plantation; (2) the balance sheet repositioning strategy completed in the second quarter of 2012; (3) improved performance on the Cape Fear nonperforming loans, which resulted in a shift to accretable yield; and (4) the accretion and amortization of purchase accounting adjustments from the Plantation acquisition. The increase in net interest margin over the nine month period of 2011 was primarily the result of average rates paid on interest-bearing liabilities declining 35 basis points while interest-earning asset yields declined only 9 basis points. The impact of the acquisitions contributed to the improved margin, as well as organic growth in low-cost core deposits during the twelve month period.

          Net interest income can be analyzed in terms of the impact of changes in volume as well as changes to interest rates. The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Three Months Ended September 30, 2012 Versus 2011 Increase (Decrease) due to			Nine Months Ended September 30, 2012 Versus 2011 Increase (Decrease) due to

(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$(2)	$(2)	$(4)	$3	$9	$12
Securities available for sale	(1,520)	(218)	(1,738)	(1,252)	(2,714)	(3,966)
Securities held to maturity	(47)	85	38	(181)	425	244
Nonmarketable securities	(26)	107	81	(61)	268	207
Loans	3,153	123	3,276	1,401	653	2,054
FDIC indemnification asset, net	84	(279)	(195)	76	(1,123)	(1,047)

Total interest income	$1,642	$(184)	$1,458	$(14)	$(2,482)	$(2,496)

Interest expense
Interest-bearing deposits
Interest-bearing checking	$43	$(141)	$(98)	$93	$(690)	$(597)
Savings and money market	190	(51)	139	378	(242)	136
Time deposits	(211)	(1,406)	(1,617)	(1,671)	(4,320)	(5,991)

Total interest-bearing deposits	22	(1,598)	(1,576)	(1,200)	(5,252)	(6,452)
Advances from FHLB and long-term debt	(2,308)	1,209	(1,099)	(2,792)	1,353	(1,439)

Total interest expense	(2,286)	(389)	(2,675)	(3,992)	(3,899)	(7,891)

Net interest income	$3,928	$205	$4,133	$3,978	$1,417	$5,395

Note: The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

          The increases in net interest income for the three and nine month periods reflect volume and rate variances that were positive in the aggregate. The positive volume and rate variances were primarily the result of the Plantation and Liberty acquisitions completed in the second quarter of 2012. The effects of the acquisitions were partially offset by negative volume and rate variances on investment securities available for sale and negative rate variances on advances from FHLB and long-term debt. The variances on investment securities were the result of the balance sheet repositioning (which negatively impacted volume, but positively impacted rate) as well as normal portfolio cash flows (which are being replaced with new, lower-yielding securities). The variances on advances from FHLB and long-term debt were due to the balance sheet repositioning. Both periods also reflect a positive rate variance on deposits due to the continued decline in rates paid on core and time deposits resulting from an ongoing strategy to reduce maturing high rate retail and wholesale time deposits and a shift in funding to core deposits. In addition, both the three and nine month periods reflect a positive loan rate and volume variance due primarily to the acquisition of Plantation loans, the related purchase accounting, and the improved performance of loans acquired from the former Cape Fear Bank.

Provision for Loan Losses

          After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $4.5 million for the quarter ended September 30, 2012, compared with $8.9 million for the same quarter last year. For the nine months ended September 30, 2012, the provision for loan losses totaled $16.0 million, compared with $99.4 million for the same period of the prior year. The decreases were primarily the result of continued improvement in historical loss trends and general stabilization of credit metrics through September 30, 2012. In addition, the year-to-date decrease was due to $65.7 million in additional provision associated with reclassifying $155.3 million of portfolio loans to loans held for sale in June 2011. See the “Asset Quality” and “Allowance for Loan Losses” sections below for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

          The following table summarizes the components of noninterest income.

Noninterest Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change		Nine Month Change

(dollars in thousands)	2012	2011	2012	2011	$	%	$	%

Service charges and fees on deposit accounts	$7,772	$7,196	$22,632	$20,559	$576	8.0%	$2,073	10.1%
Mortgage and other loan income	4,061	2,743	11,868	5,918	1,318	48.0	5,950	100.5
Trust and plan administration	1,117	1,333	3,276	3,561	(216)	(16.2)	(285)	(8.0)
Brokerage fees	655	588	2,194	1,911	67	11.4	283	14.8
Other	754	647	2,222	1,992	107	16.5	230	11.5
Other-than-temporary impairment on investment securities	(145)	(169)	(359)	(345)	24	(14.2)	(14)	4.1
Gain on acquisition	—	—	14,550	—	—	NM	14,550	NM
Gain on sale or call of investment securities	334	—	3,877	1,419	334	NM	2,458	173.2
Gain on sold loan pool, net	—	1,900	—	1,900	(1,900)	(100.0)	(1,900)	(100.0)

Total noninterest income	$14,548	$14,238	$60,260	$36,915	$310	2.2%	$23,345	63.2%

NM - Not meaningful.

          The increase over the three months ended September 30, 2011 was primarily the result of higher service charges on deposit accounts which continue to trend upward due to a higher number of transaction accounts, higher mortgage and other loan income due to higher residential mortgage origination levels related to the continued low interest rate environment and the addition of correspondent lenders, and a gain on the sale or call of investment securities due to securities called in the September 30, 2012 quarter. The increases were partially offset by the effect of a net gain recorded in the same quarter last year related to the resolution of some of the loans previously identified as part of the bulk loan pool.

          The increase over the nine months ended September 30, 2011 was principally caused by the gain on the Plantation acquisition and the gain on the sale of investment securities related to the balance sheet repositioning strategy. In addition, both mortgage and other loan income and service charges on deposit accounts increased due to a higher volume of transactions. The increases were partially offset by the gain on sold loan pool, as discussed above.

Noninterest Expense

          The following table summarizes the components of noninterest expense.

Noninterest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Change		Nine Month Change

(dollars in thousands)	2012	2011	2012	2011	$	%	$	%

Salaries and employee benefits	$15,621	$14,672	$45,975	$47,441	$949	6.5%	$(1,466)	(3.1)%
Occupancy costs	2,333	2,187	7,533	6,512	146	6.7	1,021	15.7
Furniture and equipment	2,132	1,724	5,834	5,318	408	23.7	516	9.7
Other real estate expenses, net	1,030	3,115	1,694	3,782	(2,085)	(66.9)	(2,088)	(55.2)
FDIC insurance and regulatory fees	693	576	2,448	2,910	117	20.3	(462)	(15.9)
Professional services	1,980	1,589	5,320	4,161	391	24.6	1,159	27.9
Advertising and marketing	964	868	2,582	2,665	96	11.1	(83)	(3.1)
Other loan expense	1,620	990	4,254	3,014	630	63.6	1,240	41.1
Intangible amortization	512	80	970	244	432	NM	726	NM
Other expense	6,144	3,787	15,853	11,655	2,357	62.2	4,198	36.0
FHLB prepayment termination charge	—	—	8,525	—	—	NM	8,525	NM
Goodwill impairment	—	—	—	630	—	NM	(630)	(100.0)

Total noninterest expense	$33,029	$29,588	$100,988	$88,332	$3,441	11.6%	$12,656	14.3%

NM - Not meaningful.

          In addition to the impact of the Plantation and Liberty transactions, the increase over the three months ended September 30, 2011 was due to higher professional services, other loan expense, and other expense, partially offset by lower OREO expenses. The increase in professional fees was a direct result of acquisition expenses related to Plantation and Liberty and other strategic initiatives. Other loan expense increased due to higher foreclosure-related costs as well as higher loan origination and servicing costs. Other expenses increased primarily the result of (1) beginning to amortize a projected impairment on the FDIC indemnification asset related to the Cape Fear transaction (because performance of the underlying loans has been better than originally projected and may result in lower future reimbursements under the loss share agreement), (2) a post-sale settlement on one of the insurance agencies sold during 2011 (3) and conversion-related expenses associated with migrating

Plantation customers to First Federal’s core operating systems during the current quarter. OREO expenses decreased due to the effect of fewer write-downs on OREO properties, recognition of more gains on the sales of properties, and less OREO related expense.

          The increase over the nine months ended September 30, 2011 was primarily the result of the FHLB termination charge related to the balance sheet repositioning strategy. Other significant variances included higher occupancy costs, professional services, other loan expense, and other expenses, partially offset by lower salaries and employee benefits, FDIC insurance and regulatory fees, and a goodwill impairment in 2011. Occupancy costs increased due to expenses associated with closing four in-store branches during the June 30, 2012 quarter. In addition to the factors discussed above for the quarterly results, other expenses increased due to deposit rewards management expenses related to higher customer debit card usage. The decrease in salaries and employee benefits was primarily the effect of compensation agreements entered into during the prior year. The decrease in FDIC insurance and regulatory fees was due to the new assessment methodology implemented by the FDIC during 2011. The variances in the other categories were essentially caused by the factors discussed above in the quarterly analysis.

Income Taxes

          The income tax expense for the three months ended September 30, 2012 was $3.5 million, compared with $1.9 million for the same period of the prior year. For the nine months ended September 30, 2012, the income tax expense was $15.5 million, compared with an income tax benefit of $24.3 million for the same period of 2011. The increases over both prior periods were primarily the result of the change in pre-tax income, partially offset by higher tax-exempt income resulting from purchasing bank owned life insurance. Additionally, the year-to-date variance was due to a $2.1 million write-down of the state deferred tax asset during the first quarter of 2012 in connection with First Federal’s conversion from a thrift to a South Carolina state-chartered commercial bank due to a difference in South Carolina tax laws for banks versus thrifts, and the establishment of a $5.6 million deferred tax liability related to the gain on the Plantation acquisition during the second quarter of 2012.

          The effective tax rate for the three months ended September 30, 2012, was 34.53%, compared with 39.65% for the same period of the prior year. The effective tax rate for the nine months ended September 30, 2012 was 42.43%, compared with 38.54% for the same period of the prior year. The increase over the nine month period of 2011 was primarily the result of the write-down of the state deferred tax asset as discussed above. See Note 8 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition

          Total assets at September 30, 2012 were $3.2 billion, an increase of $98.5 million or 3.1% over December 31, 2011 and an increase of $39.2 million or 1.2% over September 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions, partially offset by a decrease in investment securities due to the balance sheet repositioning.

Cash and Cash Equivalents

          Cash and cash equivalents totaled $86.4 million at September 30, 2012, an increase of $9.7 million or 12.7% over December 31, 2011 and essentially unchanged from September 30, 2011. The variance was primarily the result of holding short-term excess funds at the Federal Reserve.

Investment Securities

          Investment securities at September 30, 2012 totaled $276.6 million, a decrease of $181.1 million or 39.6% from December 31, 2011 and a decrease of $192.9 million or 41.1% from September 30, 2011. The decreases were the result of the strategic balance sheet repositioning discussed above which involved selling $203.6 million of mortgage-backed securities during the three months ended June 30, 2012 as well as normal portfolio cash flows, partially offset by new securities purchases. See Note 3 to the Consolidated Financial Statements and the “Balance Sheet Repositioning” section above for additional information regarding investment securities.

Loans

          The following table summarizes the loan portfolio by major categories.

LOANS (in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Residential loans
Residential 1-4 family	$1,008,130	$1,023,800	$972,881	$975,405	$909,907
Residential construction	19,660	19,601	15,501	15,117	16,431
Residential land	52,616	56,073	40,794	41,612	40,725

Total residential loans	1,080,406	1,099,474	1,029,176	1,032,134	967,063

Commercial loans
Commercial business	125,345	107,804	88,054	83,814	80,871
Commercial real estate	520,135	555,588	447,339	456,541	471,296
Commercial construction	1,801	17,201	16,289	16,477	15,051
Commercial land	74,306	78,011	54,786	61,238	67,432

Total commercial loans	721,587	758,604	606,468	618,070	634,650

Consumer loans
Home equity	380,000	388,534	347,825	357,270	369,213
Manufactured housing	277,744	276,607	275,845	275,275	276,047
Marine	69,314	59,643	50,458	52,590	55,243
Other consumer	45,318	49,621	45,795	50,118	53,118

Total consumer loans	772,376	774,405	719,923	735,253	753,621

Total loans	2,574,369	2,632,483	2,355,567	2,385,457	2,355,334
Less: Allowance for loan losses	46,351	48,799	50,776	53,524	54,333

Net loans	$2,528,018	$2,583,684	$2,304,791	$2,331,933	$2,301,001

          Total loans at September 30, 2012 increased $188.9 million or 7.9% over December 31, 2011 and increased $219.0 million or 9.3% over September 30, 2011. The Plantation and Liberty acquisitions were the catalyst to the growth in loan balances.

          At September 30, 2012, loans held for sale totaled $53.7 million, an increase of $5.5 million or 11.3% over December 31, 2011 and a decrease of $41.1 million or 43.3% from September 30, 2011. The increase over December 31, 2011 was due to higher levels of residential mortgage loans to be sold in the secondary market as a result of expanding First Federal’s correspondent lending channel. Secondary market sales generally settle in 45 to 60 days. Loans held for sale at September 30, 2011 were comprised of $40.8 million in residential mortgage loans awaiting sale in the secondary market and $54.1 million of loans in the bulk loan sale pool. The decrease from September 30, 2011 was primarily the result of completing the bulk loan sale in October 2011, partially offset by the correspondent lending expansion.

          Included in the table below are loans covered under loss share agreements with the FDIC (“covered loans”), as discussed in Notes 4 and 5 to the Consolidated Financial Statements. The following table provides a summary of the covered loans as well as several credit metrics by loan type.

	As of September 30, 2012			As of December 31, 2011

Loans Covered Under Loss Share Agreements (in thousands)	Loans Outstanding	Covered Delinquent Loans	Covered Nonperforming Loans	Loans Outstanding	Covered Delinquent Loans	Covered Nonperforming Loans

Residential loans
Residential 1-4 family	$5,209	$—	$714	$2,796	$—	$734
Residential land	14,344	114	8	7,464	53	253

Total residential loans	19,553	114	722	10,260	53	987

Commercial loans
Commercial business	24,404	241	380	11,127	148	2,851
Commercial real estate	140,517	772	7,746	77,834	1,149	10,661
Commercial construction	—	—	—	1,036	—	312
Commercial land	32,823	—	789	13,951	274	2,102

Total commercial loans	197,744	1,013	8,915	103,948	1,571	15,926

Consumer loans
Home equity	23,197	243	380	25,493	637	506
Other consumer	1,312	71	6	1,685	42	104

Total consumer loans	24,509	314	386	27,178	679	610

Total loans	$241,806	$1,441	$10,023	$141,386	$2,303	$17,523

Other repossessed assets acquired	$14,605			$7,550
Criticized loans[1]	6,145			6,902
Classified loans[1]	20,623			33,509

[1] See Note 4 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

          The table above includes $147.8 million of covered loans related to the Plantation acquisition as of September 30, 2012. Covered delinquent loans and covered nonperforming loans related to Plantation totaled $1.1 million and $24 thousand, respectively, as of September 30, 2012.

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

DELINQUENT LOANS (30-89 days past due) (dollars in thousands)	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011

	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$2,361	0.23%	$1,244	0.12%	$1,889	0.19%	$2,986	0.31%	$1,722	0.19%
Residential land	157	0.30	475	0.85	123	0.30	561	1.35	65	0.16

Total residential loans	2,518	0.23	1,719	0.16	2,012	0.20	3,547	0.34	1,787	0.18

Commercial loans
Commercial business	582	0.46	903	0.84	1,677	1.90	908	1.08	868	1.07
Commercial real estate	2,397	0.46	3,014	0.54	3,065	0.69	3,514	0.77	3,394	0.72
Commercial construction	—	—	—	—	—	—	—	—	595	3.95
Commercial land	318	0.43	675	0.87	2,271	4.15	1,185	1.94	537	0.80

Total commercial loans	3,297	0.46	4,592	0.61	7,013	1.16	5,607	0.91	5,394	0.85

Consumer loans
Home equity	2,204	0.58	2,017	0.52	3,315	0.95	4,525	1.27	3,408	0.92
Manufactured housing	2,506	0.90	1,835	0.66	1,502	0.54	3,267	1.19	2,600	0.94
Marine	227	0.33	300	0.50	358	0.71	597	1.14	980	1.77
Other consumer	742	1.64	626	1.26	445	0.97	831	1.66	629	1.18

Total consumer loans	5,679	0.74	4,778	0.62	5,620	0.78	9,220	1.25	7,617	1.01

Total delinquent loans	$11,494	0.45%	$11,089	0.42%	$14,645	0.62%	$18,374	0.77%	$14,798	0.63%

          Total delinquent loans at September 30, 2012 decreased $6.9 million or 37.4% from December 31, 2011 and decreased $3.3 million or 22.3% from September 30, 2011. The decreases were primarily the result of improvements in the commercial portfolio, partially offset by higher delinquent residential and consumer loans as they work through the credit cycle.

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

NONPERFORMING ASSETS (dollars in thousands)	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011

	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Residential loans
Residential 1-4 family	$10,881	1.08%	$10,460	1.02%	$6,649	0.68%	$4,977	0.51%	$1,595	0.18%
Residential land	1,558	2.96	1,423	2.54	1,398	3.43	1,448	3.48	1,140	2.80

Total residential loans	12,439	1.15	11,883	1.08	8,047	0.78	6,425	0.62	2,735	0.28

Commercial loans
Commercial business	1,407	1.12	1,198	1.11	1,931	2.19	3,666	4.37	4,322	5.34
Commercial real estate	15,853	3.05	15,918	2.87	18,474	4.13	17,127	3.75	18,400	3.90
Commercial construction	247	13.71	261	1.52	261	1.60	605	3.67	266	1.77
Commercial land	2,990	4.02	4,577	5.87	5,240	9.56	5,232	8.54	6,310	9.36

Total commercial loans	20,497	2.84	21,954	2.89	25,906	4.27	26,630	4.31	29,298	4.62

Consumer loans
Home equity	10,145	2.67	10,636	2.74	9,779	2.81	8,192	2.29	6,871	1.86
Manufactured housing	2,221	0.80	2,197	0.79	2,648	0.96	3,461	1.26	2,922	1.06
Marine	90	0.13	29	0.05	63	0.12	246	0.47	47	0.09
Other consumer	228	0.50	306	0.62	131	0.29	224	0.45	127	0.24

Total consumer loans	12,684	1.64	13,168	1.70	12,621	1.75	12,123	1.65	9,967	1.32

Total nonaccrual loans	45,620	1.77	47,005	1.79	46,574	1.98	45,178	1.89	42,000	1.78
Loans 90+ days still accruing	74		75		51		121		171
Restructured loans, still accruing	3,340		2,857		3,276		2,411		734

Total nonperforming loans	49,034	1.90%	49,937	1.90%	49,901	2.12%	47,710	2.00%	42,905	1.82%
Nonperforming loans held for sale	―		―		―		―		39,412
Other repossessed assets acquired	21,579		28,191		21,818		20,487		26,212

Total nonperforming assets	$70,613		$78,128		$71,719		$68,197		$108,529

          Total nonperforming assets at September 30, 2012 increased $2.4 million or 3.5% over December 31, 2011 and decreased $37.9 million or 34.9% from September 30, 2011. The increase over December 31, 2011 was primarily the result of $10.7 million of OREO acquired as part of the Plantation transaction, partially offset by $7.0 million in OREO reductions due to legacy First Federal OREO sales and write-downs. In addition, the effects of higher nonperforming residential loans and higher nonperforming home equity loans due to prolonged foreclosure processes were substantially offset by lower nonperforming commercial loans. The decrease from September 30, 2011 was primarily the result of completing the bulk loan sale in October 2011 as well as the decline in nonperforming commercial loans and OREO, partially offset by higher nonperforming residential and consumer loans due to the aformentioned factors. Covered nonperforming loans decreased $7.5 million from December 31, 2011 to $10.0 million at September 30, 2012. Covered OREO totaled $14.6 million at September 30, 2012, an increase of $7.1 million over December 31, 2011 due to the Plantation acquisition.

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

          The following table presents net charge-offs by loan category.

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011

NET CHARGE-OFFS (dollars in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Residential loans
Residential 1-4 family	$294	0.12%	$1,070	0.42%	$507	0.21%	$391	0.16%	$414	0.18%
Residential land	403	2.91	78	0.59	701	6.75	532	5.31	165	1.58

Total residential loans	697	0.26	1,148	0.42	1,208	0.47	923	0.37	579	0.24

Commercial loans
Commercial business	924	3.22	334	1.34	825	3.60	640	3.22	136	0.69
Commercial real estate	1,994	1.47	714	0.54	1,462	1.30	1,417	1.22	433	0.36
Commercial construction	11	0.56	(2)	(0.05)	(2)	(0.05)	(3)	(0.07)	635	16.12
Commercial land	1,037	5.43	723	4.00	1,439	9.87	804	4.94	2,052	12.15

Total commercial loans	3,966	2.14	1,769	0.99	3,724	2.41	2,858	1.83	3,256	2.04

Consumer loans
Home equity	1,125	1.17	2,580	2.71	2,264	2.57	2,955	3.26	4,910	5.28
Manufactured housing	778	1.12	666	0.97	1,467	2.13	845	1.23	978	1.42
Marine	146	0.88	82	0.60	361	2.83	142	1.05	158	1.12
Other consumer	269	2.22	428	3.48	469	3.90	531	4.09	217	1.61

Total consumer loans	2,318	1.20	3,756	1.98	4,561	2.51	4,473	2.41	6,263	3.31

Total net charge-offs	$6,981	1.07%	$6,673	1.04%	$9,493	1.60%	$8,254	1.39%	$10,098	1.71%

*Represents an annualized rate

          Total net charge-offs for the quarter ended September 30, 2012 decreased $1.3 million or 15.4% and decreased $3.1 million or 30.9% from the quarters ended December 31, 2011 and September 30, 2011, respectively. However, the level of future net charge-offs is expected to fluctuate, primarily as residential and home equity problem loans are worked through their credit cycle.

          The following table details classified assets by category.

	September 30, 2012			December 31, 2011
CLASSIFIED ASSETS (dollars in thousands)
	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified

Residential loans
Residential 1-4 family	$714	$17,256	$17,970	$734	$7,232	$7,966
Residential land	246	1,742	1,988	253	1,518	1,771

Total residential loans	960	18,998	19,958	987	8,750	9,737

Commercial loans
Commercial business	1,333	8,399	9,732	4,386	9,466	13,852
Commercial real estate	14,817	42,920	57,737	22,569	39,936	62,505
Commercial construction	—	247	247	588	261	849
Commercial land	1,370	8,207	9,577	3,516	10,697	14,213

Total commercial loans	17,520	59,773	77,293	31,059	60,360	91,419

Consumer loans
Home equity	2,131	15,635	17,766	1,359	8,087	9,446
Manufactured housing	—	2,357	2,357	—	3,461	3,461
Marine	—	116	116	15	231	246
Other consumer	12	405	417	89	256	345

Total consumer loans	2,143	18,513	20,656	1,463	12,035	13,498

Total classified loans	20,623	97,284	117,907	33,509	81,145	114,654
Other repossessed assets acquired	14,605	6,974	21,579	7,550	12,937	20,487

Total classified assets	$35,228	$104,258	$139,486	$41,059	$94,082	$135,141

Classified assets/FFCH tier 1 capital + ALL		27.60%	36.93%		25.15%	36.12%

          The increases in classified residential loans and home equity loans were essentially the result of inflows related to nonperforming loans not being offset by outflows due to the current prolonged foreclosure process. The decrease in classified commercial loans was due to continued improvements in credit quality since the bulk loan sale in late 2011.

Allowance for Loan Losses

          First Federal maintains an allowance for loan losses (the “allowance”) which is management’s best estimate of probable losses inherent in the outstanding loan portfolio. The allowance is decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. The allowance is based on management’s continuing review and credit risk evaluation of the losses inherent in the loan portfolio.

          A committee consisting of members of lending management, credit risk management, and accounting meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. First Federal utilizes an external firm to review the credit quality of the loan portfolio and reports the results of its reviews to executive management and the Audit Committee of the Board of Directors on a quarterly basis. Such reviews also assist management in validating the accuracy of the credit risk rating process and establishing the level of the allowance.

          The portfolio evaluation and allowance calculation process determines specific reserves for specifically identified impaired loans and general reserves for pools of homogeneous loans to arrive at the required allowance. In addition an unallocated or non-specific reserve may be deemed necessary based on the committee’s judgment. As of September 30, 2012, there was no unallocated portion in the allowance for loan losses. In addition to being used to categorize risk, First Federal’s internal credit risk rating system is used to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk.

          A primary component in determining the reserve factors utilized in the allowance calculation is the actual loss history tracked by major loan category. First Federal currently estimates the losses inherent in the loan portfolio based on a rolling eighteen month historical loss period to evaluate the allowance. The loss history is reviewed by loan sector along with more recent trends, such as one-year and the most recent quarter historical loss ratios to determine the direction and anticipation of probable future losses. First Federal’s policy is to adjust the loss history with internal and external qualitative factors at each period end, as appropriate, given the facts available at the time. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include, but are not limited to:

•	Changes in lending policies and procedures;
•	Changes in economic conditions;
•	Changes to the nature and volume of the portfolio;
•	Experience, ability, and depth of management;
•	Past due, nonaccrual, and graded loans;
•	Quality of the loan review system;
•	Collateral value changes for collateral dependent loans;
•	Changes in credit concentration; and
•	Competitive, legal, and regulatory environment.

          Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The specific reserve associated with impaired loans is primarily determined by estimating the loss inherent in each problem credit utilizing a discounted cash flow methodology or based on the value of the underlying collateral.

          The following table sets forth the changes in the allowance.

	Three Months Ended		Nine Months Ended

(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Balance, beginning of period	$48,799	$55,491	$53,524	$88,349
Provision for loan losses	4,533	8,940	15,975	99,418
Charge-offs	(7,615)	(10,759)	(25,343)	(135,941)
Recoveries	634	661	2,195	2,507

Net charge-offs	(6,981)	(10,098)	(23,148)	(133,434)

Balance, end of period	$46,351	$54,333	$46,351	$54,333

          The allowance for loan losses at September 30, 2012 represented 1.80% of total loans, compared with 2.31% of total loans at September 30, 2011. The decrease in the allowance ratio was primarily the result of acquiring loans that are carried at fair value and do not currently have an associated allowance. Excluding the impact related to the $294.6 million of loans acquired from Plantation and Liberty during the June 30, 2012 quarter, the allowance for loan losses was 2.02% and the decrease was primarily the result of the continued improvement in historical loss factors and stable credit metrics since the bulk loan sale in October 2011. The allowance for loan losses at September 30, 2012 was 1.99% of loans excluding covered loans, and represented 1.19 times coverage of the non-covered nonperforming loans.

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

Other Intangible Assets

          Other intangible assets, net totaled $8.5 million at September 30, 2012, an increase of $6.1 million over December 31, 2011 and an increase of $6.0 million over September 30, 2011. The increases were the result of establishing intangibles related to the Liberty and Plantation acquisitions of $5.2 million and $1.7 million, respectively. These increases were partially offset by the ongoing amortization of the existing and new intangibles.

Other Assets

          Other assets totaled $83.0 million at September 30, 2012, a decrease of $13.0 million or 13.5% over December 31, 2011 and a decrease of $35.6 million or 30.0% from September 30, 2011. The decreases were principally due to current tax adjustments recorded, federal refunds received during the twelve month period ended September 30, 2012 and a $2.1 million write-down of the state deferred tax asset during the first quarter of 2012 after First Federal’s conversion to a South Carolina–state chartered commercial bank related to a difference in applicable South Carolina tax laws for banks versus thrifts. In addition, OREO decreased as property sales outpaced foreclosures.

Deposits

          Deposits totaled $2.6 billion at September 30, 2012, an increase of $377.6 million or 16.9% over December 31, 2011 and an increase of $313.9 million or 13.6% over September 30, 2011. Core deposits, which include checking, savings, and money market accounts, totaled $1.6 billion at September 30, 2012, an increase of $388.0 million or 31.5% over December 31, 2011 and an increase of $395.1 million or 32.3% over September 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions as well as the introduction of new retail deposit products and sales processes during 2012 of Time deposits at September 30, 2012 totaled $997.1 million, a decrease of $10.4 million or 1.0% from December 31, 2011 and a decrease of $81.2 million or 7.5% from September 30, 2011. The increase over December 31, 2011 was primarily the result of the Plantation and Liberty acquisitions, partially offset by the continued planned reductions in maturing high rate retail and wholesale time deposits. The decrease from September 30, 2011 was primarily the result of the continued planned reductions in maturing high rate time deposits, partially offset by the additional time deposits acquired in the Plantation and Liberty transactions.

Borrowed Funds

          Borrowed funds are comprised of advances from the FHLB and long-term debt. Borrowings totaled $300.2 million at September 30, 2012, a decrease of $308.0 million or 50.6% from December 31, 2011 and a decrease of $305.0 million or 50.4% from September 30, 2011. The decreases were primarily the result of prepaying $125.0 million of long-term FHLB advances during the three months ended June 30, 2012 as part of the balance sheet repositioning strategy, as well as payments made during the last twelve months as core deposits increased and the funding mix shifted from away from wholesale funding. See Note 6 to the Consolidated Financial Statements above for additional information regarding the FHLB paydown.

Capital

          Shareholders’ equity at September 30, 2012 was $292.5 million, an increase of $15.3 million or 5.5% over December 31, 2011 and an increase of $24.0 million or 8.9% over September 30, 2011. The increases were due to the effect of net operating results, partially offset by a reduction in accumulated other comprehensive income related to investment securities valuations during the last twelve months. Both First Financial’s and First Federal’s regulatory capital ratios are in excess of “well-capitalized” minimums, as presented in the following table.

	For the Quarters Ended

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

First Financial
Equity to assets	9.01%	8.69%	8.84%	8.81%	8.37%
Tangible common equity to tangible assets (non-GAAP)	6.77	6.47	6.70	6.67	6.27
Book value per common share	$13.77	$13.45	$12.89	$12.84	$12.31
Tangible book value per common share (non-GAAP)	13.25	12.91	12.75	12.69	12.16
Dividends paid per common share, authorized	0.05	0.05	0.05	0.05	0.05
Common shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	16,527

	Regulatory Minimum for “Well-Capitalized”

Tier 1 leverage capital ratio	5.00%	10.12%	9.79%	10.22%		(1)		(1)
Tier 1 risk-based capital ratio	6.00	14.42	13.89	14.81		(1)		(1)
Total risk-based capital ratio	10.00	15.70	15.16	16.08		(1)		(1)

First Federal[2]
Tier 1 leverage capital ratio	5.00%	9.47%	9.06%	9.00%	8.92%		8.26%
Tier 1 risk-based capital ratio	6.00	13.50	12.86	13.05	12.35		11.26
Total risk-based capital ratio	10.00	14.78	14.13	14.32	13.61		12.53

[1]

The quarter ended March 31, 2012 represented the first period holding company ratios for First Financial were required to be filed with the Federal Reserve Bank included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies . The capital ratios presented above for the quarter ended September 30, 2012 at the holding company are considered preliminary until the regulatory report is filed with the Federal Reserve Bank.

[2]

Capital ratios beginning with the quarter ended March 31, 2012 for First Federal Bank are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income (the “Call Report”). Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.

          As a result of First Federal’s charter conversion and Federal Reserve membership in February 2012, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides guidance that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.47% at September 30, 2012.

          On March 29, 2012, the U.S. Treasury completed the sale of its $65 million Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred stock”) investment in First Financial to private investors through a registered public offering. There was no impact to First Financial’s financial condition or operating results due to the transaction. On October 25, 2012, First Financial declared a quarterly cash dividend of $12.50 per preferred share payable on November 15, 2012 to preferred shareholders of record as of November 5, 2012.

          On October 25, 2012, First Financial declared a quarterly cash dividend of $0.05 per common share, payable on November 23, 2012 to common shareholders of record as of November 8, 2012.

          In June 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs were subsequently published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency. The comment period on the NPRs ended on October 22, 2012. If approved in their proposed form, the NPRs would be effective over a phased-in period from 2013 to 2019. If adopted, the final rules could make First Financial and First Federal subject to enhanced, complex capital requirements. First Federal is in the process of evaluating the impact of the proposed rules on its financial condition and operations.

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

          As of September 30, 2012, First Federal had the capacity to borrow an additional $744.9 million from the FHLB of Atlanta, the Federal Reserve of Richmond, and through federal funds lines with three unaffiliated banks. Neither the line with the Federal Reserve nor the federal funds lines had outstanding balances at September 30, 2012.

First Financial Liquidity

          As a holding company, First Financial conducts its business through its subsidiaries and is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, and additional borrowings or stock offerings. Potential uses of First Financial’s cash and cash equivalents include dividend and interest payments, operating expenses, or capital contributions to its subsidiaries, including First Federal. As of September 30, 2012, First Financial had cash and cash equivalents of $19.5 million, compared with $39.0 million at December 31, 2011. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders. In April 2012 and June 2012, the Board of Directors approved a combined total of $12.0 million downstream of capital to First Federal to support acquisition activities.

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

          Based on the dynamic gap analysis, First Federal is liability-sensitive within one year, with rate-sensitive liabilities exceeding rate-sensitive assets by $152.6 million or 4.70% of total assets as of September 30, 2012. This is compared with a liability-sensitive position of $201.4 million or 6.40% of total assets as of December 31, 2011. The decrease in the liability-sensitive position was primarily the result of the reduction in certificates of deposit and the addition of core deposits during the current quarter.

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

          An institution which is liability-sensitive would normally have a negative effect on net interest income in a rising rate environment. The opposite would generally occur when an institution has a positive gap position, or is asset-sensitive. Net interest income simulations were performed as of September 30, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming a static balance sheet composition. Based on the simulations, while First Federal is slightly liability-sensitivity, net interest income would be expected to increase from what it would be if rates were to remain at September 30, 2012 levels by 0.39% if market interest rates were to increase immediately by 100 basis points in a parallel shift, while the increase in net interest income would be expected to be approximately 0.67% if market interest rates were to increase immediately by 200 basis points in a parallel shift. While the anticipated increase in net interest income is contrary for an institution with a negative gap, the nominal movement is primarily related to the lag matrix on the repricing of liabilities and the timing and magnitude of asset repricing relative to liabilities. There are fewer assets adjusting immediately, however loans generally move fully with the related index or yield curve change, while deposits may not change on a one-to-one correlation with the index or yield curve. The difference in the rate of change for assets relative to liabilities and the lagged timing of the liability changes has resulted in the projected slight increase in net interest income in a rising rate environment.

          Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at September 30, 2012 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 1.62% and increase by 2.78%, respectively, from where it would be if rates were to remain at September 30, 2012 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

Item 4. Controls and Procedures

          a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on their evaluation, First Financial’s Chief Executive Officer and its Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of September 30, 2012, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2012, First Financial believes that such litigation will not materially affect First Financial’s consolidated financial position or results of operations.

Item 1A. Risk Factors

          Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this From 10-Q and in our other filings with the SEC, and the following:

          First Financial may become subject to more stringent capital requirements.

          Federal banking regulators have jointly proposed and requested comment on proposed rules that, taken together, would establish an integrated regulatory capital framework that would generally implement the Basel III regulatory capital reforms in the United States. The comment period on the proposed rules expired on October 22, 2012. As proposed, the U.S. implementation of Basel III would generally lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. If adopted in their proposed form, these new capital requirements would generally be phased in from 2013 to 2019. Additionally, the proposed rules contemplate that, for banking organizations with less than $15 billion in assets, such as First Financial, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. Compliance with these rules could impact our capital plans, affect returns on capital, and impose additional costs on First Financial and First Feceral. The potential impact of the proposed new rules on First Financial and First Federal is being reviewed. There is no assurance that the Basell III-related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules would be effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mine Safety Disclosures

          Not applicable.

Item 5. Other Information

Rule 14a-8 Shareholder Proposal Deadline

          The 2013 annual meeting of shareholders will be held on April 25, 2013, which is more than 30 days after the anniversary of the 2012 annual meeting of shareholders which was held on January 26, 2012. As a result, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company has set a revised deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2013 annual meeting of shareholders. The new extended deadline for delivering shareholder proposals to the Company is the close of business on November 30, 2012, which date was determined in accordance with Rule 14a-8(e). Any shareholder proposal requested to be included in the proxy materials for the 2013 annual meeting of shareholders must (i) be received by Robert L. Davis, Executive Vice President, Corporate Counsel and Corporate Secretary, at the Company’s principal executive offices at 2440 Mall Drive, Charleston, South Carolina 29406 on or before November 30, 2012; and (ii) satisfy all of the requirements of, and not otherwise be permitted to be excluded under, Rule 14a-8 promulgated by the SEC and our Bylaws. To ensure prompt receipt by the Company, the Company recommends that such proposals be sent certified mail, return receipt requested.

Certificate of Incorporation and Bylaws Deadline

          The Company’s Certificate of Incorporation and Bylaws provide that, in order for a shareholder to make nominations for the election of directors or proposals for business to be brought before the annual meeting, a shareholder must deliver notice of such nominations and/or proposals to the Corporate Secretary not less than 30 days nor more than 60 days prior to the date of the annual meeting; provided, that if less than 31 days’ notice of the date of the annual meeting is given to shareholders, such notice must be received no later than the close of business on the 10th day following the day on which notice of the date of the annual meeting was provided to shareholders. A copy of the Certificate of Incorporation and Bylaws may be obtained from the Company. Shareholders may recommend qualified director candidates by writing to Robert L. Davis, Executive Vice President, Corporate Counsel and Corporate Secretary, First Financial Holdings, Inc., 2440 Mall Drive, Charleston, South Carolina 29406. Submissions should include information regarding a candidate’s background, qualifications, experience and willingness to serve as a director. To ensure prompt receipt by the Company, the proposal should be sent certified mail, return receipt requested. Proposals must comply with our Bylaws related to shareholder proposals and with SEC Rule 14a-8 in order to be included in our proxy materials for the 2013 annual meeting of shareholders.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101*

The follow ing material from First Financial’s Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statement of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flow s, and 6) Notes to Consolidated Financial Statements

* In addition to and not in lieu of any other relief granted by the SEC as a result of Hurricane Sandy, in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file was originally required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: November 9, 2012	/s/ Blaise B. Bettendorf

Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)