Form 10-Q/A
period 2012-09-30
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2012-11-14
CIK 787075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

First Financial Holdings, Inc. is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 9, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T, which exhibit was delayed due to a temporary hardship as a result of Hurricane Sandy.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101**

The following material from First Financial’s Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statement of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows, and 6) Notes to Consolidated Financial Statements

*   Previously filed with the Form 10-Q

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: November 14, 2012	/s/ Blaise B. Bettendorf
Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)